Form 10-K
period 1993-12-31
AVATAR HOLDINGS INC
filed 1994-03-30
CIK 39677

                                SECURITIES AND EXCHANGE COMMISSION
                                     Washington,  D.C.  20549

                                              FORM 10-K

                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31,  1993 -- Commission File Number 0-7616

                                  AVATAR HOLDINGS INC.

              (Exact name of registrant as specified in its charter)

             Delaware                                            23-1739078
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  255 Alhambra Circle,  Coral Gables, Florida                          33134
  (Address of principal executive offices)                       (Zip code)

  Registrant's telephone number, including area code:      (305) 442-7000

  Securities registered pursuant to section 12(g) of the Act:

                                   Common Stock,  $1.00 Par Value
                                         (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes    X            No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

  Aggregate market value of the voting stock held by non-affiliates of the registrant was $329,054,208 as of February 28, 1994.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, $1.00 par value, issued and outstanding.

        As of February 28, 1994, there were 9,095,102 shares of common Stock, $1.00 par value, issued and outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                 AVATAR HOLDINGS INC.

                            1993 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS

  PART I                                                                  Page

  Item 1.     Business..................................................     3

  Item 2.     Properties................................................     7

  Item 3.     Legal Proceedings.........................................     7

  Item 4.     Submission of Matters to a Vote of Security Holders.......     8

  Executive Officers of the Registrant..................................     9


  PART II

  Item 5.     Market for Registrant's Common Stock and Related Stockholders
              Matters ...................................................   11

  Item 6.     Selected Financial Data...................................    12

  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    13

  Item 8.     Financial Statements and Supplementary Data...............    19

  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures.................................    46

  PART III

  Item 10.    Directors and Executive Officers of the Registrant........    46

  Item 11.    Executive Compensation....................................    46

  Item 12.    Security Ownership of Certain Beneficial Owners and
              and Management.............................................   46

  Item 13.    Certain Relationships and Related Transactions............    46

  PART IV

  Item 14.    Exhibits,  Financial Statement Schedules, and
              Reports on Form 8-K........................................   47

  Exhibit Index.........................................................    58

                                             PART I



        Item 1.     Business


             Avatar Holdings Inc. (a Delaware corporation incorporated in 1970)
        and its subsidiaries (collectively, "Avatar" or the "Company") are engaged in two principal business activities: real estate and water and wastewater utilities operations. Avatar's real estate operations, which are located in the states of Florida, Arizona and California, include the development and sale of homesites; the development and sale of improved and unimproved homesites and commercial/industrial land tracts; the construction and sale of single family and multifamily housing; operations of amenities and resorts; development, sale and management of vacation ownership units in Avatar's Poinciana community; cable television operations and property management services. Avatar provides financing for a large portion of its homesite sales, mainly under a deed and mortgage arrangement. Avatar's utility operations consist of water and wastewater treatment plants which serve communities in Florida and Arizona. During 1993, approximately 56% and 44% of the total revenues were generated through real estate and utility operations, respectively, net of the gain on the sale of the midwest water utilities discussed below.

             On August 31,  1993,  the  Company sold its  water and  wastewater
        utilities located in  Indiana,   Missouri,   Ohio,   and Michigan  (the
        "Midwest  Water  Utilities")  for  an  aggregate  selling  price   of
        $62,000,000,  resulting in a pre-tax gain of $21,822,000.

            In the current year the Company has invested approximately $51,000,000 cash in an investment trading portfolio.
        (See Liquidity section)

            Avatar's revised business strategy includes a shift away from homesite sales and toward housing, retail and industrial real estate development, sales of vacation ownership intervals and resort operations. Certain of Avatar's properties are being developed and such developments are at different stages of completion. In addition, Avatar is examining each of its remaining principal properties in an effort to determine the best long-term use or development.

             Information regarding revenues, results of operations and assets of the two business segments noted above are included in Item 8 under the caption "Notes to Consolidated Financial Statements".

        Real Estate

             Avatar's assets include  real estate  inventory in  the states  of
        Florida, Arizona and California. In its Florida communities of Poinciana, Barefoot Bay, Cape Coral, Golden Gate and Leisure Lakes, as well as in its Arizona community of Rio Rico, Avatar's activities include homesite and industrial/commercial land sales, the construction and sale of single family and multifamily housing, and the construction, sale and management of vacation ownership units, with the types of activities varying from community to community. Avatar owns
        other    sites   including    Harbor Islands  in Hollywood,  Florida;
        Banyan Bay in Martin County, Florida; Ocala Springs in Marion County, Florida; and Woodland Hills in Los Angeles County, California.

             Poinciana, located in central Florida approximately 21 miles south of Orlando and 10 miles from Walt Disney World, encompasses 47,000 acres of land, approximately 15,500 of which are owned by Avatar. This planned community development includes subdivisions for single family, multifamily and manufactured housing, and commercial/industrial areas. Since 1971, 21,860 homesites have been sold and approximately 4,219 housing units, primarily single family houses and townhouses, have been constructed by Avatar and other non-affiliated builders. As of December 31, 1993, approximately 12,965 developed and undeveloped homesites remained in inventory at Poinciana. Additionally, approximately 4,456 acres of land zoned for industrial/commercial and multifamily use also remained in inventory. At
        December 31, 1993, Avatar had firm contracts at Poinciana to construct 49 single family units with a total sales volume of $3,726,488. Avatar's real estate activities at Poinciana also include the construction, sale and management of vacation ownership units. As of December 31, 1993, 1,606 unit weeks had been sold and 1,306 unit weeks remained in inventory at Poinciana. Avatar also owns and operates a 31,100 square foot shopping center at Poinciana that was 100% occupied at December 31, 1993. Recreational facilities owned and operated by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club with a swimming pool, a community center and a series of nature walks and trails.

             Barefoot Bay is located on Florida's east coast, midway between Vero Beach and Melbourne. Avatar's operations at Barefoot Bay include the sale of manufactured homes and homesites. Since operations commenced in 1970, approximately 94% of the 5,020 available homesites have been sold. At December 31, 1993, Avatar had firm contracts to construct 8 housing units at a total selling price of $683,000. Recreational facilities owned and operated at Barefoot Bay by Avatar include an 18-hole executive golf course, a community center, swimming pools, tennis courts, a private beach and a fishing pier. Avatar also owns and operates a 13,420 square foot shopping center in Barefoot Bay that was 100% occupied at December 31, 1993.

             Avatar also owns 268 acres adjacent to Barefoot Bay. Platting, design and engineering for this proposed golf course community of 630 conventional single-family and zero-lot line homesites commenced in 1989 and is continuing through 1994.

             Cape Coral is a 60,700-acre community, of which approximately 3,727 acres are owned by Avatar, located on Florida's west coast seven miles west of Fort Myers. Its population has increased from 11,470
        in    1970    to   approximately   84,000  in 1993.  To  accommodate
        this increase, Avatar constructed, during 1991, the Camelot Isles Shopping Center, a 70,000 square foot retail center that opened in February 1992. At December 31, 1993, the shopping center was 89% occupied. Remaining inventory at December 31, 1993, included approximately 3,734 single family homesites and 2,700 acres of land zoned for commercial, industrial and multifamily use. Avatar's Tarpon Point Marina, which is located in Cape Coral, accommodates 175 vessels and features dockmaster facilities, a ship's store and fueling facilities. The Camelot Marina, for which the initial phase of construction was completed in 1991, will accommodate 76 vessels and feature 3,500 feet of boardwalk upon completion. Other amenities available to the residents of Cape Coral include Avatar's Cape Coral Golf and Tennis Resort that features an 18-hole championship golf course, a 9-hole executive golf course, eight tennis courts and a 100-room motel.

             Golden Gate City, located east of Naples in southwest Florida, had remaining inventory as of December 31, 1993 which included 32 single family and duplex homesites, 43 acres of land zoned for multifamily use and 10 acres zoned for commercial use.

             Golden Gate Estates comprises 2,497 acres of land subdivided into 5,800 homesites. Remaining inventory as of December 31, 1993, includes approximately 130 homesites of varying size, the majority of which are approximately 1 and 1-1/4 acre homesites, and 7,400 acres of land held for future use.

             Avatar's land holdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consist of 3,244 homesites remaining in inventory at December 31, 1993. Amenities at Leisure Lakes include a 9-hole executive golf course, a small lakefront motel, tennis courts, shuffleboard courts, a swimming pool, a club house with pro shop, a coffee shop, a private beach, a boat ramp, a card room and various lakes available for water sports.

             Rio Rico, a 55,000-acre community development in southern Arizona, is located 57 miles south of Tucson. This community, with a population of approximately 4,700 residents, consists of single family homes and townhouses and includes several areas zoned for commercial and industrial development. Avatar owns and operates a 175-room hotel complex, an 18-hole Robert Trent Jones designed championship golf course and a 36,800 square foot shopping center, which was 98% occupied as of December 31, 1993. Remaining inventory at Rio Rico at December 31, 1993 included approximately 3,575 single family homesites, 2,536 acres of land zoned for commercial, industrial and multifamily use, 4,762 acres of land held for future development, sale or other use, and 2,838 acres of undeveloped mountain range reserved for open space.

             The Harbor Islands Project encompasses 191 acres, including 30 acres conveyed to the city of Hollywood for future parks, adjoining the Intra-coastal Waterway in Hollywood, Florida. An approved plan for this water-oriented community provides for 2,700 high-rise condominium units, 447 townhouses and triplex dwelling units, 28 single family homesites, 65,000 square feet of commercial space and a 150-room hotel. Additionally, permits have been obtained and preliminary construction completed on a 196-boat slip marina.

             Banyan Bay, located in Martin County, Florida, comprises 251 acres
        of  land.    Future  plans  contemplate  a  medium-density  residential development of two and four story condominiums.

             Ocala Springs, located five  miles northeast  of Ocala  in Marion
        County, Florida, comprises 4,600 acres of land. The concept plan for this project provides for 700 single family ranchettes on 1-1/4 to 1-1/2 acre lots, 4,800 single family homesites on 1/4 to 1/2 acre lots, 400 homesites for manufactured housing and 1,000 multifamily condominium units. Also planned are an 18-hole golf course and more than 130 acres for commercial, industrial and service facilities. These plans have been reviewed by all appropriate state, regional and local governmental agencies and the plat for Phase I has been filed with and accepted by Marion County.

             Woodland Hills, located in northwest Los Angeles County, California, consists of the Natoma tract that encompasses approximately 430 acres of land. Conceptual planning for this tract has been completed for 108 luxury homesites. An environmental impact report has been filed and is being reviewed by the City of Los Angeles.

             In addition to the real estate holdings described above, Avatar owns approximately 2,500 acres of land in Florida that is being held for future development or bulk sales.

        Utilities

             Avatar's water and wastewater treatment facilities include 12 water treatment facilities and 10 wastewater treatment facilities serving 6 communities in Florida (including Poinciana, Barefoot Bay and Golden Gate). These facilities provide for the treatment, distribution and sale of water for public and private use, and the treatment and disposal of wastewater. At December 31, 1993, Avatar's utility operations had approximately 35,000 water customers and 29,000 wastewater customers.

             On January 30, 1993, the Company entered into stock purchase agreements for the sale of its Midwest Water Utilities. The closing of the sale of the Midwest Water Utilities took place on August 31, 1993, for an aggregate selling price of $62,000,000, resulting in a pre-tax gain of $21,822,000.

            An Avatar subsidiary provides consulting, data processing and other services to non-affiliated utility companies as well as to various Avatar subsidiaries. This subsidiary is beginning to operate water and wastewater systems under contracts with unaffiliated companies.

        Employees

             As of December 31, 1993, Avatar employed approximately 950 individuals on a full-time or part-time basis. In addition, Avatar utilizes on a daily basis such additional personnel as may be required to perform various land development activities. Avatar's relations with its employees are satisfactory and there have been no work stoppages.

        Regulation

             Avatar's real estate operations are regulated by various local, regional, state and federal agencies, including the Federal Trade Commission (FTC). The extent and nature of these regulations include matters such as planning, zoning, design, construction of improvements, environmental considerations and sales activities. For its community developments in Florida and Arizona, state laws and regulations may require the filing of registration statements, copies of promotional materials and numerous supporting documents, and the delivery of an approved disclosure report to purchasers, prior to the execution of a land sales contract. In addition to Florida and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development. Avatar's homesite installment sales activities are required to comply with the Federal Consumer Credit Protection ("Truth-in-Lending") Act.

             Avatar's utility operations and rate structures are regulated by various federal, state and county agencies and must comply with federal and state treatment standards. All sources of water and wastewater effluent are required to be tested on a regular basis and purified in order to comply with governmental standards.

             The Company believes it is in compliance with applicable laws and regulations in all material respects.

        Competition

             Avatar's real estate operations, particularly in the state of Florida, are highly competitive. In its sales of homesites and housing units, Avatar competes, as to price and product, with several land development companies for the discretionary income of individuals who desire eventually to relocate or establish a second home in Florida or Arizona. In recent years, there have been extensive land development
        projects in the geographical areas in which Avatar operates.     The
        vacation ownership sales business is also highly competitive with companies throughout the United States and abroad selling vacation ownership unit weeks on terms similar to those offered by Avatar.

        Item 2.   Properties

             Avatar's real estate operations are described in Item 1 above. Land in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $113,623,000 as of December 31, 1993.

             Avatar's utility operations  include water  and wastewater  plants
        and equipment located  in Florida.   Such  properties have  a net  book
        value of $150,812,206 at December 31, 1993.

             Avatar's corporate headquarters are located at 255 Alhambra Circle, Coral Gables, Florida, in approximately 26,595 square feet of leased office space. For additional information concerning properties leased by Avatar, see Item 8, "Notes to Consolidated Financial Statements."

        Item 3.   Legal Proceedings

             Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters can not be determined, it is the opinion of management that the resolution of such matters will not have a material effect on Avatar's business or financial position.

            On October 1,   1993,  the United  States,  on behalf  of the U.S.
        Environmental Protection Agency, filed a civil action against a utility subsidiary of Avatar in the U.S. District Court for the Middle District of Florida. (United States vs. Florida Cities Water Company, Civil Action No. 93-281-C1) The complaint alleges that the subsidiary's wastewater treatment plant in North Fort Myers, Florida, committed various violations of the Clean Water Act, 33 U.S.C. S1251 et seq., including (1) discharge of pollutants without an operating permit from October 1, 1988 to October 31, 1989; (2) discharging from an unpermitted discharge location from November 1, 1989 until July 14, 1992; and (3) discharging pollutants in excess of permit limitations at various times from July 1991 to June of 1992. The government is seeking the statutory maximum civil penalties of $25,000 per day, per violation based upon the allegations. The Subsidiary strongly believes that there are mitigating facts as well as valid legal defenses that could reduce or eliminate the imposition of monetary sanctions.


            On March 1,   1994, the Wisconsin Department of  Natural Resources
        (the "Department") sent Avatar notice that the Department had recently issued a second Record of Decision ("ROD") in connection with the Edgerton Sand & Gravel Landfill site (the "Site"). The ROD calls for the City of Edgerton's public water supply system to be extended to the owners of private wells in the vicinity of the Site. The ROD also states that other work related to soil and groundwater remedial action would be required at the Site. The Department demanded that all potentially responsible parties ("PRPs") associated with the Site organize into a PRP group to undertake the implementation of the ROD. Avatar was previously identified as a PRP by the Department. Avatar believes that it is not liable for any claims by any governmental or private party in connection with the Site.
                                               7

        On February 25, 1994, Mr. Wilkov commenced a lawsuit against Avatar, Mr. Jacobson and Odyssey Partners, L.P. ("Odyssey"), in the Circuit Court of Eleventh Judicial Circuit in and for Dade County Florida, claiming damages arising out of Mr. Wilkov's termination of his employment purportedly for "Good Reason" (as defined in his employment agreement). Mr. Wilkov also seeks to recover damages from Avatar for libel and slander and from Odyssey and Mr. Jacobson based on their alleged malicious interference with his employment agreement. Avatar denies that Mr. Wilkov had Good Reason to terminate his employment agreement. Avatar, Odyssey and Mr. Jacobson do not believe there is any valid basis for Mr. Wilkov's claims, and various affirmative defenses have been asserted. Avatar also has asserted counterclaims against Mr. Wilkov for breach of contract, promissory estoppel and improper inducement in connection with amendments to Mr. Wilkov's employment agreement.


        Item 4.   Submission of Matters to a Vote Security Holders

            None

        Executive Officers of the Registrant

             Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1994.

             The following is a list of names and ages of all of the executive officers of Avatar, indicating all positions and offices with Avatar held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. All such persons have been elected to serve until the next annual election of officers (which is expected to occur on May 26, 1994) when they are reappointed or their successors are elected, or until their earlier resignation or removal.

        Name                Age            Office and Business Experience

        Leon Levy           68             Chairman of the Board since January
                                           1981;   General  Partner,   Odyssey
                                           Partners,     L.P.,      a  private
                                           partnership engaged  in investment,
                                           trading  and   related  activities;
                                           Chairman   of    the    Board    of
                                           Oppenheimer Funds;  former Chairman
                                           of  the   Board  (1974-1985)     of
                                           Oppenheimer    Management    Corp.;
                                           Director of:    Electra  Investment
                                           Trust   PLC,       Mercury   Assets
                                           Management,     Ltd.,     and  S.G.
                                           Warburg  &  Co.,    Ltd.    (Jersey
                                           Funds).

        Edwin Jacobson      64             President   and   Chief   Executive
                                           Officer   since    February   1994;
                                           Chairman of the Executive Committee
                                           since June  1992;    President  and
                                           Chief Executive Officer  of Chicago
                                           Milwaukee  Corporation  since  June
                                           1985;      President    and   Chief
                                           Executive Officer of  CMC Heartland
                                           Partners since September 1990,  and
                                           President   and   Chief   Executive
                                           Officer,   since  June  1985,    of
                                           Milwaukee Land  Company,    a  non-
                                           diversified,  closed-end management
                                           investment company, publicly traded
                                           since July 1993.

        Dennis J. Getman    49             Executive  Vice   President   since
                                           March 1984.   Senior Vice President
                                           from September  1981 to  March 1984
                                           and General Counsel since September
                                           1981.

        Charles L. McNairy  47             Executive  Vice   President   since
                                           September 1993  and   Treasurer and
                                           Chief   Financial   Officer   since
                                           September   1992.    Senior    Vice
                                           President from  September  1992  to
                                           September 1993.  Vice  President  -
                                           Finance  from   January   1985   to
                                           September 1992,   except from April
                                           1987 to September 1988.

        Juanita I. Kerrigan 47             Vice President and  Secretary since
                                           September 1980.

        G. Patrick Settles  45             Vice President since  November 1986
                                           and Assistant General Counsel since
                                           September 1983.

        John J. Yanopoulos  37             Vice  President   --   Finance  and
                                           Controller  since  September  1992.
                                           Assistant Vice  President  from May
                                           1990   to   September    1992   and
                                           Corporate  Controller   since   May
                                           1989.     Formerly   Senior   Audit
                                           Manager,    Kenneth  Leventhal  and
                                           Company from 1986 to 1989.

             The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted.

             No director or executive officer of Avatar has any family relationship with any other director or executive officer of Avatar.

                                            PART II


        Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

             The Common Stock of Avatar Holdings Inc. is traded through the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol AVTR. The approximate number of record holders of Common Stock at February 28, 1994, was 9,100.

             High and low quotations, as reported, for the last two years were:

                                         Quotations

                Quarter Ended           1993              1992
                                       ------            ------
                                    High     Low      High     Low
                                   ------   ------   ------   ------
                March 31           38 3/4   33 3/4   26 3/4   22 1/2

                June 30            38       33 1/2   28 1/2   24 1/2

                September 30       37       27 1/2   31       24 1/2

                December 31        35 1/4   30 1/2   35       28 3/4

             Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends. Avatar is subject to certain restrictions on the payment of dividends as set forth in Item 8, "Notes to Consolidated Financial Statements".

        Item 6.   Selected Financial Data

                   FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
                     Dollars in thousands (except per-share data)

                                              Year ended December 31
                                     1993       1992       1991       1990       1989
                                    ------     ------     ------     ------     ------
        Statement of Income Data
        Revenues (1)               $126,048    $105,161   $104,083   $147,449   $152,193
                                   ========    ========   ========   ========   ========
        Income (loss) from
        continuing operations
        before extraodinary
        item and changes in
        methods of accounting        $5,474     ($4,342)   ($8,635)   $11,132       $572
                                   ========    ========   ========   ========   ========
        Extraordinary item             -        ($2,402)      -          -          -
                                   ========    ========   ========   ========   ========
        Cumulative effect of
        change in method of
        accounting for
        income taxes                  ($964)       -          -          -          -
                                    ========    ========   ========   ========   ========
        Cumulative effect of
        change in method
        of accounting for
        investments (net of income
        taxes of $238)                 $388        -          -          -          -
                                   ========    ========   ========   ========   ========
        Income (loss) from
        continuing operations
        before extraorinary item
        and changes in methods of
        accounting per  share         $0.56      ($0.59)    ($1.17)     $1.41      $0.08
                                   ========    ========   ========   ========   ========
        Extraordinary item              -        ($0.32)       -          -           -
                                   ========    ========   ========   ========   ========
        Cumulative effect of
        change in method of
        accounting for income
        taxes per share              ($0.10)        -          -          -           -
                                   ========    ========   ========   ========   ========
        Cumulative effect of
        change in method of
        accounting for
        investments
        per share (net of
        income taxes of $238)         $0.04         -          -          -          -
                                   ========    ========   ========   ========   ========

        Balance Sheet Data                         December 31
                                                  -------------
                                     1993        1992       1991      1990       1989
                                    ------      ------     ------    ------     ------

        Total assets               $461,482    $474,448   $572,890   $557,127   $525,566
                                   ========    ========   ========   ========   ========
       Notes,  mortgage notes
        and other debt             $135,557    $235,491   $239,414   $221,347   $203,886

        Less notes, mortgage
        notes and other debt
        classified as property
        held for sale                  -         41,075       -         -           -
                                   --------    --------   --------   --------   --------
                                   $135,557    $194,416   $239,414   $221,347   $203,886
                                   ========    ========   ========   ========   ========
        Stockholders' equity       $183,372    $144,639   $151,244   $159,879   $147,747
                                   ========    ========   ========   ========   ========


        (1) The Company adopted the installment method for homesite sales effective January 1, 1989. Prior to 1989, Avatar used the full accrual method of profit recognition for homesite sales. During 1993, the sale of the Midwest Water Utilities was completed. (See Results of Operations.)

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

        RESULTS OF OPERATIONS

             The following is management's discussion and analysis of certain significant factors that have affected Avatar during the periods included in the accompanying consolidated statements of operations.

             A summary of the period to period changes in the items included in the consolidated statements of income is shown below.

                                                 Comparison of
                                        Twelve months ended December 31
                                        -------------------------------
                                         1993 and 1992      1992 and 1991
                                         -------------      -------------
                                              Increase (Decrease)
                                              -------------------
                                         $        %         $          %
        Revenues                      Change    Change    Change    Change
                                      -------   -------   -------  --------
        Real estate sales              $5,203    15.0 %   ($2,980)    (7.9)%
        Deferred gross profit on
          homesite sales               (1,044)  (446.2)     2,668       91.9
        Utility revenues               (7,252)   (13.6)     4,078      8.3
        Interest income                (2,411)   (14.7)    (2,686)   (14.1)
        Gain on sale of subsidiaries   21,822      -          -         -
        Other                           4,569    458.7         (2)    (0.2)
                                       ------    ------    -------   ------
        Total revenues                 20,887     19.9      1,078      1.0

        Expenses

        Real estate expenses            2,594      5.8     (7,831)   (14.9)
        Utility expenses               (1,991)    (5.4)     1,173      3.3
        General and administrative
          expenses                        811     10.4        196      2.6
        Interest expense               (2,822)   (15.3)      (738)    (3.8)
        Other                            (283)   (18.3)       313     25.4
                                       ------    ------    -------   ------
        Total expenses                 (1,691)    (1.5)    (6,887)    (5.9)
                                       ------    ------    -------   ------
        Income (loss) before
          income taxes, changes
          in methods of accounting
          and extraordinary item       22,578     N/A       7,965     64.7

        Income Taxes                  (12,762)    -         3,672    100.0
        Extraordinary item              2,402    100.0     (2,402)     -
        Changes in methods of
          accounting                     (576)     -         -         -
                                      -------    ------    -------   ------
        Net Income                    $11,642     N/A      $1,891     21.9
                                      =======    =======   =======   ======


             Operations for the years ended December 31, 1993, 1992 and 1991 resulted in a pre-tax gain (loss) before the changes in accounting methods and extraordinary item of $18,236, ($4,342) and ($12,307), respectively. The improvement in pre-tax income during 1993 compared to 1992 is primarily attributable to the sale of the Midwest Water Utilities for $62,000 which resulted in a pre-tax gain of $21,822 and an adjustment to the estimated development liability for sold land as a result of the purchase of Rio Rico Utilities of $4,532. The improvement in pre-tax results of operations in 1992 compared to 1991 was primarily attributable to higher profit contributions from the Company's utility operations and lower real estate selling expenses.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        RESULTS OF OPERATIONS -- continued

             Avatar uses the installment method of profit recognition for homesite sales. Under the installment method the gross profit on recorded homesite sales is deferred and recognized in income of future periods, as principal payments on contracts are received. Fluctuations in deferred gross profit result from deferred gross profit on current homesite sales less recognized deferred gross profit on prior years' homesite sales.

             In accordance with the Company's business plan, the Company continued its gradual transition from selling predominantly Avatar-owned homesites to providing a diversified mix of products and services including introducing additional housing products, developing amenities and support facilities, expanding vacation ownership operations, expanding property management services and converting
        land  holdings   into  income  producing   operations.
        Avatar's business plan also established objectives of modifying the Company's historic homesite sales program with the goal of maintaining or slightly increasing homesite sales volume. A slight improvement in consumer confidence and the economy combined to enable the Company to achieve budgeted levels for homesite sales volume in 1993. The 1993 average selling prices of housing and homesites were comparable to 1992 levels.

             Gross real estate revenues increased 15% during 1993 when compared to 1992 and decreased 7.9% during 1992 when compared to 1991. The increase in real estate revenues for 1993 when compared to 1992 is primarily a result of increased housing and homesite sales volume.
        Real   estate   expenses   increased  $2,594 or 5.8%  in  1993
        when compared to 1992 and decreased   $7,831   or   14.9%   in
        1992 when compared to 1991. The increase in real estate expenses for 1993 when compared to 1992 is primarily a result of an increase in cost of products sold due to the increase in real estate sales. Margins have improved based on a reduction in related costs as a percentage of real estate sales and a more profitable sales mix of increased homesite and housing sales for 1993 when compared to 1992. The decline in real estate revenues and expenses for 1992 when compared to 1991 resulted primarily from decreased homesite and housing sales during 1992.

             Utility revenues decreased $7,252 or 13.6% during 1993 when compared to 1992 and increased $4,078 or 8.3% during 1992 when compared to 1991. Utility expenses decreased $1,991 or 5.4% during 1993 when compared to 1992 and increased $1,173 or 3.3% during 1992 when compared to 1991. Utility revenues decreased in 1993 as a result of the sale of the Midwest Water Utilities which closed on August 31, 1993. Utility expenses did not decline correspondingly primarily due to increased expenses relating to postretirement benefit costs. The increases for 1992 when compared to 1991 are due to increases in Avatar's customer base and rate increases. In comparing the remaining utility subsidiaries, revenues increased $1,565 or 6.4% in 1993 when compared to 1992 and expenses increased $4,699 or 38.9% in 1993 when compared to
        1992.    The  increase  in  expenses  is  primarily  a  result  of
        postretirement benefit costs, the amortization of rate case costs, and the accrual of professional fees.

             Interest income decreased $2,411 or 14.7% during 1993 when compared to 1992 and $2,686 or 14.1% during 1992 when compared to 1991. The declines in interest income are attributable to lower average aggregate balances of the Company's contract and mortgage notes receivable portfolio. The

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        RESULTS OF OPERATIONS -- continued

        average balance of Avatar's receivable portfolio was $127,909, $153,053 and $181,550 for 1993, 1992 and 1991, respectively. This decrease in interest income was partially offset by earnings from Avatar's investment securities of $903, $479 and $927 for 1993, 1992 and 1991, respectively.

             Pre-tax gain on sale of subsidiaries of $21,822 in 1993 is a result of the sale of the Midwest Water Utilities which generated net proceeds of approximately $59,371.

             Other revenues for 1993 includes a reduction of the estimated development liability for sold land of $4,532 as a result of the purchase of Rio Rico Utilities.

             General and administrative  expenses increased $811  or 10.4%   in
        1993 compared to  1992 and $196  or 2.6% during  1992 when compared  to
        1991. The increases in 1993 and 1992 are primarily a result of incentive compensation recorded for senior officers and an increase in professional fees. Additionally, an increase in real estate revenue contributed to the increase for 1993.

             Interest expense decreased $2,822 or 15.3% in 1993 when compared to 1992 and $738 or 3.8% during 1992 when compared to 1991. These decreases are attributable to an overall decrease in notes, mortgage notes and other debt outstanding during 1993 and lower interest rates during 1992 than in 1991.

        LIQUIDITY AND CAPITAL RESOURCES

             Avatar's primary business activities, which include homesite sales, land development and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows and external borrowings.

             In 1993, net cash provided by operating activities amounted to $9,925 and resulted primarily from operations including principal payments on contracts receivable of $21,249. Net cash provided by investing activities of $14,823 in 1993 resulted from the proceeds from the sale of subsidiaries of $59,371 and proceeds from the sale of securities of $17,444 reduced by investments in property, plant and equipment of $11,567 and investments in securities of $50,425. Net cash used in financing activities of $20,214 resulted primarily from the principal payment on revolving lines of credit and long-term borrowings of $48,538 and the purchase of treasury stock of $27,000 less net proceeds from revolving lines of credit and long-term borrowings of $26,121 and proceeds from the issuance of common stock in conjunction with the redemption/conversion of the 5-1/4% Debentures (as defined below) of $30,340.

             Avatar renegotiated certain of its existing bank credit lines and established a new credit line, thereby increasing its secured lines of credit from $36,200 at December 31, 1992, to $45,534 at December 31, 1993. Avatar's unsecured credit lines were decreased from $44,500 at December 31, 1992, to $15,000 at December 31, 1993. The unused portions of these credit lines were $17,000 and $10,325 for the secured and unsecured lines, respectively, at December 31, 1993. Included in these lines of credit is a new line of credit entered into during 1993, secured by investments, which had

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        LIQUIDITY AND CAPITAL RESOURCES -- continued

        an outstanding balance at December 31, 1993 of $13,000 and will mature during the fourth quarter of 1994. Also included is an amended and restated line of credit with a balance outstanding at December 31, 1993 of $15,534 collateralized by certain contracts receivables and due May 31, 1995.

             Avatar has planned utility construction for 1994 totaling approximately $22,000. Additionally, the Company has planned land development expenditures of $9,700 during 1994, which will result in additional homesite inventory and preservation of development permits. It is anticipated that land development and utility construction expenditures for 1994 will be funded by operating cash flow and borrowings from external sources.

             On June 4, 1993 the Company called for the redemption of all its outstanding 5-1/4% convertible-purchase subordinated debentures due May 1, 2007 (the ``5-1/4% Debentures ) at a redemption price of 100% of the principal amount plus accrued and unpaid interest from January 15, 1993 through the redemption date of July 4, 1993. The principal purpose of the redemption was to reduce the Company's annual interest expense, improve its liquidity and increase its stockholders' equity. Holders were entitled to convert their 5-1/4% Debentures into shares of the Company's common stock at a conversion price of $23.00 per share provided they paid in cash an amount equal to the principal amount of the 5-1/4% Debentures being converted, for which they received additional shares of common stock equal to the number issued on conversion. A total of $30,917 principal amount of the 5-1/4% Debentures were converted and 2,688,276 shares of common stock were issued. The remaining $57 principal amount of 5-1/4% Debentures were redeemed as of July 4, 1993. The net result of this transaction, after expenses, was an increase in cash of $30,340, a decrease in debt of $30,973 and an increase in stockholders' equity of $60,835.

             The closing of the sale of the Midwest Water Utilities took place on August 31, 1993, with an aggregate selling price of $62,000, resulting in a pre-tax gain of $21,822.

             The Company has invested approximately $51,000 in investment securities which are classified as trading.
        The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company 's cash requirements necessitate the use or partial use of the portfolio proceeds. Avatar's investment portfolio at December 31, 1993 includes $20,045 invested in corporate bonds rated B- or above by Moody's and/or Standard and Poor's and $12,775 invested in non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds. These bonds are thinly traded and may require sixty to ninety days to liquidate. The portfolio also includes an unsecured claim on a company in bankruptcy of $5,689 which is not readily marketable, $7,020 of equity securities, $1,661 of money market accounts and $3,994 of U.S. Goverment and Agency securities. As of December 31, 1993, $39,932 of the investments serves as collateral for a secured line of credit with an outstanding balance of $13,000.

             On September 30,  1993 the Company  purchased 1,000,000 shares of the Company's common stock from the estate of Peter J. Sharp for $27.00 per share resulting in a decrease in cash of $27,000 and a corresponding decrease in stockholders' equity. These shares are being held in the Company's treasury for future corporate purposes.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        LIQUIDITY AND CAPITAL RESOURCES -- continued

             Avatar's Board of Directors has authorized expenditures for the purchase of Avatar's 8% and 9% senior debentures. During 1993, Avatar expended $31 for the purchase of its 8% senior debentures and $1,106 for the purchase of its 9% debentures. As of December 31, 1993, the remaining authorization for such expenditures was $4,301.

             As a result of the proceeds received from the sale of the Midwest Water Utilities and the redemption/conversion of the 5-1/4% Debentures, net of the funds expended for the stock repurchase, the Company believes it has sufficient capital resources to satisfy anticipated liquidity requirements.

             Management does not anticipate a significant change in interest rates for 1994, and accordingly, does not expect Avatar's primary business activities to be adversely affected by interest rates. Avatar's homesite sales are not dependent upon the customer obtaining third party financing. A high interest rate environment would be likely to adversely affect Avatar's real estate results of operations and liquidity because certain of Avatar's debt obligations are tied to prevailing interest rates. Increases in interest rates affecting the Company's utility operations generally are passed on to the consumer through the regulatory process.

        EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

             Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect to the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 1994 will not be significant.

        IMPACT OF TAX INSTALLMENT METHOD

             In 1992, 1991, 1989 and 1988, the Company elected the installment method for recording a substantial amount of its homesite sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

        RETIREMENT PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

             In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company adopted this statement in 1993, as required. This statement requires the accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. These benefits for retirees are currently provided only to the employees of the Company's utility subsidiaries. The costs of these benefits were previously expensed on a pay-as-you-go basis. The accrual for postretirement benefit costs at December 31, 1993 amounted to $712.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        RETIREMENT PLANS AND POSTRETIREMENT BENEFITS OTHER THAN
               PENSIONS--continued

             As discussed in Notes J and K to the consolidated financial statements, the weighted average discount rate used in determining both the projected benefit obligation for the Company's defined benefit pension plan and the accumulated postretirement benefit obligation for its postretirement benefit plan is 8%. If the Company were to lower the discount rate by 1/2% in 1994, it would result in an increase in the obligation. To illustrate, a decrease in the discount rate from 8% to 7-1/2% in determining the projected benefit obligation for the Company's defined benefit pension plan, would increase the obligation
        by approximately $275 and pension expense  by approximately $44.   The
        same change in discount rate in estimating the accumulated postretirement benefit obligation for the Company's defined benefit postretirement plan, would increase the obligation by approximately $200. Because the Company has elected to record the transition obligation for postretirement benefits over 20 years, as allowed by Statement No. 106, the effect of reducing the discount rate from 8% to 7-1/2% in 1994 would be less than $30.

        Item 8.   Financial Statements and Supplementary Data

           Report of Independent Certified Public Accountants..........    20

           Consolidated Balance Sheets -- December 31, 1993 and 1992...    21

           Consolidated Statements of Operations -- For the years ended
           December 31, 1993,  1992, 1991..............................    22

           Consolidated Statements of Stockholders' Equity -- For the
           years ended December 31,  1993,  1992, 1991.................    23

           Consolidated Statements of Cash Flows -- For the years ended
           December 31, 1993, 1992, 1991...............................    24

           Notes to Consolidated Financial Statements..................    26

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


        Stockholders and Board of Directors
        Avatar Holdings Inc.

        We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 1993, and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note  A to the consolidated  financial statements,   in
        1993 the Company changed its methods of accounting for income taxes, investments and postretirement benefits other than pensions.

                                                     /s/   ERNST & YOUNG




        Miami, Florida
        February 23, 1994,
         except for the third paragraph of Note R,
         as to which the date is March 1,  1994

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                              (Dollars in thousands)

                                                 December 31,      December 31,
                                                    1993              1992
                                                 ------------      -----------
        Assets
        Cash                                        $7,178          $2,433
        Restricted cash                              1,442           1,820
        Investments                                 51,184          17,314
        Contracts, mortgage notes and other
        receivables, net                            82,996          99,736
        Land and other inventories                 117,557         111,285
        Property, plant and equipment, net         178,940         175,227
        Property held for sale                        -             41,320
        Other assets                                15,460          25,313
        Regulatory assets                            6,725            -
                                                  --------        --------
            Total Assets                          $461,482        $474,448
                                                  ========        ========
        Liabilities and Stockholders' Equity

        Liabilities
        Notes, mortgage notes and other debt:
          Real estate and corporate                $96,768        $144,864
          Utilities                                 38,789          49,552
        Estimated development liability for
        sold land                                   19,331          24,139
        Accrued and other liabilities               26,846          16,903
        Deferred customer betterment fees           19,537          20,157
        Deferred income taxes                         -              7,648
        Minority interest in consolidated
        subsidiaries                                 9,058          14,324
        Regulatory liabilities                       4,447            -
                                                  --------        --------
            Total Liabilities                      214,776         277,587

        Commitments and contingent liabilities

        Contributions in aid of construction        63,334          52,222

        Stockholders' Equity
        Common Stock                                12,715          10,027
        Additional paid-in capital                 207,271         149,124
        Retained earnings                           25,359          20,461
                                                  --------        --------
                                                   245,345         179,612
                                                  --------        --------
        Treasury stock, at cost                     61,973          34,973
                                                  --------        --------
          Total Stockholders' Equity               183,372         144,639
                                                  --------        --------
          Total Liabilities and Stockholders'
            Equity                                $461,482        $474,448
                                                  ========        ========

        See notes to consolidated financial statements.
                                               21

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                    (Dollars in thousands except per share data)

                                                For the year ended December 31
                                                ------------------------------
                                                   1993       1992      1991
                                                  ------     ------    ------
        Revenues:
        Real estate sales                         $39,997   $34,794    $37,774
        Deferred gross profit on homesite sales    (1,278)     (234)    (2,902)
        Utility revenues                           45,957    53,209     49,131
        Interest income                            13,985    16,396     19,082
        Gain on sale of subsidiaries               21,822      -          -
        Other                                       5,565       996        998
                                                  -------   -------    -------
        Total revenues                            126,048   105,161    104,083

        Expenses:
        Real estate expenses                      47,494     44,900     52,731
        Utility expenses                          34,781     36,772     35,599
        General and administrative expenses        8,620      7,809      7,613
        Interest expense                          15,656     18,478     19,216
        Other                                      1,261      1,544      1,231
                                                 -------    -------    -------
         Total expenses                          107,812    109,503    116,390
                                                 -------    -------    -------

        Income (loss) before income taxes,
        extraordinary item and cumulative
        effect of changes in methods of
        accounting                               18,236      (4,342)   (12,307)

        Provision (credit) for income taxes      12,762        -        (3,672)
                                                 -------    -------   --------

        Income (loss) before extraordinary
        item  and cumulative effect of
        changes in methods of accounting          5,474      (4,342)    (8,635)

        Extraordinary item:
        Loss on extinguishment of 8% debentures      -       (2,402)      -

        Cumulative effect of change in method of
        accounting for income taxes                (964)       -          -
        Cumulative effect of change in method of
        accounting for investments
        (net of income taxes of $238)               388        -          -
                                                 -------    -------   --------
        Net income (loss)                        $4,898     ($6,744)   ($8,635)
                                                 =======    =======   ========

        Per share amounts:
        Primary
          Income (loss) before extraordinary
            item and cumulative effect of
            changes in methods of accounting     $0.56      ($0.59)    ($1.17)
          Extraordinary item                                 (0.32)       -
          Cumulative effect of change in method
            of accounting for income taxes       (0.10)        -          -
          Cumulative effect of change in method
            of accounting for
            investments                           0.04         -          -
                                                 -------    -------    --------
        Net income (loss)                        $0.50      ($0.91)    ($1.17)
                                                 =======    =======    ========

        Fully Diluted
          Income (loss) before extraordinary
            item and cumulative effect of
            changes in methods of accounting     $0.56      ($0.59)    ($1.17)
        Extraordinary item                                   (0.32)
        Cumulative effect of change in method
          of accounting for income taxes         (0.10)        -          -
        Cumulative effect of change in method of
          of accounting for
          investments                             0.04         -          -
                                                 -------   -------   --------
        Net income (loss)                        $0.50      ($0.91)    ($1.17)
                                                 =======   =======   ========

        See notes to consolidated financial statements.

                          AVATAR HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (Dollars in thousands except per-share data)

                                                Additional
                                     Common      Paid-in    Retained      Treasury
                                     Stock (a)   Capital    Earnings (b)  Stock (c)

        Balance January 1,  1991     $10,021     $148,991     $35,840      $34,973
        Net (loss)                      -            -         (8,635)        -
                                     -------     --------     -------      -------
        Balance December 31,  1991    10,021      148,991      27,205       34,973
           Net (loss)                   -            -         (6,744)        -
           Conversion of 5-1/4%
           debentures                      6          133        -            -
                                     -------     --------     -------      -------
        Balance December 31, 1992     10,027      149,124      20,461       34,973
           Net income                   -            -          4,898         -
           Conversion of 5-1/4%
           debtentures                 2,688       58,147         -           -
           Purchase of treasury
           stock                        -            -            -         27,000
                                     -------     --------     -------      -------
        Balance December 31, 1993    $12,715     $207,271     $25,359      $61,973
                                     =======     ========     =======      =======


        (a) $1 par value per share; 15,500,000 shares authorized and 12,715,448, 10,026,956, and 10,020,827, shares issued at
              December 31, 1993, 1992 and 1991, respectively, including treasury stock.
        (b) Retained earnings is subsequent to the October 1, 1980 Plan of Reorganization.
        (c) Treasury stock included 3,620,346 shares at December 31, 1993 and 2,620,346 shares at December 31, 1992 and 1991.


        There are 5,000,000 authorized shares of preferred stock, none of which are issued.

        See notes to consolidated financial statements.

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                                (Dollars in Thousands)

                                                       For the year ended December 31,
                                                         1993       1992        1991
                                                        ------     ------      ------
        OPERATING ACTIVITIES
        Net  income (loss)                              $4,898      ($6,744)   ($8,635)
        Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
        Gain on sale of subsidiaries                   (21,822)        -          -
         Depreciation and amortization                   9,441       10,239      8,905
         Deferred gross profit                           1,278          234      2,902
         Deferred income taxes                          11,897         -        (2,788)
         Loss on extinguishment of 8% debentures
          for 9% debentures                               -           2,402       -
         Cost of sales not requiring cash                1,962        2,246      3,155
         Cumulative effect of change in method of
        accounting for income taxes                        964         -          -
         Cumulative effect of change in method of
        accounting for investments
        (net of income taxes of $238)                     (388)        -          -
         Changes in operating assets and liabilities:
         Decrease (increase) in restricted cash            189       (1,820)      -
          Principal payments on contracts receivable    21,249       18,589     15,052
          (Increase) decrease in receivables            (9,934)        (600)     2,008
          Decrease (increase) in other receivables       4,386          592       (135)
          Increase in inventories                      (13,033)      (4,764)    (5,008)
          Increase in prepaid expenses and other
            assets                                      (4,636)      (3,977)    (2,736)
          Increase (decrease) in accounts payable
            and accrued and other liabilities            3,474         (626)      (612)
                                                        ------       ------     ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES        9,925       15,771     12,108
                                                        ------       ------     ------

        INVESTING ACTIVITIES
        Investment in property, plant, and equipment   (11,567)     (13,785)   (29,445)
        Net proceeds from sale of subsidiaries          59,371         -          -
        Investment in securities                       (50,425)      (5,614)    (9,890)
        Proceeds from the sale of
          securities                                    17,444        9,302      2,985

        NET CASH PROVIDED BY (USED IN) INVESTING        ------       ------     ------
        ACTIVITIES                                      14,823      (10,097)   (36,350)
                                                        ------       ------     ------

        FINANCING ACTIVITIES
        Net proceeds from revolving lines of credit
        and long-term borrowings                        26,121       70,592     26,327
        Principal payments on revolving lines of
        credit and long-term borrowings                (48,538)     (76,023)    (8,683)
        Purchase of 8% debentures                          (31)        (380)      (203)
        Purchase of 9% debentures                       (1,106)        -          -
        Proceeds from sale of utility preferred stock     -            -         9,000
        Net proceeds from issuance of common stock in
          conjunction with the redemption/conversion
          of 5 1/4% debentures                          30,340           69       -
        Purchase of treasury stock                     (27,000)        -          -
        Reduction in bond discount on the
          extinquishment of 8% debentures                  -           (313)      -
        Costs of exchanging 8% debentures for 9%
          debentures                                       -         (1,222)      -

        NET CASH (USED IN) PROVIDED BY FINANCING       -------      -------    -------
        ACTIVITIES                                    ($20,214)     ($7,277)   $26,441
                                                       -------      -------    -------

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows -- continued
                                (Dollars in Thousands)

                                                       For the year ended December 31,
                                                         1993       1992        1991
                                                        ------     ------      ------

        INCREASE (DECREASE) IN CASH                     $4,534      ($1,603)    $2,199
        Cash at beginning of year                        2,644        4,247      2,048
                                                       -------      -------    -------
        CASH AT END OF YEAR                             $7,178       $2,644     $4,247
                                                       =======      =======    =======

        SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

        Transfers of assets and liabilities to
        property held for sale
        (midwest water utilities):

        Cash                                            -          ($211)     -
        Other receivables                               -         (3,457)     -
        Inventory                                       -           (456)     -
        Property,  plant and equipment,  net            -       (128,455)     -
        Other assets                                    -         (4,756)     -
        Mortgages and notes payable                     -          41,075     -
        Intercompany debt                               -           6,149     -
        Accounts payable and other accrued
          liabilities                                   -           9,390     -
        Deferred income taxes                           -           3,166     -
        Contributions in aid of construction            -          35,153     -
        Minority interest in consolidated
          subsidiaries                                  -           1,082     -
                                                     ------    --------   ------
        Total midwest water utilities                   -      ($41,320)     -
                                                     ======    ========   ======

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                    For the year ended December 31,
                                                       1993     1992      1991
                                                      ------   ------    ------
        Cash paid during the period for:

        Interest                                     $15,327   $18,253    $19,565
                                                     =======   =======    =======

        Income taxes                                  $2,038    $1,752       $726
                                                     =======   =======    =======

        SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                       1993     1992      1991
                                                      ------   ------    ------

        Redemption/conversion of 5-1/4% debentures    $30,917      -        -
                                                     =======   =======    =======

        Contributions in aid of construction          $5,046    $7,145    $6,394
                                                     =======   =======    =======

        Retirement of 8% debentures,  net               -      $21,976      -
                                                     =======   =======    =======

        Issuance of 9% debentures,  net                 -      $22,843      -
                                                     =======   =======    =======



        See notes to consolidated financial statements.

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31,  1993
                     (Dollars in thousands except per-share data)


        NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation:


             The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries ("Avatar"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        General:


             Avatar is principally engaged in the business of developing and selling improved and unimproved real estate, single and multifamily residential housing and providing water and wastewater utility services.

        Restricted Cash:


             Restricted cash  represents  collections of  monthly  payments  on
        pledged mortgage notes receivable.   These collections will be  applied
        to reduce the related mortgage trust notes (See Note H).

        Land Inventories:


             Land inventories are stated at the lower of cost or estimated net realizable value. Cost includes expenditures for acquisition, construction, development and carrying charges. Interest costs incurred during the period of land development, when applicable, are capitalized as part of the cost of such projects. Land acquisition costs are allocated to individual land parcels based upon the relationship that the estimated sales prices of specific parcels bear to the total sales price of the entire community. Construction and development costs are added to the value of the specific parcels for which the costs are incurred.

        Revenues:


             The Company uses the installment method of profit recognition for sales of homesites and vacation ownership units. Under the installment method, the gross profit on recorded sales is deferred and recognized in income of future periods as principal payments on related contracts are received. Under the installment method, deferred profit is included in the balance sheet, as a reduction of contracts receivable, until recognized.

             Sales of housing units are recognized in full upon the transfer of title to a purchaser. Revenues from commercial land and bulk land sales are recognized in full at closing, provided the purchaser's initial investment is adequate, all financing is considered collectible, and Avatar is not obligated to perform significant future activities.

             Utility revenues are recorded as the service is provided.

        Property, Plant and Equipment:


             Property, plant and equipment are stated at cost and depreciation is computed principally by the straight line method over the estimated useful lives of the assets. Depreciation, maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost.

        Property Held for Sale:


             Property held for sale consists principally of utility property, plant and equipment related to certain water and wastewater utilities which were held for sale at December 31, 1992, and which were sold during 1993. Such assets are reflected at historical cost.

        Income Taxes:


             Effective January 1, 1993, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Prior to the adoption of Statement No. 109, income tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rates in effect in the year the difference originated (deferred method).

             As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The cumulative effect of adopting Statement No. 109 resulted in a charge to net income during the first quarter of 1993 of $964. The cumulative effect of adopting Statement No. 109 for Avatar's utility subsidiaries was not credited or charged to net income, but was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises. The regulatory liabilities and regulatory assets will generally be amortized to income or expense over the useful life of the utility system and reflect probable future revenue reductions or increases from ratepayers. The effect of the change on income from continuing operations for the year ended December 31, 1993 was not material.

        Deferred Customer Betterment Fees:


             Amounts collected from customers for utility improvements are classified as "Deferred Customer Betterment Fees". These fees will be reclassified to "Contributions in Aid of Construction" when service to the customer begins.

        Contributions in Aid of Construction:


             Advances from real estate developers and other direct contributions to utility subsidiaries for plant construction are recorded as "Contributions in Aid of Construction". To the extent required by regulatory agencies, the account balance is amortized over the depreciable life of the utility plant as an offset to depreciation expense.

        Investments:


             In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which, among other things, requires companies to classify certain debt and equity securities as "held to maturity", "available for sale" or "trading."

             The Company elected to adopt Statement No. 115 as of December 31, 1993, and has classified all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair value which was $51,184 at December 31, 1993. Subsequent to the initial adoption of Statement No. 115, both realized and unrealized gains and losses will be included in net trading account profit. The cumulative effect as of December 31, 1993 of adopting Statement No. 115 was an increase in net income of $388 (net of income taxes of $238) or $.04 per share.

        Postretirement Benefits:


             In 1993,   the Company adopted  Statement of Financial  Accounting
        Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires the accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. These benefits for retirees currently are provided only to the employees of the Company's utility subsidiaries. The costs of these benefits were previously expensed on a pay-as-you-go basis.

        Net Income Per Common Share:


             Net income  per common  share  is computed  on  the basis  of  the weighted average number of shares outstanding plus common stock equivalents, if any, that would result from the dilutive effect of the assumed conversion (and associated purchase) of the 5-1/4% convertible-purchase subordinated Debentures. In 1993, $30,917 of the Company's 5-1/4% convertible-purchase subordinated Debentures
        were   converted  into   2,688,276 shares of common  stock.
        The result of this redemption and conversion was dilutive for the year ended December 31, 1993. The primary and fully diluted computations assume the actual conversion occurred at the beginning of the year.

        Reclassifications:

             Certain  1992  and  1991  financial  statement  items  have   been
        reclassified to conform with 1993 presentation.

        NOTE B - REAL ESTATE SALES

             The components of real estate sales are as follows:

                                    For the year ended December 31,
                                    -------------------------------
                                        1993       1992       1991
                                       -----      ------     -----
             Gross homesite sales     $10,913     $8,913    $10,917
             Housing and vacation
               ownership sales          7,798      7,225      7,914
             Resorts revenues          13,540     12,349     12,667
             Commercial/Industrial
               land sales               2,149      1,075      1,181
             Rental, leasing, cable
               and other real estate
               operations               5,597      5,232      5,095
                                      -------    -------    -------
             Total real estate sales  $39,997    $34,794    $37,774
                                      =======    =======    =======


        NOTE C - INVESTMENTS

            Avatar's investment portfolio at December 31, 1993 includes $20,045 invested in corporate bonds rated B- or above by Moody's and/or Standard and Poor's and $12,775 invested in non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds.
        These bonds are thinly traded and may require sixty to ninety days to liquidate. The portfolio also includes an unsecured claim on a company in bankruptcy of $5,689 which is not readily marketable, $7,020 of equity securities, $1,661 of money market accounts and $3,994 of U.S. Government and Agency securities.

          Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by investment brokerage companies.


             At December 31, 1992 investments securities consisted of U.S. Treasury Notes and Bills. Investments securities at December 31, 1992 are carried at cost which approximates market value.

        NOTE D - CONTRACTS, MORTGAGE NOTES AND OTHER RECEIVABLES

        Contracts, mortgage notes and other receivables are summarized as as follows:

                                                        December 31,
                                                        ------------
                                                      1993       1992
                                                     ------     ------
          Contracts and mortgage notes receivable   $117,249   $138,569
          Notes and other receivables                  5,639      9,355
                                                    --------   --------
                                                     122,888    147,924
                                                    --------   --------
          Less:
            Allowance for doubtful accounts            2,631      3,051
            Market valuation reserve                   2,082      3,297
            Deferred gross profit                     31,969     34,950
            Other                                      3,210      3,433
                                                    --------   --------
                                                      39,892     44,731
                                                    --------   --------
                                                      82,996    103,193
            Reclassified to property held for sale      -         3,457
                                                    --------   --------
                                                     $82,996    $99,736
                                                    ========   ========

             Contracts and mortgage notes receivable are generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 1993, resulted from sales made to customers in the northeast. Contracts receivable are collectible primarily over a ten year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 1993, and 1992 were $13,442 or 11.5% and $18,365 or 13.3%, respectively. Scheduled maturities for the five years subsequent to 1993 are: 1994 - $16,072; 1995 - $19,289; 1996 - $20,209; 1997 - $19,546 and 1998 - $16,285.

        NOTE E - LAND AND OTHER INVENTORIES

             Inventories consist of the following:

                                                             December 31
                                                             -----------
                                                           1993       1992
                                                          ------     ------
        Land developed and in process of development     $76,145    $70,474
        Land held for future development or sale          37,478     37,014
        Dwelling units completed or under construction     2,407      2,217
        Other                                              1,527      2,036
                                                          -------   -------
                                                          117,557    111,741
            Reclassified to property held for sale          -            456
                                                          -------    -------
                                                         $117,557   $111,285
                                                          =======    =======

        NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

            The  estimated  cost   to  complete  required   land  and  utility
        improvements in all areas designated for homesite sales is summarized as follows:

                                                               December 31
                                                               -----------
                                                              1993     1992
                                                             ------   ------
          Gross unexpended costs (net of recoveries
           of $12,688 in 1993 and $18,950 in 1992)         $29,933   $30,787

          Less costs relating to unsold homesites           10,602     6,648
                                                           -------   -------
          Estimated development liability for sold land    $19,331   $24,139
                                                           =======   =======

             These estimates are based on engineering studies of quantities of work to be performed based on current estimated costs. These estimates are reevaluated annually and adjusted accordingly.

             A major portion of the estimated development liability for sold land relates to utility extensions for homesites at Avatar's Arizona community (Rio Rico) which were sold prior to 1980. At Rio Rico, Avatar entered into various service and construction agreements with Citizens Utilities Company (Citizens), a non-related company, generally providing for Avatar to construct certain utility facilities and deed them to Citizens. Avatar's expenditures, related to the construction of some of these facilities, are expected to be reimbursed from Citizens' present and future customers. Some of these reimbursable amounts are determined by specific formulas. The recovery of these expenditures is dependent upon the community attaining an occupancy and/or usage level sufficient to allow reimbursement prior to the expiration of the agreements. During 1993, Avatar purchased Citizens Utilities' water and wastewater treatment division thereby eliminating the portion of the existing agreement relating to water and wastewater extensions, leaving only the electrical portion.

             Avatar may be obligated to advance to its utility subsidiary approximately $9,200 (current costs) to complete water and wastewater utility facilities at its Poinciana subdivision. These possible future obligations are based on internal engineering studies and are not included in the estimated development liability discussed above. As such, past and future expenditures are expected to be recovered from customers' fees and future revenues.

             Expenditures, net of recoveries, for homesite improvement costs totaling $29,933 are estimated as follows: 1994-$8,967, 1995-$8,381 and $12,585 thereafter. Because the timing of the expenditures after 1995 is dependent upon certain future occurrences beyond Avatar's control, projection by year after 1995 is not presently practicable.

        NOTE G - PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment and accumulated depreciation consist of the following:

                                                             December 31
                                                             -----------
                                                            1993       1992
                                                           ------     ------
            Utility  land, plant  and equipment           $193,745   $330,870
            Land and improvements                           12,126     12,577
            Buildings and improvements                      20,296     20,022
            Machinery, equipment and fixtures               13,661     13,702
            Other                                              396        267
                                                          --------   --------
                                                           240,224    377,438
            Less accumulated depreciation                   61,284     73,756
                                                          --------   --------
                                                          $178,940   $303,682
            Reclassified to property held for sale, net        -      128,455
                                                          --------   --------
                                                          $178,940   $175,227
                                                          ========   ========

             Depreciation charged to operations during 1993, 1992 and 1991 was $6,524, $7,607 and $6,373, respectively, net of amortization of contributions in aid of construction of $2,917, $2,632 and $2,532, during 1993, 1992 and 1991, respectively.

        NOTE H - NOTES,  MORTGAGE NOTES AND OTHER DEBT
            Notes,  mortgage notes and other debt are summarized as follows:

                                                                December 31
                                                                -----------
                                                               1993       1992
                                                              ------     ------
             Real estate and corporate
               Bank credit lines                              $28,534    $27,794

               8% senior debentures,  due 2000,  net of
               unamortized discount of $1,384 and $1,514,
               respectively                                     6,243      6,145

               9% senior debentures,  due 2000,  net of
               unamortized discount of $3,502 and $3995,
               respectively                                    22,229     22,842

               5-1/4%  convertible-purchase subordinated
               debentures, due 2007                             -         30,977

               Mortgage note obligations, interest rates
               from 9 1/4% to 10%, due from 1994 - 1997         7,323     11,311

               Avatar Homesite Mortgage Trust 1992- 1,
               7% Notes                                        32,439     45,795
                                                              -------   --------
                                                              $96,768   $144,864
                                                              =======   ========
             Utilities

               Bank credit lines                               $4,675    $24,665

               Utility first  mortgage bonds  due serially
               from 1996 - 2007, interest rates from 7 3/4%
               to 11 1/2%                                      26,433     56,851

               Utility promissory notes,  due 1994 - 2002       7,681      9,111

               Other                                              -           -
                                                              -------    -------
                                                               38,789     90,627
               Reclassified to property held for sale             -       41,075
                                                              -------    -------
                                                              $38,789    $49,552
                                                              =======    =======

             At December 31, 1993, Avatar had unsecured bank credit lines of $15,000 and secured bank credit lines of $45,534. The unused portions
        of  the  unsecured  and  secured   lines  were  $10,325  and   $17,000,
        respectively. Interest rates for borrowings under these lines range from 4 1/2% to 6% on the unsecured bank credit lines and from 4 3/4% to 6 1/4% on the secured bank credit lines at December 31, 1993. Additionally, certain credit lines provide for fixed rate borrowing pursuant to Eurodollar interest rates.
        Under the terms of these agreements Avatar is restricted from paying dividends with certain exceptions and is required to maintain a minimum net worth as defined. The secured lines are collateralized by certain contracts and mortgage notes receivable of $20,712 and investment securities of $39,932 at December 31, 1993.

             In July 1992, Avatar  issued $51,160 of  7% Mortgage
        Trust Notes,  pursuant  to   the securitization  of a
        portion   of   its  homesite   receivables.   The  notes
        mature on December 15, 2002, however, the Company expects the notes  to
        be  repaid  in  approximately  36  months  through  the  collection  of
        principal  payments,   including   principal   prepayments   and   late
        collections and all interest payments, net  of servicing fee and  other
        adjustments on  the  mortgage  loans.   Additionally,  all  liquidation
        proceeds with respect to the mortgage loans,  proceeds from the sale of property acquired through  foreclosure or  deed-in-lieu of  foreclosure proceedings and proceeds  from the purchase  of mortgage  loans by  the issuer are required to be applied to these notes.  The balance of these notes at December 31,  1993 was $32,439.

             Maturities of notes, mortgage notes and other debt at December 31, 1993, are as follows:

                        Real estate     Utilities         Total
                        -----------     ---------        -------
             1994         $18,664          $7,163        $25,827
             1995          17,386           2,380         19,766
             1996           2,817           4,780          7,597
             1997           2,938           4,159          7,097
             1998           3,115           3,470          6,585
             thereafter    51,848          16,837         68,685
                          -------         -------       --------
                          $96,768         $38,789       $135,557
                          =======         =======       ========

             Maturities for 1994 include approximately $15,633 related to the Company's bank credit lines. There is no assurance that Avatar will be able to obtain satisfactory extensions or refinancing of these or other credit lines.

             Interest capitalized during 1993, 1992 and 1991 amounted to $381, $772, and $746, respectively.

             Property, plant and equipment and inventory pledged as collateral for notes, mortgage notes and other indebtedness had a net book value of approximately $151,000 at December 31, 1993.

        NOTE I - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

             As of December 31, 1993 and 1992, preferred stock outstanding is as follows:

                                                             December 31
                                                             -----------
                                                           1993       1992
                                                          ------     ------
             9% Cumulative preferred stock               $9,000      $9,000
             11% Cumulative preferred stock                 -         4,920
             5 1/2% to 6% cumulative preferred stock                  1,342
             Other                                           58         144
                                                         ------      ------
                                                          9,058      15,406
             Reclassified to  property  held for sale       -         1,082
                                                         ------     -------
                                                         $9,058     $14,324
                                                         ======     =======


             Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for redemption to occur no earlier than March 1, 1997, in whole or in part; however, a minimum of $1,800 of the preferred stock must be redeemed per annum beginning in 1997. A redemption of all outstanding shares shall occur no later than March 1, 2001.

             Maturities of preferred stock are as follows:  1997-$1,800,   1998
        - $1,800 and $5,458 thereafter.

             Charges to operations recorded as "Other Expenses" relating to preferred stock dividends of subsidiaries amounted to $1,261 in 1993, $1,544 in 1992, and $1,231 in 1991.


        NOTE J - RETIREMENT PLANS

             Avatar has two defined contribution savings plans that cover substantially all employees. Under one of the savings plans, Avatar contributes to the plan based upon specified percentages of employees' voluntary contributions. The other savings plan does not provide for contributions by Avatar.

             Avatar's non-contributory defined benefit pension plan covers substantially all employees of its subsidiary, Avatar Utilities Inc. The benefits are based on years of service and the employees' compensation during the highest 5 out of the last 10 years of employment. Avatar's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

             The following table sets forth the defined benefit plan's funded status as of December 31, 1993, 1992 and 1991 and the retirement expense recognized in the consolidated statements of income for the years then ended.

                                                          1993       1992       1991
                                                         ------     ------     ------
        Actuarial present value of benefit obligations:
          Accumulated  benefit   obligation,
            including vested benefits of  $3,316,
            $4,969, and $4,418,  respectively            $3,382      $5,060      $4,478
                                                        =======     =======     =======

        Projected  benefit obligation for services
          rendered to date                              ($4,201)    ($7,520)    ($6,826)
        Plan assets at fair value                         4,800       7,132       6,594
                                                        -------     -------     -------
        Projected benefit obligation less than
          (in excess of) plan assets                        599        (388)       (232)
        Unrecognized net gain                              (788)       (733)       (817)
        Prior service cost not yet recognized
          in net periodic pension cost                      192         571         636
        Unrecognized net assets at January 1, 1986,
          net of amortization                              (102)        (73)        (81)
                                                        -------     -------     -------
        Accrued pension cost included  in  accrued
          and other liabilities                            ($99)      ($623)      ($494)
                                                        =======     =======     =======

        Net retirement cost included the following components:
          Defined benefit plan:
          Service cost -- benefits earned
            during the period                              $220        $434        $398
          Interest cost on projected benefit obligation     190         537         488
          Actual return on plan assets                     (241)       (489)       (726)
          Net amortization and deferral                      51          (1)        308
                                                        -------     -------     -------
          Net pension cost                                  220         481         468
         Defined contribution plan                           89          90         204
                                                        -------     -------     -------
         Total retirement expense                          $309        $571        $672
                                                        =======     =======     =======

             The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8% and 6%, respectively, at December 31, 1993, 1992 and 1991. The expected long-term rate of return on plan assets for 1993, 1992 and 1991 was 8%.

             At December 31, 1993, and 1992, the plan assets are invested in a group annuity contract with a major insurance company. Approximately 70% and 80%, respectively, of the plan assets at December 31, 1993 and 1992, are invested in a general asset fund of the insurance company that is comprised primarily of fixed income securities. The remaining assets are invested in equity securities, public bonds and cash equivalents in the insurance company's separate accounts.

        NOTE K - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

             Avatar's utility subsidiary sponsors a defined benefit postretirement plan that provides medical and life insurance benefits to both salaried and nonsalaried employees after retirement. The postretirement medical and life insurance plan is non-contributory.

             Avatar's utility subsidiary's funding policy for its postretirement plan is to fund on a pay-as-you-go basis. Prior to 1993, the expense was also measured on this basis. In 1993, the
        Company adopted FASB  Statement No. 106,   "Employers' Accounting for
        Postretirement  Benefits  Other  Than  Pensions",    which   requires
        accounting for postretirement benefits on an accrual basis. The effect of adopting Statement No. 106 increased net periodic postretirement benefit expense by $712 for 1993. Postretirement expense for 1992 and 1991 has not been restated.

             The following table sets forth the plan's status as of December 31, 1993:

             Accumulated postretirement benefit obligation:
                Retirees                                    ($594)
                Fully eligible active plan participants      (778)
                Other active plan participants             (2,264)
                                                           ------
                                                           (3,636)
              Plan assets at fair value                         0
                                                           ------
              Accumulated postretirement benefit
                obligation in excess of plan assets        (3,636)
              Unrecognized net gain from past experience
                different from that assumed and from
                changes in assumptions                        (24)
             Unrecognized transition obligation             2,948
                                                           ------
             Accrued postretirement benefit cost            ($712)
                                                           ======

             Net periodic postretirement benefit cost
             for the year ended December 31, 1993 included
             the following components:
               Service cost                                  $342
               Interest cost on accumulated postretirement
                 benefit obligation                           246
               Amortization of transition obligation
                 over 20 years                                155
                                                           ------
               Net periodic postretirement benefit cost       743
                                                           ======

             For measurement purposes,   a 13% annual rate  of increase in the
        per capita cost of covered health care benefits was assumed for 1993; the rate of increase was assumed to decrease gradually to 6% for the year 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $626 and the aggregate of the service and interest cost components of net periodic postretirement benefit for the year then ended by $122.

             The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 8%.

        NOTE L - LEASE COMMITMENTS

             Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 1999. Rental expenses for the years 1993, 1992 and 1991 were $1,186, $1,513, and $2,037, respectively. Minimum rental commitments under noncancelable operating leases as of December 31, 1993 were as follows:
        1994 - $954;  1995 - $929;  1996 - $923;  1997-$746; 1998  - $618;  and
        thereafter - $1,512.

        NOTE M - ACCRUED AND OTHER LIABILITIES

             Accrued and other liabilities are summarized as follows:

                                                        December 31
                                                        -----------
                                                       1993     1992
                                                      ------   ------
             Customer deposits and advances           $2,380   $7,263
             Accounts payable                          4,501    4,893
             Property taxes                            1,427    3,006
             Interest                                  1,576    2,299
             Other                                    16,962    8,832
                                                     -------  -------
                                                      26,846   26,293
             Reclassified to property held for sale      -      9,390
                                                     -------  -------
                                                     $26,846  $16,903
                                                     =======  =======

        As of December 31, 1993, the Company had agreements with four executive officers providing as incentive compensation a cash payment to each officer (to the extent vested), within ten days following the respective fifth anniversary date of the respective agreement (or the termination date, if earlier), in an amount equal to the excess of a formula amount based upon the closing prices of Avatar common stock during a specified period prior to the respective fifth anniversary date (or termination
        date,  if earlier)   over the closing price  of Avatar common stock  on
        the date of the respective agreement. Each of these executive officers will vest in the rights to this incentive compensation with respect to one-fifth thereof on each of the first through fifth anniversaries, subject to certain terms and conditions of the contracts should their employment status change prior to the fifth anniversary. For the year
        ended December 31, 1993,   the Company recorded incentive  compensation
        of $469 associated with these agreements. The liability for incentive compensation included in other liabilities at December 31, 1993 and 1992 is $754 and $285, respectively. (See Note R - Contingencies)


        NOTE N - INCOME TAXES

             Avatar  Holdings  Inc.  is  the  successor  in  interest  to   GAC
        Corporation. GAC, together with certain of its subsidiaries, was reorganized pursuant to Chapter X of the Federal Bankruptcy Act of
        1898. The Bankruptcy Court confirmed the Trustees' Plan of Reorganization and issued a final decree on October 16, 1981, discharging the Trustees from their duties.

             Under the installment method of tax reporting for homesite sales, Avatar anticipates that its 1993 consolidated federal income tax return will reflect a net operating loss carryforward of approximately $18,000, which expires in years 2003 through 2004. The net operating loss carryforward was generated after the reorganization as a result of electing the installment method of reporting homesite sales for tax purposes. In addition, investment tax credits and alternative minimum tax credit carryforwards of approximately $5,000 are available, a portion of which expires in years 1994 to 2001. These carryforwards have not been examined by the Internal Revenue Service. The Company has recorded a valuation allowance of $33,000 with respect to the deferred income tax assets which remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $9,000 which, if utilized, will be credited to additional paid-in capital.


             Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1993 are as follows:



             Deferred income tax assets
               Net operating loss carryover                    $7,000
               Tax over book basis of land inventory           20,000
               Unrecoverable land development costs             5,000
               Tax over book basis of depreciable assets        6,000
               Alternative minimum tax and investment tax
                 credit carryforward                            5,000
               Other                                            2,000
                                                              -------
             Total deferred income taxes                       45,000

               Valuation allowance for deferred income tax
                assets                                        (33,000)
                                                              --------
             Deferred income tax assets after
               valuation allowance                             12,000
             Deferred income tax liabilities
               Book over tax income recognized on land sales   (3,000)
               Deferred carrying charges on utility plant      (3,000)
               Other                                           (6,000)
                                                              --------
             Total deferred income tax liabilities            (12,000)
                                                              --------
             Net deferred income taxes                             $0
                                                              ========






             The provision for income taxes consists of the following:

                                           Liability       Deferred
                                             Method         Method
                                             1993       1992      1991
                                           ---------  --------  --------
             Federal:
               Current                        $321    $   -     ($1,288)
               Deferred                     10,884        -      (1,798)

             State:
               Current                         544        -         404
               Deferred                      1,013        -        (990)
                                           ---------  --------  --------
             Total                         $12,762    $   -     ($3,672)
                                           =========  ========  ========


             Deferred income tax credits result from timing differences in the recognition of certain expenses for tax and financial reporting purposes. For the years ended December 31, 1992 and 1991, the principal components of deferred income tax credits are the theoretical income tax related to the interest discount on debentures issued as part of the reorganization and the deferred income tax attributable to the difference between book and income tax depreciation on certain utility assets with long useful lives.

             A reconciliation of income tax expense (credit) to the expected income tax expense (credit) at the federal statutory rate of 35% for the twelve months ended December 31 is as follows:

                                                     Liability       Deferred
                                                       Method         Method
                                                     ---------       ---------
                                                        1993       1992      1991
                                                     ---------  --------  --------

             Income tax expense (credit) computed
               at statutory rate                       $6,382    ($2,293)  ($4,184)
             Income tax  effect of  non-deductible
               dividends on preferred stock
                of subsidiary                             441       525        419
             Depreciation on assets contributed to
               utility companies                          -         (665)     (615)
             FTC settlement                               -          -         230
             State income tax (credit), net of
               federal effect                           1,012        -        (387)
             Loss not available for carryback             -        2,433       865
             Difference between book and tax basis
               of midwest water utilities               2,051        -          -
             Gross up tax received on contributions
               in aid of construction                     206        -          -
             Change in valuation allowance on
               deferred tax assets                      2,670        -          -
                                                     ---------  --------  ---------
             Provision for income taxes               $12,762   $    -     ($3,672)
                                                     =========  ========  =========


             In 1992, 1991, 1989 and 1988, the Company elected the installment method for recording a substantial amount of its homesite sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of such election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.


        NOTE O - SALE OF SUBSIDIARIES

             On January 30, 1993, the Company entered into stock purchase agreements for the sale of its Midwest Water Utilities located in Indiana, Missouri, Ohio, and Michigan. The closing of the sale of the midwest water utilities took place on August 31, 1993, with an aggregate selling price of $62,000, resulting in a pre-tax gain of $21,822, subject to post-closing adjustments.


        NOTE P -  REDEMPTION/CONVERSION OF 5-1/4% CONVERTIBLE-PURCHASE
              SUBORDINATED DEBENTURES

             On June 4, 1993 the Company called for the redemption of all its outstanding 5-1/4% convertible-purchase subordinated Debentures due May 1, 2007 at a redemption price of 100% of the principal amount plus accrued and unpaid interest from January 15, 1993 through the redemption date, July 4, 1993. Holders were entitled to convert their 5-1/4% Debentures into shares of the Company's common stock at a conversion price of $23.00 per share provided they paid in cash an amount equal to
        the principal amount  of the 5-1/4%  Debentures being  converted,   for
        which they  received additional  shares of  common stock  equal to  the
        number issued on conversion.   A total of  $30,917 principal amount  of
        the 5-1/4% Debentures were converted and 2,688,276 shares of common stock were

        NOTE P -  REDEMPTION/CONVERSION OF 5-1/4% CONVERTIBLE-PURCHASE
              SUBORDINATED DEBENTURES - continued

        issued. The remaining $57 principal amount of 5-1/4% Debentures were redeemed as of July 4, 1993. The net result of this transaction, after expenses, was an increase in cash of $30,340, a decrease in debt of $30,973 and an increase in stockholders' equity of $60,835.

        NOTE Q - TREASURY STOCK PURCHASE

             On September 30, 1993 the Company purchased 1,000,000 shares of the Company's common stock from the estate of Peter J. Sharp at a purchase price of $27.00 per share. These shares are being held in the Company's treasury for future corporate purposes.

        NOTE R - CONTINGENCIES

             Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters can not be determined, it is the opinion of management that the resolution of these matters will not have a material effect on Avatar's business or financial position.

            On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against a utility subsidiary of Avatar in the U.S. District Court for the Middle District of Florida. (United States vs. Florida Cities Water Company, Civil Action No. 93-281-C1) The complaint alleges that the subsidiary's wastewater treatment plant in North Fort Myers, Florida, committed various violations of the Clean Water Act, 33 U.S.C. S1251 et seq., including (1) discharge of pollutants without an operating permit from October 1, 1988 to October 31, 1989; (2) discharging from an unpermitted discharge location from November 1, 1989 until July 14, 1992; and (3) discharging pollutants in excess of permit limitations at various times from July 1991 to June of 1992. The government is seeking the statutory maximum civil penalties of $25,000 per day, per violation based upon the allegations. The Subsidiary strongly believes that there are mitigating factors as well as valid legal defenses that could reduce or eliminate the imposition of monetary sanctions.

            On March 1,   1994, the Wisconsin Department  of Natural Resources
        (the  "Department")  sent   Avatar  notice  that  the  Department  had
        recently issued a second Record of Decision ("ROD") in connection with the Edgerton Sand & Gravel Landfill site (the "Site"). The ROD calls for the City of Edgerton's public water supply system to be extended to the owners of private wells in the vicinity of the Site. The ROD also states that other work related to soil and groundwater remedial action would be required at the Site. The Department demanded that all potentially responsible parties ("PRP's") associated with the Site organize into a PRP group to undertake the implementation of the ROD. Avatar was previously identified as a PRP by the Department. Avatar believes that it is not liable for any claims by any governmental or private party in connection with the Site.

             On February 25, 1994, the Company's former President and Chief Executive Officer commenced a lawsuit against Avatar and others claiming damages arising out of his termination of his employment purportedly for "Good Reason" (as defined in his employment agreement.) He also seeks to recover damages from Avatar for libel and slander and from the other defendants based on their alleged malicious interference with his employment agreement. Avatar denies that he had Good Reason to terminate his employment agreement. Avatar does not believe there is any valid basis for his claims, and various affirmative defenses have been asserted. Avatar also has asserted counterclaims against him for breach of contract, promissory estoppel and improper inducement in connection with amendments to his employment agreement.

        NOTE S - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

                                              For the year ended December 31
                                                 1993        1992       1991
                                               --------    -------    -------
        Revenues:
         Real estate
          Unaffiliated customers                $58,206    $51,561    $54,689
          Intersegment                              343        324        309
                                               --------    -------    -------
                                                 58,549     51,885     54,998
         Utility
          Unaffiliated customers                 67,842     53,600     49,394
          Intersegment                              -          -          -
                                               --------    -------    -------
                                                 67,842     53,600     49,394
          Elimination of
           intersegment revenues                   (343)      (324)      (309)
                                               --------   --------   --------
           Total Revenues                      $126,048   $105,161   $104,083
                                               ========   ========   ========
         Operating profit:
          Real estate                            $2,435      ($824)   ($5,346)
          Utility                                31,457     14,960     12,255
                                               --------   --------   --------
           Total operating profit                33,892     14,136      6,909
          Interest expense                      (15,656)   (18,478)   (19,216)
                                               --------   --------   --------

            Income (loss) before income taxes,
            extraordinary item and effect of
            changes in methods of accounting    $18,236    ($4,342)  ($12,307)
                                               ========   ========    ========

        Depreciation and amortization:
          Real estate                            $2,030     $2,747     $1,961
          Utility                                 4,494      4,860      4,412
                                               --------   --------    --------
             Total                               $6,524     $7,607     $6,373
                                               ========   ========    ========
         Capital expenditures:
          Real estate                            $1,857     $2,834     $7,403
          Utility                                15,226     18,788     24,410
                                               --------   --------    --------
                                                $17,083    $21,622    $31,813
                                               ========   ========    ========

                                                         December 31
                                                 1993       1992       1991
                                               --------    -------    -------
        Identifiable assets:
         Real estate                           $228,708   $232,016    $249,065
         Utility                                181,172    233,486     310,372
                                               --------   --------    --------
             Total Identifiable assets          409,880    465,502     559,437
         General corporate assets                51,602      8,946      13,453
                                               --------   --------    --------
             Total Assets                      $461,482   $474,448    $572,890
                                               ========   ========    ========

                                       42

        NOTE S - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS -- continued

        (a)   Avatar's  businesses  are  primarily  conducted  in  the  United
              States.
        (b)   In computing  operating  profit,  interest  has  been  reflected separately.
        (c) Intersegment revenues contain primarily intercompany interest and management fees charged to affiliates.
        (d) Identifiable assets by segment are those assets that are used in the operations of each segment. General corporate assets are principally cash, receivables and investments.
        (e) No significant part of the business is dependent upon a single customer or group of customers.
        (f) Cable TV, mortgage and hotel and recreational operations which primarily serve Avatar communities do not qualify individually as separate reportable segments and are included in the real estate segment.
        (g) General corporate expenses are included in the real estate segment.


        NOTE T- FAIR VALUE OF FINANCIAL INSTRUMENTS

             The carrying amounts and fair values of the Company's financial instruments at December 31, 1993, are as follows:

                                                      Carrying      Fair
                                                       Amount       Value
                                                      --------     -------
        Cash and restricted cash                       $8,620       $8,620
        Investments                                    51,184       51,184
        Contract, mortgage notes
          and other receivables                        82,996       85,048
        Notes, mortgage  notes, and other debt:
          Short term bank credit lines                 33,209       33,209
          Mortgage obligations, first mortgage bonds
            and promissory notes                       41,437       45,079
        Senior debentures                              28,472       31,643
        Mortgage trust notes                           32,439       32,439

             The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

          Cash and  restricted cash:    The carrying  amount  reported in  the
          balance sheet for cash approximates its fair value.

          Investments: The carrying amount in the balance sheet for investments is at fair market value which is generally determined by quoted market prices.

          Contracts,  mortgage  notes and other  receivables:  The  fair value
          amount of  the Company's  contracts,   mortgage  notes,   and  other
          receivables are estimated based on a discounted cash flow analysis.

          Notes, mortgage notes and other debt: The carrying amounts of the Company's borrowings under its short-term bank credit lines approximate their fair value. The fair values of the Company's mortgage obligations, mortgage bonds, and promissory notes are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

          Senior debentures:   The  fair values  of the  Company's Senior  and
          Subordinated debentures are estimated based on quoted market prices.

          Mortgage trust notes:  The carrying amount in  the balance sheet for mortgage trust notes approximates its fair value. The current market rate for similar types of borrowing arrangements approximates the rate of the mortgage trust notes.

        NOTE U - QUARTERLY FINANCIAL DATA (UNAUDITED)

             Summarized quarterly financial data for 1993 and 1992 is as follows:

                                                  1993 Quarter
                                                  ------------
                                        First     Second     Third    Fourth
                                        -----     ------     -----    ------
        Net revenues (1)               $27,993    $27,153   $46,335   $24,567
        Expenses                        27,673     27,330    25,872    26,937
                                       -------    -------   -------   -------
        Income (loss) before income
          taxes and changes in methods
          of accounting                    320       (177)   20,463    (2,370)
        Provision for income taxes        (396)      (278)  (10,118)   (1,970)
        Changes in methods of
          accounting                      (964)         -        -        388
                                       -------    -------   -------   -------
        Net income (loss)              ($1,040)     ($455)  $10,345   ($3,952)
                                       =======    =======   =======   =======

        Per share amounts:
         Primary
          Income (loss) before
           cumulative effect of
           changes in methods
           of accounting               ($0.01)    ($0.06)     $1.03   ($0.48)
          Cumulative effect of
           change in method of
           accounting for income
           taxes                        (0.13)       -          -        -
          Cumulative effect of
           change in method of
           accounting for
           investments                    -          -          -       0.04
                                       -------    -------   -------   -------
          Net (loss)                   ($0.14)    ($0.06)     $1.03   ($0.44)
                                       =======    =======   =======   =======


         Fully Diluted
          Income (loss) before
           cumulative effect of
           changes in methods
           of accounting               ($0.01)    ($0.06)     $1.03   ($0.48)
          Cumulative effect of
           change in method of
           accounting for income
           taxes                        (0.13)       -          -        -
          Cumulative effect of
           change in method of
           accounting for
           investments                    -          -          -       0.04
                                       -------    -------   -------   -------
          Net (loss)                   ($0.14)    ($0.06)     $1.03   ($0.44)
                                       =======    =======   =======   =======


                                                  1992 Quarter
                                                  ------------
                                        First     Second     Third    Fourth
                                        -----     ------     -----    ------

        Net revenues (1)               $26,251    $25,889   $25,834   $27,187
        Expenses                        27,011     25,968    26,894    29,630
                                       -------    -------   -------   -------
        Loss before extraordinary item   (760)        (79)   (1,060)   (2,443)
        Loss on extinguishment of debt    -          -         -       (2,402)
                                       -------    -------   -------   -------
        Net Loss                        ($760)       ($79)  ($1,060)  ($4,845)
                                       =======    =======   =======   =======



        Per share amounts:
         Primary
          Net Income (loss) before
           extraordinary item          ($0.10)    ($0.01)    ($0.14)  ($0.34)
          Extraordinary item              -          -          -      (0.32)
                                       -------    -------   -------   -------
          Net (loss)                   ($0.10)    ($0.01)    ($0.14)  ($0.66)
                                       =======    =======   =======   =======

         Fully Diluted
          Net Income (loss) before
           extraordinary item          ($0.10)    ($0.01)    ($0.14)  ($0.34)
          Extraordinary item              -          -                 (0.32)
                                       -------    -------   -------   -------
          Net (loss)                   ($0.10)    ($0.01)    ($0.14)  ($0.66)
                                       =======    =======   =======   =======

        (1) Net revenues include homesite sales which are recorded on the installment method of profit recognition.

        Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

             Not applicable.
                                             PART III


        Item 10.  Directors and Executive Officers of the Registrant

             A.   Identification of Directors

                  The information called for in this item is incorporated by reference to Avatar's 1994 definitive proxy statement (under "Election of Directors") to be filed with the Securities and Exchange Commission on or before April 30, 1994.

             B.   Identification of Executive Officers

                  For information with respect to the executive officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.

        Item 11.  Executive Compensation

             The information called for by this item is incorporated by reference to Avatar's 1994 definitive proxy statement (under the caption "Executive Compensation and Other Information") to be filed with the Securities and Exchange Commission on or before April 30, 1994.

        Item 12.  Security  Ownership   of   Certain  Beneficial   Owners   and
              Management

             The information called for by this item is incorporated by reference to Avatar's 1994 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management") to be filed with the Securities and Exchange Commission on or before April 30, 1994.

        Item 13.  Certain Relationships and Related Transactions

             None

                                         PART IV


        Item 14.  Exhibits, Financial Statement Schedules, and Reports on  Form
              8-K

              Financial Statements and Schedules:


              See Item 8 "Financial Statements and Supplementary Data" on Page 17 of this report.

              Schedules:


                I    - Marketable Securities and Other Investments
                V    - Property,  Plant and Equipment
                VI   - Accumulated Depreciation, Depletion and Amortization
                       of Property, Plant and Equipment
                VIII - Valuation and Qualifying Accounts
                IX   - Short-Term Borrowings
                X    - Supplementary Income Statement Information

              Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

              Exhibits:


               3(a) *   Certificate of Incorporation,   as  amended (previously
                        filed as an exhibit to the Form 10-K for the year ended December 31, 1986).

               3(b)     By-laws,  as  amended through  March 24,   1994  (filed
                        herewith).

               4(a) * Instruments defining the rights of security holders, including indenture for 8% senior debentures (previously filed as an exhibit to the Form 8-K dated as of September 12, 1980).

               4(b) * Supplemental Indenture for 8% senior debentures dated as of December 19, 1992 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

               4(c) * Indenture for 9% senior debentures dated as of December 19, 1992 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

               4(d) * Indenture for 5-1/4% convertible-purchase subordinated debentures dated May 1, 1987 (previously filed as an exhibit to Form 10-Q for the period ended March 31,
                        1987).

        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K -- continued

               10(a) * Consulting Agreement, dated as of December 31, 1990, by and between Avatar Properties Inc. and John Sladkus (previously filed as an exhibit to Form 10-K for the year ended December 31, 1990).

                         Consulting Agreement, dated as of December 31, 1990, by and between Avatar Utilities Inc. and John Sladkus (previously filed as an exhibit to Form 10-K for the year ended December 31, 1990).

               10(b) * 1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Lawrence Wilkov (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

               10(c) * 1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

               10(d) 1   Amendment to Employment Agreement, dated as  of March
                         1,   1994, by and  between Avatar  Holdings Inc.  and
                         Edwin Jacobson (filed herewith).

               10(e) * Four separate Stock Purchase Agreements dated January 30, 1993, with respect to the sale of the Registrant's utilities located in Indiana, Missouri, Ohio and Michigan, respectively (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

               10(f) *   Agreement dated January 30, 1993, with  respect to the
                         transactions  contemplated by the  Stock   Purchase
                         Agreements (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

               10(g) * Guarantee by the Registrant (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

               10(h) *   Guarantee by American Water Works Company,    Inc.
                         (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

               10(i) 1 Incentive Compensation Agreement, dated as of January 18, 1993 by and between Avatar Holdings Inc. and Dennis Getman (filed herewith).

               10(j) 1   Incentive Compensation Agreement,   dated  as   of
                         September 9, 1993 by and between Avatar Holdings Inc. and Charles McNairy (filed herewith).

               10(k)    Revolving Credit  Agreement  between Avatar  Properties
                        Inc. and  BHF  Bank dated  November  30,   1993  (filed
                        herewith).

                11 Statement Re: Computation of per share earnings (filed herewith).

        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K -- continued

                22      Subsidiaries of the Registrant (filed herewith).

              Reports on Form 8-K:


                  No reports on Form  8-K were filed  during the quarter  ended
              December 31, 1993.

             * These exhibits  are incorporated  by reference  and are  on file with the Securities and Exchange Commission.

             1 Employment and compensation agreements.

                      SCHEDULE I - MARKETABLE SECURITIES AND OTHER INVESTMENTS
                              AVATAR HOLDINGS INC. AND SUBSIDIARIES
                        (Dollars in thousands,  except number of shares)

                                                                               12/31/93   12/31/93
                                                     Principal                 Market     Carrying
                                                       Amount       Cost        Value       Value
                                                     ---------    -------      --------   ---------
    DEBT SECURITIES
       U.S. GOVERNMENT AND AGENCIES                    3,903      $3,983        $3,994     $3,994

       CORPORATE BONDS AND OTHER INVESTMENTS
         AIM MGMT GROUP 9.000  11/15/03                  700         700           718        718
         AMERICAN ANNUITY GRP INC. 9.500 8/15/01       1,000       1,028         1,056      1,056
         ARMCO INC. 9.375  11/01/00                      700         700           711        711
         CLARK OIL & REF CORP DEB 10.500  12/01/01     1,000       1,087         1,084      1,084
         CMI INDUSTRIES INC. 9.5000  10/01/03            700         695           707        707
         CTC MANSFIELD FDG CORP 10.250  03/30/03         750         800           796        796
         DOMINION TEXTILE USA INC 8.875  11/01/03        700         697           702        702
         ENVIROSOURCE INC. 9.750  06/15/03             1,000         990           975        975
         INDORAYON SR NTS 9.125  10/15/00                750         750           765        765
         INLAND STEEL CO. FMB 12.000 12/01/98          1,000       1,129         1,141      1,141
         KEARNY ST REAL ESTATE CO 9.560  07/15/03        750         777           774        774
         LEVITZ FURNITURE CORP 9.625   07/15/03        1,000       1,027         1,076      1,076
         MAXUS ENERGY CORP 9.375  11/01/03               750         750           752        752
         PATHMARK STORES INC. 9.625  05/01/03            750         744           759        759
         PIEDMONT AVIATION SER F 10.150  03/28/03      1,000         995         1,012      1,012
         PRESIDENTIAL LIFE CORP 9.500  12/15/00          700         700           709        709
         RALPHS GROCERY CO. 9.000  04/01/03              700         707           713        713
         RELIANCE GRP HLDGS INC 9.00  11/15/00           700         700           714        714
         REVLON CONSUMER PRODUCTS 9.500  06/01/99      1,000       1,014           996        996
         RIVERWOOD INTL CORP 10.750  06/15/00          1,000       1,096         1,090      1,090
         SEQUA CORP 8.75  12/15/01                       750         750           752        752
         USG CORP 10.250 12/15/02                      1,000       1,078         1,028      1,028
         RJR NABISCO INC 8.00  01/15/00                1,000         984         1,015      1,015
     (1) BANK OF NEW ENGLAND 9.5%  2/15/96             1,000         331           290        290
     (1) FIRST EXEC CIG NEBRASKA 8.34%  11/93            300         237           243        243
     (1) FIRST EXEC TENNESSE 8.68%  9/15/96            3,340       2,542         2,639      2,639
     (1) INTEGRATED RESOURCES 10%  1990                4,000       2,486         2,486      2,486
     (1) IRE UNSECURED CLAIM                          15,694       5,689         5,689      5,689
     (1) JIM WALTER 13.75%  2/1/03                     3,800       2,679         3,173      3,173
     (1) MAXWELL COMMUNICATIONS 5%  1995 CHF           9,315       2,643         2,546      2,546
     (1) MAXWELL COMMUNICATIONS  6%  1993                145          36            34         34
     (1) MAXWELL COMMUNICATIONS 8.375%  1993 ECU       2,600       1,162         1,130      1,130
     (1) SOUTHEAST BANK EURO FLOAT                     6,600         990         1,056      1,056
                                                     -------      ------        ------     ------
                      Sub-total                       70,097      42,676        43,325     43,325


                                                    Number of                 Market     Carrying
                                                      Shares       Cost        Value       Value
                                                    ---------    -------      --------   --------
       EQUITY SECURITIES                             127,600       7,043         7,020      7,020
       MONEY MARKET ACCOUNTS                       1,661,371       1,661         1,661      1,661
                                                                  ------        ------     ------
                      Sub-total                                    8,704         8,681      8,681
             Payable to Broker                                      (822)         (822)      (822)
                                                                 -------       -------    -------
       Marketable securities and
         other investments at December 31, 1993                  $50,558       $51,184    $51,184
                                                                 =======    =======     =======

      (1)  Corporation in Bankruptcy/Principal and Interest in Default
                                         50

                                 SCHEDULE V - PROPERTY,  PLANT AND EQUIPMENT
                                    AVATAR HOLDINGS INC. AND SUBSIDIARIES
                                           (Dollars in thousands)


                                                     Balance at                                           Balance
                                                     Beginning     Additions                 Transfers     at End of
                    Classification                   of Period     at Cost     Retirements    in (out)      Period
                                                     ---------     ---------   -----------  -----------   ---------
                 Year ended December 31, 1993
                 Utility land, plant and equipment    $175,386     $15,226       ($2,174)        $5,307      $193,745
                 Land and improvements                  12,577         164          (220)          (395)       12,126
                 Buildings and improvements             20,022         463          (225)            36        20,296
                 Machinery, equipment and fixtures      13,702       1,058        (1,079)           (20)       13,661
                 Other                                     267         172          -               (43)          396
                                                      --------     -------       --------        ------      --------
                    Total                             $221,954     $17,083       ($3,698)        $4,885      $240,224
                                                      ========     =======       ========        ======      ========

               Year ended December 31, 1992
                 Utility land, plant and equipment    $316,262     $18,788       ($4,180)     ($155,484)     $175,386
                 Land and improvements                  10,926         433            (3)         1,221        12,577
                 Buildings and improvements             21,223          57          (329)          (929)       20,022
                 Machinery, equipment and fixtures      12,575         737            (2)           392        13,702
                 Other                                     956          (5)         -              (684)          267
                                                      --------     -------       --------      --------      --------
                    Total                             $361,942     $20,010       ($4,514)     ($155,484)     $221,954
                                                      ========     =======       ========      ========      ========

               Year ended December 31, 1991
                 Utility land, plant and equipment    $293,503     $24,410       ($1,651)    $     -         $316,262
                 Land and improvements                   9,742          74           (67)         1,177        10,926
                 Buildings and improvements             14,404       6,420           (27)           426        21,223
                 Machinery,  equipment and fixtures     12,242         629          (332)            36        12,575
                 Other                                     887         280          -              (211)          956
                                                      --------     -------       --------      --------      --------
                    Total                             $330,778     $31,813       ($2,077)        $1,428      $361,942
                                                      ========     =======       ========      ========      ========

           SCHEDULE VI - ACCUMULATED DEPRECIATION,  DEPLETION AND AMORTIZATION
                         OF PROPERTY, PLANT AND EQUIPEMNT
                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                              (Dollars in thousands)

                                                                                                             Other
                                                     Balance at                                             Charges-      Balance
                                                     Beginning     Additions                 Transfers    Add (deduct)   at End of
                    Classification                   of Period     at Cost     Retirements    in (out)    Describe (a)     Period

         Year ended December 31, 1993
           Utility land, plant and equipment          $24,686       $4,494       ($1,628)      $8,160        $2,917        $38,629
           Land and improvements                        3,481          385          (103)         (28)         -             3,735
           Buildings and improvements                   7,626          754          (225)          30          -             8,185
           Machinery, equipment and fixtures           10,934          891        (1,088)          (2)         -            10,735
                                                      -------       ------       --------      ------      --------        -------
             Total                                    $46,727       $6,524       ($3,044)      $8,160        $2,917        $61,284
                                                      =======       ======       ========      ======      ========        =======


         Year ended December 31, 1992
           Utility land, plant and equipment          $46,225       $4,860       ($2,002)    ($27,029)       $2,632        $24,686
           Land and improvements                        3,137          337          -               7          -             3,481
           Building and improvements                    6,786          894           (54)        -           -               7,626
           Machinery, equipment and fixtures           10,166        1,516          (741)          (7)         -            10,934
                                                      -------       ------       --------    --------      --------        ------
             Total                                    $66,314       $7,607       ($2,797)    ($27,029)       $2,632        $46,727
                                                      =======       ======       ========    ========      ========        =======


         Year ended December 31, 1991
           Utility land, plant and equipment          $41,049       $4,412       ($1,768)        -           $2,532        $46,225
           Land and improvements                        2,933          257           (53)        -             -             3,137
           Buildings and improvements                   6,163          633           (10)        -             -             6,786
           Machinery, equipment and fixtures            9,407        1,071          (312)        -             -            10,166
                                                      -------      -------       --------      ------      --------        -------
             Total                                    $59,552       $6,373       ($2,143)        -           $2,532        $66,314
                                                      =======      =======       ========      ======      ========        =======


        (1) The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates:

                Utility,  plant and equipment 1.5% to 10%
                Other property,  plant and equipment 5% to 20%

               (a) Charged principally to estimated cost of development of land sold and amortization of contributions in aid of construction.

                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                               (Dollars in thousands)

                                             Balance        Charged to                 Balance
                                            at Beginning     Costs and                 at End
                                            of Period        Expenses    Deduction    of Period

     Year ended December 31, 1993:
      Deducted from asset accounts:
       Deferred gross profit on
         homesite sales                       $34,950        $1,278 (1)   $4,259 (2)    $31,969
       Allowance for doubtful accounts          3,051         2,342        2,762 (2)      2,631
       Market valuation account                 3,297          -           1,215 (3)      2,082
       Valuation allowance for deferred
         tax assets                            30,330 (4)     2,670         -            33,000
                                              -------        ------       ------        -------
            Total                             $71,628        $6,290       $8,236        $69,682
                                              =======        ======       ======        =======

     Year ended December 31,  1992:
      Deducted from asset accounts:
       Deferred gross profit on
         homesite sales                       $40,507          $234 (1)   $5,791 (2)    $34,950
       Allowance for doubtful accounts          5,457         2,068        4,474 (2)      3,051
       Market valuation account                 4,899          -           1,602 (3)      3,297

                                              -------        ------       ------        -------
            Total                             $50,863        $2,302      $11,867        $41,298
                                              =======        ======       ======        =======

     Year ended December 31,  1991:
      Deducted from asset accounts:
       Deferred gross profit on
         homesite sales                       $45,149        $2,902 (1)   $7,544 (2)    $40,507
       Allowance for doubtful accounts          5,991         4,783        5,317 (2)      5,457
       Market valuation account                 6,559          -           1,660 (3)      4,899
                                              -------        ------       ------        -------
            Total                             $57,699        $7,685      $14,521        $50,863
                                              =======        ======       ======        =======


         (1)  Charged to operations as a reduction of revenues.
         (2)  Uncollectible accounts written off
         (3) Credited principally to interest income or allowance for doubtful accounts upon write-off of uncollectible accounts.
         (4) Valuation allowance for deferred tax assets recorded in conjunction with the adoption of FASB Statement No. 109.

                                     SCHEDULE IX - SHORT-TERM BORROWINGS
                                    AVATAR HOLDINGS INC. AND SUBSIDIARIES
                                            (Dollars in thousands)

                                                                                           Weighted
                                                              Maximum      Average         Average
                                                 Weighted      Amount      Amount         Interest
                                      Balance    Average     Outstanding  Outstanding       Rate
                                      at End     Interest     During the   During the     During the
                                      Period      Rate (3)      Period       Period (4)     Period (5)
                                     --------    ---------    ---------   ----------      ----------
Year ended December 31, 1993
  Notes payable to bank              $13,000       4.91%      $46,143      $28,918           6.85%

Year ended December 31, 1992
  Notes payable to bank (1) (6)       50,559       6.13%       98,375       74,101           6.16%

Year ended December 31, 1991
  Notes payable (1)                   98,472       6.67%       99,989       91,613           8.95%
  Construction loans and loan
    from broker (2)                    9,169       5.81%        9,169        1,731           3.93%

     (1)  The notes payable to banks  represents borrowings under unsecured lines of credit and secured mortgage warehouse lines and lines of credit.

     (2)  The construction loans represent outstanding borrowings  under construction loan committments. The loan from broker represents borrowings under reverse repurchase agreements.

     (3)  Represents weighted average interest rate at December 31.

     (4)  The average amount outstanding during the period was  computed by dividing the total of month-end outstanding principal balances by 12.

     (5)  The weighted  average interest  rate during  the period  was computed  by dividing the actual interest expense by the average short-term debt outstanding.

     (6)  Included in these amounts are property held for sale with notes payable to banks of $11,860 at December 31, 1992,  weighted average  interest rate at
          December 31,  1992 of 6%, maximum and average amounts outstanding of $12,871 and $11,248 and 6% weighted average interest rate during the period.

                       SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                AVATAR HOLDINGS INC. AND SUBSIDIARIES
                                        (Dollars in thousands)


                                  Item                 Charged to Costs and Expenses
                             ----------------          -----------------------------

                                                           Year Ended December 31
                                                           ----------------------
                                                          1993      1992     1991
                                                         ------    ------   ------

                      Maintenance and repairs            $5,896    $6,270   $6,603
                                                         ======    ======   ======
                      Taxes,  other than payroll and
                      income taxes

                        Real estate                      $7,587    $7,558   $7,629

                        Other                             1,266     1,182    1,071
                                                         ------    ------   ------
                                                         $8,853    $8,740   $8,700
                                                         ======    ======   ======


                      Advertising costs                    $848      $817   $1,031
                                                         ======    ======   ======




                      Amounts for royalties not presented as such amounts are less than one percent of total revenue.

                                      SIGNATURES
                                      ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AVATAR HOLDINGS INC.

       Dated:  March 24, 1994          By: /s/Charles L. McNairy
                                              Charles L. McNairy, Executive
                                              Vice President, Treasurer and
                                              Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


       Dated:  March 24, 1994          By: /s/Geoffrey C. Hazard,  Jr.
                                              Geoffrey C. Hazard,  Jr., Director
                                              and Audit Committee Member

       Dated:  March 24, 1994          By: /s/J. Edward Houston
                                              J. Edward Houston, Director,
                                              Chairman of the Audit Committee
                                              and Executive Committee Member


       Dated:  March 24, 1994          By: /s/Edwin Jacobson
                                              Edwin Jacobson,  Director,
                                              Chairman of the Executive
                                              Committee, President and
                                              Chief Executive Officer

       Dated:  March 24, 1994          By: /s/Leon T. Kendall
                                              Leon T. Kendall,  Director
                                              and Audit Committee Member

       Dated:  March 24, 1994          By: /s/Leon Levy
                                              Leon Levy,  Chairman of the
                                              Board of Directors and Executive
                                              Committee Member

      Dated:  March 24, 1994           By: /s/Martin Meyerson
                                              Martin Meyerson,  Director
                                              and Audit Committee Member

      Dated:  March 24, 1994           By: /s/William Porter
                                              William Porter,  Director
                                              and Audit Committee Member

      Dated:  March 24, 1994           By: /s/Fred Stanton Smith
                                              Fred Stanton Smith, Director and
                                              Executive Committee Member

      Dated:  March 24, 1994           By: /s/Henry King Stanford
                                              Henry King Stanford, Director

      Dated:  March 24, 1994:          By:
                                              Lawrence Wilkov,  Director

      Dated:  March 24, 1994           By: /s/John J. Yanopoulos
                                              John J. Yanopoulos,
                                              Vice-President - Finance and
                                              Controller

        Exhibit Index

          3(a)  *   Certificate of Incorporation,  as amended (previously
                    filed as an exhibit to the Form 10-K for the year ended December 31, 1986).

          3(b)      By-laws,  as amended  through March 24, 1994 (filed
                    herewith)........................................60

          4(a)  *   Instruments defining the rights of  security holders,
                    including  indenture   for   8%   senior   debentures
                    (previously filed as an exhibit to the Form 8-K dated as of September 12, 1980).

          4(b)  *   Supplemental Indenture for 8% senior debentures dated
                    as of December 19, 1992 (previously filed as an exhibit to Form 10-K for the year ended December 31,
                    1992).

          4(c)  *   Indenture  for  9%  senior  debentures  dated  as  of
                    December 19, 1992 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

          4(d)  *    Indenture     for     5-1/4%     convertible-purchase
                    subordinated  debentures   dated   May   1,      1987
                    (previously filed as an exhibit to Form 10-Q for the period ended March 31, 1987).

         10(a)  *   Consulting Agreement,  dated as of December 31, 1990,
                    by  and  between  Avatar  Properties  Inc.  and  John
                    Sladkus (previously filed as an exhibit to Form 10-K for the year ended December 31, 1990).

                    Consulting Agreement, dated as of December 31, 1990, by and between Avatar Utilities Inc. and John Sladkus (previously filed as an exhibit to Form 10-K for the year ended December 31, 1990).

         10(b) * Employment Agreement, dated as of June 15, 1992, by 1 and between Avatar Holdings Inc. and Lawrence Wilkov
                    (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

         10(c)  *   Employment Agreement,  dated June 15,  1992, by
                1   and between Avatar  Holdings Inc. and  Edwin Jacobson
                    (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

         10(d) Amendment to Employment Agreement, dated as of March 1, 1994, by and between Avatar Holdings Inc. and
                    Edwin Jacobson (filed herewith).................80

         10(e)  *   Four separate Stock Purchase Agreements dated January
                    30,    1993,  with   respect  to  the  sale   of  the
                    Registrant's utilities located in Indiana, Missouri, Ohio and Michigan, respectively (previously filed as an exhibit to Form 8-K dated as of February 3,
                    1993).


         10(f)  *   Agreement dated January  30,   1993, with respect  to
                    the transactions contemplated  by the Stock  Purchase
                    Agreements (previously filed as an exhibit to Form 8-
                    K dated as of February 3, 1993).

        10(g) * Guarantee by the Registrant (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).
        10(h) * Guarantee by American Water Works Company, Inc. (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

        10(i) 1 Incentive Compensation Agreement, dated as of January 18, 1993 by and between Avatar Holdings Inc. and
                   Dennis Getman (filed herewith)......................82

        10(j) 1 Incentive Compensation Agreement, dated as of September 9, 1993 by and between Avatar Holdings Inc.
                   and Charles McNairy (filed herewith)............... 93

        10(k) Revolving Credit Agreement between Avatar Properties Inc. and BHF Bank dated November 30, 1993 (filed herewith)..........................................102

          11       Statement Re:    Computation  of  per  share  earnings
                   (filed herewith)...................................138

          22       Subsidiaries     of     the      Registrant     (filed
                   herewith)..........................................139


         * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

         1 Employment and Compensation agreements.