Form 10-Q
period 1994-03-31
AVATAR HOLDINGS INC
filed 1994-05-16
CIK 39677

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

                 __________________________________________________

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                   For the quarterly period ended March 31,  1994

                                         or

                  [  ]  Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934
                           For the transition period from
                               ________  to  ________

                      ________________________________________

                            Commission file number 0-7616

                  I.R.S. Employer Identification Number 23-1739078

                                Avatar Holdings Inc.

                              (a Delaware Corporation)
                                 255 Alhambra Circle
                             Coral Gables, Florida 33134
                                   (305) 442-7000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. Yes    X     No          .

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of April 30, 1994.





                                      1  of  15

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX




                                                                   PAGE
          PART I.    Financial Information

            Item 1.    Financial Statements (Unaudited):

             Consolidated Balance Sheets --
               March 31,  1994 and December 31, 1993.............   3

             Consolidated Statements of Operations --
               Three months ended March 31,  1994 and 1993.......   4

             Consolidated Statements of Cash Flows --
               Three months ended March 31,  1994 and 1993.......   5

             Notes to Consolidated Financial Statements.........    7


            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations...............................    13


          PART II.   Other Information

            Item 6.    Exhibits and Reports on Form 8-K.........    15

          PART  I  --  FINANCIAL  INFORMATION

          ITEM 1.  FINANCIAL  STATEMENTS

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                     (Unaudited)
                               (Dollars in thousands)

                                                            March 31,     December 31,
                                                           ----------     -----------
                                                             1994           1993
                                                            -----           ----
  Assets
  ------
  Cash                                                       $7,247         $7,178
  Restricted cash                                             1,616          1,442
  Investments                                                51,713         51,184
  Contracts, mortgage notes and other receivables, net       79,499         82,996
  Land and other inventories                                118,554        117,557
  Property, plant and equipment, net                        179,855        178,940
  Other assets                                               16,241         15,460
  Regulatory assets                                           7,437          7,437
                                                           --------       --------
       Total assets                                        $462,162       $462,194
                                                           ========       ========

  Liabilities and Stockholders' Equity
  ------------------------------------
  Notes, mortgage notes and other debt:
    Real estate and corporate                               $95,820        $96,768
    Utilities                                                38,764         38,789
  Estimated development liability for sold land              19,825         19,331
  Accrued and other liabilities                              30,214         27,558
  Deferred customer betterment fees                          19,493         19,537
  Minority interest in consolidated subsidiaries              9,059          9,058
  Regulatory liabilities                                      4,526          4,447
                                                           --------       --------
       Total liabilities                                    217,701        215,488

  Commitments and contingent liabilities

  Contributions in aid of construction                       62,936         63,334

  Stockholders' Equity, net                                 181,525        183,372
                                                           --------       --------
   Total Liabilities and Stockholders' Equity              $462,162       $462,194
                                                           ========       ========


          See notes to consolidated financial statements.

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                                      (Unaudited)
                      (Dollars in thousands except per share data)

                                                   For the Three Months Ended March 31,
                                                   -------------------------------------
                                                            1994           1993
                                                            -----         -----
     Revenues:
     Real estate sales                                     $11,526      $11,375
     Deferred gross profit                                    (804)        (766)
     Utility revenues                                        7,288       13,823
     Interest income                                         2,836        3,516
     Trading account profit (net)                              477            -
     Other                                                     124           45
                                                           -------       ------
       Total revenues                                       21,447       27,993

     Expenses:
     ---------
     Real estate expenses                                   11,703       11,095
     Utility expenses                                        5,659        9,685
     General and administrative expenses                     2,318        2,082
     Interest expense                                        3,155        4,452
     Other                                                     204          359
                                                           -------      -------
       Total expenses                                       23,039       27,673
                                                           -------      -------
     (Loss) income before income taxes and
       cumulative effect of change in method
       of accounting for income taxes                       (1,592)         320

     Provision for income taxes                                255          396
                                                           --------    --------
     Loss before cumulative effect
       of change in method of accounting for
       income taxes                                         (1,847)         (76)

     Cumulative effect of change in method of
       accounting  for income taxes                            -           (964)
                                                          ---------     --------
     Net loss                                              ($1,847)     ($1,040)
                                                          =========     ========

     Per share amounts:
       Primary
        Loss before cumulative effect of change
         in method of accounting for income taxes           ($.20)       ($.01)
        Cumulative effect of change in method
         of accounting for income taxes                         -         (.13)
                                                          --------      --------
     Net loss                                               ($.20)       ($.14)
                                                          ========      ========

       Fully Diluted
        Loss before cumulative effect of change
         in method of accounting for income taxes           ($.20)       ($.01)
        Cumulative effect of change in method
         of accounting for income taxes                         -         (.13)
                                                          --------      --------
     Net loss                                               ($.20)       ($.14)
                                                          ========      ========

          See notes to consolidated financial statements.

                            AVATAR HOLDINGS INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                                    (Dollars in Thousands)

                                                        For the three months ended March 31,
                                                        ------------------------------------
                                                                 1994          1993
OPERATING ACTIVITIES                                             ----          ----
- - --------------------
Net loss                                                      ($1,847)      ($1,040)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
     Depreciation and amortization                               2,016         1,855
     Deferred gross profit                                         804           766
     Deferred income taxes                                          -            234
     Cost of sales not requiring cash                              521           502
     Cumulative effect of change in method of accounting
       for income taxes                                             -            964
     Trading account profit                                      (529)            -
     Changes in operating assets and liabilities:
       (Increase) decrease in restricted cash                    (174)           231
       Principal payments on contracts receivable               6,535          4,753
       Increase in receivables                                 (3,841)        (2,411)
       (Increase) decrease in other receivables                    (1)         1,349
       Increase in inventories                                 (1,024)          (939)
       Increase in other assets                                  (781)        (2,220)
       Increase in accrued and other liabilities                 2,691         1,489
                                                               -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        4,370         5,533

INVESTING ACTIVITIES
- - --------------------
Investment in property, plant, and equipment                    (3,329)       (1,229)
Investment in marketable securities                                 -            (50)
Proceeds from the sale of marketable securities                     -         14,813
                                                               -------       -------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                          (3,329)       13,534

FINANCING ACTIVITIES
- - --------------------
Net proceeds from revolving lines of credit
  and long-term borrowings                                       3,272        12,614
Principal payments on revolving lines of credit and
  long-term borrowings                                          (4,244)      (21,714)
Net proceeds from issuance of common stock in conjunction
  with the redemption/conversion of 5 1/4% debentures               -              3
                                                               -------       -------
NET CASH USED IN FINANCING ACTIVITIES                             (972)       (9,097)
                                                               -------       -------

INCREASE IN CASH                                                    69         9,970

Cash at beginning of period                                      7,178         2,644
                                                               -------       -------
CASH AT END OF PERIOD                                           $7,247       $12,614
                                                               =======       =======

          See notes to consolidated financial statements.

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows -- continued
                                     (Unaudited)
                               (Dollars in thousands)


          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                    For the three months ended
                                                            March 31,

            Cash paid during the period for:             1994            1993
                                                        -----           ------
               Interest                                $1,063           $3,804
                                                       ======          =======
               Income taxes                             -                  $85
                                                       ======          =======

          SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                         1994            1993
                                                        -----           -----
            Contributions in aid of construction          $45            $779
                                                        =====           =====


          See notes to consolidated financial statements.

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
                               (Dollars in thousands)

          Basis of Statement Presentation and Summary of Significant
          ----------------------------------------------------------
          Accounting Policies
          -------------------
            The consolidated balance sheet as of March 31, 1994, the related consolidated statements of operations for the three months ended March 31, 1994 and 1993 and the consolidated statements of cash flows for the three months ended March 31, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

            For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1993 Annual Report and the notes to Avatar's consolidated financial statements included therein.

          Reclassifications
          -----------------
            Certain amounts presented for 1993 have been reclassified in the financial statements for comparative purposes.

          Net Income per Common Share
          ---------------------------
            For the three months ended March 31, 1994 net income per common share is computed on the basis of the weighted average number of shares outstanding.

            For the three months ended March 31, 1993 net income per common share is computed on the basis of the weighted average number of shares outstanding plus common stock equivalents, if any, that would result from the dilutive effect of the assumed conversion (and associated purchase) of the 5 1/4% convertible-purchase subordinated debentures. These common stock equivalents were anti-dilutive for the three months ended March 31, 1993.

            Average common shares outstanding  for the three  months ended
          March  31,  1994  and  1993  totaled  9,095,102  and   7,406,610,
          respectively.

          Regulatory Assets and Regulatory Liabilities
          --------------------------------------------
            The cumulative effect  of adopting FASB  Statement No.  109 --
          "Accounting for Income Taxes", and FASB Statement No. 106 -- "Employers' Accounting for Postretirement Benefits Other Than Pensions" for Avatar Utilities' subsidiaries was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises.

          -----------------------------------------

          Investments
          -----------
            The Company has classified all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account profit.

            Investments at March 31, 1994 includes $21,195 invested in corporate bonds rated B- or above by Moody's and/or Standard and Poor's and $14,076 invested in non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds. The non-rated bonds are thinly traded and may require sixty to ninety days to liquidate. The portfolio also includes an unsecured claim on a company in bankruptcy of $6,290 which is not readily marketable, $3,994 of equity securities, $2,940 of money market accounts and $3,218 of U.S. Government and Agency securities.

            Investments at December 31, 1993 includes $20,045 invested in corporate bonds rated B- or above by Moody's and/or Standard and Poor's and $12,775 invested in non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds. The non-rated bonds are thinly traded and may require sixty to ninety days to liquidate. The portfolio also includes an unsecured claim on a company in bankruptcy of $5,689 which is not readily marketable, $7,020 of equity securities, $1,661 of money market accounts and $3,994 of U.S. Government and Agency securities.

            Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by investment brokerage companies.

          Contracts, Mortgage Notes and Other Receivables
          -----------------------------------------------
          Contracts, mortgage notes, and other receivables are summarized as follows:


                                                March 31,      December 31,
                                                  1994            1993
                                               ---------      -----------
    Contracts and mortgage notes receivable     $113,196         $117,249
    Notes and other receivables                    5,519            5,639
                                                --------         --------
                                                 118,715          122,888
                                                --------         --------
    Less:
       Allowance for doubtful accounts             2,226            2,631
       Market valuation reserve                    1,863            2,082
       Deferred gross profit                      31,447           31,969
       Other                                       3,680            3,210
                                                --------         --------
                                                  39,216           39,892
                                                --------         --------
                                                 $79,499          $82,996
                                                ========         ========

       ------------------------------------------
          Land and Other Inventories
          --------------------------
          Inventories consist of the following:

                                                   March 31,     December 31,
                                                      1994           1993
                                                   ---------     -----------
  Land developed and in process of development      $77,245          $76,145
  Land held for future development or sale           37,632           37,478
  Dwelling units completed or under construction      2,212            2,407
  Other                                               1,465            1,527
                                                   --------         --------
                                                   $118,554         $117,557
                                                   ========         ========

          Minority Interest in Consolidated Subsidiaries
          ----------------------------------------------
            Minority interest in consolidated subsidiaries is represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                              March 31,        December 31,
                                                1994              1993
                                              ---------        -----------
            9% Cumulative preferred stock        $9,000           $9,000
            Other                                    59               58
                                                 ------           ------
                                                 $9,059           $9,058
                                                 ======           ======

            Avatar's utility subsidiary's 9% cumulative preferred stock provides for redemption to occur no earlier than March 1, 1997, in whole or in part; however, a minimum of $1,800 of the preferred stock must be redeemed per annum beginning in 1997. A redemption of all outstanding shares shall occur no later than March 1, 2001.

            Charges to operations recorded as "Other expenses" relating to preferred stock dividends of subsidiaries for the three months ended March 31, 1994 and 1993 amounted to $204 and $359, respectively.

          ------------------------------------------
          Income Taxes
          ------------
            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 1994 are as follows:

Deferred income tax assets
  Net operating loss carryover                                        $7,000
  Tax over book basis of land inventory                               21,000
  Unrecoverable land development costs                                 5,000
  Tax over book basis of depreciable assets                            5,000
  Alternative minimum tax and investment tax credit carryforward       5,000
  Other                                                                3,000
                                                                      ------
Total deferred income taxes                                           46,000
  Valuation allowance for deferred income tax assets                 (34,000)
                                                                     -------
Deferred income tax assets after valuation allowance                  12,000

Deferred income tax liabilities
  Book over tax income recognized on land sales                       (3,000)
  Deferred carrying charges on utility plant                          (3,000)
  Other                                                               (6,000)
                                                                     -------
Total deferred income tax liabilities                                (12,000)
                                                                     -------
Net deferred income taxes                                                 $0
                                                                     =======

            The provision for income taxes for the three months ended March 31, 1994 and 1993 consists of the following:

                                              Three months ended March 31,
                                                 1994              1993
                                              ---------------------------
           Federal:
              Current                             $255                $40
              Deferred                              -                 234
                                                  ----                ---
                                                   255                274
           State:
              Current                               -                 122
              Deferred                              -                  -
                                                  ----               ----
           Total                                  $255               $396
                                                  ====               ====

          ------------------------------------------
            A reconciliation of income tax expense to the expected income tax expense at the federal rate of 34% is as follows:

                                                         1994         1993
                                                         ----         ----
 Income tax expense ( credit) computed
    at statutory rate                                    ($541)        $109
 Income tax effect of non-deductible dividends
    on preferred stock of subsidiary                        69          122
 State income tax (credit),  net of federal effect         (53)          27
 Gross up tax received on contributions
    in aid of construction                                  13           -
 Federal and state taxes of  unconsolidated
    subsidiary in excess of amount computed
    at statutory rate                                       -           138
 Change in valuation allowance on deferred tax assets      767           -
                                                         -----         ----
 Provision for income taxes                               $255         $396
                                                         =====         ====

          Contingencies
          -------------
            Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, it is the opinion of management that the resolution of these matters will not have a material effect on Avatar's business or financial position.

              On October 1,  1993,   the United States,   on behalf of the
          U.S. Environmental Protection Agency, filed a civil action against a utility subsidiary of Avatar in the U.S. District Court for the Middle District of Florida. (United States vs. Florida Cities Water Company, Civil Action No. 93-281-C1) The complaint alleges that the subsidiary's wastewater treatment plant in North Fort Myers, Florida, committed various violations of the Clean Water Act, 33 U.S.C. Sect. 1251 et seq., including (1) discharge of pollutants without an operating permit from October 1, 1988 to October 31, 1989; (2) discharging from an unpermitted discharge location from November 1, 1989 until July 14, 1992; and (3) discharging pollutants in excess of permit limitations at various times from July 1991 to June of 1992. The government is seeking the statutory maximum civil penalties of $25 per day, per violation based upon the allegations. The subsidiary strongly believes that there are mitigating facts as well as valid legal defenses that could reduce or eliminate the imposition of monetary sanctions.

              On March  1,    1994, the  Wisconsin  Department  of Natural
          Resources  (the  "Department")  sent  Avatar   notice  that  the
          Department had recently issued a second Record of Decision ("ROD") in connection with the Edgerton Sand & Gravel Landfill site (the "Site"). The ROD calls for the City of Edgerton's public water supply system to be extended to the owners of private wells in the vicinity of the Site. The ROD also states that other work related to soil and groundwater remedial action would be required at the Site. The Department demanded that all potentially responsible parties ("PRPs) associated with the Site organize into a PRP group to undertake the implementation of
          the ROD.   Avatar  was  previously identified  as  a PRP  by  the
          Department. Avatar believes that it is not liable for any claims by any governmental or private party in connection with the Site.

          ------------------------------------------

            On February 25,   1994,   Avatar's former president  and chief
          executive officer commenced a lawsuit against the Company and certain other persons seeking damages arising from the termination of his employment with the Company and other events. Avatar has denied any liability in connection with such lawsuit and has asserted various affirmative defenses and counterclaims.

          Item  2.  Management's  Discussion  and  Analysis  of   Financial
                 Condition and Results of Operations (dollars in thousands except per share data)

          RESULTS OF OPERATIONS
          ---------------------
            Operations for the three month period ended March 31, 1994 resulted in a net loss of $1,847 or $.20 per share compared to a net loss of $1,040 or $.14 per share for the same period of 1993. The decline in operations for the three month period ended March 31, 1994 is primarily a result of the decrease in revenues in comparison to the same period for 1993. This decline in revenues is attributable to the sale of the certain utility subsidiaries which occurred on August 31, 1993.

            Avatar's real estate revenues for the three months ended March 31, 1994 increased $151 or 1.3% while real estate expenses increased $608 or 5.5% when compared to the same period of 1993. The increase in real estate revenues for the three month period ended March 31, 1994 is primarily a result of an increase in homesite sales, as a result of an increase in customer traffic, of $343 when compared to the same period of 1993. The increase in homesite sales volume is primarily attributable to an increase in customer traffic. The increase in real estate expenses for the three months ended March 31, 1994, when compared to the same period in 1993, is primarily a result of an increase in sales and marketing expenses and an increase in losses on contract cancellations for homesites sold in prior years.

            Utility revenues for the three months ended March 31, 1994 decreased $6,535 or 47.3% when compared to the same period of 1993 which includes revenues of the utility subsidiaries sold on August 31, 1993. Utility expenses decreased $4,026 or 41.6% for the three months ended March 31, 1994 when compared to the same period of 1993, which includes expenses of the utility subsidiaries sold on August 31, 1993. For the utility subsidiaries that remain, revenues and expenses for the three months ended March 31, 1994, were comparable to the same period of 1993.

            Interest income for the three months ended March 31, 1994 decreased $680 or 19.3% when compared to the same period for 1993. The decline in interest income is primarily attributable to lower average aggregate amounts in the Company's contracts and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $113,196 at March 31, 1994 compared to $133,132 at March 31, 1993.

            Trading account profit for the three months ended March 31, 1994 represents interest income and realized and unrealized gains and losses related to the investment portfolio, net of commissions payable to broker. These investments were acquired during the fourth quarter of 1993.

            General and administrative expenses for the three months ended March 31, 1994 increased $236 or 11.3%, compared to the same period of 1993. This increase is primarily attributable to an increase in professional fees and an increase in the accrual for incentive compensation.

            Interest expense for the three months ended March 31, 1994 decreased $1,297 or 29.1% compared to the same period of 1993. The decrease is primarily attributable to an overall decrease in notes, mortgage notes and other debt.

          Item 2. Management's  Discussion  and  Analysis  of   Financial
                  Condition and Results of Operations (dollars in thousands except per share data) -- continued


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

            Avatar's primary business activities, which include retail land sales, land development and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows and external borrowings.

            Avatar has approximately $51,713 in investments which are classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds.

            A portion of the investment portfolio is used to secure a $30,000 line of credit which had an outstanding balance at March 31, 1994 of $15,000 and will mature during the fourth quarter of 1994.

          PART II -- OTHER INFORMATION
          ----------------------------

           Item 6.  Exhibits and Reports on Form 8-K
           -----------------------------------------

           Exhibits
           --------
             4(a)* Instruments defining the rights of security holders, including indenture for 8% senior debentures (previously filed as an exhibit to the Form 8-K dated as of September 12, 1980).

             4(b)* Supplemental Indenture for 8% senior debentures dated as of December 19, 1992 (previously filed as an exhibit to the Form 10-K for the period ended December 31, 1992).

             4(c)* Indenture for 9% senior debentures dated as of December 19, 1992 (previously filed as an exhibit to the Form 10-K for the period ended December 31,
                    1992).

           Reports on Form 8-K
           -------------------
             No reports on Form 8-K were filed during the quarter ended March 31, 1994.

          * This exhibit is incorporated by reference and is on file with the Securities and Exchange Commission.

          SIGNATURES
          ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVATAR HOLDINGS INC.

          Date: May 16, 1994              By:  /s/John J. Yanopoulos
                ------------                   ---------------------
                                               John J. Yanopoulos
                                               Vice President -- Finance and
                                               Corporate Controller


           Date: May 16, 1994             By:  /s/Charles. L. McNairy
                 ------------                  ----------------------
                                               Charles L. McNairy
                                               Executive   Vice    President,
                                               Treasurer and Chief  Financial
                                               Officer