Form 10-Q
period 1994-06-30
AVATAR HOLDINGS INC
filed 1994-08-12
CIK 39677

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               __________________________________________________

             [X]  Quarterly report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30,  1994

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of July 29, 1994.







                                   1  of  16

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                     INDEX




                                                              PAGE
     PART I.    Financial Information

       Item 1.    Financial Statements (Unaudited):

        Consolidated Balance Sheets --
          June 30,  1994 and December 31, 1993..............   3

        Consolidated Statements of Operations --
          Six months and three months ended June 30,  1994
          and 1993..........................................   4

        Consolidated Statements of Cash Flows --
          Six months ended June 30,  1994 and 1993..........   5

        Notes to Consolidated Financial Statements.........    7


       Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................    13


     PART II.   Other Information

       Item 1.  Legal Proceedings...........................   15

       Item 4.  Submission of Matters to a Vote of
       Security Holders....................................    15

       Item 6.  Exhibits and Reports on Form 8-K..........     15

      Exhibit Index........................................    17

     PART  I  --  FINANCIAL  INFORMATION

     ITEM 1.  FINANCIAL  STATEMENTS


                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                     Unaudited
                               (Dollars in thousands)

                                                           June 30,     December 31,
                                                            1994         1993
                                                          --------     --------

     Assets
     Cash                                                   $5,510       $7,178
     Restricted cash                                         1,375        1,442
     Investments                                            52,796       51,184
     Contracts, mortgage notes and other receivables, net   75,986       82,996
     Land and other inventories                            119,520      117,557
     Property, plant and equipment, net                    181,622      178,940
     Other assets                                           16,433       15,460
     Regulatory assets                                       7,437        7,437
                                                          --------     --------
         Total assets                                     $460,679     $462,194
                                                          ========     ========
     Liabilities and Stockholders' Equity

     Notes, mortgage notes and other debt:
       Real estate and corporate                           $96,468      $96,768
       Utilities                                            38,013       38,789
     Estimated development liability for sold land          19,193       19,331
     Accrued and other liabilities                          31,723       27,558
     Deferred customer betterment fees                      19,379       19,537
     Minority interest in consolidated subsidiaries          9,061        9,058
     Regulatory liabilities                                  4,377        4,447
                                                          --------     --------

         Total liabilities                                 218,214      215,488

     Commitments and contingent liabilities

     Contributions in aid of construction                   62,930       63,334

     Stockholders' equity, net                             179,535      183,372
                                                          --------     --------

     Total liabilities and stockholders' equity           $460,679     $462,194
                                                          ========     ========


     See notes to consolidated financial statements.

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
          For the Six Months and Three Months Ended June 30, 1994 and 1993
                                    (Unaudited)
                    (Dollars in thousands except per share data)

                                                  Six Months         Three Months
                                                  ----------         ------------
                                                 1994      1993       1994     1993
                                                ------     ------    ------   ------

Revenues:
Real estate sales                              $22,362   $21,374    $10,836   $9,999
Deferred gross profit                          (1,229)   (1,241)      (425)    (475)
Utility revenues                                14,850    27,795      7,562   13,972
Interest income                                  5,693     6,866      2,857    3,350
Trading account profit, net                      1,161      -           684     -
Other                                              318       507        194      462
                                                ------    ------     ------   ------
 Total revenues                                 43,155    55,301     21,708   27,308

Expenses:
Real estate expenses                            23,021    21,852     11,318   10,757
Utility expenses                                11,543    19,612      5,884    9,927
General and administrative expenses              5,447     4,424      3,129    2,342
Interest expense                                 6,319     8,550      3,164    4,098
Other                                              407       720        203      361
                                                ------    ------     ------   ------
 Total expenses                                 46,737    55,158     23,698   27,485
                                                ------    ------     ------   ------
(Loss) income before income taxes and
 cumulative effect of change in method
 of accounting for income taxes                (3,582)       143    (1,990)     (177)

Provision for income taxes                         255       674      -          278
                                                ------    ------     ------   ------
Loss before cumulative effect
 of change in method of accounting for
 income taxes                                  (3,837)     (531)    (1,990)    (455)
Cumulative effect of change in method of
 accounting  for income taxes                    -         (964)        -         -
                                              --------  --------   --------   ------
Net loss                                      ($3,837)  ($1,495)   ($1,990)   ($455)
                                              ========  ========   ========   ======

Per share amounts:
 Primary
  Loss before cumulative effect of change
   in method of accounting for income taxes     ($.42)    ($.07)     ($.22)   ($.06)
  Cumulative effect of change in method
   of accounting for income taxes                -         (.13)        -        -
                                                ------    ------     ------   ------
Net loss                                        ($.42)    ($.20)     ($.22)   ($.06)
                                                ======    ======     ======   ======

 Fully Diluted
  Loss before cumulative effect of change
   in method of accounting for income taxes     ($.42)    ($.05)     ($.22)   ($.05)
  Cumulative effect of change in method
   of accounting for income taxes                -         (.10)        -       -
                                                ------    ------     ------   ------
Net loss                                        ($.42)    ($.15)     ($.22)   ($.05)
                                                ======    ======     ======   ======

     See notes to consolidated financial statements.

                              AVATAR HOLDINGS INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                      (Dollars in Thousands)

                                                               For the six months ended
                                                                       June 30,
                                                               ------------------------
                                                                  1994        1993
                                                                  ----        ----
     OPERATING ACTIVITIES
     Net loss                                                    ($3,837)   ($1,495)
     Adjustments to reconcile net loss to
       net cash provided by operating activities:
         Depreciation and amortization                              4,010      3,720
         Deferred gross profit                                      1,229      1,241
         Provision for income taxes                                   255        674
         Cost of sales not requiring cash                           1,306      1,044
         Cumulative effect of change in method of accounting
           for income taxes                                         -            964
         Trading account profit, net                               (1,161)     -
         Changes in operating assets and liabilities:
           Decrease in restricted cash                                 67         54
           Principal payments on contracts receivable              10,547      9,408
           Increase in receivables                                (5,000)    (3,863)
           Decrease in other receivables                              234        965
           Increase in inventories                                (3,407)    (2,727)
           Increase in other assets                                 (973)    (2,849)
           Increase in accounts payable and accrued
              and other liabilities                                 3,231        268
                                                                   ------     ------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                      6,501      7,404

     INVESTING ACTIVITIES
     Investment in property, plant, and equipment                 (7,096)    (4,777)
     Investment in marketable securities                            -          (126)
     Proceeds from the sale of marketable securities                -         17,444
                                                                   ------     ------
     NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                                       (7,096)     12,541

     FINANCING ACTIVITIES
     Net proceeds from revolving lines of credit
       and long-term borrowings                                     9,145     12,724
     Principal payments on revolving lines of credit and
       long-term borrowings                                      (10,218)   (29,180)
     Purchase of 8% debentures                                      -           (29)
     Purchase of 9% debentures                                      -           (49)
     Net proceeds from issuance of common stock in conjunction
       with the redemption/conversion of 5 1/4% debentures          -         30,860
                                                                   ------     ------

     NET CASH (USED IN) PROVIDED BY
       FINANCING ACTIVITIES                                       (1,073)     14,326
                                                                  -------     ------

     (DECREASE) INCREASE IN CASH                                  (1,668)     34,271

     Cash at beginning of period                                    7,178      2,644
                                                                  -------     ------

     CASH AT END OF PERIOD                                         $5,510    $36,915
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

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows -- continued
                                  (Unaudited)
                             (Dollars in thousands)


     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                            For the six months ended
                                                    June 30,
                                            ------------------------
       Cash paid during the period for:         1994           1993
                                                ----           ----

          Interest                            $4,788          $9,442
                                              ======          ======

          Income taxes (1)                      $276            $317
                                              ======          ======

     SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                  1994          1993
                                                  ----          ----

       Contributions in aid of construction       $500        $1,342
                                                ======        ======

     (1) Consists of Federal and State income taxes, inclusive of alternative minimum taxes.


     See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

     Basis of Statement Presentation and Summary of Significant Accounting Policies

       The consolidated balance sheet as of June 30, 1994 and the related consolidated statements of operations for the six month and three month periods ended June 30, 1994 and 1993 and the consolidated statements of cash flows for the six months ended June 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

       For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1993 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

     Reclassifications

       Certain amounts presented for 1993 have been reclassified in the financial statements for comparative purposes.

     Net Loss Per Common Share

       For the six and three months ended June 30, 1994, net loss per common share is computed on the basis of the weighted average number of shares outstanding.

       For the six and three months ended June 30, 1993, net loss per common share is computed on the basis of the weighted average number of shares outstanding plus common stock equivalents, if any, that would result from the dilutive effect of the assumed conversion (and associated purchase) of the 5 1/4% convertible-purchase subordinated debentures. On June 29, 1993, the Company redeemed and converted all of the 5 1/4% convertible-purchase subordinated debentures into 2,688,276 shares of common stock. The result of this redemption and conversion was dilutive for the six months and three months ended June 30, 1993. The fully diluted computation assumes the actual conversion occurred at the beginning of the period.

     Regulatory Assets and Regulatory Liabilities

       The cumulative effect of adopting FASB Statement No. 109 -- "Accounting for Income Taxes" , and FASB Statement No. 106 --
     "Employers'  Accounting  for   Postretirement  Benefits  Other   Than
     Pensions" for Avatar Utilities' subsidiaries was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises.

     Investments

       The Company classified all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account profit.

       Investments at  June  30,  1994  consist  of  $20,564  invested  in corporate bonds rated B- or above by Moody's and/or Standard and Poor's and $12,899 invested in non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds. These bonds are thinly traded and may require sixty to ninety days to liquidate. The portfolio also includes an unsecured claim on a company in bankruptcy of $6,290 which is not readily marketable, $1,629 of equity securities, $7,401 of money market accounts and $4,013 of U.S. Government and Agency securities.

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

     Contracts, Mortgage Notes, and Other Receivables

     Contracts, mortgage notes, and other receivables are summarized as follows:

                                                 June 30,      December 31,
                                                   1994          1993
                                                 --------      --------

       Contracts and mortgage notes receivable    $108,597      $117,249
       Notes and other receivables                   5,284         5,639
                                                  --------      --------
                                                   113,881       122,888
                                                  --------      --------
       Less:
          Allowance for doubtful accounts            1,759         2,631
          Market valuation reserve                   1,618         2,082
          Deferred gross profit                     31,040        31,969
          Other                                      3,478         3,210
                                                    ------        ------
                                                    37,895        39,892
                                                    ------        ------
                                                   $75,986       $82,996
                                                   =======       =======

     Notes to Consolidated Financial Statements (Unaudited) -- continued

     Land and Other Inventories

     Inventories consist of the following:

                                                    June 30,      December 31,
                                                      1994            1993
                                                   ---------      ------------
   Land developed and in process of development      $77,895          $76,145
   Land held for future development or sale           37,440           37,478
   Dwelling units completed or under construction      2,784            2,407
   Other                                               1,401            1,527
                                                       -----            -----
                                                    $119,520         $117,557
                                                    ========         ========

     Minority Interest in Consolidated Subsidiaries

       Minority interest in consolidated subsidiaries is represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                                 June 30,       December 31,
                                                   1994           1993
                                                 --------       ------------
              9% Cumulative preferred stock        $9,000         $9,000
              Other                                    61             58
                                                   ------         ------
                                                   $9,061         $9,058
                                                   ======         ======

       Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for redemption to occur no earlier than March 1, 1997, in whole or in part; however, a minimum of $1,800 of the preferred stock must be redeemed per annum beginning in 1997. A redemption of all outstanding shares shall occur no later than March 1, 2001.

       Charges to operations recorded as "Other expenses" relating to preferred stock dividends of subsidiaries for the six months ended June 30, 1994 and 1993 amounted to $407 and $720, respectively, and for the three months ended June 30, 1994 and 1993 amounted to $203 and $361, respectively.

     Income Taxes


       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1994 are as follows:

 Deferred income tax assets
    Net operating loss carryover                                        $7,000
    Tax over book basis of land inventory                               22,000
    Unrecoverable land development costs                                 5,000
    Tax over book basis of depreciable assets                            5,000
    Alternative minimum tax and investment tax credit carryforward       5,000
    Other                                                                3,000
                                                                       -------
 Total deferred income taxes                                            47,000

    Valuation allowance for deferred income tax assets                (34,000)
                                                                      --------
 Deferred income tax assets after valuation allowance                   13,000

 Deferred income tax liabilities
    Book over tax income recognized on land sales                      (3,000)
    Deferred carrying charges on utility plant                         (3,000)
    Other                                                              (7,000)
                                                                      --------
 Total deferred income tax liabilities                                (13,000)
                                                                      --------

 Net deferred income taxes                                                 $0
                                                                      ========

       The provision for income taxes for the six months and three months ended June 30, 1994 consists of the following:

                                                   Six          Three
                                                  Months        Months
                                                  ------        ------
         Federal:
           Current                                  $255         -
           Deferred                                    -         -
                                                  ------        ------
                                                     255         -

         State:
           Current                                     -         -
           Deferred                                    -         -
                                                  ------        ------
         Total                                      $255         -
                                                  ======        ======

       A reconciliation of income tax expense to the expected income tax expense at the federal rate of 34% is as follows:

                                                              1994      1993
                                                            --------   -------
       Income tax expense ( credit) computed
         at statutory rate                                  ($1,218)       $49
       Income tax effect of non-deductible dividends
         on preferred stock of subsidiary                        139       245
       State income tax (credit),  net of federal effect       (120)        34
       Gross up tax received on contributions
         in aid of construction                                   54      -
       Federal and state taxes of  unconsolidated
         subsidiary in excess of amount computed
         at statutory rate                                      -          346
       Change in valuation allowance on deferred tax assets    1,400       -
                                                               -----      -----
       Provision for income taxes                               $255      $674
                                                               =====      =====

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

     On July 22, 1994, the Company's pending litigation with Lawrence Wilkov, its former President and Chief Executive Officer, was settled. Pursuant to the settlement agreement, among other things, the litigation was dismissed with prejudice, the Company paid Mr. Wilkov $1,000 (less required tax withholding), and his employment relationship with the Company has ended. The settlement resulted in a charge to operations in the amount of $486 for the six and three months ended June 30, 1994 and is included in general and administrative expenses.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

     RESULTS OF OPERATIONS

       Operations for the six and three month periods ended June 30, 1994 resulted in a loss before cumulative effect of change in method of accounting for income taxes of $3,837 and $1,990 or $.42 and $.22 per share (primary) compared to a loss before cumulative effect of change in method of accounting for income taxes of $531 and $455 or $.07 and $.06 per share (primary) for the same period of 1993. The net loss for the six and three months ended June 30, 1994 totaled $3,837 and $1,990 or $.42 and $.22 per share (primary), compared to a net loss of $1,495 and $455 or $.20 and $.06 per share (primary), for the same periods of 1993. The decline in operating results for the six and three month periods ended June 30, 1994 is primarily a result of the decrease in utility revenues in comparison to the same period for 1993 due to the sale of the Midwest Water Utilities which occurred on August 31, 1993. During the first quarter of 1993, Avatar adopted FASB Statement No. 109, "Accounting for Income Taxes" which resulted in a cumulative effect loss adjustment based on the change in method of accounting for income taxes of $964 or $.13 per share (primary).

       Avatar's real estate revenues for the six and three months ended June 30, 1994 increased $988 or 4.6% and $837 or 8.4%, respectively, while real estate expenses increased $1,169 or 5.3% and $561 or 5.2%, respectively, when compared to the same periods of 1993. The increase in real estate revenues for the six and three month periods ended June 30, 1994 is primarily a result of a bulk land sale. The increase in real estate expenses for the six and three months periods ended June 30, 1994, when compared to the same period of 1993, is primarily a result of the overall increase in real estate revenues.

       Utility revenues for the six and three months ended June 30, 1994 decreased $12,945 or 46.6% and $6,410 or 45.9%, respectively, when compared to the same periods of 1993 which includes revenues of the subsidiaries sold on August 31, 1993. Utility expenses for the six and three months ended June 30, 1994 decreased $8,069 or 41.1% and $4,043 or 40.7%, respectively, when compared to the same period of 1993 which includes expenses of the subsidiaries sold on August 31, 1993. As a result of such sale, utility revenues and expenses decreased, however, continuing utility revenues and expenses for the six months and three months ended June 30, 1994, were comparable to the same period for 1993.

       Interest income for the six and three months ended June 30, 1994 decreased $1,173 or 17.1% and $493 or 14.7%, respectively, when compared to the same period for 1993. The decline in interest income is primarily attributable to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $108,597 at June 30, 1994 compared to $128,005 at June 30, 1993.

       Trading account profit for the six and three months ended June 30, 1994 of $1,161 and $684, respectively, represents interest income and realized and unrealized gains and losses related to the investment portfolio, net of commissions payable to brokers. These investments were acquired during the fourth quarter of 1993.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) --continued

       General and administrative expenses for the six and three months ended June 30, 1994 increased $1,023 or 23.1% and $787 or 33.6%, respectively, compared to the same periods of 1993. These increases are primarily attributable to an increase in professional fees, an increase in the accrual for incentive compensation and the financial settlement of a lawsuit. Refer to the Notes to Consolidated Financial Statements (Unaudited).

       Interest expense for the six and three months ended June 30, 1994 decreased $2,231 or 26.1% and $934 or 22.8%, respectively, compared to the same period of 1993. The decrease is primarily attributable to an overall decrease in the outstanding balance of notes, mortgage notes and other debt as a result of the sale of the Midwest Water Utilities.


     LIQUIDITY AND CAPITAL RESOURCES

       Avatar's primary business activities, which include retail land sales, land development and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows and external borrowings.

       Avatar  has   approximately  $52,796   in  investments   which  are
     classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds.

       A portion of the investment portfolio collateralizes a $30,000 line of credit which had an outstanding balance at June 30, 1994 of $19,500 and will mature during the fourth quarter of 1994. Avatar is in the process of securing an extension or refinancing, of its maturing bank and credit lines; however, there can be no assurance that Avatar will be able to do so.

     PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings

       The information, which is set forth in the last paragraph to the Notes to Consolidated Financial Statements (Unaudited) under the caption "Contingencies" in Item 1 of Part 1 of this Report, relating to the Company's settlement of pending litigation with its former President and Chief Executive Officer, is incorporated herein by reference.

      Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders was held on May 26, 1994, in Coral Gables, Florida, for the purpose of electing eight directors and approving the appointment of Ernst & Young, independent accountants, as auditors for the year ending December 31, 1994. Proxies were solicited from holders of 9,095,102 outstanding shares of Common Stock as of the close of business of March 31, 1994, as described in Registrant's Proxy Statement dated April 26, 1994. All of management's nominees for directors were re-elected and the appointment of Ernst & Young was approved by the following votes:

      ELECTION OF DIRECTORS

                                         Shares                Shares
      Name                             Voted FOR              WITHHELD
      -------                          ---------              --------

      Leon Levy                        6,702,879               26,509
      J. Edward Houston                6,700,884               28,504
      Edwin Jacobson                   6,700,622               28,766
      Leon T. Kendall                  6,702,669               26,719
      Martin Meyerson                  6,702,531               26,857
      William M. Porter                6,701,269               28,119
      Fred Stanton Smith               6,700,916               28,472
      Henry King Stanford              6,700,953               28,435

      APPOINTMENT OF AUDITORS

                                      Shares Voted           Shares
      Shares Voted FOR                  AGAINST             ABSTAINED
                                      ------------          ---------

             6,712,377                   4,498               12,513

      Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

     10(l) Settlement Agreement dated July 22, 1994, between Lawrence Wilkov and Avatar Holdings Inc., et al (Filed Herewith).

      11     Statement Re: Computation of per share earnings (Filed Herewith).

      Reports on Form 8-K

        No reports on Form  8-K were filed during  the quarter ended  June
        30,  1994.


     SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AVATAR HOLDINGS INC.

     Date:  ___________        By: /s/Jeffrey A. Sopshin
                                   ---------------------
                                   Jeffrey A. Sopshin
                                   Assistant Vice President and Controller


     Date:  ___________        By: /s/Charles. L. McNairy
                                   ----------------------
                                   Charles L. McNairy
                                   Executive Vice President, Treasurer and
                                   Chief Financial Officer

Exhibits Index

Exhibits

        10(1)  Settlement Agreement dated  July 22, 1994,  between
               Lawrence Wilkov and Avatar Holdings Inc., et al          18

         11    Statement Re: Computation of per share earnings          38