Form 10-Q/A
period 1994-06-30
AVATAR HOLDINGS INC
filed 1994-08-15
CIK 39677

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                   Amendment #1
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

EXPLANATORY NOTE
- ----------------
This Amendment to the Form 10-Q for the period ending June 30, 1994, which restates the Form 10-Q in its entirety, is submitted to correct an omission of a dated signature page.

                                   1  of  38

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
                                                                   ========

       The provision for income taxes for the six months and three months ended June 30, 1994 consists of the following:

                                                   Six          Three
                                                  Months        Months
                                                  ------        ------
         Federal:
           Current                                  $255         -
           Deferred                                    -         -
                                                  ------        ------
                                                     255         -

         State:
           Current                                     -         -
           Deferred                                    -         -
                                                  ------        ------
         Total                                      $255         -
                                                  ======        ======

       A reconciliation of income tax expense to the expected income tax expense at the federal rate of 34% is as follows:

                                                              1994      1993
                                                            --------   -------
       Income tax expense ( credit) computed
         at statutory rate                                  ($1,218)       $49
       Income tax effect of non-deductible dividends
         on preferred stock of subsidiary                        139       245
       State income tax (credit),  net of federal effect       (120)        34
       Gross up tax received on contributions
         in aid of construction                                   54      -
       Federal and state taxes of  unconsolidated
         subsidiary in excess of amount computed
         at statutory rate                                      -          346
       Change in valuation allowance on deferred tax assets    1,400       -
                                                               -----      -----
       Provision for income taxes                               $255      $674
                                                               =====      =====  -

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

                               AVATAR HOLDINGS INC.

     Date:  August 12, 1994    By: /s/Jeffrey A. Sopshin
            ---------------        ---------------------
                                   Jeffrey A. Sopshin
                                   Assistant Vice President and Controller


     Date:  August 12, 1994    By: /s/Charles. L. McNairy
            ---------------        ----------------------
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