Form 10-Q
period 1994-09-30
AVATAR HOLDINGS INC
filed 1994-11-14
CIK 39677

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

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1994

                                         or

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of October 31, 1994.



                                      1  of  17

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX




                                                                   PAGE
          PART I.    Financial Information

            Item 1.    Financial Statements (Unaudited):

             Consolidated Balance Sheets --
               September 30, 1994 and December 31, 1993..........   3

             Consolidated Statements of Operations --
               Nine months and three months ended September 30,
               1994 and 1993.....................................   4

             Consolidated Statements of Cash Flows --
               Nine months ended September 30, 1994 and 1993.....   5

             Notes to Consolidated Financial Statements.........    7


            Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.................................    13


          PART II.   Other Information

            Item 6.    Exhibits and Reports on Form 8-K.........    15

            Exhibit Index.......................................    16

          PART  I  --  FINANCIAL  INFORMATION

          ITEM 1.  FINANCIAL  STATEMENTS


                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                      Unaudited
                               (Dollars in thousands)

                                                       September 30,   December 31,
                                                           1994            1993
Assets

Cash                                                          $3,629          $7,178
Restricted cash                                                1,375           1,442
Investments                                                   53,472          51,184
Contracts, mortgage notes and other receivables, net          73,122          82,996
Land and other inventories                                   121,896         117,557
Property, plant and equipment, net                           183,300         178,940
Other assets                                                  17,096          15,460
Regulatory assets                                              7,437           7,437
                                                            --------        --------
     Total assets                                           $461,327        $462,194
                                                            ========        ========

Liabilities and Stockholders' Equity

Notes, mortgage notes and other debt:
  Real estate and corporate                                  $97,945         $96,768
  Utilities                                                   37,399          38,789
Estimated development liability for sold land                 18,791          19,331
Accrued and other liabilities                                 34,043          27,558
Deferred customer betterment fees                             19,327          19,537
Minority interest in consolidated subsidiaries                 9,061           9,058
Regulatory liabilities                                         4,423           4,447
                                                            --------        --------
     Total liabilities                                       220,989         215,488

Commitments and contingent liabilities

Contributions in aid of construction                          63,043          63,334

Stockholders' Equity, net                                    177,295         183,372
                                                            --------        --------

Total Liabilities and Stockholders' Equity                  $461,327        $462,194
                                                            ========        ========




    See notes to consolidated financial statements.

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
      For the Nine Months and Three Months Ended September 30, 1994 and 1993
                                    (Unaudited)
                    (Dollars in thousands except per share data)

                                               Nine months          Three Months
                                             1994       1993       1994      1993

Revenues:

Real estate sales                           $31,955     $30,758    $9,593    $9,384
Deferred gross profit                       (1,752)     (1,609)     (523)     (368)
Utility revenues                             21,593      39,207     6,743    11,412
Interest income                               8,477      10,378     2,784     3,512
Gain on sale of subsidiaries                      -      22,174       -      22,174
Trading account profit, net                   1,750         -         589       -
Other                                           448         728       130       221
                                             ------     -------    ------    ------
 Total revenues                              62,471     101,636    19,316    46,335

Expenses:
Real estate expenses                         34,426      33,112    11,405    11,260
Utility expenses                             17,186      28,126     5,643     8,514
General and administrative expenses           7,865       6,428     2,418     2,004
Interest expense                              8,461      12,303     2,142     3,753
Other                                           610       1,061       203       341
                                             ------     -------    ------    ------
 Total expenses                              68,548      81,030    21,811    25,872
                                             ------     -------    ------    ------

Income (loss) before income taxes and
 cumulative effect of change in method
 of accounting for income taxes             (6,077)      20,606   (2,495)    20,463

Provision (credit) for income taxes            -          10,792     (255)    10,118
                                             ------     -------    ------    ------
Income (loss) before cumulative effect
 of change in method of accounting for
 income taxes                               (6,077)       9,814   (2,240)    10,345

Cumulative effect of change in method of
 accounting  for income taxes                  -          (964)      -         -
                                             ------     -------    ------    ------

Net income (loss)                          ($6,077)      $8,850  ($2,240)   $10,345
                                           ========     =======  ========   =======


Per share amounts:
 Income (loss) before cumulative effect of change
  in method of accounting for income taxes   ($.67)        $.98    ($.25)     $1.03
 Cumulative effect of change in method
  of accounting for income taxes               -           (.10)     -          -
                                           --------     -------  --------   -------
Net income (loss)                            ($.67)        $.88    ($.25)     $1.03
                                           ========     =======  ========   =======


    See notes to consolidated financial statements.

                           AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                                  (Dollars in Thousands)

                                                             For the nine months
                                                             ended September 30,
                                                              1994           1993

OPERATING ACTIVITIES
Net income (loss)                                             ($6,077)       $8,850
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Gain on sale of subsidiaries                                  -         (22,174)
    Depreciation and amortization                               5,967         5,319
    Deferred gross profit                                       1,752         1,609
    Provision for deferred income taxes                           -          10,792
    Cost of sales not requiring cash                            1,627           906
    Cumulative effect of change in method of accounting
      for income taxes                                            -             964
    Trading account profit                                     (2,288)            -
    Interest capitalization                                    (1,180)            -
    Changes in operating assets and liabilities:
      Decrease in restricted cash                                  67           397
      Principal payments on contracts receivable               15,483        16,426
      Increase in receivables                                  (7,664)      (10,702)
      Decrease in other receivables                               303         4,704
      Increase in inventories                                  (5,327)       (4,231)
      Increase in other assets                                 (1,635)       (2,536)
      Increase in accounts payable and accrued
         and other liabilities                                  6,251         3,853
                                                              -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       7,279        14,177

INVESTING ACTIVITIES
Investment in property, plant, and equipment                  (10,618)       (7,346)
Proceeds from sale of subsidiaries                                -          59,723
Investment in marketable securities                               -         (25,131)
Proceeds from the sale of marketable securities                   -          17,444
                                                             --------      --------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                       (10,618)        44,690

FINANCING ACTIVITIES
Net proceeds from revolving lines of credit
  and long-term borrowings                                     14,463        12,869
Principal payments on revolving lines of credit and
  long-term borrowings                                        (14,673)      (41,350)
Purchase of 8% debentures                                         -             (30)
Purchase of 9% debentures                                         -          (1,106)
Net proceeds from issuance of common stock in conjunction
  with the redemption/conversion of 5 1/4% debentures             -          30,348
Purchase of treasury stock                                        -         (27,000)
                                                              -------      --------
NET CASH USED IN FINANCING ACTIVITIES                            (210)      (26,269)
                                                              -------      --------
(DECREASE) INCREASE IN CASH                                    (3,549)       32,598
                                                              -------      --------
Cash at beginning of period                                     7,178         2,644
                                                              -------      --------
CASH AT END OF PERIOD                                          $3,629       $35,242
                                                              =======      ========


    See notes to consolidated financial statements.

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows -- continued
                                     (Unaudited)
                               (Dollars in thousands)


          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                 For the nine months ended
                                                       September 30,

            Cash paid during the period for:       1994             1993

               Interest                             $6,041          $11,327
                                                    ======          =======
               Income taxes (1)                       $276             $705
                                                    ======          =======


          SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                   1994           1993

            Redemption/conversion of 5 1/4%         -                 $30,917
              debentures
                                                    ======            =======

            Contributions in aid of construction     $859             $2,258
                                                    ======           =======


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

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
                               (Dollars in thousands)

          Basis of Statement Presentation and Summary of Significant
            Accounting Policies

            The consolidated balance sheets as of September 30, 1994 and December 31, 1993 and the related consolidated statements of operations for the nine month and three month periods ended September 30, 1994 and 1993 and the consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
          Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

            For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1993 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

          Reclassifications

            Certain amounts presented for 1993 have been reclassified in the financial statements for comparative purposes.

          Net Income/Loss Per Common Share

            For the nine and three months ended September 30, 1994, net loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

            For the nine and three months ended September 30, 1993, net income per common share is computed on the basis of the weighted average number of shares outstanding plus common stock equivalents. On June 29, 1993, the Company redeemed and converted all of the 5 1/4% convertible-purchase subordinated debentures into 2,688,276 shares of common stock. As a result of this redemption and conversion, the weighted average number of shares outstanding for the nine and three months ended September 30, 1993 of 10,088,688 and 10,081,556, respectively, assumed the actual conversion occurred at the beginning of the period.

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

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

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

            Investments at September 30, 1994 consist of $21,851 invested in corporate bonds rated B- or above by Moody's and/or Standard and Poor's and $17,064 invested in non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds. These non-rated bonds are thinly traded and may require sixty to ninety days to liquidate. The portfolio also includes $10,623 of equity securities, $1,994 of money market accounts and $1,940 of U.S. Government and Agency securities.

            Avatar's investment portfolio at December 31, 1993 includes $20,045 invested in corporate bonds rated B- or above by Moody's and/or Standard and Poor's and $12,775 invested in non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds. These non-rated bonds are thinly traded and may require sixty to ninety days to liquidate. The portfolio also includes an unsecured claim on a company in bankruptcy of $5,689 which is not readily marketable, $7,020 of equity securities, $1,661 of money market accounts and $3,994 of U.S. Government and Agency securities.

            Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by investment brokerage companies.

          Contracts, Mortgage Notes, and Other Receivables

          Contracts, mortgage notes, and other receivables are summarized as follows:

                                              September 30,    December 31,
                                                 1994              1993

    Contracts and mortgage notes receivable      $104,823           $117,249
    Notes and other receivables                     5,181              5,639
                                                 --------           --------
                                                  110,004            122,888
                                                 --------           --------
    Less:
       Allowance for doubtful accounts              1,374              2,631
       Market valuation reserve                     1,387              2,082
       Deferred gross profit                       30,958             31,969
       Other                                        3,163              3,210
                                                 --------           --------
                                                   36,882             39,892
                                                 --------           --------
                                                  $73,122            $82,996
                                                 ========           ========


          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

          Land and Other Inventories

          Inventories consist of the following:

                                               September         December
                                                  1994              1931

Land developed and in process of development      $79,518          $76,145
Land held for future development or sale           37,608           37,478
Dwelling units completed or under construction      3,323            2,407
Other                                               1,447            1,527
                                                 --------         --------
                                                 $121,896         $117,557
                                                 ========         ========


          Minority Interest in Consolidated Subsidiaries

            Minority interest in consolidated subsidiaries is represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                              September 30,      December 31,
                                                   1994              1993
             9% Cumulative preferred stock            $9,000           $9,000
             Other                                        61               58
                                                      ------           ------
                                                      $9,061           $9,058
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

            Charges to operations recorded as "Other expenses" relating to preferred stock dividends of subsidiaries for the nine months ended September 30, 1994 and 1993 amounted to $610 and $1,061, respectively, and for the three months ended September 30, 1994 and 1993 amounted to $203 and $341, respectively.

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

          Income Taxes

            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 1994 are as follows:


   Deferred income tax assets
       Net operating loss carryover                                         $9,000
       Tax over book basis of land inventory                                21,000
       Unrecoverable land development costs                                  5,000
       Tax over book basis of depreciable assets                             5,000
       Alternative minimum tax and investment tax credit carryforward        5,000
       Other                                                                 2,000
                                                                           -------
   Total deferred income taxes                                              47,000

       Valuation allowance for deferred income tax assets                  (35,000)
                                                                           -------
   Deferred income tax assets after valuation allowance                     12,000

   Deferred income tax liabilities
       Book over tax income recognized on land sales                       (3,000)
       Deferred carrying charges on utility plant                          (3,000)
       Other                                                               (6,000)
                                                                         ---------
   Total deferred income tax liabilities                                  (12,000)
                                                                         ---------
   Net deferred income taxes                                                    $0
                                                                         =========

            The provision for income taxes for the nine months and three months ended September 30, 1994 consists of the following:

                                                        Nine          Three
                                                       Months        Months
              Federal:
                Current                                       -       ($255)
                Deferred                                      -          -
                                                         ------      -------
                                                              -        (255)

              State:
                Current                                       -         -
                Deferred                                      -         -
                                                         ------      -------
              Total                                           -       ($255)
                                                         ======      =======

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

            A reconciliation of income tax expense to the expected income tax expense at the federal rate of 34% is as follows:

                                                             1994          1993

  Income tax expense (credit) computed
     at statutory rate                                       ($2,066)       $7,006
  Income tax effect of non-deductible dividends
     on preferred stock of subsidiary                             207          338
  State income tax (credit),  net of federal effect             (209)        1,090
  Gross up tax received on contributions
     in aid of construction                                        68          -
  Difference between book and tax basis
     of midwest utilities                                          -         2,066
  Federal and state taxes of  unconsolidated
     subsidiary in excess of amount computed
     at statutory rate                                             -           292
  Change in valuation allowance on deferred tax assets          2,000          -
                                                                -----      -------
  Provision for income taxes                                       $0      $10,792
                                                                =====      =======


          Contingencies

            Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, it is the opinion of management that the resolution of these matters will not have a material effect on Avatar's business or financial position.

              On October 1, 1993,   the United  States,  on  behalf of the
          U.S. Environmental  Protection  Agency,   filed  a  civil  action
          against a utility subsidiary of Avatar in the U.S. District Court
          for the Middle District of Florida.   (United States vs.  Florida
          Cities  Water  Company,    Civil  Action  No.  93-281-C1).    The
          complaint alleges  that  the  subsidiary's  wastewater  treatment
          plant  in  North  Fort  Myers,    Florida,    committed   various
          violations of the  Clean Water Act, 33 U.S.C. Sect. 1251 et  seq.,
          including: (1)   discharge  of  pollutants without  an  operating
          permit  from  October  1,  1988  to   October  31,  1989;     (2)
          discharging from an unpermitted discharge location from November 1, 1989 until July 14, 1992; and (3) discharging pollutants in excess of permit limitations at various times from July 1991 to June 1992. The government is seeking the statutory maximum civil
          penalties  of  $25  per  day,    per  violation  based  upon  the
          allegations.  Based upon  the information currently available  to
          it,   Avatar  believes  that   there  are   mitigating  facts  as
          well as legal defenses that could reduce or eliminate the imposition of monetary sanctions.

            On March 1, 1994, the Wisconsin Department of Natural Resources (the "Department") sent Avatar notice that the Department had recently issued a second Record of Decision ("ROD") in connection with the Edgerton Sand & Gravel Landfill site (the "Site"). The ROD calls for the City of Edgerton's public water supply system to be extended to the owners of private wells in the vicinity of the Site. The ROD also states that other work related to soil and groundwater remedial action would be required at the Site. The Department demanded that all potentially responsible parties ("PRPs) associated with the Site organize into a PRP group to undertake the implementation of the ROD. Avatar was previously identified as a PRP by the Department. On November 1, 1994, certain private parties filed a civil action against Avatar in Rock County

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

          Circuit Court, Wisconsin. (Alderman, et al vs. Avatar Holdings Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and the other named defendants (1) are PRP's identified by the Department; (2) dumped hazardous substances which contaminated the groundwater source used by the plaintiffs; and (3) committed trespass with the contamination. The plaintiffs are seeking compensatory and punitive damages, attorney's fees, costs and other disbursements for bringing the action and other just and equitable relief. Based upon the information currently available to it, Avatar believes that it is not liable for any claims by any government or private parties in connection with the Site and intends to vigorously defend this action.

            On July 22, 1994, the Company's pending litigation with Lawrence Wilkov, its former President and Chief Executive Officer, was settled. Pursuant to the settlement agreement, among other things, the litigation was dismissed with prejudice, and his employment relationship with the Company has ended. The settlement resulted in a charge to operations in the amount of $486 for the nine months ended September 30, 1994 and is included in general and administrative expenses.

          Item  2.  Management's  Discussion  and  Analysis  of   Financial
                 Condition and Results of Operations (dollars in thousands except per share data)

          RESULTS OF OPERATIONS

            Operations  for  the  nine  and  three   month  periods  ended
          September 30, 1994, resulted in a loss before cumulative effect of change in method of accounting for income taxes of $6,077 and $2,240 or $.67 and $.25 per share compared to income before cumulative effect of change in method of accounting for income taxes of $9,814 and $10,345 or $.98 and $1.03 per share for the same period of 1993. Operations for the nine and three month periods ended September 30, 1993 includes the pre-tax gain on the sale of the Midwest Water Utilities subsidiaries (the "subsidiaries") of $22,174. Exclusive of the gain on the subsidiaries sale, income before taxes and the cumulative effect of change in method of accounting for income taxes resulted in a loss of $6,077 and $2,240 for the nine and three months ended September 30, 1994, compared to a loss of $1,568 and $1,711 for the same periods of 1993. The net loss for the nine and three months ended September 30, 1994 totaled $6,077 and $2,240 or $.67 and $.25 per share, compared to net income of $8,850 and $10,345 or $.88 and $1.03 per share, for the same periods of 1993. Net of the subsidiaries sale, the net loss for the nine months and three months ended September 30, 1993, totaled $2,824 and $1,329, respectively. The decline in operating results for the nine and three month periods ended September 30, 1994, is primarily a result of the decrease in utility revenues in comparison to the same period for 1993 due to the sale of the Midwest Water Utilities which occurred on August 31, 1993. On January 1, 1993, Avatar adopted FASB Statement No. 109, "Accounting for Income Taxes" which resulted in a cumulative effect loss adjustment based on the change in method of accounting for income taxes of $964 or $.10 per share.

            Avatar's real estate revenues for the nine and three months ended September 30, 1994, increased $1,197 or 3.9% and $209 or 2.2%, respectively, while real estate expenses increased $1,314 or 4.0% and $145 or 1.3%, respectively, when compared to the same periods of 1993. The increase in real estate revenues for the nine and three month periods ended September 30, 1994, is primarily a result of a bulk land sale. The increase in real estate expenses for the nine and three months periods ended September 30, 1994, when compared to the same period of 1993, is primarily a result of an increase in cost of sales due to the increase in real estate sales.

            Utility revenues, net of the utilities sale, for the nine and three months ended September 30, 1994, decreased $17,614 or 44.9% and $4,669 or 40.9%, respectively, when compared to the same periods of 1993, which includes revenues of the subsidiaries sold on August 31, 1993. Utility expenses for the nine and three months ended September 30, 1994, decreased $10,940 or 38.9% and $2,871 or 33.7%, respectively, when compared to the same period of 1993 which includes expenses of the subsidiaries sold on August 31, 1993. As a result of such sale, utility revenues and expenses decreased; however, continuing utility revenues and expenses for the nine months and three months ended September 30, 1994, were comparable to the same period for 1993.

            Interest income for the nine and three months ended September 30, 1994, decreased $1,901 or 18.3% and $728 or 20.7%, respectively, when compared to the same period for 1993. The decline in interest income is primarily attributable to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $104,823 at September 30, 1994, compared to $123,635 at September 30, 1993.

          Item  2.  Management's  Discussion  and  Analysis  of   Financial
                 Condition and Results of Operations (dollars in thousands except per share data) -- continued

            Trading account profit for the nine and three months ended September 30, 1994, of $1,750 and $589, respectively, represents interest income and realized and unrealized gains and losses related to the investment portfolio, net of commissions payable to brokers. These investments were acquired during the fourth quarter of 1993.

            General and administrative expenses for the nine and three months ended September 30, 1994, increased $1,437 or 22.4% and $414 or 20.7%, respectively, compared to the same periods of 1993. These increases are primarily attributable to an increase in professional fees, an increase in the accrual for incentive compensation and the financial settlement of a lawsuit.

            Interest expense for the nine and three months ended September 30, 1994, decreased $3,842 or 31.2% and $1,611 or 42.9%, respectively, compared to the same period of 1993. The decrease is primarily attributable to the capitalization of interest associated with development and construction costs of an Avatar project of approximately $1,180 and an overall decrease in the outstanding balance of notes, mortgage notes and other debt as a result of the sale of the Midwest Water Utilities.

            Other expense for the nine and three months ended September 30, 1994 decreased $451 or 42.5% and $138 or 40.5%, respectively, compared to the same period of 1993. This is primarily attributable to the decrease in preferred stock dividends of subsidiaries due to the sale of the utilities subsidiaries.

          LIQUIDITY AND CAPITAL RESOURCES

            Avatar's primary business activities, which include housing, vacation ownership and retail land sales, land development, resort operations and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows and external borrowings.

            Avatar has approximately $53,472 in investments which are classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds.

            A portion of the investment portfolio collateralizes a $30,000 line of credit which had an outstanding balance at September 30, 1994, of $24,500 and will mature during the fourth quarter of 1994. Avatar is in the process of securing an extension or refinancing of its maturing bank and credit lines; however, there can be no assurance that Avatar will be able to do so.

          PART II -- OTHER INFORMATION


           Item 6.  Exhibits and Reports on Form 8-K

           Exhibits

              27    Financial Data Schedule (Filed Herewith).


           Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1994.


          SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AVATAR HOLDINGS INC.

Date:  November 11, 1994   By:  /s/ Jeffrey A. Sopshin
                                ------------------------
                                Jeffrey A. Sopshin
                                Assistant Vice President and Controller


Date:  November 11, 1994   By:  /s/ Charles L. McNairy
                                ------------------------
                                Charles L. McNairy
                                Executive  Vice  President,   Treasurer  and
                                Chief Financial Officer

          Exhibit Index


          EXHIBIT                                              PAGE

           27   Financial Data Schedule......................   17