Form 10-K
AVATAR HOLDINGS INC
filed 1995-03-30
CIK 39677

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington,  D.C.  20549

                                      FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,  1994 -- Commission File Number  0-7616
                                AVATAR HOLDINGS INC.
               (Exact name of registrant as specified in its charter)
              Delaware                                          23-1739078
  (State or other jurisdiction of                          (I.R.S.  Employer
   incorporation or organization)                          Identification No.)

  255 Alhambra Circle,  Coral Gables,  Florida                        33134
  (Address of principal executive offices)                         (Zip code)

  Registrant's telephone number,  including area code:        (305)  442-7000

  Securities registered pursuant to section 12(g) of the Act:

                           Common Stock,  $1.00 Par Value
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                           Yes   X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant was $321,974,275 as of February 28, 1995.

                     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     As of February 28, 1995, there were 9,095,102 shares of common stock, $1.00 par value, issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.


                                       1 of 56

                                AVATAR HOLDINGS INC.

                            1994 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS

PART I                                                                      Page

Item 1.   Business .......................................................     3

Item 2.   Properties......................................................     7

Item 3.   Legal Proceedings...............................................     7

Item 4.   Submission of Matters to a Vote of Security-Holders.............     8

Executive Officers of the Registrant.......................................    9


PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters...........................................................  11

Item 6.   Selected Financial Data...........................................  12

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  13

Item 8.   Financial Statements and Supplementary Data.......................  18

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures............................................   44


PART III

Item 10.  Directors and Executive Officers of the Registrant................  44

Item 11.  Executive Compensation............................................  44

Item 12.  Security Ownership of Certain Beneficial Owners and Management....  44

Item 13.  Certain Relationships and Related Transactions....................  44


PART IV

Item 14.  Exhibits,  Financial Statement Schedules,  and Reports on Form 8-K. 45

Exhibit Index...............................................................  51

                                       PART I

Item 1.   Business

  Avatar Holdings Inc. (a Delaware corporation incorporated in 1970) and its subsidiaries (collectively, "Avatar" or the "Company") are engaged in two principal business activities: real estate and water and wastewater utilities operations. Avatar's real estate operations, which are located in the states of Florida, Arizona, California, and Tennessee, include: development, construction and sale of single family and multifamily housing communities; development, sale and management of vacation ownership intervals; development and sale of improved and unimproved homesites and commercial/industrial land tracts; operations of amenities and resorts; cable television operations and property management services. Avatar provides financing for a large portion of its homesite sales, mainly under a deed and mortgage arrangement. Avatar's utility operations consist of water and wastewater treatment plants which serve communities in Florida and Arizona. During 1994, approximately 65% and 35% of total revenues were generated through real estate and utility operations, respectively.

  Avatar's business strategy emphasizes housing sales,  retail and  industrial
real estate development,   sales  of  vacation ownership  intervals  and  resort
operations. Certain of Avatar's properties are being developed, and such developments are at various stages of completion.

  Information regarding revenues, results of operations and assets of the two business segments noted above are included in Item 8 under the caption "Notes to Consolidated Financial Statements".

Real Estate

  Avatar's assets include real estate inventory in the states of Florida, Arizona, California and Tennessee. In its Florida communities of Harbor Islands, Poinciana, Barefoot Bay, Cape Coral, Golden Gate and Leisure Lakes,as well as in its Arizona community of Rio Rico and at its newly-acquired property in Tennessee, Avatar's activities include the construction and sale of single family and multifamily housing, the construction, sale and management of vacation ownership units and homesite and industrial/commercial land sales, with the types of activities varying from community to community. Avatar owns other sites including Banyan Bay in Martin County, Florida; Ocala Springs in Marion County, Florida; and Woodland Hills in Los Angeles County, California.

  The Harbor Islands Project encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for future parks, adjoining the Intra-coastal Waterway in Hollywood, Florida. During 1994, the City of Hollywood and Avatar reached a settlement agreement allowing the Company to build up to 2,400 residential units, including single family homes, townhomes, villas and mid and high-rise condominium units in this water-oriented community. During the fourth quarter of 1994, construction was completed on bridges, and earthwork commenced for the project's initial phases. Preliminary construction also was completed on the project's 196-boat slip marina. In 1994, refundable reservation deposits were received for 30 single family homes and 10 estate homesites with a combined sales value of approximately $12,535,000. Avatar expects to deliver these homes during 1995.

  Poinciana, located  in  central Florida  approximately  21  miles south  of
Orlando and 10 miles from Walt Disney World, encompasses 47,000 acres of land, approximately 16,100 of which are owned by Avatar. This planned community development includes subdivisions for single family, multifamily and manufactured housing, and commercial/industrial areas. Since 1971, 21,730 homesites have been sold and approximately 4,519 housing units, primarily single family houses and townhouses, have been constructed by Avatar and other non-affiliated builders. As of December 31, 1994, approximately 16,600 developed and undeveloped single family homesites remained in inventory at Poinciana. Approximately 4,800 acres of land zoned for industrial/commercial/institutional and multifamily use also remained in inventory. Avatar's housing programs in Poinciana include its communities of Regency Pointe, Crescent Lakes and Cypress Woods, as well as a scattered lot housing program. Regency Pointe, a 96 home community, is expected to be completely sold during 1995 and the grand opening of Crescent Lakes, a community of 904 homes, occurred in February 1995. Platting, design and engineering was begun for Cypress Woods during 1994. At December 31, 1994, Avatar had firm contracts at Poinciana to construct 29 single family units with a related sales value of approximately $2,427,000. Avatar also owns and operates a 31,100 square foot shopping center at Poinciana
that was 100 % occupied at December 31, 1994.   Recreational facilities owned
and operated by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club with a swimming pool, a community center and a series of nature walks and trails.

  Avatar's real estate activities at Poinciana also include the construction, sale and management of vacation ownership intervals. As of December 31, 1994, 1,769 unit weeks had been sold and 1,143 unit weeks remained in inventory at Avatar's Alhambra at Poinciana. During 1994, Avatar began the design and development of additional vacation ownership units in Poinciana. In 1994, Avatar also acquired approximately nine acres of land and has deposits on an additional fifteen acres in Pigeon Forge, Tennessee for the development, construction and sale of vacation ownership intervals. Avatar expects to begin marketing the additional Poinciana and Pigeon Forge products during mid-1995.

  Barefoot Bay is located on Florida's east coast, midway between Vero Beach and Melbourne. Avatar's operations at Barefoot Bay include the sale of manufactured homes and homesites. Since operations commenced in 1970, approximately 94% of the 5,020 available homesites have been sold. At December 31, 1994, Avatar had firm contracts to construct nine housing units with a related sales value of approximately $876,000. Avatar owns and operates a 13,420 square foot shopping center in Barefoot Bay that was 90% occupied at December 31 1994, an 18-hole executive golf course, a community center, swimming pools, tennis courts, a private beach and a fishing pier. Avatar also owns 58 acres of land held for future development, sale or other use, adjacent to Barefoot Bay.

  Cape Coral is a 60,700-acre community, of which approximately 3,800 acres are owned by Avatar, located on Florida's west coast seven miles west of Fort Myers. Its population has increased from 11,470 in 1970 to approximately 86,000 in 1994. Avatar owns and operates the Camelot Isles Shopping Center, a 70,000 square foot retail center that opened in February 1992, which was 100% occupied
at December  31,  1994.   Remaining inventory  at  December  31,  1994  included
approximately 3,300 single family homesites and approximately 2,100 acres of land zoned for commercial, industrial and multifamily use. Avatar's housing programs in Cape Coral include: Emerald Cove, a 102 home community; The Hermitage, an upscale gated waterfront community consisting of 19 oversized homesites; and a scattered lot program. Avatar's Tarpon Point Marina, which is located in Cape Coral, accommodates 175 vessels and features dockmaster facilities, a ship's store and fueling facilities. The Camelot Marina, for which the initial phase of construction was completed in 1991, will accommodate 76 vessels and will feature 3,500 feet of boardwalk upon completion. Other amenities available to the residents of Cape Coral include Avatar's Cape Coral Golf and Tennis Resort with an 18-hole championship golf course, a 9-hole executive golf course, eight tennis courts and a 100-room motel.

  Golden Gate City, located east of Naples in southwest Florida, had remaining inventory at December 31, 1994 of 38 single family and duplex homesites, 51 acres of land zoned for multifamily use and 12 acres zoned for commercial use.

  Golden Gate Estates includes 2,497 acres of land subdivided into 5,800 homesites. Remaining inventory as of December 31, 1994 includes 211 homesites of varying size, the majority of which are approximately 1 and 1-1/4 acre homesites, and 7,400 acres of land held for future use.

  Avatar's land holdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consist of 3,239 homesites in inventory at December 31, 1994. Amenities at Leisure Lakes include a 9-hole executive golf course, a small lakefront motel, tennis courts, shuffleboard courts, a swimming pool, a club house with pro shop, a coffee shop, a private beach, a boat ramp, a card room and various lakes available for water sports.

  Rio Rico, a 55,000-acre community development in southern Arizona, is located 57 miles south of Tucson. This community, with a population of approximately 5,400 residents,consists of single family homes and townhouses and includes several areas zoned for commercial and industrial development. Avatar owns and operates a 180-room hotel complex, which recently underwent a $2,000,000 renovation, an 18-hole Robert Trent Jones designed championship golf course and a 36,800 square foot shopping center, which was 82% occupied as of December 31, 1994. Remaining inventory at Rio Rico at December 31, 1994 included approximately 3,700 single family homesites, 2,536 acres of land zoned for commercial, industrial and multifamily use, 4,762 acres of land held for future development, sale or other use and 2,838 acres of undeveloped mountain range reserved for open space.

  Banyan Bay, located in Martin County, Florida, comprises 251 acres of land. Future plans contemplate a medium-density residential development of two and four story condominiums.

  Ocala Springs, located five miles northeast of Ocala in Marion County, Florida, is comprised of approximately 4,600 acres of land. The concept plan for this project provides for 700 single family ranchettes on 1-1/4 to 1-1/2 acre lots, 4,500 single family homesites on 1/4 to 1/2 acre lots, 400 homesites for manufactured housing and 1,000 multifamily condominium units. Avatar also plans on constructing an 18-hole golf course, and more than 130 acres will be used for commercial, industrial and service facilities. These plans have been reviewed by all appropriate state, regional and local governmental agencies and the plat for Phase I has been filed with and accepted by Marion County.

  Woodland Hills, located in northwest Los Angeles County, California, consists of the Natoma tract that encompasses approximately 350 acres of land. Conceptual planning for this tract has been completed for 66 luxury homesites. An environmental impact report has been filed and is being reviewed by the City of Los Angeles.

  In addition to the real estate holdings described above, Avatar owns approximately 2,500 acres of land in Florida that is being held for future development or bulk sales.

Utilities

  Avatar's  water  and  wastewater  treatment  facilities  include  14   water
treatment facilities and 11 wastewater treatment facilities serving 6 communities in Florida (including Poinciana, Barefoot Bay and Golden Gate) and Rio Rico in Arizona. These facilities provide for the treatment, distribution and sale of water for public and private use, and the treatment and disposal of wastewater. At December 31, 1994, Avatar's utility operations had approximately 38,000 water customers and 30,000 wastewater customers.

  An Avatar subsidiary provides consulting, data processing and other services to non-affiliated utility companies as well as to various Avatar subsidiaries. This subsidiary is beginning to operate water and wastewater systems under contracts with unaffiliated companies.

Employees

  As of December 31, 1994, Avatar employed approximately 1,069 individuals  on a full-time or part-time basis. In addition, Avatar utilizes on a daily basis such additional personnel as may be required to perform various land development activities. Avatar's relations with its employees are satisfactory and there have been no work stoppages.

Regulation

  Avatar's real estate operations, including matters such as planning, zoning, design, construction of improvements, environmental considerations and sales activities, are regulated by various local, regional, state and federal agencies, including the Federal Trade Commission (FTC). For its community developments in Florida, Tennessee and Arizona, state laws and regulations may require the filing of registration statements, copies of promotional materials and numerous supporting documents, and the delivery of an approved disclosure report to purchasers, prior to the execution of a land sales contract. In addition to Florida, Tennessee and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development. Avatar's homesite installment sales activities are required to comply with the Federal Consumer Credit Protection ("Truth-in-Lending") Act.

  Avatar's utility operations and rate structures are regulated by various federal, state and county agencies and must comply with federal and state treatment standards. All sources of water and wastewater effluent are required to be tested on a regular basis and purified in order to comply with governmental standards.

  Avatar is subject to various federal, state, and local environmental laws and regulations. The Company does not anticipate that it will incur material capital expenditures for environmental matters for 1995 and 1996.

  The  Company  believes  it  is  in  compliance  with  applicable  laws   and
regulations in all material respects.

  Competition

  Avatar's real estate operations, particularly in the state of Florida, are highly competitive. In its sales of homesites and housing units, Avatar competes, as to price and product, with several land development companies for the discretionary income of individuals who desire eventually to relocate or establish a second home in Florida or Arizona. In recent years, there have been extensive land development projects in the geographical areas in which Avatar operates. The vacation ownership sales business is also highly competitive with companies throughout the United States and abroad selling vacation ownership intervals on terms similar to those offered by Avatar.

Item 2.   Properties

  Avatar's real  estate  operations are  described  in  Item 1  above.    Land
developed and in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $115,359,000 as of December 31, 1994.

  Avatar's  utility  operations  include  water  and  wastewater  plants   and
equipment located in Florida and Arizona. Such properties have a net book value of $147,311,530 at December 31, 1994.

  Avatar's corporate headquarters are located at 255 Alhambra Circle, Coral Gables, Florida, in 26,595 square feet of leased office space. For additional information concerning properties leased by Avatar, see Item 8, "Notes to Consolidated Financial Statements."

Item 3.   Legal Proceedings

  Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of such matters will not have a material effect on Avatar's business or financial position.

  On October  1,    1993,    the  United  States,    on  behalf  of  the  U.S.
Environmental Protection Agency, filed a civil action against a utility subsidiary of Avatar in the U.S. District Court for the Middle District of Florida. (United States v. Florida Cities Water Company, Civil Action No. 93-281-C1). The complaint alleges that the subsidiary's wastewater treatment plant in North Fort Myers, Florida, committed various violations of the Clean Water Act, 33 U.S.C. S1251 et seq., including (1) discharge of pollutants without an operating permit from October 1, 1988 to October 31, 1989; (2) discharging from an unpermitted discharge location from November 1, 1989 until July 14, 1992; and
(3) discharging pollutants in excess of permit limitations at various times from July 1991 to June of 1992. The government is seeking the statutory maximum civil penalties of $25,000 per day, per violation based upon the allegations. Based upon the information currently available to it, Avatar believes that there are mitigating facts as well as legal defenses that could reduce or eliminate the imposition of monetary sanctions.

  On March 1, 1994, the Wisconsin Department of Natural Resources (the "Department") sent Avatar notice that the Department had recently issued a second Record of Decision ("ROD") in connection with the Edgerton Sand & Gravel Landfill site (the "Site"). The ROD calls for the City of Edgerton's public water supply system to be extended to the owners of private wells in the vicinity of the

Site. The ROD also states that other work related to soil and groundwater remedial action would be required at the Site. The Department demanded that all
potentially responsible  parties ("PRPs")   associated with  the Site organize
into a PRP group to undertake the implementation of the ROD. Avatar was previously identified as a PRP by the Department. Avatar responded in writing to the Department. No further action has since been taken by the Department against Avatar in connection with the ROD.

  On November 1, 1994, certain private parties filed a civil action against Avatar in Rock County Circuit Court, Wisconsin. (Alderman, et al v. Avatar Holdings Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and other named defendants disposed of various substances at the Site, thereby causing contamination of the groundwater source used by the plaintiffs. The plaintiffs are seeking compensatory damages, attorneys fees, costs and other disbursements. A number of factual and legal defenses are available to Avatar with respect to the Department's letter and the Alderman litigation, which if successful, would eliminate or substantially reduce Avatar's potential liability.


Item 4.   Submission of Matters to a Vote of Security-Holders

  None

Executive Officers of the Registrant

  Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1995.

  The following is a list of names and ages of all of the executive officers of Avatar, indicating all positions and offices with Avatar held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. All such persons have been elected to serve until the next annual election of officers (which is expected to occur on May 25, 1995) when they are reappointed or their successors are elected, or until their earlier resignation or removal.

Name                Age            Office and Business Experience

Leon Levy           69             Chairman of the Board since January
                                   1981;   General  Partner,   Odyssey
                                   Partners,     L.P.,      a  private
                                   partnership engaged  in investment,
                                   trading  and   related  activities;
                                   Chairman   of    the    Board    of
                                   Oppenheimer Funds;  former Chairman
                                   of  the   Board  (1974-1985)     of
                                   Oppenheimer    Management    Corp.;
                                   Director of:    Electra  Investment
                                   Trust PLC,  and S.G. Warburg & Co.,
                                   Ltd.  (Jersey Funds).

Edwin Jacobson      65             President   and   Chief   Executive
                                   Officer since  February 1994,   and
                                   Chairman of the Executive Committee
                                   since June  1992;    President  and
                                   Chief Executive Officer  of Chicago
                                   Milwaukee Corporation,  an open-end
                                   management   investment    company,
                                   since June  1985;    President  and
                                   Chief  Executive  Officer   of  CMC
                                   Heartland  Partners,  an  operating
                                   general  partnership  of  a  public
                                   limited partnership engaged  in the
                                   real   estate    business,    since
                                   September 1990;   and President and
                                   Chief Executive Officer  since June
                                   1985  of Milwaukee Land Company,  a
                                   non-diversified,         closed-end
                                   management   investment    company,
                                   publicly-traded since July 1993.

Dennis J. Getman    50             Executive  Vice   President   since
                                   March 1984.   Senior Vice President
                                   from September  1981 to  March 1984
                                   and General Counsel since September
                                   1981.

Charles L. McNairy  48             Executive  Vice   President   since
                                   September 1993  and   Treasurer and
                                   Chief   Financial   Officer   since
                                   September   1992.    Senior    Vice
                                   President from  September  1992  to
                                   September 1993.  Vice  President  -
                                   Finance  from   January   1985   to
                                   September 1992,   except from April
                                   1987 to September 1988.

Juanita I. Kerrigan 48             Vice President and  Secretary since
                                   September 1980.

G. Patrick Settles  46             Vice President since  November 1986
                                   and Assistant General Counsel since
                                   September 1983.

Jeffrey A. Sopshin  32             Assistant  Vice   President   since
                                   April  1993  and  Controller  since
                                   June 1994. Formerly  Audit Manager,
                                   Ernst &  Young  LLP  from  1986  to
                                   1993.

  The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted.

  No director or executive officer of Avatar has any family relationship with any other director or executive officer of Avatar.

                                       PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

  The Common Stock of Avatar Holdings Inc. is traded through the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol AVTR. The approximate number of record holders of Common Stock at February 28, 1995, was 5,500.

  High and low quotations, as reported, for the last two years were:


                                      Quotations

          Quarter Ended        1994                1993
                              ------              ------
                          High      Low       High      Low
                         ------    -----     ------    -----
          March 31       38 1/4    33 1/4    38 3/4   33 3/4

          June 30        36 1/2    34 3/4    38       33 1/2

          September 30   36 3/4    35 1/4    37       27 1/2

          December 31    38        33 1/2    35 1/4   30 1/2


  Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends. Avatar is subject to certain restrictions on the payment of dividends as set forth in Item 8, "Notes to Consolidated Financial Statements".

Item 6.   Selected Financial Data

                    FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

                      Dollars in thousands (except per-share data)

                                                Year ended December 31,
                                                -----------------------
                                     1994     1993     1992     1991     1990
                                    ------   ------   ------   ------   ------
Statement of Income Data

Revenues (1)                      $82,848  $126,048  $105,161 $104,083  $147,449
                                  ======== ======== ========  ========  ========
(Loss) income from continuing
operations before extraordinary item
and changes in methods of
accounting                       ($14,621)   $5,474   ($4,342) ($8,635)  $11,132
                                  ======== ======== ========  ========  ========
Extraordinary item                    -        -      ($2,402)     -         -
                                  ======== ======== ========  ========  ========
Cumulative effect of change in
method of accounting for
income taxes                          -       ($964)      -        -         -
                                  ======== ======== ========  ========  ========
Cumulative effect of change in
method of accounting for
investments (net of income
taxes of $238)                        -        $388       -        -         -
                                  ======== ======== ========  ========  ========
Per Share Data

(Loss) income from continuing
operations before extraordinary item
and changes in methods of
accounting                         ($1.61)    $0.56    ($0.59)   ($1.17)   $1.41
                                  ======== ======== ========  ========  ========

Extraordinary item                    -          -     ($0.32)     -         -
                                  ======== ======== ========  ========  ========
Cumulative effect of change in
method of accounting for
income taxes                          -      ($0.10)      -        -         -
                                  ======== ======== ========  ========  ========
Cumulative effect of change in
method of accounting for
investments                           -       $0.04       -        -         -
                                  ======== ======== ========  ========  ========

                                                       December 31,
                                                       ------------
Balance Sheet Data                   1994     1993     1992     1991     1990
                                    ------   ------   ------   ------   ------

Total assets                     $446,577 $457,747 $474,448  $572,890  $557,127
                                  ======== ======== ========  ========  ========
Notes, mortgage notes and
other debt                       $140,962 $135,557 $235,491  $239,414  $221,347

Less notes,  mortgage notes and
other debt classified as
property held for sale               -        -      41,075       -         -
                                  -------- -------- --------  --------  --------
                                 $140,962 $135,557 $194,416  $239,414  $221,347
                                  ======== ======== ========  ========  ========
Stockholders' equity             $168,751 $183,372 $144,639  $151,244  $159,879
                                  ======== ======== ========  ========  ========

(1) During 1993, the sale of the midwest water utilities was completed. See Item 7 under the caption Results of Operations.

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

                                                Comparison of
                                       Twelve months ended December 31
                                       -------------------------------
                                        1994 and 1993     1993 and 1992
                                        -------------     -------------
                                              Increase (Decrease)
                                              -------------------
                                            $ Change         $ Change
                                       -------------------------------
Revenues
--------
Real estate sales                               $3,866         $5,203
Deferred gross profit on homesite sales           (432)        (1,044)
Utility revenues                               (17,293)        (7,252)
Interest income                                 (2,860)        (2,411)
Gain on sale of subsidiaries                   (21,822)        21,822
Trading account profit, net                        342            -
Other                                           (5,001)         4,569
                                              ---------       --------
  Total revenues                               (43,200)        20,887

Expenses
--------
Real estate expenses                             3,082          2,594
Utility expenses                               (10,130)        (1,991)
General and administrative expenses              1,604            811
Interest expense                                (4,449)        (2,822)
Other                                             (450)          (283)
                                              ---------       --------
  Total expenses                               (10,343)        (1,691)
                                              ---------       --------
(Loss) income before income taxes,
  extraordinary item and cumulative effect
  of changes in methods of accounting          (32,857)         22,578

Income taxes                                   (12,762)         12,762
Extraordinary item                                 -             2,402
Changes in methods of accounting                   576            (576)
                                              ----------      ---------
  Net (loss) income                           ($19,519)        $11,642
                                              ==========      =========

  Operations for the years ended December 31, 1994, 1993 and 1992 resulted in a pre-tax (loss) gain before the changes in accounting methods and extraordinary item of ($14,621), $18,236 and ($4,342), respectively. The decline in pre-tax income during 1994 compared to 1993 is primarily attributable to a pre-tax gain of $21,822 in 1993 on the sale of the midwest water utilities, a reduction in the estimated development liability for sold land of $4,532 resulting from the purchase of Rio Rico Utilities in 1993, and an overall decline in revenues and profit contribution from utility operations in 1994 resulting from the sale of the midwest utilities. The improvement in pre-tax results of operations in 1993 compared to 1992 was primarily attributable to a pre-tax gain of $21,822 on the sale of the midwest water

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

RESULTS OF OPERATIONS -- continued

utilities and an adjustment of $4,532 to the estimated development liability for sold land as a result of the purchase of Rio Rico Utilities.

  The financial statements for the year ended December 31, 1994 include the following amounts recorded in the fourth quarter: a loss of $1,402 due to the decline in market value of investments, a loss of $1,500 due to the write down to net realizable value of a certain inventory tract adjacent to Avatar's Barefoot Bay community and a provision of $1,000 due to an increase in the accrual related to pending litigation.

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

  In accordance with the Company's business plan, the Company continued its shift from selling predominantly Avatar-owned homesites to providing a diversified mix of products and services, including introducing additional housing products, expanding vacation ownership operations, developing amenities and support facilities, expanding property management services and converting land holdings into income producing operations. Avatar's business plan also includes the goal of maintaining or slightly increasing its current homesite sales volume. The 1994 average selling prices of housing and homesites were consistent with 1993 levels.

  Gross real estate revenues increased 9.7% during 1994 when compared to 1993 and 15% during 1993 when compared to 1992. The increase in real estate revenues for 1994 when compared to 1993 is primarily a result of a bulk land sale and increased homesite and vacation ownership sales volume. Real estate expenses increased $3,082 or 6.5% in 1994 when compared to 1993 and $2,594 or 5.8% in 1993 when compared to 1992. The increase in real estate expenses for 1994 when compared to 1993 is primarily a result of a write-down of a parcel of land adjacent to Avatar's Barefoot Bay community and an overall increase in cost of products sold due to the increased volume in real estate sales. Margins have improved based on a reduction in related costs as a percentage of real estate sales and a more profitable sales mix of increased bulk, homesite and vacation ownership sales for 1994 when compared to 1993. The increase in real estate revenues and expenses for 1993 when compared to 1992 is primarily a result of increased housing and homesite sales.

  Utility revenues decreased $17,293 or 37.6% during 1994 when compared to 1993 and $7,252 or 13.6% during 1993 when compared to 1992. Utility expenses decreased $10,130 or 29.1% during 1994 when compared to 1993 and decreased $1,991 or 5.4% during 1993 when compared to 1992. Utility revenues and expenses decreased in 1994 and 1993 as a result of the sale of the midwest water utilities which closed on August 31, 1993. A comparison of the remaining utility operations held at December 31, 1994 to the prior period indicates that revenues increased $2,257 or 8.5% in 1994 when compared to 1993 and expenses increased
$4,169 or 20.5% in 1994 when  compared to 1993.   The increase in  expenses is
primarily a result of a full year of utility operations in Arizona, amounts accrued for pending litigation, and the amortization of rate case costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

  RESULTS OF OPERATIONS -- continued

  Interest income decreased $2,860 or 20.5% during 1994 when compared to 1993 and $2,411 or 14.7% during 1993 when compared to 1992. The declines in interest income are primarily attributable to lower average aggregate balances of the Company's contract and mortgage notes receivable portfolio. The average balance of Avatar's receivable portfolio was $109,265, $127,909 and $153,053 for
1994,  1993  and  1992,   respectively.  Additionally, during 1993 interest
income of $409 was earned on proceeds from the sale of the midwest water utilities. These earnings have now been classified as trading account profit, net.

  A pre-tax gain on sale of subsidiaries of $21,822 in 1993 was the result of the sale of the midwest water utilities, which generated net proceeds of approximately $59,400.

  Trading account profit, net for 1994 of $342 represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to investment advisors. These investments were acquired during the fourth quarter of 1993.

  Other revenues for 1993 includes a reduction of the estimated development liability for sold land of $4,532 as a result of the purchase of Rio Rico Utilities.

  General and administrative expenses increased $1,604 or 18.6% in 1994 when compared to 1993 and $811 or 10.4% in 1993 when compared to 1992. The increase for 1994 when compared to 1993 is primarily attributable to an increase in professional fees and the cost of a legal settlement. The increase in 1993 when compared to 1992 was primarily a result of incentive compensation recorded for executive officers and an increase in professional fees.

  Interest expense decreased $4,449 or 28.4% in 1994 when compared to 1993 and $2,822 or 15.3% in 1993 when compared to 1992. The decrease for 1994 when compared to 1993 is primarily attributable to the capitalization of interest associated with development and construction costs of approximately $1,625 and an overall decrease in the outstanding balance of notes, mortgage notes and other debt as a result of the sale of the midwest water utilities. The decrease for 1993 was attributable to an overall decrease in notes, mortgage notes and other debt outstanding during 1993.

LIQUIDITY AND CAPITAL RESOURCES

  Avatar's primary business activities, which include housing, vacation ownership, retail land sales, land development, resort operations and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows and external borrowings.

  In 1994, net cash provided by operating activities amounted to $7,711 and resulted primarily from operations including principal payments on contracts receivable of $20,043. Net cash used in investing activities of $15,530 in 1994 resulted from investments in property, plant and equipment. Net cash provided by financing activities of $5,406 resulted from net proceeds from revolving lines of credit and long-term borrowings of $26,584 less principal payments on revolving lines of credit and long-term borrowings of $21,178.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

LIQUIDITY AND CAPITAL RESOURCES -- continued

  In 1993, net cash used in operating activities was $40,075 which resulted primarily from purchases of investments-trading of $50,000 offset by principal payments on contracts receivable of $21,249. Net cash provided by investing activities of $64,823 resulted primarily from the proceeds of the sale of subsidiaries of $59,371 and proceeds from the sale of securities of $17,444 offset by investment in property, plant and equipment of $11,567. Net cash used in financing activities of $20,214 resulted primarily from the principal payment on revolving lines of credit and long-term borrowings of $48,538, the purchase of treasury stock of $27,000, less net proceeds from revolving lines of credit, long-term borrowings of $26,121 and proceeds of $30,340 from the issuance of common stock in conjunction with the redemption/conversion of Avatar's 5 1/4% convertible-purchase subordinated debentures due May 1, 2007.

  Avatar  renegotiated  certain  of  its   existing  bank  credit  lines   and
established a new credit line, thereby increasing its secured lines of credit from $45,534 at December 31 1993, to $59,819 at December 31, 1994. Avatar's unsecured credit lines were unchanged at $15,000 for December 31, 1994 and 1993. The unused portions of these credit lines were $15,100, and $8,275 for the secured and unsecured lines, respectively, at December 31, 1994. Included in these lines of credit is a line of credit secured by investments, which had an outstanding balance at December 31, 1994 of $31,900 and will mature May 31, 1996. Also included is a line of credit with a balance outstanding at December 31, 1994 of $11,684, collateralized by certain contracts receivable and due May 31, 1996. During the fourth quarter of 1994, Avatar negotiated a line of credit of $14,000 due May 31, 1996, collateralized by certain contracts receivable, which had no outstanding balance at December 31, 1994.

  Avatar has planned utility construction for 1995 totaling approximately $16,850. The Company also has planned land development expenditures of $10,900 during 1995, which will result in additional homesite inventory and preservation
of development permits.   Avatar anticipates that land  development and utility
construction expenditures for 1995 will be funded by operating cash flow and borrowings from external sources.

  As of December 31, 1994, Avatar had approximately $51,582 in investments which are all classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as Avatar's cash requirements necessitate the use or partial use of the portfolio proceeds. As of December 31, 1994, $44,999 of the investments served as collateral for a secured line of credit with an outstanding balance of $31,900. See Note C to the Consolidated Financial Statements.

  Avatar's Board of Directors has authorized expenditures for the purchase of Avatar's common stock and 8% and 9% senior debentures. As of December 31, 1994, the remaining authorization for such expenditures was $4,301.

  Management does not anticipate a significant change in interest rates for 1995 and, accordingly, does not expect Avatar's primary business activities to be adversely affected by interest rates. Avatar's homesite sales are not
dependent upon the customer obtaining third party financing.    A high interest
rate environment would be likely to adversely affect Avatar's real estate results of operations and liquidity because certain of Avatar's debt obligations are tied to prevailing interest rates. Increases in interest rates

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

LIQUIDITY AND CAPITAL RESOURCES -- continued

affecting the Company's utility operations generally are passed on to the consumer through the regulatory process.

EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

  Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect to the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 1995 will be insignificant.

IMPACT OF TAX INSTALLMENT METHOD

  In years 1988 through 1993, the Company elected the installment method for recording a substantial amount of its homesite sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

Item 8.   Financial Statements and Supplementary Data

     Report of Independent Certified Public Accountants..  19

     Consolidated Balance Sheets -- December 31, 1994 and
     1993................................................  20

     Consolidated Statements of Operations -- For the
     years ended December 31, 1994,  1993
     and 1992............................................  21

     Consolidated Statements of Stockholders' Equity --
     For the years ended December 31,  1994,  1993 and
     1992................................................  22

     Consolidated Statements of Cash Flows -- For the
     years ended December 31, 1994,  1993
     and 1992............................................  23

     Notes to Consolidated Financial Statements..........  25

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes, investments and postretirement benefits other than pensions.


                                                 /s/ ERNST & YOUNG LLP




Miami, Florida
February 24,  1995

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                              (Dollars in thousands)

                                                     December 31,   December 31,
                                                          1994           1993
                                                     ------------   ------------
Assets
 Cash                                                      $4,765         $7,178
 Restricted cash                                            1,272          1,442
 Investments - trading                                     51,582         51,184
 Contracts, mortgage notes and other
 receivables, net                                          71,424         82,996
 Land and other inventories                               121,149        117,557
 Property, plant and equipment, net                       177,385        178,940
 Other assets                                              15,835         15,460
 Regulatory assets                                          3,165          2,990
                                                       -----------    ----------
     Total Assets                                        $446,577       $457,747
                                                       ===========    ==========
Liabilities and Stockholders' Equity

 Liabilities

 Notes, mortgage notes and other debt:
   Real estate and corporate                             $102,768        $96,768
   Utilities                                               38,194         38,789
 Estimated development liability for sold land             19,165         19,331
 Accounts payable                                           5,610          4,501
 Accrued and other liabilities                             29,114         23,057
 Deferred customer betterment fees                         19,214         19,537
 Minority interest in consolidated subsidiaries             9,059          9,058
                                                       -----------     ---------
     Total Liabilities                                    223,124        211,041

 Commitments and contingent liabilities

 Contributions in aid of construction                      54,702         63,334

 Stockholders' Equity
 Common Stock, par value $1 per share
   Authorized:  15,500,000 shares
   Issued: 12,715,448 shares                               12,715         12,715
 Additional paid-in capital                               207,271        207,271
 Retained earnings                                         10,738         25,359
                                                       -----------    ----------
                                                          230,724        245,345
 Treasury stock, at cost, 3,620,346 shares                 61,973         61,973
                                                       -----------    ----------
   Total Stockholders' Equity                             168,751        183,372
                                                       -----------    ----------
   Total Liabilities and Stockholders' Equity            $446,577       $457,747
                                                       ===========    ==========

See notes to consolidated financial statements.

                            AVATAR HOLDINGS INC. AND SUBSIDIARIES
                            Consolidated Statements of Operations
                         (Dollars in thousands except per share data)

                                                 For the year ended December 31,
                                               ---------------------------------
                                                 1994         1993        1992
                                               --------     ---------   --------
Revenues
--------
Real estate sales                              $43,863       $39,997    $34,794
Deferred gross profit on homesite sales         (1,710)       (1,278)      (234)
Utility revenues                                28,664        45,957     53,209
Interest income                                 11,125        13,985     16,396
Gain on sale of subsidiaries                      -           21,822       -
Trading account profit, net                        342          -          -
Other                                              564         5,565        996
                                               --------      --------    -------
  Total revenues                                82,848       126,048     105,161

Expenses
Real estate expenses                            50,576        47,494     44,900
Utility expenses                                24,651        34,781     36,772
General and administrative expenses             10,224         8,620      7,809
Interest expense                                11,207        15,656     18,478
Other                                              811         1,261      1,544
                                               --------      --------    -------
  Total expenses                                97,469       107,812    109,503
                                               --------      --------    -------

(Loss) income before income taxes,
  extraordinary item and cumulative effect
  of changes in methods of accounting          (14,621)       18,236     (4,342)

Provision for income taxes                        -           12,762       -
                                               --------      --------   --------
(Loss) income before extraordinary item
  and cumulative effect of changes in
  in methods of accounting                     (14,621)        5,474     (4,342)

Extraordinary item:
  Loss on extinguishment of 8% debentures         -             -        (2,402)

Cumulative effect of change in method of
  accounting for income taxes                     -             (964)      -
Cumulative effect of change in method of
  accounting for investments (net of
  income taxes of $238)                           -              388       -
                                               --------      --------    -------
Net (loss) income                             ($14,621)       $4,898    ($6,744)
                                               ========      ========    =======
Per share amounts:
(Loss) income before extraordinary item and
  cumulative effect of changes in methods
  of accounting                                 ($1.61)        $0.56     ($0.59)
Extraordinary item                                -             -         (0.32)
Cumulative effect of change in method of
  accounting for income taxes                     -            (0.10)      -
Cumulative effect of change in method of
  accounting for investments                      -             0.04       -
                                               --------      --------    -------
Net (loss) income                               ($1.61)        $0.50     ($0.91)
                                               ========      ========    =======

See notes to consolidated financial statements.

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (Dollars in thousands)

                                               Additional
                                     Common      Paid-in     Retained   Treasury
                                      Stock      Capital     Earnings    Stock
                                    -------    ---------     --------   --------

Balance January 1, 1992              $10,021     $148,991    $27,205     $34,973
  Net (loss)                            -            -        (6,744)       -
  Conversion of 5-1/4% debentures          6          133       -           -
                                     -------     --------    --------    -------
Balance December 31,  1992            10,027      149,124     20,461      34,973
  Net income                            -            -         4,898        -
  Conversion of 5-1/4% debentures      2,688       58,147       -           -
  Purchase of treasury stock            -            -          -         27,000
                                     -------     --------    --------    -------
Balance at December 31,  1993         12,715      207,271     25,359      61,973
  Net (loss)                            -            -       (14,621)       -
                                     -------     --------    --------    -------
Balance at December 31, 1994         $12,715     $207,271    $10,738     $61,973
                                     =======     ========    ========    =======



There are 5,000,000 authorized shares of preferred stock, none of which are issued.

See notes to consolidated financial statements.

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                               (Dollars in Thousands)

                                               For the year ended December 31,
                                               -------------------------------
                                                   1994       1993       1992
                                                  ------     ------     -----
OPERATING ACTIVITIES
--------------------
Net (loss) income                              ($14,621)     $4,898   ($6,744)
Adjustments to reconcile net (loss) income
 to net cash provided by operating activities:
 Gain on sale of subsidiaries                      -        (21,822)     -
 Depreciation and amortization                    8,453       9,441    10,239
 Deferred gross profit                            1,710       1,278       234
 Deferred income taxes                             -         11,897      -
 Loss on extinguishment of 8% debentures for
  9% debentures                                    -           -        2,402
 Cost of sales not requiring cash                 3,010       1,962     2,246
 Cumulative effect of change in method of
  accounting for income taxes                      -            964      -
 Cumulative effect of change in method of
  accounting for investments (net of income
  taxes of $238)                                   -           (388)     -
 Changes in operating assets and liabilities:
  Restricted cash                                   170         189    (1,820)
  Investments - trading                            (398)    (50,000)     -
  Principal payments on contracts receivable     20,043      21,249    18,589
  Receivables                                    (9,655)     (9,934)     (600)
  Other receivables                                (526)      4,386       592
  Inventories                                    (6,768)    (13,033)   (4,764)
  Prepaid expenses and other assets                (375)     (4,636)   (3,977)
  Accounts payable and accrued and other
   liabilities                                    6,668       3,474      (626)
                                                --------    --------  --------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                        7,711     (40,075)   15,771

INVESTING ACTIVITIES
--------------------
Investment in property, plant, and equipment    (15,530)    (11,567)  (13,785)
Net proceeds from sale of subsidiaries             -         59,371      -
Investments in marketable securities               -           (425)   (5,614)
Proceeds from sale of securities                   -         17,444     9,302
                                                --------    --------  --------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                      (15,530)     64,823   (10,097)

FINANCING ACTIVITIES
--------------------
Net proceeds from revolving lines of credit
 and long-term borrowings                        26,584      26,121    70,592
Principal payments on revolving lines of
 credit and long-term borrowings                (21,178)    (48,538)  (76,023)
Purchase of 8% debentures                          -            (31)     (380)
Purchase of 9% debentures                          -         (1,106)     -
Net proceeds from issuance of common stock
 in conjunction with the redemption/conversion
 of 5 1/4% debentures                              -         30,340        69
Purchase of treasury stock                         -        (27,000)     -
Reduction in bond discount on the extinguishment
 of 8% debentures                                  -           -         (313)
Costs of exchanging 8% debentures for 9%
 debentures                                        -           -       (1,222)
                                                --------    --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                       $5,406    ($20,214)  ($7,277)
                                                --------    --------  --------

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows -- continued
                               (Dollars in Thousands)

                                                 For the year ended December 31,
                                                 -------------------------------
                                                    1994       1993       1992
                                                   ------     ------     ------
INCREASE (DECREASE) IN CASH                       ($2,413)    $4,534    ($1,603)

Cash at beginning of year                           7,178      2,644      4,247
                                                  --------   -------    --------
CASH AT END OF YEAR                                $4,765     $7,178     $2,644
                                                  ========   =======    =======


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

Transfers of assets and liabilities to property
held for sale (midwest water utilities):
                                                    1994       1993       1992
                                                   ------     ------     ------
Cash                                                -           -         ($211)
Other receivables                                   -           -        (3,457)
Inventory                                           -           -          (456)
Property,  plant and equipment,  net                -           -      (128,455)
Other assets                                        -           -        (4,756)
Mortgages and notes payable                         -           -         41,075
Intercompany debt                                   -           -          6,149
Accounts payable and other accrued liabilities      -           -          9,390
Deferred income taxes                               -           -          3,166
Contributions in aid of construction                -           -         35,153
Minority interest in consolidated subsidiaries      -           -          1,082
                                                  -------    -------   ---------
Total midwest water utilities                       -           -      ($41,320)
                                                  =======    =======   =========

Redemption/conversion of 5-1/4% debentures          -        $30,917       -
                                                  =======    =======   =========
Contributions in aid of construction              $1,344      $5,046     $7,145
                                                  =======    =======   =========
Retirement of 8% debentures,  net                   -           -       $21,976
                                                  =======    =======   =========
Issuance of 9% debentures,  net                     -           -       $22,843
                                                  =======    =======   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                 For the year ended December 31,
                                                 -------------------------------
Cash paid during the period for:                     1994       1993       1992
                                                    ------     ------     ------
Interest                                           $10,921    $15,327   $18,253
                                                   =======    =======   =======
Income taxes                                          $255     $2,038    $1,752
                                                   =======    =======   =======


See notes to consolidated financial statements.

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31,  1994
                     (Dollars in thousands except per-share data)


        NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation:

             The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries ("Avatar"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        General:

             Avatar is principally engaged in the business of developing and selling improved and unimproved real estate, single and multifamily residential housing, vacation ownership intervals and providing water and wastewater utility services.

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

        Revenues:

             The Company uses the installment method of profit recognition for sales of homesites and vacation ownership intervals. Under the installment method, the gross profit on recorded sales is deferred and recognized in income of future periods as principal payments on related contracts are received. Under the installment method, deferred profit is included in the balance sheet, as a reduction of contracts receivable, until recognized.

             Sales of housing units are recognized in full upon the transfer of title to a purchaser. Revenues from commercial land and bulk land sales are recognized in full at closing, provided the purchaser's initial investment is adequate, all financing is considered collectible and Avatar is not obligated to perform significant future activities.

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

        Income Taxes:

             Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Prior to the adoption of Statement No. 109, income tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rates in effect in the year the difference originated (deferred method).

             As permitted by Statement No. 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of adopting Statement No. 109 resulted in a charge to net income during the first quarter of 1993 of $964 or $.13 per share. The cumulative effect of adopting Statement No. 109 for Avatar's utility subsidiaries was not credited or charged to net income, but was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises. The regulatory liabilities and regulatory assets will generally be amortized to income or expense over the useful life of the utility system and reflect probable future revenue reductions or increases from ratepayers. The effect of the change on income from continuing operations for the year ended December 31, 1993 was not material.

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

        Investments -- trading:

             In 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" , which among other things requires that companies classify certain debt and equity securities as "held to maturity", "available for sale" or "trading". The Company classifies all of
        its investment  portfolio as  trading.   This  category is  defined  as
        including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair value, which was $51,582 at December 31, 1994, and $51,184 at December 31, 1993.
        Subsequent to the adoption of Statement No. 115, gains and losses, both realized and unrealized are included in net trading account profit. The cumulative effect for the year ended December 31, 1993 of adopting Statement No. 115 was an increase in net income of $388 (net of deferred income taxes of $238) or $.04 per share.

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

        Net Income/Loss Per Common Share:

             For 1994, net loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

             For 1993 and 1992, net income per common share is computed on the basis of the weighted average number of shares outstanding plus common stock equivalents, if any, that would result from the dilutive effect of the assumed conversion (and associated purchase) of the 5 1/4% convertible-purchase subordinated debentures. In 1993, the Company redeemed and converted all of the 5 1/4% convertible-purchase subordinated debentures into 2,688,276 shares of common stock.

        Reclassifications:

             Certain  1993  and  1992  financial  statement  items  have   been
        reclassified to conform with 1994 presentations.

        NOTE B - REAL ESTATE SALES

             The components of real estate sales are as follows:

                                      For the year ended December 31,
                                      -------------------------------
                                         1994       1993       1992
                                        ------     ------     ------
 Gross homesite sales                  $12,271    $10,913     $8,913
 Housing sales                           7,400      7,268      6,077
 Vacation ownership sales                1,338        530      1,148
 Resort revenues                        13,222     13,540     12,349
 Commercial/Industrial land sales        4,001      2,149      1,075
 Rental,  leasing,  cable and other
   real estate operations                5,631      5,597      5,232
                                       -------    -------    -------
        Total real estate sales        $43,863    $39,997    $34,794
                                       =======    =======    =======

        NOTE C - INVESTMENTS -- TRADING

             The Company classifies all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account profit. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by investment brokerage companies.

             Avatar's investment portfolio at December 31, 1994 and 1993 included corporate bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities. At December 31, 1993, the portfolio also included an unsecured claim on a company in bankruptcy which was sold during 1994. The non-rated bonds are thinly traded and may require 60 to 90 days to liquidate. The portfolio also includes obligations for securities which have been sold that the Company does not own and will, therefore, be obligated to purchase at a future date. Such obligation has been recorded at the fair market value of the securities. There is an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the fair market value price.

             The following table sets forth the fair values of investments (including securities sold short which are valued at the cost to purchase):


                                                      December 31,
                                                      ------------
                                                   1994          1993
                                                  ------        ------
          Corporate bonds                         $21,352      $20,045
          Non-rated bonds                          13,069       13,695
          Equity securities                         8,472        7,020
          U.S. Government and Agency securities     1,930        3,994
          Unsecured claim                           -            5,689
          Money market accounts                    11,065        1,661
          Less:
            Securities sold short                  (1,856)        (920)
            Forward foreign exchange contracts     (2,450)         -
                                                  -------      -------
             Total market value                   $51,582      $51,184
                                                  =======      =======
             Aggregate cost                       $52,717      $50,000
                                                  =======      =======

             The portfolio also includes certain forward foreign exchange contracts used by portfolio managers to hedge the foreign currency risk associated with certain bonds denominated in foreign currency. As of December 31, 1994, the fair value (carrying amount) of these forward foreign exchange contracts was $2,450. The average fair value during 1994 of forward foreign exchange contracts was $3,025.

        NOTE D - CONTRACTS, MORTGAGE NOTES AND OTHER RECEIVABLES

             Contracts, mortgage notes and other receivables are summarized as follows:

                                                      December 31,
                                                      ------------
                                                    1994        1993
                                                   ------      ------
        Contracts and mortgage notes receivable   $101,280    $117,249
        Notes and other receivables                  5,948       5,639
                                                  --------    --------
                                                   107,228     122,888
                                                  --------    --------
        Less:
           Allowance for doubtful accounts           1,387       2,631
           Market valuation reserve                  1,184       2,082
           Deferred gross profit                    30,221      31,969
           Other                                     3,012       3,210
                                                  --------    --------
                                                    35,804      39,892
                                                  --------    --------
                                                   $71,424     $82,996
                                                  ========    ========

             Contracts and mortgage notes receivable are generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 1994, resulted from sales made to customers in the northeast. Contracts receivable are collectible primarily over a ten year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). The Company generally requires that customers pledge their homesites as collateral for contracts and mortgages receivable and such collateral can be repossessed by the Company in the event of a default. A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 1994 and 1993 were $11,207 or 11.1% and $13,442 or 11.5%, respectively. Estimated maturities for the five years subsequent to 1994 are: 1995 - $16,656; 1996 - $19,145; 1997
        - $18,574; 1998 - $15,634 and 1999 - $10,788.

        NOTE E - LAND AND OTHER INVENTORIES

             Inventories consist of the following:

                                                                 December 31,
                                                                 ------------
                                                             1994          1993
                                                            ------        ------
      Land developed and in process of development         $80,629       $76,145
      Land held for future development or sale              34,730        37,478
      Dwelling units completed or under construction         4,232         2,407
      Other                                                  1,558         1,527
                                                          --------      --------
                                                          $121,149      $117,557
                                                          ========      ========

        NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

             The estimated development liability for sold land consists of required land and utility improvements in all areas designated for homesite sales and is summarized as follows:

                                                              December 31,
                                                              ------------
                                                            1994        1993
                                                           ------      ------
          Gross unexpended costs  (net of recoveries
              of $12,002 in 1994 and $12,688 in 1993)      $25,554     $29,933

          Less costs relating to unsold homesites            6,389      10,602
                                                           -------     -------
          Estimated development liability for sold land    $19,165     $19,331
                                                           =======     =======

             These estimates are based on engineering studies of quantities of work to be performed based on current estimated costs. These estimates are reevaluated annually and adjusted accordingly.

             A major portion of the estimated development liability for sold land relates to utility extensions for homesites at Avatar's Arizona community (Rio Rico) which were sold prior to 1980. At Rio Rico, Avatar entered into various service and construction agreements with
        Citizens  Utilities  Company "Citizens" ,  a  non-related   company,
        generally providing for Avatar to construct certain utility facilities and deed them to Citizens. Avatar's expenditures, related to the construction of some of these facilities, are expected to be reimbursed from Citizens' present and future customers. Some of these reimbursable amounts are determined by specific formulas. The recovery of these expenditures is dependent upon the community attaining an occupancy and/or usage level sufficient to allow reimbursement prior to the expiration of the agreements. During 1993, Avatar purchased Citizens' water and wastewater treatment division, therefore making the portions of the existing agreements relating to water and wastewater extensions irrelevant, and leaving only the electrical portion.

             Avatar may be obligated to expend approximately $8,620 (current costs) to complete water and wastewater utility facilities at its Poinciana subdivision. These potential future obligations are based on internal engineering studies and are not included in the estimated development liability discussed above. As such, past and future expenditures are expected to be recovered from customers' fees and future revenues.

             Expenditures, net of recoveries, for homesite improvement costs totaling $25,554 are estimated to be $10,732 in 1995, $5,366 in 1996, and $9,456 thereafter. Because the timing of the expenditures after 1996 is dependent upon certain future occurrences beyond Avatar's control, projection by year after 1996 is not presently practicable.

        NOTE G - PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment and accumulated depreciation consist of the following:

                                                       December 31,
                                                       ------------
                                                    1994          1993
                                                   ------        ------
          Utility land,  plant and equipment       $201,934      $193,745
          Land and improvements                      12,757        12,126
          Buildings and improvements                 24,197        20,296
          Machinery,  equipment and fixtures         14,392        13,661
          Other                                         366           396
                                                   --------      --------
                                                    253,646       240,224
          Less accumulated depreciation              76,261        61,284
                                                   --------      --------
                                                   $177,385      $178,940
                                                   ========      ========

             Depreciation charged to operations during 1994, 1993 and 1992 was $5,655, $6,524 and $7,607, respectively, net of amortization of contributions in aid of construction of $2,798, $2,917 and $2,632 during 1994, 1993 and 1992, respectively.

        NOTE H - NOTES,  MORTGAGE NOTES AND OTHER DEBT

             Notes,  mortgage notes and other debt are summarized as follows:

                                                                  December 31,
                                                                  ------------
                                                                 1994     1993
                                                                ------   ------
     Real estate and corporate

       Bank credit lines                                       $44,719  $28,534

       8% senior debentures,  due 2000,  net of
          unamortized discount of $1,241 and $1,384,
          respectively                                           6,386    6,243

       9% senior debentures,  due 2000,  net of
          unamortized discount of $3,139 and $3,502,
          respectively                                          22,592   22,229


       Mortgage note obligations,  interest rates  from
          8.875% to 10%,  due from 1995 - 2002                   5,808    7,323

       Short term development and construction loans,
          interest rates from 8.75% to 9%                        3,014     -

       Avatar Homesite Mortgage Trust 1992 - 1,  7% Notes       20,249   32,439
                                                              --------  -------
                                                              $102,768  $96,768
                                                              ========  =======
     Utilities

       Bank credit lines                                        $6,725   $4,675

       Utility first mortgage bonds due serially from
          1996 - 2007, interest rates from 7 3/4% to 11 1/2%    24,921   26,433

       Utility promissory notes,  due 1995 - 2002                6,548    7,681
                                                              --------  -------
                                                               $38,194  $38,789
                                                              ========  =======

             At December 31, 1994, Avatar had unsecured bank credit lines of $15,000 and secured bank credit lines of $59,819. The unused portions of the unsecured and secured lines were $8,275 and $15,100, respectively. Interest rates for borrowings under these lines range from 7.46% to 8.5% on the unsecured bank credit lines and from 7.6% to 12.25% on the secured bank credit lines at December 31, 1994. Certain credit lines also provide for fixed rate borrowing pursuant to Eurodollar interest rates. Under the terms of these agreements, Avatar is restricted from paying dividends and is required to maintain a minimum net worth as defined. The secured lines are collateralized by certain contracts and mortgage notes receivable of $16,914 and investments of $44,999 at December 31, 1994.

             In 1992, Avatar issued $51,160 of 7% Mortgage Trust Notes, rated "A" by Standard & Poor's Corporation, pursuant to the securitization of a portion of its homesite receivables. The notes mature on December 15, 2002; however, the Company expects the notes to be repaid during the third quarter of 1996 through the collection of principal payments, including principal prepayments and late collections and all interest payments, net of servicing fee and other adjustments on the mortgage loans. Additionally, all liquidation proceeds with respect to the mortgage loans, proceeds from the sale of property acquired through foreclosure or deed-in-lieu of foreclosure proceedings and proceeds from the purchase of mortgage loans by the issuer are required to be applied to these notes. The balance of these notes at December 31, 1994 was $20,249.

             Maturities of notes, mortgage notes and other debt at December 31, 1994, are as follows:

                        Real estate      Utilities       Total
                        -----------      ---------       -----
           1995              $3,959        $11,156     $15,115
           1996              46,383          4,415      50,798
           1997               1,980          3,780       5,760
           1998               2,099          3,075       5,174
           1999               2,812          3,075       5,887
           thereafter        45,535         12,693      58,228
                           --------       --------    --------
                           $102,768        $38,194    $140,962
                           ========       ========    ========


             Maturities for 1995 include approximately $803 related to the Company's bank credit lines. There is no assurance that Avatar will be able to obtain satisfactory extensions or refinancing of these or other credit lines.

             Interest capitalized during 1994, 1993 and 1992 amounted to $1,625, $381 and $772, respectively.

             Property, plant and equipment and inventory pledged as collateral for notes, mortgage notes and other indebtedness had a net book value of approximately $146,000 at December 31, 1994.

        NOTE I - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

             As of December 31, 1994 and 1993, preferred stock outstanding is as follows:

                                                December 31,
                                                ------------

                                               1994        1993
                                              ------      ------
        9% cumulative preferred stock         $9,000      $9,000
        Other                                     59          58
                                              ------      ------
                                              $9,059      $9,058
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

             Charges to operations recorded as "Other Expenses" relating to preferred stock dividends of subsidiaries amounted to $811 in 1994, $1,261 in 1993 and $1,544 in 1992.


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

             The following table sets forth the defined benefit plan's funded status as of December 31, 1994, 1993 and 1992 and the retirement expense recognized in the consolidated statements of income for the years then ended.

                                                       1994      1993      1992
                                                      ------    ------    ------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation,  including
   vested benefits of $2,382, $3,316 and $4,969
   respectively                                       $2,526    $3,382   $5,060
                                                      ======    ======   ======
Projected benefit obligation for services
  rendered to date                                   ($3,159)  ($4,201) ($7,520)
Plan assets at fair value                              3,036     4,800    7,132
                                                      ------    ------   ------
Projected benefit obligation (in excess
  of) less than plan assets                             (123)      599     (388)
Unrecognized net gain                                   (413)     (788)    (733)
Prior service cost not yet recognized in net periodic
  pension cost                                           456       192      571
Unrecognized net assets at January 1, 1986,
  net of amortization                                    (87)     (102)     (73)
                                                       ------    ------   ------
Accrued pension cost included in accrued and other
  liabilities                                          ($167)     ($99)   ($623)
                                                       ======    ======   ======

Net retirement cost included the following components:
  Defined Benefit Plan:
   Service cost -- benefits earned during the period    $209      $220     $434
   Interest cost on projected benefit obligation         229       190      537
   Actual return on plan assets                         (362)     (241)    (489)
   Net amortization and deferral                         169        51       (1)
                                                       ------    ------   ------
   Net pension cost                                      245       220      481
  Defined contribution plan                              102        89       90
                                                       ------    ------   ------
     Total retirement expense                           $347      $309     $571
                                                       ======    ======   =====

             The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 7 1/2% in 1994 and 8% in 1993 and 1992, rate of increase in future compensation levels of 5% in 1994 and 6% in 1993 and 1992 and expected long-term rate of return on plan assets of 8% in 1994, 1993 and 1992.

             At December 31, 1994 and 1993, the plan assets are invested in a group annuity contract with a major insurance company. Plan assets are invested in the general asset fund of the insurance company, which is composed primarily of fixed income securities, equity securities, public bonds and cash equivalents in the insurance company's separate accounts.

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

             The following table sets forth the plan's status as of December 31, 1994 and 1993:

Accumulated postretirement benefit obligation:                   1994      1993
                                                                ------    ------
     Retirees                                                   ($767)   ($594)
     Fully eligible active plan participants                     (865)    (778)
     Other active plan participants                            (2,250)  (2,264)
                                                               -------  -------
                                                               (3,882)  (3,636)
Plan assets at fair value                                           0        0
                                                               -------  -------
Accumulated postretirement benefit obligation in excess of
     plan assets                                               (3,882)  (3,636)
Unrecognized net gain from past experience different from that
     assumed and from changes in assumptions                     (195)     (24)
Unrecognized transition obligation                              2,793    2,948
                                                               -------  -------
Accrued postretirement benefit cost                           ($1,284)   ($712)
                                                               =======  =======
Net periodic postretirement benefit cost
included the following components:

     Service cost                                                $314     $342
     Interest cost on accumulated postretirement
       benefit obligation                                         271      246
     Amortization of transition obligation over 20 years          155      155
     Other                                                        (20)     -
                                                               -------  -------
     Net periodic postretirement benefit cost                    $720     $743
                                                               =======  =======

             For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 1994 and 1993 was 12% and 13%, respectively; the rate of increase was assumed to decrease gradually to 6% by the year 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $752 and the aggregate of the service and interest cost components of net periodic postretirement benefit for the year then ended by $133.

             The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 8%.

        NOTE L - LEASE COMMITMENTS

             Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 1999. Rental expenses for the years 1994, 1993 and 1992 were $1,235, $1,186 and $1,513, respectively. Minimum rental commitments under noncancelable operating leases as of December 31, 1994 were as follows:
        1995 - $1,073; 1996  - $1,024; 1997-$760; 1998  - $579; 1999 -$556  and
        thereafter - $84.

        NOTE M - ACCRUED AND OTHER LIABILITIES

             Accrued and other liabilities are summarized as follows:

                                             December 31,
                                             ------------
                                           1994        1993
                                          ------      ------
    Customer deposits and advances        $3,090      $2,380
    Property taxes                         5,787       1,427
    Interest                               1,759       1,576
    Other                                 18,478      17,674
                                         -------     -------
                                         $29,114     $23,057
                                         =======     =======

             As of December 31, 1994, the Company had incentive compensation agreements with certain individuals providing for a cash payment (to the extent vested), within ten days following the respective fifth anniversary date of the respective agreement (or the termination date, if earlier), in an amount equal to the excess of a formula amount based upon the closing prices of Avatar common stock during a specified period prior to the respective fifth anniversary date (or termination date, if earlier) over the closing price of Avatar common stock on the date of the respective agreement. Each individual will vest in the rights to this incentive compensation with respect to one-fifth thereof as of the first through fifth anniversaries, subject to certain terms and conditions of the contracts. For the years ended December 31, 1994 and 1993, the Company recorded incentive compensation of $763 and $469, respectively, associated with these agreements. The liability for incentive compensation included in other liabilities at December 31, 1994 and 1993 is $996 and $754, respectively.

        NOTE N - INCOME TAXES

             Under the installment method of tax reporting for homesite sales, Avatar anticipates that its 1994 consolidated federal income tax return will reflect a net operating loss carryforward of approximately $27,000, which expires in years 2003 through 2009. The net operating loss carryforward was generated primarily as a result of electing the installment method of reporting homesite sales for tax purposes. In addition, investment tax credits and alternative minimum tax credit carryforwards of approximately $5,000 are available, a portion of which expires in years 1995 to 2001. These carryforwards have not been examined by the Internal Revenue Service.

             The Company has recorded a valuation allowance of $38,000 with respect to the deferred income tax assets which remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $9,000 which, if utilized, will be credited to additional paid-in capital.

             Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                                                 1994      1993
                                                                ------    ------
Deferred income tax assets
    Net operating loss carryover                              $10,000    $7,000
    Tax over book basis of land inventory                      22,000    20,000
    Unrecoverable land development costs                        5,000     5,000
    Tax over book basis of depreciable assets                   6,000     6,000
    Alternative minimum tax and investment tax credit
      carryforward                                              5,000     5,000
    Other                                                       3,000     2,000
                                                              --------   -------
Total deferred income taxes                                    51,000    45,000

    Valuation allowance for deferred income tax assets        (38,000)  (33,000)
                                                              --------   -------
Deferred income tax assets after valuation allowance           13,000    12,000

Deferred income tax liabilities
    Book over tax income recognized on land sales              (4,000)   (3,000)
    Deferred carrying charges on utility plant                 (3,000)   (3,000)
    Other                                                      (6,000)   (6,000)
                                                              --------   -------
Total deferred income tax liabilities                         (13,000)  (12,000)
                                                              --------   -------
Net deferred income taxes                                          $0        $0
                                                              ========   =======

             The provision for income taxes consists of the following:

                                        1994      1993     1992
                                       ------    ------   ------
        Federal:
          Current                     $  -         $321   $  -
          Deferred                       -       10,884      -

        State:
          Current                        -          544      -
          Deferred                       -        1,013      -
                                      -------   -------   -------
        Total                         $  -      $12,762   $  -
                                      =======   =======   =======

             A reconciliation of income tax expense (credit) to the expected income tax expense (credit) at the federal statutory rate of 34% (35% for 1993) for the twelve months ended December 31 is as follows:

                                                       Liability        Deferred
                                                         Method          Method
                                                 ------------------    ---------
                                                   1994      1993         1992
                                                  ------    ------       ------
Income tax (credit) expense computed
   at statutory rate                            ($4,971)    $6,382      ($2,293)
Income tax effect of non-deductible dividends
   on preferred stock of subsidiary                 275        441          525
Depreciation on assets contributed to
   utility companies                                -          -           (665)
State income tax (credit), net of federal effect   (535)     1,012          -
Loss not available for carryback                    -          -          2,433
Difference between book and tax basis
   of midwest water utilities                       -        2,051          -
Other                                               231        206          -
Change in valuation allowance on deferred tax
   assets                                         5,000      2,670          -
                                                --------    -------     --------
Provision for income taxes                      $   -      $12,762      $   -
                                                ========    =======     ========

             In years 1988 through 1993, the Company elected the installment method for recording a substantial amount of its homesite sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of such election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

        NOTE O - SALE OF SUBSIDIARIES

             The Company closed on the sale of its midwest water utilities, located in Indiana, Missouri, Ohio and Michigan, on August 31, 1993, with an aggregate selling price of $62,000, resulting in a pre-tax gain of $21,822.

        NOTE P - REDEMPTION/CONVERSION OF 5 1/4% CONVERTIBLE-PURCHASE SUBORDINATED DEBENTURES

             During 1993, the Company redeemed all its outstanding 5 1/4% convertible-purchase subordinated debentures due May 1, 2007 (the
        "5 1/4% debentures") at a redemption price of 100% of the principal amount plus accrued and unpaid interest through the redemption date. Holders were entitled to convert their 5 1/4% debentures into shares of the Company's common stock at a conversion price of $23.00 per share provided they paid in cash an amount equal to the principal amount of
        the 5  1/4%  debentures  being converted,    for  which  they  received
        additional shares  of  common  stock equal  to  the  number  issued  on
        conversion.  The net result of this transaction,  after expenses,   was
        an increase in cash of $30,340, a decrease in debt of $30,973 and an increase in stockholders' equity of $60,835.

        NOTE Q - TREASURY STOCK PURCHASE

             On September 30, 1993, the Company purchased 1,000,000 shares of the Company's common stock from the estate of Peter J. Sharp at a purchase price of $27.00 per share. These shares are being held in the Company's treasury for future corporate purposes.

        NOTE R - CONTINGENCIES

             Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

             On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against a utility subsidiary of Avatar in the U.S. District Court for the Middle District of Florida. (United States v. Florida Cities Water Company, Civil Action No. 93-281-C1). The complaint alleges that the subsidiary's wastewater treatment plant in North Fort Myers, Florida, committed various violations of the Clean Water Act, 33 U.S.C. S1251 et seq., including: (1) discharge of pollutants without an operating permit from October 1, 1988 to October 31, 1989; (2) discharging from an unpermitted discharge location from November 1, 1989 until July 14, 1992; and (3) discharging pollutants in excess of permit limitations at various times from July 1991 to June 1992. The government is seeking the statutory maximum civil penalties of $25 per day, per violation based upon the allegations. Based upon the information currently available to it, Avatar believes that there are mitigating facts as well as legal defenses that could reduce or eliminate the imposition of monetary sanctions.

             On March 1, 1994, the Wisconsin Department of Natural Resources (the "Department") sent Avatar notice that the Department had recently issued a second Record of Decision ("ROD") in connection with the Edgerton Sand & Gravel Landfill site ("the Site"). The ROD calls for the City of Edgerton's public water supply system to be extended to the owners of private wells in the vicinity of the Site. The ROD also states that other work related to soil and groundwater remedial action would be required at the Site. The Department demanded that all potentially responsible parties ("PRPs") associated with the Site organize into a PRP group to undertake the implementation of the ROD. Avatar was previously identified as a PRP by the Department. Avatar responded in writing to the Department. No further action has since been taken by the Department against Avatar in connection with the ROD.

             On November 1, 1994, certain private parties filed a civil action against Avatar in Rock County Circuit Court, Wisconsin. (Alderman, et al v. Avatar Holdings Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and other named defendants disposed of various substances at the Site, thereby causing contamination of the groundwater source used by the plaintiffs. The plaintiffs are seeking compensatory damages, attorneys fees, costs and other disbursements. A number of factual and legal defenses are available to Avatar with respect to the Department's letter and the Alderman litigation, which if successful, would eliminate or substantially reduce Avatar's potential liability.

        NOTE S - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

                                                For the year ended December 31,
                                                -------------------------------
                                                   1994       1993       1992
                                                  ------     ------     ------
Revenues:
 Real estate
   Unaffiliated customers                         $54,184    $58,206    $51,561
   Intersegment                                       100        343        324
                                                 ---------  ---------  ---------
                                                   54,284     58,549     51,885
 Utility
   Unaffiliated customers                          28,664     67,842     53,600
   Intersegment                                      -          -          -
                                                 ---------  ---------  ---------
                                                   28,664     67,842     53,600
    Elimination of intersegment revenues             (100)      (343)      (324)
                                                 ---------  ---------  ---------
    Total Revenues                                $82,848   $126,048   $105,161
                                                 =========  =========  =========
Operating profit:
 Real estate                                      ($6,516)    $2,435      ($824)
 Utility                                            3,102     31,457     14,960
                                                 ---------  ---------  ---------
     Total operating profit                        (3,414)    33,892     14,136
 Interest expense                                 (11,207)   (15,656)   (18,478)
                                                 ---------  ---------  ---------
     (Loss) income before income taxes,
      extraordinary item and cumulative effect
      of changes in methods of accounting        ($14,621)   $18,236    ($4,342)
                                                 =========  =========  =========
Depreciation and amortization:
 Real estate                                       $1,957     $2,030     $2,747
 Utility                                            3,698      4,494      4,860
                                                 ---------  ---------  ---------
     Total                                         $5,655     $6,524     $7,607
                                                 =========  =========  =========
Capital expenditures:
 Real estate                                       $5,599     $1,857     $2,834
 Utility                                           10,745     15,226     18,788
                                                 ---------  ---------  ---------
                                                  $16,344    $17,083    $21,622
                                                 =========  =========  =========

                                                             December 31,
                                                             ------------
                                                   1994       1993       1992
                                                  ------     ------     ------
Identifiable assets:
 Real estate                                     $221,384   $224,261   $232,016
 Utility                                          173,357    181,884    233,486
                                                 ---------  ---------  ---------
    Total Identifiable Assets                     394,741    406,145    465,502

 General corporate assets                          51,836     51,602      8,946
                                                 ---------  ---------  ---------
     Total Assets                                $446,577   $457,747   $474,448
                                                 =========  =========  =========

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


        NOTE T- FAIR VALUE OF FINANCIAL INSTRUMENTS

             The carrying amounts and fair values of the Company's financial instruments, all of which are held for purposes other than trading except for investments, are as follows at December 31:

                                                  1994              1993
                                         -------------------   ----------------
                                         Carrying      Fair    Carrying    Fair
                                          Amount       Value    Amount     Value
                                         --------   --------  ---------   ------
Cash and restricted cash                  $6,037     $6,037      $8,620   $8,620
Investments - trading                     51,582     51,582      51,184   51,184
Contracts, mortgage notes and other
 receivables                              71,424     73,185      82,996   85,048
Notes, mortgage notes and other debt:
 Short term bank credit lines             51,444     51,444      33,209   33,209
 Short term development and construction
  loans                                    3,014      3,014        -        -
 Mortgage obligations, first mortgage bonds,
   and promissory notes                   37,277     37,263      41,437   45,079
 Senior debentures                        28,978     30,976      28,472   31,643
 Mortgage trust notes                     20,249     18,820      32,439   32,439

             The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

          Cash and  restricted cash:    The carrying  amount  reported in  the
          balance sheet for cash approximates its fair value.

          Investments - trading: The carrying amount in the balance sheet for investments is at fair market value. (See Notes A and C)

          Contracts,  mortgage  notes and other  receivables:  The  fair value
          amount of  the  Company's  contracts,    mortgage  notes  and  other
          receivables are estimated based on a discounted cash flow analysis.

          Notes, mortgage notes and other debt: The carrying amounts of the Company's borrowings under its short term bank credit lines and short term development and construction loans approximate their fair value. The fair values of the Company's mortgage obligations, mortgage bonds and promissory notes are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

          Senior  and  subordinated  debentures:    The  fair  values  of  the
          Company's senior and subordinated debentures are estimated based on quoted market prices.

          Mortgage trust  notes:    The fair  value  amount  of the  Company's
          mortgage trust notes are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate.

        NOTE U - QUARTERLY FINANCIAL DATA (UNAUDITED)

             Summarized quarterly financial data for 1994 and 1993 is as follows:

                                                        1994 Quarter
                                            ------------------------------------
                                             First    Second     Third   Fourth
                                            --------  -------   -------  -------
Net revenues                                $21,447  $21,708   $19,316  $20,377
Expenses                                     23,039   23,698    21,811   28,921
                                            -------  -------   -------  -------
(Loss) before income taxes                   (1,592)  (1,990)   (2,495)  (8,544)
Provision for income taxes                     (255)     -         255     -
                                            -------  -------   -------  -------
Net (loss)                                  ($1,847) ($1,990)  ($2,240) ($8,544)
                                            =======  =======   =======  =======
 Per share amounts:
   Net (loss)                                ($0.20)  ($0.22)   ($0.25)  ($0.94)
                                            =======  =======   =======  =======


                                                        1993 Quarter
                                            -----------------------------------
                                             First    Second     Third   Fourth
                                            -------  -------    ------  -------
Net revenues                                $27,993  $27,153   $46,335  $24,567
Expenses                                     27,673   27,330    25,872   26,937
Income (loss) before income taxes and       -------  -------   -------  -------
 changes in methods of accounting               320     (177)   20,463   (2,370)
Provision for income taxes                     (396)    (278)  (10,118)  (1,970)
Changes in methods of accounting               (964)     -         -        388
                                            -------  -------   -------  -------
Net (loss) income                           ($1,040)   ($455)  $10,345  ($3,952)
                                            =======  =======   =======  =======
 Per share amounts:
    (Loss) income before cumulative effect
      of changes in methods of accounting    ($0.01)  ($0.06)    $1.03   ($0.48)
    Cumulative effect of change in method
      of accounting for income taxes          (0.13)     -         -         -
    Cumulative effect of change in method
      of accounting for investments            -         -         -       0.04
                                            -------  -------   -------  -------
   Net (loss) income                         ($0.14)  ($0.06)    $1.03   ($0.44)
                                            =======  =======   =======  =======

        The financial statements for the year ended December 31, 1994 include the following amounts recorded in the fourth quarter:
             (a) a loss of $1,402 (or $.15 per share) due to the decline in market value of investments
             (b) a loss of $1,500 (or $.16 per share) due to the write down of a certain inventory tract to net realizable value
             (c) an expense of $1,000 (or $.11 per share) due to an increase in the accrual related to pending litigation

        Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

             Not applicable.
                                       PART III

        Item 10.  Directors and Executive Officers of the Registrant

             A.   Identification of Directors

                  The information called for by this item is incorporated by reference from Avatar's 1995 definitive proxy statement (under the caption "Election of Directors"), to be filed with the Securities and Exchange Commission on or before April 30, 1995.

             B.   Identification of Executive Officers

                  For information with respect to the executive officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.

             C.   Compliance with Section 16(a) of the Exchange Act

                  The information called for by this item is incorporated by reference from Avatar's 1995 definitive proxy statement (under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934"), to be filed with the Securities and Exchange Commission on or before April 30, 1995.

        Item 11.  Executive Compensation

             The information called for by this item is incorporated by reference from Avatar's 1995 definitive proxy statement (under the caption "Executive Compensation and Other Information"), to be filed with the Securities and Exchange Commission on or before April 30, 1995.

        Item 12.  Security  Ownership   of   Certain  Beneficial   Owners   and
                  Management

             The information called for by this item is incorporated by reference from Avatar's 1995 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management"), to be filed with the Securities and Exchange Commission on or before April 30, 1995.

        Item 13.  Certain Relationships and Related Transactions

             None

                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules  and Reports on  Form
          8-K

  (a) The following documents are filed or incorporated by reference as part of this report:

     (1) Financial Statements:

         See Item 8,"Financial Statements and Supplementary Data," on Page 18 of this report.

     (2) Schedules:

            II  - Valuation and Qualifying Accounts

         Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

     (3) Exhibits:

       3(a) * Certificate of Incorporation, as amended (previously filed as an exhibit to the Form 10-K for the year ended December 31, 1986).

       3(b) * By-laws, as amended through March 24, 1994 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

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

      10(a) * Consulting Agreement, dated as of December 31, 1990, by and between Avatar Properties Inc and John Sladkus (previously filed as an exhibit to Form 10-K for the year ended December 31,
                1990).

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

Item 14.  Exhibits, Financial Statement Schedules  and Reports on  Form
          8-K -- continued
       10(c) *1  Employment Agreement,   dated as  of  June 15,    1992, by  and
                 between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

       10(d) *1  Amendment to Employment Agreement, dated as of March  1, 1994,
                 by  and  between  Avatar  Holdings  Inc.  and   Edwin  Jacobson
                 (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993)

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

       10(g) * Guarantee by the Registrant. (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

       10(h) * Guarantee by American Water Works Company, Inc. (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

       10(i) *1 Incentive Compensation Agreement, dated as of January 18, 1993 by and between Avatar Holdings Inc. and Dennis Getman (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

       10(j) *1 Incentive Compensation Agreement, dated as of September 9, 1993 by and between Avatar Holdings Inc. and Charles McNairy (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

      10(k)  *   Revolving Credit Agreement  between Avatar Properties Inc.  and
                 BHF Bank dated November 30, 1993(previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

      10(l)  *1  Settlement Agreement  dated  July  22, 1994, between  Lawrence
                 Wilkov and Avatar Holdings Inc., et al (previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 1994).

       11        Statement  Re:   Computation  of  earnings   per  share  (filed
                 herewith).

       21        Subsidiaries of the Registrant (filed herewith).

       27        Financial Data Schedule (filed herewith).

             * These exhibits are incorporated by reference and are  on file with the Securities and Exchange Commission.
             1 Employment and Compensation agreements.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K -- continued


   (b) Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                              (Dollars in thousands)

                                Balance      Charged to                  Balance
                              at Beginning   Costs and                   End of
                               of Period      Expenses     Deduction     Period
                              ------------   ----------    ---------    --------
Year ended December 31,  1994:
 Deducted from asset accounts:
  Deferred gross profit on
   homesite sales                $31,969      $1,710 (1)     $3,458 (2)  $30,221
  Allowance for doubtful
   accounts                        2,631         502          1,746 (2)    1,387
  Market valuation account         2,082          -             898 (3)    1,184
  Valuation allowance for
   deferred tax assets            33,000       5,000            -         38,000
                                 -------     -------        -------      -------
       Total                     $69,682      $7,212         $6,102      $70,792
                                 =======     =======        =======      =======

Year ended December 31,  1993:
 Deducted from asset accounts:
  Deferred gross profit on
   homesite sales                $34,950      $1,278 (1)     $4,259 (2)  $31,969
  Allowance for doubtful
   accounts                        3,051       2,342          2,762 (2)    2,631
  Market valuation account         3,297          -           1,215 (3)    2,082
  Valuation allowance for
   deferred tax assets            30,330 (4)   2,670             -        33,000
                                 -------     -------        -------      -------
      Total                      $71,628      $6,290         $8,236      $69,682
                                 =======     =======        =======      =======

Year ended December 31,  1992:
 Deducted from asset accounts:
  Deferred gross profit on
   homesite sales                $40,507        $234 (1)     $5,791      $34,950
  Allowance for doubtful
   accounts                        5,457       2,068          4,474 (2)    3,051
  Market valuation account         4,899          -           1,602 (3)    3,297
                                 -------     -------        -------      -------
      Total                      $50,863      $2,302        $11,867      $41,298
                                 =======     =======        =======      =======

         (1) Charged to operations as a reduction of revenues.
         (2) Uncollectible accounts written off.
         (3) Credited principally to interest income or allowance for doubtful accounts upon write-off of uncollectible accounts.
         (4) Valuation allowance for deferred tax assets recorded in conjunction with the adoption of FASB Statement No. 109.

                                 SIGNATURES
                                 ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AVATAR HOLDINGS INC.

Dated:  March 28, 1995              By:   /s/Charles L. McNairy
                                          --------------------------------
                                             Charles L. McNairy, Executive
                                             Vice President, Treasurer and
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Dated:  March 28, 1995             By:
                                        -------------------------------------
                                            J. Edward Houston, Director,
                                            Chairman of the Audit Committee
                                            and Executive Committee Member

Dated:  March 28, 1995             By:  /s/Edwin Jacobson
                                        --------------------------------------
                                           Edwin Jacobson, Director,
                                           Chairman of the Executive Committee,
                                           President and Chief Executive Officer

Dated:  March 28, 1995             By:  /s/Leon T. Kendall
                                        --------------------------------------
                                           Leon T. Kendall, Director and
                                           Audit Committee Member

Dated:  March 28, 1995             By:  /s/Leon Levy
                                        --------------------------------------
                                           Leon Levy, Chairman of the Board of
                                           Directors and Executive Committee
                                           Member

Dated:  March 28, 1995             By:  /s/Martin Meyerson
                                        --------------------------------------
                                           Martin Meyerson, Director and
                                           Audit Committee Member

Dated:  March 28, 1995             By:  /s/William Porter
                                        --------------------------------------
                                           William Porter, Director and
                                           Audit Committee Member

Dated:  March 28, 1995             By:  /s/Kenneth T. Rosen
                                        --------------------------------------
                                           Kenneth T. Rosen, Director

Dated:  March 28, 1995             By:  /s/Fred Stanton Smith
                                        --------------------------------------
                                           Fred Stanton Smith, Director and
                                           Executive Committee Member

Dated:  March 28, 1995             By:  /s/Jeffrey A. Sopshin
                                        --------------------------------------
                                           Jeffrey A. Sopshin, Assistant Vice
                                           President and Controller

Dated:  March 28, 1995             By:  /s/Henry King Stanford
                                        --------------------------------------
                                           Henry King Stanford, Director

        Exhibit Index

      3(a) *    Certificate of  Incorporation,   as  amended  (previously
                filed as an exhibit to the Form 10-K for the year ended December 31, 1986).

      3(b) * By-laws, as amended through March 24, 1994 (previously filed as an exhibit to the Form 10-K for the year ended December 31, 1993)

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

     10(b) *1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Lawrence Wilkov (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

     10(c) *1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

     10(d) *1 Amendment to Employment Agreement, dated as of March 1, 1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993)

     10(e) * Four separate Stock Purchase Agreements dated January 30, 1993, with respect to the sale of the Registrant's utilities located in Indiana, Missouri, Ohio and Michigan, respectively (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

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

       10(h) *   Guarantee  by  American  Water  Works  Company,    Inc.
                 (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

       10(i) *1 Incentive Compensation Agreement, dated as of January 18, 1993 by and between Avatar Holdings Inc. and Dennis Getman (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

       10(j) *1 Incentive Compensation Agreement, dated as of September 9, 1993 by and between Avatar Holdings Inc. and Charles McNairy (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

       10(k) * Revolving Credit Agreement between Avatar Properties Inc. and BHF Bank dated November 30, 1993 (previously filed as an exhibit to the Form 10-K for the year ended December 31, 1993)

       10(l) *1 Settlement Agreement dated July 22, 1994, between Lawrence Wilkov and Avatar Holdings Inc., et al (previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 1994).

        11       Statement Re:  Computation of earnings per share (filed
                 herewith).............................................    53
        21       Subsidiaries of the Registrant (filed herewith).......    54

        27       Financial Data Schedule (filed herewith)..............    56


         * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

         1 Employment and Compensation agreements.