Form 10-Q
period 1995-03-31
AVATAR HOLDINGS INC
filed 1995-05-15
CIK 39677

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

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1995

                                         or

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of April 28, 1995.







                                      1  of  15

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX




                                                                   PAGE
     PART I.    Financial Information

      Item 1.    Financial Statements (Unaudited):

         Consolidated Balance Sheets --
           March 31, 1995 and December 31, 1994...................  3

         Consolidated Statements of Operations --
           Three months ended March 31, 1995 and 1994.............  4

         Consolidated Statements of Cash Flows --
           Three months ended March 31, 1995 and 1994.............  5

         Notes to Consolidated Financial Statements...............  7


      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations....  13


     PART II.   Other Information

      Item 1.    Legal Proceedings................................  15

      Item 6.    Exhibits and Reports on Form 8-K.................  15

      Exhibit Index...............................................  16

PART  I  --  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                    Unaudited
                              (Dollars in thousands)

                                               March 31,     December 31,
                                                 1995           1994
                                              ----------     -----------
Assets

Cash                                             $4,099         $4,765
Restricted cash                                   1,453          1,272
Investments - trading                            54,929         51,582
Contracts, mortgage notes and other
  receivables, net                               68,713         71,424
Land and other inventories                      129,172        125,637
Property, plant and equipment, net              173,549        172,897
Other assets                                     17,029         15,835
Regulatory assets                                 3,192          3,165
                                              ---------       ---------
     Total assets                              $452,136       $446,577
                                              =========       =========
Liabilities and Stockholders' Equity

Liabilities

Notes, mortgage notes and other debt:
 Real estate and corporate                     $104,478       $102,768
 Utilities                                       37,784         38,194
Estimated development liability for sold land    18,936         19,165
Accounts payable                                  5,861          5,610
Accrued and other liabilities                    33,737         29,114
Deferred customer betterment fees                19,177         19,214
Minority interest in consolidated subsidiaries    9,061          9,059
                                              ---------       ---------
     Total liabilities                          229,034        223,124

Commitments and contingent liabilities

Contributions in aid of construction             54,737         54,702

Stockholders' Equity
Common Stock, par value $1 per share
   Authorized: 15,500,000 shares
   Issued:  12,715,448 shares                    12,715         12,715
Additional paid-in capital                      207,271        207,271
Retained earnings                                10,352         10,738
                                              ---------       ---------
                                                230,338        230,724
Treasury stock, at cost, 3,620,346 shares        61,973         61,973
                                              ---------       ---------
Total Stockholders' Equity                      168,365        168,751
                                              ---------       ---------
Total Liabilities and Stockholders' Equity     $452,136       $446,577
                                              =========       =========

See notes to consolidated financial statements.

                  AVATAR HOLDINGS INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
           For the Three Months Ended March 31, 1995 and 1994
                               (Unaudited)
               (Dollars in thousands except per share data)


                                              Three Months
                                           --------------------
                                             1995         1994
                                           -------      -------
Revenues:
Real estate sales                          $13,367      $11,526
Deferred gross profit                         (437)        (804)
Utility revenues                             7,795        7,288
Interest income                              2,523        2,836
Trading account profit, net                  2,884          477
Other                                           89          124
                                           -------      -------
 Total revenues                             26,221       21,447

Expenses:
Real estate expenses                        15,410       11,687
Utility expenses                             6,077        5,659
General and administrative expenses          2,170        2,334
Interest expense                             2,746        3,155
Other                                          204          204
                                           -------      -------
 Total expenses                             26,607       23,039
                                           -------      -------

Loss before income taxes                      (386)      (1,592)

Provision for income taxes                    -             255
                                           -------      -------

Net loss                                     ($386)     ($1,847)
                                           =======      =======
Per share amounts:

Net loss                                     ($.04)       ($.20)
                                           =======      =======


See notes to consolidated financial statements.

                              AVATAR HOLDINGS INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                     (Dollars in Thousands)

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                          1995          1994
                                                      ----------     ----------
OPERATING ACTIVITIES
Net loss                                                  ($386)      ($1,847)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
      Depreciation and amortization                       2,508         2,016
      Deferred gross profit                                 437           804
      Cost of sales not requiring cash                      871           521
      Trading account profit                             (3,347)         (529)
      Changes in operating assets and liabilities:
        Restricted cash                                    (181)         (174)
        Principal payments on contracts receivable        5,303         6,535
        Receivables                                      (2,849)       (3,841)
        Other receivables                                  (180)           (1)
        Inventories                                      (4,635)       (1,436)
        Other assets                                     (1,194)         (781)
        Accounts payable and accrued and other
          liabilities                                     4,810         2,691
                                                       --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,157         3,958

INVESTING ACTIVITIES
Investment in property, plant and equipment              (3,125)       (2,917)
                                                       --------      --------
NET CASH USED IN INVESTING ACTIVITIES                    (3,125)       (2,917)

FINANCING ACTIVITIES
Net proceeds from revolving lines of credit
   and long-term borrowings                               5,968         3,272
Principal payments on revolving lines of credit
   and long-term borrowings                              (4,666)       (4,244)
                                                       --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       1,302          (972)
                                                       --------      --------
(DECREASE) INCREASE IN CASH                                (666)           69

Cash at beginning of period                               4,765         7,178
                                                       --------      --------

CASH AT END OF PERIOD                                    $4,099        $7,247
                                                       ========      ========

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows -- continued
                                     (Unaudited)
                               (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                   For the three months ended
                                                           March 31,
                                                   --------------------------

Cash paid during the period for:                       1995           1994
                                                   ---------        ---------
  Interest (net of amount capitalized of $532)        $1,154           $1,063
                                                   =========        =========

  Income taxes                                           -               -
                                                   =========        =========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                       1995           1994
                                                   ---------        ---------
Contributions in aid of construction                    $472              $45
                                                   =========        =========


See notes to consolidated financial statements.

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
                               (Dollars in thousands)

          Basis of Statement Presentation and Summary of Significant Accounting Policies

               The consolidated balance sheets as of March 31, 1995 and December 31, 1994, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

               For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1994 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

          Reclassifications

               Certain amounts presented for 1994 have been reclassified in the financial statements for comparative purposes.

          Net Loss Per Common Share

               For the three months ended March 31, 1995 and 1994, net loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

          Investments - trading

               The Company classifies all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value, and both realized and unrealized gains and losses are included in net trading account profit. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by investment brokerage companies.

               Avatar's investment portfolio at March 31, 1995 and December 31, 1994 included corporate bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities. The portfolio also includes obligations for securities which have been sold that the Company does not own and will, therefore, be obligated to purchase at a future date. Such obligations have been recorded at the fair market value of the securities and contain an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the fair market value price.

               The  following  table   sets  forth  the   fair  values   of
          investments (including securities sold short which are valued at the cost to purchase):

                                             March 31,       December 31,
                                               1995              1994
                                            ----------       ------------
          Corporate bonds                      $21,328           $21,352
          Non-rated bonds                       17,636            13,069
          Equity securities                      6,551             8,472
          U.S. Government and Agency securities  1,953             1,930
          Money market accounts                 10,999            11,065
          Less:
             Securities sold short              (1,927)           (1,856)
             Forward foreign exchange contracts (1,611)           (2,450)
                                              --------           -------
                Total market value             $54,929           $51,582
                                              ========           =======

                Aggregate cost                 $53,686           $52,717
                                              ========           =======

              The portfolio also includes certain forward foreign exchange contracts used by portfolio managers to hedge the foreign currency risk associated with certain bonds denominated in foreign currency. As of March 31, 1995 and December 31, 1994 the fair value (carrying amount) of these foreign forward exchange contracts was $1,611 and $2,450, respectively. The average fair value during 1995 and 1994 of forward foreign exchange contracts was $2,229 and $3,025.


          Contracts, Mortgage Notes and Other Receivables

          Contracts, mortgage notes, and other receivables are summarized as follows:

                                                    March 31,    December 31,
                                                      1995          1994
                                                  -----------    -----------
          Contracts and mortgage notes receivable     $97,390       $101,280
          Notes and other receivables                   6,138          5,948
                                                     --------       --------
                                                      103,528        107,228
                                                     --------       --------
          Less:
              Allowance for doubtful accounts           1,120          1,387
              Market valuation reserve                    979          1,184
              Deferred gross profit                    29,630         30,221
              Other                                     3,086          3,012
                                                     --------       --------
                                                       34,815         35,804
                                                     --------       --------
                                                      $68,713        $71,424
                                                     ========       ========

          Land and Other Inventories

          Inventories consist of the following:

                                                      March 31,     December 31,
                                                        1995           1994
                                                     -----------    ------------
     Land developed and in process of development        $84,940     $80,629
     Land held for future development or sale             35,877      34,730
     Dwelling units completed or under construction        6,803       8,720
     Other                                                 1,552       1,558
                                                        --------    --------
                                                        $129,172    $125,637
                                                        ========    ========

          Minority Interest in Consolidated Subsidiaries

               Minority   interest   in   consolidated   subsidiaries    is
          represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                              March 31,    December 31,
                                                 1995          1994
                                             ----------    -----------
              9% Cumulative preferred stock     $9,000         $9,000
              Other                                 61             59
                                                ------         ------
                                                $9,061         $9,059
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

               Charges to operations recorded as "Other expenses" relate to preferred stock dividends of subsidiaries for the three months ended March 31, 1995 and 1994, which amount to $204 and $204, respectively.

          Income Taxes

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 1995 and 1994 are as follows:

                                                            1995      1994
                                                          -------    ------
     Deferred income tax assets
       Net operating loss carryforward                    $10,000    $7,000
       Tax over book basis of land inventory               22,000    21,000
       Unrecoverable land development costs                 5,000     5,000
       Tax over book basis of depreciable assets            6,000     5,000
       Alternative minimum tax and investment tax
         credit carryforward                                5,000     5,000
       Other                                                3,000     3,000
                                                          -------   -------
    Total deferred income taxes                            51,000    46,000

       Valuation allowance for deferred income tax assets (38,000)  (34,000)
                                                          -------   -------
    Deferred income tax assets after valuation allowance   13,000    12,000

    Deferred income tax liabilities
       Book over tax income recognized on land sales       (4,000)   (3,000)
       Deferred carrying charges on utility plant          (3,000)   (3,000)
       Other                                               (6,000)   (6,000)
                                                          -------   -------
    Total deferred income tax liabilities                 (13,000)  (12,000)
                                                          -------   -------
    Net deferred income taxes                                  $0        $0
                                                          =======   =======

               The provision for income taxes for the three months ended March 31, 1995 and 1994 consists of the following:

                                             Three months ended March 31,
                                                1995            1994
                                             ---------        --------
             Federal:
                 Current                         -               $255
                 Deferred                        -                -
                                             ---------        --------
                                                 -                255
             State:
                 Current                         -                -
                 Deferred                        -                -
                                             ---------        --------

             Total                               -               $255
                                             =========        ========

               A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 34% is as follows:

                                                   Three months ended March 31,
                                                      1995                1994
                                                    -------              ------
 Income tax (credit) computed at statutory rate      ($131)              ($541)
 Income tax effect of non-deductible dividends
    on preferred stock of subsidiary                    69                  69
 State income tax (credit), net federal effect          -                  (53)
 Other                                                  62                  13
 Change in valuation allowance on deferred tax assets   -                  767
                                                     -----                ----
 Provision for income taxes                             $0                $255
                                                     =====                ====

          Contingencies

               Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

               On October 1, 1993,   the United States,   on behalf of the
          U.S. Environmental Protection Agency, filed a civil action against a utility subsidiary of Avatar in the U.S. District Court for the Middle District of Florida. (United States v. Florida Cities Water Company, Civil Action No. 93-281-C1). The complaint alleges that the subsidiary's wastewater treatment plant in North Fort Myers, Florida, committed various violations of the Clean Water Act, 33 U.S.C. S1251 et seq., including: (1) discharge of pollutants without an operating permit from October 1, 1988 to October 31, 1989; (2) discharging from an unpermitted discharge location from November 1, 1989 until July 14, 1992; and (3) discharging pollutants in excess of permit limitations at various times from July 1991 to June 1992. The government is seeking the statutory maximum civil penalties of $25 per day, per violation based upon the allegations. On May 5, 1995, the government amended the complaint to include Avatar Holdings Inc. and alleges that the subsidiary's wastewater treatment plants in Barefoot Bay and Carrollwood, Florida, made certain discharges which were not in accord with the administrative order and/or NPDES permit applicable to the plants. Based upon the information currently available to it, Avatar believes that it has strong defenses to the amended complaint and will pursue those defenses vigorously.

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

               On November 1, 1994, certain  private parties filed a  civil
          action against Avatar in Rock  County Circuit Court,   Wisconsin.
          (Alderman, et al v. Avatar Holdings Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and other named defendants disposed of various substances at the Site, thereby causing contamination of the groundwater source used by the plaintiffs. The plaintiffs are seeking compensatory damages, attorneys' fees, costs and other disbursements. A number of factual and legal defenses are available to Avatar with respect to the Department's letter and the Alderman litigation, which if successful, would eliminate or substantially reduce Avatar's potential liability.

          Subsequent Event

               In April 1995, the Company entered into Mortgage and Security Agreements (the "Agreements") with respect to the land development and construction of the Harbor Islands project. The Agreements provide for borrowings up to $29,000 at prime plus 1.5% with repayments over periods of 36 to 42 months. Under the terms of the Agreements, borrowings are secured primarily by land and inventories of the Harbor Islands project and the Company is required to maintain minimum levels of net worth, as defined.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

          RESULTS OF OPERATIONS

               Operations for the three month period ended March 31, 1995, resulted in a net loss of $386 or $.04 per share compared to a net loss of $1,847 or $.20 per share for the same period of 1994. The improvement in operations is primarily a result of increased trading account profits.

               Avatar's real estate revenues for the three months ended March 31, 1995, increased $1,841 or 16.0%, while real estate expenses increased $3,723 or 31.9%, when compared to the same period of 1994. The increase in real estate revenues for the three month period ended March 31, 1995 is primarily a result of increased housing and vacation ownership sales and a commercial/industrial land sale. The increase in real estate expenses for the three month period ended March 31, 1995, when compared to the same period of 1994, is primarily a result of a change in the sales mix between product lines within the Company's real estate operations and increased selling expenses.

               Utility revenues for the three months ended March 31, 1995, increased $507 or 7.0%, when compared to the same period of 1994. The increase in utility revenues is primarily attributable to increases due to rate cases settled in the latter part of 1994. Utility expenses for the three months ended March 31, 1995, increased $418 or 7.4%, when compared to the same period of 1994. The increase in utility expenses is due to higher utility operating costs.

               Interest income for the three months ended March 31, 1995, decreased $313 or 11.0%, when compared to the same period for 1994. The decline in interest income is primarily attributable to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $97,390 at March 31, 1995, compared to $113,196 at March 31,
          1994.

               Trading account profit, net for the three months ended March 31, 1995, increased $2,407 compared to the same period for 1994. Trading account profit represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers.

               General and administrative expenses for the three months ended March 31, 1995, decreased $164 or 7.0% compared to the same period of 1994. This decrease is primarily attributable to a reduction in the accrual for incentive compensation.

               Interest expense for the three months ended March 31, 1995, decreased $409 or 13.0%, compared to the same period of 1994. The decrease is primarily attributable to the capitalization of interest associated with development and construction costs of an Avatar project of approximately $532, which was partially offset by an overall increase in the outstanding balance of notes, mortgage notes and other debt.

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

               Avatar has approximately $54,929 in investments which are classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds.

               A portion of the investment portfolio collateralizes a $33,000 line of credit which had an outstanding balance at March 31, 1995, of $33,000 and will mature during the second quarter of 1996.

               Avatar also has a line of credit of $14,000 with a balance outstanding at March 31, 1995 of $3,000, collateralized by certain contracts receivable and due May 31, 1996.

               In April 1995, the Company entered into Mortgage and Security Agreements (the "Agreements") with respect to the land development and construction of the Harbor Islands project. The Agreements provide for borrowings up to $29,000 at prime plus 1.5% with repayments over periods of 36 to 42 months. Under the terms of the Agreements, borrowings are secured primarily by land and inventories of the Harbor Islands project and the Company is required to maintain minimum levels of net worth, as defined.

          PART II -- OTHER INFORMATION

           Item 1.  Legal Proceedings

           The information, which is set forth in the second paragraph under the caption "Contingencies" in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Report, relating to the government's amended complaint, is incorporated herein by reference.

           Item 6.  Exhibits and Reports on Form 8-K

           Exhibits

               27   Financial Data Schedule (filed herewith)

           Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1995.


          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVATAR HOLDINGS INC.

          Date:     May 15, 1995           By:  /s/ Jeffrey A. Sopshin
                                                ---------------------------
                                                Jeffrey A. Sopshin
                                                Assistant Vice President and
                                                Controller


         Date:      May 15, 1995           By:  /s/ Charles L. McNairy
                                                ---------------------------
                                                Charles L. McNairy
                                                Executive Vice President,
                                                Treasurer and Chief  Financial
                                                Officer

          Exhibit Index


            27       Financial Data Schedule (filed herewith).................17