Form 10-Q
period 1995-06-30
AVATAR HOLDINGS INC
filed 1995-08-14
CIK 39677

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

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 1995

                                         or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of July 31, 1995.







                                      1  of  18

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX




                                                                           PAGE

     PART I.    Financial Information

       Item 1.    Financial Statements (Unaudited):

        Consolidated Balance Sheets --
          June 30, 1995 and December 31, 1994..............................   3

        Consolidated Statements of Operations --
          Six months and three months ended
          June 30, 1995 and 1994...........................................   4

        Consolidated Statements of Cash Flows --
          Six months ended June 30, 1995 and 1994..........................   5

        Notes to Consolidated Financial Statements.........................   7


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............  13


     PART II.   Other Information

       Item 1.  Legal Proceedings..........................................  15

       Item 4.  Submission of Matters to a Vote of Security Holders........  15

       Item 6.  Exhibits and Reports on Form 8-K...........................  15

       Exhibit Index.......................................................  17

     PART  I  --  FINANCIAL  INFORMATION

     ITEM 1.  FINANCIAL  STATEMENTS

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                      Unaudited
                                (Dollars in thousands)

                                                         June 30,   December 31,
                                                           1995         1994
                                                       ----------   ------------
   Assets
   Cash                                                   $1,871        $4,560
   Restricted cash                                         2,615         1,477
   Investments - trading                                  58,513        51,582
   Contracts, mortgage notes and other receivables, net   64,876        71,424
   Land and other inventories                            133,941       125,637
   Property, plant and equipment, net                    176,451       172,897
   Other assets                                           18,660        15,835
   Regulatory assets                                       3,641         3,165
                                                        --------      --------
        Total Assets                                    $460,568      $446,577
                                                        ========      ========

   Liabilities and Stockholders' Equity

   Liabilities
   Notes, mortgage notes and other debt:
     Real estate and corporate                          $117,915      $102,768
     Utilities                                            39,759        38,194
   Estimated development liability for sold land          17,396        19,165
   Accounts payable                                        5,896         5,610
   Accrued and other liabilities                          29,954        29,114
   Deferred customer betterment fees                      19,064        19,214
   Minority interest in consolidated subsidiaries          9,062         9,059
                                                        --------      --------
        Total Liabilities                                239,046       223,124

   Commitments and contingent liabilities

   Contributions in aid of construction                   54,751        54,702


   Stockholders' Equity
   Common stock, par value $1 per share
        Authorized: 15,500,000 shares
        Issued:  12,715,448 shares                        12,715        12,715
   Additional paid-in capital                            207,271       207,271
   Retained earnings                                       8,758        10,738
                                                        --------      --------
                                                         228,744       230,724
   Treasury stock, at cost, 3,620,346 shares              61,973        61,973
                                                        --------      --------
   Total Stockholders' Equity                            166,771       168,751
                                                        --------      --------
   Total Liabilities and Stockholders' Equity           $460,568      $446,577
                                                        ========      ========

   See notes to consolidated financial statements.

                   AVATAR HOLDINGS INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
      For the Six Months and Three Months Ended June 30, 1995 and 1994
                                (Unaudited)
                (Dollars in thousands except per share data)


                                         Six Months          Three Months
                                      ----------------     ----------------
                                       1995      1994       1995      1994
                                      ------    ------     ------    ------
Revenues
Real estate sales                     $24,448    $22,362   $11,081   $10,836
Deferred gross profit                    (544)    (1,229)     (107)     (425)
Utility revenues                       15,515     14,850     7,720     7,562
Interest income                         4,896      5,693     2,373     2,857
Trading account profit, net             6,221      1,161     3,337       684
Other                                     310        318       221       194
                                      -------    -------   -------   -------
     Total revenues                    50,846     43,155    24,625    21,708

Expenses
Real estate expenses                   30,248     23,021    14,838    11,318
Utility expenses                       12,241     11,543     6,164     5,884
General and administrative expenses     4,434      5,447     2,264     3,129
Interest expense                        5,495      6,319     2,749     3,164
Other                                     408        407       204       203
                                      -------    -------   -------   -------
     Total expenses                    52,826     46,737    26,219    23,698
                                      -------    -------   -------   -------

Loss before income taxes               (1,980)    (3,582)   (1,594)   (1,990)

Provision for income taxes                -          255      -         -
                                      -------    -------   -------   -------
Net loss                              ($1,980)   ($3,837)  ($1,594)  ($1,990)
                                      =======    =======   =======   =======
Per share amounts

Net loss                                ($.22)     ($.42)    ($.18)    ($.22)
                                      =======    =======   =======   =======

See notes to consolidated financial statements.

                               AVATAR HOLDINGS INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                            (Unaudited)
                                       (Dollars in Thousands)

                                                        For the six months ended
                                                                June 30,
                                                        ------------------------
                                                             1995        1994
                                                            ------      ------
 OPERATING ACTIVITIES
   Net loss                                                ($1,980)    ($3,837)
   Adjustments to reconcile net loss to
    net cash (used in) provided by operating activities:
      Depreciation and amortization                          4,385       4,010
      Deferred gross profit                                    544       1,229
      Provision for current and deferred income taxes          -           255
      Cost of sales not requiring cash                       1,621       1,306
      Trading account                                       (6,931)     (1,161)
      Changes in operating assets and liabilities:
             Restricted cash                                (1,138)         67
             Principal payments on contracts receivable     10,168      10,547
             Receivables                                    (4,450)     (5,000)
             Other receivables                                 286         234
             Inventories                                   (11,694)     (3,407)
             Other assets                                   (2,825)       (973)
             Accounts payable and accrued and other
             liabilities                                       500       3,231
                                                           -------     -------

   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (11,514)      6,501

   INVESTING ACTIVITIES
   Investment in property, plant and equipment              (7,890)     (7,096)
                                                           -------     -------

   NET CASH USED IN INVESTING ACTIVITIES                    (7,890)     (7,096)

   FINANCING ACTIVITIES
   Net proceeds from revolving lines of credit
    and long-term borrowings                                27,754       9,145
   Principal payments on revolving lines of credit and
    long-term borrowings                                   (11,039)    (10,218)
                                                           -------     -------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      16,715      (1,073)
                                                           --------    -------
   DECREASE IN CASH                                         (2,689)     (1,668)

   Cash at beginning of period                               4,560       7,178
                                                           -------     -------
   CASH AT END OF PERIOD                                    $1,871      $5,510
                                                           =======     =======

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows -- continued
                                     (Unaudited)
                               (Dollars in thousands)


     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       For the six months ended
                                                               June 30,
                                                       ------------------------
       Cash paid during the period for:                   1995           1994
                                                         ------         ------

          Interest (net of amount capitalized of $1,238)  $4,696        $4,788
                                                          ======        ======
          Income taxes                                    $1,109          $276
                                                          ======        ======

     SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                           1995           1994
                                                          ------         ------
       Contributions in aid of construction               $1,555          $500
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

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
                               (Dollars in thousands)

     Basis of Statement Presentation and Summary of Significant Accounting
       Policies

          The consolidated balance sheets as of June 30, 1995 and December 31, 1994, and the related consolidated statements of operations for the six month and three month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1994 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

     Reclassifications

          Certain amounts presented for 1994 have been reclassified in the financial statements for comparative purposes.

     Net Loss Per Common Share

          For the six and three months ended June 30, 1995 and 1994, net loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

     Investments - trading

          The Company classifies all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value, and both realized and unrealized gains and losses are included in net trading account profit. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by brokerages.

          Avatar's investment portfolio at June 30, 1995 and December 31, 1994 included corporate bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities. The portfolio also includes obligations for securities which have been sold that the Company does not own and will, therefore, be obligated to purchase at a future date. Such obligations have been recorded at the fair market value of the securities and contain an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the fair market value price.

          The following table sets forth the fair values of investments (including securities sold short which are valued at the cost to purchase):

                                                   June 30,    December 31,
                                                     1995          1994
                                                  ---------    ------------
          Corporate bonds                           $23,275        $21,352
          Non-rated bonds                            17,166         13,069
          Equity securities                           7,238          8,472
          U.S. Government and Agency securities       2,031          1,930
          Money market accounts                      11,044         11,065
          Less:
              Securities sold short                    (428)        (1,856)
              Forward foreign exchange contracts     (1,813)        (2,450)
                                                   --------        -------
                Total market value                  $58,513        $51,582
                                                   ========        =======

                Aggregate cost                      $54,256        $52,717
                                                   ========        =======

          The portfolio also includes certain forward foreign exchange contracts used by portfolio managers to hedge the foreign currency risk associated with certain bonds denominated in foreign currency. As of June 30, 1995 and December 31, 1994, the fair value (carrying amount) of these foreign forward exchange contracts was $1,813 and $2,450, respectively. The average fair value during 1995 and 1994 of forward foreign exchange contracts was $1,819 and $3,025.


     Contracts, Mortgage Notes and Other Receivables

     Contracts, mortgage notes, and other receivables are summarized as follows:

                                                    June 30,    December 31,
                                                      1995          1994
                                                   ---------    -----------
          Contracts and mortgage notes receivable  $94,239          $101,280
          Notes and other receivables                5,750             5,948
                                                   -------          --------
                                                    99,989           107,228
          Less:
            Deferred gross profit                   28,836            30,221
            Allowance for doubtful accounts          1,202             1,387
            Market valuation reserve                   859             1,184
            Other                                    4,216             3,012
                                                   -------           -------
                                                    35,113            35,804
                                                   -------           -------
                                                   $64,876           $71,424
                                                   =======           =======

     Land and Other Inventories

     Inventories consist of the following:

                                                        June 30,    December 31,
                                                          1995          1994
                                                      ----------    -----------
        Land developed and in process of development     $89,559       $80,629
        Land held for future development or sale          34,531        34,730
        Dwelling units completed or under construction     8,209         8,720
        Other                                              1,642         1,558
                                                         -------       -------
                                                        $133,941      $125,637
                                                         =======       =======

     Minority Interest in Consolidated Subsidiaries

          Minority interest in consolidated subsidiaries is represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                           June 30,     December 31,
                                             1995           1994
                                          ---------     ------------
          9% Cumulative preferred stock     $9,000          $9,000
          Other                                 62              59
                                          ---------       ---------
                                            $9,062          $9,059
                                          =========       =========

          Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for redemption to occur no earlier than March 1, 1997, in whole or in part; however, a minimum of $1,800 of the preferred stock must be redeemed per annum beginning in 1997. A redemption of all outstanding shares shall occur no later than March 1, 2001.

          Charges to operations recorded as "Other expenses" relate to preferred stock dividends of subsidiaries for the six months ended June 30, 1995 and 1994, which amount to $408 and $407, respectively, and for the three months ended June 30, 1995 and 1994 amounted to $204 and $203, respectively.

     Income Taxes

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1995 and 1994 are as follows:


                                                                 1995     1994
                                                                ------   ------
 Deferred income tax assets
   Net operating loss carryforward                              $13,000   $7,000
   Tax over book basis of land inventory                         22,000   22,000
   Unrecoverable land development costs                           5,000    5,000
   Tax over book basis of depreciable assets                      6,000    5,000
   Alternative minimum tax and investment tax credit carryforward 5,000    5,000
   Other                                                          1,000    3,000
                                                                -------   ------
 Total deferred income taxes                                     52,000   47,000

   Valuation allowance for deferred income tax assets          (39,000) (34,000)
                                                                -------  -------
 Deferred income tax assets after valuation allowance           13,000   13,000

 Deferred income tax liabilities
   Book over tax income recognized on land sales                (4,000)  (3,000)
   Deferred carrying charges on utility plant                   (3,000)  (3,000)
   Other                                                        (6,000)  (7,000)
                                                                -------  -------
 Total deferred income tax liabilities                         (13,000) (13,000)
                                                                -------  -------
 Net deferred income taxes                                          $0       $0
                                                                =======  =======

          The provision for income taxes for the six months and three months ended June 30, 1995 and 1994 consists of the following:

                                  Six Months         Three months
                                -------------       -------------
                                1995     1994       1995     1994
                                ----     ----       ----     ----
         Federal:
           Current                -      $255        -         -
           Deferred               -        -         -         -
                                ----     ----       ----     ----
                                  -       255        -         -

         State:
           Current                -        -         -         -
           Deferred               -        -         -         -
                                ----     ----       ----     ----
         Total                    -      $255        -         -
                                ====     ====       ====     ====

          A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 34% is as follows:



                                              For the six months ended June 30,
                                                   1995                  1994
                                              -------------         -----------
   Income tax (credit) computed at statutory rate    ($673)            ($1,053)
   Income tax effect of non-deductible dividends
     on preferred stock of subsidiary                  138                 139
   State income tax expense (credit),  net of
      federal effect                                   (54)               (101)
   Other                                                74                  49
   Change in valuation allowance on deferred tax       515               1,221
                                                     ------              ------
   Provision for income taxes   assets                  $0                $255
                                                     ======              ======


     Contingencies

          Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

          On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company, a utility subsidiary of Avatar, in the U.S. District Court for the Middle District of Florida. (United States v. Florida Cities Water Company, Civil Action No. 93-281-C1). The complaint alleges that the Waterway Estates wastewater treatment plant, located in Lee County, Florida, operated in violation of the Federal Clean Water Act, 33 U.S.C. S1251 et seq. The Federal Clean Water Act provides for maximum civil penalties of $25 per day for each violation. On May 5 and June 26, 1995, the United States amended the complaint to include allegations of Federal Clean Water Act violations against Florida Cities Water Company for violations that allegedly occurred at two other wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrolwood, located in Hillsborough County, Florida. The amended complaint alleges that the three wastewater treatment plants were operated for various periods of time without a federal discharge permit and that, subsequently, certain pollutants were discharged in excess of applicable federal permit limitations. In addition, the government amended the complaint to include Avatar Holdings Inc. as a defendant. The case is currently proceeding through the discovery process, and the court has set an initial trial date for January 2, 1996. Based upon the information currently available to it, Avatar believes that it has strong defenses to the amended complaint and intends to pursue those defenses vigorously.

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

          On November 1, 1994, certain private parties filed a civil action against Avatar in Rock County Circuit Court, Wisconsin. (Alderman, et al
     v. Avatar Holdings Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and other named defendants disposed of various substances at the Site, thereby causing contamination of the groundwater source used by the plaintiffs. The plaintiffs are seeking compensatory damages, attorneys' fees, costs and other disbursements. The parties are seeking to resolve this matter through mediation. The plaintiffs have issued to defendants a two-part settlement demand providing for (i) the extension of the City of Edgerton's municipal water system to the town of Fulton and (ii) $3,900 in monetary damages. Mediation discussions are in progress. If mediation proves unsuccessful, Avatar has available to it a number of factual and legal defenses, which if successful, would eliminate or substantially reduce Avatar's potential liability.

     Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

     RESULTS OF OPERATIONS

          Operations for the six and three month periods ended June 30, 1995, resulted in a net loss of $1,980 and $1,594 or $.22 and $.18 per share, respectively, compared to a net loss of $3,837 and $1,990 or $.42 and $.22 per share, respectively, for the same periods of 1994. The improvement in operations is primarily a result of increased trading account profits.

          Avatar's real estate revenues for the six and three months ended June 30, 1995, increased $2,086 or 9.3% and $245 or 2.3%, respectively, while real estate expenses increased $7,227 or 31.4% and $3,520 or 31.1%, respectively, when compared to the same periods of 1994. The increase in real estate revenues for the six and three month periods ended June 30, 1995 is generally a result of increased housing and vacation ownership sales and increased resort revenues partially offset by a 1994 bulk land sale. The increase in real estate expenses for the six and three month periods ended June 30, 1995, when compared to the same periods of 1994, is primarily a result of a change in the sales mix between product lines within the Company's real estate operations and increased selling expenses related to new projects.

          Utility revenues for the six months and three months ended June 30, 1995, increased $665 or 4.5% and $158 or 2.1%, respectively, when compared to the same periods of 1994. The increase in utility revenues is primarily attributable to increases due to rate cases settled in the latter part of 1994. Utility expenses for the six and three months ended June 30, 1995, increased $698 or 6.0% and $280 or 4.8%, respectively, when compared to the same periods of 1994. The increase in utility expenses is due to higher utility operating costs.

          Interest income for the six and three months ended June 30, 1995, decreased $797 or 14.0% and $484 or 16.9%, respectively, when compared to the same periods of 1994. The decline in interest income is due in part to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $94,239 at June 30, 1995, compared to $108,597 at June 30, 1994.

          Trading account profit, net for the six and three months ended June 30, 1995, increased $5,060 and $2,653, respectively, compared to the same periods of 1994. Trading account profit represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers.

          General and administrative expenses for the six and three months ended June 30, 1995, decreased $1,013 or 18.6% and $865 or 27.6%, respectively, compared to the same periods of 1994. This decrease is mainly attributable to reductions in the accrual for incentive compensation and expenses related to a legal settlement included in 1994.

          Interest expense for the six and three months ended June 30, 1995, decreased $824 or 13.0% and $415 or 13.1%, respectively, compared to the same periods of 1994. The decrease is principally attributable to the capitalization of interest associated with development and construction costs of approximately $1,238 and $706, respectively, which was partially offset by an overall increase in the outstanding balance of notes, mortgage notes and other debt.

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

          Avatar had $58,513 in investments at June 30, 1995 which were classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds.

          A portion of the investment portfolio collateralizes a $36,000 line of credit which had an outstanding balance at June 30, 1995, of $35,000 and will mature during the second quarter of 1996.

          Avatar also has a line of credit of $14,000 with a balance outstanding at June 30, 1995 of $12,600, collateralized by certain contracts receivable and due May 31, 1996.

          In April 1995, the Company entered into Mortgage and Security Agreements (the "Agreements") with respect to the land development and construction of the Harbor Islands project. The Agreements provide for borrowings up to $29,000 at prime plus 1.5% with repayments over periods of 36 to 42 months. Under the terms of the Agreements, borrowings are secured primarily by land and inventories of the Harbor Islands project, and the Company is required to maintain minimum levels of net worth, as defined. At June 30, 1995, the Agreement had an outstanding balance of $3,248.

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

      Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on May 25, 1995, in Coral Gables, Florida, for the purpose of electing eight directors and approving the appointment of Ernst & Young, LLP, independent accountants, as auditors for the year ending December 31, 1995. Proxies were solicited from holders of 9,095,102 outstanding shares of Common Stock as of the close of business on March 31, 1995, as described in Registrant's Proxy
      Statement dated  April  25,  1995.    All  of management's  nominees  for
      directors were re-elected and the appointment of Ernst & Young, LLP was approved by the following votes:

      ELECTION OF DIRECTORS

                                     Shares      Shares
       Name                        Voted FOR    WITHHELD
       ----                        ---------   ---------
       Leon Levy                   7,205,977     32,129
       Edwin Jacobson              7,203,325     34,781
       Leon T. Kendall             7,204,763     33,343
       Martin Meyerson             7,204,577     33,529
       William M. Porter           7,201,680     36,426
       Kenneth T. Rosen            7,206,380     31,726
       Fred Stanton Smith          7,201,905     36,201
       Henry King Stanford         7,200,533     37,573

      APPOINTMENT OF AUDITORS

                                   Shares Voted   Shares
       Shares Voted FOR              AGAINST     ABSTAINED
       -----------------           ------------  ---------
        7,216,227                     2,216       19,663

          At a meeting of the Company's Board of Directors held on July 27, 1995, Milton H. Dresner was elected as a director.

      Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

         27    Financial Data Schedule (filed herewith)

      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1995.


     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVATAR HOLDINGS INC.

     Date:  August 14, 1995              By: /s/ Jeffrey A. Sopshin
            ---------------                  ----------------------------
                                             Jeffrey A. Sopshin
                                             Assistant Vice President and
                                             Controller


     Date:  August 14, 1995              By: /s/ Charles L. McNairy
            ---------------                  ----------------------------
                                             Charles L. McNairy
                                             Executive   Vice   President,
                                             Treasurer and Chief Financial
                                             Officer

     Exhibit Index


       27       Financial Data Schedule (filed herewith)................. 18