Form 10-Q
period 1995-09-30
AVATAR HOLDINGS INC
filed 1995-11-14
CIK 39677

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

                 [X]  Quarterly report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                   For the quarterly period ended September 30, 1995

                                          or

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

            Indicate the  number  of shares  outstanding  of each  of  the
            issuer's  classes  of  common     stock,  as  of  the   latest
            practicable date:   9,095,102 shares  of the  Company's  common
            stock ($1.00 par value) were outstanding as of October 31, 1995.

                                       1 of 48

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                         INDEX


                                                                        PAGE
             PART I.    Financial Information

                Item 1.    Financial Statements (Unaudited):

                 Consolidated Balance Sheets --
                  September 30, 1995 and December 31,1994..............    3

                 Consolidated Statements of Operations --
                  Nine months and three months ended
                  September 30, 1995 and 1994..........................    4

                 Consolidated Statements of Cash Flows --
                  Nine months ended September 30, 1995 and 1994........    5

                 Notes to Consolidated Financial Statements............    7


                Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.  13


             PART II. Other Information

                Item 1.    Legal Proceedings...........................   15

                Item 6.    Exhibits and Reports on Form 8-K............   15

                Exhibit Index..........................................   17

 PART  I  --  FINANCIAL  INFORMATION

 ITEM 1.  FINANCIAL  STATEMENTS

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited
                             (Dollars in thousands)

                                                   September 30,   December 31,
                                                        1995            1994
                                                   -------------   -----------
 Assets
 Cash                                                    $4,890         $4,560
 Restricted cash                                          3,561          1,477
 Investments - trading                                   51,695         51,582
 Contracts, mortgage notes and other receivables, net    64,705         71,424
 Land and other inventories                             140,750        125,637
 Property, plant and equipment, net                     178,293        172,897
 Other assets                                            16,567         15,835
 Regulatory assets                                        3,747          3,165
                                                       --------       --------
          Total Assets                                 $464,208       $446,577
                                                       ========       ========
 Liabilities and Stockholders' Equity

 Liabilities
 Notes, mortgage notes and other debt:
   Real estate and corporate                           $122,050       $102,768
   Utilities                                             39,865         38,194
 Estimated development liability for sold land           16,411         19,165
 Accounts payable                                         5,942          5,610
 Accrued and other liabilities                           33,812         29,114
 Deferred customer betterment fees                       19,033         19,214
 Minority interest in consolidated subsidiaries           9,062          9,059
                                                       --------       --------
          Total Liabilities                             246,175        223,124

 Commitments and contingent liabilities

 Contributions in aid of construction                    54,726         54,702


 Stockholders' Equity
 Common Stock, par value $1 per share
          Authorized: 15,500,000 shares
          Issued:  12,715,448 shares                     12,715         12,715
 Additional paid-in capital                             207,271        207,271
 Retained earnings                                        5,294         10,738
                                                       --------       --------
                                                        225,280        230,724
 Treasury stock, at cost, 3,620,346 shares               61,973         61,973
                                                       --------       --------
 Total Stockholders' Equity                             163,307        168,751
                                                       --------       --------
 Total Liabilities and Stockholders' Equity            $464,208       $446,577
                                                       ========       ========

See notes to consolidated financial statements.

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
       For the Nine Months and Three Months Ended September 30, 1995 and 1994
                                    (Unaudited)
                    (Dollars in thousands except per share data)

                                         Nine Months          Three Months
                                     ----------------     -------------------
                                       1995      1994       1995       1994
                                     -------   -------    -------     -------
 Revenues
 Real estate sales                   $38,388    $31,955    $13,940     $9,593
 Deferred gross profit                  (901)    (1,752)      (357)      (523)
 Utility revenues                     22,630     21,593      7,115      6,743
 Interest income                       7,181      8,477      2,285      2,784
 Trading account profit, net           8,073      1,750      1,852        589
 Other                                   471        448        161        130

      Total revenues                  75,842     62,471     24,996     19,316

 Expenses
 Real estate expenses                 46,907     34,405     16,659     11,384
 Utility expenses                     18,187     17,186      5,946      5,643
 General and administrative expenses   7,021      7,886      2,587      2,439
 Interest expense                      8,561      8,461      3,066      2,142
 Other                                   610        610        202        203
                                     -------    -------    -------    -------
      Total expenses                  81,286     68,548     28,460     21,811
                                     -------    -------    -------    -------


 Loss before income taxes             (5,444)    (6,077)    (3,464)    (2,495)

 Provision (credit) for income taxes       -          -          -       (255)
                                     -------    -------    -------    -------

 Net loss                            ($5,444)   ($6,077)   ($3,464)   ($2,240)
                                     =======    =======    =======    =======
 Per share amounts:

 Net loss                              ($.60)     ($.67)     ($.38)     ($.25)
                                     =======    =======    =======    =======

 See notes to consolidated financial statements.

                               AVATAR HOLDINGS INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                           (Unaudited)
                                      (Dollars in Thousands)

                                                     For the nine months ended
                                                              September 30,
                                                     -------------------------
                                                            1995        1994
                                                          -------     -------
 OPERATING ACTIVITIES
  Net loss                                                ($5,444)    ($6,077)
  Adjustments to reconcile net loss to
   net cash (used in) provided by operating activities:
     Depreciation and amortization                          7,737       5,967
     Deferred gross profit                                    901       1,752
     Cost of sales not requiring cash                       2,506       1,627
     Trading account profit, net                           (8,073)     (2,288)
     Changes in operating assets and liabilities:
            Restricted cash                                (2,084)         67
            Investments - trading                           9,000           -
            Principal payments on contracts receivable     14,859      15,483
            Receivables                                    (9,258)     (7,664)
            Other receivables                                 217         303
            Inventories                                   (20,373)     (6,507)
            Other assets                                     (732)     (1,635)
            Accounts payable and accrued and other
            liabilities                                     3,227       6,251
                                                          -------     -------

 NET CASH (USED IN) PROVIDED BY OPERATING  ACTIVITIES      (7,517)      7,279

 INVESTING ACTIVITIES
   Investment in property, plant and equipment            (13,109)    (10,618)
                                                          -------     -------

 NET CASH USED IN INVESTING ACTIVITIES                    (13,109)    (10,618)

 FINANCING ACTIVITIES
   Net proceeds from revolving lines of credit
   and long-term borrowings                                38,103      14,463
   Principal payments on revolving lines of credit
   and long-term borrowings                               (17,147)    (14,673)
                                                          -------     -------

 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       20,956        (210)
                                                          -------     -------

 INCREASE (DECREASE)  IN CASH                                 330      (3,549)

   Cash at beginning of period                              4,560       7,178
                                                          -------     -------
 CASH AT END OF PERIOD                                     $4,890      $3,629
                                                          =======     =======

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows -- continued
                                      (Unaudited)
                                (Dollars in thousands)


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                     For the nine months ended
                                                              September 30,
                                                     -------------------------

   Cash paid during the period for:                          1995       1994
                                                           -------    -------
     Interest (net of amount capitalized of $1,825 and
               $1,180 in 1995 and 1994, respectively)       $6,320     $4,861
                                                           =======    =======
     Income taxes                                           $1,288       $276
                                                           =======    =======


 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                             1995       1994
                                                           -------    -------

   Contributions in aid of construction                     $1,668       $859
                                                           =======    =======


 See notes to consolidated financial statements.

              AVATAR HOLDINGS INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements (Unaudited)
                     (Dollars in thousands)

 Basis of Statement Presentation and Summary of Significant
 Accounting Policies

      The consolidated balance sheets as of September 30, 1995 and December 31, 1994, and the related consolidated statements of operations for the nine month and three month periods ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      For  a  complete  description  of  the   Company's  other
 accounting policies,  refer  to Avatar  Holdings  Inc.'s  1994
 Annual  Report  on  Form  10-K  and  the  notes   to  Avatar's
 consolidated financial statements included therein.

 Reclassifications

      Certain amounts presented for 1994 have been reclassified in the financial statements for comparative purposes.

 Net Loss Per Common Share

      For the nine  and three months  ended September 30,  1995
 and 1994, net loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

 Restricted Cash

      Restricted cash includes collections of monthly payments totaling $971 at September 30, 1995, on pledged mortgage notes receivable. These collections will be applied to reduce the related mortgage trust notes. Also included in restricted cash, at September 30, 1995, are utility deposits of $70, as well as housing and vacation ownership deposits of $2,520 which have been placed in escrow. The housing deposits will become available to the Company when the housing contracts close and the vacation ownership deposits will become available upon approval from the state of Tennessee.

 Investments - trading

      The Company classifies all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value, and both realized and unrealized gains and losses are included in net trading account profit. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by brokerages .

      Avatar's investment portfolio at September 30, 1995 and December 31, 1994 included corporate bonds and other bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities. The portfolio also includes obligations for securities which have been sold that the Company does not own and will, therefore, be obligated to purchase at a future date. Such obligations have been recorded at the fair market value of the securities and contain an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the fair market value price.


      The following table sets forth the fair values of investments (including securities sold short which are valued at the cost to purchase):

                                   September 30,  December 31,
                                       1995           1994
                                   -------------  ------------
 Corporate bonds                         $27,699       $21,352
 Other rated bonds                           508             -
 Non-rated bonds                          13,047        13,069
 Equity securities                         5,678         8,472
 U.S. Government and Agency securities         -         1,930
 Money market accounts                     5,145        11,065
 Less:
    Securities sold short                   (382)       (1,856)
    Forward foreign exchange contracts         -        (2,450)
                                         -------       -------
       Total market value                $51,695       $51,582
                                         =======       =======

       Aggregate cost                    $46,123       $52,717
                                         =======       =======

      The portfolio at December 31, 1994 included certain forward foreign exchange contracts, with a fair value (carrying amount) of $2,450, used by portfolio managers to hedge the foreign currency risk associated with certain bonds denominated in foreign currency. As of September 30, 1995, the portfolio does not include any forward foreign exchange contracts. The average fair value during 1995 and 1994 of forward foreign exchange contracts was $1,819 and $3,025.

 Contracts, Mortgage Notes and Other Receivables

      Contracts,  mortgage   notes,   and  other   receivables   are
 summarized as follows:

                                               September 30,  December 31,
                                                   1995           1994
                                               -------------  ------------
 Contracts and mortgage notes receivable             $92,549      $101,280
 Notes and other receivables                           5,808         5,948
                                                     -------      --------
                                                      98,357       107,228
                                                     -------      --------
 Less:
     Deferred gross profit                            28,488        30,221
     Allowance for doubtful accounts                     993         1,387
     Market valuation reserve                            873         1,184
     Other                                             3,298         3,012
                                                     -------       -------
                                                      33,652        35,804
                                                     -------       -------
                                                     $64,705       $71,424
                                                     =======       =======

 Land and Other Inventories

 Inventories consist of the following:

                                                September 30,  December 31,
                                                    1995            1994
                                                -------------  ------------
 Land developed and in process of development         $92,125      $80,629
 Land held for future development or sale              34,596       34,730
 Dwelling units completed or under construction        12,476        8,720
 Other                                                  1,553        1,558
                                                     --------     --------
                                                     $140,750     $125,637
                                                     ========     ========

 Minority Interest in Consolidated Subsidiaries


      Minority  interest   in  consolidated   subsidiaries   is
 represented  by   preferred   stock   of   Avatar   Utilities'
 subsidiaries. Total preferred stock outstanding is as follows:

                                          September 30,      December 31,
                                              1995               1994
                                          -------------      ------------
 9% Cumulative preferred stock                   $9,000            $9,000
 Other                                               62                59
                                                 ------            ------
                                                 $9,062            $9,059
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

      Charges to operations recorded as "Other expenses" relate to preferred stock dividends of subsidiaries for the nine months ended September 30, 1995 and 1994, which amount to $610 and $610, respectively, and for the three months ended September 30, 1995 and 1994 amounted to $202 and $203, respectively.

Income Taxes

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 1995 and 1994 are as follows:

                                                                 1995     1994
                                                               -------   ------
Deferred income tax assets
  Net operating loss carryforward                              $14,000   $9,000
  Tax over book basis of land inventory                         21,000   21,000
  Unrecoverable land development costs                           4,000    5,000
  Tax over book basis of depreciable assets                      5,000    5,000
  Alternative minimum tax and investment tax credit carryforward 5,000    5,000
  Other                                                          2,000    2,000
                                                               -------  -------
Total deferred income taxes                                     51,000   47,000

  Valuation allowance for deferred income tax assets           (40,000) (35,000)
                                                               -------  -------
Deferred income tax assets after valuation allowance            11,000   12,000

Deferred income tax liabilities
  Book over tax income recognized on land sales                 (3,000)  (3,000)
  Deferred carrying charges on utility plant                    (3,000)  (3,000)
  Other                                                         (5,000)  (6,000)

Total deferred income tax liabilities                          (11,000) (12,000)
                                                               -------  -------
Net deferred income taxes                                           $0       $0
                                                               =======  =======


     The provision for income taxes for the nine months and three months ended September 30, 1995 and 1994 consists of the following:

                                         Nine months        Three months
                                       1995      1994      1995      1994
                                      ------    ------    ------    ------
Federal:
  Current                                  -         -         -     ($255)
  Deferred                                 -         -         -         -
                                      ------    ------    ------    ------
                                           -         -         -      (255)
State:
  Current                                  -         -         -         -
  Deferred                                 -         -         -         -
                                      ------    ------    ------    ------
                                           -         -         -         -

Total                                      -         -         -     ($255)
                                      ======    ======    ======    ======


      A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 34% for the nine months and three months ended September 30, 1995 and 1994 is as follows:

                                               Nine months      Three Months
                                              1995     1994     1995    1994
                                            -------  -------  -------  ------
Income tax (credit) computed at statutory
  rate                                      ($1,851) ($2,066) ($1,178)  ($848)
Income tax effect of non-deductible dividends
  on preferred stock of subsidiary              207      207       69      68
State income tax (credit),  net of
  federal effect                               (180)    (209)    (126)   (108)
Other                                          (176)      68      235    (367)
Change in valuation allowance on  deferred
  tax assets                                  2,000    2,000    1,000   1,000
                                             ------   ------   ------   -----
Provision (credit) for income taxes              $0       $0       $0   ($255)
                                             ======   ======   ======   =====



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

      On November 1, 1994, certain private parties filed a civil action against Avatar in Rock County Circuit Court, Wisconsin. (Alderman, et al v. Avatar Holdings Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and other named defendants disposed of various substances at the Site, thereby causing contamination of the groundwater source used by the plaintiffs. The parties have negotiated a settlement in principle by which the defendants have agreed to pay the plaintiffs an aggregate of $3,600 in damages. A final settlement will depend upon, among other things, an agreement among the defendants regarding the allocation of payment obligations. Most of the defendants' settlement payments will go towards the construction and implementation of a municipal water supply system extension, as required by the ROD. If a final settlement cannot be reached, Avatar has available to it a number of factual and legal defenses, which if successful, would eliminate or substantially reduce Avatar's potential liability.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)


 RESULTS OF OPERATIONS

      Operations for  the nine  and three  month periods  ended
 September 30, 1995, resulted in a net loss of $5,444 and $3,464 or $.60 and $.38 per share, respectively, compared to a net loss of $6,077 and $2,240 or $.67 and $.25 and per share, respectively, for the same periods of 1994. The improvement in operations for the nine months is primarily a result of increased trading account profits. The decline in operations for the three months is primarily a result of an increase in net interest expense.

      Avatar's real estate revenues for the nine and three months ended September 30, 1995, increased $6,433 or 20.1% and $4,347 or 45.3%, respectively, while real estate expenses increased $12,502 or 36.3% and $5,275 or 46.3%, respectively, when compared to the same periods of 1994. The increase in real estate revenues for the nine month period ended September 30, 1995 is generally a result of increased housing and vacation ownership sales and increased resort revenues partially offset by a 1994 bulk land sale. The increase in real estate revenues for the three month period ended September 30, 1995 is primarily due to increased housing and vacation ownership sales and a bulk land sale. The increase in real estate expenses for the nine and three month periods ended September 30, 1995, when compared to the same periods of 1994, is essentially a result of a change in the sales mix between product lines within the Company's real estate operations and increased selling expenses related to new projects within the home-building and vacation ownership operations.

      Data from home-building operations for the nine months and three months ended September 30, 1995 and 1994 is summarized as follows :

                                      Nine Months            Three Months
                                    1995       1994        1995         1994
                                   ------     ------      ------       -------
 Units closed
   Number of units                      87         54          32           26
   Aggregate dollar volume          $7,406     $4,604      $2,726       $2,443
   Average price per unit              $85        $85         $85          $94

 Units sold, net
   Number of units                     161         75          52           28
   Aggregate dollar volume         $29,773     $5,935      $5,408       $2,413
   Average price per unit             $185        $79        $104          $86

 Backlog                              September 30,
                                     1995       1994
                                    ------     ------
   Number of units                     153         85
   Aggregate dollar volume         $29,131     $7,224
   Average price per unit             $190        $85



      Utility revenues for the nine months and three months ended September 30, 1995, increased $1,037 or 4.8% and $372 or 5.5%, respectively, when compared to the same periods of 1994. The increase in utility revenues is primarily attributable to increases due to rate cases settled in the latter part of 1994. Utility expenses for the nine and three months ended September

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

 RESULTS OF OPERATIONS -- continued

 30,  1995,   increased  $1,001 or  5.8%  and  $303  or   5.4%,
 respectively, when compared to the  same periods of 1994.  The
 increase  in  utility  expenses  is  due  to   higher  utility
 operating costs.

      Interest income for the nine and three months ended September 30, 1995, decreased $1,296 or 15.3% and $499 or 17.9%, respectively, when compared to the same periods for 1994. The decline in interest income is due in part to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $92,549 at September 30, 1995, compared to $104,823 at September 30, 1994.

      Trading account profit, net for the nine and three months ended September 30, 1995, increased $6,323 and $1,263, respectively, compared to the same periods for 1994. Trading account profit represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers.

      General and administrative expenses for the nine and three months ended September 30, 1995, decreased $865 or 11.0% and increased $148 or 6.1%, respectively, compared to the same periods of 1994. The decrease for the nine months ended September 30, 1995 is mainly attributable to reductions in the accrual for incentive compensation and expenses related to a legal settlement included in 1994. The increase for the three months ended September 30, 1995 is due, in part, to an increase in the accrual for incentive compensation when compared to 1994.

      Interest expense for the nine and three months ended September 30, 1995, increased $100 or 1.2% and $924 or 43.1%, respectively, compared to the same periods of 1994. The increase for the three months is principally attributable to the capitalization of interest of $ 588 for 1995 compared to $1,180 in 1994.


 LIQUIDITY AND CAPITAL RESOURCES

      Avatar's primary business activities, which include housing, vacation ownership, retail land sales, land development, resort operations and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows and external borrowings. Maturities for 1995 and 1996 include $4,000 and $57,564, respectively, of the Company's bank credit lines. Avatar intends to secure an extension or refinancing of such credit lines; however, there can be no assurance that Avatar will be able to do so.

      Avatar had $51,695 in investments, at September 30, 1995, which were classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds. During the three months ended September 30, 1995, the Company withdrew $9,000 from its portfolio to fund operations.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

 LIQUIDITY AND CAPITAL RESOURCES - continued

      A portion of the investment portfolio collateralizes a $36,000 line of credit which had an outstanding balance at September 30, 1995, of $36,000 and will mature during the second quarter of 1996.

      In April 1995, the Company entered into Mortgage and Security Agreements ( the "Agreements" ) with respect to the land development and construction of the Harbor Islands project. The Agreements provide for borrowings up to $29,000 at prime plus 1.5% with repayments over periods of 36 to 42 months. Under the terms of the Agreements, borrowings are secured primarily by land and inventories of the Harbor Islands project and the Company is required to maintain minimum levels of net worth, as defined. At September 30, 1995, the outstanding balance was $6,349.

      On October 5, 1995, the Company obtained various loans with respect to its vacation ownership operations at Sunrise Ridge Resorts. These loans provide for borrowings up to $13,000 with interest rates ranging from prime plus 2.00% to prime plus 2.25%. Under the terms of the loans, borrowings are secured primarily by land and inventories at Sunrise Ridge Resort and certain contracts receivable. The Company is required to maintain minimum levels of net worth, as defined in the loan agreements pursuant to which such loans were made. At October 31, 1995, the outstanding balance was approximately $2,000.

 PART II -- OTHER INFORMATION

 Item 1. Legal Proceedings

      The information, which is set forth in the final paragraph under the caption "Contingencies" in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of
 Part I of this Report, relating to the November 1, 1994 civil action against Avatar, is incorporated herein by reference.


 Item 6. Exhibits and Reports on Form 8-K

 Exhibits

      10(m)    Employment Agreement, dated July 27, 1995,   by
               and  between  Avatar  Holdings Inc.  and  Edwin
               Jacobson (filed herewith)

      27       Financial Data Schedule (filed herewith)

 Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 1995.

 SIGNATURES

      Pursuant to the requirements  of the Securities  Exchange
 Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AVATAR HOLDINGS INC.

      Date: November 14, 1995        By:  /s/ Lawrence L.  Colditz
            -----------------             ------------------------
                                          Lawrence L.  Colditz
                                          Controller


      Date: November 14, 1995        By:  /s/ Charles L. McNairy
            -----------------             ------------------------
                                          Charles L. McNairy
                                          Executive   Vice   President,
                                          Treasurer and Chief Financial
                                          Officer

 Exhibit Index

   10(m)    Employment Agreement,  dated  July  27,  1995  by  and
            between Avatar Holdings Inc. and Edwin Jacobson (filed
            herewith).....................................................   18


   27       Financial Data Schedule (filed herewith)......................   48