Form 10-K405
period 1995-12-31
AVATAR HOLDINGS INC
filed 1996-03-29
CIK 39677

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington,  D.C.  20549

                                 FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995 -- Commission File Number 0-7616
                          -----------------                           ------


                           AVATAR HOLDINGS INC.
                           --------------------
          (Exact name of registrant as specified in its charter)
                  Delaware                                   23-1739078
  -------------------------------------------            -------------------
  (State or other jurisdiction of                          (I.R.S.  Employer
  incorporation or organization)                          Identification No.)

  255 Alhambra Circle,  Coral Gables, Florida                    33134
  -------------------------------------------            --------------------
  (Address of principal executive offices)                    (Zip code)

  Registrant's telephone number, including area code:  (305)  442-7000

  Securities registered pursuant to section 12(g) of the Act:


                      Common Stock,  $1.00 Par Value
                      ------------------------------
                             (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                           Yes   X       No
                               -----        -----

  Indicate by check mark if disclosure  of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

  Aggregate market value of the voting stock held by non-affiliates of the registrant was $299,557,442 as of February 29, 1996.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       As of February 29, 1996, there were 9,095,102 shares of common stock, $1.00 par value, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

  Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                  1 of 60

                           AVATAR HOLDINGS INC.

                       1995 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS

  PART I                                                            Page
  ------                                                            ----
  Item 1.   Business .............................................    3

  Item 2.   Properties............................................    7

  Item 3.   Legal Proceedings.....................................    7

  Item 4.   Submission of Matters to a Vote of Security-Holders...    9

  Executive Officers of the Registrant............................   10


  PART II
  -------
  Item 5.   Market for Registrant's Common Stock and Related
            Stockholder Matters...................................   12

  Item 6.   Selected Financial Data...............................   13

  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................   14

  Item 8.   Financial Statements and Supplementary Data...........   20

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures..................   48


  PART III
  --------
  Item 10.  Directors and Executive Officers of the Registrant....   48

  Item 11.  Executive Compensation................................   48

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management........................................   48

  Item 13.  Certain Relationships and Related Transactions........   48


  PART IV
  -------
  Item 14.  Exhibits,Financial Statement Schedules, and Reports
            on Form 8-K...........................................   49

  Exhibit Index....................................................  55

                                  PART I
                                  ------

  Item 1.   Business

       Avatar  Holdings  Inc.  (a  Delaware  corporation incorporated in
  1970) and its subsidiaries (collectively, "Avatar" or the "Company") are engaged in two principal business activities: real estate and water and wastewater utilities operations. Avatar's real estate operations, which are located in the states of Florida, Arizona, California, and Tennessee, include: development, construction and sale of single family and multifamily housing communities; development, sale and management of vacation ownership intervals; development and sale of improved and unimproved homesites and commercial/industrial land tracts; operations of amenities and resorts; cable television operations and property management services. Avatar provides financing for a large portion of its homesite sales, mainly under a deed and mortgage arrangement. Avatar's utility operations consist of water and wastewater treatment plants which serve communities in Florida and Arizona, as well as contract management services to various utility companies. During 1995, approximately 71% and 29% of the total revenues were generated through real estate and utility operations, respectively.

       Avatar's business strategy emphasizes housing sales, sales of vacation ownership intervals, retail and industrial real estate development, and resort operations. Certain of Avatar's properties are being developed and such developments are at various stages of completion.

       Information regarding revenues, results of operations and assets of the business segments noted above are included in Item 8 under the caption "Notes to Consolidated Financial Statements".

  Real Estate

       Avatar's assets include real estate inventory in the states of Florida, Arizona, California and Tennessee. In its Florida communities of Harbor Islands, Poinciana, Barefoot Bay, Cape Coral, Golden Gate and Leisure Lakes, as well as in its Arizona community of Rio Rico and its property in Tennessee, Avatar's activities include the construction and sale of single family and multifamily housing, the construction, sale and management of vacation ownership units and the sale of homesite and industrial/commercial land , with the types of activities varying from community to community. Avatar owns other sites including Banyan Bay in Martin County, Florida; Ocala Springs in Marion County, Florida; and Woodland Hills in Los Angeles County, California.

       The Harbor Islands Project encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for future parks, adjoining the Intra-coastal Waterway in Hollywood, Florida. The Company can build up to 2,400 residential units, including single family homes, townhomes, villas and mid and high-rise condominium units in this water-oriented community. Additionally, this community will include a 196-boat slip marina for which the initial phase of construction has been completed. As of December 31, 1995, deposits on sales were
  received for  50 single  family homes  and one  estate homesite,   and
  refundable deposits on reservations also were received for seven townhomes, two single family homes, and seven estate homesites. Net sales and reservations have a combined sales value of approximately $26,500,100. Avatar expects to deliver these single family homes and the estate homesite during 1996.

       Poinciana, located in central Florida approximately 21 miles south of Orlando and ten miles from Walt Disney World, encompasses 47,000 acres of land, approximately 16,100 of which are owned by Avatar. This planned community development includes subdivisions for
  single  family,   multifamily  and
  manufactured housing, and commercial/industrial areas. Since 1971, 21,948 homesites have been sold, and approximately 4,827 housing units, primarily single family houses and townhouses, have been constructed by Avatar and other non-affiliated builders. As of December 31, 1995, approximately 14,300 developed and undeveloped single family homesites, and approximately 4,800 acres of land zoned for industrial/commercial/institutional and multifamily use remained in inventory at Poinciana. Avatar's housing programs in Poinciana include its communities of Regency Pointe, Crescent Lakes and Cypress Woods, as well as scattered lot housing programs. Regency Pointe, a 96 home community, is expected to be completely sold during 1996. At December 31, 1995, only 14 lots at Regency Pointe remained available for sale. The grand opening of Heatherstone, the first phase of Crescent Lakes, a 904 home community, and The Oaks at Cypress Woods occurred during 1995. Additionally, platting, design, and engineering of 90 homes began for Laurel Run at Crescent Lakes. At December 31, 1995, Avatar had contracts at Poinciana to construct 66 single family units with a related sales value of approximately $5,926,000. Avatar also owns and operates a 31,100 square foot shopping center at Poinciana that was 99% occupied at December 31, 1995. Recreational facilities owned and operated by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club with a swimming pool, a community center and a series of nature walks and trails.

       Barefoot Bay is located on Florida's east coast, midway between Vero Beach and Melbourne. Avatar's operations at Barefoot Bay include the sale of manufactured homes and homesites. Since operations commenced in 1970, approximately 95% of the 5,020 available homesites have been sold. Avatar also owns and operates a 13,420 square foot shopping center in Barefoot Bay that was 90% occupied at December 31, 1995, an 18-hole executive golf course, a community center, swimming pools, tennis courts, a private beach and a fishing pier. Avatar also owns 58 acres of land adjacent to Barefoot Bay, which it is holding for future development, sale or other use.

       Cape Coral, located on Florida's west coast seven miles west of Fort Myers, is a 60,700-acre community, of which approximately 3,900 acres are owned by Avatar. Its population has increased from 11,470 in 1970 to approximately 87,500 in 1995. Remaining inventory, at December 31, 1995, included approximately 8,000 developed and undeveloped single family homesites and approximately 800 acres of land zoned for commercial, industrial and multifamily use. Avatar's housing programs in Cape Coral include: Emerald Cove, a 101 home community; The Hermitage, an upscale gated waterfront community consisting of 19 oversized homesites; and scattered lot programs. At December 31, 1995, Avatar had contracts at Cape Coral to construct 32 single family units with a related sales value of approximately $5,096,000. Avatar owns and operates the Camelot Isles Shopping Center, a 70,000 square foot retail center. At December 31, 1995, the shopping center was 100% occupied. Avatar's Tarpon Point Marina, which is located in Cape Coral, accommodates 175 vessels and features dockmaster facilities, a ship's store and fueling facilities. The Camelot Marina, for which the initial phase of construction was completed in 1991, will accommodate 76 vessels and will feature 3,500 feet of boardwalk upon completion. Other amenities available to the residents of Cape Coral include Avatar's recently renovated Cape Coral Golf and Tennis Resort featuring an 18-hole championship golf course, a nine-hole executive golf course, eight tennis courts and a 100-room motel.

       Golden Gate City, located east of Naples in southwest Florida, had remaining inventory at December 31, 1995 of 36 single family and duplex homesites, 48 acres of land zoned for multifamily use and 12 acres zoned for commercial use.

       Golden Gate Estates includes 2,497 acres of land subdivided into 5,800 homesites. Remaining inventory as of December 31, 1995, included 65 homesites of varying size, the majority of which are approximately 1 and 1-1/4 acre homesites, and 8,000 acres of land held for future use.

       Avatar's land holdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consist of approximately 3,400 homesites in inventory at December 31, 1995. Amenities at Leisure Lakes include a nine-hole executive golf course, a small lakefront motel, tennis courts, shuffleboard courts, a swimming pool, a club house with pro shop, a coffee shop, a private beach, a boat ramp, a card room and various lakes available for water sports.

       Rio Rico, a 55,000-acre community development in southern Arizona, is located 57 miles south of Tucson. This community, with a population of approximately 8,000 residents, consists of single family homes and townhouses and includes several areas zoned for commercial and industrial development. Avatar owns and operates a 180-room hotel complex, an 18-hole Robert Trent Jones designed championship golf course and a 36,800 square foot shopping center, which was 95% occupied as of December 31, 1995. Remaining inventory, at Rio Rico at December 31, 1995, included approximately 5,600 single family homesites, approximately 1,000 acres of land zoned for commercial, industrial and multifamily use, 7,300 acres of land held for future development, sale or other use and 2,838 acres of undeveloped mountain range reserved for open space.

       Avatar's real estate activities also include the construction, sale and management of vacation ownership intervals. As of December 31, 1995, 1,945 unit weeks had been sold and 967 unit weeks remained in inventory at Poinciana. During 1995, Avatar has continued
  designing and  developing    additional  vacation  ownership units  in
  Poinciana.

        In 1995, Avatar began the development, construction and sale of vacation ownership intervals at its Sunrise Ridge property in Pigeon Forge, Tennessee. As of December 31, 1995, 846 unit weeks had been sold, 593 unit weeks remained in inventory, and 754 unit weeks remained available for sale for the units currently under construction.

       Banyan Bay, located in Martin County, Florida, comprises 251 acres of land. Avatar plans to develop a medium-density residential development of two and four story condominiums in Banyan Bay.

       Ocala Springs, located five miles northeast of Ocala in Marion County, Florida, is comprised of approximately 4,600 acres of land. The concept plan for this project provides for 700 single family ranchettes on 1-1/4 to 1-1/2 acre lots, 4,500 single family homesites on 1/4 to 1/2 acre lots, 400 homesites for manufactured housing and 1,000 multifamily condominium units. Avatar also plans to construct at Ocala Springs an 18-hole golf course, and develop more than 130 acres which will be used for commercial, industrial and service facilities. Appropriate state, regional and local governmental agencies have reviewed these plans and the plat for Phase I has been filed with and accepted by Marion County.

       Woodland Hills, located in northwest Los Angeles County, California, consists of the Natoma tract that encompasses approximately 350 acres of land. Conceptual planning for this tract has been completed for 66 luxury homesites. The Company has filed an environmental impact report which has been accepted by the City of Los Angeles.

       In addition to the real estate holdings described above, Avatar owns approximately 3,500 acres of land in Florida that is being held for future development or bulk sales.

  Utilities

       Avatar's water and wastewater treatment facilities include 17 water treatment facilities and eleven wastewater treatment facilities serving six communities in Florida (including Poinciana, Barefoot Bay, and Golden Gate) and Rio Rico, Arizona. These facilities provide for the treatment, distribution and sale of water for public and private use, and the treatment and disposal of wastewater. At December 31, 1995, Avatar's utility operations had approximately 39,000 water customers and 31,000 wastewater customers.

       An Avatar subsidiary provides consulting, data processing, customer billing and other related services to all Avatar utility operating subsidiaries. In addition, it provides these services and others, including plant operations and maintenance, meter reading, customer service, and payment remittance services, to 23 non-affiliated utilities, both public and private. Notable contracts include a five year contract for water/wastewater system operation and maintenance for Celebration, the new project under construction by Disney Development Company, and a meter reading contract for Fort Pierce Utilities Authority.


  Employees

       As of December 31, 1995, Avatar employed approximately 1,152 individuals on a full-time or part-time basis. In addition, Avatar employs the services of such additional personnel as may be required to perform various land development activities. Avatar's relations with its employees are satisfactory, and there have been no work stoppages.

  Regulation

       Avatar's real estate operations, including planning, zoning, design, construction of improvements, environmental considerations and sales activities are regulated by various local, regional, state and federal agencies, including the Federal Trade Commission (FTC). For its community developments in Florida, Tennessee and Arizona, state laws and regulations may require the filing of registration statements, copies of promotional materials and numerous supporting documents, and the delivery of an approved disclosure report to purchasers, prior to the execution of a sales contract. In addition to Florida, Tennessee and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development. Avatar's homesite installment sales activities are required to comply with the Federal Consumer Credit Protection ("Truth-in-Lending") Act.

       Avatar's utility operations and rate structures are regulated by various federal, state and county agencies and must comply with federal and state treatment standards. All sources of water and wastewater effluent are required to be tested on a regular basis and purified in order to comply with governmental standards. Avatar is subject to various federal, state and local environmental laws and regulations. The Company does not anticipate that it will incur material capital expenditures for environmental matters for 1996 and 1997.

       The Company believes it is in compliance with applicable laws and regulations in all material respects.

  Competition

       Avatar's real estate operations, particularly in the state of Florida, are highly competitive. In its sales of homesites and housing units, Avatar competes as to price and product with several community development companies for the discretionary income of individuals who desire to relocate or establish a second home in Florida or Arizona. In recent years, there have been extensive land development projects in the geographical areas in which Avatar operates. The vacation ownership sales business is also highly competitive with companies throughout the United States and abroad selling vacation ownership intervals on terms similar to those offered by Avatar.

  Item 2.   Properties

       Avatar's real estate operations are described in Item 1 above. Land developed and in the process of being developed, or held for investment and/or future development, had an aggregate cost of approximately $130,105,000 as of December 31, 1995.

       Avatar's utility operations  include water and  wastewater plants
  and equipment located in Florida and Arizona.   Such properties had  a
  net book value of  $177,230,000 at December 31, 1995.

       Avatar's corporate headquarters are located at 255 Alhambra Circle, Coral Gables, Florida, and occupy 27,915 square feet of leased office space. For additional information concerning properties leased by Avatar, see Item 8, "Notes to Consolidated Financial Statements."

  Item 3.   Legal Proceedings

       Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

       On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company, a utility subsidiary of Avatar, in the U.S. District Court for the Middle District of Florida. (United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21(D)). The complaint alleges that the Waterway Estates wastewater treatment plant, located in Lee County, Florida, operated in violation of the Federal Clean Water Act, 33 U.S.C. S1251 et seq at various times during the period from October 1, 1988 through July 14, 1992. The Federal Clean Water Act provides for maximum civil penalties of $25,000 per day for each violation. On May 5 and June 26, 1995, the United States amended the complaint to include allegations against Florida Cities Water Company for violations of the Federal Clean Water
  Act at  two  other  wastewater   treatment
  plants, at Barefoot Bay, located in Brevard County, and Carrolwood, located in Hillsborough County, Florida. The amended complaint alleges that the three wastewater treatment plants were operated for various periods of time without a federal discharge permit and that, subsequently, certain pollutants were discharged in excess of applicable federal permit limitations. In addition, the government amended the complaint to include Avatar Holdings Inc., the ultimate parent corporation,as a defendant. As a result of the Court's disposition of two previous motions for partial summary judgment, the Government's claims that the Brevard County and Hillsborough County plants made discharges without operating permits have been rejected, but the Court found that the Waterway Estates plant did discharge from an unpermitted location and made discharges without an operating permit. The Court also found each plant made discharges in excess of permit limitations at various times during the period alleged. The Court found, however, that the parent corporation had no liability for the claims of unpermitted discharges at any of the three plants; the Court has not ruled on the parent corporation's liability for any remaining claims. Accordingly, the principal issues remaining in the case relate to calculations of penalties, if any, due for discharges from the plants which were allegedly not in accordance with the applicable permits and administrative orders, and for the discharges made without an operating permit at the Waterway Estates plant and whether the parent corporation has any liability for the remaining claims. The trial has been scheduled to commence in March 1996. Based upon the information currently available to it, Avatar believes that it has strong defenses to the amended complaint and intends to pursue those defenses vigorously.

       On March 1, 1994, the Wisconsin Department of Natural Resources (the "Department") notified Avatar that the Department had recently issued a second Record of Decision ("ROD") in connection with the Edgerton Sand & Gravel Landfill site (the "Site"). The ROD calls for the City of Edgerton's public water supply system to be extended to the owners of private wells in the vicinity of the Site. The ROD also states that other work related to soil and groundwater remedial action would be required at the Site. The Department demanded that all potentially responsible parties ("PRPs") associated with the Site organize into a PRP group to undertake the implementation of the ROD. Avatar responded in writing to the Department. No further action has been taken since by the Department against Avatar in connection with the ROD.

       On November 1, 1994, certain private parties filed a civil action against Avatar and twenty other defendants in Rock County Circuit Court, Wisconsin. (Alderman, et al v. DT Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and the other named defendants disposed of various substances at the Site, thereby causing contamination of the groundwater source used by the plaintiffs. On March 8, 1996, the plaintiffs entered into a settlement agreement with seventeen of the named defendants, including Avatar (the "Settling Defendants"). The Settling Defendants have agreed to pay the plaintiffs an aggregate of $3,178,530 in damages (of which Avatar's share is $548,000). Under the terms of the settlement, the Settling Defendants receive: a release and covenant not to sue from the plaintiffs; a release, covenant not to sue and contribution protection from the Department in connection with operating and maintenance costs at the Site; and releases and covenants not to sue from those Settling Defendants who have incurred cleanup costs at the Site. The settlement, however, will not be effective if the costs of constructing and operating the public water supply system exceeds $3,019,815 or the Wisconsin Department of Development fails to award the city of Edgerton a $750,000 grant in connection with the design and construction of the public water supply system. If the settlement does not become effective, Avatar has available to it a number of factual and legal defenses, which if successful, would eliminate or substantially reduce Avatar's potential liability.

   Item 4.  Submission of Matters to a Vote Security Holders

      None

  Executive Officers of the Registrant

       Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 1996.

       The following is a list of names and ages of all of the executive officers of Avatar, indicating all positions and offices with Avatar held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. All such persons have been elected to serve until the next annual election of officers (which is expected to occur on May 23, 1996) when they are reappointed or their successors are elected, or until their earlier resignation or removal.

  Name                 Age     Office and Business Experience
  ----                 ---     ------------------------------

  Leon Levy            70      Chairman  of   the   Board   since
                               January 1981;    General  Partner,
                               Odyssey  Partners,     L.P.,     a
                               private  partnership  engaged   in
                               investment,   trading and  related
                               activities;  Chairman of the Board
                               of  Oppenheimer  Funds;     former
                               Chairman of the  Board (1974-1985)
                               of Oppenheimer  Management  Corp.;
                               Director of   S.G. Warburg  & Co.,
                               Ltd.  (Jersey Funds).

  Edwin Jacobson       66      President  and   Chief   Executive
                               Officer   since   February   1994;
                               Chairman    of    the    Executive
                               Committee   since    June    1992;
                               President  and   Chief   Executive
                               Officer   of   Chicago   Milwaukee
                               Corporation   since   June   1985;
                               President  and   Chief   Executive
                               Officer of CMC  Heartland Partners
                               since   September   1990;      and
                               President  and   Chief   Executive
                               Officer,   since  June  1985,   of
                               Milwaukee  Land Company,   a  non-
                               diversified, closed-end management
                               investment    company,    publicly
                               traded since July 1993.

  Dennis J. Getman     51      Executive  Vice  President   since
                               March 1984.  Senior Vice President
                               from September 1981 to  March 1984
                               and    General    Counsel    since
                               September 1981.

  Charles L. McNairy   49      Executive  Vice  President   since
                               September 1993 and   Treasurer and
                               Chief  Financial   Officer   since
                               September   1992.   Senior    Vice
                               President from  September 1992  to
                               September 1993.  Vice President  -
                               Finance  from   January  1985   to
                               September 1992,  except from April
                               1987 to September 1988.

  Juanita I. Kerrigan  49      Vice President and Secretary since
                               September 1980.

  G. Patrick Settles   47     Vice President since  November 1986
                              and Assistant General Counsel since
                              September 1983.

  Jeffrey A. Sopshin   33     Vice  President   since   September
                              1995. Assistant Vice President from
                              April 1993    and  Controller  from
                              June  1994   to   September   1995.
                              Formerly Audit  Manager,    Ernst &
                              Young LLP from 1986 to 1993.

  Lawrence L. Colditz  31     Controller  since  September  1995.
                              Assistant      Controller      from
                              October  1992  to  September  1995.
                              Director  of  Financial  Accounting
                              from October 1991 to  October 1992.
                              Accounting  Manager  from   October
                              1990 to October 1991.

       The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted.

       No director or executive officer of Avatar has any family relationship with any other director or executive officer of Avatar.

                                  PART II
                                  -------

  Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters

       The Common Stock of Avatar Holdings Inc. is traded through the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol AVTR. There were 8,300 record holders of Common Stock at February 29, 1996.

       High and low quotations, as reported, for the last two years were:


                                        Quotations
                        --------------------------------------------
        Quarter Ended          1995                     1994
        -------------   -------------------      -------------------
                         High         Low         High         Low
                        ------       ------      ------       ------
        March 31        37 1/2       35 1/4      38 1/4       33 1/4

        June 30         37 3/4       35 1/2      36 1/2       34 3/4

        September 30    38 1/4       35          36 3/4       35 1/4

        December 31     38           34 1/4      38           33 1/2



       Avatar has not declared any cash dividends on Common Stock since its issuance and presently does not intend to pay any cash dividends. Avatar is subject to certain restrictions on the payment of dividends as set forth in Item 8, "Notes to Consolidated Financial Statements".

  Item 6.   Selected Financial Data

             FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA

              Dollars in thousands (except per-share data)


                                           Year ended December 31
                            -------------------------------------------------
                               1995      1994      1993      1992      1991
                            ---------  --------  --------  --------  --------

Statement of Income Data
------------------------
Revenues (1)               $102,165    $82,848   $126,048  $105,161  $104,083
                           =========  =========  ========  ========  ========
(Loss) income from continuing
 operations before extraordinary
 item and changes in methods
 of accounting             ($10,339)  ($14,621)    $5,474  ($4,342)  ($8,635)
                           =========  =========  ========  ========  ========

 Extraordinary item               -          -         -   ($2,402)        -
                           =========  =========  ========  ========  ========
Cumulative effect of change in
 method of accounting for
 income taxes                     -          -     ($964)        -         -
                           =========  =========  ========  ========  ========

Cumulative effect of change in
 method of accounting for
 investments (net of income
 taxes of $238)                   -          -      $388         -         -
                           =========  =========  ========  ========  ========
Per Share Data
--------------
(Loss) income from continuing
 operations before extraordinary
 item and changes in methods
 of accounting               ($1.14)    ($1.61)    $0.56    ($0.59)   ($1.17)
                           =========  =========  ========  ========  ========

Extraordinary item                -          -         -    ($0.32)        -
                           =========  =========  ========  ========  ========

Cumulative effect of change
 in method of accounting for
 income taxes                     -          -    ($0.10)        -         -
                           =========  =========  ========  ========  ========

Cumulative effect of change in
 method of accounting for
 investments (net of income
 taxes)                           -          -     $0.04         -         -
                           =========  =========  ========  ========  ========


Balance Sheet Data                                December 31
------------------         -------------------------------------------------
                              1995       1994      1993      1992      1991
                           ---------  ---------  --------  --------  --------
Total assets               $470,632   $446,577   $457,747  $474,448  $572,890
                           =========  =========  ========  ========  ========

Notes,  mortgage notes and
 other debt                $172,596   $140,962   $135,557  $235,491  $239,414

Less notes,  mortgage notes
 and other debt classified as
 property held for sale           -         -          -    41,075         -
                           ---------  ---------  --------- --------  --------

                           $172,596   $140,962   $135,557  $194,416  $239,414
                           =========  =========  ========  ========  ========


Stockholders' equity       $158,412   $168,751   $183,372  $144,639  $151,244
                           =========  =========  ========  ========  ========



(1) During 1993, the sale of the midwest water utilities was completed See Item 7; "Results of Operations"

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


                                                    Comparison of
                                           Twelve months ended December 31
                                         -----------------------------------
                                           1995 and 1994     1994 and 1993
                                         -----------------------------------
                                                 Increase (Decrease)
                                         -----------------------------------
                                              Change              Change
                                         -----------------------------------
       Revenues
       --------
       Real estate sales                        $12,118             $3,866
       Deferred gross profit on
         homesite sales                             997               (432)
       Utility revenues                           1,005            (17,293)
       Interest income                          (1,472)             (2,860)
       Gain on sale of subsidiaries                   -            (21,822)
       Trading account profit, net                6,570                342
       Other                                         99             (5,001)
                                               ---------          ---------
        Total revenues                           19,317            (43,200)

       Expenses
       --------
       Real estate expenses                      15,319              3,082
       Utility expenses                             272            (10,130)
       General and administrative expenses         (976)              1,604
       Interest expense                             420             (4,449)
       Other                                          -               (450)
                                               ---------          ---------
        Total expenses                           15,035            (10,343)
                                               ---------          ---------

       Loss  before income taxes and
        cumulative effect of changes
        in methods of accounting                (4,282)             32,857

       Income taxes                                  -             (12,762)
       Cumulative effect of changes
        in methods of accounting                     -                (576)
                                               --------           ---------
       Net loss                                ($4,282)            $19,519
                                               ========           =========


       Operations for the years ended December 31, 1995, 1994 and 1993 resulted in a pre-tax (loss) income before the changes in accounting methods of ($10,339), ($14,621), and $18,236, respectively. The decrease in pre-tax loss during 1995 compared to 1994 is attributable primarily to an increase in the pre-tax gain from net trading account profits of $6,570 which was partially mitigated by increased selling expenses and start up costs attributable to housing programs. The decline in operations during 1994 compared to 1993 was primarily attributable to a pre-tax gain of $21,822 in 1993 on the sale of the midwest water utilities, an adjustment to the estimated development liability for sold land of $4,532,

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

  RESULTS OF OPERATIONS -- continued

  resulting  from   the purchase of Rio  Rico Utilities in  1993, and an
  overall decline in revenues and profit contribution from utility operations in 1994 resulting from the sale of the midwest utilities.

       The financial statements for the year ended December 31, 1995 include the following amounts recorded in the fourth quarter: a decline due to an adjustment to the market value of investments of $790 and a provision of $1,250 due to an increase in the accrual relating to pending litigation.

        The financial statements for the year ended December 31, 1994 include the following amounts recorded in the fourth quarter: a loss of $1,402 due to the decline in market value of investments, a loss of $1,500 due to the write down of a certain inventory tract to net realizable value and a provision of $1,000 due to an increase in the accrual related to pending litigation.

       Avatar uses the installment method of profit recognition for homesite sales. Under the installment method the gross profit on recorded homesite sales is deferred and recognized in income of future periods, as principal payments on contracts are received. Fluctuations in deferred gross profit result from deferred gross profit on current homesite sales minus recognized deferred gross profit on prior years' homesite sales.

       In accordance with the Company's business plan, in 1995, the Company continued to develop a diversified mix of products and services by introducing additional homebuilding products, expanding vacation ownership operations, developing amenities and support facilities, expanding property contract management services and converting land holdings into income producing operations. Homesite sales for 1995 were comparable to 1994 levels.

       Gross real estate revenues increased $12,118 or 27.6% during 1995 when compared to 1994 and $3,866 or 9.7% during 1994 when compared to 1993. The increase in real estate revenues for 1995 when compared to 1994 is primarily a result of increased homebuilding and vacation ownership sales volume. Homebuilding revenues increased $5,860 or 79% in 1995 when compared to 1994, while vacation ownership revenues increased $6,069 or 401% in 1995 when compared to 1994. The increase in homebuilding revenues is a result of the Company's increased focus developing this product line. The increase in vacation ownership revenues is attributable to sales at the new Sunrise Ridge Resort.
  Real estate expenses increased $15,319 or 30.3% in 1995 when compared to 1994 and $3,082 or 6.5% in 1994 when compared to 1993. The increase in real estate expenses for 1995 when compared to 1994 is primarily a result of increased selling expenses and start up costs attributable to housing programs. Margins for 1995 have declined slightly from those of 1994 for homebuilding, vacation ownership, and homesite operations. The increase in real estate revenues for 1994 when compared to 1993 is primarily a result of a bulk land sale and increased homesite and vacation ownership sales volume. The increase in real estate expenses for 1994 when compared to 1993 is primarily a result of a write-down of a parcel of land adjacent to Avatar's Barefoot Bay community and an overall increase in the cost of products sold due to the increased volume in real estate sales.

       The 1995 average selling prices of homesites were consistent with 1994 levels. The 1995 average selling prices of housing units closed were also consistent with 1994 levels. The average selling price of

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

  RESULTS OF OPERATIONS -- continued

  housing units in backlog of $210 at December 31, 1995 increased by 144% over 1994 prices due to sales at Avatar's Harbor Islands, which has an average sales price of $412.

       Data from home-building operations for the years ended 1995 and 1994 is summarized as follows:


                                       1995          1994
                                    --------      --------
  Units closed
  ------------
    Number of units                      150            86
    Aggregate dollar volume          $12,989        $7,354
    Average price per unit               $87           $86


  Units sold, net
  ---------------
    Number of units                      243           101
    Aggregate dollar volume          $39,917        $7,919
    Average price per unit              $164           $78

  Backlog                                 December 31
  -------
                                       1995          1994
                                    --------      --------
    Number of units                      152            59
    Aggregate dollar volume          $31,978        $5,050
    Average price per unit              $210           $86


       Utility revenues increased $1,005 or 3.5% during 1995 when compared to 1994 and decreased $17,293 or 37.6% during 1994 when compared to 1993. Utility expenses increased $272 or 1.1% during 1995 when compared to 1994 and decreased $10,130 or 29.1% during 1994 when compared to 1993. Utility revenues increased in 1995 as a result of rate increases and customer growth. Utility expenses increased accordingly with the customer growth. Utility revenues and expenses decreased in 1994 as a result of the sale of the midwest water utilities which closed on August 31, 1993. A comparison of utility operations held at December 31, 1994 to the prior period indicates revenues increased $2,257 or 8.5% in 1994 when compared to 1993 and expenses increased $4,169 or 20.5% in 1994 when compared to 1993. The increase in expenses for 1994 is primarily a result of a year of utility operations in Arizona, amounts accrued for pending litigation, and the amortization of rate case costs.

       Interest income decreased $1,472 or 13.2% during 1995 when compared to 1994 and $2,860 or 20.5% during 1994 when compared to 1993. The declines in interest income are primarily attributable to lower average aggregate balances of the Company's contract and mortgage notes receivable portfolio. The average balance of Avatar's receivable portfolio was $95,299, $109,265 and $127,909 for 1995, 1994 and 1993, respectively.

       A pre-tax gain on the sale of subsidiaries of $21,822 in 1993 was the result of the sale of the midwest water utilities, which generated net proceeds of approximately $59,400.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

  RESULTS OF OPERATIONS -- continued

       Trading account profit, net, increased $6,570 for 1995 when compared to 1994 and increased $342 in 1994 when compared to 1993. Trading account profit, net, represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to investment advisors.

       Other revenues for 1993 include a reduction of the estimated development liability for sold land of $4,532 as a result of the purchase of Rio Rico Utilities.

       General and administrative expenses decreased $976 or 9.5% in 1995 compared to 1994 and increased $1,604 or 18.6% in 1994 compared to 1993. The decrease for 1995 compared to 1994 resulted from reductions in the accrual for incentive compensation recorded for executive officers and expenses related to a legal settlement. The increase in 1994 compared to 1993 was primarily attributable to an increase in professional fees and the estimated cost of a legal settlement.

       Interest expense increased $420 or 3.7% in 1995 when compared to 1994 and decreased $4,449 or 28.4% in 1994 when compared to 1993. The increase in 1995 is primarily due to the increase in the outstanding balance of notes, mortgage notes and other debt, which was partially offset by capitalization of interest associated with the development and construction costs of approximately $3,234 for 1995 and $1,625 for 1994. The decrease for 1994 was primarily attributable to the capitalization of interest, as well as an overall decrease in notes, mortgage notes and other debt outstanding during 1994.

  LIQUIDITY AND CAPITAL RESOURCES

       Avatar's primary business activities, which include housing, vacation ownership, retail land sales, land development, resort operations and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows and external borrowings. Avatar has extended certain lines of credit to May 31, 1997 and is in the process of renegotiating one additional line of credit which expires May 31, 1996 and which is expected to be extended.

       In 1995, net cash used in operating activities amounted to $20,180 as a result of an increase in inventories, which included expenditures from land development, housing, and vacation ownership operations of $37,843, partially offset by principal payments on contracts receivable of $19,475 and $11,000 in withdrawals from the investment portfolio. Net cash used in investing activities of $13,753 in 1995 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $31,635 resulted primarily from net proceeds from revolving lines of credit and long-term borrowings of $76,035 less principal payments on revolving lines of credit and long-term borrowings of $44,013.

       In 1994, net cash provided by operating activities was $7,711 and resulted primarily from operations, including principal payments on contracts receivable of $20,043. Net cash used in investing activities of $15,530 in 1994 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $5,406 resulted primarily from net proceeds

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

  LIQUIDITY AND CAPITAL RESOURCES -- continued

  from revolving lines of credit and long-term borrowings of $26,584 less principal payments on revolving lines of credit and long-term borrowings of $21,178.

       Avatar's secured lines of credit were $57,513 and $59,819 at December 31, 1995 and 1994, respectively. Avatar's unsecured credit lines were $15,000 at December 31, 1995 and 1994, respectively. The unused portions of the secured and unsecured credit lines were $0 and $12,025, respectively, at December 31, 1995. Included in these lines of credit is a line of credit secured by investments, which had an outstanding balance at December 31, 1995 of $36,000 and will mature May 31, 1997, with a mandatory paydown of $10,000 by December 31, 1996. Also included are two lines of credit with balances outstanding at December 31, 1995 of $8,774 and $11,250; due May 31, 1996 and May 31, 1997, respectively. These lines are collateralized by certain contracts receivable.

        In the first quarter of 1996, Avatar received approval for an additional line of credit for up to $10,000, with a maturity date five years from the closing date which is expected to occur during the second quarter of 1996 and which will be collateralized by certain contracts receivable. Avatar also obtained a line of credit in the initial amount of $10,000, collateralized by the stock of Avatar Mortgage Funding Inc. This line will increase to $16,000 upon extinguishment of the Avatar Homesite Mortgage Trust Notes and substitution of contracts receivable as collateral, which is anticipated to occur during the third quarter of 1996, and will mature May 31, 1997.

       Avatar has planned utility construction for 1996 totaling approximately $16,742 and planned land development expenditures of
  $43,812 during 1996, of which $38,014 is related to housing. The Company's planned land development expenditures will result in additional inventory and the preservation of development permits. It is anticipated that land development and utility construction expenditures for 1996 will be funded by operating cash flow and borrowings from external sources.

       As of December 31, 1995, Avatar had approximately $48,258 in investments which are all classified as trading (See Note C to the Consolidated Financial Statements). The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds. During 1995, the Company's cash requirements necessitated the use of $11,000 from its portfolio proceeds. As of December 31, 1995, $46,729 of the investments serve as collateral for a secured line of credit with an outstanding balance of $36,000.

       Avatar's Board of Directors has authorized expenditures for the purchase of Avatar's common stock and 8% and 9% senior debentures. As of December 31, 1995, the remaining authorized expenditures for this purpose were $2,942.

       Management does not anticipate a significant change in interest rates for 1996, and, accordingly, does not expect Avatar's primary business activities to be adversely affected by interest rates. Avatar's homesite and vacation ownership sales are not dependent upon the customer obtaining third party financing. Vacation ownership sales are substantially funded under a credit facility agreement. A high interest rate environment would be likely to adversely affect Avatar's real estate results of operations and

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

  LIQUIDITY AND CAPITAL RESOURCES -- continued

  liquidity because certain of Avatar's debt obligations are tied to prevailing interest rates. Increases in interest rates affecting the Company's utility operations generally are passed on to the consumer through the regulatory process.

  EFFECTS OF  INFLATION AND ECONOMIC CONDITIONS

       Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect on the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 1996 will not be significant.


  IMPACT OF TAX INSTALLMENT METHOD

       In years 1988 through 1994, the Company elected the installment method for recording a substantial amount of its homesite and vacation ownership sales on its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods as a result of the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not have a material effect on its financial position and results of operations for the affected future periods.

  Item 8.   Financial Statements and Supplementary Data

      Report of Independent Certified Public Accountants.............     21

      Consolidated Balance Sheets -- December 31, 1995 and 1994......     22

      Consolidated Statements of Operations -- For the years ended
        December 31, 1995,  1994 and 1993............................     23

      Consolidated Statements of Stockholders' Equity -- For the
        years  ended December 31,  1995,  1994 and 1993..............     24

      Consolidated Statements of Cash Flows -- For the years ended
        December 31, 1995, 1994 and 1993.............................     25

      Notes to Consolidated Financial Statements.....................     27

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  To the Stockholders and Board of Directors
  Avatar Holdings Inc.

  We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note A to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes, investments and postretirement benefits other than pensions.


                                             /s/ERNST & YOUNG LLP



  Miami, Florida
  February 26, 1996 except for Note H,
    as to which the date is March 28, 1996

                    AVATAR HOLDINGS INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                           (Dollars in thousands)



                                                   December 31     December 31
                                                       1995            1994
                                                    ----------     -----------
  Assets
  ------
  Cash                                                  $2,467         $4,765
  Restricted cash                                        4,048          1,272
  Investments - trading                                 48,258         51,582
  Contracts, mortgage notes and other
    receivables, net                                    64,515         71,424
  Land and other inventories                           149,270        121,149
  Property, plant and equipment, net                   182,844        177,385
  Other assets                                          15,209         15,835
  Regulatory assets                                      4,021          3,165
                                                     ----------     ----------
         Total Assets                                 $470,632       $446,577
                                                     ==========     ==========
  Liabilities and Stockholders' Equity
  ------------------------------------
  Liabilities
  -----------
  Notes, mortgage notes and other debt:
    Real estate and corporate                         $104,897        $99,754
    Development and construction loans                  24,535          3,014
    Utilities                                           43,164         38,194
  Estimated development liability for sold land         13,033         19,165
  Accounts payable                                       9,306          5,610
  Accrued and other liabilities                         32,886         29,114
  Deferred customer betterment fees                     18,997         19,214
  Minority interest in consolidated subsidiaries         9,060          9,059
                                                     ----------     ----------
         Total Liabilities                             255,878        223,124

  Commitments and contingent liabilities

  Contributions in aid of construction                  56,342         54,702

  Stockholders' Equity
  --------------------
  Common Stock, par value $1 per share
    Authorized:  15,500,000 shares
    Issued: 12,715,448 shares                           12,715         12,715
  Additional paid-in capital                           207,271        207,271
  Retained earnings                                        399         10,738
                                                     ----------     ----------
                                                       220,385        230,724
  Treasury stock, at cost, 3,620,346 shares             61,973         61,973
                                                     ----------     ----------
    Total Stockholders' Equity                         158,412        168,751
                                                     ----------     ----------
    Total Liabilities and Stockholders' Equity        $470,632       $446,577
                                                     ==========     ==========


  See notes to consolidated financial statements.

                AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
             (Dollars in thousands except per share data)

                                             For the year ended December 31
                                             ------------------------------
                                               1995        1994       1993
                                             --------    --------   --------
  Revenues
  --------
  Real estate sales                           $55,981    $43,863    $39,997
  Deferred gross profit on homesite sales        (713)    (1,710)    (1,278)
  Utility revenues                             29,669     28,664     45,957
  Interest income                               9,653     11,125     13,985
  Gain on sale of subsidiaries                      -          -     21,822
  Trading account profit, net                   6,912        342          -
  Other                                           663        564      5,565
                                             ---------   --------  ---------
  Total revenues                              102,165     82,848    126,048

  Expenses
  --------
  Real estate expenses                         65,895     50,576     47,494
  Utility expenses                             24,923     24,651     34,781
  General and administrative expenses           9,248     10,224      8,620
  Interest expense                             11,627     11,207     15,656
  Other                                           811        811      1,261
                                             --------    --------  ---------
  Total expenses                              112,504     97,469    107,812
                                             --------    --------  ---------

  (Loss) income before income taxes and
   cumulative effect of changes
   in methods of accounting                   (10,339)   (14,621)     18,236

  Provision for income taxes                        -          -      12,762
                                             --------    --------    --------
  (Loss) income before cumulative effect
   of changes in methods of accounting        (10,339)   (14,621)      5,474


  Cumulative effect of change in method
   of accounting for income taxes                   -          -        (964)

  Cumulative effect of change in method of
   accounting for investments (net of
   income  taxes of $238)                           -          -         388
                                             ---------  ---------    --------
  Net (loss) income                          ($10,339)  ($14,621)     $4,898
                                             =========  =========    ========
  Per share amounts:
   (Loss) income before cumulative effect
     of changes in methods of accounting      ($1.14)     ($1.61)      $0.56

   Cumulative effect of change in method
     of accounting for income taxes                -           -       (0.10)

   Cumulative effect of change in method
     of accounting for investments                 -           -        0.04
                                             --------    --------    --------
  Net (loss) income                           ($1.14)     ($1.61)      $0.50
                                             ========    ========    ========


  See notes to consolidated financial statements.

                AVATAR HOLDINGS INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity
                        (Dollars in thousands)

                                             Additional
                                   Common     Paid-in      Retained   Treasury
                                   Stock      Capital      Earnings    Stock
                                 ---------  -----------   ----------  --------

 Balance at  January 1, 1993       $10,027     $149,124     $20,461    $34,973
   Net income                            -            -       4,898          -
   Conversion of 5-1/4% debentures   2,688       58,147           -          -
   Purchase of treasury stock            -            -           -     27,000
                                   -------     --------     --------   -------

 Balance at December 31, 1993       12,715      207,271      25,359     61,973
   Net (loss)                            -            -     (14,621)         -
                                   -------     --------     --------   -------

 Balance at December 31, 1994       12,715      207,271      10,738     61,973
   Net (loss)                            -            -     (10,339)         -
                                   -------     --------     --------   -------

 Balance at December 31, 1995      $12,715     $207,271        $399    $61,973
                                   =======     ========     ========   =======



 There are 5,000,000 authorized shares of preferred stock, none of which are issued.

  See notes to consolidated financial statements.

                  AVATAR HOLDINGS INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                          (Dollars in thousands)


                                               For the year ended December 31
                                              --------------------------------
                                                 1995       1994       1993
                                              ---------   --------   ---------


OPERATING ACTIVITIES
--------------------
Net (loss) income                              ($10,339)  ($14,621)    $4,898
Adjustments to reconcile net (loss) income to
 net cash (used in) provided by operating
 activities:
 Gain on sale of subsidiaries                         -          -   (21,822)
 Depreciation and amortization                    9,934      8,453     9,441
 Deferred gross profit                              713      1,710     1,278
 Deferred income taxes                                -          -    11,897
 Cost of sales not requiring cash                 3,590      3,010     1,962
 Cumulative effect of change in method of
   accounting for income taxes                        -          -       964
 Cumulative effect of change in method of
   accounting for investments (net of income
   taxes of $238)                                     -          -      (388)
 Trading account profit, net                     (6,912)      (342)        -

 Changes in operating assets and liabilities:
   Restricted cash                               (2,776)       170       189
   Investments - trading                         11,000          -   (50,000)
   Principal payments on contracts receivable    19,475     20,043    21,249
   Receivables                                  (12,017)    (9,655)   (9,934)
   Other receivables                             (1,262)      (526)    4,386
   Inventories                                  (37,843)    (6,768)  (13,033)
   Prepaid expenses and other assets                626       (375)   (4,636)
   Accounts payable and accrued and other
     liabilities                                  5,631      6,612     3,474
                                                --------   --------  --------
NET CASH (USED IN) PROVIDED BY OPERATING
ACTIVITIES                                      (20,180)     7,711   (40,075)

INVESTING ACTIVITIES
--------------------
Investment in property, plant and equipment     (13,753)   (15,530)  (11,567)
Net proceeds from sale of subsidiaries                -          -    59,371
Investments in marketable securities                  -          -      (425)
Proceeds from the sale of securities                  -          -    17,444
                                                --------   --------  --------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                      (13,753)   (15,530)   64,823

FINANCING ACTIVITIES
--------------------
Net proceeds from revolving lines of credit and
 long-term borrowings                            76,035     26,584    26,121
Principal payments on revolving lines of credit
 and long-term borrowings                       (44,013)   (21,178)  (48,538)
Purchase of 8% debentures                             -          -       (31)
Purchase of 9% debentures                          (387)         -    (1,106)
Net proceeds from issuance of common stock in
conjunction with the redemption/conversion of
 5 1/4% debentures                                    -          -    30,340
Purchase of treasury stock                            -          -   (27,000)
                                               --------     -------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                      $31,635     $5,406  ($20,214)
                                               --------    --------  ---------



See notes to consolidated financial statements.

                   AVATAR HOLDINGS INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows -- continued
                          (Dollars in thousands)

                                             For the year ended December 31
                                            --------------------------------
                                              1995        1994        1993
                                            ---------   ---------   --------
  (DECREASE) INCREASE IN CASH                ($2,298)   ($2,413)     $4,534

  Cash at beginning of year                    4,765      7,178       2,644
                                            ---------   ---------   --------
  CASH AT END OF YEAR                         $2,467     $4,765      $7,178
                                            =========   =========  =========

  SUPPLEMENTAL SCHEDULE OF NON-CASH  ACTIVITIES
  ---------------------------------------------

                                                1995       1994       1993
                                              --------   --------   --------
  Redemption/conversion of 5-1/4% debentures        -          -     $30,917
                                              ========   ========   =========
  Contributions in aid of construction         $5,000     $1,344      $5,046
                                              ========   ========   =========


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  -------------------------------------------------

                                              For the year ended December 31
                                            ---------------------------------
  Cash paid during the period for:             1995       1994        1993
                                            ---------   ---------   ---------
  Interest (net of amount capitalized of
  $3,234, $1,625, and $381 in 1995, 1994,
  and 1993, respectively)                     $9,557      $10,921     $15,327
                                            =========    =========   =========
 Income taxes                                     $0         $255      $2,038
                                            =========    =========   =========

  See notes to consolidated financial statements.

               AVATAR HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31,  1995
           (Dollars in thousands except per-share data)


  NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:
  ----------------------------
      The  consolidated  financial  statements  include   Avatar
  Holdings Inc. and its  subsidiaries (collectively, "Avatar" or
  the "Company").    All significant  intercompany  accounts and
  transactions have been eliminated in consolidation.

  General:
  --------
      Avatar is principally engaged in the business of developing and selling single family and multifamily residential housing, vacation ownership intervals, improved and unimproved real estate, and providing water and wastewater utility services.

  Restricted Cash:
  ----------------
      Restricted cash represents collections of monthly payments, totaling $931 at December 31, 1995, on pledged mortgage notes receivable. These collections will be applied to reduce the related mortgage trust notes (See Note H). Also included in restricted cash, at December 31, 1995, are utility deposits of $28, housing deposits of $1,044 and vacation ownership deposits of $2,045. The housing deposits will become available to the Company when the housing contracts close and the vacation ownership deposits became available to the Company upon approval from the state of Tennessee in January 1996.

  Land Inventories:
  -----------------
      Land inventories are stated at the lower of cost or estimated net realizable value. Cost includes expenditures for acquisition, construction, development and carrying charges. Interest costs incurred during the period of land development, when applicable, are capitalized as part of the cost of such projects. Land acquisition costs are allocated to individual land parcels based upon the relationship that the estimated sales prices of specific parcels bear to the total sales price of the entire community. Construction and development costs are added to the value of the specific parcels for which the costs are incurred.

  Revenues:
  ---------
      The Company uses the installment method of profit recognition for sales of homesites, the accrual method of profit recognition for sales of completed vacation ownership intervals, and the percentage of completion method for sales of those vacation ownership intervals which are under construction. Under the installment method, the gross profit on recorded sales is deferred and recognized in income of future periods as principal payments on related contracts are received, and deferred profit is included in the balance sheet, as a reduction of contracts receivable, until

  NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  --
              continued

  recognized. Under the percentage of completion method, the gross profit on recorded sales is recognized based upon the percentage of construction completed.

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


  Property, Plant and Equipment:
  ------------------------------
      Property, plant and equipment are stated at cost and depreciation is computed principally by the straight line method over the estimated useful lives of the assets. Depreciation, maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost.

  Income Taxes:
  -------------
      Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.


      As permitted by Statement No. 109, the Company elected not to restate its financial statements for any prior years. The cumulative effect of adopting Statement No. 109 resulted in a charge to net income during 1993 of $964. The cumulative effect of adopting Statement No. 109 for Avatar's utility subsidiaries was not credited or charged to net income, but was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises. The regulatory liabilities and regulatory assets will generally be amortized to income or expense over the useful life of the utility system and reflect probable future revenue reductions or increases from ratepayers. The effect of the adoption of Statement No. 109 on income from continuing operations for the year ended December 31, 1993 was not material.

  Deferred Customer Betterment Fees:
  ----------------------------------
      Amounts collected from customers  for utility improvements are classified as "Deferred Customer  Betterment Fees".  These
  fees  will  be  reclassified  to   "Contributions  in  Aid  of
  Construction" when service to the customer begins.

  NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  --
              continued

  Contributions in Aid of Construction:
  -------------------------------------
      Advances from real estate developers and other direct contributions to utility subsidiaries for plant construction are recorded as "Contributions in Aid of Construction". To the extent required by regulatory agencies, the account balance is amortized over the depreciable life of the utility plant as an offset against depreciation expense.

  Investments:
  ------------
      In 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which among other things, requires that companies classify certain debt and equity securities as "held to maturity", "available for sale" or "trading". The Company classifies all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair value, which was $48,258 at December 31, 1995 and $51,582 at December 31, 1994. Subsequent to the initial adoption of
  Statement No. 115, gains and losses, both realized and unrealized are included in net trading account profit. The cumulative effect for the year ended December 31, 1993 of adopting Statement No. 115 increased net income by $388 (net of deferred income taxes of $238) or $.04 per share.

  Postretirement Benefits:
  ------------------------
      In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of postretirement benefits (such as health care benefits) during the years an employee provides services. These benefits for retirees currently are provided only to the employees of the Company's utility subsidiaries. The costs of these benefits were previously expensed on a pay-as-you-go basis.

  Advertising Costs:
  ------------------
      Advertising costs are expensed as incurred . For the years ended December 31, 1995, 1994 and 1993, advertising costs totaled $3,265, $1,304 and $826, respectively.


  Net Income/Loss Per Common Share:
  ---------------------------------
      For 1995 and 1994, net loss per share of Common Stock was computed on the basis of the weighted average number of shares outstanding of 9,095,102.

      For 1993, net income per share of Common Stock was computed on the basis of the weighted average number of shares outstanding plus common stock equivalents, if any, that would result from the dilutive effect of the assumed conversion (and associated purchase) of the 5 1/4% convertible-purchase subordinated debentures. In 1993, the Company redeemed or converted all of the 5 1/4% convertible-purchase subordinated debentures into 2,688,276 shares of Common Stock.

  NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  --
              continued

  Impact of Recently Issued Accounting Standards:
  -----------------------------------------------
      In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1996 and currently does not believe that such adoption will have a material effect on the Company's operations or financial position.


  Use of Estimates:
  -----------------
      The preparation of  the financial  statements in conformity
  with  generally   accepted   accounting   principles  requires
  management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.


  Reclassifications:
  ------------------
      Certain 1994 and 1993 financial statement items have been reclassified to conform with 1995 presentations.

  NOTE B - REAL ESTATE SALES

      The components of real estate sales are as follows:


                                            For the year ended December 31
                                          ----------------------------------
                                             1995        1994        1993
                                          ---------   ---------    ---------
 Gross homesite sales                      $12,561     $12,271      $10,913
 Housing sales                              13,260       7,400        7,268
 Vacation ownership sales                    7,407       1,338          530
 Resort revenues                            14,320      13,222       13,540
 Commercial/Industrial land sales            2,624       4,001        2,149
 Rental,  leasing,  cable and other
     real estate operations                  5,809       5,631        5,597
                                          ---------   ---------    ---------
     Total real estate sales               $55,981     $43,863      $39,997
                                          =========   =========    =========


  NOTE C - INVESTMENTS

      The Company classifies all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account profit. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are based generally on prices quoted by investment brokerage companies.

      Avatar's investment portfolio at December 31, 1995 and 1994 included corporate bonds and other bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities. The non-rated bonds are thinly traded and may require 60 to 90 days to liquidate. The portfolio also includes obligations for securities which have been sold that the Company does not own and will, therefore, be obligated to purchase at a future date. Such obligations have been recorded at the fair market value of the securities and contain an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price at which they were sold previously.

      The  following  table  sets   forth  the  fair  values   of
  investments (including securities sold short which are valued at the cost to purchase as of December 31):


                                                   1995            1994
                                                 ---------      ---------
  Corporate bonds                                 $21,985        $21,352
  Non-rated bonds                                   8,472         13,069
  Equity securities                                 2,045          8,472
  U.S. Government
   and Agency securities                                -          1,930
  Other rated bonds                                 4,753              -
  Money market accounts                            11,519         11,065
  Less: Securities sold short                        (516)        (1,856)
     Forward foreign exchange contracts                 -         (2,450)
                                                 ---------      ---------
         Total fair value                         $48,258        $51,582
                                                 =========      =========
         Aggregate cost                           $44,116        $52,717
                                                 =========      =========


      As of December 31, 1995, the portfolio did not include any forward foreign exchange contracts. At December 31, 1994, the portfolio included certain forward foreign exchange contracts, with a fair value (carrying amount) of $2,450, used by portfolio managers to hedge the foreign currency risk associated with certain bonds denominated in foreign currency. The average fair value during 1995 and 1994 of forward foreign exchange contracts was $1,140 and $3,025, respectively.



  NOTE D - CONTRACTS, MORTGAGE NOTES AND OTHER RECEIVABLES


      Contracts,  mortgage  notes  and   other  receivables  are
  summarized as follows:

                                                          December 31
                                                    ------------------------
                                                       1995          1994
                                                    ----------    ----------
  Contracts and mortgage notes receivable             $89,317       $101,280
  Notes and other receivables                           7,268          5,948
                                                     ---------     ----------
                                                       96,585        107,228
                                                     ---------     ----------
  Less:
    Allowance for doubtful accounts                     1,003          1,387
    Market valuation reserve                              704          1,184
    Deferred gross profit                              27,589         30,221
    Other                                               2,774          3,012
                                                     ---------      ---------
                                                       32,070         35,804
                                                     ---------      ---------
                                                      $64,515        $71,424
                                                     =========      =========


      Contracts and mortgage notes receivable are generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 1995 resulted from sales made to customers in the northeast. Contracts receivable are collectible primarily over a ten year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). The Company generally requires that customers pledge the homesites as collateral for contracts and mortgages receivable, and such collateral can be repossessed by the Company in the event of a default. A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 1995 and 1994 were $11,619 or 13.0% and $11,207 or 11.1%, respectively. Estimated maturities for the five years subsequent to 1995 are: 1996 - $18,535; 1997 - $18,142; 1998 - $15,424; 1999 - $10,959 and 2000 - $7,530.

  NOTE E - LAND AND OTHER INVENTORIES

      Inventories consist of the following:

                                                           December 31
                                                    -------------------------
                                                       1995           1994
                                                    ----------     ----------
  Land developed and in process of development        $95,315        $80,629
  Land held for future development or sale             34,790         34,730
  Dwelling units completed or under construction       18,044          4,232
  Other                                                 1,121          1,558
                                                    ----------     ----------
                                                     $149,270       $121,149
                                                    ==========     ==========


  NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

      The estimated development cost for sold land consists of required land and utility improvements in all areas designated for homesite sales and is summarized as follows:


                                                         December 31
                                                    ----------------------
                                                       1995        1994
                                                    ----------  ----------

 Gross unexpended costs(net of recoveries
   of $11,495 in 1995 and $12,002 in 1994)            $19,022     $25,554

 Less costs relating to unsold homesites                5,989       6,389
                                                     ---------   ---------
 Estimated development liability for sold land        $13,033     $19,165
                                                     =========   =========

      These estimates are based on engineering studies of quantities of work to be performed based on current estimated costs and are reevaluated annually and adjusted accordingly.

      A major portion of the estimated development liability for sold land relates to utility extensions for homesites at Avatar's Arizona community (Rio Rico) which were sold prior to 1980. At Rio Rico, Avatar entered into various service and construction agreements with Citizens Utilities Company ("Citizens"), a non-related company, generally providing for Avatar to construct certain utility facilities and deed them to Citizens. Avatar's expenditures, related to the construction of some of these facilities, are expected to be reimbursed from Citizens' present and future customers. Some of these reimbursable amounts are determined by specific formulas. The recovery of these expenditures is dependent upon the community attaining an occupancy and/or usage level sufficient to allow reimbursement prior to the expiration of the agreements. During 1993, Avatar purchased Citizens' water and wastewater treatment division thereby voiding the portion of the existing agreement relating to water and wastewater extensions, leaving only the electrical portion.

      Avatar may be obligated to expend approximately $6,911 (current costs) to complete water and wastewater utility facilities at Poinciana. These possible future obligations are based on internal engineering studies and are not included in the estimated development liability discussed above. As such, past and future expenditures are expected to be recovered from customers' fees and future revenues.

      Expenditures, net of recoveries, for homesite improvement costs totaling $19,022 are estimated as follows: 1996- $5,798, 1997-$3,252 and thereafter-$9,972. Because the
  timing of the expenditures  after   1997  is   dependent  upon
  certain   future  occurrences   beyond  Avatar's  control,

  NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND -- continued

  projections  yearly after 1997 are not  practicable.

  NOTE G - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment and accumulated depreciation consist of the following:

                                                   December 31
                                            --------------------------
                                               1995            1994
                                            ----------      ----------
 Utility land,  plant and equipment          $219,271        $201,934
 Land and improvements                         12,844          12,757
 Buildings and improvements                    19,361          24,197
 Machinery,  equipment and fixtures            14,887          14,392
 Other                                            418             366
                                            ----------      ----------
                                              266,781         253,646
 Less accumulated depreciation                 83,937          76,261
                                            ----------      ----------
                                             $182,844        $177,385
                                            ==========      ==========

      Depreciation charged to operations during 1995, 1994 and 1993 was $5,883, $5,655 and $6,524, respectively, net of amortization of contributions and advances in aid of construction of $4,051, $2,798 and $2,917 during 1995, 1994 and 1993,  respectively.


  NOTE H - NOTES,  MORTGAGE NOTES AND OTHER DEBT

     Notes,  mortgage notes and other  debt are summarized as follows:

                                                             December 31
                                                        ---------------------
                                                           1995        1994
                                                        ---------   ---------
Real estate and corporate

  Bank credit lines                                       $57,513     $44,719

  8% senior debentures,  due 2000,  net of
     unamortized discount of $1,080 and $1,241,
     respectively                                           6,547       6,386

  9% senior debentures,  due 2000,  net of
     unamortized discount of $2,725 and $3,139,
     respectively                                          22,619      22,592

  Mortgage note obligations,  interest rates  from
     8.75% to 10%,  due from 1996 - 2002                    9,612       5,808

  Avatar Homesite Mortgage Trust 1992 - 2002, 7% Notes      8,606      20,249
                                                        ---------   ---------
                                                         $104,897     $99,754
                                                        =========   =========
Development and construction loans,
  interest rates from 8% to 10.75%                        $24,535      $3,014
                                                        =========   =========


Utilities

  Bank credit lines                                        $2,975      $6,725

  Utility first mortgage bonds due serially from
     1996 - 2007,  interest rates from 7.79% to 9.19%      16,820      24,921

  Utility senior notes,  7.27%,   due 2000 - 2010          18,000           -

  Utility promissory notes,  due 1996 - 2002                5,369       6,548
                                                         ---------   --------
                                                          $43,164     $38,194
                                                         =========   ========


      At December 31, 1995, Avatar had secured bank credit lines of $57,513 and unsecured bank credit lines of $15,000. The unused portions of the secured and unsecured credit lines were $0 and $12,025 at December 31, 1995. Interest rates for borrowings under these lines range from 8% to 10.5% on the secured bank credit lines and from 6.57% to 8.5% on the unsecured bank credit lines at December 31, 1995. The weighted average interest rate on short term borrowings at December 31, 1995 was 8.2%. Additionally, certain credit lines provide for fixed rate borrowing pursuant to Eurodollar interest rates. Under the terms of these agreements, Avatar is restricted from paying dividends and is required to maintain a minimum net worth as defined therein. The secured lines are collateralized by certain real property, and contracts and mortgage notes receivable of $25,494 and investments of $46,729 at December 31, 1995.

      In 1992, Avatar issued $51,160 of 7% Mortgage Trust Notes pursuant to the securitization of a portion of its homesite receivables. The notes mature on December 15, 2002; however, the Company expects the notes to be repaid during the third quarter of 1996. Any liquidation proceeds with respect to the mortgage loans, proceeds from the sale of property acquired through foreclosure or deed-in-lieu of foreclosure proceedings and proceeds from the purchase of mortgage loans by the issuer are required to be applied to these notes. The balance of these notes at December 31, 1995 was $8,606.

      Maturities of notes, mortgage notes and other debt at December 31, 1995, are as follows:


                                    Development
                  Real estate     and Construction    Utilities      Total
                 -------------    ----------------    ---------   ----------
    1996              $19,806              $2,916       $5,147      $27,869
    1997               38,286               5,441        3,573       47,300
    1998                4,752              11,967        2,275       18,994
    1999                  794               2,442        2,275        5,511
    2000               34,048               1,769        3,911       39,728
    thereafter          7,211                   -       25,983       33,194
                 -------------           ---------    ---------   ----------
                     $104,897             $24,535      $43,164     $172,596
                 =============           =========    =========   ==========

      Maturities for 1996 include approximately $8,932 related to one of the Company's bank credit lines, which Avatar will seek to extend or refinance. There is no assurance, however, that Avatar will be able to obtain a satisfactory extension or refinancing of this credit line.

       In the first quarter of 1996, Avatar received approval for an additional line of credit for up to $10,000, with a maturity date five years from the closing date which is expected to occur during the second quarter of 1996 and which is collateralized by certain contracts receivable. Avatar also obtained a line of credit in the initial amount of $10,000, collateralized by the stock of Avatar Mortgage Funding Inc. This line will increase to $16,000 upon extinguishment of the Avatar Homesite Mortgage Trust Notes and substitution of contracts receivable as collateral, which is anticipated to occur during the third quarter of 1996, and will mature May 31, 1997.

   Interest capitalized during 1995, 1994 and 1993 amounted to $3,234, $1,625 and $381, respectively.

      Property, plant and equipment, and inventory pledged as collateral for notes, mortgage notes and other indebtedness, had a net book value of approximately $156,000 at December 31, 1995.

  NOTE I - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

      As of December 31, 1995 and 1994, outstanding preferred stock of a subsidiary is as follows:


                                                December 31
                                            -----------------------
                                              1995           1994
                                            --------       --------
   9% cumulative preferred stock             $9,000         $9,000
   Other                                         60             59
                                            --------       --------
                                             $9,060         $9,059
                                            ========       ========


      Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for redemption no earlier than March 1, 1997, in whole or in part; however, a minimum of $1,800 per annum of the preferred stock must be redeemed beginning in 1997. A redemption of all outstanding shares must occur no later than March 1, 2001.

      Charges  to  operations   recorded  as   "Other  Expenses"
  relating to preferred stock dividends of subsidiaries amounted to $811 in 1995, $811 in 1994 and $1,261 in 1993.


  NOTE J - RETIREMENT PLANS

      Avatar has two defined contribution savings plans that cover substantially all employees. Under one of the savings plans, Avatar contributes to the plan based upon specified percentages of employees' voluntary contributions. The other savings plan does not provide for contributions by Avatar.

      Avatar's non-contributory defined benefit pension plan covers substantially all employees of its subsidiary, Avatar Utilities Inc. The benefits are based on years of service and the employees' compensation during the highest five out of the last ten years of employment. Avatar's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

      The following table sets forth the defined benefit plan's funded status as of December 31, 1995, 1994 and 1993 and the retirement expense recognized in the consolidated statements of income for the years then ended.


                                                    1995      1994      1993
                                                 --------   --------  --------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation,  including vested
  benefits of  $2,924, $2,382, and $3,316,
  respectively                                     $3,025    $2,526    $3,382
                                                  ========  ========  ========

Projected benefit obligation for services
 rendered to date                                 ($3,646)  ($3,159)  ($4,201)
Plan assets at fair value                           3,642     3,036     4,800
                                                  --------   --------  --------
Projected benefit obligation less than
 (in excess of) plan assets                            (4)     (123)      599

Unrecognized net gain                                (413)     (413)     (788)
Prior service cost not yet recognized in net
 periodic pension cost                                409       456       192
Unrecognized net assets at January 1, 1986,
 net of amortization                                  (73)      (87)     (102)
                                                  --------   --------  -------
Accrued pension cost included in accrued and
 other liabilities                                   ($81)    ($167)     ($99)
                                                  ========   ========  =======


Net retirement cost included the following
components:
 Defined Benefit Plan:
  Service cost -- benefits earned during the period  $190      $209      $220
  Interest cost on projected benefit obligation       250       229       190
  Actual return on plan assets                       (495)     (362)     (241)
  Net amortization and deferral                       245       169        51
                                                  --------   -------   -------
  Net pension cost                                    190       245       220
 Defined contribution plan                            117       102        89
                                                  --------   -------   -------
    Total retirement expense                         $307      $347      $309
                                                  ========   =======   =======



      The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 7 1/2% in 1995 and 1994 and 8% in 1993, rate of increase in future compensation levels of 5% in 1995 and 1994 and 6% in 1993, and expected long-term rate of return on plan assets of 8% in 1995, 1994 and 1993.

      Plan assets are invested in the general asset fund of a major insurance company, which is composed primarily of fixed income securities, and a separate account, which is composed of equity securities, public bonds or cash equivalents.

  NOTE K - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      A utility  subsidiary of  Avatar sponsors  a  defined non-
  contributory benefit postretirement plan that provides medical
  and life  insurance  benefits  to    salaried and  nonsalaried
  employees after retirement.

      The utility's funding policy for its postretirement plan was to fund on a pay-as-you-go basis. Prior to 1993, the expense also was measured on this basis. In 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accounting for postretirement benefits on an accrual basis.

      The following table sets forth the plan's status as of December 31, 1995 and 1994:


                                                            1995        1994
Accumulated postretirement benefit obligation:            --------    --------
  Retirees                                                  ($948)      ($766)
  Fully eligible active plan participants                    (768)       (865)
  Other active plan participants                           (2,299)     (2,307)
                                                          --------    --------
                                                           (4,015)     (3,938)
Plan assets at fair value                                        0           0
                                                          --------    --------
Accumulated postretirement benefit obligation
  in excess of plan assets                                 (4,015)     (3,938)
Unrecognized net gain from past experience
  different from that assumed and
  from changes in assumptions                                (715)       (195)
Unrecognized transition obligation                           2,798       2,793
                                                          --------    --------
Accrued postretirement benefit cost                       ($1,932)    ($1,340)
                                                          ========    ========

Net periodic postretirement benefit cost included the following components:

  Service cost                                               $273        $315
  Interest cost on accumulated postretirement
     benefit obligation                                       283         271
  Amortization of transition obligation over 20 years         155         155
  Other                                                       (35)        (23)
                                                          --------    --------
  Net periodic postretirement benefit cost                   $676        $718
                                                          ========    ========


      For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 1995 and 1994 was 11% and 12%, respectively and the rate of increase was assumed to decrease gradually to 6% by the year 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $777 and the aggregate of the service and interest cost components of net periodic postretirement benefits for the year then ended by $130.


      The weighted average discount rate used in determining the accumulated postretirement benefit obligation for 1995 and 1994 was 7.5% and 8%, respectively.

  NOTE L - LEASE COMMITMENTS

    Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times
  through 1999.   Rental expenses for  the years  1995, 1994 and
  1993 were $1,562, $1,235, and $1,186, respectively. Minimum rental commitments under noncancelable operating leases as of December 31, 1995 were as follows: 1996 - $1,700; 1997 -
  $1,336; 1998 - $1,131; 1999 - $987  and 2000 - $410.

  NOTE M - ACCRUED AND OTHER LIABILITIES

      Accrued and other liabilities are summarized as follows:

                                                 December 31
                                            ---------------------
                                              1995         1994
                                           ---------     --------
   Customer deposits and advances            $5,696       $3,090
   Property taxes                             5,886        5,787
   Interest                                   1,573        1,759
   Other                                     19,731       18,478
                                           ---------    ---------
                                            $32,886      $29,114
                                           =========    =========


      As of December 31, 1995, the Company had incentive compensation agreements with certain key employees providing for a cash payment (to the extent vested), within ten days following the respective fifth anniversary date of the respective agreement (or respective termination date, if earlier), in an amount equal to the excess of a formula amount based upon the closing prices of Avatar common stock during a specified period prior to the respective fifth anniversary date (or respective termination date, if earlier) over the closing price of Avatar common stock on the date of the respective agreement. Generally, each such employee will vest in the rights to the incentive compensation with respect to one-fifth thereof in each of the first through fifth anniversaries, subject to certain terms and conditions of the respective agreements. For the years ended December 31, 1995 and 1994, the Company recorded incentive compensation of $39 and $763, respectively, associated with these agreements. The liability for incentive compensation included in other liabilities at December 31, 1995 and 1994 is $1,035 and $996, respectively.

  NOTE N - INCOME TAXES


      Under the installment method of tax reporting for homesite and vacation ownership sales, Avatar anticipates that its 1995 consolidated federal income tax return will reflect a net operating loss carryforward of approximately $41,000, which expires in years 2003 through 2010. In addition, investment tax credits and alternative minimum tax credit carryforwards of approximately $5,000 are available, a portion of which expires in years 1996 to 2001. These carryforwards have not been examined by the Internal Revenue Service.

      The Company has recorded a valuation allowance of $42,000 with respect to the deferred income tax assets which remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $9,000 which, if utilized, will be credited to additional paid-in capital.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1995 and 1994 are as follows:


                                                         1995        1994
                                                      ----------  ----------
Deferred income tax assets
  Net operating loss carryforward                       $16,000     $10,000
  Tax over book basis of land inventory                  23,000      22,000
  Unrecoverable land development costs                    4,000       5,000
  Tax over book basis of depreciable assets               7,000       6,000
  Alternative minimum tax and investment tax
   credit carryforward                                    5,000       5,000
  Other                                                   2,000       3,000
                                                       ---------   ---------
Total deferred income taxes                              57,000      51,000

  Valuation allowance for deferred income tax assets    (42,000)    (38,000)
                                                       ---------   ---------
Deferred income tax assets after valuation allowance     15,000      13,000

Deferred income tax liabilities
  Book over tax income recognized on  homesite
    and vacation ownership sales                         (5,000)     (4,000)
  Deferred carrying charges on utility plant             (3,000)     (3,000)
  Other                                                  (7,000)     (6,000)
                                                        --------   ---------
Total deferred income tax liabilities                   (15,000)    (13,000)
                                                        --------   ---------
Net deferred income taxes                                    $0          $0
                                                        ========   =========


      The provision for income taxes consists of the following:


                               1995        1994       1993
                             --------    --------   ---------
  Federal:
    Current                   $    -       $    -        $321
    Deferred                       -            -      10,884

  State:
    Current                        -            -         544
    Deferred                       -            -       1,013
                             --------    ---------   ---------
  Total                       $    -       $    -     $12,762
                             ========    =========   =========


      A reconciliation of income tax expense (credit) to the expected income tax expense (credit) at the federal statutory rate of 34% (35% for 1993) for the year ended December 31 is as follows:


                                                    1995      1994      1993
                                                 ---------  --------  --------
Income tax expense ( credit) computed
   at statutory rate                              ($3,515)  ($4,971)   $6,382
Incometaxeffect of non-deductible dividends
   on preferred stock of subsidiary                   276       275       441
State income tax (credit),net of federal effect      (358)     (535)    1,012
Difference between book and tax basis
   of midwest water utilities                           -         -     2,051
Other                                                (403)      231       206
Change in valuation allowance on deferred
  tax assets                                        4,000     5,000     2,670
                                                   -------   -------  --------
Provision for income taxes                         $    -     $   -   $12,762
                                                   =======   =======  ========


      In years 1988 through 1994, the Company elected the installment method for recording a substantial amount of its homesite and vacation ownership sales on its federal income tax return, which deferred taxable income into future fiscal periods. As a result of such election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods as a result of the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not have a material effect on its financial position and results
  of operations during   the affected future periods.

  NOTE O - SALE OF SUBSIDIARIES

      The Company  closed  on  the  sale  of  its  midwest water
  utilities, located in Indiana,  Missouri,   Ohio and Michigan,
  on August  31,   1993,   with  an aggregate  selling  price of
  $62,000,  resulting in a pre-tax gain of $21,822.

  NOTE P -    REDEMPTION/CONVERSION OF 5 1/4% CONVERTIBLE-
              PURCHASE SUBORDINATED DEBENTURES

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

      On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company, a utility subsidiary of Avatar, in the U.S. District Court for the Middle District of Florida. (United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21(D)). The complaint alleges that the Waterway Estates wastewater treatment plant, located in Lee County, Florida, operated in violation of the Federal Clean Water Act, 33 U.S.C. S1251 et seq at various times during the period from October 1, 1988 through July 14, 1992. The Federal Clean Water Act provides for maximum civil penalties of $25 per day for each violation. On May 5 and June 26, 1995, the United States amended the complaint to include allegations against Florida Cities Water Company for violations of the Federal Clean Water Act at two other wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrolwood, located in Hillsborough County, Florida. The amended complaint alleges that the three wastewater treatment plants were operated for various periods of time without a federal discharge permit and that, subsequently, certain pollutants were discharged in excess of applicable federal permit limitations. In addition, the government amended the complaint to include Avatar Holdings Inc., the ultimate parent corporation, as a defendant. As a result of the Court's disposition of two previous motions for partial summary judgment, the Government's claims that the Brevard County and Hillsborough County plants made discharges without operating permits have been rejected, but the Court found that the Waterway Estates plant did discharge from an unpermitted location and made discharges without an operating permit. The Court also found each plant made discharges in excess of permit limitations at various times during the period alleged. The Court found, however, that the parent corporation had no liability for the claims of unpermitted discharges at any of the three plants; the Court has not ruled on the parent corporation's liability for any remaining claims. Accordingly, the principal issues remaining in the case relate to calculations of penalties, if any, due for discharges from the plants which were allegedly not in accordance with the applicable permits and administrative orders, and for the discharges made without an operating permit at the Waterway Estates plant and whether the parent corporation has any liability for the remaining claims. The trial has been scheduled to commence in March 1996. Based upon the information currently available to it, Avatar believes that it has strong defenses to the amended complaint and intends to pursue those defenses vigorously.

      On March 1, 1994, the Wisconsin Department of Natural Resources (the "Department") notified Avatar that the
  Department had recently issued a second Record of Decision ("ROD") in connection with the Edgerton Sand & Gravel Landfill site (the "Site"). The ROD calls for the City of Edgerton's public water supply system to be extended to the owners of private wells in the vicinity of the Site. The ROD also states that other work related to soil and groundwater remedial action would
  be required at  the Site.   The  Department demanded  that all
  potentially responsible parties ("PRPs") associated with the Site organize into a PRP group to undertake the implementation of the ROD. Avatar responded in writing to the Department. No further action has been taken since by the Department against Avatar in connection with the ROD.


      On November 1, 1994, certain private parties filed a civil action against Avatar and twenty other defendants, in Rock County Circuit Court Wisconsin. (Alderman, et al v. DT Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and the other named defendants disposed of various substances at the Site, thereby causing contamination of the groundwater source used by the plaintiffs. On March 8, 1996, the plaintiffs entered into a settlement agreement with seventeen of the named defendants, including Avatar (the "Settling Defendants"). The Settling Defendants have agreed to pay the plaintiffs an aggregate of $3,179 in damages (of which Avatar's share is $548). Under the terms of the settlement, the Settling Defendants receive: a release and covenant not to sue from the plaintiffs; a release, covenant not to sue and contribution protection from the Department in connection with operating and maintenance costs at the Site; and releases and covenants not to sue from those Settling Defendants who have incurred cleanup costs at the Site. The settlement, however, will not be effective if the costs of constructing and operating the public water supply system exceeds $3,020 or the Wisconsin Department of Development fails to award the city of Edgerton a $750 grant in connection with the design and construction of the public water supply system. If the settlement does not become effective, Avatar has available to it a number of factual and legal defenses, which if successful, would eliminate or substantially reduce Avatar's potential liability.

  NOTE S - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS


                                             For the year ended December 31
                                            --------------------------------
                                              1995         1994       1993
                                            --------    ---------   --------
Revenues:
 Real estate
   Unaffiliated customers                    $72,496     $54,184     $58,206
   Interegment                                   100         100         343
                                            ---------    --------    --------
                                              72,596      54,284      58,549
 Utility
   Unaffiliated customers                     29,669      28,664      67,842
   Intersegment                                    -           -           -
                                            ---------    --------   ---------
                                              29,669      28,664      67,842
    Elimination of intersegment revenues        (100)       (100)       (343)
                                            ---------    --------   ---------
    Total Revenues                          $102,165     $82,848    $126,048
                                            =========    ========   =========

Operating profit:
 Real estate                                 ($2,547)    ($6,516)     $2,435
 Utility                                       3,835       3,102      31,457
                                             --------   ---------   ---------
     Total operating profit                    1,288     (3,414)      33,892
 Interest expense                            (11,627)   (11,207)     (15,656)
                                             --------   ---------   ---------
  (Loss) income before income
   taxes,and effect of changes
   in methods of accounting                 ($10,339)   ($14,621)    $18,236
                                            =========   =========   =========
Depreciation and amortization:
 Real estate                                  $2,397      $1,957      $2,030
 Utility                                       3,486       3,698       4,494
                                            ---------    --------   ---------
     Total                                    $5,883      $5,655      $6,524
                                            =========    ========   =========
Capital expenditures:
 Real estate                                  $2,138      $5,599      $1,857
 Utility                                      17,382      10,745      15,226
                                            ---------    --------   ---------
                                             $19,520     $16,344     $17,083
                                            =========    ========   =========


                                                       December 31
                                            --------------------------------
                                              1995        1994        1993
                                            --------    --------   ---------
Identifiable assets:
 Real estate                                $239,459    $221,384    $224,261
 Utility                                     182,661     173,357     181,884
                                            --------    --------    ---------
     Total Identifiable Assets               422,120     394,741     406,145

General corporate assets                      48,512      51,836      51,602
                                            --------    ---------   ---------
     Total Assets                           $470,632    $446,577    $457,747
                                            ========    =========   =========


  NOTE S - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS -
         - continued

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

  NOTE T- FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts and fair values of the Company's financial instruments, all of which are held for purposes other than trading (except for investments - trading) are as follows at December 31:


                                               1995                 1994
                                       ------------------   -------------------
                                       Carrying    Fair     Carrying    Fair
                                        Amount     Value     Amount     Value
                                       --------   -------   --------   --------
Cash and restricted cash                 $6,515    $6,515     $6,037    $6,037
Investments - trading                    48,258    48,258     51,582    51,582
Contracts, mortgage notes and
 other receivables                       64,515    65,493     71,424    73,185
Notes, mortgage notes and other debt:
  Short term bank credit lines           19,774    19,774     51,444    51,444
  Long term bank credit lines            40,714    40,394          -         -
  Short term development and
   construction loans                     2,916     2,916      3,014     3,014
  Long term development and
   construction loans                    21,619    22,123          -         -
  Mortgage obligations, first mortgage
   bonds and promissory notes            49,801    47,739     37,277    37,263
  Senior debentures                      29,166    30,936     28,978    30,976
  Mortgage trust notes                    8,606     7,107     20,249    18,820


      The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

     Cash and restricted cash:   The carrying amount  reported in
     the balance sheet for cash approximates its fair value.

     Investments - trading:   The carrying amount in  the balance
     sheet for investments is at fair market value.  (See Note A)

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

  NOTE U - QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for 1995 and 1994 is as follows:


                                               1995 Quarter
                                ---------------------------------------------
                                  First      Second       Third      Fourth
                                --------    --------    --------    ---------
  Net revenues                   $26,221     $24,625     $24,996     $26,323
  Expenses                        26,607      26,219      28,460      31,218
                                --------     --------    --------   ---------
  (Loss) before income taxes        (386)     (1,594)     (3,464)     (4,895)
  Provision for income taxes           -           -           -           -
                                ---------    --------    --------    --------
  Net (loss)                       ($386)    ($1,594)    ($3,464)    ($4,895)
                                =========    =========   =========   ========
   Per share amounts:
     Net (loss)                   ($0.04)     ($0.18)     ($0.38)     ($0.54)
                                =========    =========   =========   =========

                                                 1994 Quarter
                                ----------------------------------------------
                                  First      Second      Third       Fourth
                                ---------   ---------   --------    ---------
  Net revenues                   $21,447     $21,708     $19,316     $20,377
  Expenses                        23,039      23,698      21,811      28,921
                                ---------   ---------   ---------   ---------
  (Loss) before income taxes      (1,592)     (1,990)     (2,495)     (8,544)
  Provision for income taxes        (255)          -         255           -
                                ---------   ---------   ---------   ---------
  Net (loss)                     ($1,847)    ($1,990)    ($2,240)    ($8,544)
                                =========   =========   =========   =========
   Per share amounts:
      Net (loss) income           ($0.20)     ($0.22)     ($0.25)     ($0.94)
                                =========   =========   =========   =========


  The financial statements for the year ended December 31, 1995 include the following amounts recorded in the fourth quarter:
       (a)  a decline due to an adjustment  to the  market value
            of investments of  $790 ( or $.09  per share)
       (b)  a provision of $1,250 (or $.14  per share) due to an
            increase  in   the   accrual   related   to  pending
            litigation

  The financial statements for the year ended December 31, 1994 include the following amounts recorded in the fourth quarter:
       (a) a loss of $1,402 (or $.15 per share) due to the decline in market value of investments
       (b) a loss of $1,500 (or $.16 per share) due to the write down of a certain inventory tract to estimated net realizable value
       (c) an expense of $1,000 (or $.11 per share) due to an increase in the accrual related to pending litigation

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.

          Not applicable.
                             PART III
                             --------

  Item 10.    Directors and Executive Officers of the Registrant

       A.   Identification of Directors

            The information required by this item is incorporated by reference from Avatar's 1996 definitive proxy statement (under the caption "Election of Directors") to be filed with the Securities and Exchange Commission on or before April 29, 1996.

       B.   Identification of Executive Officers

            For  information  with  respect   to  the  executive
            officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.


       C.   Compliance with Section 16(a) of the Exchange Act

            The information required by this item is incorporated by reference from Avatar's 1996 definitive proxy statement (under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934"), to be filed with the Securities and Exchange Commission on or before April 29, 1996.

  Item 11.    Executive Compensation

      The information required by this item is incorporated by reference from Avatar's 1996 definitive proxy statement (under the caption "Executive Compensation and Other Information") to be filed with the Securities and Exchange Commission on or before April 29, 1996.

  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management

      The information required by this item is incorporated by reference from Avatar's 1996 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management") to be filed with the Securities and Exchange Commission on or before April 29, 1996.

  Item 13.    Certain Relationships and Related Transactions

      None

                              PART IV
                              -------

 Item 14. Exhibits, Financial Statement Schedules and Reports  on
          Form 8-K

       (a) The following documents are filed or incorporated by reference as part of this report:

   (1) Financial Statements:
   -------------------------
      See Item 8, "Financial Statements and Supplementary Data" on Page 19 of this report.

   (2) Schedules:
   --------------
      II  -   Valuation and Qualifying Accounts
      Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

   (3) Exhibits:
   -------------
   3(a)   *      Certificate of Incorporation,   as amended (previously
                 filed as an exhibit to the Form 10-K for the year ended December 31, 1986).

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

   10(d)  * 1   Amendment to  Employment  Agreement, dated  as  of
                March 1,   1994,  by  and between Avatar  Holdings
                Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended December
                31, 1993)

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

   10(h)  *     Guarantee by American  Water Works Company,   Inc.
                (previously filed as an exhibit to Form 8-K dated as of February 3, 1993).

   10(i)  * 1   Incentive Compensation  Agreement,   dated  as  of
                January 18, 1993   by and between  Avatar Holdings
                Inc. and Dennis Getman (previously filed as an exhibit to Form 10-K for the year ended December
                31, 1993).

   10(j) * 1    Incentive Compensation  Agreement,   dated  as  of
                September 9, 1993  by and  between Avatar Holdings
                Inc. and Charles McNairy (previously filed as an exhibit to Form 10-K for the year ended December
                31, 1993).

   10(k)  *     Revolving   Credit   Agreement    between   Avatar
                Properties Inc. and  BHF Bank  dated November  30,
                1993 (previously filed as  an exhibit to  the Form
                10-K for the year ended December 31, 1993)

   10(l)  * 1   Settlement Agreement dated July 22,  1994, between
                Lawrence Wilkov and  Avatar Holdings  Inc., et  al
                (previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 1994).

   10(m)  * 1   Employment Agreement,  dated as of July 27,  1995,
                by and  between  Avatar  Holdings Inc.  and  Edwin
                Jacobson (previously filed  as an exhibit  to Form
                10-Q for the quarter ended September 30, 1995).

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K -- continued

    11       Statement Re:  Computation of earnings per share
             (filed herewith)
    21       Subsidiaries of the Registrant (filed herewith)

    27       Financial Data Schedule (filed herewith)

      * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission

      1  Employment and Compensation agreements



      (b) Reports on Form 8-K:
      ------------------------
            No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                              (Dollars in thousands)

                                  Balance at  Charged to              Balance
                                   Beginning   Costs and             at end of
                                   of Period   Expenses   Deduction   Period
                                 -----------  ----------  ---------  ---------
Year ended December 31,  1995:
 Deducted from asset accounts:
  Deferred gross profit on
   homesite sales                   $30,221      $713(1)   $3,345(2)   $27,589
  Allowance for doubtful accounts     1,387       271         655(2)     1,003
  Market valuation account            1,184         -         480(3)       704
  Valuation allowance for
   deferred tax assets               38,000     4,000           -       42,000
                                  ---------   -------     -------     --------
      Total                         $70,792    $4,984      $4,480      $71,296
                                  =========   =======     =======     ========

Year ended December 31,1994:
 Deducted from asset accounts:
  Deferred gross profit on
   homesite sales                  $31,969     $1,710(1)   $3,458(2)   $30,221
  Allowance for doubtful accounts    2,631        502       1,746(2)     1,387
  Market valuation account           2,082          -         898(3)     1,184
  Valuation allowance for deferred
   tax assets                       33,000      5,000           -       38,000
                                  --------    -------     -------     --------
       Total                       $69,682     $7,212      $6,102      $70,792
                                  ========    =======     =======     ========

Year ended December 31,1993:
 Deducted from asset accounts:
  Deferred gross profit on
   homesite sales                  $34,950     $1,278(1)   $4,259(2)   $31,969
  Allowance for doubtful accounts    3,051      2,342       2,762(2)     2,631
  Market valuation account           3,297          -       1,215(3)     2,082
  Valuation allowance for deferred
   tax assets                       30,330(4)   2,670           -       33,000
                                  --------    -------     -------     --------
       Total                       $71,628     $6,290      $8,236      $69,682
                                  ========    =======     =======     ========

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

                                     AVATAR HOLDINGS INC.


    Dated: March 29, 1996        By:  /s/Charles L. McNairy
    ---------------------             ---------------------------------------
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

    Dated: March 29, 1996       By:  /s/Lawrence L. Colditz
    ---------------------            ----------------------------------------
                                        Lawrence L. Colditz,  Controller

    Dated: March 29, 1996       By: /s/Milton Dresner
    ---------------------           -----------------------------------------
                                       Milton Dresner,  Director and Audit
                                       Committee Member

    Dated: March 29, 1996       By: /s/Leon T. Kendall
    ---------------------           -----------------------------------------
                                       Leon T. Kendall,  Director and
                                       Chairman of the Audit Committee.

    Dated: March 29, 1996       By: /s/Edwin Jacobson
    ---------------------          ------------------------------------------
                                       Edwin Jacobson,  Director,
                                       Chairman of the Executive Committee,
                                       President and Chief Executive Officer

    Dated: March 29, 1996       By: /s/Leon Levy
    ---------------------          -----------------------------------------
                                       Leon Levy,  Chairman of the Board of
                                       Directors and Executive Committee
                                       Member

    Dated: March 29, 1996      By:   /s/Martin Meyerson
    ---------------------           -----------------------------------------
                                        Martin Meyerson,  Director and
                                        Audit Committee Member


    Dated: March 29, 1996      By:   /s/William Porter
    ---------------------            ----------------------------------------
                                        William Porter,  Director and
                                        Audit Committee Member


    Dated: March 29, 1996      By:
    ---------------------            ----------------------------------------
                                        Kenneth T. Rosen,  Director


    Dated: March 29, 1996      By:   /s/Fred Stanton Smith
    ---------------------           -----------------------------------------
                                        Fred Stanton Smith,  Director and
                                        Executive Committee Member


    Dated: March 29, 1996      By:  /s/Henry King Stanford
    ---------------------           -----------------------------------------
                                       Henry King Stanford,  Director

  Exhibit Index

  3(a) * Certificate of Incorporation, as amended (previously filed as an exhibit to the Form 10-K for the year ended December 31,
             1986).
  3(b) * By-laws, as amended through March 24, 1994 (previously filed as an exhibit to the Form 10-K for the year ended December 31,
             1993).
  4(a) * Instruments defining the rights of security holders, including indenture for 8% senior debentures (previously filed as an exhibit to the Form 8-K dated as of September 12, 1980).

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

 10(d) * 1  Amendment to Employment Agreement,  dated as of March 1,  1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

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

 10(h) *     Guarantee by American Water  Works Company,   Inc. (previously
             filed as  an  exhibit to  Form  8-K dated  as  of February  3,
             1993).

 10(i) * 1  Incentive Compensation  Agreement,   dated as  of January  18,
            1993  by  and between Avatar  Holdings Inc. and  Dennis Getman
            (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

 10(j) * 1  Incentive Compensation Agreement,   dated  as of  September 9,
            1993  by and between Avatar Holdings  Inc. and Charles McNairy
            (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

 10(k) * Revolving Credit Agreement between Avatar Properties Inc. and BHF Bank dated November 30, 1993 (previously filed as an exhibit to the Form 10-K for the year ended December 31,
            1993).

 10(l) * 1  Settlement Agreement  dated July  22,  1994, between  Lawrence
            Wilkov and Avatar Holdings Inc., et al (previously filed as an exhibit to Form 10-Q for the quarter ended June 30, 1994).

 10(m) * 1  Employment Agreement,  dated as of July 27,  1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 1995).



   11     Statement Re:Computation of earnings per share (filed herewith).. 57

   21     Subsidiaries of the Registrant (filed herewith).................. 58

   27     Financial Data Schedule (filed herewith)......................... 60


       * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

       1  Employment and Compensation agreements.