Form 10-Q
period 1996-03-31
AVATAR HOLDINGS INC
filed 1996-05-15
CIK 39677

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

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1996

                                         or

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
                                                  ------     ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of April 30, 1996.




                                  1  of  18

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX
                                        -----


                                                                  PAGE
                                                                  ----
          PART I.    Financial Information
          ---------------------------------

            Item 1.    Financial Statements (Unaudited):

             Consolidated Balance Sheets --
               March 31, 1996 and December 31, 1995..............   3

             Consolidated Statements of Operations --
               Three months ended March 31, 1996 and 1995........   4

             Consolidated Statements of Cash Flows --
               Three months ended March 31, 1996 and 1995........   5

             Notes to Consolidated Financial Statements.........    7


            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.................................    13


          PART II.   Other Information
          ----------------------------

            Item 1.    Legal Proceedings........................    15

            Item 6.    Exhibits and Reports on Form 8-K.........    15

            Exhibit Index.......................................    17

          PART  I  --  FINANCIAL  INFORMATION
          -----------------------------------

          ITEM 1.  FINANCIAL  STATEMENTS


                          AVATAR HOLDINGS INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                        Unaudited
                                 (Dollars in thousands)



                                                    March 31,    December 31,
                                                      1996           1995
                                                    ---------    ------------

     Assets
     ------
     Cash                                             $6,397          $2,467
     Restricted cash                                   2,407           4,048
     Investments - trading                            42,390          48,258
     Contracts, mortgage notes and
        other receivables, net                        63,188          64,515
     Land and other inventories                      162,455         149,270
     Property, plant and equipment, net              182,384         182,844
     Other assets                                     15,579          15,209
     Regulatory assets                                 4,050           4,021
                                                    --------        --------
                  Total Assets                      $478,850        $470,632
                                                    ========        ========

     Liabilities and Stockholders' Equity
     ------------------------------------

     Liabilities
     -----------
     Notes, mortgage notes and other debt:
       Real estate and corporate                    $108,213        $104,897
       Development and construction loan              31,696          24,535
       Utilities                                      43,367          43,164
     Estimated development liability for sold land    11,706          13,033
     Accounts payable                                 10,614           9,306
     Accrued and other liabilities                    32,249          32,886
     Deferred customer betterment fees                18,922          18,997
     Minority interest in consolidated subsidiaries    9,062           9,060
                                                    --------       ---------
                  Total Liabilities                  265,829         255,878

     Commitments and contingent liabilities

     Contributions in aid of construction             55,685          56,342

     Stockholders' Equity
     --------------------
     Common Stock, par value $1 per share
                  Authorized: 15,500,000 shares
                  Issued:  12,715,448 shares          12,715          12,715
     Additional paid-in capital                      207,271         207,271
     (Deficit) retained earnings                        (677)            399
                                                    --------        --------
                                                     219,309         220,385
     Treasury stock, at cost, 3,620,346 shares        61,973          61,973
                                                    --------        --------
     Total Stockholders' Equity                      157,336         158,412
                                                    --------        --------
     Total Liabilities and Stockholders' Equity     $478,850        $470,632
                                                   =========        ========

          See notes to consolidated financial statements.

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                For the Three Months Ended March 31, 1996 and 1995
                                    (Unaudited)
                    (Dollars in thousands except per share data)


                                                For the three months ended
                                                         March 31,
                                                ---------------------------

                                                   1996            1995
                                                 --------        --------
      Revenues
      --------
      Real estate sales                           $17,321         $13,367
      Deferred gross profit                          (312)           (437)
      Utility revenues                              8,201           7,795
      Interest income                               2,288           2,523
      Trading account profit, net                   1,001           2,884
      Other                                           400              89
                                                 ---------       ---------
           Total revenues                          28,899          26,221

      Expenses
      --------
      Real estate expenses                         18,150          15,410
      Utility expenses                              6,141           6,077
      General and administrative expenses           2,553           2,170
      Interest expense                              2,926           2,746
      Other                                           205             204
                                                 ---------       ---------
           Total expenses                          29,975          26,607
                                                 ---------       ---------

      Loss before income taxes                     (1,076)           (386)

      Provision for income taxes                        -               -
                                                 ---------       ---------

      Net loss                                    ($1,076)          ($386)
                                                 =========       =========

      Per share amounts:

      Net loss                                      ($.12)          ($.04)
                                                 ==========      ==========

     See notes to consolidated financial statements.

                              AVATAR HOLDINGS INC. AND SUBSIDIARIES
                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                     (Dollars in Thousands)

                                                   For the three months ended
                                                             March 31,
                                                   --------------------------
                                                        1996          1995
                                                    ----------       --------
     OPERATING ACTIVITIES
     --------------------
     Net loss                                           ($1,076)       ($386)
       Adjustments to reconcile net loss to
         net cash (used in) provided by
           operating activities:
           Depreciation and amortization                   2,455        2,508
           Deferred gross profit                             312          437
           Cost of sales not requiring cash                1,025          871
           Trading account profit, net                    (1,001)      (2,884)
           Changes in operating assets and liabilities:
             Restricted cash                               1,641        (181)
             Investments - trading                         7,100            -
             Principal payments on contracts receivable    4,347        5,303
             Receivables                                  (2,200)      (2,849)
             Other receivables                            (1,132)        (180)
             Inventories                                 (15,537)      (4,635)
             Other assets                                   (370)      (1,194)
             Accounts payable and accrued and other
               liabilities                                   336        4,347
                                                          -------     --------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  (4,100)       1,157

     INVESTING ACTIVITIES
     --------------------
     Investment in property, plant and equipment          (2,652)      (3,125)
                                                          --------     -------
     NET CASH USED IN INVESTING ACTIVITIES                (2,652)      (3,125)

     FINANCING ACTIVITIES
     --------------------
     Net proceeds from revolving lines of credit and
         long-term borrowings                              22,569       5,968
     Principal payments on revolving lines of credit and
         long-term borrowings                             (11,887)     (4,666)
                                                          --------     -------
     NET CASH PROVIDED BY FINANCING ACTIVITIES             10,682       1,302
                                                          --------     -------
     INCREASE (DECREASE)  IN CASH                           3,930        (666)
     Cash at beginning of period                            2,467       4,765
                                                          --------    --------
     CASH AT END OF PERIOD                                 $6,397      $4,099
                                                          ========    ========

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows -- continued
                                     (Unaudited)
                               (Dollars in thousands)


          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          --------------------------------------------------

                                                   For the three months ended
                                                           March 31,
                                                   ---------------------------

        Cash paid during the period for:              1996             1995
                                                    --------         --------
          Interest (net of amount capitalized of
            $1,019 and  $616 in 1996 and 1995,
            respectively)                              $791           $1,154
                                                    ========         ========
          Income taxes                                    -                -
                                                    ========         ========



          SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
          ------------------------------------------------------

                                                       1996           1995
                                                     --------        -------

         Contributions in aid of construction           $101           $472
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

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
                               (Dollars in thousands)


          Basis of Statement Presentation and Summary of Significant
          ----------------------------------------------------------
          Accounting Policies
          -------------------

               The consolidated balance sheets as of March 31, 1996 and December 31, 1995, and the related consolidated statements of operations and cash flows for the three month period ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

               For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1995 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

          Reclassifications
          -----------------

                Certain amounts presented for 1995 have been reclassified in the financial statements for comparative purposes.

          Net Loss Per Common Share
          -------------------------

               For the three months ended March 31, 1996 and 1995, net loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

          Restricted Cash
          ---------------

               Restricted cash includes collections of monthly payments, totaling $851 at March 31, 1996, on pledged mortgage notes receivable. These collections will be applied to reduce the related mortgage trust notes. Also included in restricted cash, at March 31, 1996, are utility deposits of $97, as well as housing deposits of $1,459 which have been placed in escrow. The housing deposits will become available to the Company when the housing contracts close.

          Impact of Recently Issued Accounting Standards:
          -----------------------------------------------

               In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in the first quarter of 1996, and there has been no material impact on the Company's operations or financial position.

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

          Use of Estimates:
          -----------------

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

          Investments - trading
          ---------------------

               The Company classifies all of its investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value, and both realized and unrealized gains and losses are included in net trading account profit. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by investment brokerage companies .

               Avatar's investment portfolio at March 31, 1996 and December 31, 1995 included corporate bonds and other bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities. The non-rated bonds are thinly traded and may require 60 to 90 days to liquidate. The portfolio also includes obligations for securities which have been sold that the Company does not own and will, therefore, be obligated to purchase at a future date. Such obligations have been recorded at the fair market value of the securities and contain an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price at which they were sold previously.

               The  following  table   sets  forth  the   fair  values   of
          investments (including securities sold short which are valued at the cost to purchase):

                                          March 31,           December 31,
                                             1996                 1995
                                          ---------           ------------
      Corporate bonds                       $21,237              $21,985
      Non-rated bonds                            50                8,472
      Equity securities                          94                2,045
      Other rated bonds                       9,373                4,753
      Money market accounts                  11,842               11,519
      Less:
        Securities sold short                  (206)                (516)
                                           ---------            ---------

           Total market value               $42,390              $48,258
                                           =========            =========

           Aggregate cost                   $40,984              $44,116
                                           =========            =========

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued


          Contracts, Mortgage Notes and Other Receivables
          -----------------------------------------------

          Contracts, mortgage notes, and other receivables are summarized as follows:

                                                 March 31,       December 31,
                                                   1996              1995
                                                -----------      ------------
    Contracts and mortgage notes receivable       $86,052            $89,317
    Notes and other receivables                     8,419              7,268
                                                -----------      ------------
                                                   94,471             96,585
                                                -----------      ------------
    Less:
            Deferred gross profit                  26,942             27,589
            Allowance for doubtful accounts         1,092              1,003
            Market valuation reserve                  437                704
            Other                                   2,812              2,774
                                                ----------       ------------
                                                   31,283             32,070
                                                ----------       ------------
                                                  $63,188            $64,515
                                                ==========       ============

          Land and Other Inventories
          --------------------------

          Inventories consist of the following:

                                                     March 31,    December 31,
                                                        1996           1995
                                                     ----------    -----------
     Land developed and in process of development      $99,998        $95,315
     Land held for future development or sale           34,843         34,790
     Dwelling units completed or under construction     26,733         18,044
     Other                                                 881          1,121
                                                     ----------     ----------
                                                      $162,455       $149,270
                                                     ==========     ==========

          Minority Interest in Consolidated Subsidiaries
          ----------------------------------------------

               Minority   interest   in   consolidated   subsidiaries   is
          represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                             March 31,          December 31,
                                               1996                 1995
                                            ----------          ------------
     9% Cumulative preferred stock             $9,000                $9,000
     Other                                         62                    60
                                            ----------          ------------
                                               $9,062                $9,060
                                            ==========          ============

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

          Minority Interest in Consolidated Subsidiaries - continued
          ----------------------------------------------

               Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for redemption no earlier than March 1, 1997, in whole or in part; however, a minimum of $1,800 per annum of the preferred stock must be redeemed beginning in 1997. A redemption of all outstanding shares must occur no later than March 1, 2001.

               Charges to operations recorded as "Other Expenses" relate to preferred stock dividends of subsidiaries for the three months ended March 31, 1996 and 1995, which amount to $205 and $204 , respectively.

          Income Taxes
          ------------

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 1996 and 1995 are as follows:

                                                            1996        1995
                                                         ---------    --------
     Deferred income tax assets
       Net operating loss carryforward                     $17,000    $10,000
       Tax over book basis of land inventory                23,000     22,000
       Unrecoverable land development costs                  3,000      5,000
       Tax over book basis of depreciable assets             7,000      6,000
       Alternative minimum tax and investment tax credit
         carryforward                                        5,000      5,000
       Other                                                 2,000      3,000
                                                          ---------   --------
     Total deferred income taxes                            57,000     51,000

       Valuation allowance for deferred income tax assets  (42,000)   (38,000)
                                                          ---------   --------
     Deferred income tax assets after valuation allowance   15,000     13,000

     Deferred income tax liabilities
       Book over tax income recognized on homesite
            and vacation ownership sales                    (5,000)    (4,000)
       Deferred carrying charges on utility plant           (3,000)    (3,000)
       Other                                                (7,000)    (6,000)
                                                          ---------   --------
     Total deferred income tax liabilities                 (15,000)   (13,000)
                                                          ---------   --------
     Net deferred income taxes                                   $0        $0
                                                          =========   ========

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

          Income Taxes -- continued
          ------------

               A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 34% for the three months ended March 31, 1996 and 1995 is as follows:


                                                         For the Three Months
                                                            ended March 31,
                                                         --------------------
                                                           1996         1995
                                                         --------    --------
     Income tax (credit) computed at statutory rate        ($366)      ($131)
     Income tax effect of non-deductible dividends
          on preferred stock of subsidiary                    70          69
     State income tax (credit),  net of federal effect       (30)          0
     Other, net                                              326          62
                                                         --------    --------
     Provision for income taxes                               $0          $0
                                                         ========    ========

          Contingencies
          -------------

               Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

               On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company, a utility subsidiary of Avatar, in the U.S. District Court for the Middle District of Florida. (United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21(D)). The complaint alleges that the Waterway Estates wastewater treatment plant, located in Lee County, Florida, operated in violation of the Federal Clean Water Act, 33 U.S.C. S1251 et seq at various times during the period from October 1, 1988 through July 14, 1992. The Federal Clean Water Act provides for maximum civil penalties of $25 per day for each violation. On May 5 and June 26, 1995, the United States amended the complaint to include allegations against Florida Cities Water Company for violations of the Federal Clean Water Act at two other wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrolwood, located in Hillsborough County, Florida. The amended complaint alleges that the three wastewater treatment plants were operated for various periods of time without a federal discharge permit and that, subsequently, certain pollutants were discharged in excess of applicable federal permit limitations. In addition, the government amended the complaint to include Avatar Holdings Inc., the ultimate parent corporation, as a defendant. As a result of the Court's disposition of two previous motions for partial summary judgment, the Government's claims that the Brevard County and Hillsborough County plants made discharges without operating permits have been rejected, but the Court found that the Waterway Estates plant did discharge from an unpermitted location and made discharges without an operating permit. The Court also found each plant made discharges in excess of permit limitations at various times during the period alleged. The Court found,

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          continued

          Contingencies -- continued
          -------------

          however, that the parent corporation had no liability for the claims of unpermitted discharges at any of the three plants; the Court has not ruled on the parent corporation's liability for any remaining claims. Accordingly, the principal issues remaining in the case relate to calculations of penalties, if any, due for discharges from the plants which were allegedly not in accordance with the applicable permits and administrative orders, and for the discharges made without an operating permit at the Waterway Estates plant and whether the parent corporation has any liability for the remaining claims. The trial was held in March and April, 1996 and the filing of trial briefs is expected to be in June 1996. Based upon the information currently available to it, Avatar believes that it has strong defenses to the amended complaint and intends to continuue to pursue these defenses vigorously.

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

               On November 1, 1994, certain private parties filed a civil action against Avatar and twenty other defendants, in Rock County Circuit Court Wisconsin. (Alderman, et al v. DT Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and the other named defendants disposed of various substances at the Site, thereby causing contamination of the groundwater source used by the plaintiffs. On March 8, 1996, the plaintiffs entered into a settlement agreement with seventeen of the named defendants, including Avatar (the "Settling Defendants"). The Settling Defendants have agreed to pay the plaintiffs an aggregate of $3,179 in damages (of which Avatar's share is $548). Under the terms of the settlement, the Settling Defendants receive: a release and covenant not to sue from the plaintiffs; a release, covenant not to sue and contribution protection from the Department in connection with operating and maintenance costs at the Site; and releases and covenants not to sue from those Settling Defendants who have incurred cleanup costs at the Site. The settlement, however, will not be effective if the costs of constructing and operating the public water supply system exceeds $3,020 or the Wisconsin Department of Development fails to award the city of Edgerton a $750 grant in connection with the design and construction of the public water supply system. The grant was awarded to the city of Edgerton. The Settling Defendants are negotiating the terms of the Consent Decree with the Department and the State Department of Justice. If the settlement does not become effective, Avatar has available to it a number of factual and legal defenses, which if successful, would eliminate or substantially reduce Avatar's potential liability.

          Item  2.  Management's  Discussion  and  Analysis  of   Financial
                    Condition and Results of Operations (dollars in thousands except per share data)

          RESULTS OF OPERATIONS
          ---------------------

               Operations for the three month period ended March 31, 1996, resulted in a net loss of $1,076 or $.12 per share, compared to a net loss of $386 or $.04 per share for the same period of 1995. The decrease in operating results for the three months was primarily attributable to a decrease in trading account profits partially offset by an increase in real estate operating results and utility operating results.

               Avatar's real estate revenues for the three months ended March 31, 1996, increased $3,954 or 29.6%, while real estate expenses increased $2,740 or 17.8%, when compared to the same period of 1995. The increase in real estate revenues for the three month period ended March 31, 1996 is generally a result of increased housing, vacation ownership, and resort revenues, as well as, a bulk land sale. The increase in real estate expenses for the three month period ended March 31, 1996, when compared to the same period of 1995, is essentially a result of increased real estate sales volume and increased selling expenses related to new projects within home-building operations.

               Data from home-building operations for the three months ended March 31, 1996 and 1995 is summarized as follows :

                                                     Three Months
                                                 1996              1995
                                              -----------      -----------
      Units closed
      ------------
        Number of units                               44                25
        Aggregate dollar volume                   $3,825            $2,008
        Average price per unit                       $87               $80

      Units sold, net
      ---------------
        Number of units                              142                79
        Aggregate dollar volume                  $17,819           $19,521
        Average price per unit                      $125              $247

      Backlog                                           March 31,
      -------                                     1996             1995
                                                ---------       ----------
        Number of units                              250               113
        Aggregate dollar volume                  $45,972           $22,563
        Average price per unit                      $184              $200


               The decrease in the average price per unit sold is a result of sales reservations written during the fourth quarter of 1994 at the Company's Harbor Island project converting to contracts during the three months ended March 31, 1995.

               Utility revenues for the three months ended March 31, 1996, increased $406 or 5.2% when compared to the same period of 1995. The increase in utility revenues is primarily attributable to the implementation of rate increases as well as customer growth. Utility

          Item 2.   Management's   Discussion  and  Analysis  of   Financial
                    Condition and Results of Operations (dollars in thousands except per share data) -- continued

          RESULTS OF OPERATIONS -- continued
          ---------------------

          expenses for the three months ended March 31, 1996, increased $64 or 1.1%, when compared to the same period of 1995. The increase in utility expenses is due to higher utility operating costs.

               Interest income for the three months ended March 31, 1996, decreased $235 or 9.3% when compared to the same period for 1995. The decline in interest income is due to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $86,052 at March 31, 1996, compared to $97,390 at March 31, 1995.

               Trading account profit, net for the three months ended March 31, 1996, decreased $1,883 or 65.3% compared to the same period for 1995. The lower average amount invested in the Company's investment portfolio contributed to the decline in trading account profit. Trading account profit represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers.

               General and administrative expenses for the three months ended March 31, 1996, increased $383 or 17.6% compared to the same period of 1995. The increase for the three months ended March 31, 1996 is mainly attributable to an increase in the accrual for incentive compensation.

               Interest expense for the three months ended March 31, 1996, increased $180 or 6.6% compared to the same period of 1995. The increase for the three months is primarily due to the increase in the outstanding balance of notes, mortgage notes and other debt which was partially offset by the capitalization of interest, which was greater for the first three months of 1996 compared to the same period in 1995.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Avatar's primary business activities, which include housing, vacation ownership, retail land sales, land development, resort operations and utility services, are capital intensive in nature. Avatar expects to have available a combination of cash and investment securities on hand, operating cash flows and external borrowings, which management believes is adequate to fund its operations and capital requirements.

               Avatar had approximately $42,390 in investments, at March 31, 1996, which were classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds. During the three months ended March 31, 1996, the Company's cash requirements necessitated the sale of $7,100 of its portfolio investments. A portion of the investment portfolio collateralizes a $36,000 line of credit which had an outstanding balance at March 31, 1996, of $36,000 and will mature during the second quarter of 1997.

          Item 2.   Management's   Discussion   and   Analysis  of  Financial
                    Condition and Results of Operations (dollars in thousands except per share data) -- continued

          LIQUIDITY AND CAPITAL RESOURCES - continued
          -------------------------------

               In March 1996, the Company obtained a credit line in the initial amount of $10,000, which matures May 31, 1997 and is collateralized by the stock of Avatar Mortgage Funding Inc. This line will be increased to $16,000 upon repayment of the Avatar Homesite Mortgage Trust Notes, which Avatar expects to occur during the third quarter of 1996. At March 31, 1996, this line had an outstanding balance of $8,000. Upon repayment of the Avatar Homesite Mortgage Trust Notes, the contracts receivable, which had secured the Mortgage Trust Notes, will be substituted as collateral for the Company's obligations under the credit line.

               On April 17, 1996,  the Company obtained an additional  line
          of credit for   $10,000. This  credit facility  matures in  April
          2001 and is collateralized by certain contracts receivable.

               Maturities of debt for 1996 include approximately $7,894, related to one of the Company's bank credit lines, which matures in May 1996. Avatar is currently negotiating to extend or refinance this credit line; however, there is no assurance that Avatar will be able to obtain a satisfactory extension or refinancing of this credit line.


          PART II -- OTHER INFORMATION
          ----------------------------

           Item 1.  Legal Proceedings

               The information, which is set forth in the second and final paragraph under the caption "Contingencies" in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Report, relating to the October 1, 1993 and the November 1, 1994 civil actions against Avatar, respectively, is incorporated herein by reference.

           Item 6.  Exhibits and Reports on Form 8-K

           Exhibits

               27   Financial Data Schedule (filed herewith)

           Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1996.

          SIGNATURES
          ----------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AVATAR HOLDINGS INC.

     Date:      May 15, 1996         By:      /s/ Lawrence L.  Colditz
                ------------                  ------------------------
                                              Lawrence L. Colditz
                                              Controller

     Date:      May 15, 1996         By:      /s/ Charles L. McNairy
                ------------                  ------------------------
                                              Charles L. McNairy
                                              Executive Vice President,
                                              Treasurer and Chief Financial
                                              Officer

          Exhibit Index

       27      Financial Data Schedule (filed herewith)..............    18