Form 10-Q
period 1996-06-30
AVATAR HOLDINGS INC
filed 1996-08-12
CIK 39677

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               __________________________________________________

             [X]  Quarterly report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of July 31, 1996.

                                     1 of 18

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                             PAGE
                                                             ----
     PART I.    Financial Information

       Item 1.    Financial Statements (Unaudited):

        Consolidated Balance Sheets --
          June 30, 1996 and December 31, 1995..............    3

        Consolidated Statements of Operations --
          Six months and three months ended
            June 30, 1996 and 1995.........................    4

        Consolidated Statements of Cash Flows --
          Six months ended June 30, 1996 and 1995..........    5

        Notes to Consolidated Financial Statements.........    7

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.................................    12


     PART II.   Other Information

       Item 1.    Legal Proceedings........................    15

       Item 4.    Submission of Matters to a Vote of
                  Security Holders.........................    15

       Item 6.    Exhibits and Reports on Form 8-K.........    16

       Exhibit Index.......................................    17

     PART  I  --  FINANCIAL  INFORMATION
     -----------------------------------
     ITEM 1.  FINANCIAL  STATEMENTS

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                     (Unaudited)
                                (Dollars in thousands)

                                                     June 30,    December 31,
                                                       1996           1995
                                                     --------    ------------
  Assets
  ------
  Cash                                                 $1,720         $2,467
  Restricted cash                                       2,363          4,048
  Investments - trading                                28,196         48,258
  Contracts, mortgage notes and other
    receivables, net                                   62,714         64,515
  Land and other inventories                          162,856        149,270
  Property, plant and equipment, net                  183,239        182,844
  Other assets                                         15,898         15,209
  Regulatory assets                                     3,992          4,021
                                                     --------       --------
                      Total Assets                   $460,978       $470,632
                                                     ========       ========

  Liabilities and Stockholders' Equity
  ------------------------------------
  Liabilities
  -----------
  Notes, mortgage notes and other debt:
    Real estate and corporate                         $99,617       $104,897
    Development and construction loan                  28,390         24,535
    Utilities                                          42,431         43,164
  Estimated development liability for sold land        10,582         13,033
  Accounts payable                                      9,393          9,306
  Accrued and other liabilities                        29,090         32,886
  Deferred customer betterment fees                    19,055         18,997
  Minority interest in consolidated subsidiaries        9,060          9,060
                                                     --------       --------
                      Total Liabilities               247,618        255,878

  Commitments and contingent liabilities

  Contributions in aid of construction                 55,931         56,342

  Stockholders' Equity
  --------------------
  Common Stock, par value $1 per share
                      Authorized: 15,500,000 shares
                      Issued:  12,715,448 shares       12,715         12,715
  Additional paid-in capital                          207,271        207,271
  (Deficit) retained earnings                            (584)           399
                                                     --------       --------
                                                      219,402        220,385
  Treasury stock, at cost, 3,620,346 shares            61,973         61,973
                                                     --------       --------
  Total Stockholders' Equity                          157,429        158,412
                                                     --------       --------
  Total Liabilities and Stockholders' Equity         $460,978       $470,632
                                                     ========       ========

     See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
       For the Six Months and Three Months Ended June 30, 1996 and 1995
                                  (Unaudited)
                  (Dollars in thousands except per share data)

                                        Six Months            Three Months
                                     ----------------       ---------------
                                      1996       1995       1996       1995
                                      ----       ----       ----       ----
Revenues
- --------
Real estate sales                   $44,143    $24,448    $26,822    $11,081
Deferred gross profit                   377       (544)       689       (107)
Utility revenues                     16,435     15,515      8,234      7,720
Interest income                       4,486      4,896      2,198      2,373
Trading account profit, net           1,597      6,221        596      3,337
Other                                   470        310         70        221
                                   --------   --------   --------   --------
     Total revenues                  67,508     50,846     38,609     24,625

Expenses
- --------
Real estate expenses                 44,805      30,248     26,655    14,838
Utility expenses                     12,820      12,241      6,679     6,164
General and administrative expenses   4,684       4,434      2,131     2,264
Interest expense                      5,774       5,495      2,848     2,749
Other                                   408         408        203       204
                                   --------    --------   --------  --------
     Total expenses                  68,491      52,826     38,516    26,219
                                   --------    --------   --------  --------

(Loss) income before income taxes      (983)     (1,980)        93    (1,594)

Provision for income taxes                -           -          -         -
                                   --------    --------   --------  --------
Net (loss) income                     ($983)    ($1,980)       $93   ($1,594)
                                   ========    ========   ========  ========
Per share amounts:

Net (loss) income                     ($.11)      ($.22)      $.01     ($.18)
                                   ========    ========   ========  ========

See notes to consolidated financial statements.

                            AVATAR HOLDINGS INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                                   (Dollars in Thousands)

                                                      For the six months ended
                                                              June 30,
                                                      ------------------------
                                                           1996        1995
                                                          ------      ------
  OPERATING ACTIVITIES
  --------------------
  Net loss                                                ($983)     ($1,980)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
     operating activities
       Depreciation and amortization                      5,275        4,385
       Deferred gross profit                               (377)         544
       Cost of sales not requiring cash                   3,983        1,621
       Trading account profit, net                       (1,597)      (6,221)
       Changes in operating assets and liabilities:
             Restricted cash                              1,685       (1,138)
             Investments - trading                       21,100            -
             Principal payments on contracts receivable   9,343       10,168
             Receivables                                 (7,252)      (4,450)
             Other receivables                               87          286
             Inventories                                (20,020)     (11,694)
             Other assets                                  (689)      (2,825)
             Accounts payable and accrued and other
               liabilities                               (3,063)        (210)
                                                       --------     --------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     7,492      (11,514)

  INVESTING ACTIVITIES
  --------------------
  Investment in property, plant and equipment            (6,081)      (7,890)
                                                       --------     --------
  NET CASH  USED IN  INVESTING ACTIVITIES                (6,081)      (7,890)

  FINANCING ACTIVITIES
  --------------------
  Net proceeds from revolving lines of credit and
    long-term borrowings                                 43,322       27,754
  Principal payments on revolving lines of credit and
    long-term borrowings                                (45,480)     (11,039)
                                                       --------     --------
  NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES   (2,158)      16,715
                                                       --------     --------
  DECREASE IN CASH                                         (747)      (2,689)
  Cash at beginning of period                             2,467        4,560
                                                       --------     --------
  CASH AT END OF PERIOD                                  $1,720       $1,871
                                                       ========     ========

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows -- continued
                                  (Unaudited)
                             (Dollars in thousands)


     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     --------------------------------------------------

                                                    For the six months ended
                                                            June 30,
                                                    ------------------------
     Cash paid during the period for:                 1996            1995
                                                     ------          ------
        Interest (net of amount capitalized of
          $1,986 and $1,238 in 1996 and 1995,
          respectively)                              $4,832           $4,696
                                                   ========         ========
        Income taxes                                   $  -             $  -
                                                   ========         ========

     SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
     ------------------------------------------------------

                                                      1996            1995
                                                     ------          ------

       Contributions in aid of construction          $1,033           $1,555
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

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in thousands)

     Basis of Statement Presentation and Summary of Significant
     ----------------------------------------------------------
     Accounting Policies
     -------------------

          The consolidated balance sheets as of June 30, 1996 and December 31, 1995, and the related consolidated statements of operations for the six month and three month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1995 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

     Reclassifications
     -----------------

          Certain amounts presented for 1995 have been reclassified in the financial statements for comparative purposes.

     Net (Loss) Income Per Common Share
     ----------------------------------

          For the six months and three months ended June 30, 1996 and 1995, net (loss) income per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

     Restricted Cash
     ---------------

          Restricted cash includes collections of monthly payments, totaling $869 at June 30, 1996, on pledged mortgage notes receivable. These collections will be applied to reduce the related mortgage trust notes. Also included in restricted cash, at June 30, 1996, are utility deposits of $48, as well as housing deposits of $1,446 which have been placed in escrow. The housing deposits will become available to the Company when the housing contracts close.





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

          Avatar's investment portfolio at June 30, 1996 and December 31, 1995 included corporate bonds and other bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities. At December 31, 1995, the portfolio also included obligations for securities which have been sold that the Company does not own and will, therefore, be obligated to purchase at a future date. Such obligations have been recorded at the fair market value of the securities and contain an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price at which they were sold previously.

          The following table sets forth the fair values of investments (including securities sold short which are valued at the cost to purchase):

                                           June 30,      December 31,
                                             1996             1995
                                           ---------       -----------
     Corporate bonds                          $7,721         $21,985
     Non-rated bonds                              73           8,472
     Equity securities                            63           2,045
     Other rated bonds                         9,917           4,753
     Money market accounts                    10,422          11,519
     Less:
       Securities sold short                       -            (516)
                                            --------        --------
               Total market value            $28,196         $48,258
                                            ========        ========

               Aggregate cost                $27,055         $44,116
                                            ========        ========

     Contracts, Mortgage Notes and Other Receivables
     -----------------------------------------------

     Contracts, mortgage notes, and other receivables are summarized as follows:

                                                    June 30,     December 31,
                                                      1996           1995
                                                   ----------    ------------
  Contracts and mortgage notes receivable             $84,753        $89,317
  Notes and other receivables                           7,243          7,268
                                                     --------       --------
                                                       91,996         96,585

  Less:
         Deferred gross profit                         25,830         27,589
         Allowance for doubtful accounts                1,283          1,003
         Market valuation reserve                         334            704
         Other                                          1,835          2,774
                                                     --------       --------
                                                       29,282         32,070
                                                     --------       --------
                                                      $62,714        $64,515
                                                     ========       ========

     Land and Other Inventories
     --------------------------

     Inventories consist of the following:

                                                      June 30,    December 31,
                                                        1996          1995
                                                     ---------    ------------
  Land developed and in process of development       $101,237        $95,315
  Land held for future development or sale             34,883         34,790
  Dwelling units completed or under construction       25,928         18,044
  Other                                                   808          1,121
                                                     --------       --------
                                                     $162,856       $149,270
                                                     ========       ========

     Minority Interest in Consolidated Subsidiaries
     ----------------------------------------------

          Minority interest in consolidated subsidiaries is represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:



                                               June 30,         December 31,
                                                 1996               1995
                                               --------         ------------
   9% Cumulative preferred stock                 $9,000               $9,000
   Other                                             60                   60
                                               --------             --------
                                                 $9,060               $9,060
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

          Charges to operations recorded as "Other expenses" relate to preferred stock dividends of subsidiaries for the six months ended June 30, 1996 and 1995, which amounted to $408 and $408, respectively, and for the three months ended June 30, 1996 and 1995 which amounted to $203 and $204 , respectively.

     Income Taxes
     ------------

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1996 and 1995 are as follows:

                                                           1996       1995
                                                         --------   --------
  Deferred income tax assets
     Net operating loss carryforward                      $16,000    $13,000
     Tax over book basis of land inventory                 24,000     22,000
     Unrecoverable land development costs                   3,000      5,000
     Tax over book basis of depreciable assets              7,000      6,000
     Alternative minimum tax and investment tax credit
          carryforward                                      4,000      5,000
     Other                                                  3,000      1,000
                                                         --------   --------
  Total deferred income taxes                              57,000     52,000

     Valuation allowance for deferred income tax assets   (42,000)   (39,000)
                                                         --------   --------
  Deferred income tax assets after valuation allowance     15,000     13,000

  Deferred income tax liabilities
     Book over tax income recognized on homesites
         and vacation ownership sales                      (5,000)    (4,000)
     Deferred carrying charges on utility plant            (3,000)    (3,000)
     Other                                                 (7,000)    (6,000)
                                                         --------   --------
  Total deferred income tax liabilities                   (15,000)   (13,000)
                                                         --------   --------
  Net deferred income taxes                                    $0         $0
                                                         ========   ========

     A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 34% for the six months ended June 30, 1996 and 1995 is as follows:

                                                              Six Months
                                                           1996        1995
                                                          ------      ------
 Income tax (credit) computed at statutory rate           ($334)       ($673)
 Income tax effect of non-deductible dividends
      on preferred stock of subsidiary                      139          138
 State income tax (credit),  net of federal effect          (13)         (54)
 Other, net                                                 208           74
 Change in valuation allowance on deferred tax assets         -          515
                                                       --------     --------
 Provision for income taxes                                  $0           $0
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

          On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company ("Florida Cities") , a utility subsidiary of Avatar Holdings Inc. ("Avatar"), in the U.S. District Court for the Middle District of Florida. (United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21(d)), alleging that the Waterway Estates treatment plant, located in Lee County, Florida, operated in violation of the Clean Water Act ("Act"), 33 U.S.C. S1251 et seq. at various times during the period from October 1, 1988 through July 14, 1992. The Act provides for maximum civil penalties of $25 per day for each violation. On May 5 and June 26, 1995, the United States amended the complaint to include allegations against Florida Cities for violations of the Act at two other wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrolwood, located in Hillsborough County, Florida. The amended complaint alleges that the three wastewater treatment plants were operated for various periods of time without a federal discharge permit and that, subsequently, certain pollutants were discharged in excess of applicable federal permit limitations. In addition, the government amended the complaint to include Avatar, the parent corporation, as a defendant. On November 22, 1995, the Court ruled that certain claims against Florida Cities for unpermitted discharges at the Barefoot Bay and Carrollwood plants, and alledged violations of an administrative order, were barred by the doctrine of res judicata. On November 22, 1995 and December 21, 1995, the Court held that allegations against the parent corporation for events occuring prior to May 5, 1990 were barred by the statue of limitations. Moreover, the Court held that certain claims against the parent corporation relating to unpermitted discharges at the Barefoot Bay and Carrollwood plants and Florida Cities' alleged violations of an administrative order, were precluded by the res judicata doctrine. As a result, the issues remaining for trial involved calculations of penalties for alleged unpermitted discharges and permit violations, and whether the parent corporation had any liability for these claims. A trial was held in March and April 1996, and post-trial briefs were submitted to the Court on June 6, 1996. On July 23, 1996, the Court requested additional briefing on two cases that could arguably bear on the Court's prior November 1995 ruling precluding certain claims based on the doctrine of res judicata. Upon consideration of these cases, the Court could reinstate certain claims perviously rejected by the Court. All parties submitted opening briefs in response to the recent request by the Court, and will submit reply briefs by August 9, 1996. Based upon the information currently available to it, Avatar and Florida Cities believe that they have strong defenses to the claims that were at issue at trial, and a strong position that the claims previously barred by the Court based on the doctrine of res judicata should not be reinstated. Avatar and Florida Cities intend to continue their vigorous defense in this matter.

     -------------

          On November 1, 1994, certain private parties filed a civil action against Avatar and twenty other defendants, in Rock County Circuit Court Wisconsin. (Alderman, et al v. DT Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs allege that Avatar and the other named defendants disposed of various substances at the Edgerton Sand & Gravel Landfill site (the "Site"), thereby causing contamination of the groundwater source used by the plaintiffs. On March 8, 1996, the plaintiffs entered into a settlement agreement with seventeen of the named defendants, including Avatar (the "Settling Defendants"). The Settling Defendants have agreed to pay the plaintiffs an aggregate of $3,179 in damages (of which Avatar's share is $548). Under the terms of the settlement, the Settling Defendants receive: a release and covenant not to sue from the plaintiffs; a release, covenant not to sue and contribution protection from the Wisconsin Department of Natural Resources (the "Department") in connection with operating and maintenance costs at the Site pursuant to a consent decree with the State of Wisconsin, which must receive judicial approval to become effective (the "Consent Decree"); and releases and covenants not to sue from those Settling Defendants who have incurred cleanup costs at the Site. Once the Consent Decree is lodged and approved by the court, this matter sould be fully resolved. In the event, however, the Consent Decree is not approved, the litigation would most likely resume, in which case Avatar has available to it a number of factual and legal defenses, which if successful, would eliminate or substantially reduce Avatar's potential liability.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

     RESULTS OF OPERATIONS
     ---------------------

          Operations for the six and three month periods ended June 30, 1996, resulted in a net loss of $983 and net income of $93 or $.11 and $.01 per share, respectively, compared to a net loss of $1,980 and $1,594 or $.22 and $.18 per share, respectively, for the same periods of 1995. The improvement in operations for the six months and three months is primarily a result of improved margins from real estate operations, while net trading account profits were lower.

          Avatar's real estate revenues for the six and three months ended June 30, 1996, increased $19,695 or 80.6% and $15,741 or 142.1%, respectively, while real estate expenses increased $14,557 or 48.1% and $11,817 or 79.6%, respectively, when compared to the same periods of 1995. The increase in real estate revenues for the six month and three month periods ended June 30, 1996 is generally a result of increased housing and vacation ownership sales, increased resort revenues and increased bulk land sales. The increase in real estate expenses for the six and three month periods ended June 30, 1996, when compared to the same periods of 1995, is essentially a result of the related costs associated with the increase in real estate sales volume.

<PAGE 13>

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

     RESULTS OF OPERATIONS  -- continued
     ---------------------

          Data from home-building operations for the six months ended June 30, 1996 and 1995 is summarized as follows :

                                      Six Months            Three Months
                                  1996        1995       1996        1995
                                 ------      ------     ------      ------
 Units closed
 ------------
   Number of units                  110          55         66          30
   Aggregate dollar volume      $18,993      $4,680    $15,168      $2,672
   Average price per unit          $173         $85       $230         $89

 Units sold, net
 ---------------
   Number of units                  215         131         73          52
   Aggregate dollar volume      $28,550     $27,081    $10,731      $7,560
   Average price per unit          $133        $207       $147        $145

 Backlog                               June 30,
 -------
                                  1996        1995
                                 ------      ------
   Number of units                  257         135
   Aggregate dollar volume      $41,535     $27,451
   Average price per unit          $162        $203

          The decrease in the average price per unit sold is a result of sales reservations written during the fourth quarter of 1994 at the Company's Harbor Island project converting to contracts during the six months ended June 30, 1995.

          Utility revenues for the six and three months ended June 30, 1996, increased $920 or 5.9% and $514 or 6.7%, respectively, when compared to the same periods of 1995. The increase in utility revenues is primarily attributable to increases due to rate cases settled in the latter part of 1995 and customer growth. Utility expenses for the six and three months ended June 30, 1996, increased $579 or 4.7% and $515 or 8.4%, respectively, when compared to the same periods of 1995. The increase in utility expenses is due to higher utility operating costs.

          Interest income for the six and three months ended June 30, 1996, decreased $410 or 8.4% and $175 or 7.4%, respectively, when compared to the same periods for 1995. The decline in interest income is due to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $84,753 at June 30, 1996, compared to $94,239 at June 30, 1995.

          Trading account profit, net for the six and three months ended June 30, 1996, decreased $4,624 and $2,741, respectively, compared to the same periods for 1995. Trading account profit represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

     Results of Operations -- continued
     ---------------------

          General and administrative expenses for the six and three months ended June 30, 1996, increased $250 or 5.6% and decreased $133 or 5.9%, respectively, compared to the same periods of 1995. The increase for the six months ended June 30, 1996 is mainly attributable to an increase in the accrual for incentive compensation and an increase in professional fees.

          Interest expense for the six and three months ended June 30, 1996, increased $279 or 5.1% and $99 or 3.6%, respectively, compared to the same periods of 1995. The increase for the six months is principally attributable to the increase in construction loans for homebuilding and vacation ownership operations.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

          Avatar's primary business activities, which include homebuilding, vacation ownership, land sales, land development, resort operations and utility services, are capital intensive in nature. Avatar expects to have available a combination of cash and investment securities on hand, operating cash flows and external borrowings, which management believes is adequate to fund its operations and capital requirements.

          Avatar had approximately $28,196 in investments, at June 30, 1996, which were classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds. During the six months ended June 30, 1996, the Company's cash requirements necessitated the sale of $21,100 from its portfolio proceeds, of which, $12,250 was used to reduce related debt. Substantially all of the investment portfolio collateralizes a $34,000 line of credit which had an outstanding balance at June 30, 1996, of $23,750 and will mature during the second quarter of 1997.

          In March 1996, the Company obtained a credit line in the initial amount of $10,000, which matures May 31, 1997 and is collateralized by the stock of Avatar Mortgage Funding Inc. This line will be increased to $16,000 upon repayment of the Avatar Homesite Mortgage Trust Notes, which Avatar expects to occur during the third quarter of 1996. At June 30, 1996, this line had an outstanding balance of $10,000. Upon repayment of the Avatar Homesite Mortgage Trust Notes, the contracts receivable, which had secured the Mortgage Trust Notes, will be substituted as collateral for the Company's obligations under the credit line.

          On April 17, 1996, the Company obtained an additional line of credit for $10,000. This credit facility matures in April 2001 and is collateralized by certain contracts receivable. At June 30, 1996, the outstanding balance on this line totaled $5,925.

          Avatar received approval for an additional line of credit for up to $20,000, this line is expected to close during the third quarter of 1996.

     PART II -- OTHER INFORMATION
     ----------------------------

     Item 1.  Legal Proceedings

           The information, which is set forth under the caption "Contingencies" in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Report, is incorporated herein by reference.

      Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on May 23, 1996, in Coral Gables, Florida, for the purpose of electing eight directors; approving an employment agreement between Avatar and Edwin Jacobson, President and Chief Executive Officer, to be effective June 16, 1997; and approving the appointment of Ernst & Young, LLP, independent accountants, as auditors for the year ending December 31, 1996. Proxies were solicited from holders of 9,095,102 outstanding shares of Common Stock as of the close of business on March 29, 1996, as described in Registrant's Proxy Statement dated April 23, 1996. All of management's nominees for directors were re-elected, the employment agreement with Edwin Jacobson was approved, and the appointment of Ernst & Young, LLP was approved by the following votes:

      ELECTION OF DIRECTORS

       Name                          Votes FOR        WITHHELD
       ----                          ---------        --------
       Leon Levy                     7,387,653         18,526
       Milton H. Dresner             7,386,849         19,330
       Edwin Jacobson                7,384,891         21,288
       Leon T. Kendall               7,387,740         18,439
       Martin Meyerson               7,386,055         20,124
       Kenneth T. Rosen              7,387,631         18,548
       Fred Stanton Smith            7,385,434         20,745
       Henry King Stanford           7,384,783         21,396

      APPROVAL OF EMPLOYMENT AGREEMENT WITH EDWIN JACOBSON

                                       Votes           Votes
       Votes FOR                      AGAINST        ABSTAINED
       ---------                      -------        ---------
        7,231,316                     24,275           31,418





      APPOINTMENT OF AUDITORS

                                   Shares Voted        Shares
       Shares Voted FOR               AGAINST        ABSTAINED
       ----------------            ------------      ---------
        7,385,757                      4,346           16,076

      Item 6.  Exhibits and Reports on Form 8-K

      Exhibits

          27   Financial Data Schedule (filed herewith)

      Reports on Form 8-K

        No reports on Form  8-K were filed during  the quarter ended  June
        30, 1996.



     SIGNATURES
     ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AVATAR HOLDINGS INC.

  Date:   August 12, 1996         By:    /s/ Lawrence L.  Colditz
          ---------------                ------------------------
                                         Lawrence L. Colditz
                                         Controller

  Date:   August 12, 1996         By:    /s/ Charles L. McNairy
          ---------------                ------------------------
                                         Charles L. McNairy
                                         Executive Vice  President, Treasurer
                                         and Chief Financial Officer

     Exhibit Index

     27         Financial Data Schedule (filed herewith)..............  18