Form 10-Q
period 1996-09-30
AVATAR HOLDINGS INC
filed 1996-11-13
CIK 39677

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

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1996

                                         or

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of October 31, 1996.



                                  1 of 17

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX
                                        -----



                                                                      PAGE
      PART I.    Financial Information                                ----

        Item 1.    Financial Statements (Unaudited):

          Consolidated Balance Sheets --
            September 30, 1996 and December 31, 1995...............     3

          Consolidated Statements of Operations --
           Nine months and three months ended
             September 30, 1996 and 1995...........................     4

          Consolidated Statements of Cash Flows --
           Nine months ended September 30, 1996 and 1995...........     5

          Notes to Consolidated Financial Statements...............     7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.......................................     12

      PART II.   Other Information

        Item 1.    Legal Proceedings..............................     15

        Item 6.    Exhibits and Reports on Form 8-K...............     15

        Exhibit Index.............................................     16

 PART  I  --  FINANCIAL  INFORMATION
 -----------------------------------
 ITEM 1.  FINANCIAL  STATEMENTS

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                     (Unaudited)
                               (Dollars in thousands)

                                                    September 30,  December 31,
                                                        1996           1995
                                                    -------------  -------------
 Assets
 ------
 Cash                                                      $6,954        $2,467
 Restricted cash                                              893         4,048
 Investments - trading                                      4,365        48,258
 Contracts, mortgage notes and other receivables, net      60,142        64,515
 Land and other inventories                               164,062       149,270
 Property, plant and equipment, net                       186,609       182,844
 Other assets                                              15,770        15,209
 Regulatory assets                                          3,763         4,021
                                                        ----------    ----------

                        Total Assets                     $442,558      $470,632
                                                        ==========    ==========

 Liabilities and Stockholders' Equity
 ------------------------------------
 Liabilities
 -----------
 Notes, mortgage notes and other debt:
   Real estate and corporate                              $82,510      $104,897
   Development and construction loans                      28,864        24,535
   Utilities                                               41,782        43,164
 Estimated development liability for sold land              7,880        13,033
 Accounts payable                                           7,777         9,306
 Accrued and other liabilities                             31,578        32,886
 Deferred customer betterment fees                         18,676        18,997
 Minority interest in consolidated subsidiaries             9,060         9,060
                                                        ----------    ----------

                        Total Liabilities                 228,127       255,878

 Commitments and contingent liabilities

 Contributions in aid of construction                      57,359        56,342

 Stockholders' Equity
 --------------------
 Common Stock, par value $1 per share
                        Authorized: 15,500,000 shares
                        Issued:  12,715,448 shares         12,715        12,715
 Additional paid-in capital                               207,271       207,271
 (Deficit) retained earnings                                (941)           399
                                                        ----------    ----------
                                                          219,045       220,385
 Treasury stock, at cost, 3,620,346 shares                 61,973        61,973
                                                        ----------    ----------
 Total Stockholders' Equity                               157,072       158,412
                                                        ----------    ----------
 Total Liabilities and Stockholders' Equity              $442,558      $470,632
                                                        ==========    ==========

  See notes to consolidated financial statements.

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
      For the Nine Months and Three months Ended September 30, 1996 and 1995
                                    (Unaudited)
                    (Dollars in thousands except per share data)


                                    Nine Months             Three Months
                                 ------------------      ------------------
                                  1996        1995        1996        1995
                                 ------      ------      ------      ------
Revenues
--------
 Real estate sales               $68,197    $38,388      $24,054     $13,940
 Deferred gross profit             1,587       (901)       1,210        (357)
 Utility revenues                 24,245     22,630        7,810       7,115
 Interest income                   6,667      7,181        2,181       2,285
 Trading account profit, net       2,047      8,073          450       1,852
 Other                               763        471          293         161
                               ----------  ---------    ---------   ---------
        Total revenues           103,506     75,842       35,998      24,996

Expenses
--------
 Real estate expenses             69,725     46,907       24,920      16,659
 Utility expenses                 19,022     18,187        6,202       5,946
 General and administrative
   expenses                        6,660      7,021        1,976       2,587
 Interest expense                  8,828      8,561        3,054       3,066
 Other                               611        610          203         202
                               ----------  ---------    ---------   ---------
        Total expenses           104,846     81,286       36,355      28,460
                               ----------  ---------    ---------   ---------

 Loss before income taxes         (1,340)    (5,444)        (357)     (3,464)

 Provision for income taxes            -          -            -           -
                               ----------  ---------    ----------  ----------
 Net loss                        ($1,340)   ($5,444)       ($357)    ($3,464)
                               ==========  =========    ==========  ==========
 Per share amounts:

 Net loss                          ($.15)     ($.60)       ($.04)      ($.38)
                               ==========  =========    ==========  ==========

 See notes to consolidated financial statements.

                            AVATAR HOLDINGS INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                                    (Dollars in Thousands)

                                                     For the nine months ended
                                                           September 30,
                                                    ---------------------------
                                                         1996           1995
                                                      ---------       --------
OPERATING ACTIVITIES
--------------------
Net loss                                               ($1,340)       ($5,444)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
    activities:
      Depreciation and amortization                       7,491         7,737
      Deferred gross profit                              (1,587)          901
      Cost of sales not requiring cash                    5,480         2,506
      Trading account profit, net                        (2,047)       (8,073)
      Changes in operating assets and liabilities:
         Restricted cash                                  3,155        (2,084)
         Investments - trading                           45,554         9,000
         Principal payments on contracts receivable      13,834        14,859
         Receivables                                     (7,832)       (9,258)
         Other receivables                                  (42)          217
         Inventories                                    (25,425)      (20,373)
         Other assets                                      (561)         (732)
         Accounts payable and accrued and other
            liabilities                                  (2,514)        3,227
                                                      ----------    ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      34,166        (7,517)

INVESTING ACTIVITIES
--------------------
Investment in property, plant and equipment             (10,239)      (13,109)
                                                       ---------     ----------

NET CASH  USED IN  INVESTING ACTIVITIES                 (10,239)      (13,109)

FINANCING ACTIVITIES
--------------------
Net proceeds from revolving lines of credit and
    long-term borrowings                                 63,537        38,103
Principal payments on revolving lines of credit and
    long-term borrowings                                (82,977)      (17,147)
                                                       ----------    ----------

NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES    (19,440)       20,956
                                                       ---------     ----------

INCREASE IN CASH                                          4,487           330

Cash at beginning of period                               2,467         4,560
                                                        --------      ---------

CASH AT END OF PERIOD                                    $6,954        $4,890
                                                        ========      =========

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows -- continued
                                     (Unaudited)
                               (Dollars in thousands)


      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      --------------------------------------------------

                                                   For the nine months ended
                                                         September 30,
                                                  ---------------------------
      Cash paid during the period for:               1996             1995
                                                  ---------        ----------
        Interest (net of amount capitalized of
        $2,850 and $1,825 in 1996 and 1995,
        respectively)                                $5,056           $6,320
                                                  ==========       ==========

        Income taxes                                 $   -            $   -
                                                  ==========       ==========

      SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
      ------------------------------------------------------

                                                      1996             1995
                                                   ----------      ----------

     Contributions in aid of construction            $3,085           $1,688
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

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
                               (Dollars in thousands)

          Basis of Statement Presentation and Summary of Significant
          ----------------------------------------------------------
            Accounting Policies
            -------------------

               The consolidated balance sheets as of September 30, 1996 and December 31, 1995, and the related consolidated statements of operations for the nine month and three month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.
          Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

          Net Loss Per Common Share
          -------------------------

               For the nine and three months ended September 30, 1996 and 1995, net loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

          Restricted Cash
          ---------------

               Restricted cash, at September 30, 1996, includes utility deposits of $70, as well as housing deposits of $813 which have been placed in escrow. The housing deposits will become available to the Company when the housing contracts close.

          Impact of Recently Issued Accounting Standards
          -----------------------------------------------

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

          Use of Estimates
          -----------------

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

               Avatar's investment portfolio at September 30, 1996 and December 31, 1995 included bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, and money market accounts.

               At December 31, 1995, the portfolio also included corporate bonds, as well as, obligations for securities which have been sold that the Company does not own and will, therefore, be obligated to purchase at a future date. Such obligations have been recorded at the fair market value of the securities and contain an element of market risk in that, if the securities increase in value, it will be necessary to purchase the securities at a cost in excess of the price at which they were sold previously.

               The  following  table   sets  forth  the   fair  values   of
          investments (including securities sold short which are valued at the cost to purchase):

                                       September 30,       December 31,
                                           1996                1995
                                       --------------      --------------
    Corporate bonds                                $0             $21,985
    Non-rated bonds                                74               8,472
    Equity securities                              64               2,045
    Other rated bonds                           2,505               4,753
    Money market accounts                       1,722              11,519
    Less:
         Securities sold short                      0               (516)
                                             ---------           ---------
           Total market value                  $4,365             $48,258
                                             =========           =========
           Aggregate cost                      $2,674             $44,116
                                             =========           =========

          Contracts, Mortgage Notes and Other Receivables
          -----------------------------------------------

          Contracts, mortgage notes, and other receivables are summarized as follows:

                                               September 30,      December 31,
                                                    1996              1995
                                               --------------     ------------

   Contracts and mortgage notes receivable          $78,680           $89,317
   Notes and other receivables                        7,507             7,268
                                                  ----------        ----------
                                                     86,187            96,585
   Less:
           Deferred gross profit                     23,463            27,589
           Allowance for doubtful accounts            1,416             1,003
           Market valuation reserve                     226               704
           Other                                        940             2,774
                                                  ----------        ----------
                                                     26,045            32,070
                                                  ----------        ----------
                                                    $60,142           $64,515
                                                  ==========        ==========

          Land and Other Inventories
          --------------------------

          Inventories consist of the following:

                                                September 30,    December 31,
                                                     1996             1995
                                                --------------   -------------
  Land developed and in process of development      $102,082          $95,315
  Land held for future development or sale            34,883           34,790
  Dwelling units completed or under construction      26,324           18,044
  Other                                                  773            1,121
                                                  -----------       ----------
                                                    $164,062         $149,270
                                                  ===========       ==========







            Notes, Mortgage Notes and Other Debt
            ------------------------------------


                 The Company obtained various  credit lines during  1996
            in the amount of $16,000, $10,000 and $20,000; the amount used during 1996 totaled $23,895 (refer to item 2. Management Discussion and Analysis - Liquidity and Capital Resources section).



                 During  the  nine  months  ended  September  30, 1996 ,
            the Company repaid $32,650 on a credit line secured by substantially all of its investment portfolio. Additionally, the Avatar Homesite Mortgage Trust Notes were repaid, totaling $8,606.

          Minority Interest in Consolidated Subsidiaries
          ----------------------------------------------

               Minority   interest   in   consolidated   subsidiaries    is
          represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                         September 30,         December 31,
                                              1996                 1995
                                        ---------------        --------------
  9% Cumulative preferred stock                $9,000               $9,000
  Other                                            60                   60
                                             ---------            ---------
                                               $9,060               $9,060
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

               Charges to operations recorded as "Other expenses" relate to preferred stock dividends of subsidiaries for the nine months ended September 30, 1996 and 1995, which amounted to $611 and $610 respectively, and for the three months ended September 30, 1996 and 1995 which amounted to $203 and $202 , respectively.

          Income Taxes
          ------------

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 1996 and 1995 are as follows:


                                                          1996       1995
                                                       ---------   ---------
  Deferred income tax assets
     Net operating loss carryforward                     $16,000     $14,000
     Tax over book basis of land inventory                24,000      21,000
     Unrecoverable land development costs                  3,000       4,000
     Tax over book basis of depreciable assets             7,000       5,000
     Alternative minimum tax and investment tax credit
        carryforward                                       4,000       5,000
     Other                                                 3,000       2,000
                                                        ---------  ----------
  Total deferred income taxes                             57,000      51,000

     Valuation allowance for deferred income tax assets  (42,000)    (40,000)
                                                        ----------  ----------
  Deferred income tax assets after valuation allowance    15,000      11,000

  Deferred income tax liabilities
     Book over tax income recognized on homesite
          and vacation ownership sales                    (6,000)     (3,000)
     Deferred carrying charges on utility plant           (2,000)     (3,000)
     Other                                                (7,000)     (5,000)
                                                        ----------  ----------
  Total deferred income tax liabilities                  (15,000)    (11,000)
                                                        ----------  ----------

  Net deferred income taxes                                   $0          $0
                                                        ==========  ==========


          ------------

               A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 34% for the nine months ended September 30, 1996 and 1995 is as follows:

                                                             Nine Months
                                                           1996       1995
                                                         --------  ---------
  Income tax (credit) computed at statutory rate            ($456)   ($1,851)
  Income tax effect of non-deductible dividends
       on preferred stock of subsidiary                       207        207
  State income tax (credit),  net of federal effect           (18)      (180)
  Other, net                                                  267       (176)
  Change in valuation allowance on deferred tax assets          -       2,000
                                                           -------    --------
  Provision for income taxes                                   $0          $0
                                                           =======    ========

          Contingencies
          -------------

               Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

               On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company ("Florida Cities"), a utility subsidiary of Avatar Holdings Inc. ("Avatar"), in the U.S. District Court for the Middle District of Florida, United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21, alleging that Florida Cities' Waterway Estates treatment plant, located in Lee County, Florida operated in violation of the Federal Clean Water Act ("Act"), 33 U.S.C. S1251 et seq. On May 5 and June 26, 1996, the United States amended its complaint to include allegations against Florida Cities for violations of the Act at two other Florida wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrollwood, located in Hillsborough County. In addition, the government amended the complaint to include Avatar, the parent corporation, as a defendant. A trial was held in March and April 1996. On August 20, 1996, the Court issued its final judgment, incorporating earlier rulings. The Court found Avatar not liable on any of the government's claims and entered judgment in Avatar's favor. The Court found Florida Cities not liable on certain of the government's claims, but liable on other claims, and awarded the government $310 in civil penalties against Florida Cities. On October 18, 1996, the government filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. Avatar and Florida Cities believe that there are strong arguments to support the affirmance of the district court judgment on appeal.

          -------------

               On November 1, 1994, certain private parties filed a civil action against Avatar and twenty other defendants, in Rock County Circuit Court Wisconsin. (Alderman, et al v. DT Inc., et al, Civil Action Case No. 94 CV 675). The plaintiffs alleged that Avatar and the other named defendants disposed of various substances at the Edgerton Sand and Gravel Landfill site (the "Site"), thereby causing contamination of the groundwater source used by the plaintiffs. On March 8, 1996, the plaintiffs entered into a settlement agreement with seventeen of the named defendants, including Avatar (the "Settling Defendants"). The Settling Defendants paid the plaintiffs an aggregate of $3,179 in damages (of which Avatar's share is $548). An Order Dismissing Avatar and the other Settling Defendants from this litigation was entered by the Circuit Court of Rock County in the State of Wisconsin, on August 26, 1996. On August 14, 1996, the Federal District Court for the Western District of Wisconsin, approved a consent decree between the State of Wisconsin, on behalf of the Wisconsin Department of Natural Resources, and the Settling Defendants. The consent decree provides the Settling Defendants with a covenant not to sue, a release, and contribution protection for past and future response costs in connection with the Site.


          Item 2. Management's   Discussion  and   Analysis  of   Financial
                  Condition and Results of Operations (dollars in thousands except per share data)


          RESULTS OF OPERATIONS
          ---------------------

               Operations for the nine and three month periods ended September 30, 1996, resulted in a net loss of $1,340 and $357 or $.15 and $.04 per share, respectively, compared to a net loss of $5,444 and $3,464 or $.60 and $.38 per share, respectively, for the same periods of 1995. The improvement in operations for the nine months and three months is primarily a result of improved margins from real estate operations, an increase in deferred gross profit recognition, and improved contributions from utility operations, partially offset by lower net trading account profits.

               Avatar's real estate revenues for the nine and three months ended September 30, 1996, increased $29,809 or 77.7% and $10,114 or 72.6%, respectively, while real estate expenses increased $22,818 or 48.6% and $8,261 or 49.6%, respectively, when compared to the same periods of 1995. The increase in real estate revenues for the nine month and three month periods ended September 30, 1996 is generally a result of increased housing and vacation ownership sales and increased resort revenues. The increase in real estate expenses for the nine and three month periods ended September 30, 1996, when compared to the same periods of 1995, is essentially a result of the related costs associated with the increase in real estate sales volume. For the nine and three month period ended September 30, 1996, Avatar's real estate margins increased $6,991 or 82.1% and $1,853 or 68.2%, respectively, when compared to the same periods in 1995.

          Item 2. Management's   Discussion  and   Analysis  of   Financial
                  Condition and Results of Operations (dollars in thousands except per share data) -- continued

          RESULTS OF OPERATIONS  -- continued
          ---------------------

               Data from home-building operations for the nine months and three months ended September 30, 1996 and 1995 (including backlog data as of September 30, 1996 and 1995) is summarized as follows:


                                    Nine Months            Three Months
                                 1996         1995        1996       1995
                               ---------    --------   ---------   ---------
 Units closed
 ------------
   Number of units                  192           87          82          32
   Aggregate dollar volume      $34,414       $7,403     $15,421      $2,723
   Average price per unit          $179          $85        $188         $85

 Units sold, net
 ---------------
   Number of units                  362          189         147          58
   Aggregate dollar volume      $47,755      $32,972     $19,205      $5,891
   Average price per unit          $132         $174        $131        $102

 Backlog                           September 30,
 -------
                                  1996       1995
                               ---------  -----------
   Number of units                  322          161
   Aggregate dollar volume      $45,319      $30,619
   Average price per unit          $141         $190


               The average price per unit closed increased for the nine and three months ended September 30, 1996 when compared to the same period in 1995, due to closings at the Company's Harbor Island project in 1996. The decrease in the average price per unit sold for the nine months ended September 30, 1996 when compared to the same period in 1995, is a result of sales reservations written during the fourth quarter of 1994 at the Company's Harbor Island project converting to contracts during the nine months ended September 30, 1995.

               Utility revenues for the nine and three months ended September 30, 1996, increased $1,615 or 7.1% and $695 or 9.8%, respectively, when compared to the same periods of 1995. The increase in utility revenues is primarily attributable to increases due to rate cases settled in the latter part of 1995 and customer growth. Utility expenses for the nine and three months ended September 30, 1996, increased $835 or 4.6% and $256 or 4.3%, respectively, when compared to the same periods of 1995. The increase in utility expenses is due to higher utility operating costs.

               Interest  income  for  the  nine  and  three  months   ended
          September 30, 1996, decreased $514 or 7.2% and $104 or 4.6%, respectively, when compared to the same periods for 1995. The decline in interest income is due to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $78,680 at September 30, 1996, compared to $92,549 at September 30, 1995.

          Item 2.  Management's  Discussion  and  Analysis  of   Financial
                   Condition and Results of Operations (dollars in thousands except per share data) -- continued

          RESULTS OF OPERATIONS -- continued
          ---------------------

               Trading account profit, net for the nine and three months ended September 30, 1996, decreased $6,026 and $1,402, respectively, compared to the same periods for 1995. Trading account profit represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers.

               General and administrative expenses for the nine and three months ended September 30, 1996, decreased $361 or 5.1% and decreased $611 or 23.6%, respectively, compared to the same periods of 1995. The decrease for the nine months and three months ended September 30, 1996 is mainly attributable to a decrease in the accrual for incentive compensation.

               Interest expense for the nine and three months ended September 30, 1996, increased $267 or 3.1% and decreased $12 or 0.4%, respectively, compared to the same periods of 1995. The increase for the nine months is principally attributable to the increase in construction loans for homebuilding and vacation ownership operations.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Avatar's  primary   business   activities,  which   include
          homebuilding, vacation ownership, resort operations, utility services, land sales, and land development are capital intensive in nature. Avatar expects to have available a combination of cash and investment securities on hand, operating cash flows and external borrowings, which management believes is adequate to fund its operations and capital requirements.


               Avatar had approximately $4,365 in investments, at September 30, 1996, which were classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds. During the nine months ended September 30, 1996, the Company's cash requirements necessitated the sale of $45,554 from its portfolio proceeds, of which, $32,650 was used to reduce related debt. Substantially all of the investment portfolio collateralizes a $10,000 line of credit which had an outstanding balance at September 30, 1996, of $3,350 and will mature during the second quarter of 1997.

               In March 1996, the Company obtained a credit line in the initial amount of $10,000, which matures May 31, 1997 and is collateralized by the stock of Avatar Mortgage Funding Inc. This line was increased to $16,000 during the third quarter of 1996. At September 30, 1996, this line had an outstanding balance of $10,000. In September, the Avatar Homesite Mortgage Trust Notes were repaid and the contracts receivable, which had secured the Mortgage Trust Notes, were substituted as collateral for the Company's obligations under this credit line.

          Item 2.  Management's  Discussion and Analysis  of   Financial
                   Condition and Results of Operations (dollars in thousands except per data share) -- continued

          Liquidity and Capital Resources -- continued
          -------------------------------

               On April 17, 1996, the Company obtained an additional line of credit for $10,000. This credit facility matures in April 2001 and is collateralized by certain contracts receivable. At September 30, 1996, the outstanding balance on this line totaled $6,895.

               In August 1996, Avatar obtained a credit line in the amount of $20,000. This line of credit matures in August 1997 and is collateralized by the stock of Avatar Utilities Inc. At September 30, 1996, $7,000 on this line was outstanding, and is classified as corporate debt on the balance sheet.

          PART II -- OTHER INFORMATION
          ----------------------------

           Item 1.  Legal Proceedings

               The information, which is set forth in the under the caption "Contingencies" in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Report, is incorporated herein by reference.

           Item 6.  Exhibits and Reports on Form 8-K

               Exhibits
                    27     Financial Data Schedule (filed herewith)

               Reports on Form 8-K

                    No reports on  Form 8-K were  filed during the  quarter
             ended September 30, 1996.























         SIGNATURES
         ----------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AVATAR HOLDINGS INC.

   Date:     November 13, 1996    By:   /s/ Lawrence L.  Colditz
             -----------------          -------------------------
                                        Lawrence L. Colditz
                                        Controller

   Date:     November 13, 1996    By:   /s/ Charles L. McNairy
             -----------------          ----------------------
                                        Charles L. McNairy
                                        Executive  Vice  President,
                                        Treasurer and Chief Financial Officer

          Exhibit Index

      27        Financial Data Schedule (filed herewith).................  17