Form 10-K405
period 1996-12-31
AVATAR HOLDINGS INC
filed 1997-03-28
CIK 39677

                           SECURITIES AND EXCHANGE COMMISSION
                               Washington,  D.C.  20549

                                       FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                          THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31,  1996 -- Commission File Number
                                        0-7616
                                 AVATAR HOLDINGS INC.
                (Exact name of registrant as specified in its charter)

                 Delaware                                     23-1739078
--------------------------------------------           ----------------------
(State or other jurisdiction of                           (I.R.S.  Employer
  incorporation or organization)                           Identification No.)

255 Alhambra Circle,  Coral Gables,  Florida                     33134
--------------------------------------------           ----------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number,  including area code:      (305)  442-7000
                                                       ----------------------

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
                                 Yes   X      No
                                     ------      ------


        Indicate by check mark if disclosure  of delinquent filers pursuant  to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of the voting stock held by non-affiliates of the registrant was $225,332,418 as of February 28, 1997.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, $1.00 par value, issued and outstanding.

             As of February 28, 1997, there were 9,095,102 shares of common stock, $1.00 par value, issued and outstanding.



                          DOCUMENTS INCORPORATED BY REFERENCE
                          -----------------------------------
        Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     1 of 93

                                 AVATAR HOLDINGS INC.

                             1996 FORM 10-K ANNUAL REPORT

                                   TABLE OF CONTENTS

PART I                                                                  Page
------                                                                  ----

Item 1.  Business................................................          3

Item 2.  Properties..............................................          7

Item 3.  Legal Proceedings.......................................          8

Item 4.  Submission of Matters to a Vote of Security Holders.....          8

         Executive Officers of Registrant........................          9

PART II
-------

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters.....................................         11

Item 6.  Selected Financial Data.................................         12

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results ofOperations......................         13

Item 8.  Financial Statements and Supplementary Data.............         19

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures....................         43


PART III
--------

Item 10. Directors and Executive Officers of the Registrant......         44

Item 11. Executive Compensation..................................         44

Item 12. Security Ownership of Certain Beneficial Owners and
         Management..............................................         44

Item 13. Certain Relationships and Related Transactions..........         44


PART IV
-------

Item 14. Exhibits,  Financial Statement Schedules,  and Reports           45
         on Form 8-K.............................................

Exhibit Index....................................................         50

                                        PART I
                                        ------

        Item 1.   Business

             Avatar Holdings Inc. (a Delaware corporation incorporated in 1970) and its subsidiaries (collectively, "Avatar" or the "Company") are engaged in two principal business activities: real estate and water and wastewater utilities operations. Avatar's real estate operations, which are located in the states of Florida, Arizona, California, and Tennessee, include: development, construction and sale of single family and multifamily housing communities; development, sale and management of vacation ownership intervals; development and sale of improved homesites and improved and unimproved commercial/industrial land tracts; operations of amenities and resorts; cable television operations and property management services. Avatar's utility operations consist of water and wastewater treatment plants which serve communities in Florida and Arizona, as well as contract management services to various utility companies. During 1996, approximately 78% and 22% of the total revenues were generated through real estate and utility operations, respectively.

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


        Real Estate

             Avatar's assets include real estate inventory in the states of Florida, Arizona, California and Tennessee. In its Florida communities of Harbor Islands, Poinciana, Cape Coral, Golden Gate and Leisure Lakes, as well as in its previously-owned Florida community of Barefoot Bay and its Arizona community of Rio Rico and its property in
        Tennessee, Avatar's activities include the construction and sale of single family and multifamily housing, the construction, sale and management of vacation ownership units and homesite and industrial/commercial land sales, with the types of activities varying from community to community. Avatar owns other sites including Banyan Bay in Martin County, Florida; Ocala Springs in Marion County, Florida; and Woodland Hills in Los Angeles County, California.

             The Harbor Islands Project encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for future parks, adjoining the Intracoastal Waterway in Hollywood, Florida. The Company may build up to 2,400 residential units, including single family homes, townhomes, villas and mid and high-rise condominium units in this water-oriented community. Additionally, this community will include a 196-boat slip marina. In 1996, Avatar closed 70 single family homes and received deposits on sales for another 41 single family homes. These sales have a combined sales value of approximately $17,917,000.

             Poinciana, located in central Florida approximately 21 miles south of Orlando and 10 miles from Walt Disney World, encompasses 47,000 acres of land, approximately 16,000 of which are owned by Avatar. This planned community development includes subdivisions for single family, multifamily and manufactured housing, and commercial/industrial areas. Since 1971, 21,850 homesites have been sold and approximately 5,256 housing units, primarily single family houses and townhouses, have been constructed by Avatar and other non-affiliated builders. As of December 31, 1996, approximately 14,200 developed and undeveloped single family homesites remained in inventory at Poinciana. Additionally, approximately 4,800 acres of land zoned for industrial/commercial/institutional and multifamily use also remained in inventory. Avatar's housing programs in Poinciana include its communities of Regency Pointe, Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. Regency Pointe, a 96 home community, was virtually sold out during 1996. The grand opening of Heatherstone, the first phase of Crescent Lakes, a 904 home community, and The Oaks at Cypress Woods occurred during 1995. Additionally, platting, design, and engineering of 121 and 70 homes began for Orchid Edge and Astor Cove, respectively; and sales and construction began for Laurel Run at Crescent Lakes. Platting, design and engineering for 84 and 70 homes also commenced at Peppertree and Pinehurst, respectively, at Cypress Woods. At December 31, 1996, Avatar had contracts at Poinciana to construct 175 single family units with a related sales value of approximately $16,292,000. Avatar also owns and operates a 31,100 square foot shopping center at Poinciana that was 100% occupied at December 31, 1996. Recreational facilities owned and operated by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club with a swimming pool, a community center and a series of nature walks and trails.

              Barefoot Bay is located on Florida's east coast, midway between Vero Beach and Melbourne. Avatar's operations at Barefoot Bay include the sale of homesites. Since operations commenced in 1970, approximately 96% of the 5,020 available homesites have been sold. Avatar also owns 58 acres of land held for future development, sale or other use, adjacent to Barefoot Bay. Avatar's goal of divesting non-strategic assets resulted in the 1996 sale of an 18-hole executive golf course, a community center, swimming pools, tennis courts, a private beach, a fishing pier and a 13,420 square foot shopping center in Barefoot Bay.

             Cape Coral, located on  Florida's west coast  seven miles west  of
        Fort Myers, is a 60,700-acre community, of which approximately 3,600 acres are owned by Avatar. Its population has increased from 11,470 in 1970 to approximately 89,300 in 1996. Remaining inventory, at December 31, 1996, included approximately 7,700 developed and undeveloped single family homesites and approximately 730 acres of land zoned for commercial, industrial and multifamily use. Avatar's housing programs in Cape Coral include Emerald Cove, a 101 home community; The Hermitage, an upscale gated waterfront community consisting of 19 oversized homesites; Cape Harbour, a 232 home community, and scattered lot programs. At December 31, 1996, Avatar had contracts at Cape Coral to construct 72 single family units with a related sales value of approximately $9,472,464. Avatar owns and operates the Camelot Isles Shopping Center, a 70,000 square foot retail center. At December 31, 1996, the shopping center was 98% occupied. Avatar's Tarpon Point Marina, which is 100% occupied, is located in Cape Coral, accommodates 175 vessels and features dockmaster facilities, a ship's store and fueling facilities. The Camelot Marina, for which the initial phase of construction was completed in 1991, will accommodate 76 vessels and will feature 3,500 feet of boardwalk upon completion. Other amenities available to the residents of Cape Coral include Avatar's recently renovated Cape Coral Golf and Tennis Resort featuring a 18-hole championship golf course, a 9-hole executive golf course, eight tennis courts and a 100-room motel.

             Golden Gate City, located east of Naples in southwest Florida, had remaining inventory at December 31, 1996 of 36 single family and duplex homesites, 48 acres of land zoned for multifamily use and 12 acres zoned for commercial use.

             Remaining inventory, at Golden Gate Estates as of December 31, 1996, includes 150 homesites of varying size, the majority of which are approximately 1 and 1-1/4 acre homesites, and 7,500 acres of land held for future use.

             Avatar's land holdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consists of approximately 885 homesites in inventory at December 31, 1996. Amenities at Leisure Lakes include a 9-hole executive golf course, a small lakefront motel, tennis courts, shuffleboard courts, a swimming pool, a club house with pro shop, a coffee shop, a private beach, a boat ramp, a card room and various lakes available for water sports.

             Avatar's real estate activities at Poinciana also include the construction, sale and management of vacation ownership intervals. As of December 31, 1996, 2,061 unit weeks had been sold and 851 unit weeks remained in inventory.

              In 1995, Avatar began the development, construction and sale of vacation ownership intervals at its Sunrise Ridge property in Pigeon Forge, Tennessee. As of December 31, 1996, 2,165 unit weeks had been sold and 365 unit weeks remained in inventory, and 1,023 unit weeks remained available for sale for the units currently under construction.

             During 1996, an Avatar subsidiary and Stanco Partners, Ltd. entered into a joint venture agreement and acquired Casa Del Mar, an Ormond Beach, Florida beachfront hotel. Avatar's plans include a phased conversion of the 151-room hotel into a timesharing resort as part of the Company's Vacation Club network.

             Rio Rico, a 55,000-acre community development in southern Arizona, is located 57 miles south of Tucson. This community, with a population of approximately 3,500 residents, consists of single family homes and townhouses and includes several areas zoned for commercial and industrial development. Avatar owns and operates a 180-room hotel complex, an 18-hole Robert Trent Jones designed championship golf course and a 36,800 square foot shopping center, which was 92% occupied as of December 31, 1996. Remaining inventory, at Rio Rico at December 31, 1996, included approximately 5,600 single family homesites, approximately 1,000 acres of land zoned for commercial, industrial and multifamily use, 7,300 acres of land held for future development, sale or other use and 2,838 acres of undeveloped mountain range reserved for open space.

             Banyan Bay, located in Martin County, Florida, comprises 251 acres of land. Future plans contemplate a bulk sale, or development of a medium-density residential development of two and four story condominiums.

             Ocala Springs, located five miles northeast of Ocala in Marion County, Florida, is comprised of approximately 4,600 acres of land. The concept plan for this project provides for 700 single family ranchettes on 1-1/4 to 1-1/2 acre lots, 4,500 single family homesites on 1/4 to 1/2 acre lots, 400 homesites for manufactured housing and 1,000 multifamily condominium units. The plan also provides for construction of an 18-hole golf course, and development of more than 130 acres which will be used for commercial, industrial and service facilities. These plans have been reviewed by all appropriate state, regional and local governmental agencies and the plat for Phase I has been filed with and accepted by Marion County.

             Woodland Hills, located in northwest Los Angeles County, California, consists of the Natoma tract that encompasses approximately 350 acres of land. Conceptual planning for this tract has been completed for 59 luxury homesites. An environmental impact report has been filed and has been accepted by the City of Los Angeles and documents are pending for Tentative Tract Map approval with the City.

             In addition to the real estate holdings described above, Avatar owns approximately 3,500 acres of land in Florida that is being held for future development or bulk sales.


        Utilities

             Avatar's water and wastewater treatment facilities include 17 water treatment facilities and 12 wastewater treatment facilities serving 6 communities in Florida (including Poinciana, Barefoot Bay, and Golden Gate) and Rio Rico in Arizona. These facilities provide for the treatment, distribution and sale of water for public and private use, and the treatment and disposal of wastewater. At December 31, 1996, Avatar's utility operations had approximately 41,000 water customers and 32,000 wastewater customers.

             An Avatar subsidiary provides consulting, data processing, customer billing and other related services to all Avatar utility operating subsidiaries. In addition, it provides these services and others, including plant operations and maintenance, meter reading, customer service, and payment remittance services, to 26 non-affiliated utilities, both public and private. Notable contracts include a five year contract for water/wastewater system operation and maintenance for Celebration, the project under construction by Disney Development Company, and contract meter reading for Fort Pierce Utilities Authority and the City of Sunrise, Florida.

        Employees

             As of December 31, 1996, Avatar employed approximately 1,108 individuals on a full-time or part-time basis. In addition, Avatar utilizes on a daily basis such additional personnel as may be required to perform various land development activities. Avatar's relations with its employees are satisfactory and there have been no work stoppages.

        Regulation

             Avatar's real estate operations, including matters such as planning, zoning, design, construction of improvements, environmental considerations and sales activities are regulated by various local, regional, state and federal agencies, including the Federal Trade Commission (FTC). For its community developments in Florida, Tennessee and Arizona, state laws and regulations may require the filing of registration statements, copies of promotional materials and numerous supporting documents, and the delivery of an approved disclosure report to purchasers, prior to the execution of a sales contract. In addition to Florida, Tennessee and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development. Avatar's homesite installment sales and timeshare sales activities are required to comply with the Federal Consumer Credit Protection ("Truth-in-Lending") Act.

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


        Competition

             Avatar's real estate operations, particularly in the state of Florida, are highly competitive. In its sales of housing units, Avatar competes, as to price and product, with several homebuilding companies for the discretionary income of individuals who desire eventually to relocate or establish a second home in Florida or Arizona. In recent years, there have been extensive housing projects in the geographical areas in which Avatar operates. The vacation ownership sales business is also highly competitive with companies which are larger and better capitalized throughout the United States and abroad selling vacation ownership intervals on terms similar to those offered by Avatar.


        Item 2.   Properties

             Avatar's real estate operations are described in Item 1 above. Land developed and in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $137,008,000 at December 31, 1996.

             Avatar's utility operations include water and wastewater plants and equipment located in Florida and Arizona. Such properties have a net book value of $181,745,000 at December 31, 1996.

             Avatar's corporate headquarters are located at 255 Alhambra Circle, Coral Gables, Florida, in 27,915 square feet of leased office space. For additional information concerning properties leased by Avatar, see Item 8, "Notes to Consolidated Financial Statements."


        Item 3.   Legal Proceedings

             Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matter cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

             On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company ("Florida Cities"), a utility subsidiary of Avatar Holdings Inc. ("Avatar"), in the U.S. District Court for the Middle District of Florida, United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21, alleging that Florida Cities'
        Waterway Estates treatment plant, located in Lee County, Florida operated in violation of the Federal Clean Water Act ("Act"), 33 U.S.C. S1251 et seq. On May 5 and June 26, 1995, the United States amended its complaint to include allegations against Florida Cities for violations of the Act at two other Florida wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrollwood, located in Hillsborough County. In addition, the government amended the complaint to include Avatar, the parent corporation, as a defendant. A trial was held in March and April 1996. On August 20, 1996, the Court issued its final judgment, incorporating earlier rulings. The Court found Avatar not liable on any of the government's claims and entered judgment in Avatar's favor. The Court found Florida Cities not liable on certain of the government's claims, but liable on other claims, and awarded the government $310,000 in civil penalties against Florida Cities. On October 18, 1996, the government filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. Avatar and Florida Cities believe that there are strong arguments to support the affirmation of the judgment of the District Court on appeal.


        Item 4.   Submission of Matters to a Vote Security Holders

            None

        Executive Officers of the Registrant

             Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997.

             The following is a list of names and ages of all of the executive officers of Avatar, indicating all positions and offices with Avatar held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. All such persons have been elected to serve until the next annual election of officers which is expected to occur on May 29, 1997, when they are reappointed or their successors are elected, or until their earlier resignation or removal.

Name              Age            Office and Business Experience
----              ---            ------------------------------

Leon Levy               71       Chairman of  the  Board  since  January  1981;
                                 General  Partner,  Odyssey Partners,  L.P., a
                                 private  partnership  engaged  in  investment,
                                 trading and related  activities;  Chairman  of
                                 the  Board  of  Oppenheimer  Funds;     former
                                 Chairman  of   the  Board   (1974-1985)     of
                                 Oppenheimer Management  Corp.;    Director  of
                                 S.G. Warburg & Co.,  Ltd.  (Jersey Funds).

Edwin Jacobson          67       Chief Executive Officer  since February  1994;
                                 Chairman of the Executive Committee since June
                                 1992; President from February 1994 to February
                                 1997; President and Chief Executive Officer of
                                 Chicago Milwaukee Corporation since June 1985;
                                 President and Chief  Executive Officer of  CMC
                                 Heartland Partners since September 1990;   and
                                 President and Chief Executive Officer,   since
                                 June 1985, of Milwaukee Land Company, a non-diversified, closed-end management investment company, publicly traded since July 1993.

Gerald D. Kelfer        51        President since February  1997, Vice  Chairman
                                  of the Board since December 1996, and a member
                                  of the Board of Directors since  October 1996.
                                  Formerly a    principal of  Odyssey  Partners,
                                  L.P.  from   July  1994   to  February   1997,
                                  Executive    Vice  President,  Senior  General
                                  Counsel  and  Director   of  Olympia   &  York
                                  Companies (U.S.) from 1985 to 1994.




Dennis J. Getman        52        Executive Vice  President  since  March  1984.
                                  Senior Vice President  from September  1981 to
                                  March 1984 and General Counsel since September
                                  1981.

Charles L. McNairy      50        Executive Vice President since  September 1993
                                  and   Treasurer  and Chief  Financial  Officer
                                  since September  1992.  Senior Vice  President
                                  from September  1992 to  September 1993.  Vice
                                  President  -  Finance  from  January  1985  to
                                  September 1992,   except  from  April 1987  to
                                  September 1988.

Juanita I. Kerrigan     50        Vice President and  Secretary since  September
                                  1980.

G. Patrick Settles      48        Vice  President   since   November  1986   and
                                  Assistant  General  Counsel   since  September
                                  1983.


Lawrence L. Colditz     32        Controller  since  September  1995.  Assistant
                                  Controller  from   October  1992 to  September
                                  1995. Director  of  Financial Accounting  from
                                  October  1991  to  October   1992.  Accounting
                                  Manager from October 1990 to October 1991.

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

                                        PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

             The Common Stock of Avatar Holdings Inc. is traded through the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol AVTR. There were 8,100 record holders of Common Stock at February 28, 1997.

             High and low quotations, as reported, for the last two years were:

                                       Quotations
                      ----------------------------------------------
    Quarter Ended             1996                      1995
    -------------     -------------------    -----------------------
                       High        Low         High          Low
                      ------      ------      ------        ------
    March 31          40 1/2      32 5/8      37 1/2        35 1/4

    June 30           40 1/4      34 1/4      37 3/4        35 1/2

    September 30      34 3/4      29 1/2      38 1/4        35

    December 31       32 1/2      30          38            34 1/4


             Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends. Avatar is subject to certain restrictions on the payment of dividends as set forth in Item 8, "Notes to Consolidated Financial Statements".

       Item 6.   Selected Financial Data

                     FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
                      Dollars in thousands (except per-share data)

                                           Year ended December 31
                           ----------------------------------------------------
                             1996      1995      1994        1993        1992
                           ---------  --------   -------   ---------   --------
Statement of Income Data
------------------------

Revenues (1)                $152,698  $102,165     $82,848   $126,048   $105,161
                           =========  ========   =========  =========   ========
Income  (loss) from
 continuing operations
 before extraordinary item
 and changes in methods of
 accounting                   $1,040  ($10,339)  ($14,621)     $5,474   ($4,342)
                           =========   ========  =========  =========   ========


Extraordinary item                 -          -          -          -   ($2,402)
                           =========   ========   ========  =========   ========

Cumulative effect of
 changing in method of
 accounting for
 income taxes                      -          -          -     ($964)          -
                           =========   ========   ========  =========   ========

Cumulative effect of change in
 method of accounting for
 investments (net of income
  taxes of $238)                   -          -          -       $388          -
                           =========   ========   ========  =========   ========

Per Share Data
--------------

Income (loss) from continuing
 operations before extraordinary item
 and changes in methods of
 accounting                  ($1.11)    ($1.14)    ($1.61)       $0.56    ($0.59)
                           =========   ========   ========   =========  =========

Extraordinary item                 -          -          -           -    ($0.32)
                           =========   ========   ========   =========  =========

Cumulative effect of change in
 method of accounting for
 income taxes                      -          -          -     ($0.10)         -
                           =========   ========   ========   =========  =========

Cumulative effect of change in
 method of accounting for
 investments (net of income
 taxes of $238)                    -          -          -       $0.04         -
                           =========   ========   ========   =========  =========


Balance Sheet Data                                December 31,
------------------          ----------------------------------------------------
                              1996      1995       1994       1993       1992
                            ---------  --------   --------   --------   --------

Total assets                $443,185   $470,632   $446,577    $457,747   $474,448
                           =========   ========   ========   =========  =========

Notes,  mortgage notes and
 other debt                 $148,983   $172,596   $140,962    $135,557   $235,491
                           =========   ========   ========   =========  =========

Less notes,  mortgage notes and
 other debt classified as
 property held for sale            -          -          -           -     41,075
                           ---------   --------   --------   ---------  ---------
                            $148,983   $172,596   $140,962    $135,557   $194,416
                           =========   ========   ========   =========  =========

Stockholders' equity        $159,452   $158,412   $168,751    $183,372   $144,639
                           =========   ========   ========   =========  =========

(1)     During 1993, the sale of the Midwest Water Utilities was completed.

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

                                                          Comparison of
                                                 Twelve months ended December 31
                                                 -------------------------------
                                                  1996 and 1995    1995 and 1994
                                                  -------------    -------------
                                                        Increase (Decrease)
                                                  ------------------------------
                                                     Change             Change
                                                  ------------------------------
Revenues
--------

Real estate sales                                    $47,540           $12,118
Deferred gross profit on homesite sales                3,352               997
Utility revenues                                       3,080             1,005
Interest income                                        (835)           (1,472)
Trading account profit, net                          (4,702)             6,570
Other                                                  2,098                99
                                                    --------          --------
Total revenues                                        50,533            19,317

Expenses
--------

Real estate expenses                                  37,723            15,319
Utility expenses                                         582               272
General and administrative expenses                    (464)             (976)
Interest expense                                       1,310               420
Other                                                      3                 0
                                                    --------          --------
Total expenses                                        39,154            15,035
                                                    --------          --------

Net  income                                          $11,379            $4,282
                                                    ========          ========






             Operations for the years ended December 31, 1996, 1995 and 1994 resulted in pre-tax income (loss) of $1,040, ($10,339), and ($14,621), respectively. The improvement in pre-tax income for 1996 compared to 1995 is primarily attributable to an increase in real estate contribution margin, recognition of deferred gross profit on homesite sales, and improved utility contribution margins which was partially mitigated by a decrease in net trading account profits. The decrease in pre-tax loss during 1995 compared to 1994 is primarily attributable to an increase in the pre-tax gain from net trading account profits of $6,570 which was partially mitigated by increased selling expenses and start up costs attributable to housing programs.

             The financial statements for the year ended December 31, 1995 include the following amounts recorded in the fourth quarter: a decline due to an adjustment to the market value of investments of $1,315 and a provision of $1,250 due to an increase in the accrual relating to pending litigation.

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

             The Company continued to develop a diversified mix of products and services by introducing additional housing products, expanding vacation ownership operations, developing amenities and support facilities, expanding property contract management services and converting land holdings into income producing operations.

             Gross real estate revenues increased $47,540 or 84.9% during 1996 when compared to 1995 and $12,118 or 27.6% during 1995 when compared to 1994. The increase in real estate revenues for 1996 when compared to 1995 is primarily a result of increased homebuilding, vacation ownership sales volume, the sale of the recreation facilities and other assets at the company's former Barefoot Bay Community and a bulk land sale at Leisure Lakes. Homebuilding revenues increased $36,787 or 277.4% in 1996 when compared to 1995, while vacation ownership revenues increased $2,161 or 29.2.% in 1996 when compared to 1995. The improvement in homebuilding revenues is primarily due to closings at the company's Harbor Islands project, as well as the other sites. Harbor Islands closed 70 units with a sales volume of $27,301 during 1996 compared to no closings in 1995. Housing units closed, excluding Harbor Islands totaled 223 units with a sales volume of $22,593 compared to 150 units with a sales volume of $12,989 in 1995. The improvement in vacation ownership revenues is due to increased sales at the company's Sunrise Ridge Resort. Sales for 1996 at Sunrise Ridge Resort totaled $9,031 compared to $5,742 for 1995. This increase was mitigated in part by a decrease in sales at the company's Alhambra at Poinciana Resort. The increase in real estate revenues for 1995 when compared to 1994 is primarily a result of increased housing and vacation ownership sales volume. Housing revenues increased $5,860 or 79% in 1995 when compared to 1994, while vacation ownership revenues increased $6,069 or 401% in 1995 when compared to 1994. Real estate expenses increased $37,723 or 57.2% in 1996 when compared to 1995 and $15,319 or 30.3% in 1995 when compared to 1994. The increase in real estate expenses for 1996 is primarily a result of increased real estate revenues and an inventory write down of the company's Banyan Bay property. The increase in real estate expenses for 1995 when compared to 1994 is primarily a result of increased selling expenses and start up costs attributable to increased housing programs. Margins for 1996 are comparable with those of 1995 for housing and vacation ownership.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        RESULTS OF OPERATIONS -- continued

             The average selling price of housing units closed for 1996 was $170, an increase of 95.0% when compared to 1995. This increase is due to closings at Harbor Islands, which had an average selling price on closed units of $390 for 1996 compared to no closings in 1995. The 1995 average selling prices of housing units closed were consistent with 1994 levels. The average selling price of housing units in backlog of $135 at December 31, 1996 decreased by 34.0% from 1995 prices due to the reduced number of sales in backlog at Harbor Islands. The average selling price of housing units in backlog of $210 at December 31, 1995 increased by 144% over 1994 prices due to sales at Harbor Islands, which has an average sales price of $412.

             Data from home-building operations for the years ended 1996, 1995 and 1994 is summarized as follows:

                                              1996          1995          1994
                                         ---------------------------------------
   Units closed
   ------------
     Number of units                             293           150            86
     Aggregate dollar volume                 $49,894       $12,989        $7,354
     Average price per unit                     $170           $87           $86
   Units sold, net
   ---------------
     Number of units                             444           243           101
     Aggregate dollar volume                 $59,078       $39,917        $7,919
     Average price per unit                     $133          $164           $78

   Backlog
   -------                                               December 31
                                              1996          1995          1994
                                         ---------------------------------------
     Number of units                             306           152            59
     Aggregate dollar volume                 $41,349       $31,978        $5,050
     Average price per unit                     $135          $210           $86


             Utility revenues increased $3,080 or 10.4% during 1996 when compared to 1995 and $1,005 or 3.5% during 1995 when compared to 1994. Utility expenses increased $582 or 2.3% during 1996 when compared to 1995 and $272 or 1.1% during 1995 when compared to 1994. Utility revenues increased as a result of rate increases, customer growth and increased contract management operations. Utility expenses increased correspondingly to the customer growth.

             Interest income decreased $835 or 8.7% during 1996 when compared to 1995 and $1,472 or 13.2% during 1995 when compared to 1994. The declines in interest income are primarily attributable to lower average aggregate balances of the Company's contract and mortgage notes receivable portfolio, caused by collections, cancellations and reductions in new land sales. The average balance of Avatar's receivable portfolio was $81,673, $95,299, and $109,265 for 1996, 1995 and 1994, respectively.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        RESULTS OF OPERATIONS -- continued

             Trading account profit, net decreased $4,702 for 1996 when compared to 1995 and increased $6,570 in 1995 when compared to 1994. Trading account profit, net represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to investment advisors.

             Other revenues for 1996 includes a sale of water rights at Rio Rico for $1,585.

             General and administrative expenses decreased $464 or 5.0% in 1996 compared to 1995 and $976 or 9.5% in 1995 compared to 1994. The decrease for 1996 compared to 1995 results primarily from a reduction in the accrual for incentive compensation recorded for executive officers. The decrease for 1995 compared to 1994 results from reductions in the accrual for incentive compensation recorded for executive officers and expenses related to a legal settlement in 1994.

             Interest expense increased $1,310 or 11.3% in 1996 when compared to 1995 and $420 or 3.7% in 1995 when compared to 1994. The increase in 1996 when compared to 1995 is primarily due to an increase in interest expense in the homebuilding and vacation ownership operations, mitigated in part by a decrease in the outstanding balance of notes, mortgage notes and other debt, as well as an increase in capitalization of interest which totaled $4,003 in 1996. The increase in 1995 is primarily due to the increase in the outstanding balance of notes, mortgage notes and other debt, which was partially offset by capitalization of interest associated with the development and construction costs of approximately $3,234 for 1995 and $1,625 for 1994.


        LIQUIDITY AND CAPITAL RESOURCES

             Avatar's primary business activities, which include homebuilding, vacation ownership, land development, resort operations and utility services are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings. There is no assurance that the sale of certain non-core assets will be achieved.

             In 1996, net cash provided by operating activities amounted to $40,246 as a result of withdrawals from the investment portfolio of $45,554 and principal payments on contracts receivable of $17,550 partially offset by an increase in inventories, which included expenditures from land development, housing, and vacation ownership operations of $28,935. Net cash used in investing activities of $11,537 in 1996 resulted primarily from investments in property, plant and equipment. Net cash used in financing activities of $23,609 resulted primarily from principal payments on revolving lines of credit and long-term borrowings of $115,147, less net proceeds from revolving lines of credit and long-term borrowings of $91,538.

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

             Avatar's secured lines of credit were $60,374 and $57,513 at December 31, 1996 and 1995, respectively. Avatar's unsecured credit lines were $15,000 at December 31, 1996 and 1995, respectively.

             The unused portions of the secured and unsecured credit lines were $20,000 and $10,650, respectively, at December 31, 1996. Included in these lines of credit is a line of credit secured by investments, which had an outstanding balance at December 31, 1996 of $3,350 and will mature May 31, 1998. Also included are three lines of credit with balances outstanding at December 31, 1996 of $6,449, $7,840 and $15,000 due May 31, 1998; and two additional lines of credit with balances outstanding of $995 and $6,741 due October 31, 2002 and April 30, 2001, respectively. These lines are collateralized by certain contracts receivable.

             Avatar has planned utility construction for 1997 totaling approximately $15,775. Additionally, the Company has planned development expenditures of $17,753 during 1997, of which $13,904 is related to housing, which will result in additional homesite inventory and preservation of development permits. It is anticipated that land development and utility construction expenditures for 1997 will be funded by operating cash flow and borrowings from external sources.

             As of December 31, 1996, Avatar has approximately $4,535 in investments which are all classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds. During 1996, the Company's cash requirements necessitated the use of $45,554 from its portfolio proceeds, of which $32,650 was used to reduce related debt. As of December 31, 1996, $3,964 of the investments serve as collateral for a secured line of credit with an outstanding balance of $3,350.

             As of December 31, 1995, Avatar had approximately $48,258 in investments which were classified as trading. During 1995, the Company's cash requirements necessitated the use of $11,000 from its portfolio proceeds. As of December 31, 1995, $46,729 of the investments served as collateral for a secured line of credit with an outstanding balance of $36,000.

        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        LIQUIDITY AND CAPITAL RESOURCES -- continued

             Avatar's Board of Directors has authorized expenditures for the purchase of Avatar's common stock and 8% and 9% senior debentures. As of December 31, 1996, the remaining authorization for such expenditures was $2,942.

             Management does not anticipate a significant change in interest rates for 1997, and accordingly, does not expect Avatar's primary business activities to be adversely affected by interest rates. Avatar's vacation ownership sales are not dependent upon the customer obtaining third party financing. Vacation ownership sales are substantially funded under credit facility agreements. A high interest rate environment would be likely to adversely affect Avatar's real estate results of operations and liquidity because of its negative impact on the housing industry and because certain of Avatar's debt obligations are tied to prevailing interest rates. Increases in interest rates affecting the Company's utility operations generally are passed on to the consumer through the regulatory process.


        EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

             Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect to the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 1997 will not be significant.


        IMPACT OF TAX INSTALLMENT METHOD

             In years 1988 through 1995, the Company elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

     Item 8.   Financial Statements and Supplementary Data


     Report of Independent Certified Public Accountants..................   20

     Consolidated Balance Sheets -- December 31, 1996 and 1995...........   21

     Consolidated Statements of Operations -- For the years ended
       December 31, 1996, 1995 and 1994..................................   22

     Consolidated Statements of Stockholders' Equity -- For the years
       ended December 31, 1996, 1995 and 1994............................   23

     Consolidated Statements of Cash Flows -- For the years ended
       December 31, 1996, 1995 and 1994..................................   24

     Notes to Consolidated Financial Statements..........................   26

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


        Stockholders and Board of Directors
        Avatar Holdings Inc.

        We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                          ERNST & YOUNG LLP




        Miami, Florida
        February 28, 1997, except for Note H,
         as to which the date is March 18, 1997.

                    AVATAR HOLDINGS INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                           (Dollars in thousands)

                                                   December 31       December 31
                                                       1996            1995
                                                   ------------      -----------
 Assets
 ------
 Cash                                                 $7,567           $2,467
 Restricted cash                                         730            4,048
 Investments - trading                                 4,535           48,258
 Contracts, mortgage notes and other
  receivables,net                                     56,544           64,515
 Land and other inventories                          168,211          149,270
 Property, plant and equipment, net                  186,615          182,844
 Other assets                                         15,215           15,209
 Regulatory assets                                     3,768            4,021
                                                    --------         --------
      Total Assets                                  $443,185         $470,632
                                                    ========         ========
 Liabilities and Stockholders' Equity

 Liabilities
 -----------
 Notes, mortgage notes and other debt:
   Real estate and corporate                         $75,143         $104,897
   Development and construction loans                 31,688           24,535
   Utilities                                          42,152           43,164
 Estimated development liability for sold land         8,459           13,033
 Accounts payable                                      7,465            9,306
 Accrued and other liabilities                        32,087           32,886
 Deferred customer betterment fees                    18,430           18,997
 Minority interest in consolidated subsidiaries        9,064            9,060
                                                    --------         --------
      Total Liabilities                              224,488          255,878

 Commitments and contingent liabilities

 Contributions in aid of construction                 59,245           56,342

 Stockholders' Equity
 --------------------
 Common Stock, par value $1 per share
  Authorized:  15,500,000 shares
   Issued: 12,715,448 shares                          12,715           12,715
 Additional paid-in capital                          207,271          207,271
 Retained earnings                                     1,439              399
                                                    --------         --------
                                                     221,425          220,385
 Treasury stock, at cost, 3,620,346 shares            61,973           61,973
                                                    --------         --------
   Total Stockholders' Equity                        159,452          158,412
                                                    --------         --------
   Total Liabilities and Stockholders' Equity       $443,185         $470,632
                                                    ========         ========
  See notes to consolidated financial statements.


                           AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations
                      (Dollars in thousands except per-share amounts)


                                                 For the year ended December 31
                                              ----------------------------------
                                                1996         1995         1994
                                             --------    ---------     ---------
  Revenues
  --------
  Real estate sales                          $103,521      $55,981      $43,863
  Deferred gross profit on homesite sales       2,639        (713)      (1,710)
  Utility revenues                             32,749       29,669       28,664
  Interest income                               8,818        9,653       11,125
  Trading account profit, net                   2,210        6,912          342
  Other                                         2,761          663          564
                                             --------    ---------     ---------
  Total revenues                              152,698      102,165       82,848

  Expenses
  --------
  Real estate expenses                        103,618       65,895        50,576
  Utility expenses                             25,505       24,923        24,651
  General and administrative expenses           8,784        9,248        10,224
  Interest expense                             12,937       11,627        11,207
  Other                                           814          811           811
                                             --------    ---------     ---------
  Total expenses                              151,658      112,504        97,469
                                             --------    ---------     ---------
  Net  income  (loss)                          $1,040    ($10,339)     ($14,621)
                                             ========    =========     =========
  Per share amounts:

  Net income (loss)                             $0.11      ($1.14)       ($1.61)
                                             ========    =========     =========


  See notes to consolidated financial statements.

                          AVATAR HOLDINGS INC. AND SUBSIDIARIES
                     Consolidated Statements of Stockholders' Equity
                                  (Dollars in thousands)

                                            Additional
                                  Common      Paid-in      Retained    Treasury
                                   Stock      Capital      Earnings      Stock
                                 --------    ---------     --------    --------

Balance at  January 1, 1994      $12,715     $207,271       $25,359     $61,973
   Net (loss)                          -            -      (14,621)           -
                                 -------     ---------     --------     -------

Balance at  December 31, 1994     12,715      207,271        10,738      61,973
   Net (loss)                          -            -      (10,339)           -
                                 -------     --------      --------     -------

Balance at December 31, 1995      12,715      207,271           399      61,973
  Net income                           -            -         1,040           -
                                 -------     --------      --------     -------

Balance at December 31, 1996     $12,715     $207,271        $1,439     $61,973
                                 =======     ========      ========     =======


        There are 5,000,000 authorized shares of preferred stock, none of which are issued.

        See notes to consolidated financial statements.

                          AVATAR HOLDINGS INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                                 (Dollars in thousands)

                                               For the year ended December 31
                                             -----------------------------------
                                               1996        1995         1994
                                             --------    ----------   ----------
OPERATING ACTIVITIES
--------------------
Net income (loss)                              $1,040     ($10,339)   ($14,621)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in)
    operating activities:
  Depreciation and amortization                10,669         9,934       8,453
  Deferred gross profit                       (2,639)           713       1,710
  Cost of homesite sales not
    requiring cash                              3,956         3,590       3,010
  Inventory writedown                           1,464            -           -
  Trading account profit, net                 (2,210)       (6,912)       (342)
  Changes in operating assets and liabilities:
   Restricted cash                              3,318       (2,776)         170
   Investments - trading                       45,554        11,000           -
   Principal payments on contracts
     receivable                                17,550        19,475      20,043
   Receivables                                (6,445)      (12,017)     (9,655)
   Other receivables                            (495)       (1,262)       (526)
   Inventories                               (28,935)      (37,843)     (6,768)
   Other assets                                   (6)           626       (375)
   Accounts payable and accrued and other
     liabilities                              (2,575)         5,631       6,612
                                            ---------    ----------   ----------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         40,246      (20,180)       7,711

INVESTING ACTIVITIES
--------------------
Investment in property,
  plant and equipment                        (11,537)      (13,753)    (15,530)
                                            ---------    ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES        (11,537)      (13,753)    (15,530)

FINANCING ACTIVITIES
--------------------
Net proceeds from revolving lines of credit
 and long-term borrowings                      91,538        76,035      26,584
Principal payments on revolving
  lines of credit and long-term borrowings  (115,147)      (44,013)    (21,178)
Purchase of 9% debentures                           -         (387)           -
                                            ---------    ----------   ----------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                      ($23,609)       $31,635      $5,406

INCREASE (DECREASE) IN CASH                    $5,100      ($2,298)    ($2,413)

Cash at beginning of year                       2,467         4,765       7,178
                                            ---------    ----------   ----------

CASH AT END OF YEAR                            $7,567        $2,467      $4,765
                                            =========    ==========   ==========

                            AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows -- continued
                                    (Dollars in thousands)




                                              For the year ended December 31,
                                             -----------------------------------
                                               1996        1995          1994
                                             --------    ----------   ----------

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
-----------------------------------------------
Contributions in aid of construction           $5,584        $5,000       $1,344
                                            =========    ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during the period for:

Interest (net of amount capitalized of
  $4,003, $3,234 and $1,625 in 1996,
  1995 and 1994, respectively)                 $8,175        $9,557      $10,921
                                             ========    ==========   ==========


Income taxes paid                                  $0            $0         $255
                                            =========    ==========   ==========


See notes to consolidated financial statements.

                          AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   December 31,  1996
                      (Dollars in thousands except per-share data)


          NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation:
          ----------------------------

               The consolidated financia l statements include Avatar Holdings Inc. and its subsidiaries ("Avatar"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          General:
          --------

               Avatar is principally engaged in the business of developing and selling single and multifamily residential housing, vacation ownership intervals, improved and unimproved real estate, and providing water and wastewater utility services.

          Restricted Cash:
          ----------------

               Restricted  cash  represents  housing  deposits  of   $684  and
          utility   deposits  of   $46.    The housing  deposits  will  become
          available to the Company when the housing contracts close.

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

               In March 1995, the FASB  issued Statement No. 121,  "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996, and there was no material impact on the company's operations or financial position.



          Revenues:
          ---------

               Sales of housing units are recognized in full upon the transfer of title to a purchaser. Revenues from commercial land and bulk land sales are recognized in full at closing, provided the purchaser's initial investment is adequate, all financing is considered collectible and Avatar is not obligated to perform significant future activities.

          ----------------------

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

          Income Taxes:
          -------------

               Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

               The cumulative effect of adopting Statement No. 109 for Avatar's utility subsidiaries was not credited or charged to net income, but was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises. The regulatory liabilities and regulatory assets will generally be amortized to income or expense over the useful lives of the utility systems and reflect probable future revenue reductions or increases from ratepayers.






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

          Investments:
          ------------

                The  Company classifies  all of  its  investment portfolio  as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair value which was $4,535 at December 31, 1996 and $48,258 at December 31, 1995.

          Postretirement Benefits:
          ------------------------

               The Company ac crues postretirement benefits (such as health care benefits) during the years an employee provides services.
          These benefits  for retirees  are currently   provided  only to  the
          employees of the Company's utility subsidiaries.

          Advertising Costs:
          ------------------

               Advertising costs  are expensed  as incurred.    For the  years
          ended December 31, 1996, 1995 and 1994, advertising costs totaled $3,758, $3,265 and $1,304, respectively.

          Net Income/Loss Per Common Share:
          ---------------------------------

               For 1996, 1995 and 1994, net income/loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

          Use of Estimates:
          -----------------

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results, however, could differ from those estimates.

          Reclassifications:
          ------------------

               Certain 1995 and 1994 financial statement items have been reclassified to conform with 1996 presentations.

          NOTE B - REAL ESTATE SALES

               The components of real estate sales are as follows:

                                              For the year ended December 31
                                            ----------------------------------
                                              1996         1995          1994
                                            --------      -------      -------
 Revenues from Homebuilding Activities       $50,047      $13,260       $7,400
 Resort revenues                              16,087       14,320       13,222
 Gross homesite sales *                       12,387       12,561       12,271
 Vacation ownership sales                      9,568        7,407        1,338
 Proceeds from sales of recreation facility    8,300            -            -
 Rental,  leasing,  cable and other
     real estate operatins                     5,430        5,809        5,631
 Commercial/Industrial land sales              1,702        2,624        4,001
                                            --------      -------      -------
       Total real estate sales              $103,521      $55,981      $43,863
                                            ========      =======      =======

                   * 1996 includes $3,714 of land sales generated by the Homebuilding Division and $4,276 for bulk land sales.


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

               Avatar's investment portfolio at December 31, 1996 and 1995 included corporate bonds and other bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities. The portfolio at December 31, 1995, also included obligations for securities which had been sold that the Company does not own and was, therefore, obligated to purchase at a future date. Such obligations were recorded at the fair market value of the securities.

               The following table sets forth the fair values of investments (including securities sold short which are valued at the cost to purchase as of December 31) :

                                                1996               1995
                                              ---------          --------
  Corporate bonds                                $    -           $21,985
  Non-rated bonds                                    77             8,472
  Equity securities                                  81             2,045
  Other rated bonds                               2,172             4,753
  Money market accounts                           2,205            11,519
  Less: Securities sold short                         -             (516)
                                              ---------          --------
    Total market value                           $4,535           $48,258
                                              =========          ========

    Aggregate cost                               $3,975           $44,116
                                              =========          ========


          NOTE D - CONTRACTS, MORTGAGE NOTES AND OTHER RECEIVABLES

               Contracts, mortgage notes and other receivables are summarized as follows:

                                                        December 31
                                              ---------------------------------
                                                  1996                 1995
                                              ------------         ------------
  Contracts and mortgage notes receivable          $74,029              $89,317
  Notes and other receivables                        7,928                7,268
                                              ------------         ------------
                                                    81,957               96,585
                                              ------------         ------------
  Less:
    Allowance for doubtful accounts                  1,450                1,003
    Market valuation reserve                           140                  704
    Deferred gross profit                           21,878               27,589
    Other                                            1,945                2,774
                                              ------------         ------------
                                                    25,413               32,070
                                              ------------         ------------
                                                   $56,544              $64,515
                                              ============         ============

               Contracts and mortgage notes receivable were generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 1996, resulted from sales made to customers in the northeast.

               Contracts receivable are collectible primarily over a ten year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). The Company generally requires that customers pledge the homesites as collateral for contracts and mortgages receivable and such collateral can be repossessed by the Company in the event of a default. A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 1996 and 1995 were $7,099 or 9.6% and $11,619 or 13.0%, respectively. Estimated maturities for the five years subsequent to 1996 are: 1997 - $17,142; 1998 - $14,862; 1999 - $10,822; 2000 -
          $7,786 and 2001 - $6,501.

          NOTE E - LAND AND OTHER INVENTORIES

               Inventories consist of the following:

                                                               December 31
                                                       -------------------------
                                                          1996            1995
                                                       ---------        --------
 Land developed and in process of development           $103,394         $95,315
 Land held for future development or sale                 33,544          34,790
 Dwelling units completed or under construction           30,500          18,044
 Other                                                       773           1,121
                                                       ---------        --------
                                                        $168,211        $149,270
                                                       =========        ========


          In 1996, the Company recorded an impairment loss of $1,464 on a certain tract of land located at the Company's Banyan Bay site. Fair value was determined based on a purchase offer received for the land.

          NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

               The estimated cost to complete consists of required land and utility improvements in all areas designated for homesite sales and is summarized as follows:

                                                               December 31
                                                       ------------------------
                                                           1996         1995
                                                       ---------      ---------
  Gross unexpended costs  (net of recoveries
       of $11,941 in 1996 and $11,495 in 1995)           $11,685       $19,022
  Less costs relating to unsold homesites                  3,226         5,989
                                                       ---------      ---------

  Estimated development liability for sold land           $8,459       $13,033
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

               At Rio Rico, Avatar entered into various service and construction agreements with Citizens Utilities Company (Citizens), a non-related company, generally providing for Avatar to construct certain utility facilities and deed them to Citizens. Avatar's expenditures, related to the construction of some of these facilities, are expected to be reimbursed from Citizens' present and future customers. Some of these reimbursable amounts are determined by specific formulas. The recovery of these expenditures is dependent upon the community attaining an occupancy and/or usage level sufficient to allow reimbursement prior to the expiration of the agreements. During 1993, Avatar purchased Citizens Utilities water and wastewater treatment division therefore voiding the portion of the existing agreement relating to water and wastewater extensions, leaving only the electrical portion.

               Avatar may be obligated to expend approximately $8,394 (current costs) to complete water and wastewater utility facilities at its Poinciana subdivision. These possible future obligations are based on internal engineering studies and are not included in the estimated development liability discussed above. As such, past and future expenditures are expected to be recovered from customers' fees and future revenues.

               Expenditures, net of recoveries, for homesite improvement costs totaling $11,685 are estimated as follows: 1997-$3,849 and thereafter-$7,836. Because the timing of the expenditures after 1997 is dependent upon certain future occurrences beyond Avatar's control, projection by year after 1997 is not presently practicable.

          NOTE G - PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment and accumulated depreciation consist of the following:

                                                    December 31
                                            ---------------------------
                                                1996            1995
                                            ----------        ---------
 Utility land,  plant and equipment           $230,600         $219,271
 Land and improvements                          12,395           12,844
 Buildings and improvements                     18,137           19,361
 Machinery,  equipment and fixtures             13,679           14,887
 Other                                             639              418
                                            ----------        ---------
                                               275,450          266,781
 Less accumulated depreciation                  88,835           83,937
                                            ----------        ---------
                                              $186,615         $182,844
                                            ==========        =========

               Depreciation charged to operations during 1996, 1995 and 1994 was $6,380, $5,883 and $5,655, respectively, net of amortization of contributions and advances in aid of construction of $4,289, $4,051 and $2,798 during 1996, 1995 and 1994, respectively.

          NOTE H - NOTES,  MORTGAGE NOTES AND OTHER DEBT

          Notes,   mortgage  notes  and  other  debt  are  summarized  as
          follows:

                                                            December 31
                                                      ----------------------
                                                        1996          1995
                                                      --------      --------
    Real estate and corporate

    Bank credit lines                                  $40,376       $57,513

    8% senior debentures,  due 2000,  net of
      unamortized discount of $899 and $1,080,
      respectively                                       6,728         6,547

    9% senior debentures,  due 2000,  net of
      unamortized discount of $2,274 and $2,725,
      respectively                                      23,070        22,619

    Mortgage note  obligations, interest rates
      ranging from 8.75% to 10%, due from
      1997 - 2002                                        4,969         9,612

    Avatar Homesite Mortgage Trust 1992 - 2002,
      7% Notes                                               -         8,606
                                                      --------      --------
                                                       $75,143      $104,897
                                                      ========      ========

 Development and construction loans,
      interest rates ranging  from 8% to 10.5%         $31,688       $24,535
                                                      ========      ========

 Utilities

    Bank credit lines                                  $4,350         $2,975

    Utility first mortgage bonds due serially from
      1997 - 2007,  interest  rates ranging from
      7.79% to 9.19%                                    15,608        16,820

    Utility senior notes, 7.27%, due 2000 - 2010        18,000        18,000

    Utility promissory notes,  due 1997 - 2002           4,194         5,369
                                                      --------      --------
                                                       $42,152       $43,164
                                                      ========      ========


               At December 31, 1996, Avatar had secured bank credit lines of $60,374 and unsecured bank credit lines of $15,000. The unused portions of secured and unsecured credit lines were $20,000 and $10,650 respectively, at December 31, 1996. The weighted average interest rate on short term borrowing at December 31, 1996 was 9.1% Interest rates for borrowings under these lines range from 6.43% to 8.25% on the unsecured bank credit lines and from 8% to 10.5% on the secured bank credit lines at December 31, 1996. Additionally, certain credit lines provide for fixed rate borrowing pursuant to Eurodollar interest rates. Under the terms of these agreements,
          Avatar is restricted from paying dividends and is required to maintain a minimum net worth as defined. The secured lines are collateralized by certain real property, and contracts and mortgage notes receivable of $57,436 and investments of $3,964 at December 31, 1996.

               In connection with the acquisition of Casa Del Mar, the Joint Venture entered into a loan agreement with $5,674 outstanding at December 31, 1996. The debt is guaranteed by a subsidiary of Avatar as well as the Joint Venture Partners.

               In 1992, Avatar issued $51,160 of 7% Mortgage Trust Notes, rated "A" by Standard & Poor's Corporation, pursuant to the securitization of a portion of its homesite receivables. These notes were paid in full during the third quarter of 1996.

               During 1996, an Avatar subsidiary and Stanco Partners, Ltd. entered into a joint venture agreement (the Joint Venture) and acquired Casa Del Mar (CDM), an Ormand Beach, Florida beachfront hotel. In connection with the acquisition of Casa Del Mar, the Joint Venture entered into a loan agreement with $5,674 outstanding at 31, 1996. The debt is guaranteed by a subsidiary of Avatar as well as the Joint Venture Partner.
               Maturities of notes, mortgage notes and other debt at December 31, 1996, are as follows:


                                Development
                                    and
              Real estate       Construction     Utilities      Total
              ----------        ------------     ---------    ---------
 1997               $176             $15,883        $7,618      $23,677
 1998             32,813              12,774         2,184       47,771
 1999                209               1,099         2,184        3,492
 2000             29,951               1,140         3,821       34,912
 2001              6,854                   -         3,820       10,674
 thereafter        5,140                 792        22,525       28,457
              -----------        ------------     --------    ---------
                 $75,143              $31,688      $42,152     $148,983
              ===========        ============     ========    =========


               Maturities for 1997 include approximately $4,350 related to the Company's bank credit lines.
               Interest capitalized during 1996, 1995 and 1994 amounted to $4,003, $3,234 and $1,625, respectively.

               Property,  plant  and  equipment   and  inventory  pledged   as
          collateral for notes, mortgage notes and other indebtedness had a net book value of approximately $159,000 at December 31, 1996.


          NOTE I - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

               As of December 31, 1996 and 1995, preferred stock outstanding is as follows:

                                               December 31
                                        ------------------------
                                          1996             1995
                                        --------         -------
9% cumulative preferred stock             $9,000          $9,000
Other                                         64              60
                                        --------         -------
                                          $9,064          $9,060
                                        ========         =======


               Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for redemption to occur no earlier than March 1, 1997, in whole or in part; however, a minimum of $1,800 of the preferred stock must be redeemed per annum beginning in 1997. A redemption of all outstanding shares shall occur no later than March 1, 2001.

               Charges to operations recorded as "Other Expenses" relating to preferred stock dividends of subsidiaries amounted to $814 in 1996, $811 in 1995, and $811 in 1994.

          NOTE J - RETIREMENT PLANS

               Avatar has two defined contribution savings plans that cover substantially all employees. Under one of the savings plans, Avatar contributes to the plan based upon specified percentages of employees' voluntary contributions. The other savings plan does not provide for contributions by Avatar.

               Avatar's non-contributory defined benefit pension plan covers substantially all employees of its subsidiary, Avatar Utilities Inc. The benefits are based on years of service and the employees' compensation during the five highest years of earnings. Avatar's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974.

               The following table sets forth the defined benefit plan's funded status as of December 31, 1996, 1995 and 1994 and the retirement expense recognized in the consolidated statements of income for the years then ended.

                                                  1996         1995        1994
                                                --------     --------     ------
Actuarial present value of benefit obligations:
 Accumulated  benefit  obligation, including
   vesting benefits of  $3,288, $2,924,
   and $2,382 respectively                        $3,367       $3,025     $2,526
                                                ========     ========     ======

Projected benefit obligation for services
 rendered to date                               ($3,885)     ($3,646)   ($3,159)
Plan assets at fair value                          4,060        3,642      3,036
                                                --------     --------     ------

Projected benefit obligation less than
 (in excess of) plan assets                          175          (4)      (123)
Unrecognized net gain                              (515)        (413)      (413)
Prior service cost not yet recognized in net
 periodic pension cost                               362          409        456
Unrecognized net assets at January 1, 1986,
 net of amortization                                (58)         (73)       (87)
                                                 --------     -------     ------
Accrued pension cost included in accrued and
 other liabilities                                 ($36)        ($81)     ($167)
                                                 ========     =======     ======

 Net retirement cost included the following
 components:
 Defined Benefit Plan:
   Service cost -- benefits  earned
     during the period                             $204         $190       $209
   Interest cost on projected benefit obligation    284          250        229
   Actual return on plan assets                   (406)        (495)      (362)
   Net amortization and deferral                    139          245        169
                                               --------     --------     ------
   Net pension cost                                 221          190        245
 Defined contribution plan                          122          117        102
                                               --------     --------     ------
    Total retirement expense                       $343         $307       $347
                                               ========     ========     ======

               The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 7.5% in 1996, 1995 and 1994, rate of increase in future compensation levels of 5% in 1996, 1995 and 1994, and expected long-term rate of return on plan assets of 8% in 1996, 1995 and 1994.

               Plan assets are invested in the general asset fund of a major insurance company, which is composed primarily of fixed income securities, and a separate account, which is composed of equity securities, public bonds or cash equivalents.

          NOTE K - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

               A utility subsidiary of Avatar sponsors a defined non-contributory benefit postretirement plan that provides medical and life insurance benefits to both salaried and nonsalaried employees after retirement. Participants contribute a portion of such benefits. The utility's funding policy for its postretirement plan is to fund on a pay-as-you-go basis.

               The following table sets forth the plan's status as of December 31, 1996 , 1995 and 1994:


Accumulated postretirement benefit obligation:
                                                      1996      1995      1994
                                                    --------  --------  --------
    Retirees                                          ($882)    ($948)    ($766)
    Fully eligible active plan participants            (496)     (768)     (865)
    Other active plan participants                   (1,460)   (2,299)   (2,307)
                                                    --------  --------  --------
                                                     (2,838)   (4,015)   (3,938)
Plan assets at fair value                                  0         0         0
                                                    --------  --------  --------
Accumulated postretirement benefit obligation in excess
    of plan assets                                   (2,838)   (4,015)   (3,938)
Unrecognized net gain from past experience
    different from that assumed and from
    changes in assumptions                           (2,281)     (715)     (195)
Unrecognized transition obligation                     2,645     2,798     2,793
                                                    --------  --------  --------
Accrued postretirement benefit cost                 ($2,474)  ($1,932)  ($1,340)
                                                    ========  ========  ========
Net periodic postretirement benefit cost
included the following components:

    Service cost
    Interest cost on accumulated postretirement         $244      $273      $315
       benefit obligation                                277       283       271
    Amortization of transition obligation
       over 20 years                                     155       155       155
    Other                                               (88)      (35)      (23)
                                                    --------  --------  --------

    Net periodic postretirement benefit cost            $588      $676      $718
                                                    ========  ========  ========


               For measurement purposes',  the annual rate of increase  in the per capita cost of  covered health care  benefits assumed for  1996,
          1995 and  1994 was  10%, 11%  and 12%,  respectively;   the rate  of
          increase was assumed to  decrease gradually to 6%  by the year  2000
          and  remain   at  that   level   thereafter;     termination   rates
          calculations, except those at December 31, 1996, used the Crocker-Sarason Straight T-6 tables less 51GAM deaths; the T-8 tables were
          used for  the  December  31,  1996  calculation.    This  change  in
          termination rates will decrease the net periodic benefit cost in future years. The health care cost trend rate assumption has a
          significant  effect  on  the  amounts  reported.     To  illustrate,
          increasing the assumed health care cost trend rates by 1 percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $516 and the aggregate of
          the   service   and   interest   cost   components  of  net  periodic
          postretirement benefit for the year then ended by $113.

               The weighted average discount rate used in determining the accumulated postretirement benefit obligation for 1996, 1995 and 1994 was 7.5%, 7.5% and 8.0%, respectively.

          NOTE L - LEASE COMMITMENTS

               Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2001. Rental expenses for the years 1996, 1995 and 1994 were $1,838, $1,562, and $1,235, respectively. Minimum rental commitments under noncancelable operating leases as of December 31, 1996 were as follows: 1997 - $2,199; 1998 - $1,837; 1999-$1,478;
          2000 - $575; 2001 -$280.


          NOTE M - ACCRUED AND OTHER LIABILITIES

               Accrued and other liabilities are summarized as follows:

                                                   December 31
                                             ----------------------
                                              1996           1995
                                             -------       --------
   Property taxes                             $5,788         $5,886
   Customer deposits and advances              5,345          5,696
   Interest                                    1,046          1,573
   Other                                      19,908         19,731
                                             -------        -------
                                             $32,087        $32,886
                                             =======        =======

               As of December 31, 1996, the Company had certain incentive compensation agreements providing for a cash payment (to the extent vested), within ten days following the respective fifth anniversary date (payment terms are subject to renewal agreements) of the respective agreement (or the termination date, if earlier), in an amount equal to the excess of a formula amount based upon the closing prices of Avatar common stock during a specified period prior to the respective fifth anniversary date (or termination date, if earlier) over the closing price of Avatar common stock on the date of the respective agreement. Each eligible employee will vest in the rights to this incentive compensation with respect to one-fifth thereof in each of the first through fifth anniversaries, subject to certain terms and conditions of the contracts should their employment status change prior to the fifth anniversary. For the years ended December 31, 1996, 1995 and 1994, the Company recorded incentive compensation of ($213), $39 and $763, respectively, associated with these agreements. The liability for incentive compensation included in other liabilities at December 31, 1996 and 1995 is $822 and $1,035, respectively.


          NOTE N - INCOME TAXES

               Under the installment method of tax reporting for homesite and vacation ownership sales, Avatar anticipates that its 1996 consolidated federal income tax return will reflect a net operating loss carryforward of approximately $40,000, which expires in years 2003 through 2010. In addition, investment tax credits and alternative minimum tax credit carryforwards of approximately $5,000 are available, a portion of which expires in years 1997 to 2001. These carryforwards have not been examined by the Internal Revenue Service.

               The Company has recorded a valuation allowance of $41,000 with respect to the deferred income tax assets which remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $9,000 which, if utilized, will be credited to additional paid-in capital.

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                        1996        1995
                                                      --------    --------
Deferred income tax assets
     Net operating loss carryover                      $15,000     $16,000
     Tax over book basis of land inventory              24,000      23,000
     Unrecoverable land development costs                3,000       4,000
     Tax over book basis of depreciable assets           7,000       7,000
     Alternative minimum tax and investment tax
        credit carryforward                              5,000       5,000
     Other                                               2,000       2,000
                                                      --------    --------
     Total deferred income taxes                        56,000      57,000

     Valuation allowance for deferred income tax
        assets                                        (41,000)    (42,000)
                                                      --------    --------
Deferred income tax assets                              15,000      15,000

Deferred income tax liabilities
     Book over tax income recognized on homesite
        and vacation ownership sales                   (6,000)     (5,000)
     Deferred carrying charges on utility plant        (2,000)     (3,000)
     Other                                             (7,000)     (7,000)
                                                      --------    --------
Total deferred income tax liabilities                 (15,000)    (15,000)
                                                      --------    --------
Net deferred income taxes                                   $0          $0
                                                      ========    ========


          A reconciliation of income tax expense (credit) to the expected income tax expense (credit) at the federal statutory rate of 34% for the year ended December 31 is as follows:

                                                   1996       1995       1994
                                                 -------    --------   --------
 Income tax expense (credit) computed
    at statutory rate                               $354    ($3,515)   ($4,971)
 Income tax effect of non-deductible
    dividends on preferred stock of subsidiary       277         276        275
 State income tax (credit), net of federal effect     98       (358)      (535)
 Other                                               271       (403)        231
 Change in valuation allowance on deferred
    tax assets                                   (1,000)       4,000      5,000
                                                 -------     -------   --------
 Provision for income taxes                           $-          $-         $-
                                                 =======     =======   ========

               In years 1988 through 1995, the Company elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of such election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

          NOTE O - CONTINGENCIES

               Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matter cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

               On October 1, 1993,  the United States,  on behalf of  the U.S.
          Environmental Protection  Agency,    filed a  civil  action  against
          Florida Cities Water Company ("Florida Cities"), a utility subsidiary of Avatar Holdings Inc. ("Avatar"), in the U.S. District Court for the Middle District of Florida, United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21, alleging that Florida Cities' Waterway Estates treatment plant, located in Lee County, Florida operated in violation of the Federal Clean Water Act ("Act"), 33 U.S.C. S1251 et seq. On May 5 and June 26, 1995, the United States amended its complaint to include allegations against Florida Cities for violations of the Act at two other Florida wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrollwood, located in Hillsborough County. In addition, the government amended the complaint to include Avatar, the parent corporation, as a defendant. A trial was held in March and April 1996. On August 20, 1996, the Court issued its final judgment, incorporating earlier rulings. The Court found Avatar not liable on any of the government's claims and entered judgment in Avatar's favor. The Court found Florida Cities not liable on certain of the government's claims, but liable on other claims, and awarded the government $310 in civil penalties against Florida Cities. On October 18, 1996, the government filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. Avatar and Florida Cities believe that there are strong arguments to support the affirmance of the judgment of the District Court on appeal.

          NOTE P - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

                                        For the year ended December 31
                                        --------------------------------
                                          1996        1995       1994
                                        --------    --------    --------
 Revenues:
 Real estate
 Unaffiliated customers                 $119,949     $72,496     $54,184
 Intersegment                                100         100         100
                                        --------    --------    --------

                                         120,049      72,596      54,284
 Utility
 Unaffiliated customers                   32,749      29,669      28,664
                                        --------    --------    --------
                                          32,749      29,669      28,664
 Elimination of intersegment revenues      (100)       (100)       (100)
                                        --------    --------    --------
 Total Revenues                         $152,698    $102,165     $82,848
                                        ========    ========    ========

Operating profit:
 Real estate                              $7,647    ($2,547)    ($6,516)
 Utility                                   6,330       3,835       3,102
                                        --------    --------    --------
 Total operating profit                   13,977       1,288     (3,414)
 Interest expense                       (12,937)    (11,627)    (11,207)
                                        --------    --------    --------

 Income (loss) before income taxes,
  and effect of changes
  in methods of accounting                $1,040   ($10,339)   ($14,621)
                                        ========    ========    ========

 Depreciation and amortization:
 Real estate                              $2,571      $2,397      $1,957
 Utility                                   3,809       3,486       3,698
                                        --------    --------    --------

 Total                                    $6,380      $5,883      $5,655
                                        ========    ========    ========

 Capital expenditures:
 Real estate                              $3,324      $2,138      $5,599
 Utility                                  12,336      17,382      10,745
                                        --------    --------    --------
                                         $15,660     $19,520     $16,344
                                        ========    ========    ========


                                                  December 31
                                        --------------------------------
                                          1996        1995        1994
                                        --------    --------    --------
 Identifiable assets:
 Real estate                            $252,273    $239,459    $221,384
 Utility                                 186,020     182,661     173,357
                                        --------    --------    --------
 Total Identifiable Assets               438,293     422,120     394,741

 General corporate assets                  4,892      48,512      51,836
                                        --------    --------    --------
 Total Assets                           $443,185    $470,632    $446,577
                                        ========    ========    ========


          NOTE P - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS -- continued

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


          NOTE Q- FAIR VALUE OF FINANCIAL INSTRUMENTS

               The carrying amounts and fair values of the Company's financial instruments, all of which are held for purposes other than trading except for investments - trading at December 31, 1996 and 1995, are as follows:

                                                1996                1996
                                        ---------------------------------------
                                        Carrying    Fair     Carrying   Fair
                                          Amount    Value     Amount    Value
                                         -------   -------   -------   -------

Cash and restricted cash                  $8,297    $8,297    $6,515    $6,515
Investments - trading                      4,535     4,535    48,258    48,254
Contracts, mortgage notes and
     other receivables                    56,544    57,643    64,515    65,493
Notes, mortgage notes and other debt:
 Bank credit lines:
 Short term bank credit lines                  -         -    16,799    16,799
 Long term bank credit lines              40,376    40,460    40,714    40,394
                                         -------   -------   -------   -------
      Total bank credit lines             40,376    40,460    57,513    57,193
 Mortgage obligations and promissory
      notes                                4,969     5,018     9,612     9,888
 Senior debentures                        29,798    30,936    29,166    30,936
 Mortgage trust notes                          -         -     8,606     7,107
                                         -------   -------   -------   -------

      Total real estate and corporate    $75,143   $76,414  $104,897  $105,124
                                         =======   =======   =======   =======

 Development & construction loans:
 Short term development and
      construction loans                  $7,716    $7,716    $2,916    $2,916
 Long term development and
      construction loans                  23,972    24,117    21,619    22,123
                                         -------   -------   -------   -------
      Total  development and
            consturction loans           $31,688   $31,833   $24,535   $25,039
                                         =======   =======   =======   =======

 Avatar Utilities Inc.:
 Short term bank credit lines             $4,350    $4,350    $2,975    $2,975
 Mortgage obligations, first
   mortgage bonds and promissory notes    37,802    35,618    40,189    37,851
                                         -------   -------   -------   -------
     Total Utilities                     $42,152   $39,968   $43,164   $40,826
                                         =======   =======   =======   =======

          The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

             Cash and restricted cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

             Investments - trading: The carrying amount in the balance sheet for investments is at fair market value (See Note A).

             Contracts, mortgage notes and other receivables: The fair value amounts of the Company's contracts, mortgage notes and other receivables are estimated based on a discounted cash flow analysis.

             Notes, mortgage notes and other debt: The carrying amounts of the Company's borrowings under its short term bank credit lines and short term development and construction loans approximate their fair value. The fair values of the Company's mortgage obligations, mortgage bonds and promissory notes are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

             Senior and  subordinated  debentures:   The  fair  values of  the
             Company's senior and subordinated debentures are estimated based on quoted market prices.

             Mortgage trust notes: The fair value amount of the Company's mortgage trust notes are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate.

          NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

               Summarized quarterly financial data for 1996 and 1995 is as follows:

                                                    1996 Quarter
                                     ------------------------------------------
                                       First     Second       Third     Fourth
                                     --------    -------     -------    -------
Net revenues                          $28,899    $38,609     $35,998    $49,192
Expenses                               29,975     38,516      36,355     46,812
                                     --------    -------     -------    -------

(Loss) income before income taxes     (1,076)         93       (357)      2,380
Provision for income taxes                  -          -           -          -
                                     --------    -------     -------    -------

Net (loss) income                    ($1,076)        $93      ($357)     $2,380
                                     ========    ========    =======    =======

Per share amounts:
  Net (loss) income                   ($0.12)      $0.01     ($0.04)      $0.26
                                     ========    ========    =======    =======


                                                    1995 Quarter
                                     ------------------------------------------
                                       First      Second      Third     Fourth
                                     --------    -------     -------    -------

Net revenues                          $26,221     $24,625    $24,996    $26,323
 Expenses                              26,607      26,219     28,460     31,218
                                     --------    --------    -------    -------

Loss before income taxes                (386)     (1,594)    (3,464)    (4,895)
Provision for income taxes                  -           -          -          -
                                     --------    --------    -------    -------

Net loss                               ($386)    ($1,594)   ($3,464)   ($4,895)
                                     ========    ========    =======    =======

Per share amounts:
     Net loss                         ($0.04)     ($0.18)    ($0.38)    ($0.54)
                                     ========    ========    =======    =======


          The financial statements for the year ended December 31, 1995 include the following amounts recorded in the fourth quarter:
               (a)  a decline due  to an adjustment  to the   market  value of
                    investments of  $1,315 ( or $.14 per share).

               (b) a provision of $1,250 (or $.14 per share) due to an increase in the accrual related to pending litigation


          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

               Not applicable.

                                        PART III


          Item 10.  Directors and Executive Officers of the Registrant


               A.   Identification of Directors

                    The information called for in this item is incorporated by reference to Avatar's 1997 definitive proxy statement
                    (under "Election of Directors") to be filed with the Securities and Exchange Commission on or before April 30, 1997.

               B.   Identification of Executive Officers

                    For information with respect to the executive officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.

               C.   Compliance with Section 16(a) of the Exchange Act

                    The information required by this item is incorporated by reference from Avatar's 1997 definitive proxy statement
                    (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"), to be filed with the Securities and Exchange Commission on or before April 30, 1997.


          Item 11.  Executive Compensation


               The information called for by this item is incorporated by reference to Avatar's 1997 definitive proxy statement (under the caption "Executive Compensation and Other Information") to be filed with the Securities and Exchange Commission on or before April 30, 1997.


          Item 12.  Security  Ownership  of  Certain  Beneficial  Owners   and
                 Management


               The information called for by this item is incorporated by reference to Avatar's 1997 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management") to be filed with the Securities and Exchange Commission on or before April 30, 1997.


          Item 13.  Certain Relationships and Related Transactions


               None

                                         PART IV


          Item 14.  Exhibits, Financial  Statement  Schedules and  Reports  on
                 Form 8-K


               Financial Statements and Schedules:
               ----------------------------------

                 See Item 8 "Financial Statements and Supplementary Data" on Page 19 of this report.

                 Schedules:
                 ---------

                 II - Valuation and Qualifying Accounts

                 Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

               Exhibits:
               --------

3(a)  *     Certificate of Incorporation,  as amended  (previously filed as an exhibit to the Form 10-K for the year ended December 31, 1986).

3(b)        By-laws,   as amended  and  reinstated February  13,  1997, (filed
            herewith).

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

10(a) *1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

10(d) *1 Amendment to Employment Agreement, dated as of March 1, 1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended
              December 31, 1993)

          Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K -- continued

10(b) *1 Incentive Compensation Agreement, dated as of January 18, 1993 by and between Avatar Holdings Inc. and Dennis Getman (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

10(c) *1 Incentive Compensation Agreement, dated as of September 9, 1993 by and between Avatar Holdings Inc. and Charles McNairy (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

10(d) * Revolving Credit Agreement between Avatar Properties Inc. and BHF Bank dated November 30, 1993 (previously filed as an exhibit to the Form 10-K for the year ended December 31,
             1993).


10(e) *1 Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 1995).

10(f)  1     Amendment to Employment Agreement, dated as  of February 13,
             1997,  to  Employment Agreement, dated  as of June  15, 1992
             (as amended as of March 1, 1994) and Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings
             Inc. and Edwin Jacobson (filed herewith).

10(g)  1     Employment Agreement, dated as of February 13, 1997, by  and between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10(h)  1     Nonqualified Stock Option Agreement,   dated as  of February
             13,  1997, by and between Avatar Holdings Inc. and Gerald D.
             Kelfer (filed herewith).


11           Computations of earnings per share (filed herewith)

27           Financial Data Schedule (filed herewith)


* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1  Employment and Compensation agreements.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                               (Dollars in thousands)

                                 Balance     Charged                  Balance
                                   at          to                       at
                                Beginning   Costs and                 End of
                                of Period   Expenses    Deduction     Period
                                ---------   ---------   ---------    ---------

Year ended December 31,  1996:
  Deducted from asset accounts:
   Deferred gross profit on
    homesite sales               $27,589       ($706)(1)   $5,005(1)  $21,878(2)
   Allowance for doubtful
    accounts                       1,003          327       (120)       1,450(2)
   Market valuation account          704            -         564(3)      140
   Valuation allowance for
    deferred tax assets           42,000(4)   (1,000)           -      41,000
                                --------    ---------   ---------    ---------
       Total                     $71,296     ($1,379)      $5,449     $64,468
                                ========    =========   =========    =========

Year ended December 31,  1995:
  Deducted from asset accounts:
   Deferred gross profit on
    homesite sales               $30,221         $713(1)   $3,345(2)   $27,589(2
    Allowance for doubtful
     accounts                      1,387          271         655(2)      1003
    Market valuation account       1,184            -         480(3)       704
    Valuation allowance for
      deferred tax assets         38,000(4)     4,000           -        42,000
                                --------    ---------   ---------     ---------
       Total                     $70,792       $4,984      $4,480       $71,296
                                ========    =========   =========     =========

Year ended December 31,  1994
  Deducted from asset accounts:
   Deferred gross profit on
    homesite sales                  $31,969       $1,710(1)   $3,458(2)  30,221
   Allowance for doubtful accounts    2,631          502       1,746(2)   1,387
   Market valuation account           2,082            -         898(3)   1,184
   Valuation allowance for
     deferred tax assets             33,000(4)     5,000           -     38,000
                                   --------    ---------   ---------   ---------
       Total                        $69,682       $7,212      $6,102    $70,792
                                   ========    =========   =========   =========


   (1) (Credit) Charge to operations as an (increase) decrease to revenues.

   (2) Uncollectible accounts written off.

   (3) Credited principally to interest income or allowance for doubtful open accounts upon write-off of uncollectible accounts.

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

                                         AVATAR HOLDINGS INC.


 Dated: March 20, 1997                 By: /s/ Charles L. McNairy
                                           ------------------------------
                                           Charles L. McNairy, Executive
                                           Vice President,  Treasurer and
                                           Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

 Dated: March 20, 1997                   By: /s/ Lawrence L. Colditz
                                             --------------------------------
                                             Lawrence L. Colditz,  Controller


 Dated: March 20, 1997                   By: /s/ Milton Dresner
                                             --------------------------------
                                             Milton Dresner,  Director and
                                             Audit Committee Member


 Dated: March 20, 1997                   By: /s/ Leon T. Kendall
                                             --------------------------------
                                             Leon T. Kendall,  Director,
                                             Chairman of the Audit Committee
                                             and Executive Committee Member


 Dated: March 20, 1997                   By: /s/ Edwin Jacobson
                                             --------------------------------
                                             Edwin Jacobson,  Director,
                                             Chairman of the Executive Committee
                                             and Chief Executive Officer

 Dated March 20, 1997                    By: /s/ Gerald D. Kelfer
                                             --------------------------------
                                             Gerald D. Kelfer, Director,
                                             President, Vice Chairman of the
                                             Board of Directors and Executive
                                             Committee Member

 Dated: March 20, 1997                   By: /s/ Leon Levy
                                             --------------------------------
                                             Leon Levy, Chairman of the Board of
                                             Directors and Executive Committee
                                             Member

 Dated: March 20, 1997                   By: /s/ Martin Meyerson
                                             -------------------------------
                                             Martin Meyerson,  Director and
                                             Audit Committee Member


 Dated: March 20, 1997                   By: /s/ Kenneth T. Rosen
                                             --------------------------------
                                             Kenneth T. Rosen,  Director


 Dated: March 20, 1997                   By: /s/ Fred Stanton Smith
                                             -------------------------------
                                             Fred Stanton Smith, Director,
                                             Executive Committee Member and
                                             Audit Committee Member


 Dated: March 20, 1997                   By: /s/ Henry King Stanford
                                             --------------------------------
                                             Henry King Stanford,  Director

     Exhibit Index
     -------------

     * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
     1  Employment and Compensation agreements.

      3(a) *       Certificate   of   Incorporation,  as  amended  previously
                   (filed as an exhibit to the Form 10-K for the year ended December 31, 1986)

      3(b)         By-laws, as  amended  and  reinstated  February  13, 1997,
                   (filed herewith.)......................................... 52

      4(a) * Instruments defining the rights of security holders, including indenture for 8% senior debentures (previously) (previously filed as an exhibit to the Form 8-K dated as of September 12, 1980).

      4(b) * Supplemental Indenture for 8% senior debentures dated as of December 19, 1992 ( previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

      4(c) * Indenture for 9% senior debentures dated as of December 19, 1992 ( previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

     10(a) *1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Edwin Jacobson Jacobson (previously filed as an exhibit to Form 10-K for the year ended December 31, 1992).

     10(d) *1 Amendment to Employment Agreement, dated as of March 1, 1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993)

     10(b) *1 Incentive Compensation Agreement, dated as of January 18, 1993 by and between Avatar Holdings Inc. and Dennis Getman (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

     10(c) *1 Incentive Compensation Agreement, dated as of September 9, 1993 by and between Avatar Holdings Inc. and Charles McNairy (previously filed as an exhibit to Form 10-K for the year ended December 31, 1993).

     10(d) * Revolving Credit Agreement between Avatar Properties Inc. and BHF Bank dated November 30, 1993 (previously filed as an exhibit to the Form 10-K for the year ended December 31, 1993)

          -------------

     10(e)   *1    Employment Agreement, dated as of July 27, 1995, by  and
                   between   Avatar   Holdings   Inc.  and  Edwin  Jacobson
                   (previously filed as an exhibit to Form 10-Q for the quarter ended September 30, 1995).

     10(f)    1    Amendment to Employment Agreement, dated  as of February
                   13, 1997, to Employment Agreement, dated as  of June 15,
                   1992 (as amended  as  of  March  1, 1994) and Employment
                   Agreement, dated as of July 27, 1995,  by   and  between
                   Avatar    Holdings   Inc.   and  Edwin  Jacobson  (filed
                   herewith)............................................... 69


     10(g)    1    Employment  Agreement, dated  as  of  February 13, 1997,
                   by and between Avatar Holdings Inc. and Gerald D. Kelfer
                   (filed herewith)........................................ 73


     10(h)    1    Nonqualified Stock Option Agreement, dated as of February
                   1997, by and between Avatar  Holdings  Inc. and Gerald D.
                   Kelfer (filed herewith).................................. 85

     11            Computations of earnings per share (filed herewith)...... 90

     27            Financial Data Schedule (filed herewith)................. 93