Form 10-Q
period 1997-03-31
AVATAR HOLDINGS INC
filed 1997-05-15
CIK 39677

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

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended March 31, 1997

                                         or

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
                                                 -----      -----
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of April 30, 1997.


                                     1 OF 16

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX
                                        -----


                                                                          PAGE
                                                                          ----
          PART I.    Financial Information

            Item 1.    Financial Statements (Unaudited):

             Consolidated Balance Sheets --
               March 31, 1997 and December 31, 1996.....................   3

             Consolidated Statements of Operations --
               Three months ended  March 31, 1997 and 1996..............   4

             Consolidated Statements of Cash Flows --
               Three months ended March 31, 1997 and 1996...............   5

             Notes to Consolidated Financial Statements.................   7

             Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............  12


          PART II.   Other Information


            Item 6.  Exhibits and Reports on Form 8-K...................  14

            Exhibit Index...............................................  15

          PART  I  --  FINANCIAL  INFORMATION
          -----------------------------------

          ITEM 1.  FINANCIAL  STATEMENTS
          ------------------------------

                          AVATAR HOLDINGS INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                       (Unaudited)
                                  (Dollars in thousands)

                                                  March 31,       December 31,
                                                    1997              1996
                                                 -----------       ----------
     Assets
     ------
     Cash                                             $3,647           $7,567
     Restricted cash                                     813              730
     Investments - trading                             4,658            4,535
     Contracts, mortgage notes and
          other receivables, net                      52,322           56,544
     Land and other inventories                      176,868          168,211
     Property, plant and equipment, net              187,011          186,615
     Other assets                                     15,358           15,215
     Regulatory assets                                 3,651            3,768
                                                 -----------       ----------
               Total Assets                         $444,328         $443,185
                                                 ===========       ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
     Liabilities
     -----------
     Notes, mortgage notes and other debt:
      Real estate and corporate                      $76,668          $75,143
      Development and construction loans              36,027           31,688
      Utilities                                       41,896           42,152
     Estimated development liability for
       sold land                                       8,768            8,459
     Accounts payable                                  7,134            7,465
     Accrued and other liabilities                    31,147           32,087
     Deferred customer betterment fees                18,264           18,430
     Minority interest in consolidated
         subsidiaries                                  7,264            9,064
                                                 -----------       ----------
               Total Liabilities                     227,168          224,488

     Commitments and contingent liabilities

     Contributions in aid of construction             59,695           59,245




     Stockholders' Equity
     --------------------
     Common Stock, par value $1 per share
               Authorized: 15,500,000 shares
               Issued:  12,715,448 shares             12,715           12,715
     Additional paid-in capital                      207,271          207,271
     (Deficit) retained earnings                       (548)            1,439
                                                 -----------       ----------
                                                     219,438          221,425
     Treasury stock, at cost, 3,620,346 shares        61,973           61,973
                                                 -----------       ----------
     Total Stockholders' Equity                      157,465          159,452
                                                 -----------       ----------
     Total Liabilities and Stockholders' Equity     $444,328         $443,185
                                                 ===========       ==========

          See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three Months  Ended March 31, 1997 and 1996
                                   (Unaudited)
                   (Dollars in thousands except per share data)

                                                    1997               1996
                                                 -----------       ----------
     Revenues
     --------
     Real estate sales                               $22,704          $17,321
     Deferred gross profit                             1,028            (312)
     Utility revenues                                  9,034            8,201
     Interest income                                   1,874            2,288
     Trading account profit, net                          92            1,001
     Other                                               171              400
                                                 -----------       ----------
         Total revenues                               34,903           28,899

     Expenses
     --------
     Real estate expenses                             25,039           18,150
     Utility expenses                                  6,435            6,141
     General and administrative expenses               2,584            2,553
     Interest expense                                  2,641            2,926
     Other                                               191              205
                                                 -----------       ----------
         Total expenses                              36,890           29,975
                                                 -----------       ----------

     Loss before income taxes                        (1,987)          (1,076)

     Provision for income taxes                            -                -
                                                 -----------       ----------

     Net loss                                       ($1,987)         ($1,076)
                                                 ===========       ==========
     Per share amounts:

     Net loss                                         ($.22)           ($.12)
                                                 ===========       ==========

          See notes to consolidated financial statements.

                              AVATAR HOLDINGS INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows (Unaudited)
                       For the Three Months Ended March 31, 1997 and 1996
                                     (Dollars in Thousands)

                                                      1997              1996
                                                   -----------       ----------
     OPERATING ACTIVITIES
     --------------------
     Net loss                                         ($1,987)        ($1,076)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
          Depreciation and amortization                  2,693           2,455
          Deferred gross profit                        (1,028)             312
          Cost of  sales not requiring cash              1,256           1,025
          Trading account profit, net                     (92)         (1,001)
          Changes in operating assets and
           liabilities:
            Restricted cash                               (83)           1,641
            Investments - trading                            -           7,100
            Principal payments on contracts
             receivable                                  4,928           4,347
            Receivables                                  (151)         (2,200)
            Other receivables                              473         (1,132)
            Inventories                                (9,604)        (15,537)
            Other assets                                 (143)           (370)
            Accounts payable and accrued and other
             liabilities                               (1,351)             336
                                                   -----------       ----------
     NET CASH USED IN OPERATING ACTIVITIES             (5,089)          (4,100)

     INVESTING ACTIVITIES
     --------------------
     Investment in property, plant and equipment       (2,639)          (2,652)
                                                   -----------       ----------
     NET CASH  USED IN  INVESTING ACTIVITIES           (2,639)          (2,652)

     FINANCING ACTIVITIES
     --------------------
     Net proceeds from revolving lines of credit and
        long-term borrowings                            19,370           22,569
     Principal payments on revolving lines of credit
        and long-term borrowings                      (13,762)         (11,887)
     Redemption of Subsidiary's
        9% cumulative prefered stock                   (1,800)                -
                                                   -----------       ----------
     NET CASH  PROVIDED BY  FINANCING ACTIVITIES         3,808           10,682
                                                   -----------       ----------

     (DECREASE)/INCREASE  IN CASH                      (3,920)            3,930

     Cash at beginning of period                         7,567            2,467
                                                   -----------       ----------

     CASH AT END OF PERIOD                              $3,647           $6,397
                                                   ===========       ==========

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows  (Unaudited) -- continued
                 (For the Three Months Ended March 31, 1997 and 1996
                               (Dollars in thousands)


        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        --------------------------------------------------


        Cash paid during the period for:                 1997           1996
                                                   -----------       ----------
           Interest (net of amount capitalized of
                    $909 and $1,019 in 1997
                    and 1996, respectively)               $532             $791
                                                   ===========       ==========

           Income taxes                                      -                -
                                                   ===========       ==========


        SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
        ------------------------------------------------------

                                                       1997             1996
                                                   -----------       ----------

        Contributions in aid of construction            $1,039             $101
                                                   ===========       ==========


          See notes to consolidated financial statements.

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
               ------------------------------------------------------
                     (Dollars in thousands except per share data)

          Basis of Statement Presentation and Summary of
          ----------------------------------------------
            Significant Accounting Policies
            -------------------------------

               The consolidated balance sheets as of March 31, 1997 and December 31, 1996, and the related consolidated statements of operations for the three month periods ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

               For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1996 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.


          Reclassifications
          -----------------

               Certain amounts presented for 1996 have been reclassified in the financial statements for comparative purposes.


          Net Loss Per Common Share
          -------------------------

               For the  three   months ended March  31, 1997 and 1996,  net
          loss per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

          Restricted Cash
          ---------------

               Restricted cash, at March 31, 1997, includes utility deposits of $50, as well as housing and vacation ownership deposits of $694 and $69, respectively, which have been placed in escrow. The housing deposits will become available to the Company when the housing contracts close.



          Stock Options
          -------------

               The Company has elected to follow Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options is higher than the market price of the Company's common stock on March 31, 1997, no compensation expense has been recognized.

               The Company's 1997 Incentive and Capital Accumulation Plan ( the "Incentive Plan" ) which was adopted by the Incentive Plan Committee and ratified by the Board of Directors on

          Notes  to  Consolidated   Financial  Statements  (Unaudited)
          -----------------------------------------------
             --  continued

          Stock Options -- continued
          -------------

          February 13, 1997, is subject to stockholder approval at the Annual Meeting to be held May 29, 1997. The Incentive Plan makes available 425,000 shares of Avatar's common stock, subject to certain adjustments. Subject to the approval of the Incentive Plan by Avatar stockholders, the Company's President was granted an option to purchase 225,000 shares of common stock at $34 per share. The option has a 10 year term and vests in five equal annual installments beginning in 1998.


          Use of Estimates
          ----------------

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

               Avatar's investment portfolio at March 31, 1997 and December 31, 1996 included bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, and money market accounts. At December 31, 1996, the portfolio also included equity securities.











                    The following table sets forth the fair values of investments (including securities sold short which are valued at the cost to purchase):

                                        March 31,     December 31,
                                           1997           1996
                                        ----------     ---------
          Non-rated bonds                       82            77
          Equity securities                      -            81
          Other rated bonds                  2,208         2,172
          Money market accounts              2,368         2,205
                                        ----------     ---------
              Total market value            $4,658        $4,535
                                        ==========     =========

              Aggregate cost                $4,042        $3,975
                                        ==========     =========


          Notes  to  Consolidated   Financial  Statements  (Unaudited)
          -----------------------------------------------
             --  continued

          Contracts, Mortgage Notes and Other Receivables
          -----------------------------------------------

          Contracts, mortgage notes, and other receivables are summarized as follows:

                                               March 31,   December 31,
                                                 1997          1996
                                              ----------     ---------

    Contracts and mortgage notes receivable      $67,996       $74,029
    Notes and other receivables                    7,426         7,928
                                              ----------     ---------
                                                  75,422        81,957
                                              ----------     ---------
    Less:
       Deferred gross profit                      20,699        21,878
       Allowance for doubtful accounts             1,144         1,450
       Market valuation reserve                       36           140
       Other                                       1,221         1,945
                                              ----------     ---------
                                                  23,100        25,413
                                              ----------     ---------
                                                 $52,322       $56,544
                                              ==========     =========

          Land and Other Inventories
          --------------------------

          Inventories consist of the following:

                                                        March 31,   December 31,
                                                           1997        1996
                                                        ---------   -----------
          Land developed and in process of development   $106,784      $103,394
          Land held for future development or sale         33,544        33,544
          Dwelling units completed or under construction   35,852        30,500
          Other                                               688           773
                                                        ---------   -----------
                                                         $176,868      $168,211
                                                        =========   ===========





          Minority Interest  in Consolidated Subsidiaries
          -----------------------------------------------

               Minority   interest   in   consolidated   subsidiaries    is
          represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                                        March 31,   December 31,
                                                           1997        1996
                                                        ---------   -----------
          9% Cumulative preferred stock                    $7,200        $9,000
          Other                                                64            64
                                                        ---------   -----------
                                                           $7,264        $9,064
                                                        =========   ===========

          Notes  to  Consolidated   Financial  Statements  (Unaudited)
          -----------------------------------------------
             --  continued

          Minority Interest in Consolidated Subsidiaries -- continued
          ----------------------------------------------

               Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for redemption to occur no earlier than March 1, 1997, in whole or in part; a minimum of $1,800 of the preferred stock must be redeemed per annum beginning in 1997. During the first quarter Avatar redeemed $1,800 of the preferred stock. A redemption of all outstanding shares shall occur no later than March 1, 2001.

               Charges to operations recorded as "Other expenses" relate to preferred stock dividends of subsidiaries for the three months ended March 31, 1997 and 1996, which amount to $191 and $205 , respectively.


          Income Taxes
          ------------

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 1997 and 1996 are as follows:

                                                           1997         1996
                                                        ---------   -----------
     Deferred income tax assets
        Net operating loss carryforward                   $15,000       $17,000
        Tax over book basis of land inventory              24,000        23,000
        Unrecoverable land development costs                3,000         3,000
        Tax over book basis of depreciable assets           7,000         7,000
        Alternative minimum tax and investment
          tax credit carryforward                           5,000         5,000
        Other                                               3,000         2,000
                                                        ---------   -----------
     Total deferred income taxes                           57,000        57,000

        Valuation allowance for deferred
          income tax assets                              (42,000)      (42,000)
                                                        ---------   -----------

     Deferred income tax assets after
       valuation allowance                                 15,000       15,000

     Deferred income tax liabilities
        Book over tax income recognized on homesite
             and vacation ownership sales                 (6,000)       (5,000)
        Deferred carrying charges on utility plant        (2,000)       (3,000)
        Other                                             (7,000)       (7,000)
                                                        ---------   -----------
     Total deferred income tax liabilities               (15,000)      (15,000)
                                                        ---------   -----------
     Net Deferred income taxes                                 $0            $0
                                                        =========   ===========

          Notes  to  Consolidated   Financial  Statements  (Unaudited)
          -----------------------------------------------
            --  continued

          Income Taxes - (continued
          ------------

               A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 34% for the three months ended March 31, 1997 and 1996 is as follows:

                                                             Three Months
                                                          1997         1996
                                                        ---------   -----------
     Income tax (credit) computed at statutory rate        ($676)        ($366)
     Income tax effect of non-deductible dividends
          on preferred stock of subsidiary                     65            70
     State income tax (credit), net of federal effect        (70)          (30)
     Other, net                                             (319)           326
     Change in valuation allowance on deferred
          tax assets                                        1,000             -
                                                        ---------   -----------
     Provision for income taxes                                $0            $0
                                                        =========   ===========


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

          Item 2.  Management's   Discussion  and   Analysis   of Financial
          -------  --------------------------------------------------------
                   Condition   and  Results   of  Operations   (dollars  in
                   --------------------------------------------------------
                   thousands except per share data)
                   --------------------------------

          RESULTS OF OPERATIONS
          ---------------------

               Operations for the three month period ended March 31, 1997, resulted in a net loss of $1,987 or $.22 per share, compared to a net loss of $1,076 or $.12 per share for the same period of 1996. The decrease in operating results for the three months was primarily attributable to a decrease in real estate operating results and trading account profits, partially offset by an increase in deferred gross profit and utility operating results.

               Avatar's real estate revenues for the three months ended March 31, 1997, increased $5,383 or 31.1%, while real estate expenses increased $6,889 or 38.0%, when compared to the same period of 1996. The increase in real estate revenues for the three month period ended March 31, 1997 is generally a result of increased housing and vacation ownership sales. This increase was mitigaed by a bulk land sale which occured during the first quarter of 1996. The increase in real estate expenses for the three month period ended March 31, 1997,when compared to the same period of 1996, is essentially a result of related costs associated with the increased sales volume.

               Data from home-building operations for the three months ended March 31, 1997 and 1996 is summarized as follows :

                                              Three Months
                                        -----------------------
                                          1997          1996
                                        ---------     ---------
          Units closed
          ------------
            Number of units                   108            33
            Aggregate dollar volume       $13,983        $3,120
            Average price per unit           $129           $95
          Units sold, net
          ---------------
            Number of units                   193           134
            Aggregate dollar volume       $23,073       $17,400
            Average price per unit           $120          $130








          Backlog                              March 31,
          -------                       -----------------------
                                          1997          1996
                                        ---------     ---------

          Number of units                     379           253
            Aggregate dollar volume       $45,852       $46,258
            Average price per unit           $121          $183


               Utility revenues for the three months ended March 31, 1997, increased $833 or 10.2% when compared to the same period of 1996. The increase in utility revenues is primarily attributable to the implementation of rate increases, increased contract services, as well as customer growth. Utility expenses for the three months ended March 31, 1997,increased $294 or 4.8%, when compared to the same period of 1996. The increase in utility expenses is due to higher utility operating costs.

          Item 2.   Management's  Discussion  and  Analysis  of   Financial
          -------   -------------------------------------------------------
                    Condition   and  Results  of  Operations  (dollars   in
                    -------------------------------------------------------
                    thousands except per share data) -- continued
                    --------------------------------

          RESULTS OF OPERATIONS - continued
          ---------------------

               Interest income for the three months ended March 31, 1997, decreased $414 or 18.1% when compared to the same period for 1996. The decline in interest income is due in part to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $67,996 at March 31, 1997, compared to $86,052 at March 31, 1996.

               Trading account profit, net for the three months ended March 31, 1997, decreased $909 or 90.8% compared to the same period for 1996. Trading account profit represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers.

               Interest expense for the three months ended March 31, 1997, decreased $285 or 9.7% compared to the same period of 1996. The decrease for the three months is primarily due to a reduction of approximately $29,000 in the outstanding balance of notes, mortgage notes and other debt, at March 31, 1997 as compared to March 31, 1996. This decrease was partially mitigated by an increase in interest rates.


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Avatar's primary business activities, which include homebuilding, vacation ownership, land development, resort operations and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings. There is no assurance that the sale of certain non-core assets will be achieved.

               Avatar had approximately $4,658 in investments, at March 31, 1997, which were classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds.

               Substantially all of the investment portfolio collateralizes a $3,350 line of credit which had an outstanding balance at March 31, 1997 of $3,350 and will mature during the second quarter of 1998.

          PART II -- OTHER INFORMATION
          ----------------------------


          Item 6.  Exhibits and Reports on Form 8-K
          -------  --------------------------------


          Exhibits
          --------

              27   Financial Data Schedule (filed herewith)


          Reports on Form 8-K
          -------------------
            No reports on Form 8-K were filed during the quarter ended March 31, 1997.



          SIGNATURES
          ----------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AVATAR HOLDINGS INC.

          Date:  May 15, 1997              By:   /s/ Lawrence L.  Colditz
                 ------------------              ------------------------
                                                 Lawrence L. Colditz
                                                 Controller


          Date:  May 15, 1997              By:   /s/ Charles L. McNairy
                 ------------------              ------------------------
                                                 Charles L. McNairy
                                                 Executive   Vice    President,
                                                 Treasurer and Chief  Financial
                                                 Officer

          Exhibit Index

          27         Financial Data Schedule (filed herewith)............ 16