Form 10-Q
period 1997-06-30
AVATAR HOLDINGS INC
filed 1997-08-14
CIK 39677

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

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                    For the quarterly period ended June 30, 1997

                                         or

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
                                                  ------     -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          9,095,102 shares of the Company's common stock ($1.00 par value) were outstanding as of July 31, 1997.


                                      1 OF 20

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX
                                        -----

                                                                PAGE
                                                                ----
          PART I.    Financial Information

            Item 1.    Financial Statements (Unaudited):

             Consolidated Balance Sheets --
               June 30, 1997 and December 31, 1996..............   3

             Consolidated Statements of Operations --
               Six months and three months ended
               June 30, 1997 and 1996...........................   4

             Consolidated Statements of Cash Flows --
               Six months ended June 30, 1997 and 1996..........   5

             Notes to Consolidated Financial Statements.........   7


            Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations.............................   12


          PART II.   Other Information

            Item 1.    Legal Proceedings........................   14

            Item 4.    Submission of Matters to a Vote of
                         Security Holders.......................   14

            Item 6.    Exhibits and Reports on Form 8-K.........   15

            Exhibit Index.......................................   17

          PART  I  --  FINANCIAL  INFORMATION
          -----------------------------------

          ITEM 1.  FINANCIAL  STATEMENTS
          ------------------------------

                          AVATAR HOLDINGS INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                       (Unaudited)
                                 (Dollars in thousands)

                                                       June 30,    December 31,
                                                         1997          1996
                                                      ----------    -----------
          Assets
          ------
          Cash                                           $5,410          6,516
          Restricted cash                                 2,105          1,781
          Investments - trading                           4,281          4,535
          Contracts, mortgage notes and
            other receivables, net                       50,650         56,544
          Land and other inventories                    181,226        168,211
          Property, plant and equipment, net            186,994        186,615
          Other assets                                   16,412         15,215
          Regulatory assets                               3,535          3,768
                                                      ----------    -----------

                   Total Assets                        $450,613       $443,185
                                                      ==========    ===========
          Liabilities and Stockholders' Equity
          ------------------------------------

          Liabilities
          -----------
          Notes, mortgage notes and other debt:
            Real estate and corporate                   $79,368         75,143
            Development and construction loans           41,326         31,688
            Utilities                                    40,279         42,152
          Estimated development liability for
            sold land                                     9,014          8,459
          Accounts payable                                6,312          7,465
          Accrued and other liabilities                  30,511         32,087
          Deferred customer betterment fees              18,020         18,430
          Minority interest in consolidated subsidiaries  7,264          9,064
                                                      ----------    -----------
                   Total Liabilities                    232,094        224,488

          Commitments and contingent liabilities

          Contributions in aid of construction           60,635         59,245

          Stockholders' Equity
          --------------------
          Common Stock, par value $1 per share
                   Authorized: 15,500,000 shares
                   Issued:  12,715,448 shares            12,715         12,715
          Additional paid-in capital                    207,271        207,271
          (Deficit) retained earnings                     (129)          1,439
                                                      ---------    -----------
                                                        219,857        221,425
          Treasury stock, at cost, 3,620,346 shares      61,973         61,973
                                                      ----------    -----------
          Total Stockholders' Equity                    157,884        159,452
                                                      ----------    -----------
          Total Liabilities and Stockholders' Equity   $450,613       $443,185
                                                      ==========    ===========

          See notes to consolidated financial statements.

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
               For the Six and Three Months Ended June 30, 1997 and 1996
                                      (Unaudited)
                      (Dollars in thousands except per share data)


                                         Six Months            Three Months
                                      1997       1996        1997       1996
                                     -------    -------     -------   -------
          Revenues
          --------
          Real estate sales          $49,164    $44,143     $26,671   $26,822
          Deferred gross profit        2,075        377       1,047       689
          Utility revenues            17,911     16,435       8,877     8,234
          Interest income              3,671      4,486       1,797     2,198
          Trading account profit, net    207      1,597         115       596
          Other                          625        470         243        70
                                     -------    -------     -------   -------
               Total revenues         73,653     67,508      38,750    38,609

          Expenses
          --------
          Real estate expenses        51,313     44,805      26,274    26,655
          Utility expenses            12,892     12,820       6,457     6,679
          General and administrative
            expenses                   4,778      4,684       2,194     2,131
          Interest expense             5,883      5,774       3,242     2,848
          Other                          355        408         164       203
                                     -------    -------     -------   -------
               Total expenses         75,221     68,491      38,331    38,516
                                     -------    -------     -------   -------


          (Loss) income before
            income taxes             (1,568)      (983)         419        93

          Provision for income taxes       -          -           -         -
                                     -------    -------     -------   -------
          Net (loss) income         ($1,568)     ($983)        $419       $93
                                     =======    =======     =======   =======
          Per share amounts:

          Net (loss) income           ($.17)     ($.11)        $.05      $.01
                                     =======    =======     =======   =======

          See notes to consolidated financial statements.

                          AVATAR HOLDINGS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows (Unaudited)
                      For the Six Months Ended June 30, 1997 and 1996
                                   (Dollars in Thousands)

                                                          1997      1996
                                                       ---------  ---------
          OPERATING ACTIVITIES
          --------------------
          Net loss                                      ($1,568)     ($983)
          Adjustments to reconcile net loss to
            net cash (used in)  provided by operating
            activities:
               Depreciation and amortization               5,539      5,275
               Deferred gross profit                     (2,075)      (377)
               Inventory writedown                           200          -
               Cost of  sales not requiring cash           3,517      3,983
               Trading account profit, net                 (207)    (1,597)
               Changes in operating assets and
                liabilities:
                 Restricted cash                           (324)      1,685
                 Investments - trading                       530     21,100
                 Principal payments on contracts
                   receivable                              8,827      9,343
                 Receivables                             (1,775)    (7,252)
                 Other receivables                           917         87
                 Inventories                            (16,177)   (20,020)
                 Other assets                            (1,197)      (689)
                 Accounts payable and accrued and
                   other liabilities                     (2,975)    (3,063)
                                                       ---------  ---------
           NET CASH (USED IN) PROVIDED BY
            OPEATING ACTIVITIES                          (6,768)      7,492

          INVESTING ACTIVITIES
          --------------------
          Investment in property, plant and equipment    (4,528)    (6,081)
                                                       ---------  ---------
           NET CASH USED IN INVESTING ACTIVITIES         (4,528)    (6,081)

          FINANCING ACTIVITIES
          --------------------
          Net proceeds from revolving lines of credit
            and long-term borrowings                      39,248     43,322
          Principal payments on revolving lines of
            credit and long-term borrowings             (27,258)   (45,480)
          Redemption of 9% cumulative preferred stock    (1,800)          -
                                                       ---------  ---------
          NET CASH  PROVIDED BY  (USED IN)
            FINANCING ACTIVITIES                          10,190    (2,158)
                                                       ---------  ---------
          DECREASE IN CASH                               (1,106)      (747)

          Cash at beginning of period                      6,516      2,467
                                                       ---------  ---------
          CASH AT END OF PERIOD                           $5,410     $1,720
                                                       =========  =========

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows  (Unaudited) -- continued
                   For the Six Months Ended June 30, 1997 and 1996
                               (Dollars in thousands)


          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          -------------------------------------------------

            Cash paid during the period for:             1997       1996
                                                       ---------  ---------
               Interest (net of amount capitalized of
                         $1,569 and $1,986 in 1997
                         and 1996, respectively)          $3,343     $4,832
                                                       =========  =========

               Income taxes                               $    -     $    -
                                                       =========  =========


          SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
          ------------------------------------------------------

                                                         1997       1996
                                                       ---------  ---------

            Contributions in aid of construction          $2,374     $1,033
                                                       =========  =========

          See notes to consolidated financial statements.

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (Unaudited)
               ------------------------------------------------------
                               (Dollars in thousands)

          Basis of Statement Presentation and Summary of
          ----------------------------------------------
            Significant Accounting Policies
            -------------------------------

               The consolidated balance sheets as of June 30, 1997 and December 31, 1996, and the related consolidated statements of operations for the six month and three month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

          Net (Loss) Income Per Common Share
          ----------------------------------

               For the six and three months ended June 30, 1997 and 1996, net (loss)/income per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

          Restricted Cash
          ---------------

               Restricted cash, at June 30, 1997, includes utility deposits of $54, as well as housing and vacation ownership deposits of $1,590 and $461, respectively, which have been placed in escrow. The housing deposits will become available to the Company when the housing contracts close.

          Stock Options
          -------------

               The Company has elected to follow Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options is higher than the market price of the Company's common stock on June 30, 1997, no compensation expense has been recognized.

          Notes  to  Consolidated   Financial  Statements  (Unaudited)
          -----------------------------------------------
            -- continued

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

               Avatar's investment portfolio at June 30, 1997 and December 31, 1996 included bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, and money market accounts. At December 31, 1996, the portfolio also included equity securities.

               The  following  table   sets  forth  the   fair  values  of
          investments:

                                         June 30,      December 31,
                                           1997            1996
                                         ---------      -----------

          Non-rated bonds                     $141              $77
          Equity securities                      0               81
          Other rated bonds                  2,608            2,172
          Money market accounts              1,532            2,205
                                         ---------      -----------
              Total market value            $4,281           $4,535
                                         =========      ===========
              Aggregate cost                $4,017           $3,975
                                         =========      ===========

          Notes  to  Consolidated   Financial  Statements  (Unaudited)
          -----------------------------------------------
            -- continued

          Contracts, Mortgage Notes and Other Receivables
          -----------------------------------------------

          Contracts, mortgage notes, and other receivables are summarized as follows:

                                                     June 30,     December 31,
                                                       1997           1996
                                                     --------      ---------
            Contracts and mortgage notes receivable   $64,238        $74,029
            Notes and other receivables                 7,026          7,928
                                                     --------      ---------
                                                       71,264         81,957
                                                     --------      ---------
            Less:
              Deferred gross profit                    18,565         21,878
              Allowance for doubtful accounts           1,102          1,450
              Market valuation reserve                     11            140
              Other                                       936          1,945
                                                     --------      ---------
                                                       20,614         25,413
                                                     --------      ---------
                                                      $50,650        $56,544
                                                     ========      =========

          Land and Other Inventories
          --------------------------

          Inventories consist of the following:

                                                        June 30,   December 31,
                                                           1997         1996
                                                        ----------   ----------
               Land developed and in process
                 of development                           $106,901    $103,394
               Land held for future development or sale     33,544      33,544
               Dwelling units completed or
                 under construction                         39,999      30,500
               Other                                           782         773
                                                        ----------   ----------
                                                          $181,226    $168,211
                                                        ==========   ==========

          Minority Interest  in Consolidated Subsidiaries
          -----------------------------------------------

               Minority   interest   in   consolidated   subsidiaries    is
          represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                                      June 30,     December 31,
                                                        1997           1996
                                                     -----------    ----------
               9% Cumulative preferred stock              $7,200        $9,000
               Other                                          64            64
                                                     -----------    ----------
                                                          $7,264        $9,064
                                                     ===========    ==========

                Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for manadatory redemption of a minimum of $1,800 per annum beginning in 1997. During the first quarter Avatar redeemed $1,800 of the preferred stock. A redemption of all outstanding shares shall occur no later than March 1, 2001.

          Notes  to  Consolidated   Financial  Statements  (Unaudited)
          -----------------------------------------------
            --  continued

          Minority Interest  in Consolidated Subsidiaries - continued
          -----------------------------------------------

               Charges to operations recorded as "Other expenses" relate to preferred stock dividends of subsidiaries for the six months ended June 30, 1997 and 1996, which amount to $355 and $408 , respectively.


          Income Taxes
          ------------

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

                                                           1997      1996
                                                         --------  --------
          Deferred income tax assets
             Net operating loss carryforward              $16,000   $16,000
             Tax over book basis of land inventory         24,000    24,000
             Unrecoverable land development costs           3,000     3,000
             Tax over book basis of depreciable assets      6,000     7,000
             Alternative minimum tax and investment
               tax credit carryforward                      5,000     4,000
             Other                                          3,000     3,000
                                                         --------  --------
          Total deferred income taxes                      57,000    57,000

             Valuation allowance for deferred
               income tax assets                         (42,000)  (42,000)
                                                         --------  --------
          Deferred income tax assets after valuation
            allowance                                      15,000    15,000

          Deferred income tax liabilities
             Book over tax income recognized on homesite
                       and vacation ownership sales       (6,000)   (5,000)
             Deferred carrying charges on utility plant   (2,000)   (3,000)
             Other                                        (7,000)   (7,000)
                                                         --------  --------
          Total deferred income tax liabilities          (15,000)  (15,000)
                                                         --------  --------
          Net deferred income taxes                            $0        $0
                                                         ========  ========

               A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 34% for the six months ended June 30, 1997 and 1996 is as follows:

          Notes  to  Consolidated   Financial  Statements  (Unaudited)
          -----------------------------------------------
            -- continued

          Income Taxes - (continued)
          ------------

                                                           1997        1996
                                                          -------    --------
          Income tax (credit) computed at
            statutory rate                                 ($533)     ($334)
          Income tax effect of non-deductible
            dividends on preferred stock of susidiary         121        139
          State income tax (credit), net of federal effect   (45)       (13)
          Other, net                                          457        208
                                                          -------    --------
          Provision for income taxes                           $0         $0
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

               On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company ("Florida Cities"), a utility subsidiary of Avatar Holdings Inc. ("Avatar"), in the U.S. District Court for the Middle District of Florida, United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21, alleging that Florida Cities' Waterway Estates treatment plant, located in Lee County, Florida operated in violation of the Federal Clean Water Act ("Act"), 33 U.S.C. S1251 et seq. On May 5 and June 26, 1996, the United States amended its complaint to include allegations against Florida Cities for violations of the Act at two other Florida wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrollwood, located in Hillsborough County. In addition, the government amended the complaint to include Avatar, the parent corporation, as a defendant. A trial was held in March and April 1996. On August 20, 1996, the Court issued its final judgment, incorporating earlier rulings. The Court found Avatar not liable on any of the government's claims and entered judgment in Avatar's favor. The Court found Florida Cities not liable on certain of the government's claims, but liable on other claims, and awarded the government $310 in civil penalties against Florida Cities. On October 18, 1996, the government filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. Avatar and Florida Cities believe that there are strong arguments to support the affirmance of the district court judgment on appeal. In June of 1997, the United States, Florida Cities and Avatar filed a joint motion to dismiss all related appeals with prejudice. This motion is presently pending with the appeals court.

          Item 2.   Management's Discussion  and  Analysis   of  Financial
          -------   ------------------------------------------------------
                    Condition  and   Results  of Operations  (dollars   in
                    ------------------------------------------------------
                    thousands except per share data)
                    --------------------------------

          RESULTS OF OPERATIONS
          ---------------------
               Operations for the six and three month periods ended June 30, 1997, resulted in a net loss of $1,568 and a net income of $419 or $.17 and $.05 per share, respectively, compared to a net loss of $983 and a net income of $93 or $.11 and $.01 per share, respectively, for the same period of 1996. The decrease in operating results for the six months was primarily attributable to a decrease in real estate operating results and trading account profits, partially offset by an increase in deferred gross profit recognition and utility operating results. The improvement for the three months ended June 30, 1997 was primarily attributed to a commercial land sale along with increased utility margins and deferred gross profit recognition, partly mitigated by reduced trading account profits and an increase in interest expense.

               Avatar's real estate revenues for the six and three months ended June 30, 1997, increased $5,021 or 11.4% and decreased $151 or 0.6% , respectively, while real estate expenses increased $6,508 or 14.5% and decreased $381 or 1.4%, respectively, when compared to the same period of 1996. The increase in real estate revenues for the six month period ended June 30, 1997 is generally a result of increased housing and vacation ownership sales partially mitigated by a decrease in homesite sales. The decrease in real estate revenues for the three months ended June 30, 1997 is a result of a reduction in the average price per house closing, due to reduced closings at the Company's Harbor Islands project, and reduced homesite sales; mitigated by increased vacation ownership sales and a commercial land sale. The increase in real estate expenses for the six month period ended June 30, 1997, when compared to the same period of 1996, is essentially a result of related costs associated with the increased sales volume as well as expenditures associated with a new product at the Company's Poinciana project. The decrease in real estate expenses for the three months ended June 30, 1997 is due to a reduction in costs related to the reduced sales volume.

               Data from home-building operations for the six and three months ended June 30, 1997 and 1996 is summarized as follows :

                                           Six Months          Three Months
                                          1997      1996      1997       1996
                                        --------   -------   --------  -------
          Units closed
          ------------
            Number of units                  214       110        106       66
            Aggregate dollar volume      $27,868   $18,993    $13,885  $15,168
            Average price per unit          $130      $173       $131     $230
          Units sold, net
          ---------------
            Number of units                  339       215        146       73
            Aggregate dollar volume      $43,904   $28,550    $20,831  $10,731
            Average price per unit          $130      $133       $143     $147

          Backlog                            June 30,
          -------
                                          1997      1996
                                        --------   -------

            Number of units                  428       257
            Aggregate dollar volume      $57,385   $41,535
            Average price per unit          $134      $162


          Item 2.   Management's Discussion  and  Analysis   of  Financial
          -------   ------------------------------------------------------
                    Condition  and   Results  of Operations  (dollars   in
                    ------------------------------------------------------
                    thousands except per share data) -- continued
                    --------------------------------

          RESULTS OF OPERATIONS - continued
          ---------------------

               During the second quarter of 1997 Avatar entered into a joint venture with Brookman- Fels, a prominent high-end home builder in the South Florida area. The joint venture provides Brookman-Fels with the exclusive right to build on two parcels of Avatar's Harbor Islands property, which has a density of approximately 114 single family custom and semi-custom homes, Avatar is also working with Brookman-Fels to market its other planned communities in Harbor Islands.

               Utility revenues for the six and three months ended June 30, 1997, increased $1,476 or 9.0% and $643 or 7.8%, respectively, when compared to the same period of 1996. The increase in utility revenues for the six and three months is primarily attributable to customer growth, the implementation of rate increases that were not effective during the first six months of 1996, and increased contract services. Utility expenses for the six and three months ended June 30, 1997, increased $72 or 0.6% and decreased $222 or 3.3%, respectively, when compared to the same period of 1996. The increase in utility expenses for the six months is primarily attributable to increases in general and administrative expenses, purchased power and other operational expenses, mitigated by a decrease in legal fees. The decrease in utility expenses for the three months ended June 30, 1997 as compared to the same period in 1996 is primarily due to a charge for legal expenses in 1996 mitigated by an increase in operating expenses for the three months ended June 30, 1997.

               Interest income for the six and three months ended June 30, 1997, decreased $815 or 18.2% and $401 or 18.2%, respectively, when compared to the same period for 1996. The decline in interest income is due in part to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $64,238 at June 30, 1997, compared to $84,753 at June 30, 1996.

               Trading account profit, net for the six and three months ended June 30, 1997, decreased $1,390 or 87.0% and $481 or 80.7%, respectively, compared to the same period for 1996. Trading account profit represents interest income, and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers. The decrease in trading account profits is primarily due to the lower average balance of investment securities .

               Interest expense for the six and three months ended June 30, 1997, increased $109 or 1.9% and $394 or 13.8%, respectively, compared to the same period of 1996. The increase for the six and three month periods is primarily attributed to a reduction in capitalized interest, as well as additional borrowings.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Avatar's primary business activities, which include housing, vacation ownership, land development, resort operations and utility services, are capital intensive in nature. Avatar expects to fund its operations and capital requirements through a combination of cash and investment

          Item 2.   Management's Discussion  and  Analysis   of  Financial
          -------   ------------------------------------------------------
                    Condition  and   Results  of Operations  (dollars   in
                    ------------------------------------------------------
                    thousands except per share data) -- continued
                    --------------------------------

          LIQUIDITY AND CAPITAL RESOURCES - continued
          -------------------------------

          securities on hand, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings.

               Avatar had approximately $4,281 in investments, at June 30, 1997, which were classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds.


               Substantially all of the investment portfolio collateralizes a $3,350 line of credit which had an outstanding balance at June 30, 1997, of $3,350 and will mature during the second quarter of 1998.

               The Harbor Islands land development and construction loan requires a mandated principal reduction of $13,000 by October 1997, less any amounts repaid pursuant to periodic release prices on sales ($7,080 at June 30,1997). The lender has indicated
          a willingness to extend the date of this principal reduction requirement. Avatar expects to complete re-negotiating the details of this requirement and various other terms of the credit facility during the third quarter of 1997.


          PART II -- OTHER INFORMATION
          ----------------------------

           Item 1.  Legal Proceedings
           -------  -----------------

               The information, which is set forth in the final paragraph under the caption "Contingencies" in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Report, relating to the October 31, 1993 civil action against Avatar, is incorporated herein by reference.


           Item 4.  Submission of Matters to a Vote of Security Holders
           -------  ---------------------------------------------------

               The Company's Annual Meeting of Stockholders was held on May 29, 1997, in Coral Gables, Florida, for the purpose of electing nine directors; approving the Incentive and Capital Accumualtion plan; and approving the appointment of Ernst & Young, LLP independent accountants, as auditors for the year ending December 31, 1997. Proxies were solicited from holders of 9,095,102 outstanding shares of Common Stock as of the close of business on March 31, 1997, as described in Registrant's
          Proxy Statement dated April 29, 1997. All of management's nominees for directors were re-elected, the Incentive Plan was approved, and the appointment of Ernst & Young LLP was approved by the following votes:

          ----------------------------

           Item 4.  Submission of Matters to a  Vote of Security Holders
           -------  ----------------------------------------------------
                      -- continued

           ELECTION OF DIRECTORS

            Name                        Votes FOR    WITHHELD
            ----                        ---------    --------
            Leon Levy                   7,166,526     22,306
            Milton H. Dresner           7,165,959     22,873
            Edwin Jacobson              7,162,184     26,648
            Gerald Kelfer               7,162,658     26,174
            Leon T. Kendall             7,166,205     22,627
            Martin Meyerson             7,166,119     22,713
            Kenneth T. Rosen            7,166,719     22,113
            Fred Stanton Smith          7,162,786     26,046
            Henry King Stanford         7,163,541     25,291


           APPROVAL OF INCENTIVE AND CAPITAL ACCUMULATION PLAN

                                          Votes       Votes
            Votes FOR                    AGAINST    ABSTAINED
            ---------                    -------    ---------
             6,448,027                   544,005      73,953

           APPOINTMENT OF AUDITORS


                                       Shares Voted    Shares
            Shares Voted FOR             AGAINST      ABSTAINED
            ----------------             -------      ---------
             7,167,882                    2,908         18,042


           Item 6.  Exhibits and Reports on Form 8-K
           -------  --------------------------------

           Exhibits
           --------

               10 (i) Amendment to Employment Agreement, dated as of June 13, 1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (filed herewith)

               27      Financial Data Schedule (filed herewith)

           Reports on Form 8-K
           -------------------

             No reports on Form 8-K were filed during the quarter ended June 30, 1997.

          SIGNATURES
          ----------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AVATAR HOLDINGS INC.

          Date:  August 14, 1997           By:  /s/ Lawrence L.  Colditz
                 ---------------                ------------------------
                                                Lawrence L. Colditz
                                                Controller


          Date:  August 14, 1997           By:  /s/ Charles L. McNairy
                 ---------------                -----------------------------
                                                Charles L. McNairy
                                                Executive   Vice    President,
                                                Treasurer and Chief  Financial
                                                Officer

          Exhibit Index

            10 (i)  Amendment to  Employment Agreement,  dated  as   of
                    June 13, 1997, to Employment Agreement, dated as of
                    July 27, 1995, by and between Avatar Holdings  Inc.
                    and Edwin Jacobson (filed herewith)................     18

            27      Financial Data Schedule (filed herewith)...........     20