Form 10-Q
period 1997-09-30
AVATAR HOLDINGS INC
filed 1997-11-14
CIK 39677

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

                 __________________________________________________

                [X]  Quarterly report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1997

                                         or

                  [  ]  Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934
                           For the transition period from
                               _______   to  ________

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
                                                 -------     --------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
          9,170,102 shares of the Company's common stock ($1.00 par value) were outstanding as of October 31, 1997.

                                     1 OF 20

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                        INDEX
                                        -----


                                                                      PAGE
                                                                      ----
    PART I.    Financial Information

       Item 1.    Financial Statements (Unaudited):

        Consolidated Balance Sheets --
         September 30, 1997 and December 31, 1996................      3

        Consolidated Statements of Operations --
         Nine and three months ended September 30, 1997
         and 1996................................................      4

        Consolidated Statements of Cash Flows --
         Nine months ended September 30, 1997 and
         1996....................................................      5

        Notes to Consolidated Financial Statements...............      7

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..      14


    PART II.   Other Information

       Item 1.  Legal Proceedings................................      17

       Item 6.  Exhibits and Reports on Form 8-K.................      17

       Exhibit Index.............................................      19

          PART  I  --  FINANCIAL  INFORMATION
          -----------------------------------

          ITEM 1.  FINANCIAL  STATEMENTS
          -------  ---------------------

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Balance Sheets - (Unaudited)
                                (Dollars in thousands)

                                                    September 30,   December 30,
                                                        1997            1996
                                                    ------------    ------------
     Assets
     ------
     Cash                                                 $3,311          $6,463
     Restricted cash                                       1,728           1,583
     Investments - trading                                 4,358           4,535
     Contracts and mortgage notes receivables, net        27,080          38,200
     Other receivables, net                                5,498           7,066
     Land and other inventories                          175,862         162,204
     Property, plant and equipment, net                  187,839         186,378
     Other assets                                         13,609          12,916
     Regulatory assets                                     3,405           3,768
     Net assets of discontinued operations                26,561          20,072
                                                        --------        --------
                Total Assets                            $449,251        $443,185
                                                        ========        ========
     Liabilities and Stockholders' Equity
     ------------------------------------
     Liabilities
     -----------
     Notes, mortgage notes and other debt:
      Corporate                                          $44,669         $33,149
      Notes collateralized by contracts and mortgage
       notes receivable                                   26,766          36,030
      Real Estate                                         35,727          27,461
      Utilities                                           38,747          42,152
     Estimated development liability for sold land         8,778           8,459
     Accounts payable                                      5,136           7,116
     Accrued and other liabilities                        33,558          30,842
     Deferred customer betterment fees                    17,897          18,430
     Minority interest in consolidated subsidiaries        7,264           9,064
     Net liabilities of discontinued operations           16,235          11,785
                                                        --------        --------
                Total Liabilities                        234,777         224,488

     Commitments and contingent liabilities
     Contributions in aid of construction                 61,603          59,245
     Stockholders' Equity
     --------------------
     Common Stock, par value $1 per share
                Authorized: 15,500,000 shares
                Issued:  12,715,448 shares                12,715          12,715
     Additional paid-in capital                          207,271         207,271
     (Deficit) retained earnings                         (5,142)           1,439
                                                        --------        --------
                                                         214,844         221,425
    Treasury stock, at cost, 3,620,346 shares             61,973          61,973
                                                        --------        --------
                Total Stockholders' Equity               152,871         159,452
                                                        --------        --------
     Total Liabilities and Stockholders' Equity         $449,251        $443,185
                                                        ========        ========

     See notes to consolidated financial statements.

                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
            For the Nine and Three Months Ended September 30, 1997 and 1996
                                      (Unaudited)
                      (Dollars in thousands except per share data)

                                             Nine Months         Three Months
                                          1997      1996       1997      1996
                                         -------   -------    -------   -------
   Revenues
   --------
   Real estate sales                     $60,284   $60,373    $17,535   $19,761
   Deferred gross profit                   3,010     1,587        935     1,210
   Utility revenues                       26,153    24,245      8,242     7,810
   Interest income                         4,110     6,035      1,188     1,918
   Trading account profit, net               257     2,047         50       450
   Other                                     601       471        217       229
                                         -------   -------    -------   -------
        Total revenues                    94,415    94,758     28,167    31,378

   Expenses
   --------
   Real estate expenses                   66,308    61,525     20,955    20,827
   Utility expenses                       19,207    19,022      6,315     6,202
   General and administrative expenses     6,919     6,660      2,141     1,976
   Interest expense                        8,743     8,353      3,558     2,961
   Other                                     518       611        163       203
                                         -------   -------    -------   -------
        Total expenses                   101,695    96,171     33,132    32,169
                                         -------   -------    -------   -------
   Loss from continuing
      operations before income taxes     (7,280)   (1,413)    (4,965)     (791)

   Provision for income taxes                  -         -          -         -
                                         -------   -------    -------   -------
   Net loss from continuing operations   (7,280)   (1,413)    (4,965)     (791)

   Discontinued operations:
        Income (loss) from operations,
          less income tax expense of $0      699        73       (48)       434
                                         -------   -------    -------   -------
   Net loss                             ($6,581)  ($1,340)   ($5,013)    ($357)
                                         =======   =======    =======   =======
   Per share amounts:

   Net loss from continuing operations   ($0.80)   ($0.16)    ($0.54)   ($0.09)
                                         =======   =======    =======   =======
   Income (loss) from discontinued
    operations                             $0.08     $0.01    ($0.01)     $0.05
                                         =======   =======    =======   =======
   Net loss                              ($0.72)   ($0.15)    ($0.55)   ($0.04)
                                         =======   =======    =======   =======

   See notes to consolidated financial statements.

                             AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows (Unaudited)
                     For the Nine Months Ended September 30, 1997 and 1996
                                     (Dollars in Thousands)


                                                            1997       1996
                                                          --------   --------
   OPERATING ACTIVITIES
   --------------------
   Net loss                                               ($6,581)   ($1,340)
   Adjustments to reconcile net loss to
     net cash (used in)  provided by operating
      activities:
        Depreciation and amortization                        7,551      7,487
        Deferred gross profit                              (3,010)    (1,587)
        Inventory writedown                                    200          -
        Cost of homesite sales not requiring cash            5,172      3,591
        Trading account profit, net                          (257)    (2,047)
        Changes in operating assets and liabilities:
        Restricted cash                                      (145)      1,418
        Investments - trading                                  528     45,554
        Principal payments on contracts receivable          13,876     10,714
        Receivables                                            289      (484)
        Other receivables                                    1,533      (132)
        Inventories                                       (18,711)   (22,210)
        Other assets                                           363      (202)
        Assets/liabilities from discontinued
         operations, net                                   (2,039)    (2,276)
        Accounts payable and accrued and other
         liabilities                                         (584)    (2,116)
                                                          --------   --------

   NET CASH  (USED IN) PROVIDED BY
     OPERATING ACTIVITIES                                  (1,815)     36,370

   INVESTING ACTIVITIES
   --------------------
   Investment in property, plant and equipment             (6,654)   (10,173)
                                                          --------   --------

   NET CASH USED IN INVESTING ACTIVITIES                   (6,654)   (10,173)

   FINANCING ACTIVITIES
   --------------------
   Net proceeds from revolving lines of credit and
     long-term borrowings                                   46,070     50,283
   Principal payments on revolving lines of credit and
     long-term borrowings                                 (38,953)   (72,013)

   Redemption of 9% cumulative preferred stock             (1,800)          -
                                                          --------   --------
   NET CASH  PROVIDED BY  (USED IN)
     FINANCING ACTIVITIES                                    5,317   (21,730)
                                                          --------   --------
   (DECREASE) INCREASE IN CASH                             (3,152)      4,467

   Cash at beginning of period                               6,463      2,436
                                                          --------   --------
   CASH AT END OF PERIOD                                    $3,311     $6,903
                                                          ========   ========

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows  (Unaudited) -- continued
                For the Nine Months Ended September 30, 1997 and 1996
                               (Dollars in thousands)



   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   --------------------------------------------------


    Cash paid during the period for:                1997           1996
                                                   ------         ------
      Interest  - Continuing operations
       (net of amount capitalized of $2,289
       and $2,850 in 1997 and 1996 respectively)   $6,485         $6,106
                                                   ------         ------

      Interest - Discontinued operations
       (net of amount capitalized of $13 and
       $127 in  1997 and 1996 respectively)          $811           $616
                                                   ======         ======
        Income taxes                                 $  -           $  -
                                                   ======         ======


   SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
   ------------------------------------------------------

                                                    1997           1996
                                                   ------         ------

    Contributions in aid of construction           $4,401         $3,085
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

          Basis of Statement Presentation and Summary of Significant
          ----------------------------------------------------------
            Accounting Policies
            -------------------

               The consolidated balance sheets as of September 30, 1997 and December 31, 1996, and the related consolidated statements of operations for the nine month and three month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.
          Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

          Net (Loss) Income Per Common Share
          ----------------------------------

               For the nine and three months ended September 30, 1997 and 1996, net (loss)/income per common share is computed on the basis of the weighted average number of shares outstanding of 9,095,102.

          Restricted Cash
          ---------------

               Restricted cash, at September 30, 1997, includes utility deposits of $57, as well as housing deposits of $1,671, which have been placed in escrow. The housing deposits will become available to the Company when the housing contracts close. Net assets from discontinued operations, at September 30, 1997, includes $332 in restricted cash.




          Stock Options
          -------------

               The   Company has  elected to  follow Accounting  Principles
          Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options is higher than the market price of the Company's common stock on September 30, 1997, no compensation expense has been recognized.

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          -----------------------------------------------
          continued


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

               Avatar's investment portfolio at September 30, 1997 and December 31, 1996 included bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds and money market accounts. At December 31, 1996, the portfolio also included equity securities and non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds.

               The  following  table  sets   forth  the  fair   values  of
          investments:

                                        September 30,      December 31,
                                            1997               1996
                                        -------------      ------------
   Non-rated bonds                               $100               $77
   Equity securities                                -                81
   Other rated bonds                            2,212             2,172
   Money market accounts                        2,046             2,205
                                        -------------      ------------
             Total market value                $4,358            $4,535
                                        =============      ============

             Aggregate cost                    $3,657            $3,975
                                        =============      ============

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          -----------------------------------------------
          continued

          Contracts and Mortgage Notes Receivables
          ----------------------------------------

               Contracts and mortgage notes receivable (net of receivables from discontinued operations, refer to Discontinued Operations note on page 12) is summarized as follows:

                                                  September 30,    December 31,
                                                      1997              1996
                                                  -------------    -----------
   Contracts and mortgage notes receivable              $45,021        $61,534
   Less:
           *Deferred gross profit                        17,109         21,878
            Allowance for doubtful accounts                 832          1,456
                                                  -------------    -----------
                                                         17,941         23,334
                                                  -------------    -----------
                                                        $27,080        $38,200
                                                  =============    ===========

          * Under the installment sales method, the gross profit on recorded sales is deferred and recognized in income of future periods as principal payments on contracts receivable are received; deferred gross profit is inlcuded on the balance sheet, as a reduction of contracts receivable, until recognized.



          Land and Other Inventories
          --------------------------

               Inventories   (net   of   inventories   from    discontinued
          operations, refer to Discontinued Operations note on page 12) consist of the following:

                                                   September 30,   December 31,
                                                       1997           1996
                                                   -------------   ------------
   Land developed and in process of development         $110,715       $105,617
   Land held for future development or sale               33,544         33,544
   Dwelling units completed or under construction         30,850         22,270
   Other                                                     753            773
                                                   -------------   ------------
                                                        $175,862       $162,204
                                                   =============   ============


          Minority Interest  in Consolidated Subsidiaries
          -----------------------------------------------

               Minority   interest   in   consolidated   subsidiaries    is
          represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                                   September 30,   December 31,
                                                       1997           1996
                                                   -------------   ------------
   9% Cumulative preferred stock                          $7,200         $9,000
   Other                                                      64             64
                                                   -------------   ------------
                                                          $7,264         $9,064
                                                   =============   ============

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          -----------------------------------------------
          continued


          Minority Interest  in Consolidated Subsidiaries -- continued
          -----------------------------------------------

               Avatar's utility subsidiary's 9% cumulative preferred stock issue provides for mandatory redemption of a minimum of $1,800 per annum beginning in 1997. During the first quarter Avatar redeemed $1,800 of the preferred stock. A redemption of all outstanding shares shall occur no later than March 1, 2001.

               Charges to operations recorded as "Other expense" relate to preferred stock dividends of subsidiaries for the nine months ended September 30, 1997 and 1996, which amounted to $518 and $611 , respectively, and for the three months ended September 30, 1997 and 1996, which amounted to $163 and $203, respectively.


          Income Taxes
          ------------

               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 1997 and 1996 are as follows:

                                                           1997       1996
                                                         --------    -------
 Deferred income tax assets
            Net operating loss carryforward               $19,000    $16,000
            Tax over book basis of land inventory          23,000     24,000
            Unrecoverable land development costs            3,000      3,000
            Tax over book basis of depreciable assets       6,000      7,000
            Alternative minimum tax and investment tax
             credit carryforward                            4,000      4,000
            Other                                           3,000      3,000
                                                         --------    -------
 Total deferred income taxes                               58,000     57,000

            Valuation allowance for deferred income
             tax assets                                  (43,000)   (42,000)
                                                         --------    -------
 Deferred income tax assets after valuation allowance      15,000     15,000

 Deferred income tax liabilities
            Book over tax income recognized on
             homesite sales                               (2,000)    (3,000)
            Book over tax income recognized from
             discontinued operations                      (4,000)    (3,000)
            Deferred carrying charges on utility plant    (2,000)    (2,000)
            Other                                         (7,000)    (7,000)
                                                         --------    -------
 Total deferred income tax liabilities                   (15,000)   (15,000)
                                                         --------    -------
 Net deferred income taxes                                     $0         $0
                                                         ========    =======

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          -----------------------------------------------
          continued

          Income Taxes -- continued
          ------------

               A reconciliation of income tax expense before discontinued operations to the expected income tax expense (credit) at the federal statutory rate of 34% for the nine months ended September 30, 1997 and 1996 is as follows:

                                                            1997       1996
                                                          --------   -------
  Income tax (credit) computed at statutory rate          ($2,475)    ($480)
  Income tax effect of non-deductible dividends
       on preferred stock of subsidiary                        176       207
  State income tax (credit),  net of federal effect          (265)      (21)
  Other, net                                                   564       294
  Change in valuation allowance on deferred tax assets       2,000         -
                                                          --------   -------
  Provision for income taxes                                    $0        $0
                                                          ========   =======

          Contingencies
          -------------

               Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

               On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company (``Florida Cities ''), a utility subsidiary of Avatar Holdings Inc. ( " Avatar "), in the U.S. District Court for the Middle District of Florida, United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21, alleging that Florida Cities' Waterway Estates treatment plant, located in Lee County, Florida operated in violation of the Federal Clean Water Act (" Act " ), 33 U.S.C. S1251 et seq. On May 5 and June 26, 1996, the United States amended its complaint to include allegations against Florida Cities for violations of the Act at two other Florida wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrollwood, located in Hillsborough County. In addition, the government amended the complaint to include Avatar, the Parent corporation, as a defendant. A trial was held in March and April 1996. On August 20, 1996, the Court issued its final judgment, incorporating earlier rulings. The Court found Avatar not liable on any of the government's claims and entered judgment in Avatar's favor. The Court found Florida Cities not liable on certain of the government's claims, but liable on other claims, and awarded the government $310 in civil penalties against Florida Cities. On October 18, 1996, the government filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. In June of 1997, the parties filed a joint motion to dismiss all related appeals with prejudice. The U.S. Court of Appeals dismissed all appeals with prejudice on August 6, 1997, and the civil penalties have been paid by Florida Cities.

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          -----------------------------------------------
          continued


          Discontinued operations
          -----------------------

               During the third quarter of 1997, the Company executed a letter of intent to sell its timeshare business. The expected sales price is approximately $11.0 million. Accordingly, net assets and liabilities of the timeshare business have been segregated from continuing operations in the accompanying consolidated balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

               Information relating to the discontinued operations for the nine and three months ended September 30, 1997 and 1996 are as follows (dollars in thousands):

                                      Nine Months             Three Months
                                   1997         1996        1997       1996
                                 -------       ------      ------     ------
   Revenues
   --------
   Real estate sales              $9,827       $7,824      $3,412     $4,293
   Interest income                 1,228          632         479        263
   Other                             284          292          43         64
                                 -------       ------      ------     ------
        Total revenues            11,339        8,748       3,934      4,620

   Expenses
   --------
   Real estate expenses            9,476        8,200       3,516      4,093
   Interest expense                1,164          475         466         93
                                 -------       ------      ------     ------
        Total expenses            10,640        8,675       3,982      4,186

   Income (loss) before
    income taxes                     699           73        (48)        434
   Provision for income taxes          -            -           -          -
                                 -------       ------      ------     ------
   Net income (loss)                $699          $73       ($48)       $434
                                 =======       ======      ======     ======

          Notes  to  Consolidated   Financial  Statements  (Unaudited)   --
          -----------------------------------------------
          continued


          Discontinued operations  --  continued
          -----------------------

               The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets as of September 30, 1997 and December 31, 1996 are as follows:

                                                 September 30,     December 31,
                                                      1997             1996
                                                 -------------     ------------
 Assets
 ------
 Cash                                                      $49              $53
 Restricted cash                                           332              198
 Contracts, mortgage notes and other
   receivables, net                                     15,452           11,278
 Land and other inventories                              8,024            6,007
 Property, plant and equipment, net                        278              237
 Other assets                                            2,426            2,299
                                                 -------------     ------------
                       Total Assets                    $26,561          $20,072
                                                 =============     ============
 Liabilities
 -----------
 Notes, mortgage notes and other debt:
   Real estate                                         $14,973          $10,191
 Accounts payable                                          785              349
 Accrued and other liabilities                             477            1,245
                                                 -------------     ------------
                       Total Liabilities               $16,235          $11,785
                                                 =============     ============


          Subsequent Event
          ----------------

               In accordance with the Company's plan to develop active adult / retirement communities at various properties, the Company acquired, on October 3, 1997, key executives, systems and software from Hilcoast Development Corp. (Hilcoast), the developers of Century Village, in exchange for 75,000 shares of Avatar Common Stock. Additionally, Avatar acquired an option to purchase from a direct wholly owned subsidiary of Hilcoast, all rights to use the name " Century Village", together with any trademarks or other intellectual property rights. The option is exercisable by the Company until October 3, 1998, and upon closing the purchase, the Company would be obligated to issue a number of shares of Avatar Common Stock having a fair market value on the day immediately preceding the closing equal to $1,719.

          Item  2.  Management's  Discussion  and  Analysis  of   Financial
          --------  -------------------------------------------------------
          Condition and Results of Operations (dollars in thousands  except
          -----------------------------------------------------------------
          per share data)
          ---------------

          RESULTS OF OPERATIONS
          ---------------------

               The  following   discussion  of   the  Company's  financial
          condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

               Operations for the nine and three month periods ended September 30, 1997, resulted in a net loss of $6,581 and a net loss of $5,013 or $.72 and $.55 per share, respectively, compared to a net loss of $1,340 and a net loss of $357 or $.15 and $.04 per share, respectively, for the same period of 1996. The decrease in operating results for the nine and three month periods was primarily attributable to a decrease in real estate operating results and trading account profits as well as an increase in net interest expense, partially offset by an increase in deferred gross profit recognition and utility operating results.

               Avatar's real estate revenues for the nine and three months ended September 30, 1997, decreased $89 or 0.15% and $2,226 or 11.3% , respectively, while real estate expenses increased $4,783 or 7.8% and $128 or 0.60%, respectively, when compared to the same period of 1996. The decrease in real estate revenues for the nine and three months ended September 30, 1997 is generally a result of the reduced closings at the Company's Harbor Islands project and reduced homesite sales, partially mitigated by the overall increase in housing closings. The increase in real estate expenses for the nine months ended September 30, 1997, when compared to the same period of 1996, is essentially a result of increased selling expenses associated with the increased home-building sales volume as well as nonrecurring expenditures associated with product development at the Company's Poinciana project. The aggregate dollar volume on housing units sold increased from $47,755 to $60,586 or 26.8%.

               Data from home-building operations for the nine and three months ended September 30, 1997 and 1996 is summarized as follows:

                                      Nine Months              Three Months
                                  1997           1996        1997        1996
                                 -------        -------     -------     -------
  Units closed
  ------------
    Number of units                  316            192         102          82
    Aggregate dollar volume      $41,411        $34,358     $13,543     $15,365
    Average price per unit          $131           $179        $133        $187
  Units sold, net
  ---------------
    Number of units                  472            362         133       139
    Aggregate dollar volum       $60,586        $47,755     $16,682   $18,786
    Average price per unit          $128           $132        $125      $135

  Backlog                             September 30,
  -------
                                   1997           1996
                                 -------        -------

    Number of units                  462            322
    Aggregate dollar volum       $60,524        $44,674
    Average price per unit          $131           $139


          Item 2.  Management's  Discussion   and  Analysis  of   Financial
          -------  --------------------------------------------------------
          Condition and Results of Operations (dollars in thousands  except
          -----------------------------------------------------------------
          per share data) -- continued
          ---------------

          RESULTS OF OPERATIONS -- continued
          ---------------------

               Data from the national and international retail land sales programs, terminated in the second quarter of 1996, is a follows:

                                                           September 30,
                                                       1997            1996
                                                      -------        --------
  Balance Sheet Data
  ------------------
  Contracts and mortgage notes receivable, net        $27,080         $43,615
  Debt collateralized by contracts and
   mortgages receivable                                26,766          32,284

  Statement of Operations Data
  ----------------------------
  Sales volume                                              -           4,364
  Cost of sales                                             -             718
  Selling expense                                           -           3,522
  Deferred gross profit                                 3,010           1,587
  Interest Income                                       4,110           6,035
  Loss on contract cancellations                          872             856
  Contract servicing expense                              437             623
  Interest expense                                      2,173           2,242


          Contract servicing expense and loss on contract cancellations are
          included  under  the  caption    real  estate  expenses  on   the
          consolidated statement of operations.

               Utility revenues for the nine and three months ended September 30, 1997, increased $1,908 or 7.9% and $432 or 5.5%, respectively, when compared to the same period of 1996. The increase in utility revenues for the nine and three months is primarily attributable to customer growth, the implementation of rate increases that were not effective during the first nine months of 1996, and increased revenues from contract services. Utility expenses for the nine and three months ended September 30, 1997, increased $185 or 1.0% and $113 or 1.8%, respectively, when compared to the same period of 1996. The increase in utility expenses for the nine and three month periods is primarily attributable to increases in general and administrative expenses, purchased power and other operational expenses, mitigated by a decrease in legal fees.

               Interest income for the nine and three months ended September 30, 1997, decreased $1,925 or 31.9% and $730 or 38.1%, respectively, when compared to the same period for 1996. The decline in interest income is due in part to lower average aggregate amounts outstanding in the Company's contract and mortgage notes receivable portfolio. Avatar's contracts and mortgage notes receivable portfolio amounted to $45,021 at September 30, 1997, compared to $68,484 at September 30, 1996.

               Trading account profit, net for the nine and three months ended September 30, 1997, decreased $1,790 or 87.4% and $400 or 88.9%, respectively, compared to the same period for

          Item 2.  Management's  Discussion   and  Analysis  of   Financial
          -------  --------------------------------------------------------
          Condition and Results of Operations (dollars in thousands  except
          -----------------------------------------------------------------
          per share data) -- continued
          ---------------

          RESULTS OF OPERATIONS -- continued
          ---------------------

          1996, primarily due to the lower average balance of investment securities. Trading account profit represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to brokers.

               General and administrative expenses for the nine and three month periods ended September 30, 1997 increased $259 or 3.9% and $165 or 8.4%, respectively, compared to the same periods of 1996. The increase for the nine months ended September 30, 1997 is primarily attributable to increased executive compensation, as well as an increase in the accrual for incentive compensation;
          while the increase in the three month period is primarily attributable to increased executive compensation.

               Interest expense for the nine and three months ended September 30, 1997, increased $390 or 4.7% and $597 or 20.2%, respectively, compared to the same period of 1996. The increase for the nine and three month periods is primarily attributed to a reduction in capitalized interest, as well as additional borrowings.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Avatar's primary business activities, which include housing, land development, resort operations and utility services, are capital intensive in nature. Avatar has historically funded its operations and capital requirements through a combination of cash and investment securities on hand, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings. The company is currently evaluating its long and short term financing requirements with the goal of enhancing liquidity and providing increased operational finanical flexibility.

               Net cash (used in) provided by operating activities was ($1,815) and $36,370 for the nine months ended September 30, 1997 and 1996, respectively. The increase in net cash used in operating activities was due primarily to the decrease in the withdrawals from investments for the nine months ended September 30, 1997 in comparison to the same period of 1996.

               Net cash used in investing activities was $6,654 and $10,173 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in net cash used in investing activities was due to the decrease in the investment of property, plant and equipment.

               Net cash provided by (used in) financing activities was $5,317 and ($21,730) for the nine months ended September 30, 1997 and 1996, respectively. The increase in net cash provided by financing activities was due primarily to the decreases in principal payments on revolving lines of credit and long-term borrowings.

               Avatar had approximately $4,358 in investments, at September 30, 1997, which were classified as trading. The Company intends to continue to actively trade such securities in an effort to generate profits and will reinvest such profits until such time as the Company's cash requirements necessitate the use or partial use of the portfolio proceeds.

          Item 2.  Management's  Discussion   and  Analysis  of   Financial
          -------  --------------------------------------------------------
          Condition and Results of Operations (dollars in thousands  except
          -----------------------------------------------------------------
          per share data) -- continued
          ---------------

          LIQUIDITY AND CAPITAL RESOURCES -- continued
          -------------------------------

               Substantially all of the investment portfolio collateralizes a $3,350 line of credit which had an outstanding balance at September 30, 1997, of $3,350 and will mature during the second quarter of 1998.

               During the third quarter of 1997, the Company's Harbor Islands development and construction loans were renegotiated to modify the terms and conditions of the loan provisions. Such modification extended the principal reduction requirement date of both loans to December 31, 1998; and extended the maturity dates of the land development and construction loans until April 26, 2000 and October 26, 2001, respectively.

               Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; industry trends; competition, real estate costs and availability; changes in business strategy or development plans; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations; and other factors referenced in this Form 10-Q.

          PART II -- OTHER INFORMATION
          ----------------------------

          Item 1.  Legal Proceedings
          -------  -----------------

               The information, which is set forth in the final paragraph under the caption ``Contingencies'' in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Report, relating to the October 31, 1993 civil action against Avatar, is incorporated herein by reference.


           Item 6.  Exhibits and Reports on Form 8-K
           -------  --------------------------------

           Exhibits
           --------

               27   Financial Data Schedule (filed herewith)

           -----------------


           Reports on Form 8-K
           -------------------

             No reports on Form 8-K were filed during the quarter ended September 30, 1997.


          SIGNATURES
          ----------

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AVATAR HOLDINGS INC.

   Date:     November 14, 1997            By:   /s/ Lawrence L.  Colditz
             -----------------                  ------------------------
                                               Lawrence L. Colditz
                                               Controller


   Date:     November 14, 1997            By:   /s/ Charles L. McNairy
             -----------------                  ------------------------
                                               Charles L. McNairy
                                               Executive   Vice   President,
                                               Treasurer and Chief Financial
                                               Officer

          Exhibit Index

          27         Financial Data Schedule (filed herewith).....   20