Form 10-K405
period 1997-12-31
AVATAR HOLDINGS INC
filed 1998-03-30
CIK 39677

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997 -- Commission File Number
                                        0-7616
                                 AVATAR HOLDINGS INC.
                (Exact name of registrant as specified in its charter)
                   Delaware                                   23-1739078
    ------------------------------------------        ----------------------

     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

    255 Alhambra Circle, Coral Gables, Florida                 33134
    ------------------------------------------        ----------------------
     (Address of principal executive offices)                (Zip code)

     Registrant's telephone number, including area codes  (305)  442-7000
                                                       ---------------------

            Securities registered pursuant to section 12(g) of the Act:

                       Convertible Subordinated Notes Due 2005,
                    Convertible into Common Stock, $1.00 Par Value
                            Common Stock,  $1.00 Par Value
                            ------------------------------
                                   (Title of Class)

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

       Indicate by check  mark if disclosure of  delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

       Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $236,660,333 as of February 27, 1998.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, $1.00 par value, issued and outstanding.

            As of February 27, 1998, there were 9,170,102 shares of common stock, $1.00 par value, issued and outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------
       Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                          1 of 195

                                 AVATAR HOLDINGS INC.

                             1997 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS

                                                                         Page
                                                                         ----

       Forward Looking Statements......................................    3

       PART I
       ------

       Item  1. Business...............................................    3

       Item  2. Properties.............................................    8

       Item  3. Legal Proceedings......................................    8

       Item  4. Submission of Matters to a Vote of Security Holders....    8

                Executive Officers of Registrant.......................    9


       PART II
       -------

       Item  5. Market for Registrant's Common Stock and Related
                Stockholder Matters....................................   11

       Item  6. Selected Financial Data................................   12

       Item  7. Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................   13

       Item  8. Financial Statements and Supplementary Data............   28

       Item  9. Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures...................   57


       PART III
       --------

       Item 10. Directors and Executive Officers of the Registrant.....   57

       Item 11. Executive Compensation.................................   57

       Item 12. Security Ownership of Certain Beneficial Owners and
                Management.............................................   57

       Item 13. Certain Relationships and Related Transactions.........   57


       PART IV
       -------

       Item 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K............................................   58

       Exhibit Index...................................................   63

       FORWARD-LOOKING STATEMENTS

            Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of the Company's new business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to the Company's regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; the Company's access to future financing; competition; changes in, or the failure or inability to comply with, government regulations; and other risk factors described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

                                        PART I
                                        ------

       Item 1.   Business

            Avatar Holdings Inc. (a Delaware corporation incorporated in 1970) and its subsidiaries (collectively, "Avatar" or the "Company") are engaged in two principal business activities: real estate and water and wastewater utilities operations. The Company owns and develops land, primarily in various locations in Florida and Arizona. Current and planned real estate operations include: the development, sale and management of active adult communities; the development and sale of upscale custom and semi-custom homes and communities as well as the construction and sale of mid-priced single- and multi-family homes; the development, leasing and management of improved commercial and industrial properties; operations of amenities and resorts; cable television operations and property management services. The Company's utilities operations include the purification and distribution of water and the treatment and disposal of wastewater through plants in Florida and Arizona, as well as contract management services for affiliated and unaffiliated water and wastewater utilities. During 1997, approximately 74% and 26% of the total revenues were generated through real estate and utilities operations, respectively.

            During 1997, the Company began implementing a new real estate business strategy designed to capitalize on its competitive advantages and emphasize higher profit margin businesses. Under its new strategy, the Company intends to concentrate on the development and management of active adult communities, upscale custom and semi-custom homes and communities, and commercial and industrial properties. Certain of Avatar's properties are under development and such developments are at various stages of completion.

            Prior to the third quarter of 1997, the Company's business plan emphasized the construction and sale of mid-priced single-family homes. In 1997, the Company sold 436 homes, the majority of which were mid-priced single-family homes. Sales of mid-priced homes represented approximately 56% of homebuilding revenues in 1997. Although the new real estate business strategy is intended to shift

       Avatar's future capital expenditures and sources of revenue to potentially higher profit-margin businesses, Avatar will continue the construction and sale of mid-priced homes, both on scattered lots and on contiguous parcels as part of planned communities.

            Information regarding revenues, results of operations and assets of the business segments noted above are included in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 under the caption "Notes to Consolidated Financial Statements."

       Real Estate

            The Company adopted the new real estate business strategy in order to capitalize on Avatar's competitive strengths and current and projected demographic trends in Florida and Arizona. To assist in the development of its active adult communities, on October 3, 1997, the Company acquired systems and software from Hilcoast Development Corp., the developer of Century Village communities, and acquired the option to purchase the rights to the Century Village name. At the same time the Company hired the entire executive management team. In order to expand its homebuilding operations into upscale custom and semi-custom homes and communities, the Company acquired, on December 4, 1997, certain assets of Brookman-Fels, Jeff Ian, Inc. ("Brookman-Fels"), and hired its three principals. Brookman-Fels is a well-known developer of custom and semi-custom homes and single-family residential communities in south Florida.

            Avatar's assets include real estate inventory in the states of Florida, Arizona, California and Tennessee. In its Florida communities of Harbor Islands, Poinciana, Golden Gate, Leisure Lakes, its Arizona community of Rio Rico and its properties in Cape Coral and Ocala Springs, Florida, the extent of Avatar's land holdings may include the development, construction and sale of over 43,000 single-family homes and over 38,200 multi-family units on land holdings of over 32,600 developed, partially developed or developable acres, of which 26,400 acres have been platted and/or zoned and approximately 6,200 acres have not been platted on which the Company anticipates developing more than 20,800 additional residential units. Included within the land holdings of over 32,600 acres are more than 10,700 acres in several contiguous parcels for which the Company is planning the development, sale and management of active adult communities of up to an estimated 36,200 units. The Company is also considering the development, leasing and management of over 3,000 acres on which approximately 42.7 million square feet of improved commercial and industrial property may be built. The types of activities conducted by the Company vary from community to community. Avatar owns other sites including Banyan Bay in Martin County, Florida; and Woodland Hills in Los Angeles County, California.

            The Harbor Islands project encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for future parks, adjoining the Intracoastal Waterway in Hollywood, Florida. When completed, Harbor Islands will consist of distinctive, separate Mediterranean-style villages on three connected islands. The Company has approval to build up to 2,400 residential units, including single-family homes, townhomes, villas and mid and high-rise condominium units in this water-oriented community. Additionally, this community will include a 196-boat slip marina. In 1997, Avatar closed 36 single-family homes and received deposits on sales for another 28 single-family homes. These sales have a combined sales value of approximately $15,783,000.

            Poinciana, located in central Florida approximately 21 miles south of Orlando and 10 miles from Walt Disney World, encompasses 47,000 acres of land, approximately 18,300 of which are owned by Avatar. This planned community development includes subdivisions for single- and multi-family housing and commercial/industrial areas, and the Company has commenced the planning stages of active adult communities. Since 1971, 21,850 homesites have been sold and approximately 5,256 housing units, primarily single family houses and townhouses, have been constructed by Avatar and other non-affiliated builders. As of December 31, 1997, approximately 8,100 developed and developable single family acres remained in inventory at Poinciana, approximately 1,900 acres of which are zoned and/or planned for the development of up to
       28.9 million square feet of industrial and commercial property. Avatar's housing programs in Poinciana include its communities of Regency Pointe, Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. At December 31, 1997, Avatar had contracts at Poinciana to construct 198 single-family units with a related sales value of approximately $18,903,000. Included within the 8,100 acres are approximately 4,300 acres of large, contiguous, entirely debt-free parcels planned for active adult community development of up to 15,000 units. Recreational facilities owned and operated by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club with a swimming pool and a community center. The Company also owns and operates a cable television subsidiary and water and wastewater facilities at Poinciana.

             Barefoot Bay is located on Florida's east coast, midway between Vero Beach and Melbourne. Avatar's operations at Barefoot Bay include the sale of homesites. Avatar also owns 58 acres of land held for future development, sale or other use, adjacent to Barefoot Bay. During 1996, the Company sold an 18-hole executive golf course, a community center, swimming pools, tennis courts, a private beach, a fishing pier and a 13,420 square foot shopping center in Barefoot Bay.

            Cape Coral, located on Florida's west coast seven miles west of Fort Myers, is a 60,700-acre community, of which approximately 3,900 acres are owned by Avatar. Its population has increased from 11,470 in 1970 to approximately 91,560 in 1997. Remaining inventory, at December 31, 1997, included approximately 5,300 developed and undeveloped single-family homesites, approximately 700 acres planned for an active adult community development of up to 3,000 units and approximately 400 acres suitable for the development of up to 6.2 million square feet of commercial and industrial space. Avatar's housing programs in Cape Coral include Emerald Cove, The Hermitage, Cape Harbour, Rose Garden and scattered lot programs. At December 31, 1997, Avatar had contracts at Cape Coral to construct 107 single-family units with a related sales value of approximately $15,383,000. Avatar owns and operates the Camelot Isles Shopping Center, a 70,000 square foot retail center. At December 31, 1997, the shopping center was 98% occupied. Avatar's Tarpon Point Marina, which is 100% occupied accommodates 175 vessels and features dockmaster facilities, a ship's store and fueling facilities. The Camelot Marina will accommodate 76 vessels and will feature 3,500 feet of boardwalk. Other amenities available to the residents of Cape Coral include Avatar's Cape Coral Golf and Tennis Resort featuring an 18-hole championship golf course, a 9-hole executive golf course, eight tennis courts and a 100-room motel.

            Golden Gate City, located east of Naples in southwest Florida, had remaining inventory at December 31, 1997 of 42 homesites, 48 acres of land zoned for multi-family use and 12 acres zoned for commercial use. This remaining inventory is being held for bulk sale.

            Remaining inventory at Golden Gate Estates and Golden Gate Acres as of December 31, 1997 includes 144 homesites of varying size, the majority of which are approximately 1 and 1-1/4-acre homesites, and 9,000 acres of land held for future use.

            Avatar's land holdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consists of approximately 885 homesites in inventory at December 31, 1997.

            Rio Rico, located 57 miles south of Tucson, is a 55,000-acre community development in southern Arizona, of which approximately 16,000 acres is owned by Avatar. This community development consists of single-family housing and townhouses, areas planned for the development of active adult communities, and commercial/industrial areas. Avatar owns and operates a 180-room hotel complex, which is rated a Four-Diamond resort, an 18-hole Robert Trent Jones designed championship golf course and a 36,800 square foot shopping center, which was completely occupied as of December 31, 1997. At December 31, 1997,
       Avatar had contracts at Rio Rico to construct 40 single-family units with a related sales value of approximately $3,950,000. Remaining inventory, as of December 31, 1997, included approximately 1,500 acres considered suitable for an active adult community, approximately 300 acres suitable for the development of up to 4.7 million square feet of commercial and industrial space, and approximately 7,100 acres of land held for future development, sale or other use.

            Banyan Bay,  located in  Martin County,  Florida, consists  of 250
       acres  suitable  for  the   development  of  a  water-oriented  planned
       community.

            Ocala Springs, located five miles northeast of Ocala in Marion County, Florida, is comprised of approximately 4,600 acres of land, of which approximately 4,200 acres would accommodate an active adult community of at least 14,700 units. The remaining 400 acres would be available for the development of a golf course, recreational facilities and up to 2.9 million square feet of commercial and industrial facilities.

            Woodland  Hills,   located  in   northwest  Los   Angeles  County,
       California, consists of the Natoma tract that encompasses approximately 350 acres of land. Conceptual planning for this tract has been completed for 59 luxury homesites. An environmental impact report has been filed and has been accepted by the City of Los Angeles and documents are pending for Tentative Tract Map approval with the City. Currently, this property is being held for sale.

            During 1997, the Company developed a formal plan for the disposition of its timeshare business. A letter of intent for the sale of the business was executed during the third quarter of 1997; however, negotiations were discontinued during the first quarter of 1998. Management is currently in discussion with various parties to market the sale of this operation. See Note T in Item 8 under the caption "Notes to Consolidated Financial Statements".

            In addition to the real estate holdings described above, Avatar owns approximately 2,500 acres of land in Florida that is being held for future development or bulk sale.

       Utilities

            Avatar's water and wastewater treatment facilities include 17 water treatment facilities and 12 wastewater treatment facilities serving 6 communities in Florida (including Poinciana, Barefoot Bay, and Golden Gate) and Rio Rico in Arizona. These facilities provide for the treatment, distribution and sale of water for public and private use, and the treatment and disposal of wastewater. At December 31, 1997, Avatar's utilities operations had approximately 43,000 water customers and 33,000 wastewater customers.

            An Avatar subsidiary provides consulting, data processing, customer billing and other related services to all Avatar utilities operating subsidiaries. In addition, it provides these services and others, including plant operations and maintenance, meter reading, customer service, and payment remittance services, to 28 non-affiliated utilities, both public and private. Notable contracts include a five year contract for water/wastewater system operation and maintenance for Celebration, the project under construction by Disney Development Company, and contract meter reading for Fort Pierce Utilities Authority and the City of Sunrise, Florida.

       Employees

            As of December 31, 1997, Avatar employed approximately 1,030 individuals on a full-time or part-time basis. In addition, Avatar utilizes on a daily basis such additional personnel as may be required in connection with various land development activities. Avatar's relations with its employees are satisfactory and there have been no work stoppages.

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

            Avatar's utilities operations and rate structures are regulated by various federal, state and county agencies and must comply with federal and state treatment standards. All sources of water and wastewater effluent are required to be tested on a regular basis and purified in order to comply with governmental standards.

            The Company believes it is in compliance with applicable laws and regulations in all material respects.

       Competition

            Avatar's  homebuilding, planned  community  development  and other real estate operations, particularly in the state of Florida, are highly competitive. In its sales of housing units, Avatar competes, as to price and product, with several national homebuilding companies that are entering or expanding their presence in planned community development for the discretionary income of individuals who desire eventually to relocate or establish a second home in Florida or Arizona. In recent years, there have been extensive housing projects in the geographical areas in which Avatar operates.

       Business Information Systems

            The Company believes that high levels of automation and technology are essential to its operations and has invested considerable resources in computer hardware, system applications and networking capabilities. These systems integrate all major aspects of the Company's business, including inventory control, planning, labor utilization and financial reporting. During 1997, the Company assessed the ability of the information systems to handle the "Year 2000 Issue" and does not expect this issue to be material to the Company's business.

       Item 2.   Properties

            Avatar's real estate operations are described in Item 1 above. Land developed and in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $129,959,000 at December 31, 1997.

            Avatar's utilities operations  include water and wastewater plants
       and equipment located  in Florida and Arizona.   Such properties have a
       net book value of  $186,046,000 at December 31, 1997.

            Avatar's corporate headquarters are located at 255 Alhambra Circle, Coral Gables, Florida, in 27,915 square feet of leased office space. For additional information concerning properties leased by Avatar, see Item 8, "Notes to Consolidated Financial Statements."

       Item 3.   Legal Proceedings

            The information, which is set forth in Note P (Contingencies) of the Notes to Consolidated Financial Statements included in Item 8 of
       Part II of this Report, relating to the October 31, 1993 civil action against Avatar, is incorporated herein by reference.

            Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

       Item 4.   Submission of Matters to a Vote Security Holders
           None

       Executive Officers of the Registrant

            Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998.

            The following is a list of names and ages of all of the executive officers of Avatar, indicating all positions and offices with Avatar held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. All such persons have been elected to serve until the next annual election of officers (which is expected to occur on May 28, 1998, when they are re-appointed or their successors are elected or until their earlier resignation or removal.

       Name                 Age           Office and Business Experience
       ----                 ---           ------------------------------

       Leon Levy            72            Chairman of  the Board since January
                                          1981;   General   Partner,   Odyssey
                                          Partners,     L.P.,    a     private
                                          investment partnership;  Chairman of
                                          the   Board  of  Oppenheimer  Funds;
                                          Chairman of the Board of Oppenheimer
                                          Management Corp. from 1974 to 1985.

       Gerald D. Kelfer     52            President   since   February   1997,
                                          Chief  Executive Officer  since July
                                          1997,  Vice  Chairman of  the  Board
                                          since  December 1996,  and a  member
                                          of  the  Board  of  Directors  since
                                          October  1996. Formerly  a principal
                                          of Odyssey  Partners, L.P. from July
                                          1994  to  February  1997;  Executive
                                          Vice   President,   Senior   General
                                          Counsel  and Director  of Olympia  &
                                          York  Companies (U.S.) from  1985 to
                                          1994.

       Edwin Jacobson       68            Chairman of  the Executive Committee
                                          since  June  1992;  Chief  Executive
                                          Officer  from February 1994  to July
                                          1997  and  President  from  February
                                          1994  to  February  1997;  President
                                          and  Chief Executive Officer  of CMC
                                          Heartland  Partners,  a  partnership
                                          engaged    in   the    real   estate
                                          industry,   since  September   1990;
                                          President   and    Chief   Executive
                                          Officer  of   Heartland  Technology,
                                          Inc.  (formerly  known as  Milwaukee
                                          Land  Company),  a  manufacturer  of
                                          electronic   products,  since   June
                                          1985;   and   President  and   Chief
                                          Executive    Officer   of    Chicago
                                          Milwaukee   Corporation  from   June
                                          1985 to September 1996.

       Dennis J. Getman     53            Executive   Vice   President   since
                                          March  1984.  Senior  Vice President
                                          from  September 1981  to March  1984
                                          and General  Counsel since September
                                          1981.

       Charles L. McNairy   51            Executive   Vice   President   since
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
                                          Finance   from   January   1985   to
                                          September  1992,  except from  April
                                          1987 to September 1988.

       Juanita I. Kerrigan  51            Vice  President and  Secretary since
                                          September 1980.

       G. Patrick Settles   49            Vice  President since  November 1986
                                          and Assistant  General Counsel since
                                          September 1983.




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

                                       PART II
                                       -------


       Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

            The Common  Stock of  Avatar Holdings  Inc. is traded  through The
       Nasdaq Stock  Market under the  symbol AVTR.   There were  7,818 record
       holders of Common Stock at February 27, 1998.

            High and low quotations, as reported, for the last two years were:


                                      Quotations
                         --------------------------------------

       Quarter Ended           1997                1996
       -------------     ----------------     -----------------
                          High       Low       High       Low
                         ------     -----     ------     ------


       March 31          38         32        40 1/2     32 5/8

       June 30           34 3/8     30 3/8    40 1/4     34 1/4

       September 30      36 3/4     29 1/2    34 3/4     29 1/2

       December 31       35         26 7/8    32 1/2     30



            Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.
       Avatar is subject to certain restrictions on the payment of dividends as set forth in Item 8, "Notes to Consolidated Financial Statements."

            On October 3, 1997, the Company acquired systems and software from Hilcoast Development Corp. in exchange for 75,000 shares of Avatar Common Stock. In issuing these shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

       Item 6.   Selected Financial Data

                    FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
                      Dollars in thousands (except per-share data)


                                         Year ended December 31
                              -----------------------------------------------------
                                 1997      1996       1995       1994       1993
                              ---------  --------  ---------  ----------  ---------
Statement of Income Data
------------------------

Revenues (1)                   $129,084  $141,359    $94,168     $81,327   $126,048
                              =========  ========  =========  ==========  =========

(Loss) income from
 continuing operations
 before discontinued
 operations and changes
 in methods of accounting     ($26,874)    $2,264  ($10,920)   ($14,473)     $5,474
                              =========  ========  =========  ==========  =========

Discontinued operations          ($115)  ($1,224)       $581      ($148)          -
                              =========  ========  =========  ==========  =========

Cumulative effect of change
 in method of accounting for
 income taxes                         -         -          -           -     ($964)
                              =========  ========  =========  ==========  =========
Cumulative effect of change
 in method of accounting for
 investments (net of income
 taxes of $238)                       -         -           -           -      $388
                              =========  ========  =========  ==========  =========
Net (loss) income             ($26,989)    $1,040  ($10,339)   ($14,621)     $4,898
                              =========  ========  =========  ==========  =========

Per Share Data
--------------

(Loss) income from continuing
 operations before discontinued
 operations and changes in
 methods of accounting          ($2.95)     $0.25    ($1.20)     ($1.59)      $0.56
                              =========  ========  =========  ==========  =========
Discontinued operations         ($0.01)   ($0.14)      $0.06     ($0.02)          -
                              =========  ========  =========  ==========  =========
Cumulative effect of change
 in  method of accounting for
 income taxes                         -         -          -           -    ($0.10)
                              =========  ========  =========  ==========  =========
Cumulative effect of change
 in method of accounting for
 investments (net of income
 taxes of $238)                       -         -          -           -      $0.04
                              =========  ========  =========  ==========  =========

Net (loss) income               ($2.96)     $0.11    ($1.14)     ($1.61)      $0.50
                              =========  ========  =========  ==========  =========

Balance Sheet Data                                 December 31
------------------            -----------------------------------------------------
                                 1997      1996       1995       1994       1993
                              ---------  --------  ---------  ----------  ---------

Total assets                   $439,368  $443,185   $470,632    $446,577   $457,747
                              =========  ========  =========  ==========  =========
Notes, mortgage notes and
 other debt                    $146,451  $138,792   $165,665    $139,827   $135,557
                              =========  ========  =========  ==========  =========
Stockholders' equity           $135,042  $159,452   $158,412    $168,751   $183,372
                              =========  ========  =========  ==========  =========

(1) During 1993, the sale of the Midwest Water Utilities was completed.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

           The  following discussion should  be read  in conjunction  with the
       Consolidated  Financial   Statements,  including  the   notes  thereto,
       included elsewhere in this Form 10-K.

       OVERVIEW

           The Company is engaged in a number of real estate related businesses and in the ownership and operation of water and wastewater utilities.

           Since 1980 the Company has expended more than $150,000 to improve its land holdings by installing infrastructure, such as roads, sewers, landscaping, utility lines and drainage. In addition, the Company has expended substantial funds to build or improve golf courses, hotels, tennis courts, shopping centers and other amenities on its properties.

           Until 1994, through its national and international retail installment land sales program, the Company was primarily engaged in the business of selling lots. In 1993 the Company expanded into the homebuilding business, and, until the third quarter of 1997, the Company's real estate business plan emphasized the sale of individual homesites and the construction and sale of mid-priced single family homes. This strategy increased annual closings of home sales from 150 in 1995 to 436 in 1997 and increased home sales revenues from $13,260 in 1995 to $57,912 in 1997. In 1996 the Company decided to terminate its national and international retail installment land sales program. The Company is still in the process of winding down this program and collecting related receivables which, as of December 31, 1997, were approximately $40,478 and which collateralize debt of approximately $23,566.

           While the Company intends to remain in the mid-priced homebuilding business, the Company's new management has implemented a new real estate business strategy to capitalize on its distinct competitive advantages and emphasize higher profit margin businesses. Under its new strategy, the Company intends to concentrate on development and management of active adult and other planned communities, construction of custom and semi-custom homes and development and acquisition of commercial and industrial properties. As a consequence of implementing its new real estate business strategy, the Company believes that its operations and the financial results thereof will change significantly over the next several years. Accordingly, the results of operations reflected in the historical financial statements may not be indicative of the future results of operations of the Company.

           Residential Development. In 1993, the Company commenced residential development activities at its properties in Poinciana and Cape Coral, Florida, commenced planning for development of Harbor Islands in Hollywood, Florida, and began preliminary plans for homebuilding programs in Rio Rico, Arizona.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


           Growth of the Company's homebuilding business is demonstrated by the following operating results:


                                 Year ended December 31
                             ----------------------------
                               1997      1996      1995
                             --------  --------  --------
       Revenues               $57,912   $49,672   $13,260
       Other data:
         Number of units sold     509       444       243
         Number of units closed   436       293       150
         Number of units in
          backlog                 376       303       152


           Commercial and Industrial Land Sales. Prior to the third quarter of 1997, the Company's policy was to sell commercial and industrial land at market prices whenever possible. Under the new real estate business strategy, the Company intends to develop land and lease and operate such developed properties rather than to sell them. Revenues from commercial and industrial land sales were $5,441, $1,702 and $2,624 in 1997, 1996 and 1995, respectively. Future demand for commercial and industrial land and facilities at the Company's properties is expected to increase as the result of the development by both the Company and other developers of homes and planned communities.

           Water and Wastewater Utilities. The Company's utilities subsidiaries provide water and wastewater treatment to customers in Florida and Arizona. From 1995 to 1997, annual revenues have increased by approximately $4,624 or 15.6%. The Company also provides data processing, customer billing and related services to affiliated and non-affiliated companies and public entities.

           Growth of the Company's utilities is anticipated to come from increases in the number of customers as its service area becomes more fully developed and from third-party management contracts in the Company's meter reading and billing service business.

           The following table sets forth revenues and income derived from water and wastewater utilities for the years ended December 31, 1997, 1996, and 1995:



                                                                      Year ended December 31
                                                                  -----------------------------
                                                                    1997      1996      1995
                                                                  --------  --------  --------

          Revenues                                                 $34,293   $32,749   $29,669
            Approximate number of water customers                   43,000    41,000    39,000
            Approximate number of wastewater customers              33,000    32,000    31,000
          Income (loss) before income taxes                         $4,389    $3,042      $804
          Income before income taxes and non-recurring expense      $4,389    $3,892    $2,054


       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


           Resort Operations. Resort operations are intended to enhance the value of the Company's land in the communities in which they are
       located.   Such  operations,  which  include the  Cape  Coral  Golf and
       Country Club, the Poinciana Golf and Racquet Club and the Rio Rico Resort and Country Club, have generated revenues on an annual basis of $13,787, $16,027 and $14,151 in 1997, 1996 and 1995, respectively.

           Vacation Ownership. While revenues from vacation ownership operation increased from $7,997 in 1995 to $14,600 in 1997, these operations are not considered by management to be a complementary component of the Company's new business strategy. The Company intends to sell the vacation ownership business; in such sale it is anticipated that the purchaser will assume approximately $17,520 of associated debt. During the third quarter of 1997, when a formal plan of disposition was developed, the Company began to account for the vacation ownership as a discontinued operation. Reference is made to Note T in Item 8 under the caption "Notes to Consolidated Financial Statements."

           Retail Installment Land Sales. Prior to 1997, the Company sold homesites under retail land sales programs, which were terminated in the second quarter of 1996. Receivables, which collateralize debt of approximately $23,566, due from such sales aggregated approximately $40,478 as of December 31, 1997 and are payable over the next nine years. Revenues from these programs decreased from $11,424 in 1995 to $3,998 in 1996.

           Other Real Estate Revenues. The Company's rental, leasing and other real estate revenues, which are primarily generated through the lease of the Company's community shopping centers and commercial operations in Cape Coral, Poinciana and Rio Rico, the Tarpon Point Marina in Cape Coral, cable television operation at Poinciana and property management services, were $5,163, $5,362 and $5,621 in 1997, 1996 and 1995, respectively.

           Trading Account Profit. From 1995 to the fourth quarter of 1997, the Company invested unused funds in fixed-income and other debt securities. From 1995 to 1997, trading profit declined due to the Company's use of principal of its trading account to fund operations and maintain and enhance its land holdings. The Company has liquidated its trading account and used such funds, net of related debt, as working capital.

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

                                                         Comparison of
                                                Twelve months ended December 31
                                                ---------------------------------
                                                1997 and 1996       1996 and 1995
                                                -------------       -------------
                                                      Increase  (Decrease)
                                                ---------------------------------
                                                    Change           Change
                                                ---------------------------------
            Revenues
            --------
            Real estate sales                         ($8,655)         $45,293
            Deferred gross profit on
             homesite sales                              1,359           3,359
            Utilities revenues                           1,544           3,080
            Interest income                            (2,646)         (1,581)
            Trading account profit, net                (2,139)         (4,702)
            Other                                      (1,738)           1,742
                                                 -------------    -------------
             Total revenue                            (12,275)          47,191


            Expenses
            --------
            Real estate expenses                         3,084          31,849
            Real estate inventory write-down            13,203           1,464
            Utilities expenses                             122             582
            General and administrative                    (28)           (426)
            Interest expense                               615             535
            Other                                        (133)               3
                                                 -------------   -------------
             Total expenses                             16,863          34,007
                                                 -------------   -------------

            Income from continuing
             operations                               (29,138)          13,184
                                                 -------------   -------------
            Income (loss) from
             discontinued operations                     1,109         (1,805)
                                                 -------------   -------------
            Net (loss) income                        ($28,029)         $11,379
                                                 =============   =============

            The Company uses the installment method of profit recognition for homesite sales. Under the installment method the gross profit on recorded homesite sales is deferred and recognized in income of future periods, as principal payments on contracts are received. Fluctuations in deferred gross profit result from deferred gross profit on current homesite sales less recognized deferred gross profit on prior years' homesite sales.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       RESULTS OF OPERATIONS - continued

            Data from homebuilding operations for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:


                                              December 31
                                       1997      1996      1995
                                     ----------------------------
       Units closed
       ------------
         Number of units                  436       293       150
         Aggregate dollar volume      $58,656   $49,894   $12,989
         Average price per unit          $135      $170       $87

       Units sold, net
       ---------------
         Number of units                  509       444       243
         Aggregate dollar volume      $73,571   $59,078   $39,917
         Average price per unit          $145      $133      $164

       Backlog
       -------                                December 31
                                       1997      1996      1995
                                     ----------------------------
         Number of units                  376       303       152
         Aggregate dollar volume      $56,077   $41,162   $31,978
         Average price per unit          $149      $136      $210


            Data from the national and international retail land sales programs, terminated in the second quarter of 1996, is set forth below:


                                                  Year ended December 31
                                              ------------------------------
                                                1997       1996       1995
                                              --------   --------   --------


          Retail Land Sales Operations Data
          ---------------------------------
          Sales volume                          $    -     $3,998   $11,424
          Cost of sales                              -        705     1,923
          Selling expense                            -      3,773     6,697
          Deferred gross profit                  3,998      2,639     (720)
          Interest income                        5,200      7,846     9,427
          Loss on contract cancellations         1,046      1,035     1,257
          Contract servicing expense               568        785       768
          Interest expense                       2,756      2,865     2,781

                                                  Year ended December 31
                                              ------------------------------
                                                1997       1996       1995
                                              --------   --------   --------

          Principal amount of contracts and
            mortgage notes receivable          $40,478    $61,534    $82,521
          Debt collateralized by contracts
            and mortagages receivable           23,566     36,030     28,630


      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       RESULTS OF OPERATIONS - continued

            Operations for the years ended December 31, 1997, 1996 and 1995 resulted in (loss) income of ($26,989), $1,040, and ($10,339), respectively. The decrease in income for 1997 compared to 1996 is primarily attributable to a decrease in real estate contribution margin, an impairment loss during 1997 to the carrying amount of Harbor Islands, an increase in net interest expense, and a decrease in net trading account profits partially mitigated by an increase in the recognition of deferred gross profit on homesite sales and improved utilities contribution margins. The improvement in income for 1996 compared to 1995 is primarily attributable to an increase in real estate contribution margin, recognition of deferred gross profit on homesite sales, and improved utilities contribution margins which was partially mitigated by a decrease in net trading account profits.

            The financial statements for the year ended December 31, 1995 include the following amounts recorded in the fourth quarter: a decline due to an adjustment to the market value of investments of $1,315 and a provision of $1,250 due to an increase in the accrual relating to pending litigation.

            The Company continued to develop a diversified mix of products and services by introducing additional housing products, planning for active adult communities, developing amenities and support facilities, expanding property contract management services and converting land holdings into income producing operations.

            Gross real estate revenues decreased $8,655 or 9.3% during 1997 when compared to 1996 and increased $45,293 or 93.9% during 1996 when compared to 1995. The decrease in real estate revenues for 1997 when compared to 1996 is generally a result of reduced closings at the Company's Harbor Islands community, the termination of the retail land sales program, reduced resort revenues, the 1996 sales of the Barefoot Bay recreation facilities and bulk land sale at Leisure Lakes. The decrease in real estate revenues was partially mitigated by increased homebuilding revenues at the Company's Poinciana, Cape Coral and Rio Rico communities as well as the increase in commercial and industrial revenues. Homebuilding revenues increased $8,240 or 16.6% in 1997 when compared to 1996. The improvement in homebuilding revenues is primarily due to an increase in closings in 1997 when compared to 1996. Housing units closed, excluding Harbor Islands, totaled 400 units with sales volume of $44,181 compared to 223 units with sales volume of $22,593 in 1996. The increase in homebuilding revenues was partially offset by the decrease in closings at Harbor Islands. Harbor Islands closed 36 units with sales volume of $14,475 during 1997 compared to 70 units with sales volume of $27,301 in 1996. The increase in real estate revenues for 1996 when compared to 1995 is primarily a result of increased homebuilding, the sale of the recreation facilities and other assets at the company's former Barefoot Bay community and a bulk land sale at Leisure Lakes. Homebuilding revenues increased $36,412 or 274.6% in 1996 when compared to 1995. The improvement in homebuilding revenues is primarily due to closings at the Company's Harbor Islands project as well as the other sites. Harbor Islands closed 70 units with sales volume of $27,301 during 1996 compared to no closings in 1995. Housing units closed, excluding Harbor Islands, totaled 223 units with sales volume of $22,593 compared to 150 units with a sales volume of $12,989 in 1995.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       RESULTS OF OPERATIONS - continued

            Real estate expenses increased $3,084 or 3.4% during 1997 when compared to 1996 and increased $31,849 or 54.3% during 1996 when compared to 1995. The increase in real estate expenses for 1997 and 1996 is a result of increased homebuilding expenses associated with an increase in homebuilding revenues. The real estate inventory write-downs for 1997 and 1996 resulted from impairment losses of $14,667 and $1,464, respectively, to the carrying value of the Harbor Islands community and on a certain tract of land located at the Company's Banyan Bay property, respectively. The Harbor Islands impairment loss was due to the revision of the development plans in connection with the Company's new business strategy. Homebuilding margins (excluding the Harbor Islands and Banyan Bay write-downs) decreased for 1997 when compared to 1996 due to the decreased closings of higher-margin product at Harbor Islands. Homebuilding margins for 1996 were comparable to those of 1995.

            The average selling price (excluding Harbor Islands) of housing units closed for 1997 was $110, an increase of 8.9% when compared to 1996. This increase is primarily attributable to the increase in sales price at the Company's Poinciana, Cape Coral and Rio Rico communities. The average selling price at Harbor Islands of housing units closed for 1997 was $402, an increase of 3.1% when compared to 1996. This increase is primarily due to the initial closings during 1997 of the Harbor Islands' Parcel 10 project. The average selling price (excluding Harbor Islands) of housing units closed for 1996 was $101, an increase of 16.1% when compared to 1995. This increase is primarily attributable to the increase in sales price at the Company's Poinciana community. The average sales price at Harbor Islands of housing units closed for 1996 was $390, which represents the entire increase due to no closings at Harbor Islands during 1995. The average selling price (including Harbor Islands) of housing units in backlog of $145 at December 31, 1997 increased by 6.6% over 1996 due to the increased number of sales in backlog at Harbor Islands. The average selling price of housing units in backlog of $136 at December 31, 1996 decreased by 35.2% over1995 due to the reduced number of sales in backlog at Harbor Islands.

            Utilities revenues increased $1,544 or 4.7% during 1997 when compared to 1996 and $3,080 or 10.4% during 1996 when compared to 1995. Utilities expenses increased $122 or 0.5% during 1997 when compared to 1996 and $582 or 2.3% during 1996 when compared to 1995. Utilities revenues increased as a result of rate increases, customer growth and increased contract management operations. Utilities expenses increased correspondingly to the customer growth.

            Interest income decreased $2,646 or 33.7% during 1997 when compared to 1996 and $1,581 or 16.8% during 1996 when compared to 1995. The declines in interest income are primarily attributable to lower average aggregate balances of the Company's contract and mortgage notes receivable portfolio, caused by collections, cancellations and reductions in new land sales. The average balance of Avatar's receivable portfolio was $51,006, $72,367, and $90,599 for 1997, 1996 and 1995, respectively.

            Trading account profit, net decreased $2,139 for 1997 when compared to 1996 and $4,702 in 1996 when compared to 1995. Trading account profit, net represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to investment advisors. The trading investment portfolio account was liquidated as of December 31, 1997.
                                            19

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       RESULTS OF OPERATIONS - continued

            Other revenues for 1996 include a sale of water rights at Rio Rico for $1,585.

            General and administrative expenses decreased $28 or 0.3% in 1997 compared to 1996 and $426 or 4.6% in 1996 compared to 1995. The decrease for 1996 compared to 1995 results primarily from a reduction in the accrual for incentive compensation recorded for executive officers.

            Interest expense increased $615 or 5.1% in 1997 when compared to 1996 and $535 or 4.6% in 1996 when compared to 1995. The increase in 1997 when compared to 1996 is primarily due to an increase in the outstanding balance of notes, mortgage notes and other debt during 1997 compared to 1996 as well as a reduction in capitalized interest which totaled $2,927 in 1997. The increase in 1996 when compared to 1995 is primarily due to an increase in interest expense in the homebuilding operations, mitigated in part by a decrease in the outstanding balance of notes, mortgage notes and other debt, as well as an increase in capitalization of interest which totaled $3,573 in 1996.

            Net results from discontinued operations (vacation ownership) increased $1,109 in 1997 when compared to 1996 and decreased $1,805 in 1996 when compared to 1995. The increase in 1997 and the decrease in 1996 were primarily attributable to initial start up costs incurred in 1996 on new projects.


       LIQUIDITY AND CAPITAL RESOURCES

            The Company's new management implemented a new real estate business strategy to capitalize on the Company's distinct competitive advantages and emphasize higher profit margin businesses. Under its new strategy, the Company intends to concentrate on development and management of active adult and other planned communities, construction of custom and semi-custom homes, and development and acquisition of commercial and industrial properties. The Company's primary business activities are capital intensive in nature. Significant capital resources are required to finance homebuilding construction in process, infrastructure for roads, water and wastewater utilities, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land. The Company expects to fund its operations and capital requirements through a combination of cash, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings. There is no assurance that the sale of certain non-core assets will be achieved. However, the Company believes that the Notes (described below) will enhance the Company's liquidity resources.

            On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. These Notes are designed to enhance the Company's liquidity resources and to give it increased operating and financial flexibility. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The remaining

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       LIQUIDITY AND CAPITAL RESOURCES - continued

       proceeds will be used to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes.

            The Company anticipates capital expenditures totaling approximately $36,000 for 1998. Of this amount, approximately $16,000 of the Company's total capital expenditures relates to the Company's real estate business, primarily for infrastructure and amenities. Approximately $20,000 relates to the Company's utilities businesses and will be funded by cash flow provided by the utilities business and additional borrowings by the Company's utilities subsidiaries. The Company intends to develop and manage several active adult communities that are likely to require significant capital resources. In addition the Company anticipates that it will need to expand its utilities operations to accommodate the population increases in the communities they serve.

            Historically, the Company has funded operating deficits and liquidity requirements through the sale of non-strategic assets, homebuilding project borrowings, utilities borrowings and general corporate borrowings. The Company does not anticipate that its new real estate business strategy will achieve or sustain profitability or positive cash flow until the year 2000 or later. Accordingly, the Company will use the net proceeds of the Notes, the proceeds of the sale of non-strategic assets, and real estate project borrowings to fund the Company's operating deficits, the carrying cost of land and development and construction of real estate projects.

            In 1997, net cash provided by operating activities amounted to $3,166 as a result of withdrawals from the investment portfolio of $4,606 and principal payments collected on contracts receivable of $14,435 partially offset by an increase in inventories, which included expenditures from land development and housing operations of $16,390. Net cash used in investing activities of $11,407 in 1997 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $5,863 resulted primarily from principal payments on revolving lines of credit and long-term borrowings of $54,520, less net proceeds from revolving lines of credit and long-term borrowings of $62,179.

            In 1996, net cash provided by operating activities amounted to $42,361 as a result of withdrawals from the investment portfolio of $45,554 and principal payments collected on contracts receivable of $14,391 partially offset by an increase in inventories, which included expenditures from land development and housing operations of $27,291. Net cash used in investing activities of $11,465 in 1996 resulted primarily from investments in property, plant and equipment. Net cash used in financing activities of $26,869 resulted primarily from principal payments on revolving lines of credit and long-term borrowings of $100,800, less net proceeds from revolving lines of credit and long-term borrowings of $73,931.

            In 1995, net cash used in operating activities amounted to $14,695 as a result of an increase in inventories, which included expenditures from land development and housing operations of $34,711, partially offset by principal payments collected on contracts receivable of $17,571 and $11,000 in withdrawals from the investment portfolio. Net cash used in investing activities of $13,473 in 1995 resulted primarily from investments in property, plant and equipment. Net cash provided by financing
                                            21

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       LIQUIDITY AND CAPITAL RESOURCES - continued

       activities of $25,839 resulted primarily from net proceeds from revolving lines of credit and long-term borrowings of $68,348 less principal payments on revolving lines of credit and long-term borrowings of $42,122.

            At December 31, 1997, the Company's secured real estate lines of credit, exclusive of timeshare credit facilities, amounted to $23,566, all of which were fully utilized. These real estate lines are secured by contracts and mortgage receivables aggregating $40,478. During the first quarter of 1998, the Company repaid one of these lines in the amount of $5,226 and the remaining lines of $18,340 mature in the second quarter of 1999. Corporate secured lines of credit were $20,000 at December 31, 1997 and the unused and available portion was $6,000, which matures in the second quarter of 1999.

           At December 31, 1997, utilities unsecured lines of credit were $15,000 and the unused and available portion was $13,568. The utilities lines mature in the second quarter of 2000.

           From 1995 to 1997, trading account profit declined due to the Company's use of principal of its trading account to fund operations and maintain and enhance its land holdings. As of December 31, 1997, the Company liquidated its trading account and used such funds, net of related debt, as working capital.

            As of December 31, 1996, Avatar had approximately $4,535 in investments, which were all classified as trading. During 1996, the Company actively traded such securities in an effort to generate profits and reinvested such profits until the Company's cash requirements necessitated the use or partial use of the portfolio proceeds. During 1996, the Company's cash requirements necessitated the use of $45,554 from its portfolio proceeds, of which $32,650 was used to reduce related debt. As of December 31, 1996, $3,964 of the investments served as collateral for a secured line of credit with an outstanding balance of $3,350.

            As  of December  31,  1995, Avatar  had  approximately  $48,258 in investments that were classified as trading. During 1995, the Company's cash requirements necessitated the use of $11,000 from its portfolio proceeds. As of December 31, 1995, $46,729 of the investments served as collateral for a secured line of credit with an outstanding balance of $36,000.

            Avatar's  Board  of   Directors  authorized the use  of  a portion
       proceeds from the Notes for the redemption of $33,000 aggregate amount of 8% and 9% senior debentures during the first quarter of 1998.

            Management does not anticipate a significant change in interest rates for 1998, and accordingly, does not expect the Company's primary business activities to be adversely affected by interest rates. A high interest rate environment would be likely to adversely affect Avatar's real estate results of operations and liquidity because of its negative impact on the housing industry and because certain of the Company's debt obligations are tied to prevailing interest rates. Increases in interest rates affecting the Company's utilities operations generally are passed on to the consumer through the regulatory process.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

            Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect on the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 1998 will not be significant.

       IMPACT OF TAX INSTALLMENT METHOD

            In years 1988 through 1996, the Company elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

       FORWARD-LOOKING STATEMENTS

            Certain statements discussed under the caption "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

       History of Losses; Negative Cash Flow

            The Company has had negative cash flows and negative ratios of earnings to fixed charges and has incurred significant operating and net losses. Net losses for 1997, 1995, and 1994 were approximately $26,989, $10,339 and $14,621 respectively. The Company historically has sold non-strategic assets to fund its operating deficits and has utilized short-term borrowings to provide working capital.

            Real estate development requires investment of substantial capital, a significant portion of which is expended before any revenues may be realized. The Company does not anticipate that it will achieve or sustain operating profitability or positive cash flows from operating activities until the year 2000. If the Company cannot achieve operating profitability or positive cash flow from operating activities, it may not be able to service or meet its other debt service or working capital requirements.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       FORWARD-LOOKING STATEMENTS - continued

       New Real Estate Business Strategy

       The Company's recently adopted real estate business strategy is unproven, with little or no operating history to serve as the basis for a prediction of its probable success or failure. Implementation of the business strategy has required, and will continue to require, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees and the expenditure of significant amounts of capital. The loss of the services of certain members of the Company's senior management team could have a material adverse effect on the Company and, in particular, on the success of the new real estate business strategy. In addition, the Company's ability to manage growth and to redeploy its resources effectively will require it to continue to implement and improve its operational, financial and sales systems. There can be no assurance that the Company will be able to compete successfully with its current or potential competitors or that the implementation of the new business strategy will be successful.

       Real Estate, Economic, and Other Conditions Generally

            The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions (both where its communities and homebuilding operations are located and in areas where its potential customers reside), and changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes, wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on the financial conditions of the Company.

       Interest Rates; Mortgage Financing

            Certain purchasers of the Company's homes finance their purchases through third-party lenders providing mortgage financing. In general, housing demand is dependent on home equity, consumer savings and third-party financing and will be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. If mortgage interest rates increase or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchasers will be adversely affected, which may have an adverse effect on the financial condition of the Company.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       FORWARD-LOOKING STATEMENTS - continued

       Geographic Concentration

            The Company's development activities are primarily focused on locations in Florida and therefore depend to a significant degree on the levels of immigration to Florida from outside the United States and in-migration to Florida from within the United States in addition to other local market conditions. The Company's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse project-specific matters. A decline in the economy in Florida could have an adverse effect on the financial condition of the Company.


       Development of Communities

            The Company's communities will  be developed over time. Therefore, the medium- and long-term future of the Company will be dependent on the Company's ability to develop and market future communities successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals to construct project infrastructure, recreation centers, model homes and sales facilities and, where opportunities are suitable and appropriate, to acquire land. It generally takes several years for a community development to achieve cumulative positive cash flow. No assurance can be given that the Company will successfully develop and market communities in the future. The inability of the Company to develop and market its communities successfully and to generate positive cash flows from such operations in a timely manner would have an adverse effect on the ability of the Company to service its debt and to meet its working capital requirements.

       Access to Financing

            The Company's business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Company anticipates incurring additional indebtedness to fund its real estate development activities. As of December 31, 1997, the Company's total consolidated indebtedness was $166,437, of which $33,000 of senior debentures was retired with proceeds from the February 2, 1998 issuance of Notes. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Company's existing credit facilities, sale of non-strategic assets and the net proceeds from the Notes will be sufficient to fund the Company's anticipated operations. The Company may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Company. If the Company is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Company's future results of operations.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       FORWARD-LOOKING STATEMENTS - continued

       Debt Covenants

            Under its credit facilities the Company is subject to certain covenants that restrict its operational and financial flexibility, including covenants requiring the maintenance of certain financial ratios and restrictions on distributions, indebtedness, liens, acquisitions and other significant actions. Failure to comply with certain covenants would, among other things, permit the Company's lenders to accelerate the maturity of the obligations thereunder and could result in cross-defaults permitting the acceleration of debt under other Company credit facilities.


       Joint Venture Risks

            In connection with its new business strategy, the Company has entered into, and in the future will continue to seek, joint venture arrangements with entities whose complementary resources or other business strengths will contribute to the competitive position of the Company. A joint venture may involve special risks associated with the possibility that a venture partner (i) at any time may have economic or business interests or goals that are inconsistent with those of the Company, (ii) may take actions contrary to the instructions or requests of the Company or contrary to the Company's policies or objectives with respect to its real estate investments or (iii) could experience financial difficulties. Actions by a venture partner of the Company may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences. As a participant in certain joint ventures, the Company may be jointly and severally liable for the debts and liabilities of the joint venture. No assurance can be given that any joint venture arrangements entered into by the Company will achieve the results anticipated or otherwise prove successful.

       Period-to-Period Fluctuations

            The Company's real estate projects are long-term in nature. Sales activity at the Company's newly planned retirement communities and other real estate developments varies from period to period, and the ultimate success of any community cannot be determined from results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand or other reasons) than it does during later periods over the life of the community. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations. Thus, the timing and amount of revenues arising from capital expenditures are subject to considerable uncertainty. The inability of the Company to manage effectively its cash flows from operations would have an adverse effect on its ability to service its debt and to meet its working capital requirements.

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

       FORWARD-LOOKING STATEMENTS - continued


       Competition

            The Company's homebuilding, planned community development and other real estate operations are subject to substantial existing and potential competition (including increased competition from a number of national homebuilders that are entering or expanding their presence in planned community development). Some of the Company's current and potential competitors have longer operating histories and greater financial, sales, marketing, technical and other competitive resources. Existing and future competition may have an adverse effect on the financial condition of the Company.


       Governmental Regulation and Environmental Considerations

            The Company's business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and "no growth" or "slow growth" policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of its developments. Various governmental approvals and permits are required throughout the development process (to the extent they have not already been obtained), and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. The incurrence of substantial compliance costs and the imposition of delays and other regulatory burdens on the Company could have a material adverse effect on the operations of the Company.

            Furthermore, various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of the hazardous substances. The presence of such hazardous substance at one or more of the Company's properties, and the requirement to remove or remediate such substances, may result in significant cost to the Company.

       Item 8.   Financial Statements and Supplementary Data


           Report of Independent Certified Public Accountants..............29

           Consolidated Balance Sheets -- December 31, 1997 and  1996......30

           Consolidated Statements of Operations -- For the years ended
             December 31, 1997, 1996 and 1995..............................31

           Consolidated Statements of Stockholders' Equity -- For the
             years ended December 31, 1997, 1996 and 1995..................32

           Consolidated Statements of Cash Flows -- For the years ended
             December 31, 1997, 1996 and 1995..............................33

           Notes to Consolidated Financial Statements......................35

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


       Stockholders and Board of Directors
       Avatar Holdings Inc.

       We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                         ERNST & YOUNG LLP




       Miami, Florida
       March 13, 1998

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                               (Dollars in thousands)

                                             December 31   December 31
                                                 1997          1996
                                             -----------   -----------
Assets
------
Cash and cash equivalents                         $4,085        $6,463
Restricted cash                                    4,690         1,583
Investments _ trading                                  -         4,535
Contracts and mortgage notes receivables, net     24,319        38,200
Other receivables, net                             6,186         7,066
Land and other inventories                       161,161       162,204
Property, plant and equipment, net               188,602       186,378
Other assets                                      19,448        12,916
Regulatory assets                                  3,318         3,768
Assets of discontinued operations                 27,559        20,072
                                                --------      --------
    Total Assets                                $439,368      $443,185
                                                ========      ========
Liabilities and Stockholders' Equity
------------------------------------

Liabilities
-----------
Notes, mortgage notes and other debt:
 Corporate                                       $44,506       $33,148
 Notes, collateralized by contracts and
  mortgage notes receivable                       23,566        36,030
 Real estate                                      39,163        27,462
 Utilities                                        39,216        42,152
Estimated development liability for sold land      8,697         8,459
Accounts payable                                   6,081         7,116
Accrued and other liabilities                     36,918        30,842
Deferred customer betterment fees                 18,667        18,430
Minority interest in consolidated subsidiaries     7,268         9,064
Liabilities of discontinued operations            18,662        11,785
                                                 -------       -------
    Total Liabilities                            242,744       224,488

Commitments and contingent liabilities
Contributions in aid of construction              61,582        59,245

Stockholders' Equity
--------------------
Common Stock, par value $1 per share
 Authorized:  15,500,000 shares
 Issued: 9,170,102 shares in 1997;
   12,715,448 shares in 1996                       9,170        12,715
Additional paid-in capital                       151,422       207,271
(Deficit) retained earnings                     (25,550)         1,439
                                                --------      --------
                                                 135,042       221,425
Treasury stock, at cost: 0 shares in 1997;
 3,620,346 shares in 1996                              -        61,973
                                                --------      --------
  Total Stockholders' Equity                     135,042       159,452
                                                --------      --------
  Total Liabilities and Stockholders' Equity    $439,368      $443,185
                                                ========      ========

See notes to consolidated financial statements.

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                   (Dollars in thousands except per-share amounts)

                                         For the year ended December 31
                                         ------------------------------
                                            1997      1996      1995
                                           ------    ------    ------
Revenues
--------
Real estate sales                          $84,855  $93,510   $48,217
Deferred gross profit on homesite sales      3,998    2,639     (720)
Utilities revenues                          34,293   32,749    29,669
Interest income                              5,200    7,846     9,427
Trading account profit, net                     71    2,210     6,912
Other                                          667    2,405       663
                                           -------   ------    ------
Total revenues                             129,084  141,359    94,168

Expenses
--------
Real estate expenses                        93,559   90,475    58,626
Real estate inventory write-down            14,667    1,464         -
Utilities expenses                          25,627   25,505    24,923
General and administrative expenses          8,756    8,784     9,210
Interest expense                            12,668   12,053    11,518
Other                                          681      814       811
                                           -------   ------    ------
Total expenses                             155,958  139,095   105,088
                                           -------   ------    ------
(Loss) income from continuing
 operations                               (26,874)    2,264   (10,920)

Discontinued operations:
 (Loss) income from operations, less
   income tax expense of $0                  (115)   (1,224)      581
                                          --------   -------  -------
Net (loss) income                        ($26,989)   $1,040  ($10,339)
                                          ========  =======   ========

Basic and Diluted EPS:
  (Loss) income from continuing
   operations                              ($2.95)    $0.25   ($1.20)
  (Loss) income from discontinued
   operations                              ($0.01)   ($0.14)    $0.06
  Net (loss) income                        ($2.96)    $0.11   ($1.14)


See notes to consolidated financial statements.

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity
                               (Dollars in thousands)

                                          Additional  (Deficit)
                              Common       Paid-in    Retained   Treasury
                              Stock        Capital    Earnings    Stock
                             --------     --------    --------   --------
 Balance at January 1, 1995   $12,715     $207,271     $10,738    $61,973

     Net loss                       -            -    (10,339)          -
                             --------     --------    --------   --------

 Balance at December 31, 1995  12,715      207,271         399     61,973

     Net income                     -            -       1,040          -
                             --------     --------    --------   --------


Balance at December 31, 1996   12,715      207,271       1,439     61,973
 Issuance of common stock          75        2,503           -          -
 Retirement of treasury stock (3,620)     (58,352)           -   (61,973)
 Net loss                           -            -    (26,989)          -
                             --------     --------    --------   --------

Balance at December 31, 1997   $9,170     $151,422    ($25,550)  $      -
                             ========     ========    ========   ========



       There are 5,000,000 authorized shares of preferred stock, none of which are issued.

       See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                               For the year ended December 31
                                               -------------------------------
                                                 1997       1996       1995
                                               --------   --------   ---------
OPERATING ACTIVITIES
--------------------
Net (loss) income                              ($26,989)    $1,040  ($10,339)
Adjustments to reconcile net (loss) income to
 net cash provided by (used in)
  operating activities:
   Depreciation and amortization                  11,520    10,278     9,654
   Deferred gross profit                         (3,998)   (2,639)       720
   Cost of homesite sales not requiring cash       3,004     3,956     3,590
   Inventory writedown                            14,667     1,464         -
   Trading account profit, net                      (71)   (2,210)   (6,912)
   Changes in operating assets and liablities:
     Restricted cash                             (3,107)       420     (731)
     Investments _ trading                         4,606    45,554    11,000
     Principal payments on contracts receivable   14,435    14,391    17,571
     Receivables                                   3,444     1,616   (6,560)
     Other receivables                               880     (362)   (1,174)
     Inventories                                (16,390)  (27,291)  (34,711)
     Other assets                                (6,532)       884     2,591
     Accounts payable and accrued and other
       liabilities                                 8,307   (2,766)     4,228
     Assets/liabilities of discontinued
       operations                                  (610)   (1,974)   (3,622)
                                                --------  --------  --------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                         3,166    42,361  (14,695)

INVESTING ACTIVITIES
--------------------
Investment in property, plant and equipment     (11,407)  (11,465)  (13,473)
                                                --------  --------  --------
NET CASH USED IN  INVESTING ACTIVITIES          (11,407)  (11,465)  (13,473)

FINANCING ACTIVITIES
--------------------
Net proceeds from revolving lines of credit and
 long-term borrowings                             62,183    73,931    68,348
Principal payments on revolving lines of credit
 and long-term borrowings                        (54,520) (100,800)  (42,122)
Redemption of preferred stock of subsidiary      (1,800)         -         -
Purchase of 9% debentures                              -         -     (387)
                                                --------  --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                        5,863  (26,869)    25,839
                                                --------  --------  --------
(DECREASE) INCREASE IN CASH                      (2,378)     4,027   (2,329)

Cash and cash equivalents at beginning of year     6,463     2,436     4,765
                                                --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $4,085    $6,463    $2,436
                                                ========  ========  ========

                                         33

                       AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows -- continued
                               (Dollars in thousands)

                                                           For the year ended December 31
                                                           ------------------------------
                                                             1997       1996       1995
                                                           --------   --------   --------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
-----------------------------------------------
Contributions in aid of construction                         $5,250     $5,584     $5,000
                                                           ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid during the period for:

Interest  - Continuing operations (net of amount
             capitalized of $2,927, $3,573 and $3,234
             in 1997, 1996 and 1995, respectively)           $9,756     $9,336    $10,899
                                                           ========   ========   ========
Interest  - Discontinued operations (net of amount
            capitalized of $272, $430 and $0 in 1997,
            1996 and 1995, respectively)                     $1,041       $473       $221
                                                           ========   ========   ========


See notes to consolidated financial statements.

                        AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  December 31, 1997
                     (Dollars in thousands except per-share data)

       NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation:
       ----------------------------
            The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries ("Avatar"). All significant intercompany accounts and transactions have been eliminated in consolidation.

       General:
       --------
          Avatar is  principally engaged in  the business  of developing  and
       selling  single  and  multifamily  residential  housing,  active   adult
       communities, improved and unimproved real estate, and providing water and wastewater utilities services.

       Cash and Cash Equivalents and Restricted Cash:
       ----------------------------------------------
            The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $4,690 and $1,583 as of December 31, 1997 and 1996, respectively. These balances are comprised of housing deposits that will become available to the Company when the housing contracts close and utilities deposits from water utilities customers.

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

            In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires
       impairment  losses  to   be  recorded  on  long-lived  assets  used   in
       operations  when   indicators  of   impairment  are   present  and   the
       undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of.
       The Company adopted Statement 121 in the first quarter of 1996, and there was no material impact on the Company's operations or financial position. Reference is made to Note E for a discussion regarding impairment of real estate inventory.

       Revenues:
       ---------
            Sales of housing units are recognized in full upon the transfer of title to a purchaser. Revenues from commercial land and bulk land sales are recognized in full at closing, provided the purchaser's initial investment is adequate, all financing is considered collectible and Avatar is not obligated to perform significant future activities.

            The Company uses the installment method of profit recognition for sales of homesites, the accrual method of profit recognition for sales of completed vacation ownership intervals, and the percentage of completion method for sales of those vacation ownership intervals that are under construction. Under the installment method, the gross profit on recorded sales is deferred and recognized in income of future periods as principal payments on related contracts are received, and deferred profit is included in the balance sheet, as a reduction of contracts receivable, until recognized. Under the percentage of completion method, the gross profit on recorded sales is recognized based upon the percentage of construction completed.

            Utilities revenues are recorded as the service is provided.

       Property, Plant and Equipment:
       ------------------------------
            Property, plant and equipment are stated at cost and depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Depreciation, maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost.

       Income Taxes:
       -------------
            Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

            The cumulative  effect of adopting Statement  No. 109 for  Avatar's utilities subsidiaries was not credited or charged to net income, but was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises. The regulatory liabilities and regulatory assets will generally be amortized to income or expense over the useful lives of the utilities systems and reflect probable future revenue reductions or increases from ratepayers.

       Deferred Customer Betterment Fees:
       ----------------------------------
            Amounts collected from customers for utilities improvements are classified as "Deferred Customer Betterment Fees." These fees will be reclassified to "Contributions in Aid of Construction" when service to the customer begins.

       Contributions in Aid of Construction:
       -------------------------------------
            Advances   from   real   estate   developers   and   other   direct
       contributions to utilities subsidiaries for plant construction are recorded as " Contributions in Aid of Construction." To the extent required by regulatory agencies, the account balance is amortized over the depreciable life of the utilities plant as an offset to depreciation expense.

       Investments:
       ------------
              The Company classified its entire investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities were carried at fair value that was $0 at December 31, 1997 and $4,535 at December 31, 1996.

       Stock Options:
       --------------
            In October  1995, the FASB  issued Statement  No. 123,  "Accounting for Stock-Based Compensation." Statement No. 123 allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
       25). The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and has added the expanded disclosure in Note N to comply with Statement No. 123.

       Postretirement Benefits:
       ------------------------
            The Company accrues postretirement benefits (such as health care benefits) during the years an employee provides services. These benefits for retirees are currently provided only to the employees of the Company's utilities subsidiaries.

       Advertising Costs:
       ------------------
            Advertising costs  are expensed as incurred.   For the years  ended
       December 31, 1997, 1996 and 1995, advertising costs totaled $3,749, $3,758 and $3,265, respectively.

       Earnings Per Share:
       -------------------
            Earnings per share is computed based on the weighted average number of shares outstanding of 9,113,595 for 1997 and 9,095,102 for both 1996 and 1995. In computing earnings per share for 1997, the conversion of the employee stock options was not assumed, as the effect would be antidilutive. There is no difference between basic and diluted earnings per share for 1997, 1996 and 1995.

       Use of Estimates:
       -----------------
            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results, however, could differ from those estimates.

       Impact of Recently Issued Accounting Standards:
       -----------------------------------------------
            In  June  1997,  the FASB  issued  Statement  No.  130,  "Reporting
       Comprehensive Income." Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement No. 130, which is effective for fiscal years beginning after December 15, 1997, will have no impact on the Company's consolidated results of operations, financial position or cash flows.

            In June 1997, the FASB issued Statement No. 131, "Disclosure  about
       Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the reporting of financial information from the operating segments in annual and interim financial statements issued to shareholders. Statement No. 131 also establishes standards for related disclosures with respect to products and services, geographic areas of operations, and major customers. Statement No. 131, which is effective for fiscal years beginning after December 15, 1997, will have no impact on the Company's consolidated results of operations, financial position or cash flows. However, Statement No. 131 may affect reported segments and the Company is reviewing this matter.

       Acquisitions:
       -------------
            In accordance with the Company's plan to develop active adult communities at various properties, the Company acquired, on October 3, 1997, key executives, systems and software from Hilcoast Development Corp. (Hilcoast), the developers of Century Village, in exchange for 75,000 shares of Avatar common stock. This acquisition was accounted for as a purchase. Additionally, Avatar acquired an option to purchase from a direct wholly owned subsidiary of Hilcoast, all rights to use the name "Century Village", together with any trademarks or other intellectual property rights. The option is exercisable by the Company until October 3, 1998, and upon closing the purchase, the Company would be obligated to issue a number of shares of Avatar common stock having a fair market value on the day immediately preceding the closing equal to $1,719. The excess purchase price over the estimated fair value of the acquired assets is being amortized using the straight-line method over 10 years.

            In order to expand its upscale homebuilding business, the Company, on December 4, 1997, entered into an asset purchase agreement to acquire certain assets of Brookman-Fels, Jeff Ian, Inc. (Brookman-

       Fels), for an aggregate of $3,899 payable in installments commencing February 1, 1998 and ending November 1, 2002. This acquisition was accounted for as a purchase. The excess purchase price over the estimated fair value of the acquired assets is being amortized using the straight-line method over 5 years. Brookman-Fels is a well-known regional developer of custom and semi-custom homes and single-family residential communities in South Florida.

       Reclassifications:
       ------------------
            Certain  1996  and   1995  financial  statement  items  have   been
       reclassified to conform to the 1997 presentations.

       NOTE B - REAL ESTATE SALES

            The components of real estate sales are as follows:

                                             For the year ended December 31
                                             ------------------------------
                                               1997       1996       1995
                                              --------  -------    -------
Revenues from homebuilding activities          $57,912  $49,672    $13,260
Resort revenues                                 13,787   16,087     14,151
Gross homesite sales *                           2,552   12,387     12,561
Proceeds from sale of recreation facility            -    8,300          -
Rental, leasing, cable and other
  real estate operations                         5,163    5,362      5,621
Commercial/industrial land sales                 5,441    1,702      2,624
                                              --------  -------    -------
   Total real estate sales                     $84,855  $93,510    $48,217
                                              ========  =======    =======


             *  1996   includes  $3,714  of   land  sales   generated  by   the
       Homebuilding Division and $4,276 for bulk land sales.

       NOTE C - INVESTMENTS

           As of December 31, 1996, the Company classified its entire investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account profit. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. Fair values for thinly traded investment securities are generally based on prices quoted by investment brokerage companies. As of December 31, 1997, the Company had liquidated its trading account and used such funds, net of related debt, as working capital.

            Avatar's investment portfolio at December 31, 1996 included corporate bonds and other bonds rated B- or above by Moody's and/or Standard and Poor's, non-rated bonds of companies which are in bankruptcy and have defaulted as to payments of principal and interest on such bonds, equity securities, money market accounts and U.S. Government and Agency securities.

            The  following table  sets forth  the  fair values  of  investments


                                            1997        1996
                                          ---------   --------
            Non-rated bonds                   $   -        $77
            Equity securities                     -         81
            Other rated bonds                     -      2,172
            Money market accounts                 -      2,205
                                          ---------   --------
              Total market value              $   -     $4,535
                                          =========   ========
              Aggregate cost                  $   -     $3,975
                                          =========   ========



       NOTE D - CONTRACTS AND MORTGAGE NOTES RECEIVABLES

            Contracts and mortgage notes receivables are summarized as follows:

                                                    December 31
                                               -----------------------
                                                 1997		        1996
                                               ----------   ----------
Contracts and mortgage notes receivable           $40,478      $61,534
                                               ----------   ----------
            Less:
              Allowance for doubtful accounts           -          179
              Market valuation reserve                 43          133
              Deferred gross profit                15,659       21,878
              Other                                   457        1,144
                                               ----------   ----------
                                                   16,159       23,334
                                               ----------   ----------
                                                  $24,319      $38,200
                                               ==========   ==========


            Contracts and mortgage notes receivable were generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 1997 resulted from sales made to customers in the northeast.

            Contracts receivable are collectible primarily over a ten year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). The Company generally requires that customers pledge the homesites as collateral for contracts and mortgages receivable and such collateral can be repossessed by the Company in the event of default. A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 1997 and 1996 were $5,286 or 13.1% and $7,099 or 9.6%, respectively. Estimated maturities for the five years subsequent to 1997 are 1998 - $12,038; 1999 - $8,318; 2000 -
       $5,326; 2001 - $3,945; and 2002 - $3,173.

       NOTE E - LAND AND OTHER INVENTORIES


            Inventories consist of the following:

                                                           December 31
                                                     ---------------------
                                                        1997       1996
                                                       --------	 --------
Land developed and in process of development            $98,407  $105,617
Land held for future development or sale                 31,552    33,544
Dwelling units completed or under construction           30,334    22,270
Other                                                       868       773
                                                       --------	  -------
                                                       $161,161  $162,204
                                                       ========  ========



            During 1997, there were indicators of impairment present in accordance with Statement 121 and the Company recorded an impairment loss of $14,667 to the carrying value of its Harbor Islands community. This impairment loss was due to a revision to the existing development plan in connection with the Company's new business strategy during 1997. The portion of the Harbor Islands community that the Company does not plan to develop has been valued based on an independent appraisal less the estimated cost of sale. Certain land held for future development by the Company has been valued at the estimated discounted cash flows in accordance with Statement 121 as the undiscounted cash flows were less than the carrying amount of the assets.

            In 1996,  the Company recorded  an impairment loss  of $1,464 on  a
       certain tract of  land located at the Company's  Banyan Bay site.   Fair
       value was determined based on a purchase offer received for the land.


       NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

            The estimated cost to complete consists of required land and utilities improvements in all areas designated for homesite sales and are summarized as follows:


                                                  December 31
                                                ---------------
                                                 1997     1996
                                                -------  ------
Gross unexpended costs (net of recoveries
  of $11,359 in 1997 and $11,941 in 1996)       $12,030 $11,685
Less costs relating to unsold homesites           3,333   3,226
                                                -------  ------
Estimated development liability for sold land    $8,697  $8,459
                                                =======  ======



            These estimates are based on engineering studies of quantities of work to be performed based on current estimated costs. These estimates are reevaluated annually and adjusted accordingly.

          		A major  portion of the  estimated development  liability for  sold land relates to  utilities extensions for homesites at Avatar's  Arizona community (Rio Rico) which were sold prior to 1980.

            At Rio Rico, Avatar entered into various service and construction agreements with Citizens Utilities Company (Citizens), a non-related company, generally providing for Avatar to construct certain utilities facilities and deed them to Citizens. Avatar's expenditures, related to the construction of some of these facilities, are expected to be reimbursed from Citizens' present and future customers. Some of these reimbursable amounts are determined by specific formulas. The recovery of these expenditures is

       NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND _ continued

       dependent upon the community attaining an occupancy and/or usage level sufficient to allow reimbursement prior to the expiration of the agreements. During 1993, Avatar purchased Citizens' water and wastewater treatment division, thereby voiding the portion of the existing agreement relating to water and wastewater extensions, leaving only the electrical portion.

            Avatar may be obligated to expend approximately $7,357 (current costs) to complete water and wastewater utilities facilities at its Poinciana subdivision. These possible future obligations are based on internal engineering studies and are not included in the estimated development liability discussed above. As such, past and future expenditures are expected to be recovered from customers' fees and future revenues.

            Expenditures, net of recoveries, for homesite improvement costs totaling $12,030 are estimated as follows: 1998-$2,000 and thereafter- $10,030. Because the timing of the expenditures after 1998 is dependent upon certain future occurrences beyond Avatar's control, projection by year after 1998 is not presently practicable.


       NOTE G - PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment and accumulated depreciation consist of the following:

                                               December 31
                                           -------------------
                                             1997      1996
                                           ---------  --------

Utilities land,  plant and equipment       $242,428  $230,600
Land and improvements                        12,160    12,395
Buildings and improvements                   17,821    17,941
Machinery,  equipment and fixtures           13,695    13,513
Other                                           386       639
                                          ---------  --------
                                            286,490   275,088
Less accumulated depreciation                97,888    88,710
                                          ---------  --------
                                           $188,602  $186,378
                                          =========  ========



            Depreciation charged to operations during 1997, 1996 and 1995 was $6,961, $5,989 and $5,603, respectively, net of amortization of contributions and advances in aid of construction of $4,559, $4,289 and $4,051 during 1997, 1996 and 1995, respectively.

       NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT

           Notes, mortgage notes and other debt are summarized as follows:


                                                          December 31
                                                        ---------------
                                                         1997     1996
                                                        -------  ------
Corporate:
  Bank credit lines                                     $14,000  $3,350
  8% senior debentures, due 2000, net of unamortized
     discount of $697 and $899, respectively           	  6,930   6,728

  9% senior debentures, due 2000, net of unamortized
     discount of $1,769 and $2,275, respectively         23,576  23,070
                                                        ------- -------
                                                       	$44,506 $33,148
                                                        ======= =======


Notes, collateralized by contracts and mortgage
 notes receivable:
  Bank credit lines                                     $23,566 $36,030
                                                        ======= =======

Real estate:
  Mortgage note obligations,  interest rates ranging from
    8.875% to 9.25%, due from 1999 - 2002                $5,865  $4,969

  Note payable, non-interest bearing, due 1998-2002       3,899       -

  Development and construction loans, due 1998-2002
   interest rates ranging  from 8.75% to 10.0%           29,399  22,493
                                                        ------- -------
                                                        $39,163 $27,462
                                                        ======= =======
Utilities:
  Bank credit lines                                      $1,432  $4,350

  Utilities first mortgage bonds due serially from
    1998-2007, interest rates ranging from 7.79% to
    9.19%                                                13,942  15,608


  Utilities senior notes, 7.27%, due 2000 - 2010         18,000  18,000

  Utilities promissory notes, due 1998 - 2002             5,842   4,194
                                                        ------- -------
                                                        $39,216 $42,152
                                                        ======= =======



            At December 31, 1997, Avatar had secured bank credit lines of $43,566 and unsecured bank credit lines of $15,000. The unused portions of secured and unsecured credit lines were $6,000 and $13,568, respectively, at December 31, 1997. The weighted average interest rate on short term borrowing at December 31, 1997 was 9.8%. Interest rates for borrowings range from 6.97% to 9.19% on the unsecured bank credit lines and from 8.75% to 10.0% on the secured bank credit lines at December 31, 1997. Additionally, certain credit lines provide for fixed rate borrowings pursuant to Eurodollar interest rates. Under the terms of these agreements, Avatar is restricted from paying dividends and is required to maintain a minimum net worth, as defined. Certain real property and contracts and mortgage notes receivable of $32,565 at December 31, 1997 collateralize the secured lines.

   NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT _ continued

            During 1996, an Avatar subsidiary and Stanco Partners Ltd. entered into a joint venture agreement (the Joint Venture) and acquired Casa Del Mar (CDM), an Ormond Beach, Florida beachfront hotel. In connection with the acquisition of Casa Del Mar, the Joint Venture entered into a loan agreement with $5,439 and $5,674 outstanding at December 31,
       1997 and 1996,  respectively.   The debt is  guaranteed by a subsidiary
       of Avatar as well as the Joint Venture Partners. This Joint Venture is included in the time share operations which has been classified as a discontinued operation as discussed in Note T.

            Maturities of notes, mortgage notes and other debt at December 31, 1997, are as follows:

                    Notes,collateralized
                        by contracts
                       mortgage notes
           Corporate    receivable     Real Estate  Utilities    Total
           --------	    -----------    -----------  ---------   -------
1998            $  -         $    -        $13,509     $2,334   $15,843
1999          14,000         18,340          2,255      2,484    37,079
2000          30,506              -         14,503      5,553    50,562
2001               -          5,226          2,825      4,121    12,172
2002               -              -          5,033      4,127     9,160
Thereafter         -              -          1,038     20,597    21,635
            --------	    ----------   ------------  ---------   -------
             $44,506        $23,566        $39,163    $39,216  $146,451
            ========     ==========   ============  =========   =======

           During the first quarter of 1998, the Company repaid $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000 from the net proceeds from the issuance on February 2, 1998 of $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (reference is made to Note U).

            During the first quarter of 1998, the Company repaid $5,226 from a real estate line secured by contracts and mortgage receivables.

            Interest capitalized during 1997, 1996 and 1995 amounted to $3,199, $4,003 and $3,234, respectively.

            Property, plant and equipment and inventory pledged as collateral for notes, mortgage notes and other indebtedness had a net book value of approximately $163,000 at December 31, 1997.

            Included in  notes, mortgage notes and  other debt at December  31,
       1997 is a related party $3,899 note payable to Brookman-Fels in installments commencing February 1, 1998 and ending November 1, 2002. In connection with the acquisition of Brookman-Fels (as discussed in Note A), the Company entered into employment contracts with its three principals. In addition, pursuant to a Joint Venture Agreement in place
       at   the   time  of  the  aquisition   the  Company  paid  Brookman-Fels
       approximately $440 and $240 in fees and reimbursed expenses,respectively, during 1997.

       NOTE I - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

            As of December 31, 1997 and 1996, preferred stock outstanding is as follows:



                                     December 31
                                  ----------------
                                   1997      1996
                                  ------    ------
  9%cumulative preferred stock    $7,200    $9,000
  Other                               68        64
                                  ------    ------
                                  $7,268    $9,064
                                  ======    ======



       Avatar's utilities subsidiary's 9% cumulative preferred stock issue provides for redemption of a minimum of $1,800 of the preferred stock to be redeemed each year beginning in 1997. During 1997 $1,800 of preferred stock was redeemed. Redemption of all outstanding shares shall occur no later than March 1, 2001. Charges to operations recorded as "Other Expenses" relating to preferred stock dividends of subsidiaries amounted to $681 in 1997, $814 in 1996, and $811 in 1995.


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

            The following table sets forth the defined benefit plan's funded status as of December 31, 1997, 1996 and 1995 and the retirement expense recognized in the consolidated statements of operations for the years then ended.

                                                   1997       1996      1995
                                                  -------    -------   -------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation,including
  vested benefits of $3,832, $3,288, and $2,924,
  respectively                                     $3,942     $3,367    $3,025
                                                  =======    =======   =======
Projected benefit obligation for services
 rendered to date                                ($4,574)   ($3,885)  ($3,646)
Plan assets at fair value                           4,604      4,060     3,642
                                                  -------    -------   -------
Projected benefit obligation less than
 (in excess of) plan assets                            30        175       (4)
Unrecognized net gain                               (271)      (515)     (413)
Prior service cost not yet recognized in net
  periodic pension cost                               315        362       409
Unrecognized net assets at January 1,1986,
 net of amortization                                 (43)       (58)      (73)
                                                  -------    -------   -------
Accrued pension cost included in accrued and other
 liabilities                                          $31      ($36)     ($81)
                                                  =======    =======   =======
Net retirement cost included the following components:
         Defined benefit plan:
          Service cost - benefits earned during the
           period                                    $204       $204      $190
          Interest cost on projected benefit
           obligation                                 307        284       250
          Actual return on plan assets              (423)      (406)     (495)
          Net amortization and deferral               122        139       245
                                                  -------    -------   -------
	    Net Pension Cost                                 210        221       190
         Defined contribution plan                    125        122       117
                                                  -------    -------   -------
           Total retirement expense                  $335       $343      $307
                                                  =======    =======   =======

							45

            The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 7.5% in 1997, 1996 and 1995, rate of increase in future compensation levels of 5% in 1997, 1996 and 1995, and expected long-term rate of return on plan assets of 8% in 1997, 1996 and 1995.

            Plan assets are invested in the general asset fund of a major insurance company, which is composed primarily of fixed income securities, and a separate account, which is composed of equity securities, public bonds or cash equivalents.

       NOTE K - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

            A utilities subsidiary of Avatar sponsors a defined non-contributory benefit postretirement plan that provides medical and life insurance benefits to both salaried and nonsalaried employees after retirement. Participants contribute a portion of such benefits. The utilities' funding policy for its postretirement plan is to fund on a pay-as-you-go basis.

            The following table sets forth the plan's status as of December 31, 1997, 1996 and 1995:



       Accumulated postretirement benefit
         obligation                                    1997     1996     1995
                                                   -------- -------- --------
       Retirees                                      ($729)   ($882)   ($948)
       Fully eligible active plan participants        (593)    (496)    (768)
       Other active plan participants               (1,586)  (1,460)  (2,299)
                                                   -------- -------- --------
									                                           (2,908)  (2,838)  (4,015)
       Plan assets at fair value                          0        0        0
                                                   -------- -------- --------
       Accumulated postretirement benefit obligation
           in excess of plan assets                 (2,908)  (2,838)  (4,015)
       Unrecognized net gain from past experience
           different from that assumed and from
           changes in assumptions                   (2,320)  (2,281)    (715)
       Unrecognized transition obligation             2,489    2,645    2,798
                                                   -------- -------- --------
       Accrued postretirement benefit cost inluded
           in the accrued and other liabilities    ($2,739) ($2,474) ($1,932)
                                                   ======== ======== ========

       Net periodic postretirement benefit cost included the following components:

           Service cost                                $170     $244     $273
           Interest cost on accumulated
             postretirement benefit obligation          205      277      283
           Amortization of transition obligation
             over 20 years                              155      155      155
           Other                                      (217)     (88)     (35)
                                                   -------- -------- --------
           Net periodic postretirement benefit         $313     $588     $676
                                                   ======== ======== ========

            For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 1997, 1996 and
       1995 was 10%, 10% and 11%, respectively; the rate of increase was assumed to decrease to 6% by the year 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $484 and the aggregate of the service and interest cost components of net periodic postretirement benefit for the year then ended by $74.

            The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1997, 1996 and 1995.

       NOTE L - LEASE COMMITMENTS

            Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2001. Rental expenses for the years 1997, 1996 and 1995 were $2,089, $1,769, and $1,469, respectively. Minimum rental commitments under noncancelable operating leases as of December 31, 1997 were as follows:
       1998 - $2,169; 1999 - $1,750; 2000-$772; 2001 - $107; 2002 -$5.

       NOTE M - ACCRUED AND OTHER LIABILITIES

            Accrued and other liabilities are summarized as follows:

                                              December 31
                                           -----------------
                                             1997     1996
                                           -------   -------
            Property taxes                  $4,658    $5,788
            Customer deposits and advances  10,595     5,225
            Interest                         1,048     1,027
            Other                           20,617    18,802
                                           -------   -------
                                           $36,918   $30,842
                                           =======   =======

            As of December 31, 1997, the Company had certain incentive compensation agreements providing for a cash payment (to the extent vested), within ten days following the respective fifth anniversary date (payment terms are subject to renewal agreements) of the respective agreement (or the termination date, if earlier), in an amount equal to the excess of a formula amount based upon the closing prices of Avatar common stock during a specified period prior to the respective fifth anniversary date (or termination date, if earlier) over the closing price of Avatar common stock on the date of the respective agreement. Each eligible employee will vest in the rights to this incentive compensation with respect to one-fifth thereof in each of the first through fifth anniversaries, subject to certain terms and conditions of the contracts should their employment status change prior to the fifth anniversary. For the years ended December 31, 1997, 1996 and 1995, the Company recorded incentive compensation of ($471), ($213) and $39, respectively, associated with these agreements. The liability for incentive compensation included in other liabilities at December 31, 1997 and 1996 is $351 and $822, respectively.

       NOTE N - STOCK OPTIONS

            The Company's 1997 Incentive and Capital Accumulation Plan (the 'Incentive Plan') was adopted by the Incentive Plan Committee, ratified by the Board of Directors on February 13, 1997 and approved by the stockholders at the Annual Meeting on May 29, 1997. The Incentive Plan makes available 425,000 shares of Avatar common stock subject to certain adjustments. On February 13, 1997 Avatar entered into a Nonqualified Stock Option Agreement (the Options) with the Company's President and granted him an option to purchase 225,000 shares of Avatar common stock at $34 per share (such price being in the judgment of the Incentive Plan Committee not less than 100% of the Fair Market Value as defined in the Incentive Plan). The Options will become exercisable with respect to 45,000 shares on February 13, 1998 and on each February 13 thereafter through 2002, and any unexercised portion of the Options will expire on February 13, 2007.

            A summary of the status of the Company's Incentive Plan as of December 31, 1997 and changes during the year ending is presented below:


                                      Options     Weighted-Average
                                      (000's)      Exercise Price
                                     ---------  ------------------
            Outstanding at begining
              of year                        -              $    -
            Granted                        225                  34
            Exercised                        -                   -
            Forfeited                        -                   -
                                     ---------
            Outstanding at end of
              year                         225                  34
                                     =========
            Exercisable at end of
              year                           -                   -

            Weighted-average per
              share fair value of
              options granted during
              the year                  $16.59
                                     =========


            The Company applies APB 25 and related interpretations in accounting for the Incentive Plan. No compensation expense was recognized in 1997 because all stock options granted have an exercise price greater than the average market value of the Company's stock on the date of grant. If the Company elected to account for the Incentive Plan under Statement No. 123, compensation cost for the Incentive Plan would be determined based on the fair value at the grant dates. The weighted average fair value of options granted during 1997 was $16.59. The fair value of each option granted in 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.38%; expected volatility of 17.6%; dividend yields of 0.0% and expected life of 10 years.

            The following table summarizes the Company's pro forma income from continuing operations, net (loss) income and earnings per share in accordance with Statement No. 123 for the year ended December 31, 1997:

                                              As Reported   Pro forma
                                             ------------- -----------
            Loss from continuing operations      ($26,874)   ($27,534)
            Net loss                             ($26,989)   ($27,649)

            Basic and Diluted Per Share Data:
              Loss from continuing operations      ($2.95)     ($3.02)
              Net loss                             ($2.96)     ($3.03)


       NOTE O - INCOME TAXES

            Under the installment method of tax reporting for homesite and vacation ownership sales, Avatar anticipates that its 1997 consolidated federal income tax return will reflect a net operating loss carryforward of approximately $52,000, which expires in years 2003 through 2012. In addition, investment tax credits and alternative minimum tax credit carryforwards of approximately $5,000 are available, a portion of which expires in years 1998 to 2001. The Internal Revenue Service has not examined these carryforwards.

            The  Company has  recorded a  valuation allowance  of $51,000  with respect to the deferred income tax assets that remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $9,000 which, if utilized, will be credited to additional paid-in capital.

            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                              1997       1996
                                                            --------   --------
            Deferred income tax assets
                Net operating loss carryover                 $20,000    $15,000
                Tax over book basis of land inventory         31,000     24,000
                Unrecoverable land development costs           3,000      3,000
                Tax over book basis of depreciable assets      5,000      7,000
                Alternative minimum tax and investment tax
                  credit carry forward                         5,000      5,000

                Other                                          2,000      2,000
                                                            --------   --------
                      Total deferred income taxes             66,000     56,000

                Valuation allowance for deferred income
                 tax assets                                 (51,000)   (41,000)
                                                            --------   --------
            Deferred income tax assets after
                valuation allowance                           15,000     15,000
            Deferred income tax liabilities
                Book over tax income recognized on homesite
                 sales                                       (2,000)    (3,000)
                Book over tax income recognized on vacation
                 ownership                                   (4,000)    (3,000)
                Deferred carrying charges on utilities
                 plants                                      (2,000)    (2,000)
                Other                                        (7,000)    (7,000)
                                                            --------   --------
	      Total deferred income tax liabilities                (15,000)   (15,000)
                                                            --------   --------
            Net deferred income taxes                             $0         $0
                                                            ========   ========

            A reconciliation of income tax expense (credit) to the expected income tax expense (credit) at the federal statutory rate of 34% for the year ended December 31 is as follows:


                                                   1997      1996      1995
                                                 --------  --------  --------
            Income tax expense (credit) computed
               at statutory rate                 ($9,137)      $770  ($3,713)
            Income tax effect of non-deductible
             dividends on preferred stock of
             subsidiary                               232       277       276
            State income tax expense(credit),
             net of  federal effect               (1,032)       147     (381)
            Other                                    (63)     (194)     (182)
            Change in valuation allowance on
             deferred tax assets                   10,000   (1,000)     4,000
                                                 --------  --------  --------
            Provision for income taxes	              $  -    	$   -     $   -
                                                 ========  ========  ========

           In years 1988 through 1996, the Company elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of such election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

       NOTE P - CONTINGENCIES

            Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

            On October 1, 1993, the United States, on behalf of the U.S. Environmental Protection Agency, filed a civil action against Florida Cities Water Company ("Florida Cities"), a utilities subsidiary of Avatar Holdings Inc. ("Avatar"), in the U.S. District Court for the Middle District of Florida, United States v. Florida Cities Water Company, Civil Action No. 93-281-CIV-FTM-21, alleging that Florida Cities' Waterway Estates treatment plant, located in Lee County, Florida operated in violation of the Federal Clean Water Act ("Act"), 33 U.S.C. S1251 et seq. On May 5 and June 26, 1995, the United States
                       -------
       amended its complaint to include allegations against Florida Cities for violations of the Act at two other Florida wastewater treatment plants, Barefoot Bay, located in Brevard County, and Carrollwood, located in Hillsborough County. In addition, the government amended the complaint to include Avatar, the parent corporation, as a defendant. A trial was held in March and April 1996. On August 20, 1996, the Court issued its final judgment, incorporating earlier rulings. The Court found Avatar not liable on any of the government's claims and entered judgment in Avatar's favor. The Court found Florida Cities not liable on certain of the government's claims, but liable on other claims, and awarded the government $310 in civil penalties against Florida Cities. On October 18, 1996, the government filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. During June 1997, the parties filed a joint motion to dismiss all related appeals with prejudice. The U.S. Court of Appeals dismissed all appeals with prejudice on August 6, 1997, and the civil penalties have been paid by Florida Cities.

       NOTE Q - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS


                                         For the year ended December 31
                                     ------------------------------------
                                        1997           1996         1995
                                      ---------     ---------    ---------
Revenues:
----------
Real estate
Unaffiliated customers                  $94,791      $108,610      $64,499
Intersegment                                100           100          100
                                      ---------     ---------    ---------
                                         94,891     		108,710       64,599
Utilities
Unaffiliated customers                   34,293        32,749       29,669
                                      ---------     ---------    ---------
                                         34,293        32,749       29,669
Elimination of intersegment
 revenues                                 (100)         (100)        (100)
                                      ---------     ---------    ---------
Total Revenues                         $129,084	     $141,359      $94,168
                                      =========     =========    =========
Operating profit:
-----------------
Real estate                           ($22,091)        $7,987     ($3,237)
Utilities                                 7,885         6,330        3,835
                                      ---------     ---------    ---------
Total operating profit                 (14,206)        14,317          598
Interest expense                       (12,668)      (12,053)     (11,518)
                                      ---------     ---------    ---------

(Loss) income from continuing
 operations                           ($26,874)        $2,264    ($10,920)

(Loss) income from discontinued
 operations                               (115)       (1,224)          581
                                      ---------     ---------    ---------
Net (loss) income                     ($26,989)        $1,040    ($10,339)
                                      =========     =========    =========

Depreciation:
-------------
Real estate                              $2,955        $2,180       $2,117
Utilities                                 4,006         3,809        3,486
                                      ---------     ---------    ---------
Total                                    $6,961        $5,989       $5,603
                                      =========     =========    =========

Capital expenditures:
---------------------
Real estate                              $2,019        $3,324       $2,138
Utilities                                13,947        12,336       17,382
                                      ---------     ---------    ---------
Total                                   $15,966       $15,660      $19,520
                                      =========     =========    =========

                                                    December 31
                                      ------------------------------------
                                        1997           1996         1995
                                      ---------     ---------    ---------
Identifiable assets:
Real estate                            $275,485      $252,273     $239,459
Utilities                               163,562       186,020      182,661
                                      ---------     ---------    ---------
Total identifiable assets               439,047       438,293      422,120

General corporate assets                    321         4,892       48,512
                                      ---------     ---------    ---------
Total Assets                           $439,368      $443,185     $470,632
                                      =========     =========    =========

							51

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

       NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amounts and fair values of the Company's financial instruments, all of which are held for purposes other than trading except for investments - trading at December 31, 1997 and 1996, are as follows:

                                                          1997                1996
                                                    -----------------      -----------------
                                                    Carrying     Fair   Carrying     Fair
                                                     Amount     Value    Amount     Value
                                                    -------- --------   -------- --------
       Cash and cash equivalents                    $4,085   $4,085     $6,463   $6,463
       Restricted cash                               4,690    4,690      1,583    1,583
       Investments - trading                             -        -      4,535    4,535
       Contracts and mortgage notes receivables     24,319   23,789     38,200   39,299
       Other receivables                             6,186    6,186      7,066    7,066
       Notes, mortgage notes and other debt:
       Corporate:
        Bank credit lines:
        Long term bank credit lines                 14,000   13,837      3,350    3,350
        Senior debentures                           30,506   30,506     29,798   30,936
                                                  -------- --------   -------- --------
    Total corporate                                $44,506  $44,343    $33,148  $34,286
                                                  -------- --------   -------- --------
       Notes, collateralized by contracts
        and mortgage notes receivable              $23,566  $23,447    $36,030  $36,115
                                                  -------- --------   -------- --------
       Real estate:
        Note payable                                $3,899   $3,118        $ -      $ -
        Short term development and
         construction loans                         12,344   12,344     12,323   12,371
        Long term development and
         construction loans                         22,920   23,346     15,139   24,117
                                                  -------- --------   -------- --------
           Total real estate			                    $39,163  $38,808    $27,462  $36,488
                                                  -------- --------   -------- --------
       Avatar Utilities Inc.:
        Short term bank credit lines                $1,432   $1,432     $4,350   $4,350
	  Mortgage obligations, first mortgage
         bonds, and promissory notes                37,784   35,561     37,802   35,618
                                                  -------- --------   -------- --------
      Total Utilities                              $39,216  $36,993    $42,152  $39,968
                                                  -------- --------   -------- --------
       Discontinued Operations:
          Cash and cash equivalents                   $371     $371       $251     $251
          Contracts and mortgage notes
           receivables                             $15,197  $14,787    $11,057  $10,806
          Other receivables                           $691     $691       $221     $221
          Notes, collateralized by contracts
           and mortgage notes receivable           $12,952  $13,683     $7,998   $8,229
          Real estate                               $4,568   $4,771     $2,193   $2,239


          The Company in estimating the fair value of financial instruments used the following methods and assumptions:

          Cash and cash equivalents and restricted cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

          Investments - trading: The carrying amount in the balance sheet for investments is at fair market value (See Note A).

          Contracts mortgage notes receivables: The fair value amounts of the Company's contracts, mortgage notes and other receivables are estimated based on a discounted cash flow analysis.

          Other receivables: The carrying amount reported in the balance sheet for other receivables approximates its fair value.

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

          Senior debentures: At December 31, 1997, the carrying amount in the balance sheet for the Company's Senior debentures approximates its fair values. At December 31, 1996, the fair values are estimated based on quoted market prices.

       NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

            Summarized quarterly financial data for 1997 and 1996 is as follows:

                                                  1997 Quarter
                                    ---------------------------------------
                                      First    Second    Third      Fourth
                                    --------  --------  --------   --------
       Net revenues                 $32,019   $34,226   $28,167    $34,672
       Expenses                      33,876    34,689    33,132     54,261
                                   --------  --------  --------   --------

       (Loss) income from
        continuing operations       (1,857)     (463)   (4,965)   (19,589)
       (Loss) income from
       discontinued operations        (130)       882      (48)      (819)
                                   --------  --------  --------   --------
       Net (loss) income           ($1,987)      $419  ($5,013)  ($20,408)
                                   ========  ========  ========   ========

        Basic and Diluted EPS:
          Net (loss) income         ($0.22)     $0.05   ($0.55)    ($2.24)
                                   ========  ========  ========   ========


                                                  1996 Quarter
                                   ---------------------------------------
                                     First    Second    Third      Fourth
                                   --------  --------  --------   --------

       Net revenues                 $27,315   $36,065   $31,378    $46,601
       Expenses                      27,975    36,027    32,169     42,924
                                   --------  --------  --------   --------

       Loss (income) from continuing
       operations                     (660)        38     (791)      3,677
       (Loss) income from
       discontinued operations	       (416)        55       434    (1,297)
                                   --------  --------  --------   --------

       Net (loss) income           ($1,076)       $93    ($357)     $2,380
                                   ========  ========  ========   ========

        Basic and Diluted EPS:
           Net loss                 ($0.12)     $0.01   ($0.04)      $0.26
                                   ========  ========  ========   ========


       1) During December 1997, the Company recorded an impairment loss of $14,667 to the carrying value of the Harbor Islands community.

       2) During the fourth quarter of 1997, the Company recorded $2,000 of construction costs for houses which closed prior to the fourth quarter of 1997.

       NOTE T - DISCONTINUED OPERATIONS

            During  1997,  the   Company  developed  a  formal  plan  for   the
       disposition of its timeshare business.  A letter of intent for the  sale of the business was executed  during the third quarter of 1997; however, negotiations  were  discontinued  during  the  first  quarter  of  1998.
       Management is  currently in discussion  with various  parties to  market the sale of this  operation. Accordingly, net assets and liabilities  of
       the  timeshare  business  have  been  segregated  from  the   continuing
       operations in  the accompanying  balance sheets,  and operating  results
       are  segregated   and  reported  as   discontinued  operations  in   the
       accompanying consolidated statements of operations and cash flows.

            Information relating to the discontinued operations for the years ended December 31, 1997, 1996 and 1995 are as follows (dollars in thousands):


                                    For the year ended December 31,
                                      1997       1996       1995
                                    --------   --------   --------
       Revenues
       --------
       Real estate sales             $12,094    $10,011     $7,771
       Interest income                 1,799        972        226
       Other                             707        356          -
                                    --------   --------   --------
            Total revenues            14,600     11,339      7,997

       Expenses
       --------
       Real estate expenses           13,464     11,679      7,269
       General and administrative
       expenses                            -          -         38
     	 Interest expense                1,251        884        109
                                    --------   --------   --------
            Total expenses            14,715     12,563      7,416

       Net (loss) income from
       discontinued operations     	   (115)    (1,224)        581
                                    --------   --------   --------
       Net (loss) income              ($115)   ($1,224)       $581



            The net assets and liabilities of the discontinued operations included in the accompanying balance sheets as of December 31, 1997 and 1996 are as follows (dollars in thousands):

                                                    December 31,   December 31,
                                                       1997           1996
                                                   -------------	 -------------
     Assets
     ------
     Cash and cash equivalents                              $371            $251
     Contracts and mortgage notes receivables, net        15,197          11,057
     Other receivables, net                                  691             221
     Land and other inventories                            8,903           6,007
     Property, plant and equipment, net                      238             237
     Other assets                                          2,159           2,299
                                                   -------------	 --------------
                                     Total Assets        $27,559         $20,072
                                                   =============   =============

     Liabilities
     -----------
     Notes, mortgage notes and other debt:
       Notes, collateralized by contracts and
        mortgage notes receivable                       $12,952          $7,998
       Real estate                                        4,568           2,193
     Accounts payable                                       694             349
     Accrued and other liabilities                          448           1,245
                                                  -------------	-------------
                                Total Liabilities       $18,662         $11,785
                                                  =============   =============




       NOTE U - SUBSEQUENT EVENT

            On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. These Notes are designed to enhance the Company's liquidity resources and to give it increased operating and financial flexibility. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The remaining proceeds will be used to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes.

       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

            Not applicable.

                                       PART III
                              						   --------
       Item 10.  Directors and Executive Officers of the Registrant


            A.   Identification of Directors

                 The information called for in this item is incorporated by reference to Avatar's 1998 definitive proxy statement (under "Election of Directors") to be filed with the Securities and Exchange Commission on or before April 30, 1998.

            B.   Identification of Executive Officers

                 For information with respect to the executive officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.

            C.   Compliance with Section 16(a) of the Exchange Act

                 The information required by this item is incorporated by reference from Avatar's 1998 definitive proxy statement
                 (under  the   caption "Section  16(a)  Beneficial   Ownership
                 Reporting Compliance"), to be filed with the Securities and Exchange Commission on or before April 30, 1998.


       Item 11.  Executive Compensation

            The information called for by this item is incorporated by reference to Avatar's 1998 definitive proxy statement (under the caption "Executive Compensation and Other Information") to be filed with the Securities and Exchange Commission on or before April 30, 1998.


       Item 12.  Security   Ownership   of  Certain   Beneficial   Owners   and
             Management

            The information called for by this item is incorporated by reference to Avatar's 1998 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management") to be filed with the Securities and Exchange Commission on or before April 30, 1998.


       Item 13.  Certain Relationships and Related Transactions

            The information called for by this item is incorporated by reference to Avatar's 1998 definitive proxy statement (under the captions "Certain Relationships and Related Transactions") to be filed with the Securities and Exchange Commission on or before April 30, 1998.

                                       PART IV
                              						   -------
       Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

            Financial Statements and Schedules:
          		----------------------------------
             See Item 8 "Financial Statements and Supplementary Data" on Page 28 of this report.

             Schedules:
          		 ---------
              II  -  Valuation and Qualifying Accounts

             Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

            Exhibits:
          		--------
        3(a)  *   Certificate  of Incorporation,  as amended  (previously
                  filed as Exhibit 3(a) to the Form 10-K for the year ended December 31, 1986).

        3(b)  *   By-laws,  as amended  and restated  February 13,  1997,
                  (previously filed as Exhibit 3(b) to the Form 10-K for the year ended December 31, 1996).

        4(a)  *   Instruments defining  the rights  of security  holders,
                  including   indenture   for   8%   senior    debentures
                  (previously filed as Exhibit i to the Form 8-K dated as of September 12, 1980).

        4(b)  *   Supplemental Indenture  for 8% senior debentures  dated
                  as of  December 19, 1992  (previously filed as  Exhibit
                  4(b)  to Form  10-K for  the  year ended  December  31,
                  1992).

        4(c)  *   Indenture  for  9%   senior  debentures  dated  as   of
                  December 19, 1992 (previously filed as Exhibit 4(c) to Form 10-K for the year ended December 31, 1992).

        4(d) Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (filed herewith).

        10(a)  *1  Employment Agreement, dated  as of June  15, 1992,  by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1992).

        10(b)  *1  Amendment to Employment Agreement,  dated as of  March
                   1, 1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(d) on Form 10-K for the year ended December 31, 1993).

        10(c)  *1  Incentive Compensation Agreement, dated as of  January
                   18, 1993 by and between Avatar Holdings Inc. and Dennis Getman (previously filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 1993).

       Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - continued

        10(d)  *1  Incentive  Compensation   Agreement,   dated   as   of
                   September 9, 1993 by and between Avatar Holdings  Inc.
                   and  Charles  McNairy  (previously  filed  as  Exhibit
                   10(j) to  Form 10-K for  the year  ended December  31,
                   1993).

        10(e)  *   Revolving Credit Agreement  between Avatar  Properties
                   Inc. and BHF Bank dated November 30, 1993 (previously filed as Exhibit 10(k) to the Form 10-K for the year ended December 31, 1993).

        10(f)  *1  Employment Agreement, dated  as of July  27, 1995,  by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(m) to Form 10-Q for the quarter ended September 30, 1995).

        10(g)  *1  Amendment  to  Employment   Agreement,  dated  as   of
                   February 13, 1997, to Employment Agreement, dated as of June 15, 1992 (as amended as of March 1, 1994) and
                   Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson
                   (previously filed as Exhibit 10(f) to the Form 10-K for the year ended December 31, 1996).

        10(h) *1 Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

        10(i)  *1 Nonqualified  Stock  Option  Agreement,  dated   as  of
                  February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31,
                  1996).

        10(j)  *1 Amendment  to Employment  Agreement, dated  as of  June
                  13, 1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(i) to the Form 10-Q for the quarter ended June 30, 1997).

        10(k)   1 Avatar   Holdings  Inc.  1997  Incentive  and   Capital
                  Accumulation Plan (filed herewith).

        10(l) Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed herewith).

         11       Computations of earnings per share (filed herewith).

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

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         AVATAR HOLDINGS INC. AND SUBSIDIARIES
                                 (Dollars in thousands)

                                    Balance at   Charged to               Balance at
                                    Beginning    Costs and                  End of
                                    of Period     Expenses    Deduction     Period
                                    ----------   ----------   ----------   ----------
   Year ended December 31, 1997:
    Deducted from asset accounts:
     Deferred gross profit on
      homesite sales                   $21,878     ($3,998)(1)    $2,221(2)   $15,659
     Allowance for doubtful accounts       179          160          339(2)         -                            )
     Market valuation account              133            -           90(3)        43
     Valuation allowance for deferred
      tax assets                        41,000(4)    10,000            -       51,000
               	                    ----------   ----------   ----------   ----------
          Total                        $63,190       $6,162       $2,650      $66,702
                                    ==========   ==========   ==========   ==========




   Year ended December 31, 1996:
    Deducted from asset accounts:
     Deferred gross profit on
      homesite sales                  $27,589     ($2,639)(1)    $3,072(2)   $21,878
     Allowance for doubtful accounts      146          134          101(2)       179 )
     Market valuation account             696            -          563(3)       133
     Valuation allowance for deferred
      tax assets                       42,000(4)   (1,000)            -       41,000
                                   ----------   ----------	  ----------   ----------
          Total                       $70,431     ($3,505)       $3,736      $63,190
                                   ==========   ==========   ==========   ==========



   Year ended December 31, 1995:
    Deducted from asset accounts:
     Deferred gross profit on
      homesite sales                  $30,221         $720(1)    $3,352(2)   $27,589
     Allowance for doubtful accounts      750           29          633(2)       146
     Market valuation accounts          1,175            -          479(3)       696
     Valuation allowance for deferred
      tax assets                       38,000(4)     4,000            -       42,000
                                   ----------   ----------   ----------   ----------
          Total                       $70,146       $4,749       $4,464      $70,431
                                   ==========   ==========   ==========   ==========


      (1) (Credit) charge to operations as an (increase)decrease to revenues.
      (2) Uncollectible accounts written off.
      (3) Credited principally to interest income or allowance for Doubtful accounts upon write-off of uncollectible accounts.
      (4) Valuation allowance for deferred tax assets recorded in conjunction with the adoption of FASB Statement No. 109.

                                      SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AVATAR HOLDINGS INC.


             Dated: March 19, 1998        By: /s/ Charles L. McNairy
             ---------------------           -----------------------
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



             Dated: March 19, 1998        By:  /s/ Gerald D. Kelfer
             ---------------------           ----------------------
                                                   Gerald D. Kelfer,
                                                   Director, President,
                                                   Vice Chairman of the
                                                   Board of directors, Chief
                                                   Executive Officer and
                                                   Executive Committee Member


             Dated: March 19, 1998        By:  /s/ Milton Dresner
             ---------------------           --------------------
                                                   Milton Dresner,  Director
                                                   and Audit Committee Member


             Dated: March  19, 1998       By:  /s/ Edwin Jacobson
             ----------------------          --------------------
                                                   Edwin Jacobson,  Director
                                                   and Chairman of the Executive
                                                   Committee


             Dated: March 19, 1998        By: /s/ Leon T. Kendall
             ---------------------           --------------------
                                                  Leon T. Kendall, Director,
                                                  Chairman of the Audit
                                                  Committee and Executive
                                                  Committee Member


             Dated: March 19, 1998        By:  /s/ Leon Levy
             ---------------------           ---------------
                                                   Leon Levy,  Chairman of the
                                                   Board of Directors and
                                                   Executive Committee Member

             Dated: March 19, 1998        By:  /s/ Martin Meyerson
             ---------------------           ---------------------
                                                   Martin Meyerson, Director
                                                   and Audit Committee Member


             Dated: March 19, 1998        By:  /s/ Gernot H. Reiners
             ---------------------           -----------------------
                                                   Gernot H. Reiners, Director

             Dated: March 19, 1998        By:  /s/ Kenneth T. Rosen
             ---------------------           ----------------------
                                                   Kenneth T. Rosen, Director

             Dated: March 19, 1998        By:  /s/ Fred Stanton Smith
             ---------------------           ------------------------
                                                   Fred Stanton Smith,Director,
                                                   Executive Committee Member
                                                   and Audit Committee Member


             Dated: March 19, 1998        By:  /s/ Henry King Stanford
             ---------------------           -------------------------
                                                   Henry King Stanford, Director

        Exhibit Index
        -------------

        * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
        1 Employment and Compensation agreements.

          3(a) *   Certificate  of   Incorporation,    as   amended
                   (previously filed as Exhibit 3(a) to the Form 10-K for the year ended December 31, 1986).

          3(b) * By-laws, as amended and restated February 13, 1997, (previously filed as Exhibit 3(b) to the Form 10-K for the year ended December 31,
                   1996).

          4(a) * Instruments defining the rights of security holders, including indenture for 8% senior debentures (previously filed as Exhibit i to the Form 8-K dated as of September 12, 1980).

          4(b) * Supplemental Indenture for 8% senior debentures dated as of December 19, 1992 (previously filed as Exhibit 4(b) to Form 10-K for the year ended December 31, 1992).

          4(c) * Indenture for 9% senior debentures dated as of December 19, 1992 (previously filed as Exhibit 4(c) to Form 10-K for the year ended December 31, 1992).

          4(d)     Indenture,  dated   as  of  February  2,   1998,
                   between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (filed herewith).

         10(a) *1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1992).

         10(b) *1 Amendment to Employment Agreement, dated as of March 1, 1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as
                   Exhibit 10(d) to Form 10-K for the year ended December 31, 1993).

         10(c) *1 Incentive Compensation Agreement, dated as of January 18, 1993 by and between Avatar Holdings Inc. and Dennis Getman (previously filed as
                   Exhibit 10(i) to Form 10-K for the year ended December 31, 1993).

         10(d) *1 Incentive Compensation Agreement, dated as of September 9, 1993 by and between Avatar Holdings Inc. and Charles McNairy (previously filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 1993).

        -------------------------
        10(e)  *   Revolving   Credit  Agreement   between   Avatar
                   Properties Inc. and BHF  Bank dated November 30,
                   1993 (previously filed as Exhibit 10(k) to the Form 10-K for the year ended December 31,
                   1993).

        10(f)  *1  Employment  Agreement,  dated  as  of  July  27,
                   1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit
                   10(m)  to  Form  10-Q   for  the  quarter  ended
                   September 30, 1995).

        10(g)  *1  Amendment to  Employment Agreement, dated as  of
                   February 13, 1997, to Employment Agreement, dated as of June 15, 1992 (as amended as of March 1, 1994) and Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10f) to the Form 10-K for the year ended December 31, 1996).

        10(h)  *1  Employment Agreement,  dated as of  February 13,
                   1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

         10(i) *1 Nonqualified Stock Option Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

        10(j)  *1  Amendment to  Employment Agreement, dated  as of
                   June 13, 1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(i) to the Form 10-Q for the quarter ended June 30, 1997).

        10(k)   1  Avatar Holdings Inc. 1997  Incentive and Capital
                   Accumulation Plan (filed herewith).

        10(l)      Registration  Rights   Agreement  dated  as   of
                   February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed herewith).

          11       Computations  of   earnings  per  share   (filed
                   herewith).

          27       Financial Data Schedule (filed herewith).