Form 10-Q
period 1998-03-31
AVATAR HOLDINGS INC
filed 1998-05-15
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               --------------------------------------------------

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

                 [ ] Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                         For the transition period from
                               _______ to ________

                    ----------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,170,102 shares of the Company's common stock ($1.00 par value) were outstanding as of April 30, 1998.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE
                                                                                 ----

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

       Consolidated Balance Sheets --
         March 31, 1998 and December 31, 1997 ........................             3

       Consolidated Statements of Operations --
            Three months ended  March 31, 1998 and 1997 ..............             4

       Consolidated Statements of Cash Flows --
         Three months ended March 31, 1998 and 1997 ..................             5

       Notes to Consolidated Financial Statements ....................             7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......            12


PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................            16


PART  I  --  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - (Unaudited)

                             (Dollars in thousands)


                                                                                                 March 31,            December 31,
                                                                                                   1998                   1997
                                                                                                 ---------            ------------
ASSETS
Cash and cash equivalents                                                                        $  49,569             $   4,085
Restricted cash                                                                                      4,898                 4,690
Contracts and mortgage notes receivables, net                                                       21,695                24,319
Other receivables, net                                                                               7,517                 6,186
Land and other inventories                                                                         163,219               161,161
Property, plant and equipment, net                                                                 187,356               188,602
Other assets                                                                                        22,383                19,448
Regulatory assets                                                                                    3,201                 3,318
Assets of discontinued operations                                                                   28,954                27,559
                                                                                                 ---------             ---------
                Total Assets                                                                     $ 488,792             $ 439,368
                                                                                                 =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                                                                      $ 130,000             $  44,506
  Notes collateralized by contracts and mortgage notes receivable                                   15,220                23,566
  Real Estate                                                                                       20,716                39,163
  Utilities                                                                                         38,513                39,216
Estimated development liability for sold land                                                        8,736                 8,697
Accounts payable                                                                                     6,330                 6,081
Accrued and other liabilities                                                                       35,081                36,918
Deferred customer betterment fees                                                                   18,571                18,667
Minority interest in consolidated subsidiaries                                                       5,469                 7,268
Liabilities of discontinued operations                                                              19,152                18,662
                                                                                                 ---------             ---------
                Total Liabilities                                                                  297,788               242,744
Commitments and contingent liabilities
Contributions in aid of construction                                                                61,037                61,582
STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
                Authorized: 15,500,000 shares
                Issued:  9,170,102 shares                                                            9,170                 9,170
Additional paid-in capital                                                                         151,422               151,422
Accumulated deficit                                                                                (30,625)              (25,550)
                                                                                                 ---------             ---------
                Total Stockholders' Equity                                                         129,967               135,042

                                                                                                 =========             =========
Total Liabilities and Stockholders' Equity                                                       $ 488,792             $ 439,368
                                                                                                 =========             =========



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                             1998                1997
                                                          --------             --------
REVENUES

Real estate sales                                         $ 21,293             $ 20,151
Deferred gross profit                                        1,133                1,028
Utility revenues                                             8,824                9,034
Interest income                                              1,607                1,515
Trading account profit, net                                     --                   92
Other                                                          164                  199
                                                          --------             --------
     Total revenues                                         33,021               32,019

EXPENSES
Real estate expenses                                        22,052               22,360
Utility expenses                                             6,685                6,435
General and administrative expenses                          2,478                2,584
Interest expense                                             4,268                2,306
Other                                                          150                  191
                                                          --------             --------
     Total expenses                                         35,633               33,876
                                                          --------             --------

Loss from continuing operations                             (2,612)              (1,857)

Discontinued operations:
     Loss from discontinued operations
         less income tax expense of $0                        (155)                (130)

Extraordinary item:
    Loss on early extinguishment of debt,
         less income tax expense of $0                      (2,308)                  --
                                                          --------             --------

Net loss                                                  $ (5,075)            $ (1,987)
                                                          ========             ========




Basic and Diluted EPS:

Loss from continuing operations                           $  (0.29)            $  (0.20)
Loss from discontinued operations                         $  (0.02)            $  (0.02)
Loss from extraordinary item                              $  (0.25)                  --
Net loss                                                  $  (0.56)            $  (0.22)



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 1998 and 1997
                             (Dollars in Thousands)

                                                                                     1998                  1997
                                                                                  ---------             ---------
OPERATING ACTIVITIES

Net loss                                                                          $  (5,075)            $  (1,987)
Adjustments to reconcile net loss to
     net cash  used in operating activities:
        Depreciation and amortization                                                 2,593                 2,686
        Loss on early extinguishment of debt                                          2,308                    --
        Deferred gross profit                                                        (1,133)               (1,028)
        Cost of homesite sales not requiring cash                                       367                   357
        Trading account profit, net                                                      --                   (92)

        Changes in operating assets and liabilities:
            Restricted cash                                                            (208)                1,010
            Principal payments on contracts receivable                                1,947                 3,979
            Receivables                                                               1,810                 1,193
            Other receivables                                                        (1,331)                  483
            Inventories                                                              (2,386)               (8,302)
            Other assets                                                             (3,703)                 (296)
            Assets/liabilities from discontinued operations, net                       (905)                 (984)
            Accounts payable and accrued and other liabilities                       (1,684)                 (637)
                                                                                  ---------             ---------

NET CASH USED IN OPERATING ACTIVITIES                                                (7,400)               (3,618)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                          (1,890)               (2,612)
                                                                                  ---------             ---------

NET CASH USED IN INVESTING ACTIVITIES                                                (1,890)               (2,612)

FINANCING ACTIVITIES
Proceeds from issuance of 7% Convertible Subordinate Notes                          115,000                    --
Net proceeds from revolving lines of credit and
     long-term borrowings                                                             5,863                16,261
Principal payments on revolving lines of credit and
     long-term borrowings                                                           (64,289)              (11,099)
Redemption of 9% preferred stock of subsidiary                                       (1,800)               (1,800)
                                                                                  ---------             ---------

NET CASH  PROVIDED BY FINANCING ACTIVITIES                                           54,774                 3,362
                                                                                  ---------             ---------

INCREASE (DECREASE) IN CASH                                                          45,484                (2,868)

Cash at beginning of period                                                           4,085                 6,463
                                                                                  ---------             ---------

CASH AT END OF PERIOD                                                             $  49,569             $   3,595
                                                                                  =========             =========


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
               For the Three Months Ended March 31, 1998 and 1997
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:                                         1998              1997
                                                                             ------            ------
            Interest - Continuing operations (net of amount
                          capitalized of $20 and $1,019
                          in 1998 and 1997, respectively)                    $2,444            $  264
                                                                             ------            ------

            Interest - Discontinued operations (net of amount
                        capitalized of $0 and $0 in 1998
                         and 1997, respectively)                                463               268
                                                                             ======            ======

         Income taxes                                                        $   --            $   --
                                                                             ======            ======




SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                                              1998              1997
                                                                             ------            ------
     Contributions in aid of construction                                    $552              $1,039
                                                                             ======            =======




See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of March 31, 1998 and December 31, 1997, and the related consolidated statements of operations for the three months ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1997 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 9,170,102 and 9,095,102 for three months ended March 31, 1998 and 1997, respectively. For computing earnings per share for the three months ended March 31, 1998, the conversion of the Notes and employee stock options were not assumed, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 1998 and 1997.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $4,898 and $4,690 as of March 31, 1998 and December 31, 1997, respectively. These balances are comprised of housing deposits that will become available to the Company when the housing contracts close and utilities deposits from water utilities customers.

STOCK OPTIONS

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees" (APB 25). The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables is summarized as follows:

                                                                 March 31,          December 31,
                                                                    1998                 1997
                                                                  -------            -------
         Contracts and mortgage notes receivable                  $36,159            $40,478
                                                                  -------            -------
         Less:

              Market valuation reserve                                 26                 43
              Deferred gross profit                                14,186             15,659
              Other                                                   252                457
                                                                  -------            -------
                                                                   14,464             16,159
                                                                  -------            -------
                                                                  $21,695            $24,319
                                                                  =======            =======



LAND AND OTHER INVENTORIES

         Inventories consist of  the following:

                                                                       March 31,          December 31,
                                                                          1998                1997
                                                                       --------           ------------
         Land developed and in process of development                  $ 98,599            $ 98,407

         Land held for future development or sale                        31,552              31,552

         Dwelling units completed or under construction                  32,221              30,334

         Other                                                              847                 868
                                                                       --------            --------
                                                                       $163,219            $161,161
                                                                       ========            ========


MINORITY INTEREST  IN CONSOLIDATED SUBSIDIARIES

         Minority interest in consolidated subsidiaries is represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                                       March 31,        December 31,
                                                         1998              1997
                                                        ------            ------
         9% Cumulative preferred stock                  $5,400            $7,200
         Other                                              69                68
                                                        ------            ------
                                                        $5,469            $7,268
                                                        ======            ======



         Avatar's utilities subsidiary's 9% cumulative preferred stock issue provides for redemption of a minimum of $1,800 of the preferred stock per annum beginning in 1997. During each of the first quarters of 1998 and 1997, Avatar redeemed $1,800 of the preferred stock. A redemption of all outstanding shares shall occur no later than March 1, 2001.

         Charges to operations recorded as "Other expenses" relate to preferred stock dividends of subsidiaries for the three months ended March 31, 1998 and 1997, which amount to $150 and $191, respectively.

NOTES, MORTGAGE NOTES AND OTHER DEBT

         On February 2, 1998 the Company issued $115 million principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. These Notes are designed to enhance the Company's liquidity resources and to give it increased operating and financial flexibility. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The remaining proceeds will be used to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes. The early extinguishment of the 8% and 9% Senior Debentures resulted in an extraordinary loss of $2,308 pertaining to the unamortized portion of discounts associated with these debentures.

INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 1998 and December 31, 1997 are as follows:

                                                                                          1998             1997
                                                                                      -------------    -------------
Deferred income tax assets
       Net operating loss carry-forward                                                $ 21,000             $ 20,000
       Tax over book basis of land inventory                                             31,000               31,000
       Unrecoverable land development costs                                               3,000                3,000
       Tax over book basis of depreciable assets                                          5,000                5,000
       Alternative minimum tax and investment tax credit carry-forward                    4,000                5,000
       Other                                                                              2,000                2,000
                                                                                       --------             --------
Total deferred income taxes                                                              66,000               66,000

       Valuation allowance for deferred income tax assets                               (52,000)             (51,000)
                                                                                       --------             --------
Deferred income tax assets after valuation allowance                                     14,000               15,000

Deferred income tax liabilities
       Book over tax income recognized on home-site sales                                (2,000)              (2,000)
       Book over tax income recognized on vacation ownership sales                       (4,000)              (4,000)
       Deferred carrying charges on utilities plant                                      (2,000)              (2,000)
       Other                                                                             (6,000)              (7,000)
                                                                                       --------             --------
Total deferred income tax liabilities                                                   (14,000)             (15,000)
                                                                                       --------             --------
Net deferred income taxes                                                              $      0             $      0
                                                                                       ========             ========



         A reconciliation of income tax expense before discontinued operations to the expected income tax expense (credit) at the federal statutory rate of 34% for the three months ended March 31, 1998 and 1997 is as follows:

                                                                          1998                1997
                                                                        -------             -------
Income tax expense (credit) computed at statutory rate                  $  (888)            $  (631)
Income tax effect of non-deductible dividends
     on preferred stock of subsidiary                                        51                  65
State income tax (credit),  net of federal effect                           (96)                (65)
Other, net                                                                  (67)               (369)
Change in valuation allowance on deferred tax assets                      1,000               1,000
                                                                        -------             -------
Provision for income taxes                                              $     0             $     0
                                                                        =======             =======

CONTINGENCIES

         Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

DISCONTINUED OPERATIONS

         During 1997, the Company developed a formal plan for the disposition of its timeshare business. During the second quarter of 1998, the Company entered into a non-binding letter of intent with an unaffiliated third-party for the sale of the timeshare business. Accordingly, net assets and liabilities of the timeshare business have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         Information relating to the discontinued operations for the three months ended March 31, 1998 and 1997 are as follows (dollars in thousands):

                                                              Three Months
                                                       ---------------------------
                                                         1998                1997
                                                       -------             -------
REVENUES
Real estate sales                                      $ 2,116             $ 2,553
Interest income                                            599                 359
Other                                                      242                 (28)
                                                       -------             -------
     Total revenues                                      2,957               2,884

EXPENSES

Real estate expenses                                     2,563               2,679
Interest expense                                           549                 335
                                                       -------             -------
     Total expenses                                      3,112               3,014

Net loss from discontinued operations                  $  (155)            $  (130)
                                                       =======             =======


         The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets as of March 31, 1998 and December 31, 1997 are as follows:

                                                                                  March 31,         December 31,
                                                                                     1998              1997
                                                                                  ---------         -----------
ASSETS
Cash and cash equivalents                                                          $    50            $    49
Restricted cash                                                                        261                322
Contracts and mortgage notes receivables, net                                       15,727             15,197
Other receivables, net                                                               1,184                691
Land and other inventories                                                           9,559              8,903
Property, plant and equipment, net                                                     248                238
Other assets                                                                         1,925              2,159
                                                                                   -------            -------
                                                 Total Assets                      $28,954            $27,559
                                                                                   =======            =======
LIABILITIES
Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage notes receivable                  12,921             12,952
  Real estate                                                                        5,451              4,568
Accounts payable                                                                       452                694
Accrued and other liabilities                                                          328                448
                                                                                   -------            -------
                                                 Total Liabilities                 $19,152            $18,662
                                                                                   =======            =======




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Operations for the three month period ended March 31, 1998 resulted in a net loss of $5,075 or $0.56 per share, compared to a net loss of $1,987 or $0.22 per share for the same period of 1997. The decrease in operating results for the three months was primarily attributable to an increase in interest expense and a decrease in utilities operating results as well as an extraordinary loss on the early extinguishment of debt. The decrease in operations was partially offset by an improvement in real estate operating results.

       Avatar's real estate revenues for the three months ended March 31, 1998 increased $1,142 or 5.7%, while real estate expenses decreased $308 or 1.4%, when compared to the same period of 1997. The increase in real estate revenues for the months ended March 31, 1998 is generally a result of increased housing revenues. The decrease in real estate expenses for the three month

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

RESULTS OF OPERATIONS - CONTINUED

period ended March 31, 1998, when compared to the same period of 1997, is generally a result of decreased marketing and homebuilding expenses.

         Data from homebuilding operations for the three months ended March 31, 1998 and 1997 is summarized as follows:


                                                            Three Months
                                                   --------------------------
                                                     1998              1997
                                                   -------            -------
      UNITS CLOSED
           Number of units                             110                108
           Aggregate dollar volume                 $14,931            $13,983
           Average price per unit                  $   136            $   129

      UNITS SOLD, NET
           Number of units                             135                193
           Aggregate dollar volume                 $21,408            $23,073
           Average price per unit                  $   159            $   120

      BACKLOG                                                March 31,
                                                   --------------------------
                                                    1998              1997
                                                   -------            -------
         Number of units                               387                379
         Aggregate dollar volume                   $56,528            $45,852
         Average price per unit                    $   146            $   121


         Data from the national and international retail land sales programs, terminated in the second quarter of 1996, is as follows:

                                                                                              March 31,
                                                                                     -------------------------
                                                                                      1998               1997
                                                                                     ------             ------
      RETAIL LAND SALES OPERATIONS DATA

           Sales volume                                                             $    --            $    --
           Cost of sales                                                                 --                 --
           Selling expense                                                               --                 --
           Deferred gross profit                                                      1,133              1,028
           Interest income                                                            1,213              1,515
           Loss on contract cancellations                                                52                386
           Contract servicing expense                                                   189                204
           Interest expense                                                             567                773

         BALANCE SHEET DATA

           Contracts and mortgage notes receivable, net                              21,695             33,969
           Debt collateralized by contracts and mortgage receivable                  15,220             33,005


Contract servicing expense and loss on contract cancellations are included under the caption "Real estate expenses" on the consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

         Utilities revenues for the three months ended March 31, 1998, decreased $210 or 2.3%, when compared to the same period in 1997. The decrease in utilities revenues is primarily attributable to a decrease in water consumption in 1998 when compared to 1997. Utilities expenses for the three months ended March 31, 1998, increased $250 or 3.9%, when compared to the same period of 1997. The increase in utilities expenses is primarily attributable to increases in maintenance and other operational expenses.

         General and administrative expenses for the three months ended March 31, 1998 decreased by $106 or 4.1% compared to the same period in 1997. The decrease is primarily attributed to a reduction in incentive compensation, partially mitigated by increased executive compensation and professional fees.

         Interest expense for the three months ended March 31, 1998 increased $1,962 or 85.1%, compared to the same period in 1997. The increase is primarily attributable to the interest expense incurred from the Notes (described below) issued February 2, 1998. Also contributing to the increase in interest expense is the reduction in capitalized interest in 1998 compared to 1997.

         For the three months ended March 31, 1998, the Company recorded a $2,308 extraordinary loss due to the early extinguishment of the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000. The extraordinary loss resulted from the unamortized portion of the discounts associated with the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000 written off upon extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

         Management implemented a new real estate business strategy in 1997 to capitalize on the Company's distinct competitive advantages and emphasize higher profit margin businesses. Under its new strategy, the Company intends to concentrate on development and management of active adult and other planned communities, construction of custom and semi-custom homes, and development and acquisition of commercial and industrial properties. The Company does not anticipate that its new real estate business strategy will achieve or sustain profitability or positive cash flow until the year 2000 or later. The Company's primary business activities are capital intensive in nature. Significant capital resources are required to finance homebuilding construction in process, infrastructure for roads, water and wastewater utilities, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land. The Company expects to fund its operations and capital requirements through a combination of cash, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings. There is no assurance that the sale of certain non-core assets will be achieved. However, the Company believes that the Notes (described below) will enhance the Company's liquidity resources.

         On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. These Notes are designed to enhance the Company's liquidity resources and to give it increased operating and financial flexibility. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay, on March 13, 1998, $33,000 aggregate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The remaining proceeds will be used to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes.

         For the three months ended March 31, 1998, net cash used in operating activities amounted to $7,400 as a result of an increase in inventories, which included expenditures from land development and housing operations of $2,386, an increase in other assets of $3,703 and an increase in accounts payable and accrued and other liabilities of $1,684, partially offset by principal payments collected on contract receivables of $1,947. Net cash used in investing activities of $1,890 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $54,774 resulted primarily from proceeds of $115,000 from the Notes after repayment of $33,000 of the 8% and 9% Senior Debentures due 2000 and $31,289 in land, construction and development loans.

         For the three months ended March 31, 1997, net cash used by operating activities amounted to $3,618 as a result of an increase in inventories, which included expenditures from land development and housing operations of $8,302, partially offset by principal payments collected on contract receivables of $3,979. Net cash used in investing activities of $2,612 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $3,362 resulted primarily from net proceeds from revolving lines of credit and long-term borrowings of $16,261 less principal payments on revolving lines of credit and long-term borrowings of $11,099.

         At March 31, 1998, the Company's secured real estate lines of credit, exclusive of timeshare credit facilities, amounted to $15,220, all of which were fully utilized. These real estate lines are secured by contracts and mortgage receivables aggregating $16,826 and are due to mature in the second quarter of 1999. Corporate secured lines of credit were $20,000 at March 31, 1998, the unused and available portions were $5,000, and mature in the second quarter of 1999.

         At March 31, 1998, utilities unsecured lines of credit were $15,000 and the unused and available portion was $14,171. The utilities lines mature in the second quarter of 2000.

         The Company believes that high levels of automation and technology are essential to its operations and has invested considerable resources in computer hardware, system applications and networking capabilities. These systems integrate all major aspects of the Company's business, including inventory control, planning, labor utilization and financial reporting. During 1997 and through the first quarter of 1998, the Company assessed the ability of the information systems to handle the "Year 2000 Issue" and does not expect this issue to be material to the Company's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of the Company's new business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to the Company's regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; the Company's access to future financing; competition; changes in, or the failure or inability to comply with, government regulations; and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II -- OTHER INFORMATION

   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

         4(a) Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (previously filed as exhibit 4 (d) to form 10-K for the year ended December 31, 1997).

         10(a)    Registration Rights Agreement dated as of February 2,
                  1998, between Avatar Holdings Inc. and Leon Levy (previously filed as exhibit 10 (1) to form 10-K for the year ended December 31, 1997).

         27       Financial Data Schedule (filed herewith)

   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVATAR HOLDINGS INC.

Date:  May 15, 1998           By:  /s/ Charles L. McNairy
       ------------------          ---------------------------------------------
                                   Charles L. McNairy
                                   Executive Vice President, Treasurer and Chief
                                   Financial Officer



Date:  May 15, 1998           By:  /s/ Michael P. Rama
       ------------------          ---------------------------------------------
                                   Michael P. Rama
                                   Chief Accounting Officer

Exhibit Index

27                  Financial Data Schedule (filed herewith)