Form 10-Q
period 1998-06-30
AVATAR HOLDINGS INC
filed 1998-08-14
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               --------------------------------------------------

[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,170,102 shares of the Company's common stock ($1.00 par value) were outstanding as of July 31, 1998.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX




                                                                           PAGE
                                                                           ----
PART I.    FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

       Consolidated Balance Sheets --
         June 30, 1998 and December 31, 1997 .........................       3


       Consolidated Statements of Operations --
         Six months and three months ended
         June 30, 1998 and 1997 ......................................       4


       Consolidated Statements of Cash Flows --
         Six months ended June 30, 1998 and 1997 .....................       5


       Notes to Consolidated Financial Statements ....................       7



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........      13


PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS .......................................      18

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....      18

     ITEM 5. OTHER INFORMATION .......................................      19

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................      20

PART  I  --  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - (Unaudited)
                             (Dollars in thousands)

                                                                        June 30,      December 31,
                                                                          1998           1997
                                                                       ---------      -----------
ASSETS
Cash                                                                   $  41,718       $   4,085
Restricted cash                                                            5,926           4,690
Contracts and mortgage notes receivables, net                             18,955          24,319
Other receivables, net                                                     7,995           6,186
Land and other inventories                                               167,248         161,161
Property, plant and equipment, net                                       188,467         188,602
Other assets                                                              23,541          19,448
Regulatory assets                                                          3,088           3,318
Assets of discontinued operations                                         29,179          27,559
                                                                       ---------       ---------
                         Total Assets                                  $ 486,117       $ 439,368
                                                                       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                                            $ 130,000       $  44,506
  Notes collateralized by contracts and mortgage notes receivable         12,950          23,566
  Real Estate                                                             20,080          39,163
  Utilities                                                               39,346          39,216
Estimated development liability for sold land                              8,585           8,697
Accounts payable                                                           4,994           6,081
Accrued and other liabilities                                             39,118          36,918
Deferred customer betterment fees                                         19,159          18,667
Minority interest in consolidated subsidiaries                             5,471           7,268
Liabilities of discontinued operations                                    20,032          18,662
                                                                       ---------       ---------
                         Total Liabilities                               299,735         242,744
Commitments and contingent liabilities
Contributions in aid of construction                                      60,661          61,582
STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
                         Authorized: 15,500,000 shares
                         Issued:  9,170,102 shares                         9,170           9,170
Additional paid-in capital                                               151,422         151,422
Accumulated deficit                                                      (34,871)        (25,550)
                                                                       ---------       ---------
                         Total Stockholders' Equity                      125,721         135,042
                                                                       ---------       ---------

Total Liabilities and Stockholders' Equity                             $ 486,117       $ 439,368
                                                                       =========       =========



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Six and Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)
                  (Dollars in thousands except per share data)




                                                       Six Months                   Three Months
                                                  1998           1997           1998           1997
                                               --------       --------       --------       --------
REVENUES
Real estate sales                               $ 46,021       $ 42,746       $ 24,728       $ 22,595
Deferred gross profit                              2,280          2,075          1,147          1,047
Utility revenues                                  18,323         17,911          9,499          8,877
Interest income                                    3,069          2,922          1,462          1,407
Trading account profit, net                           --            207             --            115
Other                                                264            384            100            185
                                                --------       --------       --------       --------
     Total revenues                               69,957         66,245         36,936         34,226

EXPENSES
Real estate expenses                              47,451         45,355         25,399         22,995
Utility expenses                                  13,647         12,892          6,962          6,457
General and administrative expenses                5,142          4,778          2,664          2,194
Interest expense                                   8,315          5,185          4,047          2,879
Other                                                274            355            124            164
                                                --------       --------       --------       --------
     Total expenses                               74,829         68,565         39,196         34,689
                                                --------       --------       --------       --------

Loss from continuing
   operations before income taxes                 (4,872)        (2,320)        (2,260)          (463)

Discontinued operations:
     (Loss) income from operations, less
         income tax expense of $0
                                                    (141)           752             14            882
     Estimated loss on disposal, less
         income tax expense of $0                 (2,000)            --         (2,000)            --
                                                --------       --------       --------       --------

(Loss) income before extraordinary item           (7,013)        (1,568)        (4,246)           419
                                                --------       --------       --------       --------

Extraordinary item:
     Loss on early extinguishment of debt,
        less income tax expense of $0             (2,308)            --             --             --
                                                --------       --------       --------       --------

Net (loss) income                               $ (9,321)      $ (1,568)      $ (4,246)      $    419
                                                ========       ========       ========       ========

Basic and Diluted EPS:

Loss from continuing operations                 $  (0.53)      $  (0.25)      $  (0.24)      $  (0.05)
(Loss) income from discontinued operations      $  (0.02)      $   0.08             --       $   0.10
Estimated loss on disposal                      $  (0.22)            --       $  (0.22)      $     --
Loss from extraordinary item                    $  (0.25)            --             --             --
Net (loss) income                               $  (1.02)      $  (0.17)      $  (0.46)      $   0.05




         See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 1998 and 1997
                             (Dollars in Thousands)

                                                                               1998            1997
                                                                            ---------       ---------
OPERATING ACTIVITIES
Net loss                                                                    $  (9,321)      $  (1,568)
Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                           5,131           5,539
        Loss on early extinguishment of debt                                    2,308              --
        Estimated loss on disposal of discontinued operations                   2,000              --
        Deferred gross profit                                                  (2,280)         (2,075)
        Cost of homesite sales not requiring cash                                 877           1,554
        Trading account profit, net                                                --            (207)
        Changes in operating assets and liabilities:
            Restricted cash                                                    (1,236)            (60)
            Investments trading                                                    --             530
            Principal payments on contracts receivable                          5,656           7,225
            Receivables                                                         1,988           2,530
            Other receivables                                                  (1,809)          1,176
            Inventories                                                        (7,076)        (12,826)
            Other assets                                                       (4,160)         (1,212)
            Assets/liabilities from discontinued operations, net               (2,250)         (2,637)
            Accounts payable and accrued and other liabilities                  1,605          (2,689)
                                                                            ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                                          (8,567)         (4,720)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                    (5,917)         (4,483)
                                                                            ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                          (5,917)         (4,483)

FINANCING ACTIVITIES
Proceeds from issuance of 7% Convertible Subordinated Notes                   115,000              --
Net proceeds from revolving lines of credit and
     long-term borrowings                                                       7,130          33,620
Principal payments on revolving lines of credit and
     long-term borrowings                                                     (68,213)        (23,721)
Redemption of 9% preferred stock of subsidiary                                 (1,800)         (1,800)
                                                                            ---------       ---------

NET CASH  PROVIDED BY FINANCING ACTIVITIES                                     52,117           8,099
                                                                            ---------       ---------

INCREASE (DECREASE) IN CASH                                                    37,633          (1,104)

Cash at beginning of period                                                     4,085           7,567
                                                                            ---------       ---------

CASH AT END OF PERIOD                                                       $  41,718       $   6,463
                                                                            =========       =========

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
                 For the Six Months Ended June 30, 1998 and 1997
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                    1998        1997
                                                                   ------      ------
     Cash paid during the period for:
            Interest  - Continuing operations (net of amount
                          capitalized of $120 and $1,569
                          in 1998 and 1997, respectively)          $5,433      $2,807
                                                                   ------      ------

            Interest - Discontinued operations (net of amount
                          capitalized of $109 and $0 in 1998
                          and 1997, respectively)                     783         536
                                                                   ======      ======

         Income taxes                                              $   --      $   --
                                                                   ======      ======



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                                    1998        1997
                                                                   ------      ------

     Contributions in aid of construction                          $1,253      $2,374
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

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of June 30, 1998 and December 31, 1997 and the related consolidated statements of operations for the six month and three month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1997 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 9,170,102 for the six and three months ended June 30, 1998 and 9,095,102 for the six and three months ended June 30, 1997. For computing earnings per share for the six and three months ended June 30, 1998, the conversion of the Notes and employee stock options was not assumed, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 1998 and 1997.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $5,926 and $4,690 as of June 30, 1998 and December 31, 1997, respectively. These balances are comprised of housing deposits, that will become available to the Company when the housing contracts close, and utilities deposits from water utilities customers.

STOCK OPTIONS

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

RELATED - PARTY TRANSACTIONS

         During 1997, a subsidiary of the Company entered into a joint venture and construction management agreement with a subsidiary of Brookman-Fels for the development of certain parcels at Harbor Islands. In November 1997, the Company's subsidiary, Avatar Properties Inc., acquired certain assets of Brookman-Fels and employed, as officers, the three partners. On June 1, 1998, Avatar paid $1,995,000 to acquire certain assets from its joint venture partner at Harbor Islands, and the joint venture and construction management agreements were modified whereby Avatar's subsidiary will receive a 6% construction management fee to manage construction at Harbor Islands. The purchase price approximated the estimated fair value of the acquired assets, therefore, no goodwill was recorded in conjunction with this transaction.

         On June 1, 1998, a newly formed Avatar subsidiary and Brookman-Fels at Presidential Estates formed a joint venture and entered into a construction management agreement for Presidential Estates. Avatar's subsidiary will receive a 6% construction management fee to manage construction at Presidential Estates. Avatar paid $588,000 for a 49% interest in the joint venture and a 50% interest in the profits in the form of a promissory note, bearing interest at an annual rate of 8%, payable, together with accrued interest, upon closing of agreed upon units.

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

Contracts and mortgage notes receivables are summarized as follows:

                                             June 30,      December 31,
                                               1998           1997
                                             --------      -----------

Contracts and mortgage notes receivable      $ 31,534       $ 40,478
                                             --------       --------
Less:
     Market valuation reserve                      --             43
     Deferred gross profit                     12,885         15,659
     Other                                       (306)           457
                                             --------       --------
                                               12,579         16,159
                                             --------       --------
                                             $ 18,955       $ 24,319
                                             ========       ========

LAND AND OTHER INVENTORIES

Inventories consist of the following:

                                                    June 30,     December 31,
                                                      1998          1997
                                                    --------     ------------
Land developed and in process of development        $ 95,632      $ 98,407
Land held for future development or sale              31,552        31,552
Dwelling units completed or under construction        39,339        30,334
Other                                                    725           868
                                                    --------      --------
                                                    $167,248      $161,161
                                                    ========      ========


MINORITY INTEREST  IN CONSOLIDATED SUBSIDIARIES

         Minority interest in consolidated subsidiaries is represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                  June 30,   December 31,
                                    1998         1997
                                  --------   ------------
9% Cumulative preferred stock      $5,400      $7,200
Other                                  71          68
                                   ------      ------
                                   $5,471      $7,268
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

         Charges to operations included in "Other expenses" relate to preferred stock dividends of subsidiaries for the six months ended June 30, 1998 and 1997, which amount to $274 and $355, respectively.

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

INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1998 and 1997 are as follows:

                                                                             1998           1997
                                                                           --------       --------
Deferred income tax assets
       Net operating loss carryforward                                     $ 21,000       $ 20,000
       Tax over book basis of land inventory                                 32,000         31,000
       Unrecoverable land development costs                                   3,000          3,000
       Tax over book basis of depreciable assets                              5,000          5,000
       Alternative minimum tax and investment tax credit carryforward         4,000          5,000
       Other                                                                  2,000          2,000
                                                                           --------       --------
Total deferred income taxes                                                  67,000         66,000

       Valuation allowance for deferred income tax assets                   (53,000)       (51,000)
                                                                           --------       --------
Deferred income tax assets after valuation allowance                         14,000         15,000

Deferred income tax liabilities
       Book over tax income recognized on homesite sales                     (2,000)        (2,000)
       Book over tax income recognized on vacation ownership sales           (4,000)        (4,000)
       Deferred carrying charges on utilities plant                          (2,000)        (2,000)
       Other                                                                 (6,000)        (7,000)
                                                                           --------       --------
Total deferred income tax liabilities                                       (14,000)       (15,000)
                                                                           --------       --------
Net deferred income taxes                                                  $      0       $      0
                                                                           ========       ========


         A reconciliation of income tax expense from continuing operations to the expected income tax expense (credit) at the federal statutory rate of 34% for the six months ended June 30, 1998 and 1997 is as follows:


                                                             1998           1997
                                                            -------       -------
Income tax expense (credit) computed at statutory rate      $(1,656)      $  (533)
Income tax effect of non-deductible dividends
     on preferred stock of subsidiary                            93           121
State income tax (credit),  net of federal effect              (179)          (45)
Other, net                                                     (258)          457
Change in valuation allowance on deferred tax assets          2,000            --
                                                            -------       -------
Provision for income taxes                                  $     0       $     0
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

          In May 1995, a wastewater rate increase was filed for the North Fort Myers Division of Florida Cities Water Company (FCWC), a utilities subsidiary of the Company. In November 1995, the Florida Public Service Commission (FPSC) issued an Order authorizing a rate increase of approximately 18% (an annualized revenue increase of approximately $378). Following a challenge to the Order by the Office of Public Counsel (the customer advocate) and certain customers, FCWC requested implementation of the rates granted in the Order. After a hearing, the FPSC issued a new Order in September 1996 authorizing final rates which were approximately 5% lower than rates in effect prior to the rate increase filing. FCWC filed an appeal with the District Court of Appeal of Florida, First District (DCA) and in January 1998, DCA reversed and remanded the September 1996 Order. By Order dated April 14, 1998, the FPSC ordered the record reopened and scheduled a hearing in December 1998 to take testimony on one issue remanded by the DCA. FCWC's challenge of this FPSC action was denied by the DCA on June 17, 1998. The rates implemented in January 1996 are reflected in the financial statements and will remain in effect, subject to refund plus interest, pending the ultimate outcome of this matter. FCWC believes that there is a reasonable basis it will prevail.

DISCONTINUED OPERATIONS

During 1997, the Company developed a formal plan for the disposition of its timeshare business. During the second quarter of 1998, the Company entered into a non-binding letter of intent with an unaffiliated third-party for the sale of the timeshare business; however, there is no assurance that the transaction will be consumated. The Company has revised the estimate of the net realizable value of the discontinued timeshare operations based on current business conditions and potential market price for the timeshare operations. As a result, an estimated loss on the disposal of the operations amounting to $2,000 was recorded at June 30, 1998. Net assets and liabilities of the timeshare business have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.


         Consolidated operating results relating to the discontinued operations for the six and three months ended June 30, 1998 and 1997 are as follows:


                                                          Six Months                 Three Months
                                                    ---------------------       --------------------
                                                      1998          1997          1998        1997
                                                    -------       -------       -------      -------
REVENUES
Real estate sales                                   $ 5,410       $ 6,896       $ 3,294      $ 4,343
Interest income                                       1,174           749           575          390
Other                                                   491          (237)          249         (209)
                                                    -------       -------       -------      -------
     Total revenues                                   7,075         7,408         4,118        4,524

EXPENSES
Real estate expenses                                  6,174         5,958         3,611        3,279

Interest expense                                      1,042           698           493          363
                                                    -------       -------       -------      -------
     Total expenses                                   7,216         6,656         4,104        3,642
                                                    =======       =======       =======      =======
Net (loss) income from discontinued operations      $  (141)      $   752       $    14      $   882
                                                    =======       =======       =======      =======



         The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets as of June 30, 1998 and December 31, 1997 are as follows:

                                                                        June 30,     December 31,
                                                                          1998           1997
                                                                        --------     -----------
ASSETS
Cash and cash equivalents                                               $    152       $     49
Restricted cash                                                              491            322
Contracts and mortgage notes receivables, net                             17,086         15,197
Other receivables, net                                                       677            691
Land and other inventories                                                 9,890          8,903
Property, plant and equipment, net                                           251            238
Other assets                                                               2,632          2,159
Reserve on estimated loss on disposal                                     (2,000)            --
                                                                        --------       --------
                                   Total Assets                         $ 29,179       $ 27,559
                                                                        ========       ========
LIABILITIES
Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage notes receivable      $ 13,257       $ 12,952
  Real estate                                                              6,307          4,568
Accounts payable                                                             119            694
Accrued and other liabilities                                                349            448
                                                                        --------       --------
                                   Total Liabilities                    $ 20,032       $ 18,662
                                                                        ========       ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Operations for the six and three month periods ended June 30, 1998 resulted in a net loss of $9,321 or $1.02 per share and $4,246 or $0.46 per share, respectively, compared to a net loss of $1,568 or $0.17 per share and net income of $419 or $0.05 per share, respectively, for the same period of 1997. The decrease in operating results for the six and three months ended June 30, 1998 was primarily attributable to an increase in interest expense and general and administrative expenditures, a decrease in the discontinued vacation ownership operations and an estimated loss on the disposal of discontinued operations. Also contributing to the decrease in operating results for the six months ended June 30, 1998 was a decrease in utilities operating results, as well as an extraordinary loss on the early extinguishment of debt as compared to the same period in 1997. The decrease in operations for the six months ended June 30, 1998 was partially offset by an improvement in real estate operating results compared to the same period in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

RESULTS OF OPERATIONS - CONTINUED

          Avatar's real estate revenues for the six and three months ended June 30, 1998 increased $3,275 or 7.7% and $2,133 or 9.4%, respectively, while real estate expenses increased $2,096 or 4.6% and $2,404 or 10.5%, respectively, when compared to the same periods of 1997. The increase in real estate revenues for the six and three months ended June 30, 1998 is generally a result of increased housing revenues partially offset by a decrease in commercial and industrial land sales. The increase in real estate expenses for the six and three months ended June 30, 1998, when compared to the same periods of 1997, is essentially a result of related costs associated with the increased sales volume.

         Data from homebuilding operations for the six and three months ended June 30, 1998 and 1997 is summarized as follows:


                                    Six Months               Three Months
                               --------------------      --------------------
                                 1998        1997          1998         1997
                               -------      -------      -------      -------
UNITS CLOSED
  Number of units                  232          214          122          106
  Aggregate dollar volume      $32,802      $27,868      $17,871      $13,885
  Average price per unit       $   141      $   130      $   146      $   131
UNITS SOLD, NET
  Number of units                  267          339          132          146
  Aggregate dollar volume      $51,215      $43,904      $29,807      $20,831
  Average price per unit       $   192      $   130      $   226      $   143

BACKLOG                             June 30,
                               1998        1997
                             -------      -------
Number of units                  411          428
Aggregate dollar volume      $75,456      $57,385
Average price per unit       $   184      $   134

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         Data from the national and international retail land sales programs, terminated in the second quarter of 1996, is as follows:

                                                                       June 30,
                                                                   1998          1997
                                                                 --------       --------
RETAIL LAND SALES OPERATIONS DATA

  Deferred gross profit                                          $  2,280       $  2,075
  Interest income                                                   1,739          2,794
  Loss on contract cancellations                                      (31)          (646)
  Contract servicing expense                                         (302)          (350)
  Interest expense                                                   (785)        (1,513)

BALANCE SHEET DATA

  Contracts and mortgage notes receivable, net                     18,955         30,520
  Debt collateralized by contracts and mortgages receivable        12,950         30,138



Contract servicing expense and loss on contract cancellations are included under the caption real estate expenses on the consolidated statement of operations.

         Utilities revenues for the six and three months ended June 30, 1998, increased $412 or 2.3% and $622 or 7.0%, respectively, when compared to the same period in 1997. The increase in utilities revenues for the six and three months ended June 30, 1998, is primarily attributable to customer growth and increased contract services. Utilities expenses for the six and three months ended June 30, 1998, increased $755 or 5.9% and $505 or 7.8%, respectively, when compared to the same periods of 1997. The increase in utilities expenses for the six and three months ended June 30, 1998, is primarily attributable to increases in maintenance and other operational expenses.

         General and administrative expenses for the six and three months ended June 30, 1998 increased by $364 or 7.6% and $470 or 21.4%, respectively, compared to the same periods in 1997. The increase is primarily attributed to increased executive compensation and professional fees.

         Interest expense for the six and three months ended June 30, 1998 increased $3,130 or 60.4% and $1,168 or 40.6%, respectively, compared to the same periods in 1997. The increase is primarily attributable to the interest expense incurred from the Notes (described below) issued February 2, 1998. Also contributing to the increase in interest expense is the reduction in capitalized interest in 1998 compared to 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
        --CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         For the six and three months ended June 30, 1998 operating results from discontinued vacation ownership operations decreased due to decreased sales volume and changes in the product mix as compared to the same periods in 1997. In addition, the Company revised the estimate of the net realizable value of the discontinued timeshare operations based on current business conditions. As a result, an estimated loss on the disposal of the operations amounting to $2,000 was recorded at June 30, 1998.

         For the six months ended June 30, 1998, the Company recorded a $2,308 extraordinary loss due to the early extinguishment of the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000. The extraordinary loss resulted from the unamortized portion of the discounts associated with the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000 written off upon extinguishment.


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

         On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. These Notes are designed to enhance the Company's liquidity resources and to give it increased operating and financial flexibility. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay, on March 13, 1998, $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The remaining proceeds will be used to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED


         For the six months ended June 30, 1998, net cash used in operating activities amounted to $8,567 as a result of an increase in inventories, which included expenditures from land development and housing operations of $7,076 and an increase in other assets of $4,160, partially offset by principal payments collected on contract receivables of $5,656. Net cash used in investing activities of $5,917 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $52,117 resulted primarily from proceeds of $115,000 from the Notes after repayment of $33,000 of the 8% and 9% Senior Debentures due 2000 and $35,213 in land, construction and development loans.

         For the six months ended June 30, 1997, net cash used by operating activities amounted to $4,720 as a result of an increase in inventories, which included expenditures from land development and housing operations of $12,826, partially offset by principal payments collected on contract receivables of $7,225. Net cash used in investing activities of $4,483 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $8,099 resulted primarily from net proceeds from revolving lines of credit and long-term borrowings of $33,620 less principal payments on revolving lines of credit and long-term borrowings of $23,721.

         At June 30, 1998, the Company's secured real estate lines of credit, exclusive of timeshare credit facilities, amounted to $12,950, all of which were fully utilized. These real estate lines are secured by contracts and mortgage receivables aggregating $14,358 and are due to mature in the second quarter of 1999. Corporate secured lines of credit were $20,000 at June 30, 1998, the unused and available portions were $5,000, and mature in the second quarter of 1999.

         At June 30, 1998, utilities unsecured lines of credit were $15,000 and the unused and available portion was $12,892. The utilities lines mature in the second quarter of 2000.

         The Company believes that high levels of automation and technology are essential to its operations and has invested considerable resources in computer hardware, system applications and networking capabilities. The Company's systems which integrate all major aspects of the Company's business, including inventory control, planning, labor utilization and financial reporting were designed in the early 1990's and are substantially "Year 2000" compliant. Since 1997, the Company has been continually assessing the ability of the information systems to handle the "Year 2000 Issue", and currently does not expect this issue to be material to the Company's business based on its assessment of its own systems. The Company is also in process of evaluating its vendors and suppliers to determine what effect, if any, potential lack of compliance could have on the Company's operations.

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

PART II -- OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS

          The information, which is set forth in the paragraph under the caption "Contingencies" in the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this report is incorporated herein by reference.


   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 28, 1998, in Coral Gables, Florida, for the purpose of electing ten directors; approving a proposal to amend and restate the Corporation's Certificate of Incorporation; and approving the appointment of Ernst & Young LLP, independent accountants, as auditors for the year ending December 31, 1998. Proxies were solicited from holders of 9,170,102 outstanding shares of Common Stock as of the close of business on March 31, 1998, as described in Registrant's Proxy Statement dated April 28, 1998. All of management's nominees for directors were re-elected, the amended and restated Certificate of Incorporation was approved, and the appointment of Ernst & Young LLP was approved by the following votes:

ELECTION OF DIRECTORS

     NAME                              VOTES FOR            WITHHELD
     ----                              ---------            --------
Leon Levy                              7,514,768             56,620
Milton H. Dresner                      7,515,573             55,815
Edwin Jacobson                         7,511,042             60,346
Gerald Kelfer                          7,516,235             55,153
Leon T. Kendall                        7,514,583             56,805
Martin Meyerson                        7,515,005             56,383
Gernot H. Reiners                      7,516,240             55,148
Kenneth T. Rosen                       7,518,157             53,231
Fred Stanton Smith                     7,514,666             56,722
Henry King Stanford                    7,511,740             59,648

APPROVAL OF THE RESTATED CERTIFICATE OF INCORPORATION

                                          VOTES                VOTES
     VOTES FOR                           AGAINST             ABSTAINED
     ---------                           -------             ---------
     7,509,552                            30,757              31,079

APPOINTMENT OF AUDITORS

                                       SHARES VOTED            SHARES
SHARES VOTED FOR                          AGAINST             ABSTAINED
----------------                       ------------           ---------
     7,545,076                             6,480               19,832



ITEM 5. OTHER INFORMATION

         On May 28, 1998, the Board of Directors of the Company approved an amendment and restatement of the Company's By-Laws, which among other things,
(i) made certain changes to provisions relating to indemnification by the Company and (ii) sets forth the procedures that stockholders must follow in order to nominate directors or bring other business before an annual meeting of stockholders.

         Under the Amended and Restated By-Laws, if a stockholder wishes to nominate directors or bring other business before the stockholders at an annual meeting, in general, such stockholder must (i) notify the Secretary of the Company not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of the stockholders and (ii) such notice must contain the specific information required by the

Amended and Restated By-Laws. Accordingly, any notice received after March 29, 1999 or before February 28, 1999, with respect to the 1999 Annual Meeting of Stockholders will be considered untimely. These conditions are separate from the requirements of the Securities and Exchange Commission under Rule 14a-8 to have a stockholder's proposal included in the Company's proxy statement.

         If a stockholder requires more information regarding the Amended and Restated By-Laws, you should contact the office of the Secretary, Avatar Holdings Inc., P.O. Box 523000, Miami, FL 33152.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

         3(a) Certificate of Incorporation, as amended and restated May 28, 1998 (filed herewith).

         3(b) By-laws, as amended and restated May 28, 1998 (filed herewith).

         27       Financial Data Schedule (filed herewith)

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AVATAR HOLDINGS INC.

Date:  August 14, 1998              By: /s/ Charles L. McNairy
       ----------------------           ----------------------------------------
                                        Charles L. McNairy
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer

Date:  August 14, 1998              By: /s/ Michael P. Rama
       ----------------------           ----------------------------------------
                                        Michael P. Rama
                                        Chief Accounting Officer

Exhibit Index



         3(a) Certificate of Incorporation, as amended and restated May 28, 1998 (filed herewith)

         3(b)     By-laws, as amended and restated May 28, 1998 (filed herewith)

         27       Financial Data Schedule (filed herewith)