Form 10-Q
period 1998-09-30
AVATAR HOLDINGS INC
filed 1998-11-13
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               --------------------------------------------------

              [X] Quarterly report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998

                                       or

                 [ ] Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                         For the transition period from
                                       to
                              --------    --------

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
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,170,102 shares of the Company's common stock ($1.00 par value) were outstanding as of October 31, 1998.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                        PAGE
PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS (Unaudited):

       Consolidated Balance Sheets --
         September 30, 1998 and December 31, 1997...............................................           3

       Consolidated Statements of Operations --
         Nine months and three months ended
         September 30, 1998 and 1997............................................................           4

       Consolidated Statements of Cash Flows --
         Nine months ended September 30, 1998 and 1997..........................................           5

       Notes to Consolidated Financial Statements...............................................           7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................          13

PART II.   OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS...............................................................          21

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................................          21

PART I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets - (Unaudited)
                             (Dollars in thousands)

                                                                       September 30,     December 31,
                                                                          1998              1997
                                                                       ------------      ------------
Assets

Cash                                                                   $     31,567      $      4,085
Restricted cash                                                               5,620             4,690
Contracts and mortgage notes receivables, net                                17,017            24,319
Other receivables, net                                                        7,142             6,186
Land and other inventories                                                  172,590           161,161
Property, plant and equipment, net                                          190,798           188,602
Other assets                                                                 22,438            19,448
Regulatory assets                                                             2,977             3,318
Assets of discontinued operations                                            31,457            27,559
                                                                       ------------      ------------
                         Total Assets                                  $    481,606      $    439,368
                                                                       ============      ============
Liabilities and Stockholders' Equity

Liabilities
Notes, mortgage notes and other debt:
  Corporate                                                            $    130,000      $     44,506
  Notes collateralized by contracts and mortgage notes receivable            10,895            23,566
  Real Estate                                                                19,898            39,163
  Utilities                                                                  37,955            39,216
Estimated development liability for sold land                                 8,423             8,697
Accounts payable                                                              4,582             6,081
Accrued and other liabilities                                                42,562            36,918
Deferred customer betterment fees                                            18,925            18,667
Minority interest in consolidated subsidiaries                                5,472             7,268
Liabilities of discontinued operations                                       21,838            18,662
                                                                       ------------      ------------
                         Total Liabilities                                  300,550           242,744
Commitments and contingent liabilities
Contributions in aid of construction                                         60,892            61,582

Stockholders' Equity

Common Stock, par value $1 per share
                         Authorized: 15,500,000 shares
                         Issued:  9,170,102 shares                            9,170             9,170
Additional paid-in capital                                                  151,422           151,422
Accumulated deficit                                                         (40,428)          (25,550)
                                                                       ------------      ------------
                         Total Stockholders' Equity                         120,164           135,042
                                                                       ------------      ------------
Total Liabilities and Stockholders' Equity                             $    481,606      $    439,368
                                                                       ============      ============

See notes to consolidated financial statements

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         For the Nine and Three Months Ended September 30, 1998 and 1997
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                                                Nine Months                      Three Months
                                                                           1998             1997             1998            1997
                                                                         ---------        ---------        --------        --------
Revenues

Real estate sales                                                        $  64,888        $  60,284        $ 18,867        $ 17,535
Deferred gross profit                                                        3,347            3,010           1,067             935
Utility revenues                                                            27,088           26,153           8,765           8,242
Interest income                                                              4,339            4,110           1,270           1,188
Trading account profit, net                                                     --              257              --              50
Other                                                                          392              601             128             217
                                                                         ---------        ---------        --------        --------
     Total revenues                                                        100,054           94,415          30,097          28,167

Expenses

Real estate expenses                                                        69,881           66,308          22,430          20,955
Utility expenses                                                            20,453           19,207           6,806           6,315
General and administrative expenses                                          7,540            6,919           2,398           2,141
Interest expense                                                            12,275            8,743           3,960           3,558
Other                                                                          397              518             123             163
                                                                         ---------        ---------        --------        --------
     Total expenses                                                        110,546          101,695          35,717          33,132
                                                                         ---------        ---------        --------        --------

Loss from continuing
   operations before income taxes                                          (10,492)          (7,280)         (5,620)         (4,965)

Discontinued operations:
     (Loss) income from operations, less
         income tax expense of $0
                                                                               (78)             699              63             (48)
     Estimated loss on disposal, less
         income tax expense of $0                                           (2,000)               -               -               -
                                                                         ---------        ---------        --------        --------

Loss before extraordinary item                                             (12,570)          (6,581)         (5,557)         (5,013)
                                                                         ---------        ---------        --------        --------

Extraordinary item:
     Loss on early extinguishment of debt,
        less income tax expense of $0                                       (2,308)               -               -               -
                                                                         ---------        ---------        --------        --------
Net loss                                                                 $ (14,878)       $  (6,581)       $ (5,557)       $ (5,013)
                                                                         =========        =========        ========        ========

Basic and Diluted EPS:

Loss from continuing operations                                          $   (1.14)       $   (0.80)       $  (0.61)       $  (0.54)
(Loss) income from discontinued operations                               $   (0.01)       $    0.08        $   0.01        $  (0.01)
Estimated loss on disposal                                               $   (0.22)               -               -               -
Loss from extraordinary item                                             $   (0.25)               -               -               -
Net loss                                                                 $   (1.62)       $   (0.72)       $  (0.60)       $  (0.55)

         See notes to consolidated financial statements

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 1998 and 1997
                             (Dollars in Thousands)


                                                                                                    1998                     1997
                                                                                                  ---------                --------
OPERATING ACTIVITIES

Net loss                                                                                          ($ 14,878)               ($ 6,581)
Adjustments to reconcile net loss to
  net cash  used in operating activities:
         Depreciation and amortization                                                                7,820                   7,551
         Loss on early extinguishment of debt                                                         2,308                       -
         Estimated loss on disposal of discontinued operations                                        2,000                       -
         Deferred gross profit                                                                       (3,347)                 (3,010)
         Inventory writedown                                                                              -                     200
         Cost of homesite sales not requiring cash                                                    1,492                   2,061
         Trading account profit, net                                                                      -                    (257)
         Changes in operating assets and liabilities:
            Restricted cash                                                                            (930)                   (145)
            Investments trading                                                                           -                     528
            Principal payments on contracts receivable                                               10,980                  13,876
            Receivables                                                                                (331)                    289
            Other receivables                                                                          (956)                  1,533
            Inventories                                                                             (14,866)                (15,600)
            Other assets                                                                             (2,946)                    363
            Assets/liabilities from discontinued operations, net                                     (2,722)                 (2,039)
            Accounts payable and accrued and other liabilities                                        4,403                    (584)
                                                                                                  ---------                --------

NET CASH USED IN OPERATING ACTIVITIES                                                               (11,973)                 (1,815)

INVESTING ACTIVITIES

Investment in property, plant and equipment                                                          (9,035)                 (6,654)
                                                                                                  ---------                --------
NET CASH USED IN INVESTING ACTIVITIES                                                                (9,035)                 (6,654)

FINANCING ACTIVITIES

Proceeds from issuance of 7% Convertible Subordinated Notes                                         115,000                       -
Net proceeds from revolving lines of credit and
     long-term borrowings                                                                            19,932                  46,070
Principal payments on revolving lines of credit and
     long-term borrowings                                                                           (84,642)                (38,953)
Redemption of 9% preferred stock of subsidiary                                                       (1,800)                 (1,800)
                                                                                                  ---------                --------

NET CASH  PROVIDED BY FINANCING ACTIVITIES                                                           48,490                   5,317
                                                                                                  ---------                --------

INCREASE (DECREASE) IN CASH                                                                          27,482                  (3,152)

Cash at beginning of period                                                                           4,085                   6,463
                                                                                                  ---------                --------

CASH AT END OF PERIOD                                                                             $  31,567                $  3,311
                                                                                                  =========                ========

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
              For the Nine Months Ended September 30, 1998 and 1997
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



     Cash paid during the period for:                                        1998              1997
                                                                           --------          --------
        Interest - Continuing operations (net of amount
                      capitalized of $476 and $2,289
                      in 1998 and 1997, respectively)                      $  9,822          $  6,485
                                                                           --------          --------

        Interest - Discontinued operations (net of amount
                      capitalized of $109 and $13 in 1998
                      and 1997, respectively)                              $  1,403          $    811
                                                                           ========          ========

        Income taxes                                                       $      -          $      -
                                                                           ========          ========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

                                                                             1998              1997
                                                                           --------          --------
     Contributions in aid of construction                                  $  1,617          $  4,401
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

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of September 30, 1998 and December 31, 1997 and the related consolidated statements of operations for the nine month and three month periods ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1997 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1997 financial statement items have been reclassified to conform to the 1998 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 9,170,102 for the nine and three months ended September 30, 1998 and 9,095,102 for the nine and three months ended September 30, 1997. The computation of earnings per share for the nine and three months ended September 30, 1998 did not assume the conversion of the Notes and employee stock options, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 1998 and 1997.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $5,620 and $4,690 as of September 30, 1998 and December 31, 1997, respectively. These balances are comprised of housing deposits, that will become available to the Company when the housing contracts close, and utilities deposits from water utilities customers.

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

RELATED - PARTY TRANSACTIONS

         During 1997, a subsidiary of the Company entered into a joint venture and construction management agreement with a subsidiary of Brookman-Fels for the development of certain parcels at Harbor Islands. In November 1997, the Company's subsidiary, Avatar Properties Inc., acquired certain assets of Brookman-Fels and employed, as officers, the three partners. On June 1, 1998, Avatar paid $1,995 to acquire certain assets from its joint venture partner at Harbor Islands, and the joint venture and construction management agreements were modified whereby Avatar's subsidiary will receive a 6% construction management fee to manage construction at Harbor Islands. The purchase price approximated the estimated fair value of the acquired assets, therefore, no goodwill was recorded in conjunction with this transaction.

         On June 1, 1998, a newly formed Avatar subsidiary and Brookman-Fels at Presidential Estates formed a joint venture and entered into a construction management agreement for Presidential Estates. Avatar's subsidiary will receive a 6% construction management fee to manage construction at Presidential Estates. Avatar paid $588 for a 49% interest in the joint venture and a 50% interest in the profits in the form of a promissory note, bearing interest at an annual rate of 8%, payable, together with accrued interest, upon the closing of agreed upon units.

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

Contracts and mortgage notes receivables are summarized as follows:

                                                                                   September 30,       December 31,
                                                                                       1998                1997
                                                                                   -------------      -------------
Contracts and mortgage notes receivable                                            $      27,976      $      40,478
                                                                                   -------------      -------------
Less:
      Market valuation reserve                                                                 -                 43
      Deferred gross profit                                                               11,625             15,659
      Other                                                                                 (666)               457
                                                                                   -------------      -------------
                                                                                          10,959             16,159
                                                                                   -------------      -------------
                                                                                   $      17,017      $      24,319
                                                                                   =============      =============

LAND AND OTHER INVENTORIES

Inventories consist of the following:

                                                                                           September 30,     December 31,
                                                                                              1998               1997
                                                                                           -------------     -------------
Land developed and in process of development                                               $      92,290     $      98,407
Land held for future development or sale                                                          32,378            31,552
Dwelling units completed or under construction                                                    47,173            30,334
Other                                                                                                749               868
                                                                                           -------------     -------------
                                                                                           $     172,590     $     161,161
                                                                                           =============     =============


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         Minority interest in consolidated subsidiaries is represented by preferred stock of Avatar Utilities' subsidiaries. Total preferred stock outstanding is as follows:

                                                                                           September 30,      December 31,
                                                                                               1998              1997
                                                                                           -------------     -------------
9% Cumulative preferred stock                                                              $       5,400     $       7,200
Other                                                                                                 72                68
                                                                                           -------------     -------------
                                                                                           $       5,472     $       7,268
                                                                                           =============     =============


         Avatar's utilities subsidiary's 9% cumulative preferred stock issue provides for redemption of a minimum of $1,800 of the preferred stock per annum beginning in 1997. During each of the first quarters of 1998 and 1997, Avatar redeemed $1,800 of the preferred stock. A redemption of all outstanding shares shall occur no later than March 1, 2001.

         Charges to operations included in "Other expenses" relate to preferred stock dividends of subsidiaries for the nine months ended September 30, 1998 and 1997, which amount to $397 and $518, respectively.

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

INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 1998 and December 31, 1997 are as follows:

                                                                         1998                 1997
                                                                       --------             --------
Deferred income tax assets
    Net operating loss carryforward                                    $ 24,000             $ 20,000
    Tax over book basis of land inventory                                32,000               31,000
    Unrecoverable land development costs                                  3,000                3,000
    Tax over book basis of depreciable assets                             4,000                5,000
    Alternative minimum tax and investment tax credit carryforward        4,000                5,000
    Other                                                                 2,000                2,000
                                                                       --------             --------
Total deferred income taxes                                              69,000               66,000

    Valuation allowance for deferred income tax assets                  (55,000)             (51,000)
                                                                       --------             --------
Deferred income tax assets after valuation allowance                     14,000               15,000

Deferred income tax liabilities
    Book over tax income recognized on homesite sales                    (1,000)              (2,000)
    Book over tax income recognized on vacation ownership sales          (5,000)              (4,000)
    Deferred carrying charges on utilities plant                         (2,000)              (2,000)
    Other                                                                (6,000)              (7,000)
                                                                       --------             --------
Total deferred income tax liabilities                                   (14,000)             (15,000)
                                                                       --------             --------
Net deferred income taxes                                              $      0             $      0
                                                                       ========             ========


         A reconciliation of income tax expense from continuing operations to the expected income tax expense (credit) at the federal statutory rate of 34% for the nine months ended September 30, 1998 and 1997 is as follows:


                                                                          1998                  1997
                                                                      -----------           -----------
Income tax expense (credit) computed at statutory rate               ($     3,567)         ($     2,475)
Income tax effect of non-deductible dividends
     on preferred stock of subsidiary                                         135                   176
State income tax (credit),  net of federal effect                            (396)                 (265)
Other, net                                                                   (172)                  564
Change in valuation allowance on deferred tax assets                        4,000                 2,000
                                                                      -----------           -----------
Provision for income taxes                                            $         0           $         0
                                                                      ===========           ===========

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

DISCONTINUED OPERATIONS

         During 1997, the Company developed a formal plan for the disposition of its timeshare business. During the second quarter of 1998, the Company entered into a non-binding letter of intent with an unaffiliated third party for the sale of the timeshare operation; however, negotiations were discontinued during the third quarter of 1998. Management is currently in discussion with various parties to market the sale of this operation. In the second quarter of 1998 the Company revised its estimate of the net realizable value of the discontinued timeshare operations based on then current business conditions and potential market price for the timeshare operations. As a result, an estimated loss on the disposal of the operations amounting to $2,000 was recorded during the second quarter of 1998. Net assets and liabilities of the timeshare business have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.


         Consolidated operating results relating to the discontinued operations for the nine and three months ended September 30, 1998 and 1997 are as follows:


                                                             Nine Months                       Three Months
                                                     --------------------------          -----------------------
                                                       1998              1997             1998            1997
                                                     --------           -------          ------          -------
Revenues
Real estate sales                                    $ 12,624           $ 9,827          $7,214          $ 3,412
Interest income                                         1,831             1,228             657              479
Other                                                   1,039               284             548               43
                                                     --------           -------          ------          -------
     Total revenues                                    15,494            11,339           8,419            3,934

Expenses
Real estate expenses                                   13,764             9,476           7,590            3,516
Interest expense                                        1,808             1,164             766              466
                                                     --------           -------          ------          -------
     Total expenses                                    15,572            10,640           8,356            3,982
                                                     --------           -------          ------          -------
Net (loss) income from discontinued operations       $    (78)          $   699          $   63          $   (48)
                                                     ========           =======          ======          =======

         The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets as of September 30, 1998 and December 31, 1997 is as follows:

                                                                          September 30,     December 31,
                                                                               1998              1997
                                                                          -------------     ------------
Assets

Cash and cash equivalents                                                 $          79     $         49
Restricted cash                                                                     453              322
Contracts and mortgage notes receivables, net                                    21,195           15,197
Other receivables, net                                                              610              691
Land and other inventories                                                        8,609            8,903
Property, plant and equipment, net                                                  255              238
Other assets                                                                      2,256            2,159
Reserve on estimated loss on disposal                                            (2,000)               -
                                                                          -------------     ------------
                                   Total Assets                           $      31,457     $     27,559
                                                                          =============     ============
Liabilities

Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage
    notes receivable                                                      $      14,759     $     12,952
  Real estate                                                                     6,447            4,568
Accounts payable                                                                     54              694
Accrued and other liabilities                                                       578              448
                                                                          -------------     ------------
                                   Total Liabilities                      $      21,838     $     18,662
                                                                          =============     ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Operations for the nine and three month periods ended September 30, 1998 resulted in a net loss of $14,878 or $1.62 per share and $5,557 or $0.60 per share, respectively, compared to a net loss of $6,581 or $0.72 per share and $5,013 or $0.55 per share, respectively, for the same periods of 1997. The decrease in operating results for the nine and three months ended September 30, 1998 was primarily attributable to an increase in interest expense and general and administrative expenditures. Also contributing to the decrease in operating results for the nine months ended September 30, 1998 was a decrease in utilities operating results, a decrease in the discontinued vacation ownership operations, an estimated loss on the disposal of discontinued operations as well as an extraordinary loss on the early extinguishment of debt as compared to the same period in 1997. The decrease in operations for the nine months ended September 30, 1998 was partially offset by an improvement in real estate operating results compared to the same period in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- CONTINUED

RESULTS OF OPERATIONS - CONTINUED

          Avatar's real estate revenues for the nine and three months ended September 30, 1998 increased $4,604 or 7.6% and $1,332 or 7.6%, respectively, while real estate expenses increased $3,573 or 5.4% and $1,475 or 7.0%, respectively, when compared to the same periods of 1997. The increase in real estate revenues for the nine months ended September 30, 1998 is generally a result of increased housing revenues partially offset by a decrease in commercial and industrial land sales. The increase in real estate revenues for the three months ended September 30, 1998 is attributable to an increase in commercial and industrial land sales partially offset by decreased housing revenues when compared to the same period of 1997. The increase in real estate expenses for the nine months ended September 30, 1998, when compared to the same period of 1997, is essentially a result of related costs associated with the increased sales volume. The increase in real estate expenses for the three months ended September 30, 1998 is primarily due to increased selling expenses associated with the increased homebuilding sales volume as well as nonrecurring expenditures associated with product development at the Company's Poinciana project.

         Data from homebuilding operations for the nine and three months ended September 30, 1998 and 1997 is summarized as follows:


                                                                        Nine Months                             Three Months
                                                                  1998                1997                1998                1997
                                                                 -------             -------             -------             -------
Units closed

  Number of units                                                    336                 316                 104                 102
  Aggregate dollar volume                                        $45,958             $41,411             $13,156             $13,543
  Average price per unit                                         $   137             $   131             $   127             $   133

Units sold, net

  Number of units                                                    413                 472                 146                 133
  Aggregate dollar volume                                        $81,033             $60,586             $29,818             $16,682
  Average price per unit                                         $   196             $   128             $   204             $   125


                                                                        September 30
                                                                  1998                1997
                                                                 -------             -------
Backlog

  Number of units                                                    453                 462
  Aggregate dollar volume                                        $92,118             $60,524
  Average price per unit                                         $   203             $   131

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         Data from the national and international retail land sales programs, terminated in the second quarter of 1996, is as follows:

                                                                            September 30
                                                                      1998               1997
                                                                     --------           --------
Retail Land Sales Operations Data

      Deferred gross profit                                          $  3,347           $  3,010
      Interest income                                                   2,448              4,110
      Loss on contract cancellations                                      (43)              (872)
      Contract servicing expense                                         (426)              (437)
      Interest expense                                                 (1,043)            (2,173)

Balance Sheet Data

      Contracts and mortgage notes receivable, net                     17,017             27,080
      Debt collateralized by contracts and mortgages receivable        10,895             26,766

Contract servicing expense and loss on contract cancellations are included under the caption real estate expenses on the consolidated statement of operations.

         Utilities revenues for the nine and three months ended September 30, 1998, increased $935 or 3.6% and $523 or 6.3%, respectively, when compared to the same periods in 1997. The increase in utilities revenues for the nine and three months ended September 30, 1998, is primarily attributable to customer growth and increased contract services. Utilities expenses for the nine and three months ended September 30, 1998, increased $1,246 or 6.5% and $491 or 7.8%, respectively, when compared to the same periods of 1997. The increase in utilities expenses for the nine and three months ended September 30, 1998, is primarily attributable to increases in maintenance and other operational expenses.

         General and administrative expenses for the nine and three months ended September 30, 1998 increased by $621 or 9.0% and $257 or 12.0%, respectively, compared to the same periods in 1997. The increase is primarily attributed to increased executive compensation and professional fees.

         Interest expense for the nine and three months ended September 30, 1998 increased $3,532 or 40.4% and $402 or 11.3%, respectively, compared to the same periods in 1997. The increase is primarily attributable to the interest expense incurred from the Notes (described below) issued February 2, 1998. Also contributing to the increase in interest expense is the reduction of $1,813 in capitalized interest in 1998 compared to 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         For the nine months ended September 30, 1998 operating results from discontinued vacation ownership operations decreased due to changes in the product mix as compared to the same period in 1997. In addition, the Company revised the estimate of the net realizable value of the discontinued timeshare operations based on current business conditions. As a result, an estimated loss on the disposal of the operations amounting to $2,000 was recorded during the second quarter of 1998.

         For the nine months ended September 30, 1998, the Company recorded a $2,308 extraordinary loss due to the early extinguishment of the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000. The extraordinary loss resulted from the unamortized portion of the discounts associated with the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000 written off upon extinguishment.


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

         On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. These Notes are designed to enhance the Company's liquidity resources and to give it increased operating and financial flexibility. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay, on March 13, 1998, $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The remaining proceeds are available to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

         For the nine months ended September 30, 1998, net cash used in operating activities amounted to $11,973 as a result of an increase in inventories, which included expenditures from land development and housing operations of $14,866 and an increase in other assets of $2,946, partially offset by principal payments collected on contract receivables of $10,980. Net cash used in investing activities of $9,035 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $48,490 resulted primarily from proceeds of $115,000 from the Notes after repayment of $33,000 of the 8% and 9% Senior Debentures due 2000 and $51,642 in land, construction and development loans.

         For the nine months ended September 30, 1997, net cash used in operating activities amounted to $1,815 as a result of an increase in inventories, which included expenditures from land development and housing operations of $15,600, partially offset by principal payments collected on contract receivables of $13,876. Net cash used in investing activities of $6,654 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $5,317 resulted primarily from net proceeds from revolving lines of credit and long-term borrowings of $46,070 less principal payments on revolving lines of credit and long-term borrowings of $38,953.

         At September 30, 1998, the Company's secured real estate lines of credit, exclusive of timeshare credit facilities, amounted to $10,895, all of which were fully utilized. These real estate lines are secured by contracts and mortgage receivables aggregating $11,973 and are due to mature in the second quarter of 1999. Corporate secured lines of credit were $20,000 at September 30, 1998, the unused and available portions were $5,000, and mature in the second quarter of 1999.

         At September 30, 1998, utilities unsecured lines of credit were $15,000 and the unused and available portion was $14,133. The utilities lines mature in the second quarter of 2000.


YEAR 2000

         The Year 2000 issue relates to computer systems programmed to use two digits rather than four to define the applicable year. Computer systems and other programmable devices utilizing time/date-sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the Year 2000 which could result in the computer or device shutting down, performing incorrect computations or performing inconsistently.

         Various systems could be affected, ranging from complex information technology (IT) computer systems and applications which may be impacted by the Year 2000 issue and the actions related to non-IT systems and equipment which include embedded technology which may be impacted by the Year 2000 problem and the actions related thereto. In addition, the failure to be Year 2000 compliant by third party vendors and suppliers with whom a company has material relationships could adversely affect such company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- CONTINUED

YEAR 2000 - CONTINUED

         The Company's systems that integrate all major aspects of the Company's business, including inventory control, planning, labor utilization and financial reporting, were designed in the early 1990's and are substantially Year 2000 compliant. Since 1997, the Company has been continually assessing the ability of the information system to handle the "Year 2000 Issue", and currently does not expect this issue to be material to the Company's business based upon its assessment of its own system.

State of Readiness

         The Company has conducted a comprehensive review of its computer systems to identify those systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The implementation plan includes the following phases: formation of a team of internal resources to inventory affected technology and assess the impact of the Year 2000 issue; develop solution plans; modify or replace existing processes, hardware and software; test and certify modified, existing and new processes; and develop contingency plans. All components of software and hardware of the Company are currently in various phases of review, modification or implementation.

         As of September 30, 1998 all critical hardware and software systems utilized by the Company have been tested and/or verified as either Year 2000 compliant or appropriate remediation was taken or will be taken to effect compliance. Certain non-critical software systems were determined not to be Year 2000 compliant and have been or will be modified or converted to compliant systems. Systems utilized by the Company's utilities subsidiaries were not compliant, and during the 1997 fiscal year financial systems were converted to compliant systems previously in use by the Company. Conversion of additional non-critical systems is in process. Meter reading devices used by the Company's utilities subsidiaries include certain embedded systems which may fail; however, such failure would be immaterial as billing for utilities services can be estimated based on historical usage pending necessary remediation or replacement. Testing systems utilized to verify compliance include the posting to the systems of the date of January 1, 2000 as though the date were effective. The Company expects to have all critical IT and non-IT systems tested by December 31, 1998. Any necessary additional modifications or replacements will be completed during the first quarter of 1999 and offsite testing of critical systems will be conducted in the second quarter of 1999 in conjunction with the Company's standard testing of its business recovery program.

       The Company also developed a third-party vendor and business partner awareness program, which communicates matters of concern to the Company pertaining to the Year 2000 issue. A comprehensive Year 2000 questionnaire has been circulated to material third-party vendors and business partners to enable the Company to ascertain their status of Year 2000 readiness and/or compliance. The Company's questionnaire was prepared and circulated as of September 17, 1998 to more than 300 parties. There can be no assurance that systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. However, the Company will review the materiality of third-party vendors and business partners who report

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- CONTINUED

YEAR 2000 - CONTINUED

failure to be compliant or who do not respond to the Company's questionnaire with a view toward locating appropriate alternate parties where applicable and possible.

Cost of addressing Year 2000

         The Company is well underway with its implementation plan to address Year 2000 issues and anticipates completion during the second quarter of 1999. During the past few years nominal expenditures were effected to upgrade and/or replace certain software, which expenditures were not directly related to Year 2000 issues but to general improvements to the systems. Total expenditures related to the Year 2000 project are estimated not to exceed $200 with $50 related to equipment and $150 to software. All costs associated with the Company's Year 2000 effort have come from, or are expected to come from, cash flow from operations or borrowings.

         Because it was not necessary to replace the Company's midrange computer and/or its major operating systems, nominal expenditures to date are estimated to approximate $50. It is not possible to determine absolute expenditures because appropriate modifications to software applications systems were made from time to time as potential issues were discovered. Costs associated therewith were not specifically designated and for the most part represented installation of equipment and conversion and/or modification of systems performed by employees of the Company.

         The estimated cost of the Company's Year 2000 project and the dates on which the Company believes it will complete such efforts are based on management's best estimates, which were derived using numerous assumptions regarding future events, including the number of man-hours to program and/or install equipment and software, as well as response to the Company's questionnaire regarding vendor readiness. The Company does not separately track internal costs related to the Year 2000 issue. Such costs are principally the related payroll costs for the Company's Business Information Systems personnel. The Company's estimated total expenditures related to the Year 2000 of $200 represents less than 5% of the Company's aggregate IT budgets for 1997, 1998 and 1999. There can be no assurance that these estimates will prove to be accurate. Specific factors that could cause material differences with actual results include, but are not limited to, the results of testing and the timeliness and effectiveness of remediation efforts of third parties.

         The Company believes its systems have been adequately and appropriately reviewed and tested, and minor modifications and/or conversions have been or will be effected as necessary.


Risk Presented by Year 2000 Issues

          A failure by the Company to resolve a material Year 2000 issue could result in the interruption in, or failure of, certain normal business activities or operations and could materially and adversely affect the Company's financial condition, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- CONTINUED

YEAR 2000 - CONTINUED

         The Company is currently assessing those scenarios in which unexpected failures could have a material adverse effect on the Company and will attempt to develop contingency plans designed to deal with such scenarios. In general, the Company could continue basic real estate operations in the event of failure of its computer systems. The Company's utilities operations are highly regulated and the operating systems were designed with manual overrides to operate the physical plants in the event of failure of automated systems.

         Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have a material adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 issue, however, there can be no assurance that all Year 2000 issues will be foreseen and corrected on a timely basis, or that no material disruption to the Company's business operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communications, postal, transportation, or financial systems) necessary for the ordinary conduct of business.

Contingency Plan

         The Company is in the process of developing a contingency plan designed to address reasonably likely Year 2000 scenarios, and this plan is currently expected to be completed by the beginning of the 1999 second quarter. In the normal course of business, the Company maintains contingency plans designed to address various other potential interruptions. These preexisting contingency plans are being incorporated into the Year 2000 contingency plan and are expected to assist in mitigating any adverse effect due to interruption of support provided by third parties resulting from their failure to be Year 2000 compliant. There can be no assurance, however, that successful contingency plans to address the Year 2000 issue can, in fact, be developed or implemented or that certain development and implementation would be economically feasible.


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

FORWARD-LOOKING STATEMENTS - CONTINUED

financing; competition; changes in, or the failure or inability to comply with, government regulations; the ability of the Company and third parties to address Year 2000 issues adequately; and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART II -- OTHER INFORMATION

   ITEM 1.         LEGAL PROCEEDINGS

         The information, which is set forth in the paragraph under the caption "Contingencies" in the Notes to Consolidated Financial Statements (Unaudited) in
Item 1 of Part I of this report, is incorporated herein by reference.



    ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

         27       Financial Data Schedule (for SEC use only)

   REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 1998.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AVATAR HOLDINGS INC.

Date: November 13, 1998             By:     /s/ Charles L. McNairy
      -----------------                     -----------------------------------
                                            Charles L. McNairy
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer

Date: November 13, 1998             By:     /s/ Michael P. Rama
      -----------------                     -----------------------------------
                                            Michael P. Rama
                                            Chief Accounting Officer

Exhibit Index

27       Financial Data Schedule (for SEC use only)