Form 10-K405
period 1998-12-31
AVATAR HOLDINGS INC
filed 1999-03-31
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended DECEMBER 31, 1998 -- Commission File Number 0-7616

                              AVATAR HOLDINGS INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                           23-1739078
--------------------------------                      --------------------------
(State or other jurisdiction of                           (I.R.S.  Employer
  incorporation or organization)                         Identification No.)

201 Alhambra Circle, Coral Gables, Florida                       33134
-------------------------------------------           --------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:          (305) 442-7000
                                                      --------------------------

Securities registered pursuant to section 12(g) of the Act:

                    Convertible Subordinated Notes Due 2005,
                 Convertible into Common Stock, $1.00 Par Value
                          Common Stock, $1.00 Par Value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                         Yes        X            No
                                 --------              --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $186,940,704 as of February 26, 1999.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, $1.00 par value, issued and outstanding.

         As of February 26, 1999, there were 9,170,102 shares of common stock, $1.00 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

                              AVATAR HOLDINGS INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                     PAGE

Forward Looking Statements..........................................................................................   3

PART I
------

Item 1.          Business............................................................................................  3

Item 2.          Properties.......................................................................................... 10

Item 3.          Legal Proceedings................................................................................... 10

Item 4.          Submission of Matters to a Vote of Security Holders................................................. 10

                 Executive Officers of Registrant.................................................................... 11
PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters................................ 13

Item 6.          Selected Financial Data............................................................................. 14

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.......................................................................................... 15

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.......................................... 32

Item 8.          Financial Statements and Supplementary Data......................................................... 33

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosures.......................................................................................   64

PART III
--------

Item 10.         Directors and Executive Officers of the Registrant.................................................. 64

Item 11.         Executive  Compensation ............................................................................ 64

Item 12.         Security Ownership of Certain Beneficial Owners and Management...................................... 64

Item 13.         Certain Relationships and Related Transactions...................................................... 65

PART IV
-------

Item 14.         Exhibits,  Financial Statement Schedules and Reports on Form 8-K.................................... 65

Exhibit Index........................................................................................................ 71

FORWARD-LOOKING STATEMENTS

         Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of the Company's new business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to the Company's regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; the Company's access to future financing; competition; changes in, or the failure or inability to comply with, government regulations; the ability of the Company and third parties to address Year 2000 issues adequately and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

                                     PART I

Item 1.    Business

GENERAL

         Avatar Holdings Inc. and its subsidiaries (collectively, "Avatar" or the "Company") are engaged in two principal business activities: real estate and water and wastewater utilities operations. The Company owns and develops land, primarily in various locations in Florida and Arizona. The Company's current and planned real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes) and the sale of homesites; the development, leasing and management of improved commercial and industrial properties; operations of amenities and resorts; cable television operations and property management services. The Company's utilities operations include the purification and distribution of water and the treatment and disposal of wastewater through plants in Florida and Arizona, as well as contract management services for affiliated and unaffiliated water and wastewater utilities. Two of the Company's subsidiaries are currently engaged in negotiations relating to the sale of the assets used in their Florida utilitities operations. Such negotiations are more fully described under the caption "Recent Developments."


         Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Its principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305)442-7000).

RECENT DEVELOPMENTS

         Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar that own and operate Avatar's water and wastewater utilities located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida have been involved in negotiations for the sale of the assets used in their Florida utilities operations. The utilities operations in Rio Rico, Arizona are not included in the proposed transactions.

         For purposes of the transaction, the counties have organized a Governmental Utility Authority to acquire the Florida utilities assets. The Governmental Utility Authority will also obtain the necessary financing for the acquisition through municipal bond issuance and enter into such agreements with Avatar's subsidiaries as may be required to effect the transfer of the utilities assets and provide for continuing management of the Florida utilities systems after the assets have been transferred to the Governmental Utility Authority.

         Assuming that all of the Florida utilities assets are sold, it is anticipated that the purchase price will approximate $212 million. Upon consummation of the transaction, Avatar would repay approximately $63.6 million of indebtedness and other liabilities and would redeem approximately $3.6 million of outstanding preferred stock, in addition to paying or satisfying fees, expenses, and applicable taxes. Avatar intends to use the remaining proceeds to expand existing real estate operations, for real estate acquisitions and other corporate purposes.

         Upon consummation of the sale, Avatar's utilities subsidiaries would cease to own the Florida utilities assets, but would continue to provide contract management services and operate the water and wastewater systems on behalf of the Governmental Utility Authority, on either a transitional or long-term basis, pursuant to one or more agreements currently under negotiation.

         The transactions are subject, among other things, to the satisfactory completion of arrangements with the participating counties, the execution of definitive agreements and the satisfaction of closing conditions, which include the receipt of the requisite authorizations and financing by the counties and the Governmental Utility Authority.

         Net assets and liabilities of the Florida utilities operations have been segregated from the continuing operations in the Consolidated Balance Sheets and operating results are segregated and reported as discontinued operations in the Consolidated Statements of Operations and Cash Flows. See Notes S and T to the Consolidated Financial Statements included in Item 8 Part II of this Report.

REAL ESTATE

         BUSINESS STRATEGY

         During 1997, the Company began implementing its current real estate business strategy, which is designed to capitalize on its competitive advantages and emphasize higher profit margin businesses. The Company is concentrating on the development and management of active adult communities, upscale custom and semi-custom homes and communities, and commercial and industrial properties. The Company also seeks to identify additional sites which are suitable for development consistent with the

Company's business strategy and anticipates that it will acquire or develop them directly or through joint venture or management arrangements.

         During 1998, the Company commenced land development of its first planned active adult community in Avatar's Poinciana community. Pre-sales are expected to commence in the third quarter of 1999 and grand opening of the community is scheduled for early 2000.

         Prior to the third quarter of 1997, the Company's business plan emphasized the construction and sale of mid-priced single-family homes. Although the Company's real estate business strategy is intended to shift Avatar's future capital expenditures and sources of revenue to potentially higher profit-margin businesses, Avatar will continue the construction and sale of mid-priced homes, both on scattered lots and on contiguous parcels as part of planned communities.

         Prior to the third quarter of 1997, the Company's policy was to sell commercial and industrial land at market prices whenever possible. Under the current real estate business strategy, the Company will focus on developing, leasing and operating commercial and industrial properties rather than selling them. However, the Company intends to continue its policy of selling non-core assets as opportunities arise under prevailing market conditions. Future demand for commercial and industrial land and facilities at the Company's properties is expected to increase as the result of the development by both the Company and other developers of homes and planned communities.

         The Company's resorts and amenities operations are intended to enhance the value of the Company's land in the communities in which they are located. Such operations include the Cape Coral Golf and Country Club, the Poinciana Golf and Racquet Club and the Rio Rico Resort and Country Club.

        The Company also generates revenues through the rental and lease of the Company's community shopping centers and commercial operations in Cape Coral, Poinciana and Rio Rico, the Tarpon Point Marina in Cape Coral, cable television operation at Poinciana and property management services.

         During 1997, the Company developed a formal plan for the disposition of its timeshare business. See Notes S and T to the Consolidated Financial Statements included in Item 8 of Part II of this Report. During the first quarter of 1999, the Company entered into a non-binding letter of intent for the sale of the timeshare operation; however, there is no assurance that the transaction will be consummated.

REAL ESTATE ASSETS

         Avatar's assets include real estate inventory in the states of Florida, Arizona, California and Tennessee. In its Florida communities of Harbor Islands and Poinciana, its Arizona community of Rio Rico and its Florida properties in Cape Coral and Ocala Springs the extent of Avatar's land holdings consist of over 23,100 developed, partially developed or developable acres, of which 17,300 acres have been platted and/or zoned and approximately 5,800 acres have not been platted. The types of activities conducted by the Company vary from community to community. The Company is currently developing certain parcels and is considering development or alternative strategies for other parcels. Avatar owns other sites including Banyan Bay in Martin County, Florida; the Natoma tract in Los Angeles County, California, and homesites and other acreage at Golden Gate and Leisure Lakes, Florida.

         The Harbor Islands project encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for future parks, adjoining the Intracoastal Waterway in Hollywood, Florida. When completed, Harbor Islands will consist of distinctive, separate villages on three connected islands. The Company has approval to build up to 2,400 residential units, including single-family homes, townhomes, villas, mid-rise and high-rise condominium units in this water-oriented community. Additionally, this community will include a 196-boat slip marina. In 1998, Avatar closed 29 single-family homes and received deposits on sales for another 86 single-family homes and townhomes. These sales have a combined sales value of approximately $44,135,000.

         Poinciana, located in central Florida approximately 21 miles south of Orlando and 10 miles from Walt Disney World, encompasses 47,000 acres of land. Of approximately 18,200 acres owned by Avatar approximately 10,000 acres are not currently developable and are reserved for open space and other purposes. This planned community development includes subdivisions for single- and multi-family housing, commercial/industrial areas and active adult communities. Since 1971, 21,850 homesites have been sold and approximately 5,256 housing units, primarily single family houses and townhouses, have been constructed by Avatar and other non-affiliated builders. As of December 31, 1998, approximately 8,000 developed and developable single family acres remained in inventory at Poinciana, approximately 1,900 acres of which are zoned and/or planned for industrial and commercial property. Avatar's housing programs in Poinciana include its residential communities of Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. At December 31, 1998, Avatar had contracts at Poinciana to construct 162 single-family units with a related sales value of approximately $18,253,000. Included within the 8,000 acres are approximately 4,300 acres of large, contiguous, entirely debt-free parcels planned for active adult community development of up to 15,000 units. The Company has commenced land development in Poinciana of its first planned active adult community. Recreational facilities owned by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club with a swimming pool and a community center. The Company also owns and operates a cable television subsidiary and water and wastewater facilities at Poinciana.


         Cape Coral, located on Florida's west coast seven miles west of Fort Myers, is a 60,700-acre community, of which approximately 3,900 acres are owned by Avatar. Avatar is considering appropriate strategies for its remaining inventory, which at December 31, 1998, included approximately 5,258 developed and undeveloped single-family homesites, approximately 700 acres suitable for an active adult community development and approximately 400 acres suitable for the development of up to 6.2 million square feet of commercial and industrial space. Avatar's housing programs in Cape Coral include its residential communities of Emerald

Cove, Cape Harbour, Rose Garden and scattered lot programs. At December 31, 1998, Avatar had contracts at Cape Coral to construct 93 single-family units with a related sales value of approximately $16,582,000. Avatar owns and operates the Camelot Isles Shopping Center, a 70,000 square foot retail center. At December 31, 1998, the shopping center was 99% occupied. Avatar's Tarpon Point Marina, which is 82% occupied as of December 31, 1998, accommodates 175 vessels and features dockmaster facilities, a ship's store and fueling facilities. The Camelot Marina, is designed to accommodate 76 vessels and 3,500 feet of boardwalk. Other amenities available to the residents of Cape Coral include Avatar's Cape Coral Golf and Tennis Resort featuring an 18-hole championship golf course, a 9-hole executive golf course, eight tennis courts and a 100-room motel.

         Rio Rico, located 57 miles south of Tucson, is a 55,000-acre community development in southern Arizona. Of approximately 16,100 acres owned by Avatar approximately 7,400 acres are considered developable and 8,700 acres include areas reserved for open space, areas which are not developable and areas for which development is not economically feasible. Avatar owns and operates a 180-room hotel complex, which is rated a Four-Diamond resort, an 18-hole Robert Trent Jones designed championship golf course and a 36,800 square foot shopping center, which was completely occupied as of December 31, 1998. At December 31, 1998, Avatar had contracts at Rio Rico to construct 56 single-family units with a related sales value of approximately $5,741,000.

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

         The Natoma tract located in Woodland Hills in northwest Los Angeles County, California, encompasses approximately 350 acres of land. Conceptual planning for this tract has been completed for 49 luxury homesites. An environmental impact report has been filed and has been accepted by the City of Los Angeles and documents are pending for Tentative Tract Map approval with the City. Currently, this property is being held for sale.

         Golden Gate City, located east of Naples in southwest Florida, had remaining inventory at December 31, 1998 of 42 homesites, 48 acres of land zoned for multi-family use and 9 acres zoned for commercial use.

         Remaining inventory at Golden Gate Estates and Golden Gate Acres as of December 31, 1998 includes 144 homesites of varying size, the majority of which are approximately 1 and 1-1/4-acre homesites, and approximately 500 acres of land held for future use.

         Avatar's land holdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consists of approximately 800 homesites in inventory at December 31, 1998.

UTILITIES

         Avatar's water and wastewater treatment facilities include 17 water treatment facilities and 12 wastewater treatment facilities serving 6 communities in Florida (including Poinciana, Barefoot Bay, and Golden Gate) and Rio Rico in Arizona. These facilities provide for the treatment, distribution and sale of water for public and private use, and the treatment and disposal of wastewater. At December 31, 1998, Avatar's utilities operations had approximately 44,400 water customers and 33,800 wastewater customers.

         An Avatar subsidiary provides consulting, data processing, customer billing and other related services to all Avatar utilities operating subsidiaries. In addition, it provides these services and others, including plant operations and maintenance, meter reading, customer service, and payment remittance services, to 97 non-affiliated utilities, both public and private. Notable contracts include a five year contract for water/wastewater system operation and maintenance for Celebration, the project under construction by Disney Development Company, and contract meter reading for Fort Pierce Utilities Authority, the City of Sunrise, Florida and Broward County Utilities.

         Two of the Company's subsidiaries are currently engaged in negotiations relating to the sale of the assets used in their Florida utilities operations. Such negotiations are more fully described under the caption "Recent Developments."

BUSINESS SEGMENT INFORMATION

         The Company's business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note P to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

EMPLOYEES

         As of December 31, 1998, Avatar employed approximately 943 individuals on a full-time or part-time basis. In addition, Avatar utilizes on a daily basis such additional personnel as may be required in connection with various land development activities. Avatar's relations with its employees are satisfactory and there have been no work stoppages.

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

COMPETITION

         Avatar's residential homebuilding, planned community development and other real estate operations, particularly in the state of Florida, are highly competitive. In its sales of housing units, Avatar competes, as to price and product, with several national homebuilding companies that are entering or expanding their presence in planned community development for the discretionary income of individuals who desire eventually to relocate or establish a second home in Florida or Arizona. In recent years, there have been extensive housing projects in the geographical areas in which Avatar operates.

Item 2.    Properties

         Avatar's real estate operations are described in Item 1 above. Land developed and in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $131,441,000 at December 31, 1998.

         Avatar's utilities operations include water and wastewater plants and equipment located in Florida and Arizona. Such properties have a net book value of $188,406,000 at December 31, 1998.

         Avatar's corporate headquarters are located at 201 Alhambra Circle, Coral Gables, Florida, in 26,300 square feet of leased office space. For additional information concerning properties leased by Avatar, see Item 8, "Notes to Consolidated Financial Statements."

Item 3.    Legal Proceedings

         The information, which is set forth in Note O (Contingencies) of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report, is incorporated herein by reference.

         Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Registrant

         Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999.

         The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 27, 1999), when they are re-appointed or their successors are elected or until their earlier resignation or removal.



NAME                                   AGE                      OFFICE AND BUSINESS EXPERIENCE
----                                   ---                      ------------------------------

Leon Levy                              73                       Chairman of the Board since January 1981;
                                                                General Partner, Odyssey Partners, L.P., a
                                                                private investment partnership; Chairman of
                                                                the Board of Oppenheimer Funds; Chairman of
                                                                the Board of Oppenheimer Management Corp.
                                                                from 1974 to 1985.

Gerald D. Kelfer                       53                       President since February 1997, Chief
                                                                Executive Officer since July 1997, Vice
                                                                Chairman of the Board since December 1996,
                                                                and a member of the Board of Directors since
                                                                October 1996. Formerly a principal of Odyssey
                                                                Partners, L.P. from July 1994 to February
                                                                1997; Executive Vice President, Senior
                                                                General Counsel and Director of Olympia &
                                                                York Companies (U.S.) from 1985 to 1994.

Edwin Jacobson                         69                       Chairman of the Executive Committee since
                                                                June 1992; Chief Executive Officer from
                                                                February 1994 to July 1997 and President from
                                                                February 1994 to February 1997; President and
                                                                Chief Executive Officer of CMC Heartland
                                                                Partners, a partnership engaged in the real
                                                                estate industry, since September 1990;
                                                                President and Chief Executive Officer of
                                                                Heartland Technology, Inc. (formerly known as
                                                                Milwaukee Land Company), a manufacturer of
                                                                electronic products, since June 1985; and
                                                                President and Chief Executive Officer of
                                                                Chicago Milwaukee Corporation from June 1985
                                                                to September 1996.

Jonathan Fels                          46                       President, Avatar Properties Inc. since
                                                                December 1997; founding partner and President
                                                                of various Brookman-Fels companies since July
                                                                1980.


Michael Levy                           40                       Executive Vice President and Chief Operating
                                                                Officer, Avatar Properties Inc. since
                                                                December 1997; partner and Vice President of
                                                                various Brookman-Fels companies since April
                                                                1983.

Michael S. Rubin                       55                       President, Avatar Retirement Communities,
                                                                Inc. since October 1997; formerly President
                                                                and Chief Operating Officer, Hilcoast
                                                                Development Corp., from August 1992 to
                                                                October 1997.

Dennis J. Getman                       54                       Executive Vice President since March 1984.
                                                                Senior Vice President from September 1981 to
                                                                March 1984 and General Counsel since
                                                                September 1981.

Charles L. McNairy                     52                       Executive Vice President since September 1993
                                                                and Treasurer since September 1992. Chief
                                                                Financial Officer from September 1992 to
                                                                December 1998. Senior Vice President from
                                                                September 1992 to September 1993. Vice
                                                                President - Finance from January 1985 to
                                                                September 1992, except from April 1987 to
                                                                September 1988.

Lawrence  R. Sherry                    55                       Executive Vice President and Chief Financial
                                                                Officer since January 1999; formerly Partner,
                                                                Ernst & Young LLP from June 1995 to December
                                                                1998. Partner, Kenneth Leventhal and Company
                                                                from 1977 to June 1995.

Juanita I. Kerrigan                    52                       Vice President and Secretary since September
                                                                1980.

G. Patrick Settles                     50                       Vice President since November 1986 and
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

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

         The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 7,818 record holders of Common Stock at February 26, 1999.

         High and low quotations, as reported, for the last two years were:


                                                              Quotations
                                        ----------------------------------------------------------
              QUARTER ENDED                       1998                            1997
              -------------             -------------------------      ---------------------------
                                          High            Low             High             Low
                                        ----------     ----------      -----------      ----------
              March 31                  31 5/8         23 5/8          38               32

              June 30                   28 3/4         24 3/4          34 3/8           30 3/8

              September 30              28 1/8         16 1/2          36 3/4           29 1/2

              December 31               19 1/8         13 1/2          35               26 7/8

         Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends. Avatar is subject to certain restrictions on the payment of dividends as set forth in Item 8, "Notes to Consolidated Financial Statements."

Item 6.    Selected Financial Data

                 FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
                  Dollars in thousands (except per-share data)

                                                                                 Year ended December 31
                                                          ---------------------------------------------------------------------
                                                              1998          1997         1996          1995           1994
                                                          -------------  ------------ ------------  ------------  -------------
STATEMENT OF INCOME DATA

Revenues                                                       $113,482       $96,016     $109,705       $65,144        $53,247
                                                          =============  ============ ============  ============  =============

Loss from continuing operations
   before discontinued operations
   and extraordinary items                                     $(17,720)     $(31,299)       $(757)      $(9,604)      $(14,923)
                                                          =============  ============ ============  ============  =============

Discontinued operations:
   Income (loss) from discontinued operations                    $3,643        $4,310       $1,797         $(735)          $302
   Estimated loss on disposal, less
     income tax expense of $0                                    (6,400)*          --           --            --             --

Extraordinary item:
   Loss on early extinguishment of debt,
     less income tax expense of $0 investments                   (2,308)           --           --            --             --
                                                          -------------  ------------ ------------  ------------  -------------

Net (loss) income                                              $(22,785)     $(26,989)      $1,040      $(10,339)      $(14,621)
                                                          =============  ============ ============  ============  =============

BASIC AND DILUTED PER SHARE DATA:

Loss from continuing operations
   before discontinued operations and
   extraordinary items                                           $(1.93)       $(3.43)      $(0.08)       $(1.06)        $(1.64)

Discontinued operations
  Income (loss) from discontinued operations                       0.40          0.47         0.19         (0.08)          0.03
  Estimated loss on disposal, less
     income tax expense of $0                                     (0.70)           --           --            --             --

Extraordinary item:
   Loss on early extinguishment of debt,
     less income tax expense of $0 investments                    (0.25)           --           --            --             --
                                                          -------------  ------------ ------------  ------------  -------------

Net (loss) income                                                $(2.48)       $(2.96)       $0.11        $(1.14)        $(1.61)
                                                          =============  ============ ============  ============  =============

BALANCE SHEET DATA                                                                    December 31
                                                          ---------------------------------------------------------------------
                                                              1998          1997         1996          1995           1994
                                                          -------------  ------------ ------------  ------------  -------------

Total assets                                                   $472,991      $439,368     $443,185      $470,632       $446,577
                                                          =============  ============ ============  ============  =============

Notes,  mortgage notes and
   other debt                                                  $157,553      $107,235      $96,640      $122.501       $101,633
                                                          =============  ============ ============  ============  =============

Stockholders' equity                                           $112,257      $135,042     $159,452      $158,412       $168,751
                                                          =============  ============ ============  ============  =============


------------
* Relates to an estimated loss on the disposal of the timeshare (vacation ownership) business. See Note S to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

        The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

         The Company is engaged in a number of real estate related businesses and in the ownership and operation of water and wastewater utilities. Two of the Company's subsidiaries are currently involved in continuing negotiations relating to the sale of the assets used in their Florida utilities operations. Net assets and liabilities of the Florida utilities operations have been segregated from the continuing operations in the Consolidated Balance Sheets and operating results are segregated and reported as discontinued operations in the Consolidated Statements of Operations and Cash Flows. See Notes S and T to the Consolidated Financial Statements of Avatar and its subsidiaries for the year ended December 31, 1998.

        Until 1994, through its national and international retail installment land sales program, the Company was primarily engaged in the business of selling lots. In 1993 the Company expanded into the residential homebuilding business, and, until the third quarter of 1997, the Company's real estate business plan emphasized the sale of individual homesites and the construction and sale of mid-priced single family homes. This strategy increased annual closings of home sales from 150 in 1995 to 483 in 1998 and increased home sales revenues from $13,260 in 1995 to $71,494 in 1998. In 1996 the Company decided to terminate its national and international retail installment land sales program. The Company is still in the process of winding down this program and collecting related receivables which, as of December 31, 1998, were approximately $24,992, some of which are used to collateralize debt of approximately $9,060.

        While the Company intends to remain in the mid-priced homebuilding business, the Company's management team has implemented a real estate business strategy to capitalize on its distinct competitive advantages and emphasize higher profit margin businesses. Under its current strategy, the Company intends to concentrate on development and management of active adult and other planned communities, construction of custom and semi-custom homes and development and acquisition of commercial and industrial properties. As a consequence of implementing this strategy, the Company believes that its real estate operations and the financial results thereof will change significantly over the next several years. Accordingly, the results of operations reflected in the historical financial statements may not be indicative of the future results of operations of the Company.

         ACTIVE ADULT COMMUNITIES. During 1998, the Company commenced land development of its first planned active adult community in Avatar's Poinciana community. Pre-sales are expected to commence in the third quarter of 1999 and grand opening of the community is scheduled for early 2000.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

           The following table sets forth revenues and sales data derived from homebuilding operations for the years ended December 31, 1998, 1997 and 1996:

                                                      Year ended December 31
                                             --------------------------------------
                                                1998          1997        1996
                                             ------------  ----------- ------------
           Revenues                             $71,494      $57,912      $49,672
           Other data:
                Number of units sold                504          509          444
                Number of units closed              483          436          293
                Number of units in backlog          397          376          303


         COMMERCIAL AND INDUSTRIAL LAND SALES. Prior to the third quarter of 1997, the Company's policy was to sell commercial and industrial land at market prices whenever possible. Under the current real estate business strategy, the Company will focus on developing, leasing and operating commercial and industrial properties rather than selling them. However, the Company intends to continue its policy of selling non-core assets as opportunities arise under prevailing market conditions. Revenues from commercial and industrial land sales were $3,120, $5,441 and $1,702 in 1998, 1997 and 1996, respectively. Future demand for commercial and industrial land and facilities at the Company's properties is expected to increase as a result of the development by both the Company and other developers of homes and planned communities.

        RESORT OPERATIONS. Resort operations are intended to enhance the value of the Company's land in the communities in which they are located. Such operations, which include the Cape Coral Golf and Country Club, the Poinciana Golf and Racquet Club and the Rio Rico Resort and Country Club, have generated revenues on an annual basis of $13,591, $13,787 and $16,087 in 1998, 1997 and 1996, respectively.

        OTHER REAL ESTATE REVENUES. The Company's rental, leasing and other real estate revenues, which are primarily generated through the lease of the Company's community shopping centers and commercial operations in Cape Coral, Poinciana and Rio Rico, the Tarpon Point Marina in Cape Coral, cable television operation at Poinciana and property management services, were $5,171, $5,163 and $5,362 in 1998, 1997 and 1996, respectively.

        WATER AND WASTEWATER UTILITIES. The Company's utilities subsidiaries provide water and wastewater treatment to customers in Florida and Arizona. From 1996 to 1998, annual revenues have increased by approximately $3,140 or 9.6%. The Company also provides data processing, customer billing and related services to affiliated and non-affiliated companies and public entities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        The following table sets forth revenues and income derived from water and wastewater utilities for the years ended December 31, 1998, 1997, and 1996 (including the discontinued Florida utilities operations. See Notes S and T to the Consolidated Financial Statements of Avatar and its subsidiaries for the year ended December 31, 1998:


                                                                      Year ended December 31
                                                           ---------------------------------------------
                                                              1998             1997            1996
                                                           ------------     -----------     ------------
    Revenues                                                   $35,889         $34,293          $32,749
         Approximate number of water customers                  44,400          43,000           41,000
         Approximate number of wastewater customers             33,800          33,000           32,000
    Income before income taxes                                  $5,130          $4,389           $3,042
    Income before income taxes and non-recurring expense        $5,130          $4,389           $3,892



        VACATION OWNERSHIP. While revenues from vacation ownership operations increased from $11,339 in 1996 to $21,244 in 1998, these operations are not considered by management to be a complementary component of the Company's business strategy. During the third quarter of 1997, a formal plan of disposition was developed to sell the vacation ownership business; in such sale it is anticipated that the purchaser will assume $21,945 of associated debt as of December 31, 1998. The Company is accounting for the vacation ownership as a discontinued operation. Reference is made to Note S in Item 8 under the caption "Notes to Consolidated Financial Statements."

        RETAIL INSTALLMENT LAND SALES. Prior to 1997, the Company sold homesites under retail land sales programs, which were terminated in the second quarter of 1996. Receivables, some of which collateralize debt of approximately $9,060, due from such sales aggregated approximately $24,992 as of December 31, 1998 and are payable over the next nine years. Revenues from these programs decreased from $11,424 in 1995 to $3,998 in 1996.

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

                                                                     Comparison of
                                                            Twelve months ended December 31
                                                          -----------------------------------
                                                           1998 and 1997       1997 and 1996
                                                           -------------       -------------
                                                                   Increase (Decrease)
                                                          -----------------------------------
                                                               Change              Change
                                                          -----------------------------------
         REVENUES
         Real estate sales                                     $ 16,812          ($ 8,655)
         Deferred gross profit on homesite sales                    265             1,359
         Interest income                                            263            (2,646)
         Trading account profit, net                                (71)           (2,139)
         Other                                                      197            (1,608)
                                                               --------          --------
            Total revenues                                       17,466           (13,689)

         EXPENSES
         Real estate expenses                                    13,269             3,084
         Real estate inventory write-down                       (14,667)           13,203
         General and administrative expenses                      1,593               (28)
         Interest expense                                         3,526               468
         Other                                                      166               126
                                                               --------          --------
            Total expenses                                        3,887            16,853
                                                               --------          --------

         Income before taxes from continuing operations          13,579           (30,542)




         Discontinued operations:
            Income (loss) from operations                          (667)            2,513
            Estimated loss on disposal                           (6,400)*              --

         Extraordinary item:
            Loss on early extinguishment of debt                 (2,308)               --
                                                               --------          --------

         Net (loss) income                                     $  4,204          ($28,029)
                                                               ========          ========

--------------
* Relates to an estimated loss on the disposal of the time-share (vacation ownership) business. See Note S to the Consolidated Financial Statements included in Item 8 of Part II of this report.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

RESULTS OF OPERATIONS -- continued

         Data from homebuilding operations for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                                            December 31
                                       -----------------------------------------------------
                                           1998                 1997                1996
                                       -----------------------------------------------------
UNITS CLOSED
  Number of units                            483                   436                  293
  Aggregate dollar volume                $71,494               $57,912              $49,672
  Average price per unit                    $148                  $133                 $170

UNITS SOLD, NET
  Number of units                            504                   509                  444
  Aggregate dollar volume                $99,162               $73,571              $59,078
  Average price per unit                    $197                  $145                 $133

                                                              December 31
                                       ----------------------------------------------------
                                           1998                  1997                1996
                                       -----------------------------------------------------
BACKLOG
   Number of units                           397                   376                  303
   Aggregate dollar volume               $84,711               $57,043              $41,384
   Average price per unit                   $213                  $152                 $137

         Data from the national and international retail land sales programs, terminated in the second quarter of 1996, is set forth below:

                                                                                    Years ended December 31
                                                                          ---------------------------------------------
                                                                             1998             1997            1996
                                                                          ------------     -----------     ------------
    RETAIL LAND SALES OPERATIONS DATA
    Sales volume                                                                 $ --            $ --           $3,998
    Cost of sales                                                                  --              --              705
    Selling expense                                                                --              --            3,773
    Deferred gross profit                                                       4,263           3,998            2,639
    Interest income                                                             3,148           5,200            7,846
    Loss on contract cancellations                                              (712)         (1,046)          (1,035)
    Contract servicing expense                                                  (567)           (568)            (785)
    Interest expense                                                          (1,191)         (2,756)          (2,865)

                                                                                    Years ended December 31
                                                                          ---------------------------------------------
                                                                             1998             1997            1996
                                                                          ------------     -----------     ------------

    Principal amount of contracts and mortgage
       notes receivable                                                       $24,992         $40,478          $61,534
    Debt collateralized by contracts and mortgages
       Receivable                                                               9,060          23,566           36,030


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

RESULTS OF OPERATIONS - continued

         Operations for the years ended December 31, 1998, 1997 and 1996 resulted in (loss) income of ($22,785), ($26,989) and $1,040, respectively. The increase in income for 1998 compared to 1997 is primarily attributable to an increase in real estate contribution margin and an impairment loss during 1997 to the carrying amount of Harbor Islands partially mitigated by an increase in interest expense and general and administrative expenditures as well as an estimated loss on disposal of the discontinued vacation ownership operations. The decrease in income for 1997 compared to 1996 is primarily attributable to a decrease in real estate contribution margin, an impairment loss during 1997 to the carrying amount of Harbor Islands, an increase in interest expense, and a decrease in net trading account profits partially mitigated by an increase in the recognition of deferred gross profit on homesite sales and improved utilities contribution margins.

         The Company continued to develop a diversified mix of products and services by introducing additional housing products, planning and development of active adult communities, developing amenities and support facilities, expanding property contract management services and converting land holdings into income producing operations.

         Gross real estate revenues increased $16,812 or 19.8% during 1998 when compared to 1997 and decreased $8,655 or 9.3% during 1997 when compared to 1996. The increase in real estate revenues for 1998 when compared to 1997 is generally a result of increased closings at the Company's residential communities in Poinciana, Cape Coral and Rio Rico and an increase in bulk and other land sales. Residential homebuilding revenues (including Harbor Islands) increased $13,582 or 23.5% in 1998 when compared to 1997. The increase in bulk and other land sales is generally due to the bulk land sale at Golden Gate. Housing units closed, excluding Harbor Islands, totaled 454 units with sales volume of $56,870 compared to 400 units with sales volume of $43,364 in 1997. Harbor Islands closed 29 units with sales volume of $14,624 during 1998 compared to 36 units with sales volume of $14,548 in 1997. The decrease in real estate revenues for 1997 when compared to 1996 is generally a result of reduced closings at the Company's Harbor Islands community, the termination of the retail land sales program, reduced resort revenues, the 1996 sales of the Barefoot Bay recreation facilities and bulk land sale at Leisure Lakes. The decrease in real estate revenues was partially mitigated by increased homebuilding revenues at the Company's residential communities in Poinciana, Cape Coral and Rio Rico as well as the increase in commercial and industrial revenues. Residential homebuilding revenues increased $8,240 or 16.6% in 1997 when compared to 1996. The improvement in homebuilding revenues is primarily due to an increase in closings in 1997 when compared to 1996. Housing units closed, excluding Harbor Islands, totaled 400 units with sales volume of $43,364 compared to 223 units with sales volume of $22,206 in 1996. The increase in homebuilding revenues was partially offset by the decrease in closings at Harbor Islands. Harbor Islands closed 36 units with sales volume of $14,548 during 1997 compared to 70 units with sales volume of $27,466 in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) - continued

RESULTS OF OPERATIONS - continued

         Real estate expenses increased $13,269 or 14.2% during 1998 when compared to 1997 and increased $3,084 or 3.4% during 1997 when compared to 1996. The increase in real estate expenses for 1998 and 1997 is a result of increased residential homebuilding expenses associated with an increase in residential homebuilding revenues. Also contributing to the increase in real estate expenses in 1998 is non-capitalizable expenditures associated with the development of the Company's new active adult community in Poinciana. Operating profits for residential homebuilding (including Harbor Islands) increased for 1998 when compared to 1997 primarily due to decreased general homebuilding and marketing expenditures. The real estate inventory write-down for 1997 and 1996 resulted from impairment losses of $14,667 and $1,464, respectively, to the carrying value of the Harbor Islands community and on a certain tract of land located at the Company's Banyan Bay property, respectively. The Harbor Islands impairment loss was due to the revision of the development plans in connection with the Company's current business strategy. Operating profits for residential homebuilding (excluding the Harbor Islands and Banyan Bay write-downs) decreased for 1997 when compared to 1996 due to the decreased closings of higher-margin product at Harbor Islands.

         The average selling price (excluding Harbor Islands) of housing units closed for 1998 was $125, an increase of 13.6% when compared to 1997. This increase is primarily attributable to the increase in sales price at the Company's Poinciana and Cape Coral communities. The average selling price at Harbor Islands of housing units closed for 1998 was $513, an increase of 27.6% when compared to 1997. This increase is primarily due to the increased closings during 1998 of the higher-priced Harbor Islands' Parcel 10 product. The average selling price (excluding Harbor Islands) of housing units closed for 1997 was $110, an increase of 8.9% when compared to 1996. This increase is primarily attributable to the increase in sales price at the Company's Poinciana, Cape Coral and Rio Rico communities. The average selling price at Harbor Islands of housing units closed for 1997 was $402, an increase of 3.1% when compared to 1996. This increase is primarily due to the initial closings during 1997 of the Harbor Islands' Parcel 10 project. The average selling price (including Harbor Islands) of housing units in backlog of $213 at December 31, 1998 increased by 40.1% over 1997 due to the increased number of sales in backlog at Harbor Islands. The average selling price of housing units in backlog of $152 at December 31, 1997 increased by 10.9% over 1996 due to the increased number of sales in backlog at Harbor Islands.

         Interest income increased $263 or 5.1% during 1998 when compared to 1997 and decreased $2,646 or 33.7% during 1997 when compared to 1996. The increase in 1998 is primarily attributable to the interest income earned from the proceeds invested from Notes (described below) issued February 2, 1998. The increase in 1998 when compared to 1997 was partially offset by the decrease in interest income attributable to lower average aggregate balances of the Company's contract and mortgage notes receivable portfolio, caused by collections and cancellations. This was also the cause for the decrease in 1997 when compared to 1996. The average balance of Avatar's receivable portfolio was $32,735, $51,006 and $72,367 for 1998, 1997 and 1996, respectively.

         Trading account profit, net decreased $2,139 for 1997 when compared to 1996. Trading account profit, net represents interest income and realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to investment advisors. The trading investment portfolio account was liquidated as of December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

RESULTS OF OPERATIONS -- continued

         Other revenues for 1996 include a sale of water rights at Rio Rico for $1,585.

         General and administrative expenses increased $1,593 or 18.2% in 1998 compared to 1997 and decreased $28 or 0.3% in 1997 compared to 1996. The increase in 1998 when compared to 1997 is primarily attributed to increased executive compensation and professional fees.

         Interest expense increased $3,526 or 38.2% in 1998 when compared to 1997 and $468 or 5.3% in 1997 when compared to 1996. The increase in 1998 when compared to 1997 is primarily attributable to the interest expense incurred from the Notes (described below) issued February 2, 1998. Also contributing to the increase in interest expense is the reduction of $2,202 in capitalized interest in 1998 compared to 1997. The increase in 1997 when compared to 1996 is primarily due to an increase in the outstanding balance of notes, mortgage notes and other debt during 1997 compared to 1996 as well as a reduction of $411 in capitalized interest in 1997 compared to 1996.

         Income (loss) from discontinued operations (vacation ownership and Florida utilities operations) decreased $667 in 1998 when compared to 1997 and increased $2,513 in 1997 when compared to 1996. Income (loss) after income taxes from the vacation ownership operations decreased $1,343 in 1998 when compared to 1997 and increased $1,109 in 1997 when compared to 1996. The decrease in operating results in 1998 when compared to 1997 is due to changes in product mix as compared to 1997. The increase in operating results in 1997 was primarily attributable to initial start up costs incurred in 1996 on new projects. Also occurring during 1998, the Company revised the estimate of the net realizable value of the vacation ownership operations based on current business conditions. As a result, an estimated loss on the disposal of the operations amounting to $6,400 was recorded during 1998. Income (loss) after taxes from the Florida utilities operations increased $676 in 1998 when compared to 1997 and $1,404 in 1997 when compared to 1996. The increase in Florida utilities operations for 1998 and 1997 is a result of customer growth and increased contract management operations. The 1998 increase was partially offset by increases in maintenance and other operational expenses when compared to 1997.

         For the year ended December 31, 1998, the Company recorded a $2,308 extraordinary loss due to the early extinguishment of the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000. The extraordinary loss resulted from the unamortized portion of the discounts associated with the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000 written off upon extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, management began implementing its current real estate business strategy to capitalize on the Company's distinct competitive advantages and emphasize higher profit margin businesses. The Company intends to concentrate on development and management of active adult and other planned communities, construction of custom and semi-custom homes, and development and acquisition of commercial and industrial properties. The Company does not anticipate that its real estate business strategy will achieve or sustain profitability or positive cash flow until the year 2000 or later. The Company's primary business activities are capital intensive in nature. Significant capital resources are required to finance homebuilding construction in process, infrastructure for roads, water and wastewater utilities, selling expenses and working capital needs, including funding of debt service

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

LIQUIDITY AND CAPITAL RESOURCES - continued

requirements, operating deficits and the carrying cost of land. The Company expects to fund its operations and capital requirements through a combination of cash, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings. There is no assurance that the sale of certain non-core assets will be achieved.

         On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay, on March 13, 1998, the $33,000 aggregate principal amount outstanding of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The proceeds from the issuance of the Notes have improved the Company's liquidity and the remaining proceeds have been used and are available to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes.

         Historically, the Company has funded operating deficits and liquidity requirements through the sale of non-strategic assets, homebuilding project borrowings, and general corporate borrowings. The Company does not anticipate that its current real estate business strategy will achieve or sustain profitability or positive cash flow until the year 2000 or later. Accordingly, the Company will use the net proceeds of the Notes, the proceeds of the sale of non-strategic assets, and real estate project borrowings to fund the Company's operating deficits, the carrying cost of land and development and construction of real estate projects.

         In 1998, net cash used in operating activities amounted to $15,175 as a result of an increase in inventories, which included expenditures for land development and housing operations of $17,423, partially offset by principal payments collected on contracts receivable of $13,109. Net cash used in investing activities of $1,021 in 1998 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $44,857 resulted primarily from the net proceeds of $111,550 from the Notes after repayment of $33,000 of the 8% and 9% Senior Debentures due 2000 and $42,354 in land, construction and development loans.

         In 1997, net cash provided by operating activities amounted to $11,650 as a result of withdrawals from the investment portfolio of $4,606 and principal payments collected on contracts receivable of $14,435 partially offset by an increase in inventories, which included expenditures for land development and housing operations of $16,379. Net cash used in investing activities of $954 in 1997 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $10,595 resulted primarily from principal payments on revolving lines of credit and long-term borrowings of $51,584, less net proceeds from revolving lines of credit and long-term borrowings of $62,179.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

LIQUIDITY AND CAPITAL RESOURCES - continued

         In 1996, net cash provided by operating activities amounted to $33,800 as a result of withdrawals from the investment portfolio of $45,554 and principal payments collected on contracts receivable of $14,391 partially offset by an increase in inventories, which included expenditures from land development and housing operations of $27,274. Net cash used in investing activities of $3,866 in 1996 resulted primarily from investments in property, plant and equipment. Net cash used in financing activities of $25,861 resulted primarily from principal payments on revolving lines of credit and long-term borrowings of $95,838, less net proceeds from revolving lines of credit and long-term borrowings of $69,977.

         At December 31, 1998, the Company's secured real estate lines of credit, exclusive of timeshare credit facilities, amounted to $9,060, all of which were fully utilized. These real estate lines are secured by contracts and mortgage receivables aggregating $24,992 and are due to mature in the fourth quarter of 1999. Corporate secured lines of credit were $20,000 at December 31, 1998 and the unused and available portion was $5,000, which matures in the fourth quarter of 1999.

         At December 31, 1998, utilities unsecured lines of credit were $15,000 and the unused and available portion was $12,281. The utilities lines mature in the second quarter of 2000. These lines are included as "Liabilities of Discontinued Operations" on the accompanying consolidated balance sheets.

        From 1995 to 1997, trading account profit declined due to the Company's use of principal of its trading account to fund operations and maintain and enhance its land holdings. As of December 31, 1997, the Company liquidated its trading account and used such funds, net of related debt, as working capital.

         Management does not anticipate a significant change in interest rates for 1999, and accordingly, does not expect the Company's primary business activities to be adversely affected by interest rates. A high interest rate environment would be likely to adversely affect Avatar's real estate results of operations and liquidity because of its negative impact on the housing industry and because certain of the Company's debt obligations are tied to prevailing interest rates. Increases in interest rates affecting the Company's utilities operations generally are passed on to the consumer through the regulatory process.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) - continued

EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

         Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect on the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 1999 will not be significant.

IMPACT OF TAX INSTALLMENT METHOD

         In years 1988 through 1997, the Company elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

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

YEAR 2000 - continued

plans; modify or replace existing processes, hardware and software; test and certify modified, existing and new processes; and develop contingency plans. All components of software and hardware of the Company are currently in various phases of review, modification or implementation.

         As of December 31, 1998 all critical hardware and software systems utilized by the Company have been tested and/or verified as either Year 2000 compliant or appropriate remediation was taken or will be taken to effect compliance. Certain non-critical software systems were determined not to be Year 2000 compliant and have been or will be modified or converted to compliant systems. Systems utilized by the Company's utilities subsidiaries were not compliant, and during the 1997 fiscal year financial systems were converted to compliant systems previously in use by the Company. Conversion of additional non-critical systems is in process. Meter reading devices used by the Company's utilities subsidiaries include certain embedded systems that may fail; however, such failure would be immaterial as billing for utilities services can be estimated based on historical usage pending necessary remediation or replacement. Testing systems utilized to verify compliance include the posting to the systems of the date of January 1, 2000 as though the date were effective. The Company has tested all critical IT and non-IT systems as of December 31, 1998. Any necessary additional modifications or replacements are expected to be completed during the second quarter of 1999 and offsite testing of critical systems is expected to be conducted in the second quarter of 1999 in conjunction with the Company's standard testing of its business recovery program.

       The Company also developed a third-party vendor and business partner awareness program, which communicates matters of concern to the Company pertaining to the Year 2000 issue. A comprehensive Year 2000 questionnaire has been circulated to material third-party vendors and business partners to enable the Company to ascertain their status of Year 2000 readiness and/or compliance. The Company's questionnaire was prepared and circulated as of September 17, 1998 to more than 300 parties. There can be no assurance that systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. However, the Company continues to review the materiality of third-party vendors and business partners who report failure to be compliant or who do not respond to the Company's questionnaire with a view toward locating appropriate alternate parties where applicable and possible. This review is expected to be completed during the second quarter of 1999.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

YEAR 2000 - continued

         Because it was not necessary to replace the Company's midrange computer and/or its major operating systems, nominal expenditures to date are estimated to approximate $125. It is not possible to determine absolute expenditures because appropriate modifications to software applications systems were made from time to time as potential issues were discovered. Costs associated therewith were not specifically designated and for the most part represented installation of equipment and conversion and/or modification of systems performed by employees of the Company.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

YEAR 2000 - continued


Contingency Plan

         The Company is in the process of developing a contingency plan designed to address reasonably likely Year 2000 scenarios, and this plan is currently expected to be completed during the second quarter of 1999. In the normal course of business, the Company maintains contingency plans designed to address various other potential interruptions. These preexisting contingency plans are being incorporated into the Year 2000 contingency plan and are expected to assist in mitigating any adverse effect due to interruption of support provided by third parties resulting from their failure to be Year 2000 compliant. There can be no assurance, however, that successful contingency plans to address the Year 2000 issue can, in fact, be developed or implemented or that certain development and implementation would be economically feasible.

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

History of Losses; Negative Cash Flow

         The Company has had negative cash flows and negative ratios of earnings to fixed charges and has incurred significant operating and net losses. Net losses for 1998, 1997, 1995, and 1994 were approximately $22,785, $26,989,
$10,339 and $14,621, respectively. The Company historically has sold non-strategic assets to fund its operating deficits and has utilized short-term borrowings to provide working capital.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

FORWARD-LOOKING STATEMENTS - continued

Real Estate Business Strategy

         The Company's real estate business strategy is largely unproven, with little operating history to serve as the basis for a prediction of its probable success or failure. Implementation of the business strategy has required, and will continue to require, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees and the expenditure of significant amounts of capital. The loss of the services of certain members of the Company's senior management team could have a material adverse effect on the Company and, in particular, on the success of the Company's real estate business strategy. In addition, the Company's ability to manage growth and to redeploy its resources effectively will require it to continue to implement and improve its operational, financial and sales systems. There can be no assurance that the Company will be able to compete successfully with its current or potential competitors or that the implementation of the current business strategy will be successful.

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

Interest Rates; Mortgage Financing

         Certain purchasers of the Company's homes finance their purchases through third-party lenders providing mortgage financing. In general, housing demand is dependent on home equity, consumer savings and third-party financing and will be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. If mortgage interest rates increase or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases will be adversely affected, which may have an adverse effect on the financial condition of the Company.

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

Access to Financing

         The Company's business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, the Company anticipates incurring additional indebtedness to fund its real estate development activities. As of December 31, 1998, the Company's total consolidated indebtedness was $218,717, of which $61,164 represents indebtedness associated with the Company's discontinued vacation ownership and Florida utilities operations. There can be no assurance that the amounts available from internally generated funds, cash on hand, the Company's existing credit facilities, sale of non-strategic assets and the net proceeds from the Notes will be sufficient to fund the Company's anticipated operations. The Company may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on terms favorable to the Company. If the Company is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect the Company's future results of operations.

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

Period-to-Period Fluctuations

         The Company's real estate projects are long-term in nature. Sales activity at the Company's newly planned active adult communities and other real estate developments varies from period to period, and the ultimate success of any community cannot be determined from results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand or other reasons) than it does during later periods over the life of the community. Revenues and earnings of the Company will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among the Company's communities and conventional homebuilding operations. Thus, the timing and amount of revenues arising from capital expenditures are subject to considerable uncertainty. The inability of the Company to manage effectively its cash flows from operations would have an adverse effect on its ability to service its debt and to meet its working capital requirements.

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

Governmental Regulation and Environmental Considerations

         The Company's business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and "no growth" or "slow growth" policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of the Company's developments. Various governmental approvals and permits are required throughout the development process (to the extent they have not already been obtained), and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. The incurrence of substantial compliance costs and the imposition of delays and other regulatory burdens on the Company could have a material adverse effect on the operations of the Company.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         The Company is subject to market risk associated with changes in interest rates. Management does not anticipate a significant change in interest rates for 1999, and accordingly, does not expect the Company's primary business activities to be adversely affected by interest rates. A high interest rate environment would be likely to adversely affect Avatar's real estate results of operations and liquidity because of its negative impact on the housing industry and because certain of the Company's debt obligations are tied to prevailing interest rates. However, the Company runs the risk of interest rate declines with respect to its fixed long term Convertible Subordinated Notes. See Notes G and Q (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. Increases in interest rates affecting the Company's utilities operations generally are passed on to the consumer through the regulatory process. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of risks).

Item 8. Financial Statements and Supplementary Data

      Report of Independent Certified Public Accountants..........................................    34

      Consolidated Balance Sheets -- December 31, 1998 and 1997...................................    35

      Consolidated Statements of Operations -- For the years ended
           December 31, 1998, 1997 and 1996.......................................................    36

      Consolidated Statements of Stockholders' Equity -- For the years ended
           December 31, 1998, 1997 and 1996.......................................................    37

      Consolidated Statements of Cash Flows -- For the years ended
           December 31, 1998, 1997 and 1996.......................................................    38

      Notes to Consolidated Financial Statements..................................................    40

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    ERNST & YOUNG LLP

Miami, Florida
March 15, 1998

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        December 31       December 31
                                                           1998              1997
                                                        -----------       -----------
ASSETS

Cash and cash equivalents                                $  32,521         $   3,860
Restricted cash                                              5,232             4,629
Contracts and mortgage notes receivables, net               13,737            24,319
Other receivables, net                                       4,257             2,613
Land and other inventories                                 170,555           160,898
Property, plant and equipment, net                          26,366            26,144
Other assets                                                11,724             8,983
Assets of discontinued operations                          208,599           207,922
                                                         ---------         ---------
        Total Assets                                     $ 472,991         $ 439,368
                                                         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                              $ 130,000         $  44,506
  Notes, collateralized by contracts and mortgage
   notes receivable                                          9,060            23,566
  Real estate                                               18,493            39,163
Estimated development liability for sold land                8,671             8,697
Accounts payable                                             3,385             4,344
Accrued and other liabilities                               35,182            29,288
Deferred customer betterment fees                           18,837            18,667
Liabilities of discontinued operations                     137,106           136,095
                                                         ---------         ---------
        Total Liabilities                                  360,734           304,326


STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized:  15,500,000 shares
  Issued:  9,170,102 shares                                  9,170             9,170
Additional paid-in capital                                 151,422           151,422
Deficit                                                    (48,335)          (25,550)
                                                         ---------         ---------
  Total Stockholders' Equity                               112,257           135,042
                                                         ---------         ---------
  Total Liabilities and Stockholders' Equity             $ 472,991         $ 439,368
                                                         =========         =========

See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (Dollars in thousands except per-share amounts)

                                                                  For the year ended December 31
                                                           ---------------------------------------------
                                                              1998              1997             1996
                                                           ---------         ---------         ---------
REVENUES
Real estate sales                                         $ 101,667          $  84,855         $  93,510
Deferred gross profit on homesite sales                       4,263              3,998             2,639
Interest income                                               5,463              5,200             7,846
Trading account profit, net                                      --                 71             2,210
Other                                                         2,089              1,892             3,500
                                                          ---------          ---------         ---------

Total revenues                                              113,482             96,016           109,705

EXPENSES
Real estate expenses                                        106,828             93,559            90,475
Real estate inventory write-down                                 --             14,667             1,464
General and administrative expenses                          10,349              8,756             8,784
Interest expense                                             12,759              9,233             8,765
Other                                                         1,266              1,100               974
                                                          ---------          ---------         ---------

Total expenses                                              131,202            127,315           110,462
                                                          ---------          ---------         ---------
Loss from continuing operations                             (17,720)           (31,299)             (757)


Discontinued operations:
    Income from discontinued operations, less
        income tax expense of $0                              3,643              4,310             1,797
    Estimated loss on disposal, less
        income tax expense of $0                             (6,400)                --                --

                                                          ---------          ---------         ---------

(Loss) income before extraordinary item                     (20,477)           (26,989)            1,040

Extraordinary item:
     Loss on early extinguishment of debt
       less income tax expense of $0                         (2,308)                --                --
                                                          ---------          ---------         ---------

Net (loss) income                                         $( 22,785)         $( 26,989)        $   1,040
                                                          =========          =========         =========


Basic and Diluted EPS:
    Loss from continuing operations                       $   (1.93)         $   (3.43)        $   (0.08)
    Income from discontinued operations                   $    0.40          $    0.47         $    0.19
    Estimated loss on disposal                            $   (0.70)                --                --
    Loss from extraordinary item                          $   (0.25)                --                --
    Net (loss) income                                     $   (2.48)         $   (2.96)        $    0.11


See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)

                                                          Additional         (Deficit)
                                           Common           Paid-in          Retained          Treasury
                                            Stock           Capital           Earnings          Stock
                                          --------        -----------       -----------      -------------
Balance at  January 1, 1996               $ 12,715         $ 207,271         $     399         $ 61,973
      Net income                                --                --             1,040               --
                                          --------         ---------         ---------         --------
Balance at  December 31, 1996               12,715           207,271             1,439           61,973

      Issuance of common stock                  75             2,503                --               --
      Retirement of treasury stock          (3,620)          (58,352)               --          (61,973)
      Net loss                                  --                --           (26,989)              --
                                          --------         ---------         ---------         --------

Balance at December 31, 1997                 9,170           151,422           (25,550)              --
     Net loss                                   --                --           (22,785)              --
                                          --------         ---------         ---------         --------

Balance at December 31, 1998              $  9,170         $ 151,422         ($ 48,335)        $     --
                                          ========         =========         =========         ========





There are 5,000,000 authorized shares of preferred stock, none of which are issued.

See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                    For the year ended December 31
                                                                            -------------------------------------------
                                                                              1998              1997            1996
                                                                            ---------         --------         --------
OPERATING ACTIVITIES
Net (loss) income                                                           ($ 22,785)        ($26,989)        $  1,040
Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                              3,672            2,346            2,285
     Loss on early extinguishment of debt                                       2,308               --               --
     Estimated loss on disposal of discontinued operations                      6,400               --               --
     Deferred gross profit                                                     (4,263)          (3,998)          (2,639)
     Cost of homesite sales not requiring cash                                  6,069            3,004            3,956
     Inventory writedown                                                           --           14,667            1,464
     Trading account profit, net                                                   --              (71)          (2,210)
     Changes in operating assets and liabilities:
       Restricted cash                                                           (603)          (3,090)             464
       Investments - trading                                                       --            4,606           45,554
       Principal payments on contracts receivable                              13,109           14,435           14,391
       Receivables                                                              1,736            3,444            1,616
       Other receivables                                                       (1,644)             485             (263)
       Inventories                                                            (17,423)         (16,379)         (27,274)
       Other assets                                                              (790)          (7,730)             905
       Accounts payable and accrued and other liabilities                       5,105            6,646           (3,184)
       Assets/liabilities of discontinued operations                           (6,066)          (3,026)          (2,305)
                                                                            ---------         --------         --------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (15,175)         (11,650)          33,800

INVESTING ACTIVITIES
Investment in property, plant and equipment                                    (1,021)            (954)          (3,866)
                                                                            ---------         --------         --------

NET CASH USED IN INVESTING ACTIVITIES                                          (1,021)            (954)          (3,866)

FINANCING ACTIVITIES
Proceeds from issuance of 7% Convertible Subordinated Notes                   115,000               --               --
Payment of financing costs                                                     (3,450)              --               --
Proceeds from revolving lines of credit and long-term borrowings,
   net of fees                                                                  8,661           62,179           69,977
Principal payments on revolving lines of credit and
   long-term borrowings                                                       (75,354)         (51,584)         (95,838)
                                                                            ---------         --------         --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            44,857           10,595          (25,861)
                                                                            ---------         --------         --------

INCREASE (DECREASE) IN CASH                                                    28,661           (2,009)           4,073

Cash and cash equivalents at beginning of year                                  3,860            5,869            1,796
                                                                            ---------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  32,521         $  3,860         $  5,869
                                                                            =========         ========         ========

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows - continued
                             (Dollars in thousands)

                                                                                   For the year ended December 31
                                                                           ------------------------------------------------
                                                                               1998             1997              1996
                                                                           -------------    -------------     -------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Contributions in aid of construction                                              $1,791           $5,250            $5,584
                                                                           =============    =============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest - Continuing operations (net of amount capitalized of $695,
           $2,897 and $3,308 in 1998, 1997 and 1996, respectively)                $8,663           $6,508            $5,752
                                                                           =============    =============     =============

Interest - Discontinued operations (net of amount capitalized of $305,
           $302 and $695 in 1998, 1997 and 1996, respectively)                    $4,757           $4,289            $4,057
                                                                           =============    =============     =============




See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                  (Dollars in thousands except per-share data)



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries ("Avatar"). All significant intercompany accounts and transactions have been eliminated in consolidation.

GENERAL:

         Avatar is principally engaged in the business of developing and selling single and multifamily residential housing, active adult communities, improved and unimproved real estate, and providing water and wastewater utilities services. Two of the Company's subsidiaries are currently engaged in negotiations relating to the sale of the assets used in their Florida utilities operations. See Note S for disclosures relating to the Florida utilities.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $5,232 and $4,629 as of December 31, 1998 and 1997, respectively. These balances are comprised primarily of housing deposits that will become available to the Company when the housing contracts close.

         Restricted cash from discontinued operations includes deposits of $198 and $322 for vacation ownership and $35 and $61 for Florida utilities operations as of December 31, 1998 and 1997, respectively. Vacation ownership deposits are deposits received from purchasers that are held in escrow until a certificate of occupancy is obtained or the legal rescission period has expired. Florida utilities deposits received are from water utilities customers.

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

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996, and there was no material impact on the Company's operations or financial position. Reference is made to Note D for information regarding impairment of real estate inventory.

REVENUES:

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

CONTRIBUTIONS IN AID OF CONSTRUCTION:

         Advances from real estate developers and other direct contributions to utilities subsidiaries for plant construction are recorded as "Contributions in Aid of Construction." To the extent required by regulatory agencies, the account balance is amortized over the depreciable life of the utilities plant as an offset to depreciation expense. This has been classified with discontinued operations. See Note S.

STOCK OPTIONS:

         Under Statement No. 123, "Accounting for Stock-Based Compensation", companies are allowed to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and has added the expanded disclosure in Note M to comply with Statement No. 123.

POSTRETIREMENT BENEFITS:

         The Company accrues postretirement benefits (such as health care benefits) during the years an employee provides services. These benefits for retirees are currently provided only to employees of the Company's utilities subsidiaries.

ADVERTISING COSTS:

         Advertising costs are expensed as incurred. For the years ended December 31, 1998, 1997 and 1996, advertising costs totaled $2,414, $3,749 and $3,758, respectively.

EARNINGS PER SHARE:

         Earnings per share is computed based on the weighted average number of shares outstanding of 9,170,102 for 1998, 9,113,595 for 1997 and 9,095,102 for
1996. The computation of earnings per share for 1998 did not assume the conversion of the Notes and employee stock options, as the effect of both would be antidilutive. The computation of earnings per share for 1997 did not assume the conversion of the employee stock options, as the effect would be antidilutive. There is no difference between basic and diluted earnings per share for 1998, 1997 and 1996.

USE OF ESTIMATES:

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results, however, could differ from those estimates.

ACQUISITIONS:

         In accordance with the Company's plan to develop active adult communities, the Company acquired, on October 3, 1997, key executives, systems and software from Hilcoast Development Corp. (Hilcoast), the developers of Century Village, in exchange for 75,000 shares of Avatar common stock. This acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired assets is being amortized using the straight-line method over 10 years. Amortization of the excess purchase price was $281 for the year ended December 31, 1998.

         In order to expand its upscale homebuilding business, the Company, on December 4, 1997, entered into an asset purchase agreement to acquire certain assets of Brookman-Fels, Jeff Ian, Inc. (Brookman-Fels), and employed, as officers, the three partners, for an aggregate of $3,899 payable (including $885 of imputed interest) in installments commencing February 1, 1998 and ending November 1, 2002. This acquisition was accounted for as a purchase. The excess purchase price over the estimated fair value of the acquired assets is being amortized using the straight-line method over 5 years. Amortization of the excess purchase price was $630 for the year ended December 31, 1998. Brookman-Fels is a well-known regional developer of custom and semi-custom homes and single-family residential communities in South Florida.

         During 1997, a subsidiary of the Company entered into a joint venture and construction management agreement with a subsidiary of Brookman-Fels for the development of certain parcels at Harbor Islands. On June 1, 1998, Avatar paid $1,995 to acquire certain assets from its joint venture partner at Harbor Islands, and the joint venture and construction management agreements were modified whereby Avatar's subsidiary will receive a 6% construction management fee to manage construction at Harbor Islands. The purchase price approximated the estimated fair value of the acquired assets, therefore, no goodwill was recorded in connection with this transaction. The purchase price is being expensed through cost of real estate sales, using the straight-line method over 4 years. The company expensed through cost of real estate sales $291 for the year ended December 31, 1998.

         On June 1, 1998, a newly formed Avatar subsidiary and Brookman-Fels at Presidential Estates formed a joint venture and an Avatar subsidiary entered into a construction management agreement for Presidential Estates. Avatar's subsidiary will receive a 6% construction management fee to manage construction at Presidential Estates. Avatar paid $588 for a 49% interest in the joint venture and a 50% interest in the profits in the form of a promissory note, bearing interest at an annual rate of 8%, payable, together with accrued interest, upon the closing of agreed upon units.

RECLASSIFICATIONS:

         Certain 1997 and 1996 financial statement items have been reclassified to conform to the 1998 presentations.

NOTE B - REAL ESTATE SALES

         The components of real estate sales are as follows:

                                                                     For the year ended December 31
                                                            -------------------------------------------------
                                                                 1998            1997              1996
                                                            ----------------  ------------     --------------
         Revenues from homebuilding activities                      $71,494       $57,912            $49,672
         Resort revenues                                             13,591        13,787             16,087
         Gross homesite sales*                                        8,291         2,552             12,387
         Proceeds from sale of recreation facility                       --            --              8,300
         Rental, leasing, cable and other
                real estate operations                                5,171         5,163              5,362
         Commercial/industrial land sales                             3,120         5,441              1,702
                                                            ----------------  ------------     --------------
                  Total real estate sales                          $101,667       $84,855            $93,510
                                                            ================  ============     ==============

---------------------
     * Includes $6,555 of bulk land sales in 1998 and $3,714 of land sales generated by the Homebuilding Division and $4,276 of bulk land sales for 1996.

NOTE C - CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:

                                                                              December 31
                                                                ----------------------------------------
                                                                      1998                   1997
                                                                -----------------       ----------------
         Contracts and mortgage notes receivable                         $24,992                $40,478
                                                                -----------------       ----------------

         Less:
              Deferred gross profit                                       10,532                 15,659
              Other                                                          723                    500
                                                                -----------------       ----------------
                                                                          11,255                 16,159
                                                                -----------------       ----------------
                                                                         $13,737                $24,319
                                                                =================       ================

         Contracts and mortgage notes receivable were generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 1998 resulted from sales made to customers in the northeast.

         Contracts receivable are collectible primarily over a ten year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). The Company generally requires that customers pledge the homesites as collateral for contracts and mortgages receivable and such collateral can be repossessed by the Company in the event of default. A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 1998 and 1997 were $3,542 or 14.17% and $5,286 or 13.1%, respectively. Estimated maturities for the five years subsequent to 1998 are 1999 - $7,693; 2000 - $4,938; 2001 - $3,656;
2002 - $2,876; and 2003 - $2,280.

NOTE D - LAND AND OTHER INVENTORIES

         Inventories consist of the following:

                                                                                             December 31
                                                                             --------------------------------------------
                                                                                    1998                    1997
                                                                             -------------------     --------------------
         Land developed and in process of development                                  $100,414                  $98,407
         Land held for future development or sale                                        31,027                   31,552
         Dwelling units completed or under construction                                  38,590                   30,334
         Other                                                                              524                      605
                                                                             -------------------     --------------------
                                                                                       $170,555                 $160,898
                                                                             ===================     ====================

         During 1997, there were indicators of impairment present in accordance with Statement 121 and the Company recorded an impairment loss of $14,667 to the carrying value of its Harbor Islands community. This impairment loss was due to a revision to the existing development plan in connection with the Company's new business strategy during 1997. The portion of the Harbor Islands community that the Company does not plan to develop was valued based on an independent appraisal less the estimated cost of sale. Certain land held for future development by the Company was valued at the estimated discounted cash flows in accordance with Statement 121 as the undiscounted cash flows were less than the carrying amount of the assets.

         In 1996, the Company recorded an impairment loss of $1,464 on a certain tract of land located at the Company's Banyan Bay site. Fair value was determined based on a purchase offer received for the land.

NOTE E - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

         The estimated cost to complete consists of required land and utilities improvements in all areas designated for homesite sales and are summarized as follows:

                                                                                        December 31
                                                                               -------------------------------
                                                                                   1998             1997
                                                                               --------------   --------------
         Gross unexpended costs  (net of recoveries
                 of $11,112 in 1998 and $11,359 in 1997)                             $11,613          $12,030
         Less costs relating to unsold homesites                                       2,942            3,333
                                                                               --------------   --------------
         Estimated development liability for sold land                                $8,671           $8,697
                                                                               ==============   ==============


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

         Avatar may be obligated to expend approximately $13,245 (current costs) to complete water and wastewater utilities facilities at its Poinciana subdivision. These possible future obligations are based on internal engineering studies and are not included in the estimated development liability discussed above. As such, past and future expenditures are expected to be recovered from customers' fees and future revenues.

         Expenditures, net of recoveries, for homesite improvement costs totaling $11,613 are estimated as follows: 1999-$1,000 and thereafter-$10,613. Because the timing of the expenditures after 1999 is dependent upon certain future occurrences beyond Avatar's control, projection by year after 1999 is not presently practicable.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment and accumulated depreciation consist of the following:

                                                                             December 31
                                                                  ----------------------------------
                                                                        1998              1997
                                                                  -----------------   --------------
         Land and improvements                                             $12,215           12,160
         Buildings and improvements                                         19,407           17,821
         Machinery, equipment and fixtures                                  12,799           13,695
         Other                                                                 311              386
                                                                  -----------------   --------------
                                                                            44,732           44,062
         Less accumulated depreciation                                      18,366           17,918
                                                                  -----------------   --------------
                                                                           $26,366          $26,144
                                                                  =================   ==============

         Depreciation charged to operations during 1998, 1997 and 1996 was $2,470, $2,346 and $2,285, respectively.

         Property, plant and equipment of discontinued operations include $164,621 and $162,459 for the Florida utilities operations as of December 31, 1998 and 1997, respectively. Accumulated depreciation is $77,793 and $70,608 as of December 31, 1998 and 1997, respectively. Amortization of contributions and advances in aid of construction of $4,658, $4,559 and $4,289 was incurred during 1998, 1997 and 1996, respectively.

NOTE G - NOTES, MORTGAGE NOTES AND OTHER DEBT

        Notes, mortgage notes and other debt are summarized as follows:

                                                                                                  December 31
                                                                                         ------------------------------
                                                                                              1998            1997
                                                                                         ---------------   ------------
         Corporate:
              7% Convertible Subordinated Notes                                                $115,000          $  --

              Bank credit lines                                                                  15,000         14,000

              8% senior debentures, due 2000, net of unamortized
                  discount of $697 in 1997                                                           --          6,930

              9% senior debentures, due 2000, net of unamortized
                  discount of $1,769 in 1997                                                         --         23,576
                                                                                         ---------------   ------------
                                                                                               $130,000        $44,506
                                                                                         ===============   ============
         Notes, collateralized by contracts and mortgage notes receivable:
              Bank credit lines                                                                  $9,060        $23,566
                                                                                         ===============   ============
         Real estate:
              Mortgage note obligations,  interest rates ranging from
                  8.25% to 9.25%,  due from 1999 - 2004                                          $6,154         $5,865

              8% Note payable, due 1999-2000                                                        588             --

              Note payable, non-interest bearing, due 1999-2002                                   2,380          3,899

              Development and construction loans, due 1999-2002,
                  interest rates ranging from prime +1/2% to prime + 1 1/2%                       9,371         29,399
                                                                                         ---------------   ------------
                                                                                                $18,493        $39,163
                                                                                         ===============   ============

         On February 2, 1998, the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay the $33,000 aggregate principal amount outstanding of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The proceeds from the issuance of the Notes have impacted the Company's liquidity and the remaining proceeds will be used to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes. The early extinguishment of the 8% and 9% Senior Debentures resulted in an extraordinary loss of $2,308 pertaining to the unamortized portion of discounts associated with these debentures.

         At December 31, 1998, Avatar had secured bank credit lines of $29,060 and unsecured bank credit lines from the Florida utilities operations of $15,000. The unused portions of secured and unsecured credit lines were $5,000 and $12,281, respectively, at December 31, 1998. The weighted average interest rate on short term borrowings at December 31, 1998 was 8.25%. Interest rates for borrowings range from 6.97% to 9.19% on the unsecured bank credit lines and prime + 1/4% on the secured bank credit lines at December 31, 1998. Additionally, certain credit lines provide for fixed rate borrowings pursuant to Eurodollar interest rates. Under the terms of these agreements, Avatar is restricted from paying dividends and is required to maintain a minimum net worth, as defined. Contracts and mortgage notes receivable of $10,011 at December 31, 1998 collateralize the secured lines.

Notes, mortgage notes and other debt of discontinued operations are summarized as follows:


                                                                                              December 31
                                                                                     ------------------------------
                                                                                          1998            1997
                                                                                     ---------------   ------------
         VACATION OWNERSHIP
         Notes, collateralized by contracts and mortgage notes receivable:
              Bank credit lines                                                             $18,298        $12,952

         Construction and development loans,
              interest rates at prime + 21/4%                                                 3,647          4,568
                                                                                     ---------------   ------------
                                                                                            $21,945        $17,520
                                                                                     ===============   ============
         FLORIDA UTILITIES:
         Bank credit lines                                                                   $2,719         $1,432

         Utilities first mortgage bonds due serially from
              1999-2007, interest rates ranging from 7.79% to 9.19%                          12,276         13,942

         Utilities senior notes, 7.27%, due 2000-2010                                        18,000         18,000

         Utilities promissory notes, interest rates ranging from 6.3% to                      6,224          5,842
              8.65%,  due 1999-2004
                                                                                     ===============   ============
                                                                                            $39,219        $39,216
                                                                                     ===============   ============

         During 1996, an Avatar subsidiary and Stanco Partners Ltd. entered into a joint venture agreement (the Joint Venture) and acquired Casa Del Mar (CDM), an Ormond Beach, Florida beachfront hotel. In connection with the acquisition of Casa Del Mar, the Joint Venture entered into a loan agreement with $5,060 and $5,439 outstanding at December 31, 1998 and 1997, respectively. The debt is guaranteed by a subsidiary of Avatar as well as the Joint Venture Partners. This Joint Venture is included in the timeshare operations, which has been classified as a discontinued operation as discussed in Note S.

Maturities of notes, mortgage notes and other debt at December 31, 1998, are as follows:

                                    Notes, collateralized
                                       by contracts and
                                       mortgage notes                                                       Discontinued
                   Corporate             receivable                Real Estate              Total            Operations
                 --------------  ----------------------------  ---------------------  -------------------  ----------------
  1999                 $15,000                        $9,060                 $4,821              $28,881          $  2,485
  2000                      --                            --                  6,937                6,937             7,626
  2001                      --                            --                  1,359                1,359             4,121
  2002                      --                            --                  4,879                4,879             5,346
  2003                      --                            --                    373                  373             3,065
  Thereafter           115,000                            --                    124              115,124            38,521
                 ==============  ============================  =====================  ===================  ================
                      $130,000                        $9,060                $18,493             $157,553           $61,164
                 ==============  ============================  =====================  ===================  ================

         During the first quarter of 1998, the Company repaid $5,226 from a real estate line secured by contracts and mortgage notes receivable.

         Interest capitalized during 1998, 1997 and 1996 amounted to $1,000, $3,199 and $4,003, respectively.

         Property, plant and equipment and inventory pledged as collateral for notes, mortgage notes and other indebtedness had a net book value of approximately $165,000 at December 31, 1998.

         Included in notes, mortgage notes and other debt is a related party note, payable to Brookman-Fels in installments commencing February 1, 1998 and ending November 1, 2002. During the year ended December 31, 1998, the Company made payments (including interest) of $800 with an outstanding balance at December 31, 1998 of $2,380.

NOTE H - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         As of December 31, 1998 and 1997, preferred stock outstanding of the Florida utilities (classified as Discontinued Operations - see Note S) owned by minority interests is as follows:

                                                           December 31
                                               ------------------------------------
                                                    1998                1997
                                               ---------------     ---------------
         9% cumulative preferred stock                 $5,400               $7,200
         Other                                             72                   68
                                               --------------      ---------------
                                                       $5,472               $7,268
                                               ==============      ===============

         The Florida utilities subsidiary's 9% cumulative preferred stock provides for redemption of a minimum of $1,800 of the preferred stock each year beginning in 1997. During each of the first quarters of 1998 and 1997, Avatar redeemed $1,800 of the preferred stock. Redemption of all outstanding shares shall occur no later than March 1, 2001. Charges to operations recorded as "Other Expenses" (see Note S - Discontinued Operations) relating to preferred stock dividends of subsidiaries amounted to $520 in 1998, $681 in 1997 and $814 in 1996.

NOTE I - RETIREMENT PLANS

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

         The following table sets forth the defined benefit plan's funded status as of December 31, 1998, 1997 and 1996 and the retirement expense recognized in the consolidated statements of operations for the years then ended.

                                                                                   1998            1997             1996
                                                                               -------------   -------------    -------------
Actuarial present value of benefit obligations:
    Accumulated benefit obligation,  including vested
       benefits of  $4,073, $3,832 and $3,288, respectively                          $4,296          $3,942           $3,367
                                                                              =============   =============    =============
Projected benefit obligation for services rendered to date                          ($4,972)        ($4,574)         ($3,885)
Plan assets at fair value                                                             5,235           4,604            4,060
                                                                              -------------   -------------    -------------
Projected benefit obligation less than plan assets                                      263              30              175
Unrecognized net gain                                                                  (407)           (271)            (515)
Prior service cost not yet recognized in net periodic pension cost                      268             315              362
Unrecognized net assets at January 1, 1986, net of amortization                         (29)            (43)             (58)
                                                                              -------------   -------------    -------------
Accrued pension cost included in accrued and other liabilities                          $95             $31             ($36)
                                                                              =============   =============    =============
Net retirement cost included the following components:
 Defined benefit plan:
    Service cost - benefits earned during the period                                   $200            $204             $204
    Interest cost on projected benefit obligation                                       333             307              284
    Actual return on plan assets                                                       (539)           (423)            (406)
    Net amortization and deferral                                                       200             122              139
                                                                              -------------   -------------    -------------
       Net pension cost                                                                 194             210              221
 Defined contribution plan                                                              121             125              122
                                                                              -------------   -------------    -------------
         Total retirement expense                                                      $315            $335             $343
                                                                              =============   =============    =============

Change in benefit obligations:
    Projected benefit obligation at beginning of year                                $4,574          $3,885           $3,409
    Service cost                                                                        200             204              204
    Interest cost                                                                       333             307              284
    Loss on benefit obligation                                                           30             334              191
    Benefits paid                                                                      (165)           (156)            (203)
                                                                              -------------   -------------    -------------
    Projected benefit obligation at end of year                                      $4,972          $4,574           $3,885
                                                                              =============   =============    =============
Change in plan assets:
    Plan assets at beginning of year                                                 $4,604          $4,060           $3,793
    Employer contributions                                                              257             277              265
    Return on plan assets                                                               539             423              406
    Benefits paid                                                                      (165)           (156)            (404)
                                                                              -------------   -------------    -------------
    Plan assets at end of year                                                       $5,235          $4,604           $4,060
                                                                              =============   =============    =============

         The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 7.5% in 1998, 1997 and 1996, rate of increase in future compensation levels of 5% in 1998, 1997 and 1996, and expected long-term rate of return on plan assets of 8% in 1998, 1997 and 1996.

         Plan assets are invested in the general asset fund of a major insurance company, which is composed primarily of fixed income securities, and a separate account, which is composed of equity securities, public bonds or cash equivalents.

NOTE J - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         A utilities subsidiary of Avatar sponsors a defined non-contributory benefit postretirement plan that provides medical and life insurance benefits to both salaried and nonsalaried employees after retirement. Participants contribute a portion of such benefits. The utilities' funding policy for its postretirement plan is to fund on a pay-as-you-go basis.

The following table sets forth the plan's status as of December 31, 1998, 1997 and 1996:

                                                                                  1998            1997             1996
                                                                               ------------   -------------    -------------
Accumulated postretirement benefit obligation                                      ($3,243)       ($2,908)         ($2,838)
Plan assets at fair value                                                               --             --               --
                                                                              ------------  -------------    -------------
Accumulated postretirement benefit obligation in excess of
         plan assets                                                                (3,243)        (2,908)          (2,838)
Unrecognized net gain from past experience different from that
         assumed and from changes in assumptions                                    (2,163)        (2,320)          (2,281)
Unrecognized transition obligation                                                   2,334          2,489            2,645
                                                                              ------------  -------------    -------------
Accrued postretirement benefit cost
         included in accrued and other liabilities                                 ($3,072)       ($2,739)         ($2,474)
                                                                              ============  =============    =============

Net periodic postretirement benefit cost included the following components:
         Service cost                                                                 $186           $170             $244
         Interest cost on accumulated postretirement
            benefit obligation                                                         228            205              277
         Amortization of transition obligation over 20 years                           155            155              155
         Other                                                                        (200)          (217)             (88)
                                                                              ------------  -------------    -------------

         Net periodic postretirement benefit cost                                     $369           $313             $588
                                                                              ============  =============    =============

         For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 1998, 1997 and 1996 was 6%, 10% and 10%, respectively; the rate of increase was assumed to decrease to 6% by the year 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing (decreasing) the assumed health care cost trend rates by one percentage point each year would increase (decrease) the accumulated postretirement benefit obligation as of December 31, 1998 by $553 and ($472) and the aggregate of the service and interest cost components of net periodic postretirement benefit for the year then ended by $83 and ($69).

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1998, 1997 and 1996.

NOTE K - LEASE COMMITMENTS

         Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2001. Rental expenses for the years 1998, 1997 and 1996 were $1,747, $2,089, and $1,769, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 1998 were as follows: 1999 - $1,411; 2000 - $1,100;
2001-$679; 2002 - $583; 2003 -$599.

NOTE L - ACCRUED AND OTHER LIABILITIES

         Accrued and other liabilities are summarized as follows:

                                                      December 31
                                             -------------------------------
                                                 1998             1997
                                             --------------   --------------

        Property taxes                              $4,662           $3,495
        Customer deposits and advances              14,734            9,278
        Interest                                     2,258            1,048
        Other                                       13,528           15,467
                                             --------------   --------------
                                                   $35,182          $29,288
                                             ==============   ==============

         As of December 31, 1998, certain incentive compensation agreements with employees provided for a cash payment (to the extent vested), within ten days following the respective fifth anniversary date (payment terms are subject to renewal agreements) of the respective agreement (or the termination date, if earlier), in an amount equal to the excess of a formula amount based upon the closing prices of Avatar common stock during a specified period prior to the respective fifth anniversary date (or termination date, if earlier) over the closing price of Avatar common stock on the date of the respective agreement (strike price). Each eligible employee will vest in the rights to this incentive compensation with respect to one-fifth thereof in each of the first through fifth anniversaries, subject to certain terms and conditions of the contracts should their employment status change prior to the fifth anniversary. For the years ended December 31, 1998, 1997 and 1996, the Company recorded incentive compensation of ($351), ($471) and ($213), respectively, associated with these agreements. As of December 31, 1998, the closing price of Avatar common stock was lower than the defined strike price. The liability for incentive compensation included in other liabilities at December 31, 1998 and 1997 is $0 and $351, respectively.

NOTE M - STOCK OPTIONS

         The Company's 1997 Incentive and Capital Accumulation Plan (the "Incentive Plan") was adopted by the Incentive Plan Committee, ratified by the Board of Directors on February 13, 1997 and approved by the stockholders at the Annual Meeting on May 29, 1997. The Incentive Plan makes available 425,000 shares of Avatar common stock subject to certain adjustments. On February 13, 1997 Avatar entered into a Nonqualified Stock Option Agreement (the Options) with the Company's President and granted him an option to purchase 225,000 shares of Avatar common stock at $34 per share (such price being in the judgment of the Incentive Plan Committee not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options will become exercisable with respect to 45,000 shares on February 13, 1998 and on each February 13 thereafter through 2002, and any unexercised portion of the Options will expire on February 13, 2007.


         On February 19, 1999, the Company entered into Nonqualified Stock Option Agreements with certain members of management and granted them an option to purchase 160,000 shares of Avatar common stock at $25 per share (such price being in the judgment of the Committee not less than 100% of the Fair Market Value as defined in the Incentive Plan). The Options will become exercisable at a rate of 33 1/3% on February 19, 2000 and on each February 19 thereafter through 2002, and any unexercised portion of the Options will expire on February 19, 2009.

         A summary of the status of the Company's Incentive Plan as of December 31, 1998 and 1997 and changes during the years ending is presented below:

                                                            Options                  Wighted-Average
                                                            (000's)                   Exercise Price
                                                   --------------------------    --------------------------
                                                       1998         1997             1998         1997
                                                   --------------------------    --------------------------
         Outstanding at beginning of year                   225           --              $34          $--
         Granted                                             --          225               --           34
         Exercised                                           --           --               --           --
         Forfeited                                           --           --               --           --
                                                   --------------------------    --------------------------

         Outstanding at end of year                         225          225              $34          $34
                                                   ==========================    ==========================

         Exercisable at end of year                          45           --

         Weighted-average per share
              fair value of options
              granted during the year                       $--       $16.59
                                                   ==========================

         The Company applies APB 25 and related interpretations in accounting for the Incentive Plan. No compensation expense was recognized in 1997 because all stock options granted have an exercise price greater than the average market value of the Company's stock on the date of grant. If the Company had elected to account for the Incentive Plan under Statement No. 123, compensation cost for the Incentive Plan would have been determined based on the fair value at the grant dates. The weighted average fair value of options granted during 1997 was $16.59. The fair value of each option granted in 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.38%; expected volatility of 17.6%; dividend yields of 0.0% and expected life of 10 years.

         The following table summarizes the Company's pro forma income from continuing operations, net (loss) income and earnings per share in accordance with Statement No. 123 for the years ended December 31, 1998 and 1997:

                                                                  As Reported                     Pro forma
                                                           ---------------------------   ----------------------------
                                                               1998          1997             1998          1997
                                                           ---------------------------   ----------------------------
         Loss from continuing operations                     ($17,720)    ($31,299)        ($18,467)     ($31,959)
         Net loss                                            ($22,785)    ($26,989)        ($23,532)     ($27,649)

         Basic and Diluted Per Share Data:
            Loss from continuing operations                   ($1.93)      ($3.43)          ($2.01)       ($3.51)
            Net loss                                          ($2.48)      ($2.96)          ($2.57)       ($3.03)

NOTE N - INCOME TAXES

         Under the installment method of tax reporting for homesite and vacation ownership sales, Avatar anticipates that its 1998 consolidated federal income tax return will reflect a net operating loss carryforward of approximately $72,000, which expires in years 2003 through 2018. In addition, investment tax credits and alternative minimum tax credit carryforwards of approximately $4,000 are available, a portion of which expires in years 1999 to 2001. The Internal Revenue Service has not examined these carryforwards.

         The Company has recorded a valuation allowance of $59,000 with respect to the deferred income tax assets that remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $9,000 which, if utilized, will be credited to additional paid-in capital.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                                                    1998             1997
                                                                                                -------------    -------------
         Deferred income tax assets
                 Net operating loss carryover                                                        $27,000          $20,000
                 Tax over book basis of land inventory                                                31,000           31,000
                 Unrecoverable land development costs                                                  3,000            3,000
                 Tax over book basis of depreciable assets                                             5,000            5,000
                 Alternative minimum tax and investment tax credit carryforward                        4,000            4,000
                 Attributable to Discontinued Operations                                               4,000            2,000
                 Other                                                                                 1,000            1,000
                                                                                                -------------    -------------
         Total deferred income tax assets                                                             75,000           66,000

                 Valuation allowance for deferred income tax assets                                  (59,000)         (51,000)
                                                                                                -------------    -------------
         Deferred income tax assets after valuation allowance                                         16,000           15,000

         Deferred income tax liabilities

                 Book over tax income recognized on homesite sales                                    (2,000)          (2,000)
                 Attributable to Discontinued Operations.                                            (14,000)         (12,000)
                 Other                                                                                    --           (1,000)
                                                                                                -------------    -------------
         Total deferred income tax liabilities                                                       (16,000)         (15,000)
                                                                                                -------------    -------------

         Net deferred income taxes                                                                        $0               $0
                                                                                                =============    =============

         A reconciliation of income tax expense (credit) to the expected income tax expense (credit) at the federal statutory rate of 34% for the year ended December 31 is as follows:

                                                                                1998                 1997               1996
                                                                            --------------       -------------      --------------
         Income tax expense (credit) computed
              at statutory rate                                                   ($6,025)          ($10,642)              ($257)
         Income tax effect of non-deductible dividends
              on preferred stock of subsidiary                                        177                232                 277
         State income tax  expense (credit), net of federal effect                   (676)            (1,207)                 27
         Other                                                                        524               (383)                (47)
         Discontinued Operations and Extraordinary Items                          (2,000)              2,000               1,000
         Change in valuation allowance on deferred tax assets                       8,000             10,000              (1,000)
                                                                            -------------        -----------        ------------
         Provision for income taxes                                         $          --        $        --        $         --
                                                                            =============        ===========        ============



         In years 1988 through 1997, the Company elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of such election, the Company may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. The Company believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

NOTE O - CONTINGENCIES

            Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matter cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial statements.

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

NOTE P - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

         The Company is engaged in two principal business activities: real estate and water and wastewater utilities operations. The Company owns and develops land, primarily in various locations in Florida and Arizona. The Company's current and planned real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes) and the sale of homesites; the development, leasing and management of improved commercial and industrial properties; operations of amenities and resorts; cable television operations; and property management services. The Company's utilities operations include the purification and distribution of water and the treatment and disposal of wastewater through plants in Florida and Arizona, as well as contract management services for affiliated and unaffiliated water and wastewater utilities. Two subsidiaries of the Company are currently involved in continuing negotiations for the sale of the assets used in their Florida utilities operations. Accordingly, the Company has classified the Florida utilities as a discontinued operation - See Note S.

         The following table summarizes the Company's information for reportable segments for the years ended December 31, 1998, 1997 and 1996:

                                                              For the year ended December 31
                                                    ----------------------------------------------------
                                                         1998               1997              1996
                                                    ----------------    --------------    --------------
REVENUES:

Segment revenues
     Residential development                                $73,230           $58,924           $53,290
     Active adult                                                --                --                --
     Resorts                                                 13,591            13,787            16,087
     Commercial and industrial                                3,120             5,441             1,702
     Rental, leasing, cable and
        other real estate operations                          5,171             5,163             5,362
     All other                                                7,850             2,765            18,164
                                                    ----------------    --------------    --------------
                                                            102,962            86,080            94,605

Unallocated revenues
     Deferred gross profit                                    4,263             3,998             2,639
     Interest income                                          5,463             5,200             7,846
     Trading account profit, net                                 --                71             2,210
     Other                                                      794               667             2,405
                                                    ================    ==============    ==============
Total revenues                                             $113,482           $96,016          $109,705
                                                    ================    ==============    ==============

                                                              For the year ended December 31
                                                    ----------------------------------------------------
                                                         1998               1997              1996
                                                    ----------------    --------------    --------------
OPERATING INCOME (LOSS):
Segment operating income (loss)
     Residential development                                  $ 413           ($4,314)            $3,656
     Active adult                                            (1,074)             (150)                --
     Resorts                                                 (1,454)           (1,853)            (1,368)
     Commercial and industrial                                1,863             4,810                937
     Rental, leasing, cable and
          other real estate operations                        1,229             1,073              1,180
     All other                                                4,022               406              9,989
                                                   ----------------    --------------     --------------
                                                              4,999               (28)            14,394
     Unallocated income (expenses)
        Deferred gross profit                                 4,263             3,998              2,639
        Interest income                                       5,463             5,200              7,846
        Trading account profit, net                              --                71              2,210
        Real estate inventory write-down                         --           (14,667)            (1,464)
        General and administrative expenses                 (10,349)           (8,756)            (8,784)
        Interest expense                                    (11,115)           (7,013)            (7,597)
        Other                                               (10,981)          (10,104)           (10,001)
                                                   ----------------    --------------     --------------
Loss from continuing operations                            ($17,720)         ($31,299)             ($757)
                                                   ================    ==============     ==============

                                                              December 31
                                                    ----------------------------------
                                                         1998               1997
                                                    ----------------    --------------
ASSETS:
Segment assets
     Residential development                                $87,795           $73,232
     Active adult                                            19,710                --
     Resorts                                                 12,812            10,931
     Commercial and industrial                               14,081            14,867
     Rental, leasing, cable and
        Other real estate operations                         10,685             9,898
     Discontinued assets                                    208,599           207,922
     Unallocated assets                                     119,309           122,518
                                                    ================    ==============
Total assets                                               $472,991          $439,368
                                                    ================    ==============

------------------
(a)      Avatar's businesses are primarily conducted in the United States.
(b) Identifiable assets by segment are those assets that are used in the operations of each segment.
(c) No significant part of the business is dependent upon a single customer or group of customers.
(d) Bulk land sales, Arizona utilities and the cost to carry land do not qualify individually as separate reportable segments and are included in all other.
(e) Included in segment profit/(loss) for 1998 is interest expense of $932, $159 and $553 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for 1997 is interest expense of $1,573, $152 and $495 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for 1996 is interest expense of $606, $118 and $444 from residential development, resorts and rental/leasing, respectively.

(f) Included in operating profit/(loss) for 1998 is depreciation expense of $256, $1,264, $634 and $316 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 1997 is depreciation expense of $434, $1,248, $423 and $241 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 1996 is depreciation expense of $378, $1,135, $410 and $362 from residential development, resorts, rental/leasing and unallocated corporate, respectively.

NOTE Q- FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of the Company's financial instruments, all of which are held for purposes other than trading at December 31, 1998 and 1997, are as follows:

                                                                     1998                          1997
                                                          ------------------------       ------------------------
                                                          Carrying          Fair         Carrying         Fair
                                                           Amount           Value         Amount          Value
                                                          --------        --------       --------        --------
Cash and cash equivalents                                 $ 32,521        $ 32,521        $ 3,860        $ 3,860
Restricted cash                                              5,232           5,232          4,629          4,629
Contracts and mortgage notes receivables, net               13,737          13,412         24,319         23,789
Other receivables, net                                       4,257           4,257          2,613          2,613
Notes, mortgage notes and other debt:
Corporate:
   Bank credit lines:
    Short term bank credit lines                            15,000          15,000             --             --
    Long term bank credit lines                                 --              --         14,000         13,837
   Senior debentures                                            --              --         30,506         30,506
   Convertible Subordinated Notes                          115,000          94,875             --             --
                                                          --------        --------        -------        -------
        Total corporate                                   $130,000        $109,875        $44,506        $44,343
                                                          ========        ========        =======        =======

Notes, collateralized by contracts and mortgage
   notes receivable                                       $  9,060        $  9,060        $23,566        $23,447
                                                          ========        ========        =======        =======

Real estate:
   Note payable                                           $  2,968        $  2,587        $ 3,899        $ 3,118
   Short term development and construction loans             2,804           2,804         12,344         12,344
   Long term development and construction loans             12,721        $ 12,434         22,920         23,346
                                                          --------        --------        -------        -------
        Total real estate                                 $ 18,493        $ 17,825        $39,163        $38,808
                                                          ========        ========        =======        =======


Discontinued Operations:
   Cash and cash equivalents and restricted cash          $    773        $    773        $   657        $   657
   Contracts and mortgage notes receivables, net            22,861          22,903         15,197         14,787
   Other receivables, net                                    4,278           4,278          4,264          4,264
   Notes, collateralized by contracts and mortgage
      notes receivable                                      18,298          18,346         12,952         13,683
   Real estate                                               3,647           3,534          4,568          4,771
   Utility short term bank credit lines                      2,719           2,719          1,432          1,432
   Utility mortgage obligations, first mortgage
      bonds and promissory notes                            36,500          34,262         37,784         35,561


     The Company in estimating the fair value of financial instruments, used the following methods and assumptions:

     Cash and cash equivalents and restricted cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

     Contracts and mortgage notes receivables: The fair value amounts of the Company's contracts, mortgage notes and other receivables are estimated based on a discounted cash flow analysis.

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

     Senior Debentures: At December 31, 1997, the carrying amount in the balance sheet for the Company's senior debentures approximates its fair value.

     Convertible Subordinated Notes: At December 31, 1998, the fair values of the Company's senior notes are estimated based on quoted market prices.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 1998 and 1997 is as follows:

                                                                                 1998 Quarter
                                                       ------------------------------------------------------------------
                                                          First           Second           Third             Fourth
                                                       -------------   --------------  ---------------   ---------------
Net revenues                                                $24,485          $27,781          $21,668           $39,548
Expenses                                                     28,297           31,635           28,311            42,959
                                                       -------------   --------------  ---------------   ---------------

Loss from continuing operations                             (3,812)          (3,854)          (6,643)            (3,411)
Income (loss) from discontinued operations                   1,045             (392)           1,086             (4,496)
(Loss) on early extinguishment of debt                      (2,308)              --                --                --
                                                       -------------   --------------  ---------------   ---------------

Net loss                                                   ($5,075)         ($4,246)         ($5,557)           ($7,907)
                                                       =============   ==============  ===============   ===============

    Basic and Diluted EPS:
      Net loss                                              ($0.55)          ($0.46)          ($0.61)            ($0.86)
                                                       =============   ==============  ===============   ===============


                                                                                 1997 Quarter
                                                       ------------------------------------------------------------------
                                                          First           Second           Third             Fourth
                                                       -------------   --------------  ---------------   ---------------

Net revenues                                               $23,248           $25,675          $20,252           $26,841
Expenses                                                    26,646            27,443           26,094            47,132
                                                     -------------    --------------  ---------------   ---------------

Loss from continuing operations                             (3,398)           (1,768)          (5,842)          (20,291)
Income (loss) from discontinued operations                   1,411             2,187              829              (117)
                                                     -------------    --------------  ---------------   ---------------

Net (loss) income                                          ($1,987)             $419          ($5,013)         ($20,408)
                                                     =============    ==============  ===============   ===============

    Basic and Diluted EPS:
        Net (loss) income                                   ($0.22)            $0.05           ($0.55)           ($2.24)
                                                     =============    ==============  ===============   ===============

--------------
1) The Company recorded $2,000 and $4,400 estimated losses on the disposal of the discontinued vacation ownership operations during the second and fourth quarters of 1998, respectively.

2) In December 1997, the Company recorded an impairment loss of $14,667 to the carrying value of the Harbor Islands community.

3) During the fourth quarter of 1997, the Company recorded $2,000 of construction costs for houses which closed prior to the fourth quarter of 1997.

NOTE S - DISCONTINUED OPERATIONS

         During 1997, the Company developed a formal plan for the disposition of its timeshare business. During the first quarter of 1999, the Company entered into a non-binding letter of intent for the sale of the timeshare operation; however, there is no assurance that the transaction will be consummated. During 1998, the Company revised its estimate of the net realizable value of the discontinued timeshare operations based on then current business conditions and potential market price for the timeshare operations. As a result, an estimated loss on the disposal of the operations amounting to $6,400 was recorded during 1998. Net assets and liabilities of the timeshare business have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         Two subsidiaries of the Company are currently involved in continuing negotiations for the sale of the assets used in their Florida utilities operations. Net assets and liabilities of the Florida utilities operations have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. See Note T - Subsequent Event.

         Consolidated operating results relating to the discontinued operations for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                           1998
                                                      -----------------------------------------------
                                                      Vacation           Florida
                                                      Ownership          Utilities           Total
                                                      ----------         ----------        ----------
REVENUES
Real estate sales                                     $   16,829         $       --        $   16,829
Utilities revenues                                            --             34,594            34,594
Interest income                                            2,665                 --             2,665
Other                                                      1,750                 --             1,750
                                                      ----------         ----------        ----------
     Total revenues                                       21,244             34,594            55,838

EXPENSES
Real estate expenses                                      20,432                 --            20,432
Utilities expenses                                            --             25,870            25,870
Interest expense                                           2,270              3,103             5,373
Other                                                         --                520               520
                                                      ----------         ----------        ----------
     Total expenses                                       22,702             29,493            52,195
                                                      ----------         ----------        ----------
Net (loss) income from discontinued operations        ($   1,458)        $    5,101        $    3,643
                                                      ==========         ==========        ==========

                                                                           1997
                                                      -----------------------------------------------
                                                      Vacation            Florida
                                                      Ownership          Utilities           Total
                                                      ----------         ----------        ----------
REVENUES
Real estate sales                                     $   12,094         $       --        $   12,094
Utilities revenues                                            --             33,068            33,068
Interest income                                            1,799                 --             1,799
Other                                                        707                 --               707
                                                      ----------         ----------        ----------
     Total revenues                                       14,600             33,068            47,668

EXPENSES
Real estate expenses                                      13,464                 --            13,464
Utilities expenses                                            --             24,527            24,527
Interest expense                                           1,251              3,435             4,686
Other                                                         --                681               681
                                                      ----------         ----------        ----------
     Total expenses                                       14,715             28,643            43,358
                                                      ==========         ==========        ==========
Net (loss) income from discontinued operations        ($     115)        $    4,425        $    4,310
                                                      ==========         ==========        ==========



                                                                           1996
                                                      -----------------------------------------------
                                                      Vacation            Florida
                                                      Ownership          Utilities           Total
                                                      ----------         ----------        ----------
REVENUES
Real estate sales                                     $   10,011         $       --        $   10,011
Utilities revenues                                            --             31,654            31,654
Interest income                                              972                 --               972
Other                                                        356                 --               356
                                                      ----------         ----------        ----------
     Total revenues                                       11,339             31,654            42,993

EXPENSES
Real estate expenses                                      11,679                 --            11,679
Utilities expenses                                            --             24,531            24,531
Interest expense                                             884              3,288             4,172
Other                                                         --                814               814
                                                      ----------         ----------        ----------
     Total expenses                                       12,563             28,633            41,196
                                                      ==========         ==========        ==========
Net (loss) income from discontinued operations        ($   1,224)        $    3,021        $    1,797
                                                      ==========         ==========        ==========

         The net assets and liabilities of the discontinued operations included in the accompanying balance sheets as of December 31, 1998 and 1997 are as follows:

                                                                                 As of December 31, 1998
                                                                      ---------------------------------------------
                                                                       Vacation         Florida
                                                                       Ownership        Utilities           Total
                                                                      -----------      -----------      -----------
ASSETS
Cash and cash equivalents                                               $     32         $    471        $     503
Restricted cash                                                              198               35              233
Contracts and mortgage notes receivables, net                             22,861               --           22,861
Other receivables, net                                                       319            3,959            4,278
Land and other inventories                                                 7,357              256            7,613
Property, plant and equipment, net                                           196          164,751          164,947
Other assets                                                               1,916            9,812           11,728
Regulatory assets                                                             --            2,836            2,836
Reserve for estimated loss on disposal                                    (6,400)              --           (6,400)
                                                                        --------         --------        ---------
         Total assets                                                   $ 26,479         $182,120        $ 208,599
                                                                        ========         ========        =========
LIABILITIES AND CONTRIBUTIONS IN AID OF CONSTRUCTION
Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage
      notes receivable                                                  $ 18,298         $     --        $  18,298
  Real estate                                                              3,647               --            3,647
  Utilities                                                                   --           39,219           39,219
Accounts payable                                                              38            1,171            1,209
Accrued and other liabilities                                                266            8,374            8,640
Minority interest                                                             --            5,472            5,472
                                                                        --------         --------        ---------
         Total liabilities                                                22,249           54,236           76,485
Contributions in aid of construction                                          --           60,621           60,621
                                                                        --------         --------        ---------
         Total liabilities and contributions in aid of construction     $ 22,249         $114,857        $ 137,106
                                                                        ========         ========        =========


                                                                          As of December 31, 1997
                                                                     ------------------------------------
                                                                     Vacation     Florida
                                                                     Ownership    Utilities       Total
                                                                      -------      --------      --------
ASSETS
Cash and cash equivalents                                             $    49      $    225      $    274
Restricted cash                                                           322            61           383
Contracts and mortgage notes receivables, net                          15,197            --        15,197
Other receivables, net                                                    691         3,573         4,264
Land and other inventories                                              8,903           263         9,166
Property, plant and equipment, net                                        238       162,459       162,697
Other assets                                                            2,159        10,465        12,624
Regulatory assets                                                          --         3,317         3,317
                                                                      -------      --------      --------
         Total assets                                                 $27,559      $180,363      $207,922
                                                                      =======      ========      ========
LIABILITIES AND CONTRIBUTIONS IN AID OF CONSTRUCTION
Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage
      notes receivable                                                $12,952      $     --      $ 12,952
  Real estate                                                           4,568            --         4,568
  Utilities                                                                --        39,216        39,216
Accounts payable                                                          694         1,737         2,431
Accrued and other liabilities                                             448         7,630         8,078
Minority interest                                                          --         7,268         7,268
                                                                      -------      --------      --------
         Total liabilities                                             18,662        55,851        74,513
Contributions in aid of construction                                       --        61,582        61,582
                                                                      -------      --------      --------
         Total liabilities and contributions in aid of construction   $18,662      $117,433      $136,095
                                                                      =======      ========      ========

NOTE T - SUBSEQUENT EVENT

         Two subsidiaries of the Company are currently involved in continuing negotiations for the sale of the water and wastewater utility assets of Florida Cities Water Company and Poinciana Utilities Inc., which are located in the counties of Collier, Lee, Sarasota, Hillsborough, Osceola, Polk and Brevard, Florida, to a Governmental Utility Authority created by an interlocal agreement pursuant to Section 163.01(7), Florida Statutes. The anticipated purchase price will approximate $212,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         A.       Identification of Directors

                  The information called for in this item is incorporated by reference to Avatar's 1999 definitive proxy statement (under "Election of Directors") to be filed with the Securities and Exchange Commission on or before April 30, 1999.

         B.       Identification of Executive Officers

                  For information with respect to the executive officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.

         C.       Compliance with Section 16(a) of the Exchange Act

                  The information required by this item is incorporated by reference from Avatar's 1999 definitive proxy statement (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"), to be filed with the Securities and Exchange Commission on or before April 30, 1999.

Item 11.   Executive Compensation

         The information called for by this item is incorporated by reference to Avatar's 1999 definitive proxy statement (under the caption "Executive Compensation and Other Information") to be filed with the Securities and Exchange Commission on or before April 30, 1999.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to Avatar's 1999 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management") to be filed with the Securities and Exchange Commission on or before April 30, 1999.

Item 13.   Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to Avatar's 1999 definitive proxy statement (under the captions "Certain Relationships and Related Transactions") to be filed with the Securities and Exchange Commission on or before April 30, 1999.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

         FINANCIAL STATEMENTS AND SCHEDULES:

           See Item 8 "Financial Statements and Supplementary Data" on Page 33 of this report.

           SCHEDULES:

           II    -    Valuation and Qualifying Accounts

           Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

         EXHIBITS:

       3(a)* Certificate of Incorporation, as amended and restated May 28, 1998 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 1998).

       3(b)* By-laws, as amended and restated May 28, 1998 (previously filed as Exhibit 3(b) to the Form 10-Q for the quarter ended June 30, 1998).

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

      4(d) * Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (previously filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997).

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K - continued

      10(a)*(1)   Employment Agreement, dated as of June 15, 1992, by and
                  between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(c) to Form 10-K for the year ended
                  December 31, 1992).

      10(b)*(1)   Amendment to Employment Agreement, dated as of March 1,
                  1994, by and between Avatar Holdings Inc. and Edwin Jacobson
                  (previously filed as Exhibit 10(d) on Form 10-K for the year ended December 31, 1993).

      10(c)*(1)   Incentive Compensation Agreement, dated as of January 18,
                  1993 by and between Avatar Holdings Inc. and Dennis Getman
                  (previously filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 1993).

     10(d)*(1)    Incentive Compensation Agreement, dated as of September 9,
                  1993 by and between Avatar Holdings Inc. and Charles McNairy
                  (previously filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 1993).

      10(e)* Revolving Credit Agreement between Avatar Properties Inc. and BHF Bank dated November 30, 1993 (previously filed as
                  Exhibit 10(k) to the Form 10-K for the year ended December 31, 1993).

      10(f)*(1)   Employment Agreement, dated as of July 27, 1995, by and
                  between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(m) to Form 10-Q for the quarter ended
                  September 30, 1995).

      10(g)*(1)   Amendment to Employment Agreement, dated as of February 13,
                  1997, to Employment Agreement, dated as of June 15, 1992 (as amended as of March 1, 1994) and Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(f) to the
                  Form 10-K for the year ended December 31, 1996).

     10(h)*(1)    Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer
                  (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

      10(i)*(1)   Nonqualified Stock Option Agreement, dated as of February
                  13, 1997, by and between Avatar Holdings Inc. and Gerald D.
                  Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

      10(j)*(1)   Amendment to Employment Agreement, dated as of June 13,
                  1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson
                  (previously filed as Exhibit 10(i) to the Form 10-Q for the quarter ended June 30, 1997).

      10(k)*(1)   Avatar Holdings Inc. 1997 Incentive and Capital Accumulation
                  Plan (previously filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1997).

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K - continued

    10(l) Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

    10(m)(1) Success Fee Agreement, dated December 7, 1998, by and between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

    10(n)(1) Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels (filed herewith).

    10(o)(1) First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Jonathan Fels (filed herewith).

    10(p)(1) Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

    10(q)(1) Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy (filed herewith).

    10(r)(1) First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Michael Levy (filed herewith).

    10(s)(1) Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed herewith).

    10(t)(1) Employment Agreement, dated as of October 6, 1997, by and between Avatar Retirement Communities, Inc. and Michael S. Rubin (filed herewith).

    10(u)(1) First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Retirement Communities, Inc. and Michael S. Rubin (filed herewith).

    10(v)(1) Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (filed herewith).

    10(w)(1) Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed herewith).

    10(x)(1) Amendment to Employment Agreement, dated as of March 25, 1999, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (filed herewith).

     11         Computations of earnings per share (filed herewith).

     27         Financial Data Schedule (filed herewith).


---------------
   * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
  (1)  Employment and Compensation agreements.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             (Dollars in thousands)

                                                  Balance at             Charged to                                 Balance at
                                                  Beginning               Costs and                                    End of
                                                  of Period               Expenses             Deduction              Period
                                               -----------------     --------------------    ---------------     -----------------
Year ended December 31, 1998:
   Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                                  $15,659                  ($4,263)(1)           $864 (2)           $10,532
      Allowance for doubtful accounts                        --                      133                 -- (2)               133
      Market valuation account                               43                       --                 30 (3)                13
      Valuation allowance for deferred
        tax assets                                       51,000                    8,000                 --                59,000
                                               -----------------    --------------------     ---------------     -----------------
            Total                                       $66,702                   $3,870               $894               $69,678
                                               =================    ====================     ===============     =================

Year ended December 31, 1997:
   Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                                  $21,878                  ($3,998)(1)         $2,221 (2)           $15,659
      Allowance for doubtful accounts                       179                      160                339 (2)                --
      Market valuation account                              133                       --                 90 (3)                43
      Valuation allowance for deferred
        tax assets                                       41,000                   10,000                 --                51,000
                                               -----------------    --------------------     ---------------     -----------------
            Total                                       $63,190                   $6,162             $2,650               $66,702
                                               =================    ====================     ===============     =================

Year ended December 31, 1996
   Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                                  $27,589                 ($2,639) (1)         $3,072 (2)           $21,878
      Allowance for doubtful accounts                       146                      134                101 (2)               179
      Market valuation account                              696                       --                563 (3)               133
      Valuation allowance for deferred
        tax assets                                       42,000                  (1,000)                 --                41,000
                                               -----------------     --------------------    ---------------     -----------------
            Total                                       $70,431                 ($3,505)             $3,736               $63,190
                                               =================     ====================    ===============     =================

-----------------
    (1) (Credit) charge to operations as an (increase) decrease to revenues.
    (2) Uncollectible accounts written off.
    (3) Credited principally to interest income or allowance for doubtful accounts upon write-off of uncollectible accounts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AVATAR HOLDINGS INC.

         DATED: MARCH 25, 1999          By:  /s/ Charles L. McNairy
                                             ----------------------------------
                                                 Charles L. McNairy, Executive
                                                 Vice President and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         DATED: MARCH 25, 1999         By:  /s/ Gerald D. Kelfer
                                            ----------------------------------------------------
                                                Gerald D. Kelfer, Director, President,
                                                Vice Chairman of the Board of
                                                Directors, Chief Executive Officer and
                                                Executive Committee Member

         DATED: MARCH 25, 1999         By:  /s/ Lawrence R. Sherry
                                            ----------------------------------------------------
                                               Lawrence R. Sherry, Executive Vice
                                               President and Chief Financial Officer

         DATED: MARCH 25, 1999         By:  /s/ Michael P. Rama
                                            ----------------------------------------------------
                                               Michael P. Rama, Chief Accounting
                                               Officer

         DATED: MARCH 25, 1999         By:  /s/ Milton Dresner
                                            ----------------------------------------------------
                                               Milton Dresner,  Director and
                                               Audit Committee Member

         DATED: MARCH 25, 1999         By:  /s/ Edwin Jacobson
                                            ----------------------------------------------------
                                                Edwin Jacobson,  Director and
                                                Chairman of the Executive Committee

         DATED: MARCH 25, 1999         By:  /s/ Leon T. Kendall
                                            ----------------------------------------------------
                                                Leon T. Kendall,  Director and
                                                Chairman of the Audit Committee

         DATED: MARCH 25, 1999         By:  /s/ Leon Levy
                                            ----------------------------------------------------
                                                Leon Levy,  Chairman of the Board of
                                                Director and Executive Committee
                                                Member




         DATED: MARCH 25, 1999         By:  /s/ Martin Meyerson
                                            ----------------------------------------------------
                                                Martin Meyerson,  Director and
                                                Audit Committee Member

         DATED: MARCH 25, 1999         By:  /s/ Gernot H. Reiners
                                            ----------------------------------------------------
                                                 Gernot H. Reiners,  Director

         DATED: MARCH 25, 1999         By:  /s/ Kenneth T. Rosen
                                            ----------------------------------------------------
                                                Kenneth T. Rosen,  Director

         DATED: MARCH 25, 1999         By:  /s/ Fred Stanton Smith
                                            ----------------------------------------------------
                                                Fred Stanton Smith, Director, Executive
                                                Committee Member and Audit Committee Member

         DATED: MARCH 25, 1999         By:  /s/ Henry King Stanford
                                            ----------------------------------------------------
                                                Henry King Stanford,  Director

EXHIBIT INDEX

 * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
(1) Employment and Compensation agreements.




       3(a)* Certificate of Incorporation, as amended and restated May 28, 1998 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 1998).

       3(b)* By-laws, as amended and restated May 28, 1998 (previously filed as Exhibit 3(b) to the Form 10-Q for the quarter ended June 30, 1998).

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

       4(d)* Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (previously filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997).

      10(a)*(1)  Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1992).

      10(b)*(1)  Amendment to Employment Agreement, dated as of March 1,
                 1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(d) on Form 10-K for the year ended December 31, 1993).

    10(c)*(1)    Incentive Compensation Agreement, dated as of January 18,
                 1993 by and between Avatar Holdings Inc. and Dennis Getman
                 (previously filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 1993).

    10(d)*(1)    Incentive Compensation Agreement, dated as of September 9,
                 1993 by and between Avatar Holdings Inc. and Charles McNairy
                 (previously filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 1993).

    10(e)* Revolving Credit Agreement between Avatar Properties Inc. and BHF Bank dated November 30, 1993 (previously filed as
                 Exhibit 10(k) to the Form 10-K for the year ended December 31, 1993).

    10(f)*(1)  Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(m) to Form 10-Q for the quarter ended September 30, 1995).

    10(g)*(1)  Amendment to Employment Agreement, dated as of February 13,
               1997, to Employment Agreement, dated as of June 15, 1992 (as amended as of March 1, 1994) and Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(f) to the Form 10-K for the year ended December 31, 1996).

    10(h)*(1)  Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer
               (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

    10(i)*(1)  Nonqualified Stock Option Agreement, dated as of February
               13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

    10(j)*(1)  Amendment to Employment Agreement, dated as of June 13,
               1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(i) to the Form 10-Q for the quarter ended June 30, 1997).

    10(k)*(1)  Avatar Holdings Inc. 1997 Incentive and Capital Accumulation
               Plan (previously filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1997).

    10(l) Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

    10(m)(1) Success Fee Agreement, dated December 7, 1998, by and between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

    10(n)(1) Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels (filed herewith).

    10(o)(1) First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Jonathan Fels (filed herewith).

    10(p)(1) Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

    10(q)(1) Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy (filed herewith).

    10(r)(1) First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Michael Levy (filed herewith).

    10(s)(1) Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed herewith).

    10(t)(1) Employment Agreement, dated as of October 6, 1997, by and between Avatar Retirement Communities, Inc. and Michael S. Rubin (filed herewith).

    10(u)(1) First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Retirement
              Communities, Inc. and Michael S. Rubin (filed herewith).

    10(v)(1) Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (filed herewith).

    10(w)(1) Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed herewith).

    10(x)(1) Amendment to Employment Agreement, dated as of March 25, 1999, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (filed herewith).

     11        Computations of earnings per share (filed herewith).

     27         Financial Data Schedule (filed herewith).