Form 10-Q
period 1999-03-31
AVATAR HOLDINGS INC
filed 1999-05-14
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               --------------------------------------------------


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the quarterly period ended March 31, 1999

                                       or

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

                               201 Alhambra Circle
                           Coral Gables, Florida 33134
                                 (305) 442-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,170,102 shares of the Company's common stock ($1.00 par value) were outstanding as of April 30, 1999.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

       Consolidated Balance Sheets --
         March 31, 1999 and December 31, 1998 ........................       3

       Consolidated Statements of Operations --
         Three months ended  March 31, 1999 and 1998 .................       4

       Consolidated Statements of Cash Flows --
         Three months ended March 31, 1999 and 1998 ..................       5

       Notes to Consolidated Financial Statements ....................       7


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........      18


PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................      26


PART  I  --  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS



                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                                             March 31        December 31
                                                                               1999             1998
                                                                             ---------       ---------
ASSETS
Cash and cash equivalents                                                    $  23,100       $  32,521
Restricted cash                                                                  4,624           5,232
Contracts and mortgage notes receivable, net                                    11,806          13,737
Other receivables, net                                                           4,127           4,257
Land and other inventories                                                     171,901         170,555
Property, plant and equipment, net                                              26,362          26,366
Other assets                                                                    11,350          11,724
Deferred income taxes                                                              288              --
Assets of discontinued operations                                              207,105         208,599
                                                                             ---------       ---------

        Total Assets                                                         $ 460,663       $ 472,991
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                                                  $ 130,000       $ 130,000
  Notes, collateralized by contracts and mortgage notes receivable               7,435           9,060
  Real estate                                                                   16,798          18,493
Estimated development liability for sold land                                    8,527           8,671
Accounts payable                                                                 2,649           3,385
Accrued and other liabilities                                                   30,411          35,182
Deferred customer betterment fees                                               18,606          18,837
Liabilities of discontinued operations                                         134,577         137,106
                                                                             ---------       ---------

        Total Liabilities                                                      349,003         360,734


STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized:  15,500,000 shares
  Issued:  9,170,102 shares                                                      9,170           9,170
Additional paid-in capital                                                     151,422         151,422
Deficit                                                                        (48,932)        (48,335)
                                                                             ---------       ---------
  Total Stockholders' Equity                                                   111,660         112,257
                                                                             ---------       ---------

  Total Liabilities and Stockholders' Equity                                 $ 460,663       $ 472,991
                                                                             =========       =========



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                                 1999           1998
                                                              --------       --------
REVENUES
Real estate sales                                             $ 27,913       $ 21,293
Deferred gross profit                                            1,050          1,133
Interest income                                                    993          1,607
Other                                                              457            452
                                                              --------       --------
     Total revenues                                             30,413         24,485

EXPENSES
Real estate expenses                                            27,042         22,052
General and administrative expenses                              2,541          2,478
Interest expense                                                 2,714          3,477
Other                                                              316            290
                                                              --------       --------
     Total expenses                                             32,613         28,297
                                                              --------       --------

Loss from continuing operations before income taxes             (2,200)        (3,812)

Income tax benefit                                                (795)            --
                                                              --------       --------

Loss from continuing operations after income taxes              (1,405)        (3,812)

Discontinued operations:
     Income from discontinued operations
        less income tax expense of $507 for 1999
        and $0 for 1998                                            808          1,045

Extraordinary item:
    Loss on early extinguishment of debt,
         less income tax expense of $0                              --         (2,308)
                                                              --------       --------

Net loss                                                      $   (597)      $ (5,075)
                                                              ========       ========

Basic and Diluted EPS:

Loss from continuing operations after income taxes            $  (0.15)      $  (0.42)
Income from discontinued operations                           $   0.09       $   0.12
Loss from extraordinary item                                        --       $  (0.25)
Net loss                                                      $  (0.06)      $  (0.55)


See notes to consolidated financial statements

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars in Thousands)


                                                                             1999             1998
                                                                           ---------       ---------
OPERATING ACTIVITIES

Net loss                                                                   $    (597)      $  (5,075)
Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                                           872             795
         Loss on early extinguishment of debt                                     --           2,308
         Deferred gross profit                                                (1,050)         (1,133)
         Deferred income taxes                                                  (288)             --
         Cost of homesite sales not requiring cash                               561             367
         Changes in operating assets and liabilities:
            Restricted cash                                                      608            (230)
            Principal payments on contracts receivable                         2,958           1,947
            Receivables                                                           23           1,810
            Other receivables                                                    130          (1,352)
            Inventories                                                       (2,051)         (2,431)
            Other assets                                                          21            (519)
            Accounts payable and accrued and other liabilities                (5,738)         (2,652)
            Assets/liabilities from discontinued operations, net              (1,035)         (2,130)
                                                                           ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                                         (5,586)         (8,295)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                     (515)           (288)
                                                                           ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                           (515)           (288)

FINANCING ACTIVITIES
Proceeds from issuance of 7% Convertible Subordinated Notes                       --         115,000
Payment of financing fees                                                         --          (3,450)
Proceeds from revolving lines of credit and
     long-term borrowings                                                         52           5,713
Principal payments on revolving lines of credit and
     long-term borrowings                                                     (3,372)        (63,435)
                                                                           ---------       ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (3,320)         53,828
                                                                           ---------       ---------

(DECREASE) INCREASE IN CASH                                                   (9,421)         45,245

Cash and cash equivalents at beginning of period                              32,521           3,860
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  23,100       $  49,105
                                                                           =========       =========


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
               For the Three Months Ended March 31, 1999 and 1998
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:                                        1999        1998
                                                                            ------      ------
            Interest  - Continuing operations (net of amount
                          capitalized of $200 and $0
                          in 1999 and 1998, respectively)                   $4,296      $2,424
                                                                            ------      ------

            Interest - Discontinued operations (net of amount
                          capitalized of $33 and $20 in 1999
                          and 1998, respectively)                            1,240         483
                                                                            ======      ======



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                                              1999        1998
                                                                            ------      ------

     Contributions in aid of construction                                   $   --      $  552
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

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of March 31, 1999 and December 31, 1998, and the related consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1998 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1998 financial statement items have been reclassified to conform to the 1999 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 9,170,102 for three months ended March 31, 1999 and 1998, respectively. For computing earnings per share for the three months ended March 31, 1999, the conversion of the Notes and employee stock options were not assumed, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 1999 and 1998.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $4,624 and $5,232 as of March 31, 1999 and December 31, 1998, respectively. These balances are comprised primarily of housing deposits that will become available to the Company when the housing contracts close.

         Restricted cash from discontinued operations includes deposits of $136 and $198 for vacation ownership and $40 and $35 for Florida utilities operations as of March 31, 1999 and December 31, 1998, respectively. Vacation ownership deposits are deposits received from purchasers that are held in escrow until a certificate of occupancy is obtained or the legal rescission period has expired. Florida utilities deposits received are from water utilities customers.

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

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables is summarized as follows:

                                                 March 31    December 31
                                                   1999         1998
                                                 --------     ----------
Contracts and mortgage notes receivable           $22,022      $24,992
                                                  -------      -------
Less:

      Deferred gross profit                         9,346       10,532
      Other                                           870          723
                                                  -------      -------
                                                   10,216       11,255
                                                  -------      -------
                                                  $11,806      $13,737
                                                  =======      =======

LAND AND OTHER INVENTORIES

         Inventories consist of the following:

                                                         March 31     December 31
                                                           1999          1998
                                                         --------     -----------
Land developed and in process of development             $ 97,823      $100,414
Land held for future development or sale                   31,027        31,027
Dwelling units completed or under construction             42,582        38,590
Other                                                         469           524
                                                         --------      --------
                                                         $171,901      $170,555
                                                         ========      ========

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         As of March 31, 1999 and December 31, 1998, preferred stock outstanding of the Florida utilities (classified as Discontinued Operations) owned by minority interests is as follows:

                                       March 31   December 31
                                         1999        1998
                                        ------    -----------
9% Cumulative preferred stock           $3,600      $5,400
Other                                       74          72
                                        ------      ------
                                        $3,674      $5,472
                                        ======      ======


         The Florida utilities subsidiary's 9% cumulative preferred stock provides for redemption of a minimum of $1,800 of the preferred stock each year beginning in 1997. During each of the first quarters of 1999 and 1998, Avatar redeemed $1,800 of the preferred stock. Redemption of all outstanding shares shall occur no later than March 1, 2001.

         Charges to operations recorded as "Other Expenses" (see Discontinued Operations) relating to preferred stock dividends of subsidiaries amounted to $110 in 1999 and $150 in 1998.

NOTES, MORTGAGE NOTES AND OTHER DEBT

         On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were used to repay $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The proceeds from the issuance of the Notes have impacted the Company's liquidity and the remaining proceeds are being used to implement the development of the Company's new active adult communities, to expand its homebuilding operations, to reduce higher interest rate borrowings, to provide additional working capital and for other corporate purposes. The early extinguishment of the 8% and 9% Senior Debentures resulted in an extraordinary loss of $2,308 pertaining to the unamortized portion of discounts associated with these debentures.

INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of March 31, 1999 and December 31, 1998 are as follows:

                                                                                    1999           1998
                                                                                  --------       --------
Deferred income tax assets
        Net operating loss carry forward                                          $ 27,000       $ 27,000
        Tax over book basis of land inventory                                       32,000         31,000
        Unrecoverable land development costs                                         3,000          3,000
        Tax over book basis of depreciable assets                                    5,000          5,000
        Alternative minimum tax and investment tax credit carry-forward              4,000          4,000
        Attributable to Discontinued Operations                                      3,000          4,000
        Other                                                                          288          1,000
                                                                                  --------       --------
Total deferred income taxes                                                         74,288         75,000

        Valuation allowance for deferred income tax assets                         (59,000)       (59,000)
                                                                                  --------       --------
Deferred income tax assets after valuation allowance                                15,288         16,000

Deferred income tax liabilities
        Book over tax income recognized on homesite sales                           (1,000)        (2,000)
        Attributable to Discontinued Operations                                    (14,000)       (14,000)
                                                                                  --------       --------
Total deferred income tax liabilities                                              (15,000)       (16,000)
                                                                                  --------       --------
Net deferred income taxes                                                         $    288       $      0
                                                                                  ========       ========


         A reconciliation of income tax expense (credit) before discontinued operations to the expected income tax expense (credit) at the federal statutory rate of 35% for the three months ended March 31, 1999 and 1998 is as follows:

                                                                    1999         1998
                                                                  -------       -------
Income tax expense (credit) computed at statutory rate            $  (770)      $  (888)
Income tax effect of non-deductible dividends
     on preferred stock of subsidiary                                  39            51
State income tax (credit),  net of federal effect                     (74)          (96)
Other, net                                                             10           (67)
Change in valuation allowance on deferred tax assets                    0         1,000
                                                                  -------       -------
Provision (benefit) for income taxes                              $  (795)      $     0
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

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

         The Company is primarily engaged in real estate operations. The Company owns and develops land, primarily in various locations in Florida and Arizona. The Company's current and planned real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes); the development, leasing and management of improved commercial and industrial properties; operations of amenities and resorts; cable television operations; and property management services.

         The Company's utilities operations include the purification and distribution of water and the treatment and disposal of wastewater through plants in Florida and Arizona, as well as contract management services for affiliated and unaffiliated water and wastewater utilities. On April 15, 1999, two operating subsidiaries of the Company closed on the sale of the assets used in their Florida utilities operations (see Subsequent Events). Accordingly, the Company has classified the Florida utilities as a discontinued operation (see Discontinued Operations).

         The following table summarizes the Company's information for reportable segments for the three months ended March 31, 1999 and 1998:

                                        For the three months ended March 31
                                                 1999         1998
                                               -------      -------
REVENUES:
Segment revenues
     Residential development                   $21,947      $15,264
     Active adult                                   --           --
     Resorts                                     4,422        4,622
     Commercial and industrial                      --          107
     Rental, leasing, cable and
        other real estate operations             1,544        1,268
     All other                                     323          320
                                               -------      -------
                                                28,236       21,581

Unallocated revenues
     Deferred gross profit                       1,050        1,133
     Interest income                               993        1,607
     Other                                         134          164
                                               -------      -------
Total revenues                                 $30,413      $24,485
                                               =======      =======



                                                  For the three months ended March 31
                                                  -----------------------------------
                                                       1999               1998
                                                  -------------       ---------------
OPERATING INCOME (LOSS):
Segment operating income (loss)
     Residential development                          $   2,156       $     239
     Active adult                                          (401)           (175)
     Resorts                                                848             687
     Commercial and industrial                              (67)            (60)
     Rental, leasing, cable and
          other real estate operations                      333             330
     All other                                              (29)            (37)
                                                      ---------       ---------
                                                          2,840             984
     Unallocated income (expenses)
        Deferred gross profit                             1,050           1,133
        Interest income                                     993           1,607
        General and administrative expenses              (2,541)         (2,478)
        Interest expense                                 (2,346)         (2,855)
        Other                                            (2,196)         (2,203)
                                                      ---------       ---------
Loss from continuing operations                       $  (2,200)      $  (3,812)
                                                      =========       =========

ASSETS:                                                March 31       December 31
                                                         1999            1998
                                                      ---------       ---------
Segment assets
     Residential development                          $  85,907       $  87,795
     Active adult                                        21,150          19,710
     Resorts                                              8,803           9,318
     Commercial and industrial                           14,081          14,081
     Rental, leasing, cable and
        other real estate operations                     10,724          10,685
     Discontinued assets                                209,055         208,599
     Unallocated assets                                 110,943         122,803
                                                      ---------       ---------
Total assets                                          $ 460,663       $ 472,991
                                                      =========       =========


(a)   Avatar's businesses are primarily conducted in the United States.
(b) Identifiable assets by segment are those assets that are used in the operations of each segment.
(c) No significant part of the business is dependent upon a single customer or group of customers.
(d) Bulk land sales, Arizona utilities and the cost to carry land do not qualify individually as separate reportable segments and are included in all other.
(e) Included in segment profit/(loss) for 1999 is interest expense of $182, $38 and $148 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for 1998 is interest expense of $441, $40 and $141 from residential development, resorts and rental/leasing, respectively.

(f) Included in operating profit/(loss) for 1999 is depreciation expense of $57, $303, $118 and $41 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 1998 is depreciation expense of $66, $312, $103 and $86 from residential development, resorts, rental/leasing and unallocated corporate, respectively.

DISCONTINUED OPERATIONS

      During 1997, the Company developed a formal plan for the disposition of its timeshare business. During the second quarter of 1999, the Company entered into a contract for the sale of the timeshare operation; however, there is no assurance that the transaction will be consummated. Net assets and liabilities of the timeshare business have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         On April 15, 1999, two operating subsidiaries of the Company closed on the sale of the assets used in their Florida utilities operations. Net assets and liabilities of the Florida utilities operations have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows (see Subsequent Events).

         Consolidated operating results relating to the discontinued operations for the three months ended March 31, 1999 and 1998 are as follows:

                                                                           1999
                                                           -----------------------------------
                                                           Vacation       Florida
                                                           Ownership     Utilities      Total
                                                           ---------     ---------     -------
REVENUES

Real estate sales                                           $ 2,384       $    --      $ 2,384
Utilities revenues                                               --         9,476        9,476
Interest income                                                 811            --          811
Other                                                           254            22          276
                                                            -------       -------      -------
     Total revenues                                           3,449         9,498       12,947

EXPENSES

Real estate expenses                                          3,020            --        3,020
Utilities expenses                                               --         7,113        7,113
Interest expense                                                649           740        1,389
Minority interest                                                --           110          110
                                                            -------       -------      -------
     Total expenses                                           3,669         7,963       11,632
                                                            -------       -------      -------
Income (loss) from discontinued operations before
  income taxes                                                 (220)        1,535        1,315
Income tax expense (benefit)                                    (85)          592          507
                                                            -------       -------      -------
Net (loss) income from discontinued operations              $  (135)      $   943      $   808
                                                            =======       =======      =======


                                                                        1998
                                                        ------------------------------------
                                                        Vacation      Florida
                                                        Ownership     Utilities       Total
                                                        ---------     ---------      -------
REVENUES

Real estate sales                                        $ 2,116       $    --       $ 2,116
Utilities revenues                                            --         8,565         8,565
Interest income                                              599            --           599
Other                                                        242           (29)          213
                                                         -------       -------       -------
     Total revenues                                        2,957         8,536        11,493

EXPENSES
Real estate expenses                                       2,563            --         2,563
Utilities expenses                                            --         6,395         6,395
Interest expense                                             549           791         1,340
Minority interest                                             --           150           150
                                                         -------       -------       -------
     Total expenses                                        3,112         7,336        10,448
                                                         -------       -------       -------
Net (loss) income from discontinued operations           $  (155)      $ 1,200       $ 1,045
                                                         =======       =======       =======



         The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998 are as follows:

                                                                          As of March 31, 1999
                                                               ----------------------------------------
                                                               Vacation        Florida
                                                               Ownership       Utilities        Total
                                                               ---------       ---------      ---------
ASSETS

Cash and cash equivalents                                      $      70       $     887      $     957
Restricted cash                                                      136              40            176
Contracts and mortgage notes receivable, net                      22,766              --         22,766
Other receivables, net                                               123           4,277          4,400
Land and other inventories                                         6,958             261          7,219
Property, plant and equipment, net                                   173         163,375        163,548
Other assets                                                       1,846           9,872         11,718
Regulatory assets                                                     --           2,721          2,721
Reserve for estimated loss on disposal                            (6,400)             --         (6,400)
                                                               ---------       ---------      ---------
         Total assets                                          $  25,672       $ 181,433      $ 207,105
                                                               =========       =========      =========

LIABILITIES AND CONTRIBUTIONS IN AID OF CONSTRUCTION

Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage
      notes receivable                                         $  18,478       $      --      $  18,478
   Real estate                                                     3,233              --          3,233
   Utilities                                                          --          37,450         37,450
Accounts payable                                                      94           1,967          2,061
Accrued and other liabilities                                        231           9,087          9,318
Minority interest                                                     --           3,674          3,674
                                                               ---------       ---------      ---------
         Total liabilities                                        22,036          52,178         74,214
Contributions in aid of construction                                  --          60,363         60,363
                                                               ---------       ---------      ---------
         Total liabilities & contributions in
             aid of construction                               $  22,036       $ 112,541      $ 134,577
                                                               =========       =========      =========



                                                                      As of December 31, 1998
                                                               ----------------------------------------
                                                               Vacation         Florida
                                                               Ownership       Utilities        Total
                                                               ---------       ---------      ---------
ASSETS

Cash and cash equivalents                                      $      32       $     471      $     503
Restricted cash                                                      198              35            233
Contracts and mortgage notes receivable, net                      22,861              --         22,861
Other receivables, net                                               319           3,959          4,278
Land and other inventories                                         7,357             256          7,613
Property, plant and equipment, net                                   196         164,751        164,947
Other assets                                                       1,916           9,812         11,728
Regulatory assets                                                     --           2,836          2,836
Reserve for estimated loss on disposal                            (6,400)             --         (6,400)
                                                               ---------       ---------      ---------
          Total assets                                         $  26,479       $ 182,120      $ 208,599
                                                               =========       =========      =========

LIABILITIES AND CONTRIBUTIONS IN AID OF CONSTRUCTION

Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage
      notes receivable                                         $  18,298       $      --      $  18,298
  Real estate                                                      3,647              --          3,647
  Utilities                                                           --          39,219         39,219
Accounts payable                                                      38           1,171          1,209
Accrued and other liabilities                                        266           8,374          8,640
Minority interest                                                     --           5,472          5,472
                                                               ---------       ---------      ---------
         Total liabilities                                        22,249          54,236         76,485
Contributions in aid of construction                                  --          60,621         60,621
                                                               ---------       ---------      ---------
         Total liabilities & contributions
           in aid of construction                              $  22,249       $ 114,857      $ 137,106
                                                               =========       =========      =========


SUBSEQUENT EVENTS

         On April 15, 1999, Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar Utilities Inc., a wholly-owned subsidiary of Avatar Holdings Inc., that own and operate water and wastewater utilities located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida, closed on the sale of substantially all of their assets used in the Florida utilities operations to The Florida Governmental Utility Authority for a cash sales price of $208,619, subject to certain adjustments. For purposes of the transaction, certain of the counties organized The Florida Governmental Utility Authority. The Florida Governmental Utility Authority obtained the financing for the acquisition through the issuance of municipal bonds. Avatar's contract management services subsidiary has entered into agreements to provide operation and maintenance services as well as billing and customer services for each of the water and wastewater systems. These agreements have initial terms ranging from 14 months to five years.

         The following unaudited pro forma condensed consolidated balance sheet of the Company gives effect to the sale of substantially all of the assets used in the Florida utilities operations as if it had occurred on March 31, 1999. For the three months ended March 31, 1999, the Company's consolidated statement of operations presents the Florida utilities operations as discontinued. The gain on the sale transaction will be classified in the Company's consolidated statement of operations during the six months ended June 30, 1999 as a gain from the sale of discontinued operations. Consequently, the sale transaction will have no effect on the Company's loss from continuing operations or loss per share from continuing operations, and accordingly, no pro forma condensed consolidated statement of operations is presented herein.

                                                              March 31,      Florida           March 31,
                                                                1999        Utilities            1999
                                                            As Reported    Disposition         Pro Forma
                                                            -----------    -----------         ---------
ASSETS

Cash and cash equivalents                                    $  23,100      $ 139,249 (a)      $ 162,349
Restricted cash                                                  4,624             --              4,624
Contracts and mortgage notes receivable, net                    11,806             --             11,806
Other receivables, net                                           4,127             --              4,127
Land and other inventories                                     171,901          3,965 (d)        175,866
Property, plant and equipment, net                              26,362         (2,787)(d)         23,575
Other assets                                                    11,350          2,852 (d)         14,202
Deferred income taxes                                              288         14,071 (e)         14,359
Assets of discontinued operations                              207,105       (166,682)(b)         40,423
                                                             ---------      ---------          ---------
        Total Assets                                         $ 460,663      $  (9,332)         $ 451,331
                                                             =========      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                                  $ 130,000      $ (15,000)(a)      $ 115,000
  Notes, collateralized by contracts and mortgage
     notes receivable                                            7,435             --              7,435
  Real estate                                                   16,798             --             16,798
Estimated development liability for sold land                    8,527          8,525 (d)         17,052
Accounts payable                                                 2,649             --              2,649
Accrued and other liabilities                                   30,411          1,000 (d)         31,411
Deferred customer betterment fees                               18,606        (18,597)(d)              9
Income taxes payable                                                --         14,359 (e)         14,359
Liabilities of discontinued operations                         134,577       (102,040)(c)         32,537
                                                             ---------      ---------          ---------

        Total Liabilities                                      349,003       (111,753)           237,250

Stockholders' equity, net                                      111,660        102,421            214,081
                                                             ---------      ---------          ---------

  Total Liabilities and Stockholders' Equity                 $ 460,663      $  (9,332)         $ 451,331
                                                             =========      =========          =========




The pro forma adjustments to the pro forma condensed consolidated balance sheet as of March 31, 1999 are as follows:

(a) To record the estimated proceeds from the sale transaction and the anticipated use of proceeds therefrom:

      Total cash proceeds from sale                              $ 208,619
      Transaction expenses related to the sale                      (1,568)
      Contingent proceeds remaining in escrow                       (2,900)
      Repayment of utilities loans and preferred stock             (42,041)
      Repayment of bank credit line                                (15,000)
      Cash included in discontinued operations
            for payment of utilities liabilities                    (7,861)
                                                                 ---------
      Net cash                                                   $ 139,249
                                                                 =========

(b) To record the disposal of the Florida utilities assets as a result of this sale transaction.

(c) To record the effect on the liabilities of discontinued operations as it relates to the disposal of the assets used in the Florida utilities operations:

     Repayment of utilities loans and preferred stock           $(42,041)
     Extinguishment of CIAC                                      (60,105)
     Change in accruals of utilities liabilities                     106
                                                                --------
                                                               $(102,040)
                                                                ========

     Contributions in aid of construction (CIAC) are advances from real estate developers and other direct contributions for plant construction.

(d) Adjustments to the basis of assets sold and retained that were applicable to utilities operations and the accrual of liabilities as a result of this sale transaction.

(e) Reflects the effect of deferred tax assets and current tax liabilities as a result of this sale transaction.

     On May 5, 1999, Avatar Properties Inc., a wholly-owned subsidiary of the Avatar Holdings Inc., entered into a contract for the sale of substantially all of its real estate assets located in Cape Coral, Florida. Assuming substantially all of the Cape Coral assets are sold, it is anticipated that the purchase price will approximate $45,000, subject to certain adjustments and customary closing conditions. Avatar will retain a 692-acre site in northeast Cape Coral for potential future inclusion in its active adult community development operations, as well as its homebuilding operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Operations for the three month period ended March 31, 1999 resulted in a net loss of $597 or $0.06 per share, compared to a net loss of $5,075 or $0.55 per share for the same period of 1998. The increase in operating results for the three months was primarily attributable to an increase in real estate operating results, a decrease in interest expense and an extraordinary loss on the early extinguisnment of debt recorded during the first quarter of 1998. The increase in operating results was partially offset by a decrease in interest income.

         Avatar's real estate revenues for the three months ended March 31, 1999 increased $6,620 or 31.1%, while the real estate expenses increased by $4,990 or 22.6% when compared to the same period of 1998. The increase in real estate revenues for the three months ended March 31, 1999 is generally a result of increased residential homebuilding revenues. The increase in real estate expenses for the three month period ended March 31, 1999, when compared to the same period of 1998, is generally a result of related costs associated with the increased sales volume. Operating profits for residential homebuilding increased for the three months ended March 31, 1999 when compared to the same period of 1998 due to the increased closings of higher-margin product at Harbor Islands.

         Data from homebuilding operations for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                              Three Months
                                           1999         1998
                                         -------      -------
UNITS CLOSED
  Number of units                            111          110
  Aggregate dollar volume                $21,749      $14,931
  Average price per unit                    $196         $136

UNITS SOLD, NET
  Number of units                            153          135
  Aggregate dollar volume                $29,925      $21,408
  Average price per unit                    $196         $159

BACKLOG                                        March 31,
                                           1999         1998
                                         -------      -------
  Number of units                            439          401
  Aggregate dollar volume                $92,887      $63,520
  Average price per unit                    $212         $158


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         Data from the national and international retail land sales programs, terminated in the second quarter of 1996, are as follows:

                                                                            March 31,
                                                                        1999          1998
                                                                     --------       --------
RETAIL LAND SALES OPERATIONS DATA

  Deferred gross profit                                              $  1,050       $  1,133
  Interest income                                                         549          1,213
  Loss on contract cancellations                                          (71)           (52)
  Contract servicing expense                                             (134)          (189)
  Interest expense                                                       (111)          (567)

BALANCE SHEET DATA

  Contracts and mortgage notes receivable, net                         11,806         21,695
  Debt collateralized by contracts and mortgage receivable              7,435         15,220


Contract servicing expense and loss on contract cancellations are included under the caption "Real estate expenses" on the consolidated statements of operations.

         Interest income for the three months ended March 31, 1999 decreased $614 or 38.2%, compared to the same period in 1998. The decrease is primarily attributable to lower interest income earned from the proceeds invested from the 7% Convertible Subordinated Notes issued February 2, 1998. In addition, the decrease in interest income was due to lower average aggregate balances of the Company's contract and mortgage notes receivable portfolio, caused by collections and cancellations.

         Interest expense for the three months ended March 31, 1999 decreased $763 or 21.9%, compared to the same period in 1998. The decrease is primarily attributable to a reduction of the real estate and notes collateralized by contracts and mortgage notes receivable outstanding debt.

         For the three months ended March 31, 1998, the Company recorded a $2,308 extraordinary loss due to the early extinguishment of the $33,000 aggregate principal amount of 8% and 9% Senior Debentures due 2000. The extraordinary loss resulted from the unamortized portion of the discounts associated with the $33,000 aggregate principal amount of 8% and 9% Senior Debentures due 2000 written off upon extinguishment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED


RESULTS OF OPERATIONS - CONTINUED

         Income (loss) from discontinued operations before income taxes (vacation ownership and Florida utilities operations) for the three months ended March 31, 1999 increased $270 or 25.8% compared to the same period of 1998. Loss before income taxes from the vacation ownership operations increased $65 in 1999 when compared to 1998. The decrease in operating results in 1999 when compared to 1998 is due to changes in product mix as compared to 1998. Income (loss) before taxes from the Florida utilities operations increased $335 in 1999 when compared to 1998. The increase in Florida utilities operations for 1999 is a result of customer growth and increased contract management operations.

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, management began implementing its current real estate business strategy to capitalize on the Company's distinct competitive advantages and emphasize higher profit margin businesses. The Company intends to concentrate on development and management of active adult and other planned communities, construction of custom and semi-custom homes, and development and acquisition of commercial and industrial properties. The Company does not anticipate that its real estate business strategy will achieve or sustain profitability or positive cash flow until the year 2000 or later. The Company's primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult communities, homebuilding construction in process, infrastructure for roads, water and wastewater utilities, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land. The Company expects to fund its operations and capital requirements through a combination of cash, operating cash flows and external borrowings.

         On April 15, 1999, Florida Cities Water Company and Ponciana Utilities, Inc., two operating susidiaries of Avatar Utilities, Inc., a wholly owned subsidiary of Avatar Holdings Inc., that owns and operates water and wastewater utilities located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida closed on the sale of the assets used in their Florida Utilities operations. The cash sales price is approximately $208,619, subject to certain adjustments. The available net cash proceeds from the sale will be approximately $139,249 after the payment of indebtedness, certain other liabilities and expenses and the redemption of the preferred stock.

     On May 5, 1999, Avatar Properties Inc., a wholly-owned subsidiary of Avatar Holdings Inc., entered into a contract for the sale of substantially all of its real estate assets located in Cape Coral, Florida. Assuming substantially all of the Cape Coral assets are sold, it is anticipated that the purchase price will approximate $45,000, subject to certain adjustments and customary closing conditions. Upon consummation of the transaction, the pre-tax net cash proceeds from the sale will approximate $37,000 after payment of associated indebtedness and expenses of the transaction. Avatar will retain a 692-acre site in northeast Cape Coral for potential future inclusion in its active adult community development operations, as well as its homebuilding operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

         For the three months ended March 31, 1999, net cash used in operating activities amounted to $5,586 as a result of an increase in inventories, which included expenditures from land development and housing operations of $2,051, and a decrease in accounts payable and accrued and other liabilities of $5,738, partially offset by principal payments collected on contract receivables of $2,958. Net cash used in investing activities of $515 resulted primarily from investments in property, plant and equipment. Net cash used in financing activities of $3,320 resulted primarily from repayment of $3,372 in land development and construction loans.

         For the three months ended March 31, 1998, net cash used in operating activities amounted to $8,295 as a result of an increase in inventories, which included expenditures from land development and housing operations of $2,431, and a decrease in accounts payable and accrued and other liabilities of $2,652, partially offset by principal payments collected on contract receivables of $1,947. Net cash used in investing activities of $288 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $53,828 resulted primarily from proceeds of $111,550 from the 7% Convertible Subordinated Notes after repayment of $33,000 aggregate principal amount of the 8% and 9% Senior Debentures due 2000 and $31,289 in land development and construction loans.

         At March 31, 1999, the Company's secured real estate lines of credit, exclusive of timeshare credit facilities, amounted to $7,435, all of which were fully utilized. These real estate lines were secured by contracts and mortgage receivables aggregating $8,092; however, during the second quarter of 1999 these lines of credit were repaid. Corporate secured lines of credit were $20,000 at March 31, 1999, the unused and available portions were $5,000; however, during the second quarter of 1999 these lines of credit were repaid.

         At March 31, 1999, utilities unsecured lines of credit were $15,000 and the unused and available portion was $14,050. The utilities lines were repaid during the second quarter of 1999 in conjunction with the sale of Florida Utilities (see Notes to Consolidated Financial Statements Subsequent Events).

         On April 26, 1999, Avatar's Board of Directors authorized the expenditure of up to $15,000 to purchase from time to time shares of its common stock and/or its 7% Convertible Subordinated Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors.

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

         As of March 31, 1999 all critical hardware and software systems utilized by the Company have been tested and/or verified as either Year 2000 compliant or appropriate remediation was taken or will be taken to effect compliance. Certain non-critical software systems were determined not to be Year 2000 compliant and have been or will be modified or converted to compliant systems. Systems utilized by the Company's utilities subsidiaries were not compliant, and during the 1997 fiscal year financial systems were converted to compliant systems previously in use by the Company. Conversion of additional non-critical systems is in process. Meter reading devices used by the Company's utilities subsidiaries include certain embedded systems that may fail; however, such failure would be immaterial as billing for utilities services can be estimated based on historical usage pending necessary remediation or replacement. Testing systems utilized to verify compliance include the posting to the systems of the date of January 1, 2000 as though the date were effective. The Company has tested all critical IT and non-IT systems as of March 31, 1999. Any necessary additional modifications or replacement

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

YEAR 2000 - CONTINUED

are expected to be completed by the end of the second quarter of 1999 and offsite testing of critical systems is expected to be conducted by the end of the second quarter of 1999 in conjunction with the Company's standard testing of its business recovery program.

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

YEAR 2000 - CONTINUED

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) - CONTINUED


FORWARD-LOOKING STATEMENTS

          Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of the Company's new business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to the Company's regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; the Company's access to future financing; competition; changes in, or the failure or inability of the Company to comply with, government regulations; the ability of the Company and third parties to address Year 2000 issues adequately; and such other factors as are described in greater detail in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II -- OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         27   Financial Data Schedule (filed herewith)

   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AVATAR HOLDINGS INC.

Date:  May 14, 1999               By: /s/ Lawrence R. Sherry
       -------------------            -----------------------------------------
                                      Lawrence R. Sherry
                                      Executive Vice President and
                                      Chief Financial Officer



Date:  May 14, 1999               By: /s/ Charles L. McNairy
       -------------------            -----------------------------------------
                                      Charles L. McNairy
                                      Executive Vice President and Treasurer



Date:  May 14, 1999               By: /s/ Michael P. Rama
       -------------------            -----------------------------------------
                                      Michael P. Rama
                                      Chief Accounting Officer