Form 10-Q
period 1999-06-30
AVATAR HOLDINGS INC
filed 1999-08-13
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to ________


                                   ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,138,038 shares of the Company's common stock ($1.00 par value) were outstanding as of July 31, 1999.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

       Consolidated Balance Sheets --
         June 30, 1999 and December 31, 1998 ..............................       3

       Consolidated Statements of Operations --
         Six months and three months ended June 30, 1999 and 1998 .........       4

       Consolidated Statements of Cash Flows --
         Six months ended June 30, 1999 and 1998 ..........................       5

       Notes to Consolidated Financial Statements .........................       7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS .........      16


PART II. OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........      24

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................      25



PART  I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         June 30,      December 31,
                                                                          1999            1998
                                                                        ---------      -----------
ASSETS
Cash and cash equivalents                                               $ 173,427       $  32,521
Restricted cash                                                             5,857           5,232
Contracts and mortgage notes receivable, net                                9,830          13,737
Other receivables, net                                                      3,800           4,257
Land and other inventories                                                154,103         170,555
Property, plant and equipment, net                                         20,099          26,366
Other assets                                                               14,760          11,724
Deferred income taxes                                                       6,261              --
Assets of discontinued operations                                          40,106         208,599
                                                                        ---------       ---------
        Total Assets                                                    $ 428,243       $ 472,991
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                                             $ 112,367       $ 130,000
  Notes, collateralized by contracts and mortgage notes receivable             --           9,060
  Real estate                                                               2,984          18,493
Estimated development liability for sold land                              16,173           8,671
Accounts payable                                                            2,926           3,385
Accrued and other liabilities                                              35,143          35,182
Income taxes  payable                                                      11,450              --
Deferred customer betterment fees                                              --          18,837
Liabilities of discontinued operations                                     33,833         137,106
                                                                        ---------       ---------

        Total Liabilities                                                 214,876         360,734

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized:  15,500,000 shares
  Issued:  9,170,102 shares                                                 9,170           9,170
Additional paid-in capital                                                155,618         151,422
Retained earnings (deficit)                                                49,059         (48,335)
                                                                        ---------       ---------
                                                                          213,847         112,257
Treasury stock, at cost, 25,464 shares                                       (480)             --
                                                                        ---------       ---------
        Total Stockholders' Equity                                        213,367         112,257
                                                                        ---------       ---------
        Total Liabilities and Stockholders' Equity                      $ 428,243       $ 472,991
                                                                        =========       =========




See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Six and Three months ended June 30, 1999 and 1998
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                                      ------------------------       -----------------------
                                                                             Six Months                     Three Months
                                                                      ------------------------       -----------------------
                                                                        1999            1998           1999           1998
                                                                      ---------       --------       --------       --------
REVENUES
Real estate sales                                                     $ 100,970       $ 46,021       $ 73,057       $ 24,728
Deferred gross profit                                                     2,015          2,280            965          1,147
Interest income                                                           3,000          3,069          2,007          1,462
Other                                                                     1,007            946            550            494
                                                                      ---------       --------       --------       --------
     Total revenues                                                     106,992         52,316         76,579         27,831

EXPENSES
Real estate expenses                                                     90,524         47,451         63,482         25,399
General and administrative expenses                                       5,430          5,142          2,889          2,664
Interest expense                                                          5,301          6,745          2,587          3,268
Other                                                                       637            644            321            354
                                                                      ---------       --------       --------       --------
     Total expenses                                                     101,892         59,982         69,279         31,685
                                                                      ---------       --------       --------       --------

Income (loss) from continuing operations before income taxes              5,100         (7,666)         7,300         (3,854)
Income tax expense                                                        1,978             --          2,773             --
                                                                      ---------       --------       --------       --------
Income (loss) from continuing operations after income taxes               3,122         (7,666)         4,527         (3,854)
Discontinued operations:
   Income (loss) from discontinued operations less income tax expense of $571 and $64 for the six and three
       months ended 1999 and $0 for 1998                                    671          2,653           (137)         1,608
   Gain on sale of discontinued operations less income tax
       expense of $7,653 for the six and three months ended 1999         94,934             --         94,934             --
   Estimated loss on disposal, less income tax benefit of $817
       for the six and three months ended 1999 and $0 for 1998           (1,333)        (2,000)        (1,333)        (2,000)

Extraordinary item:
    Loss on early extinguishment of debt,
         less income tax expense of $0                                       --         (2,308)            --             --
                                                                      ---------       --------       --------       --------
Net income (loss)                                                     $  97,394       $ (9,321)      $ 97,991       $ (4,246)
                                                                      =========       ========       ========       ========


BASIC AND DILUTED EPS:

Income (loss) from continuing operations after income taxes           $    0.34       $  (0.84)      $   0.49       $  (0.42)
Income (loss) from discontinued operations                            $    0.07       $   0.29       $  (0.01)      $   0.18
Gain on sale of discontinued operations                               $   10.36             --       $  10.36             --
Estimated loss on disposal                                            $   (0.15)      $  (0.22)      $  (0.15)      $  (0.22)
Loss from extraordinary item                                                 --       $  (0.25)            --             --
Net income (loss)                                                     $   10.62       $  (1.02)      $  10.69       $  (0.46)



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                 For the Six months ended June 30, 1999 and 1998
                             (Dollars in Thousands)

                                                                                 1999            1998
                                                                              ---------       ---------
OPERATING ACTIVITIES
Net income (loss)                                                             $  97,394       $  (9,321)
Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                            1,780           1,626
         Gain on sale of Florida Utilities assets                               (94,934)             --
         Gain on sale of  Cape Coral assets                                      (7,024)             --
         Loss on early extinguishment of debt                                        --           2,308
         Estimated loss on disposal of discontinued operations                    1,333           2,000
         Deferred gross profit                                                   (2,015)         (2,280)
         Deferred income taxes                                                   (6,261)             --
         Cost of homesite sales not requiring cash                                1,234             877
         Changes in operating assets and liabilities:
            Restricted cash                                                        (625)         (1,260)
            Principal payments on contracts receivable                            5,066           5,656
            Receivables                                                             856           1,988
            Other receivables                                                       415          (1,541)
            Inventories                                                          (1,618)         (7,147)
            Other assets                                                            283          (4,717)
            Income taxes payable                                                 11,450              --
            Accounts payable and accrued and other liabilities                  (17,854)          1,919
            Assets/liabilities from discontinued operations, net                 (5,250)         (5,996)
                                                                              ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                           (15,770)        (15,888)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                      (6,712)           (348)
Net proceeds from sale of Florida Utilities assets                              164,071              --
Net proceeds from sale of Cape Coral assets                                      37,588              --
                                                                              ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             194,947            (348)

FINANCING ACTIVITIES
Proceeds from issuance of 7% Convertible Subordinated Notes                          --         115,000
Payment of financing fees                                                            --          (3,450)
Proceeds from revolving lines of credit and long-term borrowings                    109           8,802
Principal payments on revolving lines of credit and long-term borrowings        (35,267)        (66,568)
Repurchase of 7% Convertible Subordinated Notes                                  (2,633)             --
Purchase of treasury stock                                                         (480)             --
                                                                              ---------       ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (38,271)         53,784
                                                                              ---------       ---------

INCREASE IN CASH                                                                140,906          37,548

Cash and cash equivalents at beginning of period                                 32,521           3,860
                                                                              ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 173,427       $  41,408
                                                                              =========       =========


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
                For the Six months ended June 30, 1999 and 1998
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:                                  1999        1998
                                                                     ------      ------

            Interest  - Continuing operations (net of amount
                           capitalized of $234 and $1,480
                           in 1999 and 1998, respectively)           $4,632      $3,979
                                                                     ======      ======
            Interest - Discontinued operations (net of amount
                           capitalized of $33 and $109 in
                           and 1998, respectively                    $2,361      $2,237
                                                                     ======      ======



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

                                                                       1999        1998
                                                                     ------      ------

     Contributions in aid of construction                            $   --      $1,253
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



                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of June 30, 1999 and December 31, 1998, and the related consolidated statements of operations for the six month and three month periods ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1998 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1998 financial statement items have been reclassified to conform to the 1999 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 9,166,675 and 9,163,286 for the six and three months ended June 30, 1999, respectively and 9,170,102 for the six and three months ended June 30, 1998. For computing earnings per share for the six and three months ended June 30, 1999 and 1998, the conversion of the Notes and employee stock options were not assumed, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 1999 and 1998.

REPURCHASE OF COMMON STOCK AND NOTES

         On April 26, 1999, Avatar's Board of Directors authorized the expenditure of up to $15,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. During the second quarter of 1999, the Company repurchased $2,633 principal amount of the Notes and $480 of its common stock.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $5,857 and $5,232 as of June 30, 1999 and December 31, 1998, respectively. These balances are comprised primarily of housing deposits that will become available to the Company when the housing contracts close.

         Restricted cash from discontinued operations includes deposits of $185 and $198 for vacation ownership and $0 and $35 for Florida utilities operations as of June 30, 1999 and December 31, 1998, respectively. Vacation ownership deposits are deposits received from purchasers that are held in escrow until a certificate of occupancy is obtained or the legal rescission period has expired.

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

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:

                                             June 30,   December 31,
                                               1999         1998
                                             -------    ------------

Contracts and mortgage notes receivable      $19,690      $24,992
                                             -------      -------
Less:

      Deferred gross profit                    8,345       10,532
      Other                                    1,515          723
                                             -------      -------
                                               9,860       11,255
                                             -------      -------
                                             $ 9,830      $13,737
                                             =======      =======

LAND AND OTHER INVENTORIES

         Inventories consist of the following:

                                                    June 30,     December 31,
                                                      1999          1998
                                                    --------     -----------

Land developed and in process of development        $ 83,705      $100,414
Land held for future development or sale              31,027        31,027
Dwelling units completed or under construction        38,662        38,590
Other                                                    709           524
                                                    --------      --------
                                                    $154,103      $170,555
                                                    ========      ========

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         As of June 30, 1999 and December 31, 1998, preferred stock outstanding of the Florida utilities (classified as Discontinued Operations) owned by minority interests is as follows:

                                   June 30,  December 31,
                                    1999        1998
                                   ------    -----------

9% Cumulative preferred stock      $   --      $5,400
Other                                 250          72
                                   ------      ------
                                   $  250      $5,472
                                   ======      ======

         The Florida utilities subsidiary's 9% cumulative preferred stock provides for redemption of a minimum of $1,800 of the preferred stock each year beginning in 1997. During each of the first quarters of 1999 and 1998, Avatar redeemed $1,800 of the preferred stock. In addition during the second quarter of 1999 and after the sale of Florida Utilities, the remaining $3,600 of preferred stock was redeemed.

         Charges to operations recorded as "Other Expenses" (See Discontinued Operations) relating to preferred stock dividends of subsidiaries amounted to $438 in 1999 and $274 in 1998.

NOTES, MORTGAGE NOTES AND OTHER DEBT

         On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were, in part, used to repay $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The early extinguishment of the 8% and 9% Senior Debentures resulted in an extraordinary loss of $2,308 pertaining to the unamortized portion of discounts associated with these debentures. During 1999, the Company repurchased $2,633 principal amount of the Notes.

INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of June 30, 1999 and December 31, 1998 are as follows:

                                                                               1999            1998
                                                                             --------       --------
Deferred income tax assets
        Net operating loss carry-forward                                     $     --       $ 27,000
        Tax over book basis of land inventory                                  29,000         31,000
        Unrecoverable land development costs                                    3,000          3,000
        Tax over book basis of depreciable assets                               5,000          5,000
        Alternative minimum tax and investment tax credit carry-forward            --          4,000
        Attributable to Discontinued Operations                                 4,000          4,000
        Other                                                                   2,261          1,000
                                                                             --------       --------
Total deferred income taxes                                                    43,261         75,000

        Valuation allowance for deferred income tax assets                    (29,000)       (59,000)
                                                                             --------       --------
Deferred income tax assets after valuation allowance                           14,261         16,000

Deferred income tax liabilities
        Book over tax income recognized on home-site sales                     (1,000)        (2,000)
        Attributable to Discontinued Operations                                (7,000)       (14,000)
                                                                             --------       --------
Total deferred income tax liabilities                                          (8,000)       (16,000)
                                                                             --------       --------
Net deferred income taxes                                                    $  6,261       $      0
                                                                             ========       ========

         A reconciliation of income tax expense before discontinued operations to the expected income tax expense (credit) at the federal statutory rate of 35% and 34% for the six months ended June 30, 1999 and 1998 is as follows:

                                                             1999         1998
                                                            ------      -------
Income tax expense (credit) computed at statutory rate      $1,785      $(1,656)
State income tax (credit), net of federal effect               183         (179)
Other, net                                                      10         (165)
Change in valuation allowance on deferred tax assets            --        2,000
                                                            ------      -------
Provision for income taxes                                  $1,978      $     0
                                                            ======      =======


         In 1999, $4,196 was credited to additional paid-in capital representing the benefit of utilizing deferred income tax assets which were generated in prior years.

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

          Prior to April 15, 1999, the Company's utilities operations included the purification and distribution of water and the treatment and disposal of wastewater through plants in Florida and Arizona. On April 15, 1999, two operating subsidiaries of the Company closed on the sale of the assets used in their Florida utilities operations (See Discontinued Operations), subsequent to which the Company expanded its contract management operations to include the purification and distribution of water and the treatment and disposal of wastewater for unaffiliated public and private utilities.

         The following table summarizes the Company's information for reportable segments for the six and three months ended June 30, 1999 and 1998:

                                                Six Months              Three Months
                                          ---------------------      --------------------
                                            1999         1998         1999         1998
                                          --------      -------      -------      -------
REVENUES:

Segment revenues
     Residential development              $ 43,120      $33,728      $21,173      $18,464
     Active adult                               --           --           --           --
     Resorts                                 7,546        7,944        3,124        3,322
     Commercial and industrial               2,477        1,662        2,477        1,555
     Rental, leasing, cable and
        other real estate operations         2,910        2,651        1,366        1,383
     All other                              45,615          669       45,292          349
                                          --------      -------      -------      -------
                                           101,668       46,654       73,432       25,073

Unallocated revenues
     Deferred gross profit                   2,015        2,280          965        1,147
     Interest income                         3,000        3,069        2,007        1,462
     Other                                     309          313          175          149
                                          --------      -------      -------      -------
Total revenues                            $106,992      $52,316      $76,579      $27,831
                                          ========      =======      =======      =======


                                                       Six Months                   Three Months
                                                 -----------------------       ----------------------
                                                   1999            1998           1999           1998
                                                 --------       --------       --------       -------
OPERATING INCOME (LOSS):
Segment operating income (loss)
     Residential development                     $  4,576       $    889       $  2,420       $   650
     Active adult                                    (833)          (368)          (432)         (193)
     Resorts                                          597            131           (251)         (556)
     Commercial and industrial                      2,078          1,198          2,145         1,258
     Rental, leasing, cable and
      other real estate operations                    926            663            593           333
     All other                                      7,069            (37)         7,098            --
                                                 --------       --------       --------       -------
                                                   14,413          2,476         11,573         1,492

     Unallocated income (expenses)
        Deferred gross profit                       2,015          2,280            965         1,147
        Interest income                             3,000          3,069          2,007         1,462
        General and administrative expenses        (5,430)        (5,142)        (2,889)       (2,664)
        Interest expense                           (4,713)        (5,742)        (2,367)       (2,887)
        Other                                      (4,185)        (4,607)        (1,989)       (2,404)
                                                 --------       --------       --------       -------
Income (loss) from continuing operations         $  5,100       ($ 7,666)      $  7,300       ($3,854)
                                                 ========       ========       ========       =======


                                          June 30,    December 31,
                                            1999         1998
                                         --------     -----------
ASSETS:
Segment assets
     Residential development             $ 84,742      $ 87,795
     Active adult                          28,564        19,710
     Resorts                                5,262         9,318
     Commercial and industrial             13,857        14,081
     Rental, leasing, cable and
       other real estate operations         4,157        10,685
     Discontinued assets                   40,106       208,599
     Unallocated assets                   251,555       122,803
                                         --------      --------
Total assets                             $428,243      $472,991
                                         ========      ========



(a)      Avatar's businesses are primarily conducted in the United States.
(b) Identifiable assets by segment are those assets that are used in the operations of each segment.
(c) No significant part of the business is dependent upon a single customer or group of customers.
(d) Bulk land sales, Arizona utilities, the cost to carry land and the sale of Cape Coral assets do not qualify individually as separate reportable segments and are included in "All Other".
(e) Included in segment profit/(loss) for the six months ended in 1999 is interest expense of $244, $59 and $285 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for the six months ended in 1998 is interest expense of $647, $80 and $276 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for the three months ended in 1999 is interest expense of $62, $21 and $137 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for the three months ended in 1998 is interest expense of $206, $40 and $135 from residential development, resorts and rental/leasing, respectively.

(f) Included in operating profit/(loss) for the six months ended in 1999 is depreciation expense of $112, $617, $267 and $80 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the six months ended in 1998 is depreciation expense of $135, $620, $206 and $168 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 1999 is depreciation expense of $55, $314, $149 and $39 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 1998 is depreciation expense of $69, $308, $103 and $82 from residential development, resorts, rental/leasing and unallocated corporate, respectively.


DISCONTINUED OPERATIONS

         During 1997, the Company developed a formal plan for the disposition of its timeshare business. On July 30, 1999, the Company closed on the sale of its timeshare subsidiary under a contract executed during the second quarter of 1999. The net cash sales price was $3,497, subject to certain adjustments. The Company revised the estimate of the net realizable value of the discontinued operations based on the July 30, 1999 closing and current business conditions. As a result, the Company recorded an estimated loss on the disposal of the timeshare operations of $2,150 and $2,000 for the six and three months ended June 30, 1999 and 1998, respectively, less income tax benefit of $817 and $0 for the six and three months ended June 30, 1999 and 1998, respectively. Net assets and liabilities of the timeshare business have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         On April 15, 1999, two operating subsidiaries of the Company, closed on the sale of substantially all of the assets used in their Florida utilities operations for a cash sales price of $208,619 subject to certain adjustments. The sale transaction resulted in gain of $94,934, net of income tax expense of $7,653 that is classified in the accompanying consolidated statement of operations as a gain from the sale of discontinued operations. Net assets and liabilities of the Florida utilities operations have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         Consolidated operating results relating to the discontinued operations for the six and three months ended June 30, 1999 and 1998 are as follows:

                                                                        1999
                                  -------------------------------------------------------------------------------
                                                Six Months                                 Three Months
                                  -------------------------------------      ------------------------------------
                                   Vacation     Florida                       Vacation      Florida
                                  Ownership    Utilities        Total        Ownership     Utilities       Total
                                  ---------    ---------       --------      ---------     ---------      -------
  REVENUES
  Real estate sales                 $6,392      $     --       $  6,392       $ 4,008       $    --       $ 4,008
  Utilities revenues                    --        14,864         14,864            --         5,388         5,388
  Interest income                    1,659            --          1,659           848            --           848
  Other                                503          (678)          (175)          249          (700)         (451)
                                    ------      --------       --------       -------       -------       -------
       Total revenues                8,554        14,186         22,740         5,105         4,688         9,793

  EXPENSES
  Real estate expenses              $6,926      $     --       $  6,926       $ 3,906       $    --       $ 3,906
  Utilities expenses                    --        11,746         11,746            --         4,633         4,633
  Interest expense                   1,316         1,072          2,388           667           332           999
  Minority interest                     --           438            438            --           328           328
                                    ------      --------       --------       -------       -------       -------
       Total expenses                8,242        13,256         21,498         4,573         5,293         9,866
  Income (loss) from
    discontinued  operations
    before income taxes                312           930          1,242           532          (605)          (73)
  Income tax expense (benefit)         143           428            571           228          (164)           64
                                    ------      --------       --------       -------       -------       -------
  Income (loss) from
    discontinued operations         $  169      $    502       $    671       $   304       $  (441)      $  (137)
                                    ======      ========       ========       =======       =======       =======


                                                                       1998
                                  ---------------------------------------------------------------------------
                                                Six Months                                 Three Months
                                  ------------------------------------     ----------------------------------
                                   Vacation     Florida                     Vacation    Florida
                                  Ownership    Utilities        Total      Ownership   Utilities       Total
                                  ---------    ---------       -------     ---------   ---------       ------
REVENUES
Real estate sales                 $ 5,410       $     --       $ 5,410      $3,294      $    --       $ 3,294
Utilities revenues                     --         17,730        17,730          --        9,165         9,165
Interest income                     1,174             --         1,174         575           --           575
Other                                 491            (89)          402         249          (60)          189
                                  -------       --------       -------      ------      -------       -------
     Total revenues                 7,075         17,641        24,716       4,118        9,105        13,223

EXPENSES
Real estate expenses                6,174             --         6,174       3,611           --         3,611
Utilities expenses                     --         13,003        13,003          --        6,608         6,608
Interest expense                    1,042          1,570         2,612         493          779         1,272
Minority interest                      --            274           274          --          124           124
                                  -------       --------       -------      ------      -------       -------
   Total expenses                   7,216         14,847        22,063       4,104        7,511        11,615
Income (loss) from
   discontinued operations        $  (141)      $  2,794       $ 2,653      $   14      $ 1,594       $ 1,608
                                  =======       ========       =======      ======      =======       =======



         The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets as of June 30, 1999 and December 31, 1998 are as follows:

                                                                                           As of June 30, 1999
                                                                            ----------------------------------------------------
                                                                            Vacation              Florida
                                                                            Ownership             Utilities                Total
                                                                            ---------             ---------                -----
ASSETS
Cash and cash equivalents                                                    $   207               $ 7,586               $ 7,793
Restricted cash                                                                  185                    --                   185
Contracts and mortgage notes receivable, net                                  23,822                    --                23,822
Other receivables, net                                                            86                 1,519                 1,605
Land and other inventories                                                     6,371                    38                 6,409
Property, plant and equipment, net                                               169                 5,869                 6,038
Other assets                                                                   2,153                   651                 2,804
Reserve for estimated loss on disposal                                        (8,550)                   --                (8,550)
                                                                             -------               -------               -------
         Total assets                                                        $24,443               $15,663               $40,106
                                                                             =======               =======               =======

LIABILITIES AND CONTRIBUTIONS IN AID OF CONSTRUCTION
Notes, mortgage notes and other debt:
   Notes, collateralized by contracts and mortgage
     notes receivable                                                        $19,102                 $  --               $19,102
   Real estate                                                                 2,827                    --                 2,827
Accounts payable                                                                 175                 1,248                 1,423
Accrued and other liabilities                                                    381                 6,797                 7,178
Minority interest                                                                 --                   250                   250
                                                                             -------               -------               -------
         Total liabilities                                                    22,485                 8,295                30,780
Contributions in aid of construction                                              --                 3,053                 3,053
                                                                             -------               -------               -------
         Total liabilities & contributions in aid of construction            $22,485               $11,348               $33,833
                                                                             =======               =======               =======


                                                                                             As of December 31, 1998
                                                                              ---------------------------------------------------
                                                                              Vacation               Florida
                                                                              Ownership             Utilities               Total
                                                                              ---------             ---------               -----
ASSETS
Cash and cash equivalents                                                    $     32              $    471              $    503
Restricted cash                                                                   198                    35                   233
Contracts and mortgage notes receivable, net                                   22,861                     -                22,861
Other receivables, net                                                            319                 3,959                 4,278
Land and other inventories                                                      7,357                   256                 7,613
Property, plant and equipment, net                                                196               164,751               164,947
Other assets                                                                    1,916                 9,812                11,728
Regulatory assets                                                                  --                 2,836                 2,836
Reserve for estimated loss on disposal                                         (6,400)                   --                (6,400)
                                                                             --------              --------              --------
          Total assets                                                       $ 26,479              $182,120              $208,599
                                                                             ========              ========              ========

LIABILITIES AND CONTRIBUTIONS IN AID OF CONSTRUCTION
Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage
    notes receivable                                                         $ 18,298              $     --               $18,298
  Real estate                                                                   3,647                    --                 3,647
  Utilities                                                                        --                39,219                39,219
Accounts payable                                                                   38                 1,171                 1,209
Accrued and other liabilities                                                     266                 8,374                 8,640
Minority interest                                                                  --                 5,472                 5,472
                                                                             --------              --------              --------
         Total liabilities                                                     22,249                54,236                76,485
Contributions in aid of construction                                               --                60,621                60,621
                                                                             --------              --------              --------
         Total liabilities & contributions in aid of construction            $ 22,249              $114,857              $137,106
                                                                             ========              ========              ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Net income for the six and three month periods ended June 30, 1999 was $97,394 or $10.62 per share and $97,991 or $10.69 per share, respectively, compared to a net loss of $9,321 or $1.02 and $4,246 or $0.46 per share for the same periods of 1998. The increase in net income for the six and three months was primarily attributable to an increase in real estate operating results, a decrease in interest expense, an after-tax gain on the sale of the assets of Florida Utilities during the three months ended June 30, 1999 and an extraordinary loss on the early extinguishment of debt recorded during the first quarter of 1998. The increase in net income for the three months ended June 30, 1999 compared to the same period in 1998 is also due to the increase in interest income.

         Avatar's real estate revenues for the six and three months ended June 30, 1999 increased $54,949 or 119.4%, and $48,329 or 195.44%, respectively, while the real estate expenses increased by $43,073 or 90.77% and $38,083 or 149.94% when compared to the same period of 1998. The increase in real estate revenues for the six and three months ended June 30, 1999 is generally a result of increased residential homebuilding revenues, an increase in bulk commercial/industrial sales and the sale of real estate assets located in Cape Coral. The increase in real estate expenses for the six and three month periods ended June 30, 1999 when compared to the same period of 1998, is generally a result of related costs associated with the increased sales volume as well as the cost of assets associated with the Cape Coral sale. Operating profits for residential homebuilding for the six and three months ended June 30, 1999 increased $3,687 and $1,770, respectively, when compared to the same period of 1998 due to the increased closings of higher-margin product at Harbor Islands and Cape Coral. On June 30, 1999, the Company closed on the sale of substantially all of its real estate assets located at Cape Coral. The sales price was $44,852 resulting in a pre-tax gain of $7,024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         Data from homebuilding operations for the six and three months ended June 30, 1999 and 1998 is summarized as follows:


                                                                 Six Months                        Three Months
                                                         -------------------------          -------------------------
                                                           1999             1998              1999            1998
                                                         -------           -------          -------         --------
     UNITS CLOSED
       Number of units                                       220               232              109             122
       Aggregate dollar volume                           $42,198           $32,802          $20,449         $17,871
       Average price per unit                               $192              $141             $188            $146
     UNITS SOLD, NET
       Number of units                                       273               267              120             132
       Aggregate dollar volume                           $58,835           $51,215          $28,910         $29,807
       Average price per unit                               $216              $192             $240            $226


                                                                 June 30,
                                                        --------------------------
                                                          1999              1998
                                                        --------           -------
     BACKLOG
       Number of units                                       450               411
       Aggregate dollar volume                          $101,348           $75,456
       Average price per unit                               $225              $184


         Data from the national and international retail land sales programs, terminated in the second quarter of 1996, is as follows:


                                                                                               June 30,
                                                                                       -------------------------
                                                                                        1999               1998
                                                                                       -------           -------
     RETAIL LAND SALES OPERATIONS DATA
       Deferred gross profit                                                           $ 2,015           $ 2,280
       Interest income                                                                   1,051             1,739
       Loss on contract cancellations                                                      (33)              (31)
       Contract servicing expense                                                         (257)             (302)
       Interest expense                                                                   (127)             (785)

     BALANCE SHEET DATA
       Contracts and mortgage notes receivable, net                                      9,830            18,955
       Debt collateralized by contracts and mortgages receivable                            --            12,950


Contract servicing expense and loss on contract cancellations are included under the caption "Real estate expenses" on the consolidated statements of operations.

         Interest income for the three months ended June 30, 1999 increased $545 or 37.28%, compared to the same period in 1998. The increase is primarily attributable to higher interest income earned for 1999 from the proceeds invested from the sale of Florida Utilities that closed on April 15, 1999.

         Interest expense for the six months and three months ended June 30, 1999 decreased $1,444 or 21.41% and $681 or 20.84%, respectively, compared to the same period in 1998. The decrease is primarily attributable to a reduction of the real estate and notes collateralized by contracts and mortgage notes receivable outstanding debt.

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

         On April 15, 1999, Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar Utilities Inc., a wholly-owned subsidiary of the Company, that owned and operated water and wastewater utilities located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida, closed on the sale of substantially all of their assets used in the Florida Utilities operations to The Florida Governmental Utility Authority for a cash sales price of $208,619, subject to certain adjustments. The sale transaction resulted in a gain of $94,934, net of income tax expense of $7,653 which is classified in the accompanying consolidated statement of operations as a gain from the sale of discontinued operations.

         Income (loss) from discontinued operations before income taxes (vacation ownership and Florida Utilities operations) for the six and three months ended June 30, 1999 decreased $1,411 or 53.19% and $1,681 or 104.54%, respectively, compared to the same period of 1998. Income before income taxes from the vacation ownership operations for the six and three months ended June 30, 1999 when compared to the same periods in 1998 increased $453 and $518, respectively. The increase in operating results for the six and three months ended in 1999 when compared to 1998 is due to changes in product mix as compared to 1998 and an increase in interest income. In addition, the Company revised the estimate of the net realizable value of the discontinued operations based on the July 30, 1999 closing and current business conditions. As a result, the Company recorded an estimated loss on the disposal of the timeshare operations of $2,150 and $2,000 for the six and three months ended June 30, 1999 and 1998, respectively, less income tax benefit of $817 and $0 for the six and three months ended June 30, 1999 and 1998, respectively. Income (loss) before income taxes from the Florida utilities operations for the six and three months ended June 30, 1999 when compared to the same periods in 1998 decreased by $1,864 and $2,199, respectively. The decrease in income (loss) before income taxes from the Florida utilities operations for the six and three months ended 1999 when compared to 1998 is primarily the result of reduced operations due to the sale of the assets of the Florida Utilities operations.

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

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

operating deficits and the carrying cost of land. The Company expects to fund its operations and capital requirements through a combination of cash and operating cash flows.

         On June 30, 1999, Avatar Properties Inc., a wholly-owned subsidiary of the Company, closed on the sale of substantially all of its real estate assets located in Cape Coral, Florida. The sales price was $44,852, subject to certain adjustments. The available net cash proceeds from the sale was approximately $37,000 after the payment of related indebtedness and expenses. Avatar will retain a 692-acre site in northeast Cape Coral for potential future inclusion in its active adult community development operations.

         On April 15, 1999, Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar Utilities Inc., a wholly-owned subsidiary of the Company, that owned and operated water and wastewater utilities located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida, closed on the sale of substantially all of their assets used in the Florida Utilities operations to The Florida Governmental Utility Authority for a cash sales price of $208,619, subject to certain adjustments. The sale transaction resulted in a gain of $94,934, net of income tax expense of $7,653 which is classified in the accompanying consolidated statement of operations as a gain from the sale of discontinued operations.

         For the six months ended June 30, 1999, net cash used in operating activities amounted to $15,770 as a result of a decrease in accounts payable and accrued and other liabilities of $17,854 and expenditures on land development and housing operations of $1,618; partially offset by principal payments collected on contract receivables of $5,066. Net cash provided by investing activities of $194,947 resulted from proceeds from the sale of Florida Utilities and Cape Coral assets of $164,071 and $37,588, respectively, partially offset by investments in property, plant and equipment of $6,712. Net cash used in financing activities of $38,271 resulted primarily from repayment of $35,267 in land development and construction loans.

         For the six months ended June 30, 1998, net cash used in operating activities amounted to $15,888 as a result of an increase in inventories, which included expenditures from land development and housing operations of $7,147, and an increase in other assets of $4,717, partially offset by principal payments collected on contract receivables of $5,656. Net cash used in investing activities of $348 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $53,784 resulted primarily from proceeds of $111,550 from the issuance of 7% Convertible Subordinated Notes (the "Notes") after repayment of $33,000 of the 8% and 9% Senior Debentures due 2000 and $33,568 in land development and construction loans.

         During the second quarter of 1999 the Company repaid all unsecured and secured lines of credit, exclusive of timeshare credit facilities.

         On April 26, 1999, Avatar's Board of Directors authorized the expenditure of up to $15,000 to purchase from time to time shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. During the second quarter of 1999, the Company repurchased $2,633 principal amount of the Notes and $480 of its common stock.

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

              As of June 30, 1999, all critical hardware and software systems utilized by the Company have been tested and/or verified as Year 2000 compliant. Certain non-critical software systems were determined not to be Year 2000 compliant and have been modified and converted to compliant systems. Testing systems utilized to verify compliance include the posting to the systems of the date of January 1, 2000 as though the date were effective. The Company has tested all critical IT and non-IT systems as of June 30, 1999. Offsite testing of critical systems was performed during the second quarter of 1999 in conjunction with the company's standard testing of its business recovery program. The offsite test was successful in that it revealed no significant issues. Additional offsite testings will be conducted during the third quarter of 1999 to substantiate the results of the prior test.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

YEAR 2000 - CONTINUED

         The Company also developed a third-party vendor and business partner awareness program, which communicates matters of concern to the Company pertaining to the Year 2000 issue. A comprehensive Year 2000 questionnaire has been circulated to material third-party vendors and business partners to enable the Company to ascertain their status of Year 2000 readiness and/or compliance. The Company's questionnaire was prepared and circulated during the third quarter of 1998 to more than 300 parties. There can be no assurance that systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company. For those critical third-party vendors and business partners who reported failure to be compliant or who do not respond to the Company's questionnaire, the Company believes it has developed a contingency plan to seek alternate vendors or maintain adequate levels of supplies to prevent the interruption in, or failure of, certain normal business activities or operations.

Cost of addressing Year 2000

         The Company is in its final phase with its implementation plan to address Year 2000 issues. During the past few years nominal expenditures were effected to upgrade and/or replace certain software, which expenditures were not directly related to Year 2000 issues but to general improvements to the systems. Total expenditures related to the Year 2000 project are estimated not to exceed $200 with $50 related to equipment and $150 to software. All costs associated with the Company's Year 2000 effort have come from, or are expected to come from, cash flow from operations.

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

Risk Presented by Year 2000 Issues

         A failure by the Company to resolve a material Year 2000 issue could result in the interruption in, or failure of, certain normal business activities or operations and could materially and adversely affect the Company's financial condition, results of operations and cash flows. The Company has assessed those scenarios in which unexpected failures could have a material adverse effect on the Company and has developed contingency plans designed to deal with such scenarios. In general, the Company could continue basic real estate operations in the event of failure of its computer systems. The Company's utilities operations are highly regulated and the operating systems were designed with manual overrides to operate the physical plants in the event of failure of automated systems.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) - CONTINUED

FORWARD-LOOKING STATEMENTS

          Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of the Company's new business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to the Company's regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; the Company's access to future financing; competition; changes in, or the failure or inability of the Company to comply with, government regulations; the ability of the Company and third parties to address Year 2000 issues adequately; and such other factors as are described in greater detail in the Company's filing with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 27, 1999, in Coral Gables, Florida, for the purpose of electing nine directors; considering and voting upon a proposal to amend and restate the 1997 Incentive and Capital Accumulation Plan; and approving the appointment of Ernst & Young LLP, independent accountants, as auditors for the year ending December 31, 1999. Proxies were solicited from holders of 9,170,102 outstanding shares of Common Stock as of the close of business on March 31, 1999, as described in Registrant's Proxy Statement dated April 28, 1999. All of management's nominees for directors were re-elected, the amended and restated 1997 Incentive and Capital Accumulation Plan was approved, and the appointment of Ernst & Young LLP was approved by the following votes:

ELECTION OF DIRECTORS

   NAME                                      VOTES FOR            WITHHELD
   ----                                      ---------            --------
   Leon Levy                                 7,617,759             55,122
   Milton H. Dresner                         7,615,443             57,438
   Gerald Kelfer                             7,617,980             54,901
   Martin Meyerson                           7,616,221             56,660
   Gernot H. Reiners                         7,286,890             385,991
   Kenneth T. Rosen                          7,618,533             54,348
   Fred Stanton Smith                        7,615,616             57,265
   William G. Spears                         7,618,533             54,348
   Henry King Stanford                       7,613,368             59,513

   APPROVAL OF AMENDED AND RESTATED 1997 INCENTIVE
   AND CAPITAL ACCUMULATION PLAN

                                       Votes                Votes
   Votes FOR                          AGAINST             ABSTAINED
   ---------                          -------             ---------
   7,149,332                          497,558              25,991


APPOINTMENT OF AUDITORS

                                      Shares Voted            Shares
   Shares Voted FOR                     AGAINST             ABSTAINED
   ----------------                   ------------          ---------
      7,645,076                          7,436               19,939

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

2.1 Utility System Asset Acquisition Agreement, dated as of April 1, 1999, by and between Florida Governmental Utility Authority and Florida Cities Water Company and Poinciana Utilities, Inc.* (previously filed as Exhibit 2.1 to Form 8-K as of April 15, 1999).

2.2 Addendum to Utility System Asset Acquisition Agreement concerning the Fort Myers Utility System, dated as of April 1, 1999. (previously filed as Exhibit 2.2 to Form 8-K as of April 15, 1999).

2.3 Assignment (of the Fort Myers Utility System to Lee County), dated as of April 1, 1999, by and among Florida Governmental Utility Authority; Board of County Commissioners of Lee County, Florida; Florida Cities Water Company; and Poinciana Utilities, Inc. (previously filed as
         Exhibit 2.3 to Form 8-K as of April 15, 1999).

10(a) Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed herewith).

10(b) Restricted Stock unit Agreement, dated as of December 7, 1998, between Gerald D. Kelfer (filed herewith).

10(c) Employment agreement dated as of April 1,1999 between Avatar Holdings Inc. and Deborah G. Tomusko (filed herewith).

10(d) Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed herewith).

27       Financial Data Schedule (filed herewith)

-------------------

* Certain schedules and similar attachments have been omitted. The Registrant agrees to furnish supplementary a copy of any omitted schedule or attachment to the Commission upon request.

(b) REPORTS ON FORM 8-K

         Form 8-K as of April 15, 1999, filed April 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AVATAR HOLDINGS INC.



Date:  August 13, 1999                      By: /s/ Lawrence R. Sherry
       ----------------------------             -------------------------------
                                                Lawrence R. Sherry
                                                Executive Vice President
                                                and Chief Financial Officer




Date:  August 13, 1999                      By: /s/ Charles L. McNairy
       ----------------------------             -------------------------------
                                                Charles L. McNairy
                                                Executive Vice President
                                                and Treasurer



Date:  August 13, 1999                      By: /s/ Michael P. Rama
       ----------------------------             -------------------------------
                                                Michael P. Rama
                                                Chief Accounting Officer