Form 10-Q
period 1999-09-30
AVATAR HOLDINGS INC
filed 1999-11-12
CIK 39677

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               --------------------------------------------------

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1999

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,136,238 shares of the Company's common stock ($1.00 par value) were outstanding as of October 31, 1999.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                     INDEX




                                                                                 PAGE
                                                                                 ----
PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS (Unaudited):

       Consolidated Balance Sheets --
         September 30, 1999 and December 31, 1998...............................  3

       Consolidated Statements of Operations --
         Nine months and three months ended September 30, 1999 and 1998.........  4

       Consolidated Statements of Cash Flows --
         Nine months ended September 30, 1999 and 1998..........................  5

       Notes to Consolidated Financial Statements...............................  7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... 16

PART II.   OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................ 23


PART  I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                         September 30,             December 31,
                                                                                             1999                      1998
                                                                                         -------------             ------------
Assets
Cash and cash equivalents                                                                   $154,981                  $32,521
Restricted cash                                                                                4,585                    5,232
Investment - marketable securities                                                             2,200                       --
Contracts and mortgage notes receivable, net                                                   8,766                   13,737
Other receivables, net                                                                         4,920                    4,257
Land and other inventories                                                                   156,270                  170,555
Property, plant and equipment, net                                                            26,709                   26,366
Other assets                                                                                  12,698                   11,724
Deferred income taxes                                                                          5,765                       --
Assets of discontinued operations                                                             12,608                  208,599
                                                                                            --------                 --------
        Total Assets                                                                        $389,502                 $472,991
                                                                                            ========                 ========
Liabilities and Stockholders' Equity

Liabilities
Notes, mortgage notes and other debt:
  Corporate                                                                                 $112,367                 $130,000
  Notes, collateralized by contracts and mortgage notes receivable                                 -                    9,060
  Real estate                                                                                  2,983                   18,493
Estimated development liability for sold land                                                 16,120                    8,671
Accounts payable                                                                               2,176                    3,385
Accrued and other liabilities                                                                 35,800                   35,182
Income taxes  payable                                                                          1,854                       --
Deferred customer betterment fees                                                                 --                   18,837
Liabilities of discontinued operations                                                        10,493                  137,106
                                                                                            --------                 --------
        Total Liabilities                                                                    181,793                  360,734

Stockholders' Equity
Common Stock, par value $1 per share
  Authorized:  15,500,000 shares
  Issued:  9,170,102 shares                                                                    9,170                    9,170
Additional paid-in capital                                                                   155,619                  151,422
Retained earnings (deficit)                                                                   43,557                  (48,335)
                                                                                            --------                 --------
                                                                                             208,346                  112,257
Treasury stock, at cost, 33,864 shares                                                          (637)                      --
                                                                                            --------                 --------
  Total Stockholders' Equity                                                                 207,709                  112,257
                                                                                            --------                 --------
  Total Liabilities and Stockholders' Equity                                                $389,502                 $472,991
                                                                                            ========                 ========


See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
        For the Nine and Three months ended September 30, 1999 and 1998
                                  (Unaudited)
                  (Dollars in thousands except per share data)


                                                                        Nine Months                        Three Months
                                                                   --------------------------         --------------------------
                                                                     1999              1998            1999               1998
                                                                   --------          --------         -------            -------
Revenues
Real estate sales                                                  $131,952          $ 64,888         $30,982            $18,867
Deferred gross profit                                                 2,700             3,347             685              1,067
Interest income                                                       5,592             4,339           2,592              1,270
Other                                                                 1,430             1,435             423                489
                                                                   --------          --------         -------            -------
     Total revenues                                                 141,674            74,009          34,682             21,693
Expenses
Real estate expenses                                                121,006            69,881          30,482             22,430
General and administrative expenses                                   8,974             7,540           3,544              2,398
Interest expense                                                      7,240             9,923           1,939              3,178
Other                                                                   959               974             322                330
                                                                   --------          --------         -------            -------
     Total expenses                                                 138,179            88,318          36,287             28,336
                                                                   --------          --------         -------            -------

Income (loss) from continuing operations before income taxes          3,495           (14,309)         (1,605)            (6,643)
Income tax expense (benefit)                                          1,361                 -            (617)                --
                                                                   --------          --------         -------            -------
Income (loss) from continuing operations after income taxes           2,134           (14,309)           (988)            (6,643)
Discontinued operations:
   Income from discontinued operations less income
       tax expense of $572 and $1 for the nine and
       three months ended 1999 and $0 for 1998                          674             3,739               3              1,086
   Gain (loss) on sale of discontinued operations
       less income tax expense of $12,170 and $4,517 for
       the nine and three months ended 1999 and $0 for 1998          90,417                --          (4,517)                --
   Estimated loss on disposal, less income tax
       benefit of $817 for the nine months ended
       1999 and $0 for 1998                                          (1,333)           (2,000)             --                 --

Extraordinary item:
    Loss on early extinguishment of debt,
         less income tax expense of $0                                   --            (2,308)             --                 --
                                                                   --------          --------         -------            -------
Net income (loss)                                                  $ 91,892          $(14,878)        $(5,502)           $(5,557)
                                                                   ========          ========         =======            =======
Basic and Diluted EPS:

Income (loss) from continuing operations after income taxes        $   0.23          $ (1.56)         $ (0.11)           $ (0.72)
Income from discontinued operations                                $   0.07          $  0.41               --            $  0.12
Gain (loss) on sale of discontinued operations                     $   9.87               --          $ (0.49)                --
Estimated loss on disposal                                         $  (0.15)         $ (0.22)              --                 --
Loss from extraordinary item                                            --           $ (0.25)              --                 --
Net income (loss)                                                  $  10.02          $ (1.62)         $ (0.60)            $(0.60)



See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
             For the Nine months ended September 30, 1999 and 1998
                             (Dollars in Thousands)


                                                                                                1999              1998
                                                                                              -------           --------
OPERATING ACTIVITIES
Net income (loss)                                                                            $ 91,892            $(14,878)
Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                                          2,563               2,584
         Gain on sale of Florida Utilities assets                                             (90,417)                 --
         Gain on sale of  Cape Coral assets                                                    (7,043)                 --
         Loss on early extinguishment of debt                                                     --                2,308
         Estimated loss on disposal of discontinued operations                                  1,333               2,000
         Deferred gross profit                                                                 (2,700)             (3,347)
         Investments - trading                                                                     12                  --
         Cost of homesite sales not requiring cash                                              1,908               1,492
         Changes in operating assets and liabilities:
            Restricted cash                                                                       647                (961)
            Principal payments on contracts receivable                                          7,017              10,980
            Receivables                                                                           654                (331)
            Other receivables                                                                   (705)                (570)
            Inventories                                                                       (4,512)             (14,911)
            Deferred income taxes                                                             (5,765)                  --
            Other assets                                                                        1,993              (3,485)
            Income taxes payable                                                                1,854                  --
            Accounts payable and accrued and other liabilities                                (17,929)              3,181
            Assets/liabilities from discontinued operations, net                               (5,609)             (6,859)
                                                                                            ---------            --------
NET CASH USED IN OPERATING ACTIVITIES                                                         (24,807)            (22,797)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                                   (13,752)             (1,484)
Net proceeds from sale of Florida Utilities assets                                            164,071                  --
Net proceeds from sale of Cape Coral assets                                                    37,588                  --
Investment in marketable securities                                                            (2,212)                 --
                                                                                            ---------            --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           185,695              (1,484)

FINANCING ACTIVITIES
Proceeds from issuance of 7% Convertible Subordinated Notes                                        --             115,000
Payment of financing fees                                                                          --              (3,450)
Proceeds from revolving lines of credit and long-term borrowings                                  109              10,167
Principal payments on revolving lines of credit and long-term borrowings                      (35,267)            (70,170)
Repurchase of 7% Convertible Subordinated Notes                                                (2,633)                 --
Purchase of treasury stock                                                                       (637)                 --
                                                                                            ---------            --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                           (38,428)             51,547
                                                                                            ---------            --------

INCREASE IN CASH                                                                              122,460              27,266

Cash and cash equivalents at beginning of period                                               32,521               3,860
                                                                                            ---------            --------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                                  $154,981            $ 31,126
                                                                                             ========            ========



                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
             For the Nine months ended September 30, 1999 and 1998
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                                                                    1999                   1998
                                                                                  -------                 ------
     Cash paid during the period for:
            Interest  - Continuing operations (net of amount
                            capitalized of $523 and $418
                            in 1999 and 1998, respectively)                       $ 8,209                 $9,228
                                                                                  =======                 ======
            Interest - Discontinued operations (net of amount
                            capitalized of $33 and $167 in  1999
                            and 1998, respectively                                $ 2,547                 $1,997
                                                                                  =======                 ======

            Income taxes paid                                                     $13,000                 $   --
                                                                                  =======                 ======



SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES



                                                                                    1999                   1998
                                                                                  -------                 ------
     Contributions in aid of construction                                         $   --                  $1,617
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

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of September 30, 1999 and December 31, 1998, and the related consolidated statements of operations for the nine month and three month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of the Company's other accounting policies, refer to Avatar Holdings Inc.'s 1998 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1998 financial statement items have been reclassified to conform to the 1999 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 9,157,818 and 9,139,075 for the nine and three months ended September 30, 1999, respectively and 9,170,102 for the nine and three months ended September 30, 1998. For computing earnings per share for the nine and three months ended September 30, 1999 and 1998, the conversion of the Notes and employee stock options were not assumed, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 1999 and 1998.

REPURCHASE OF COMMON STOCK AND NOTES

         On April 26, 1999, Avatar's Board of Directors authorized the expenditure of up to $15,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 1999, the Company repurchased $2,633 principal amount of the Notes and $637 of its common stock.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $4,585 and $5,232 as of September 30, 1999 and December 31, 1998, respectively.

These balances are comprised primarily of housing deposits that will become available to the Company when the housing contracts close.

         Restricted cash from discontinued operations includes deposits of $0 and $198 for vacation ownership and $0 and $35 for Florida utilities operations as of September 30, 1999 and December 31, 1998, respectively. Vacation ownership deposits are deposits received from purchasers that are held in escrow until a certificate of occupancy is obtained or the legal rescission period has expired. The Florida Utilities and vacation ownership operations were sold during the second and third quarters of 1999, respectively. (See Discontinued Operations).

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

INVESTMENTS - MARKETABLE SECURITIES

             The Company classified its entire investment portfolio as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in other revenues in the accompanying consolidated statements of operations. The Company has recorded a trading account loss of $12 for the nine and three months ended September 30, 1999. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. The fair value of the Company's investment portfolio at September 30, 1999 is $2,200 with an aggregate cost of $2,212. As of September 30, 1999, the portfolio did not include any forward foreign exchange contracts.

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:


                                                              September 30,       December 31,
                                                                  1999                1998
                                                              -------------       ------------
Contracts and mortgage notes receivable                          $17,598             $24,992
                                                                 -------             -------
Less:
      Deferred gross profit                                        7,560              10,532
      Other                                                        1,272                 723
                                                                 -------             -------
                                                                   8,832              11,255
                                                                 -------             -------
                                                                 $ 8,766             $13,737
                                                                 =======             =======


LAND AND OTHER INVENTORIES

         Inventories consist of  the following:


                                                               September 30,          December 31,
                                                                   1999                    1998
                                                               -------------          ------------
Land developed and in process of development                     $ 91,636               $100,414
Land held for future development or sale                           29,058                 31,027
Dwelling units completed or under construction                     35,142                 38,590
Other                                                                 434                    524
                                                                 --------               --------
                                                                 $156,270               $170,555
                                                                 ========               ========


MINORITY INTEREST  IN CONSOLIDATED SUBSIDIARIES

         As of September 30, 1999 and December 31, 1998, preferred stock outstanding of the Florida utilities (classified as Discontinued Operations) owned by minority interests is as follows:


                                                            September 30,           December 31,
                                                                1999                    1998
                                                            -------------           ------------
9% Cumulative preferred stock                                   $ --                   $5,400
Other                                                             25                       72
                                                                ----                   ------
                                                                $ 25                   $5,472
                                                                ====                   ======


         The Florida utilities subsidiary's 9% cumulative preferred stock provides for redemption of a minimum of $1,800 of the preferred stock each year beginning in 1997. During each of the first quarters of 1999 and 1998, Avatar redeemed $1,800 of the preferred stock. In addition during the second quarter of 1999, after the sale of Florida Utilities, the remaining $3,600 of preferred stock was redeemed.

         Charges to operations recorded as "Other Expenses" (See Discontinued Operations) relating to preferred stock dividends of subsidiaries amounted to $438 in 1999 and $397 in 1998.

NOTES, MORTGAGE NOTES AND OTHER DEBT

         On February 2, 1998 the Company issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were, in part, used to repay $33,000 aggregate amount of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The early extinguishment of the 8% and 9% Senior Debentures resulted in an extraordinary loss of $2,308 pertaining to the unamortized portion of discounts associated with these debentures. During the first three quarters of 1999, the Company repurchased $2,633 principal amount of the Notes.

INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of September 30, 1999 and December 31, 1998 are as follows:


                                                                                             1999             1998
                                                                                           --------         --------
Deferred income tax assets
        Net operating loss carry-forward                                                   $     --         $ 27,000
        Tax over book basis of land inventory                                                29,000           31,000
        Unrecoverable land development costs                                                  3,000            3,000
        Tax over book basis of depreciable assets                                             5,000            5,000
        Alternative minimum tax and investment tax credit carry-forward                          --            4,000
        Attributable to Discontinued Operations                                                  --            4,000
        Other                                                                                 3,765            1,000
                                                                                           --------         --------
Total deferred income taxes                                                                  40,765           75,000

        Valuation allowance for deferred income tax assets                                  (34,000)         (59,000)
                                                                                           --------         --------
Deferred income tax assets after valuation allowance                                          6,765           16,000

Deferred income tax liabilities
        Book over tax income recognized on home-site sales                                   (1,000)          (2,000)
        Attributable to Discontinued Operations                                                  --          (14,000)
                                                                                           --------         --------
Total deferred income tax liabilities                                                        (1,000)         (16,000)
                                                                                           --------         --------
Net deferred income taxes                                                                  $  5,765         $     --
                                                                                           ========         ========


         A reconciliation of income tax expense before discontinued operations to the expected income tax expense (credit) at the federal statutory rate of 35% and 34% for the nine months ended September 30, 1999 and 1998 is as follows:

                                                                             1999                1998
                                                                            ------              -------
Income tax expense (credit) computed at statutory rate                      $1,223              $(3,567)
State income tax (credit), net of federal effect                               126                 (396)
Other, net                                                                      12                  (37)
Change in valuation allowance on deferred tax assets                            --                4,000
                                                                            ------              -------
Provision for income taxes                                                  $1,361              $     0
                                                                            ======              =======

         In 1999, $4,197 was credited to additional paid-in capital representing the benefit of utilizing deferred income tax assets which were generated in prior years.

CONTINGENCIES

         Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial position.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

         The Company is primarily engaged in real estate operations. The Company owns and develops land, primarily in various locations in Florida and Arizona. The Company's current and planned real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes and the sale of homesites); the development, leasing and management of improved commercial and industrial properties; operations of amenities and resorts; cable television operations; and property management services.

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

         The following table summarizes the Company's information for reportable segments for the nine and three months ended September 30, 1999 and 1998:

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS - continued


                                                          Nine Months                           Three Months
                                                  --------------------------            --------------------------
                                                    1999              1998               1999               1998
                                                  --------          --------            -------            -------
Revenues:
Segment revenues
    Residential development                       $ 71,276          $ 47,649            $28,156            $13,921
    Active adult                                        --                --                 --                 --
    Resorts                                          9,072            10,376              1,526              2,432
    Commercial and industrial                        2,477             2,881                 --              1,219
    Rental, leasing, cable and
       other real estate operations                  4,040             3,929              1,130              1,278
    All other                                       46,165             1,022                550                353
                                                  --------          --------            -------            -------
                                                   133,030            65,857             31,362             19,203
Unallocated revenues
    Deferred gross profit                            2,700             3,347                685              1,067
    Interest income                                  5,592             4,339              2,592              1,270
    Other                                              352               466                 43                153
                                                  --------          --------            -------            -------
Total revenues                                    $141,674          $ 74,009            $34,682            $21,693
                                                  ========          ========            =======            =======
Operating income (loss):
Segment operating income (loss)
     Residential development                      $  7,811          $     58            $ 3,235            $  (831)
     Active adult                                   (1,561)             (740)              (728)              (372)
     Resorts                                           138              (801)              (459)              (932)
     Commercial and industrial                       2,022             1,709                (56)               511
     Rental, leasing, cable and
      other real estate operations                   1,157             1,051                231                388
     All other                                       7,237               (34)               168                  3
                                                  --------          --------            -------            -------
                                                    16,804             1,243              2,391             (1,233)
     Unallocated income (expenses)
       Deferred gross profit                         2,700             3,347                685              1,067
       Interest income                               5,592             4,339              2,592              1,270
       General and administrative expenses          (8,974)           (7,540)            (3,544)            (2,398)
       Interest expense                             (6,628)           (8,590)            (1,915)            (2,848)
       Other                                        (5,999)           (7,108)            (1,814)            (2,501)
                                                  --------          --------            -------            -------
Income (loss) from continuing operations          $  3,495          $(14,309)           $(1,605)           $(6,643)
                                                  ========          ========            =======            =======

Assets:
                                                September 30,      December 31,
                                                    1999              1998
                                                -------------      ------------
Segment assets
     Residential development                      $ 82,542           $87,795
     Active adult                                   37,500            19,710
     Resorts                                         4,923             9,318
     Commercial and industrial                      10,007            14,081
     Rental, leasing, cable and
       other real estate operations                  4,279            10,685
     Discontinued assets                            12,608           208,599
     Unallocated assets                            237,643           122,803
                                                  --------          --------
Total assets                                      $389,502          $472,991
                                                  ========          ========


(a)      Avatar's businesses are primarily conducted in the United States.
(b) Identifiable assets by segment are those assets that are used in the operations of each segment.
(c) No significant part of the business is dependent upon a single customer or group of customers.
(d) Bulk land sales, Arizona utilities, the cost to carry land and the sale of Cape Coral assets do not qualify individually as separate reportable segments and are included in "All Other".
(e) Included in segment profit/(loss) for the nine months ended in 1999 is interest expense of $268, $59 and $285 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for the nine months ended in 1998 is interest expense of $803, $120 and $410 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for the three months ended in 1999 is interest expense of $24, $0 and $0 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for the three months ended in 1998 is interest expense of $156, $40 and $134 from residential development, resorts and rental/leasing, respectively.
(f) Included in operating profit/(loss) for the nine months ended in 1999 is depreciation expense of $143, $901, $347 and $115 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the nine months ended in 1998 is depreciation expense of $203, $926, $367 and $238 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 1999 is depreciation expense of $31, $151, $80 and $35 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 1998 is depreciation expense of $68, $306, $161 and $70 from residential development, resorts, rental/leasing and unallocated corporate, respectively.

DISCONTINUED OPERATIONS

         During 1997, the Company developed a formal plan for the disposition of its timeshare business. On July 30, 1999, the Company closed on the sale of its timeshare subsidiary under a contract executed during the second quarter of 1999. The net cash sales price was $3,497, subject to certain adjustments. The Company revised the estimate of the net realizable value of the discontinued operations based on the July 30, 1999 closing and current business conditions. As a result, the Company recorded an estimated loss on the disposal of the timeshare operations of $2,150 and $2,000 for the nine months ended September 30, 1999 and 1998, respectively, less income tax benefit of $817 and $0 for the nine months ended September 30, 1999 and 1998, respectively. Net assets and liabilities of the timeshare business have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         On April 15, 1999, two operating subsidiaries of the Company closed on the sale of substantially all of the assets used in their Florida Utilities operations for a cash sales price of $208,619 subject to certain adjustments. The sale transaction resulted in a gain of $90,417, net of income tax expense of $12,170 that is classified in the accompanying consolidated statement of operations as a gain from the sale of discontinued operations. Net assets and liabilities of the Florida Utilities operations have been segregated from the continuing operations in the accompanying balance sheets, and operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         Consolidated operating results relating to the discontinued operations for the nine and three months ended September 30, 1999 and 1998 are as follows:


                                                                       1999
                                    ------------------------------------------------------------------------
                                               Nine Months                           Three Months
                                    -----------------------------------     --------------------------------
                                     Vacation     Florida                   Vacation     Florida
                                    Ownership    Utilities       Total      Ownership    Utilities     Total
                                    ---------    ---------      -------     ---------    ---------     ------
Revenues
Real estate sales                   $ 8,076      $     --       $ 8,076      $ 1,684       $   --      $1,684
Utilities revenues                       --        17,950        17,950           --        3,086       3,086
Interest income                       1,955            --         1,955          296           --         296
Other                                   613          (529)           84          110          149         259
                                    -------      --------       -------      -------       ------      ------
     Total revenues                  10,644        17,421        28,065        2,090        3,235       5,325

Expenses
Real estate expenses                $ 8,935      $     --       $ 8,935      $ 2,009       $   --      $2,009
Utilities expenses                       --        14,830        14,830           --        3,084       3,084
Interest expense                      1,527         1,089         2,616          211           17         228
Minority interest                        --           438           438           --           --          --
                                    -------      --------       -------      -------       ------      ------
     Total expenses                  10,462        16,357        26,819        2,220        3,101       5,321
Income (loss) from
  discontinued operations
  before income taxes                   182         1,064         1,246         (130)         134           4
Income tax expense (benefit)             84           488           572          (59)          60           1
                                    -------      --------       -------      -------       ------      ------
Income (loss) from
  discontinued operations           $    98      $    576       $   674      $   (71)      $   74      $    3
                                    =======      ========       =======      =======       ======      ======



                                                                       1998
                                    ------------------------------------------------------------------------
                                               Nine Months                           Three Months
                                    -----------------------------------     --------------------------------
                                     Vacation     Florida                   Vacation     Florida
                                    Ownership    Utilities       Total      Ownership    Utilities     Total
                                    ---------    ---------      -------     ---------    ---------     ------
Revenues
Real estate sales                 $ 12,624       $     --       $12,624      $7,214      $    --       $ 7,214
Utilities revenues                      --         26,172        26,172          --        8,442         8,442
Interest income                      1,831             --         1,831         657           --           657
Other                                1,039           (127)          912         548          (38)          510
                                  --------       --------       -------      ------      -------       -------
     Total revenues                 15,494         26,045        41,539       8,419        8,404        16,823

Expenses
Real estate expenses              $ 13,764       $     --       $13,764      $7,590      $    --       $ 7,590
Utilities expenses                      --         19,479        19,479          --        6,476         6,476
Interest expense                     1,808          2,352         4,160         766          782         1,548
Minority interest                       --            397           397          --          123           123
                                  --------       --------       -------      ------      -------       -------
   Total expenses                   15,572         22,228        37,800       8,356        7,381        15,737
Income (loss) from
  discontinued operations         $    (78)      $  3,817       $ 3,739      $   63      $ 1,023       $ 1,086
                                  ========       ========       =======      ======      =======       =======


         The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheets as of September 30, 1999 and December 31, 1998 are as follows:



                                                                              As of September 30, 1999
                                                                       --------------------------------------
                                                                        Vacation       Florida
                                                                       Ownership      Utilities      Total
                                                                       ---------      ---------     ---------
Assets
Cash and cash equivalents                                              $     --       $  4,141      $   4,141
Other receivables, net                                                       --          1,902          1,902
Land and other inventories                                                   --             66             66
Property, plant and equipment, net                                           --          5,818          5,818
Other assets                                                                 --            681            681
                                                                       --------       --------      ---------
         Total assets                                                  $     --       $ 12,608      $  12,608
                                                                       ========       ========      =========

Liabilities and contributions in aid of construction
Accounts payable                                                       $     --       $    304      $     304
Accrued and other liabilities                                                --          6,994          6,994
Minority interest                                                            --             25             25
                                                                       --------       --------      ---------
         Total liabilities                                                   --          7,323          7,323
Contributions in aid of construction                                         --          3,170          3,170
                                                                       --------       --------      ---------
         Total liabilities & contributions in aid of construction      $     --       $ 10,493      $  10,493
                                                                       ========       ========      =========



                                                                              As of December 31, 1998
                                                                       --------------------------------------
                                                                       Vacation       Florida
                                                                       Ownership      Utilities      Total
                                                                       ---------      ---------     ---------
Assets
Cash and cash equivalents                                              $     32       $    471      $     503
Restricted cash                                                             198             35            233
Contracts and mortgage notes receivable, net                             22,861             --         22,861
Other receivables, net                                                      319          3,959          4,278
Land and other inventories                                                7,357            256          7,613
Property, plant and equipment, net                                          196        164,751        164,947
Other assets                                                              1,916          9,812         11,728
Regulatory assets                                                            --          2,836          2,836
Reserve for estimated loss on disposal                                   (6,400)            --         (6,400)
                                                                       --------       --------      ---------
          Total assets                                                 $ 26,479       $182,120      $ 208,599
                                                                       ========       ========      =========
Liabilities and contributions in aid of construction
 Notes, mortgage notes and other debt:
  Notes, collateralized by contracts and mortgage
    notes receivable                                                   $ 18,298       $     --      $  18,298
  Real estate                                                             3,647             --          3,647
  Utilities                                                                  --         39,219         39,219
Accounts payable                                                             38          1,171          1,209
Accrued and other liabilities                                               266          8,374          8,640
Minority interest                                                            --          5,472          5,472
                                                                       --------       --------      ---------
         Total liabilities                                               22,249         54,236         76,485
Contributions in aid of construction                                         --         60,621         60,621
                                                                       --------       --------      ---------
         Total liabilities & contributions in aid of construction      $ 22,249       $114,857      $ 137,106
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

         Net income (loss) for the nine and three month periods ended September 30, 1999 was $91,892 or $10.02 per share and ($5,502) or ($0.60) per share, respectively, compared to a net loss of $14,878 or $1.62 and $5,557 or $0.60 per share for the same periods of 1998. The increase in net income for the nine months was primarily attributable to an increase in real estate operating results (which includes a pre-tax gain of $7,043 from the sale of Cape Coral assets), an increase in interest income, a decrease in interest expense, an after-tax gain of $90,417 on the sale of the assets of Florida Utilities and an extraordinary loss on the early extinguishment of debt recorded during the first quarter of 1998 partially mitigated by an increase in general and administrative expense. The increase in net income for the three months was primarily attributable to an increase in real estate operating results, an increase in interest income and a decrease in interest expense partially mitigated by an increase in general and administrative expense.

         Avatar's real estate revenues for the nine and three months ended September 30, 1999 increased $67,064 or 103.35%, and $12,115 or 64.21%, respectively, while the real estate expenses increased by $51,125 or 73.16% and $8,052 or 35.90% when compared to the same period of 1998. The increase in real estate revenues for the nine and three months ended September 30, 1999 is generally a result of increased residential homebuilding revenues. Contributing to the increase in real estate revenues for the nine months ended September 30, 1999 was the sale by the Company in the second quarter of substantially all of its real estate assets located in Cape Coral, Florida for $44,859. The increase in real estate expenses for the nine and three month periods ended September 30, 1999, when compared to the same period of 1998, is generally a result of related costs associated with the increased sales volume. Contributing to the increase in real estate expenses for the nine months ended September 30, 1999 was $37,816 of costs associated with the sale in the second quarter of the Cape Coral real estate assets. Operating profits for residential homebuilding for the nine and three months ended September 30, 1999 increased $7,753 and $4,066, respectively, when compared to the same period of 1998 due to the increased closings of higher-margin product at Harbor Islands and Cape Coral.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         Data from homebuilding operations for the nine and three months ended September 30, 1999 and 1998 is summarized as follows:


                                                                 Nine Months                     Three Months
                                                         -------------------------          -----------------------
                                                          1999              1998             1999             1998
                                                         -------           -------          -------         -------
     Units closed
       Number of units                                       356               336              136             104
       Aggregate dollar volume                           $70,071           $45,958          $27,873         $13,156
       Average price per unit                               $197              $137             $205            $127
     Units sold, net
       Number of units                                       403               413              130             146
       Aggregate dollar volume                           $93,030           $81,033          $34,195         $29,818
       Average price per unit                               $231              $196             $263            $204


     Backlog                                                   September 30,
                                                          1999               1998
                                                        --------           -------
       Number of units                                       444               453
       Aggregate dollar volume                          $107,670           $92,118
       Average price per unit                               $243              $203


         Data from the national and international retail land sales programs, terminated in the second quarter of 1996, is as follows:


                                                                                            September 30,
                                                                                        1999               1998
                                                                                       -------           ------
     Retail Land Sales Operations Data
       Deferred gross profit                                                           $ 2,700           $ 3,347
       Interest income                                                                   1,433             2,448
       Loss on contract cancellations                                                      (53)              (43)
       Contract servicing expense                                                         (401)             (426)
       Interest expense                                                                   (127)           (1,043)

     Balance Sheet Data
       Contracts and mortgage notes receivable, net                                      8,766            17,017
       Debt collateralized by contracts and mortgages receivable                            --            10,895


Contract servicing expense and loss on contract cancellations are included under the caption "Real estate expenses" on the consolidated statements of operations.

         Interest income for the nine and three months ended September 30, 1999 increased $1,253 or 28.88% and $1,322 or 104.09%, respectively, compared to the same period in 1998. The increase is primarily attributable to higher interest income earned during 1999 from the investment of the proceeds generated from the sale of Florida Utilities and Cape Coral assets.

         General and administrative expenses for the nine and three months ended September 30, 1999 increased $1,434 or 19.02% and $1,146 or 47.79%, respectively, compared to the same period in 1998. The increase is primarily attributable to higher executive compensation and professional fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         Interest expense for the nine and three months ended September 30, 1999 decreased $2,683 or 27.03% and $1,239 or 38.98%, respectively, compared to the same period in 1998. The decrease is primarily attributable to a reduction of the outstanding debt associated with real estate and notes collateralized by contracts and mortgage notes receivable.

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

         On April 15, 1999, Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar Utilities Inc., a wholly-owned subsidiary of the Company, that owned and operated water and wastewater utilities located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida, closed on the sale of substantially all of their assets used in the Florida Utilities operations to The Florida Governmental Utility Authority for a cash sales price of $208,619, subject to certain adjustments. The sale transaction resulted in a gain of $90,417, net of income tax expense of $12,170, which is classified in the accompanying consolidated statement of operations as a gain from the sale of discontinued operations.

         Income (loss) from discontinued operations before income taxes (vacation ownership and Florida Utilities operations) for the nine and three months ended September 30, 1999 decreased $2,493 or 66.68% and $1,082 or 99.63%, respectively, compared to the same period of 1998. Income (loss) before income taxes from the Florida utilities operations for the nine and three months ended September 30, 1999 when compared to the same periods in 1998 decreased by $2,753 and $889, respectively. The decrease in income before income taxes from the Florida utilities operations for the nine and three months ended 1999 when compared to 1998 is primarily the result of reduced operations due to the sale of the assets of the Florida Utilities operations. On July 30, 1999, the Company closed on the sale of its timeshare subsidiary under a contract executed during the second quarter of 1999. The net cash sales price was $3,497, subject to certain adjustments. In addition, the Company revised the estimate of the net realizable value of the discontinued operations based on the July 30, 1999 closing and current business conditions. As a result, the Company recorded an estimated loss on the disposal of the timeshare operations of $2,150 and $2,000 for the nine months ended September 30, 1999 and 1998, respectively, less income tax benefit of $817 and $0 for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult communities, homebuilding construction in process, community infrastructure, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land. The Company expects to fund its operations and capital requirements through a combination of cash and operating cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

         On June 30, 1999, Avatar Properties Inc., a wholly-owned subsidiary of the Company, closed on the sale of substantially all of its real estate assets located in Cape Coral, Florida. The sales price was $44,859, subject to certain adjustments. The available net cash proceeds from the sale was approximately $37,000 after the payment of related indebtedness and expenses. Avatar retains a 692-acre site in northeast Cape Coral for potential future inclusion in its active adult community development operations.

         As described in "Results of Operations", substantially all of the assets used in the Florida Utilities operations were sold on April 15, 1999 for a cash sales price of $208,619, subject to certain adjustments. The sale transaction resulted in a gain of $90,417, net of income tax expense of $12,170 which is classified in the accompanying consolidated statement of operations as a gain from the sale of discontinued operations.

         For the nine months ended September 30, 1999, net cash used in operating activities amounted to $24,807 as a result of a decrease in accounts payable and accrued and other liabilities of $17,929 and expenditures on land development and housing operations of $4,512, partially offset by principal payments collected on contract receivables of $7,017. Net cash provided by investing activities of $185,695 resulted from proceeds from the sale of Florida Utilities and Cape Coral assets of $164,071 and $37,588, respectively, partially offset by investments in property, plant and equipment of $13,752 and marketable securities of $2,212. Net cash used in financing activities of $38,428 resulted primarily from repayment of $35,267 in land development and construction loans.

         For the nine months ended September 30, 1998, net cash used in operating activities amounted to $22,797 as a result of an increase in inventories, which included expenditures from land development and housing operations of $14,911, and an increase in other assets of $3,485, partially offset by principal payments collected on contract receivables of $10,980. Net cash used in investing activities of $1,484 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $51,547 resulted primarily from proceeds of $111,500 from the issuance of 7% Convertible Subordinated Notes (the "Notes") after repayment of $33,000 of the 8% and 9% Senior Debentures due 2000 and $37,170 in land development and construction loans.

         During the second quarter of 1999 the Company repaid all unsecured and secured lines of credit, exclusive of timeshare credit facilities, which were assumed by the buyer of the timeshare subsidiary on July 30, 1999.

         On April 26, 1999, Avatar's Board of Directors authorized the expenditure of up to $15,000 to purchase from time to time shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 1999, the Company repurchased $2,633 principal amount of the Notes and $637 of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -CONTINUED

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

              As of September 30, 1999, all critical hardware and software systems utilized by the Company have been tested and/or verified as Year 2000 compliant. Certain non-critical software systems were determined not to be Year 2000 compliant and have been modified and converted to compliant systems. Testing systems utilized to verify compliance include the posting to the systems of the date of January 1, 2000 as though the date were effective. The Company has tested all critical IT and non-IT systems as of September 30, 1999. Offsite testing of critical systems was performed during the second quarter of 1999 in conjunction with the Company's standard testing of its business recovery program. The offsite test was successful in that it revealed no significant issues. Additional offsite testing was conducted during October 1999 to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED


YEAR 2000 - CONTINUED

substantiate the results of the prior test. This additional offsite testing revealed no additional issues.

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

         Because it was not necessary to replace the Company's midrange computer and/or its major operating systems, nominal expenditures to date are estimated to approximate $170. It is not possible to determine absolute expenditures because appropriate modifications to software applications systems were made from time to time as potential issues were discovered. Costs associated therewith were not specifically designated and for the most part represented installation of equipment and conversion and/or modification of systems performed by employees of the Company.

             The estimated cost of the Company's Year 2000 project and the dates on which the Company believes it will complete such efforts are based on management's best estimates, which were derived using numerous assumptions regarding future events, including the number of man-hours to program and/or install equipment and software, as well as response to the Company's questionnaire regarding vendor readiness. The Company does not separately track internal costs related to the Year 2000 issue. Such costs are principally the related payroll costs for the Company's Business Information Systems personnel. The Company's estimated total expenditures related to the Year 2000 of $200 represents less than 5% of the Company's aggregate IT budgets for 1997, 1998 and 1999. There can be no assurance that these estimates will prove to be accurate. Specific factors that could cause material differences with actual results include, but are not limited to, the timeliness and effectiveness of remediation efforts of third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) --CONTINUED

YEAR 2000 - CONTINUED

         The Company believes its systems have been adequately and appropriately reviewed and tested, and minor modifications and/or conversions will be effected to non-critical systems.

Risk Presented by Year 2000 Issues

          A failure by the Company to resolve a material Year 2000 issue could result in the interruption in, or failure of, certain normal business activities or operations and could materially and adversely affect the Company's financial condition, results of operations and cash flows. The Company has assessed those scenarios in which unexpected failures could have a material adverse effect on the Company and has developed contingency plans designed to deal with such scenarios. In general, the Company could continue basic real estate operations in the event of failure of its computer systems. A subsidiary of the Company manages various utilities operations which are highly regulated and the operating systems were designed with manual overrides to operate the physical plants in the event of failure of automated systems.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS) - CONTINUED


FORWARD-LOOKING STATEMENTS

          Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of the Company's business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to the Company's regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; the Company's access to future financing; competition; changes in, or the failure or inability of the Company to comply with, government regulations; the ability of the Company and third parties to address Year 2000 issues adequately; and such other factors as are described in greater detail in the Company's filing with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   27       Financial Data Schedule (filed herewith)

REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1999.

 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AVATAR HOLDINGS INC.



Date:   November 11, 1999                    By: /s/ Lawrence R. Sherry
        ----------------------------             ------------------------------
                                                 Lawrence R. Sherry
                                                 Executive Vice President
                                                 and Chief Financial Officer



Date:   November 11, 1999                    By: /s/ Charles L. McNairy
        ----------------------------             ------------------------------
                                                 Charles L. McNairy
                                                 Executive Vice President and
                                                 Treasurer




Date:   November 11, 1999                    By: /s/ Michael P. Rama
        ----------------------------             ------------------------------
                                                 Michael P. Rama
                                                 Chief Accounting Officer