Form 10-K405
period 1999-12-31
AVATAR HOLDINGS INC
filed 2000-03-27
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 1999 -- Commission
                               File Number 0-7616

                              AVATAR HOLDINGS INC.
             (Exact name of registrant as specified in its charter)



                            Delaware                                                                      23-1739078
------------------------------------------------------------------                               -----------------------------
                (State or other jurisdiction of                                                       (I.R.S.  Employer
                 incorporation or organization)                                                       Identification No.)

          201 Alhambra Circle,  Coral Gables,  Florida                                                       33134
------------------------------------------------------------------                               -----------------------------
             (Address of principal executive offices)                                                      (Zip code)

Registrant's telephone number,  including area code:                                                    (305) 442-7000
                                                                                                 -----------------------------

Securities registered pursuant to section 12(g) of the Act:

                    Convertible Subordinated Notes Due 2005,
                 Convertible into Common Stock, $1.00 Par Value

                          COMMON STOCK, $1.00 PAR VALUE
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $149,331,178 as of February 29, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, $1.00 par value, issued and outstanding.

As of February 29, 2000, there were 8,405,938 shares of common stock, $1.00 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                              AVATAR HOLDINGS INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                     PAGE

Forward Looking Statements..........................................................................................   3

PART I

Item 1.          Business...........................................................................................   3

Item 2.          Properties.........................................................................................   9

Item 3.          Legal Proceedings..................................................................................   9

Item 4.          Submission of Matters to a Vote of Security Holders................................................   9

                 Executive Officers of Registrant...................................................................  10

PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters...............................  12

Item 6.          Selected Financial Data............................................................................  13

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations..............  14

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.........................................  25

Item 8.          Financial Statements and Supplementary Data........................................................  26

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..............  56

PART III

Item 10.         Directors and Executive Officers of the Registrant.................................................  56

Item 11.         Executive  Compensation............................................................................  56

Item 12.         Security Ownership of Certain Beneficial Owners and Management.....................................  56

Item 13.         Certain Relationships and Related Transactions.....................................................  56

PART IV

Item 14.         Exhibits,  Financial Statement Schedules and Reports on Form 8-K...................................  57

Exhibit Index.......................................................................................................  64

FORWARD-LOOKING STATEMENTS

         Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar's business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to the regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; competition; changes in, or the failure or inability to comply with, government regulations; and other factors as are described at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

        Dollar amounts specified herein are in thousands, except for per share amounts or as otherwise indicated.

                                     PART I

Item 1.    Business

GENERAL

         Avatar is engaged in real estate operations. Our primary activities include the development of active adult communities in Florida and residential communities in Florida and Arizona. In 1999, we disposed of certain non-core assets and may continue to do so in the future.

         In December 1998, we commenced development in Poinciana, Florida, of our first active adult community. In addition to development and construction of housing products, active adult community development includes construction and operation of a variety of community amenities, including golf courses, health and fitness centers, restaurants and social and educational facilities.

         Our primary residential community development activities range from custom, semi-custom and mid-priced homebuilding to the operation of amenities and resorts, as well as a variety of related activities, including the development, leasing and management of improved commercial and industrial properties, cable television operations and property management services. We continue to own and operate the water and wastewater utilities at Rio Rico and have a financial interest in the water facility in North Ft. Myers Beach, Florida.

         Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).

BUSINESS STRATEGY

         Our primary business strategy is focused on the development of lifestyle communities, primarily active adult and semi-custom residential communities, and the establishment of Avatar as a brand name in that business. In the near term, we expect that these communities will be developed on our existing land portfolio. We anticipate developing additional communities on properties beyond our current landholdings, either through direct investments in real estate or through joint ventures or management arrangements. In addition, we may pursue other real estate opportunities unrelated to our current operations.

         As part of our plan, we determined to dispose of certain non-core assets in order to reposition our operations and increase our liquidity. In accordance with that plan, we took the following actions in 1999:

         o In April, we sold water and wastewater utilities assets located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida, for a cash sales price of approximately $208,619, subject to certain adjustments. The transaction resulted in pre-tax proceeds of approximately $139,249 after payment of debt and expenses and redemption of utilities preferred stock.

         o In June, we sold certain real estate assets located in Cape Coral, Florida for approximately $44,859, subject to certain adjustments, which resulted in net cash proceeds to Avatar of approximately $37,000, after the payment of related indebtedness and expenses.

         o In July, we exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries resulting in cash proceeds of approximately $3,497, subject to certain adjustments, and the relief from the obligation for approximately $21,433 of associated debt obligations.

         o In December, we sold 2,842 lots in Rio Rico, Arizona, which comprised approximately 21% of Avatar's total landholdings in Rio Rico.

         o As part of our business strategy, we acquired 1,130 acres of undeveloped land adjacent to Poinciana, Florida, for a purchase price of approximately $8,200. This parcel, which includes frontage of approximately one mile along Lake Tohopekaliga, one of the largest lakes in Florida, is suitable for development consistent with our business strategy as either an active adult or primary residential community.

REAL ESTATE OPERATIONS

         ACTIVE ADULT COMMUNITY DEVELOPMENT

         Recognizing the potential of highly amenitized communities to accommodate the active lifestyles of retirees and pre-retirees, in 1998 we commenced the design and development of a 3,300-acre active adult community, Solivita, within our Central Florida master-planned community of Poinciana. We have identified significant additional acreage within the community, which may enable us to expand beyond the 3,300 acres.

         By the expected commencement of sales in the second quarter of 2000, approximately 100,000 square feet of recreation and service facilities will be available, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a cafe/newsstand and other meeting and theater facilities. We also substantially completed development of a Ron Garl-designed 18-hole golf course, which incorporates many of the property's natural and manmade environmental features. Future plans include the development and construction of an additional 25,000 square feet of recreation and service facilities.

         We have financed development and construction of Solivita through available capital. However, we have formed a Community Development District which will issue tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

         The 3,300-acre Solivita community, which incorporates the natural topography of the land, its natural resources including more than 1,200 acres of wetlands and a spectacular oak hammock, is designed to accommodate in excess of 4,000 homes. Opening of the community is planned for the second quarter of 2000.

         We are considering the appropriate location for commencement of development of a second active adult community within Florida, either on property currently owned or in a joint venture with another property owner.

         PRIMARY RESIDENTIAL COMMUNITY DEVELOPMENT

         Prior to the third quarter of 1997, our business plan emphasized the construction and sale of mid-priced single-family homes. Current sales prices range from the $80's to the $170's. Although our real estate business strategy is intended to shift Avatar's future capital expenditures and sources of revenue to potentially higher profit-margin businesses, we continue the construction and sale of mid-priced homes, both on scattered lots and on contiguous parcels as part of planned communities, within our existing Poinciana, Florida and Rio Rico, Arizona communities. Since commencement of mid-priced homebuilding activities in 1997 our average sales price increased from $115 to $142 for 1999. We sold our homebuilding inventory in Cape Coral, Florida because we did not believe we could be successful in significantly raising the profit level of our homebuilding activities in that community.

         COMMERCIAL AND INDUSTRIAL, RESORTS AND OTHER REAL ESTATE OPERATIONS

         The sale of real estate assets at Cape Coral included the Cape Coral Golf and Country Club, the Camelot Isles Shopping Center and other commercial properties. In 1999 we also leased the Poinciana Golf and Racquet club to a third party operator. These assets represented a substantial portion of Avatar's income-producing commercial and resort properties.

         However, we continue to generate revenues through the rental and lease of our community shopping centers and commercial operations in Poinciana and Rio Rico, the Rio Rico Resort and County Club, the marina at Harbor Islands, cable television operation at Poinciana and property management services.

REAL ESTATE ASSETS

         Avatar's assets include real estate inventory in the states of Florida, Arizona and California. In the Florida communities of Harbor Islands and Poinciana, the Arizona community of Rio Rico and at Florida properties in Cape Coral and Ocala Springs, Avatar's aggregate landholdings consist of over 21,700 developed, partially developed or developable acres, of which approximately 15,600 acres have been platted and/or zoned and approximately 6,100 acres have not been platted. The types of activities conducted vary from community to community. We are currently developing certain parcels and are considering development or alternative strategies for other parcels. Avatar owns other sites including Banyan Bay in Martin County, Florida; the Natoma tract in Los Angeles County, California; and a small number of homesites and other acreage at Golden Gate and Leisure Lakes, Florida.

         The Harbor Islands project, one of our residential community developments, encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for future parks, adjoining the Intracoastal Waterway in Hollywood, Florida. During 1999, we substantially sold out of the developed single-family parcels and anticipate closing on those sales by the end of 2000 or beginning of 2001. In 1999, we received deposits on sales for 109 single-family homes and townhomes with sales value of approximately $62,597. When completed, Harbor Islands will consist of distinctive, separate villages on three connected islands. We have approval to build up to 2,400 residential units (including those already built), consisting of single-family homes, townhomes, villas, mid-rise and high-rise condominium units in this water-oriented community. During 1999, we began an evaluation to determine the feasibility and marketability of an appropriate product mix for the undeveloped parcels at Harbor Islands. Additionally, this community includes a 196-boat slip marina.

         Poinciana, one of our residential community developments, is located in central Florida approximately 21 miles south of Orlando and 20 miles from Walt Disney World and consists of 47,000 acres of land. Of approximately 18,200 acres owned by Avatar, approximately 8,100 acres are not currently developable and are reserved for open space and other purposes. This master-planned community development includes subdivisions for single- and multi-family housing, commercial/industrial areas and active adult communities. As of December 31, 1999, approximately 10,000 developed and developable single family acres remained in inventory at Poinciana, approximately 1,700 acres of which are zoned and/or planned for industrial and commercial property. Included within the 10,000 acres are approximately 4,300 acres of large, contiguous, debt-free parcels planned for active adult community development, which includes Solivita, our 3,300-acre active adult community. We anticipate opening and commencement of sales in the second quarter of 2000. (See "Real Estate Operations - Active Adult Community Development".)

         Avatar's housing programs in Poinciana include the residential communities of Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. During 1999, we received deposits on sales for 271 single-family homes with sales value of approximately $32,046. Recreational facilities owned by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club with a swimming pool and a community center. Avatar also owns and operates a cable television subsidiary at Poinciana.

         In 1999, Avatar acquired 1,130 acres of undeveloped land adjacent to Poinciana, Florida, at a purchase price of approximately $8,200 which is suitable for development consistent with our business strategy. The parcel includes approximately one-mile frontage along Lake Tohopekaliga, one of the largest lakes in Florida.

         Cape Coral, located on Florida's west coast seven miles west of Fort Myers, is a 60,700-acre community. On June 30, 1999, Avatar Properties Inc., a wholly-owned subsidiary, closed on the sale of substantially all of its previously owned real estate assets located in Cape Coral. The sales price was $44,859, subject to certain adjustments. The close-out of our remaining housing inventory in Cape Coral includes the residential communities of Emerald Cove, Cape Harbour, Rose Garden and scattered lot programs. After the June 30, 1999 sale of the Cape Coral assets, we retained approximately 740 acres of which approximately 692 acres are suitable for a planned community development.

         Rio Rico, located 57 miles south of Tucson, is a 55,000-acre community development in southern Arizona. Of approximately 12,500 acres owned by Avatar approximately 5,400 acres are considered developable and 7,100 acres include areas reserved for open space, areas which are not developable and areas for which development is not economically feasible. We own and operate a 180-room hotel complex, which is rated a Four-Diamond resort, an 18-hole Robert Trent Jones, Sr. designed championship golf course and a 36,800 square foot shopping center, which was completely occupied as of December 31, 1999. In 1999, we received deposits on sales of 65 single-family homes with sales value of approximately $7,642.

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

         The Natoma tract located in Woodland Hills in northwest Los Angeles County, California encompasses approximately 350 acres of land. Conceptual planning for this tract has been completed for 49 luxury homesites. An environmental impact report has been filed and has been accepted by the City of Los Angeles and documents are pending for Tentative Tract Map approval with the City. Currently, this property is being held for sale.

         At Golden Gate City, located east of Naples in southwest Florida, remaining inventory at December 31, 1999 consisted of 28 homesites. At Golden Gate Estates and Golden Gate Acres, remaining inventory as of December 31, 1999 consisted of 300 acres of land held for future use.

         Avatar's landholdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consists of approximately 800 homesites in inventory at December 31, 1999.

UTILITIES

         On April 15, 1999, Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar Utilities Inc., a wholly-owned subsidiary, closed on the sale of substantially all of their water and wastewater utilities assets located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida, to The Florida Governmental Utility Authority. Avatar maintains and operates the water and wastewater utilities operations in Rio Rico, Arizona, and has a financial interest in the water facility in North Ft. Myers Beach, Florida.

BUSINESS SEGMENT INFORMATION

         Avatar's business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note Q to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

EMPLOYEES

         As of December 31, 1999, Avatar employed approximately 474 individuals on a full-time or part-time basis, compared to 943 as of December 31, 1998. Reduction in the number of employees is primarily due to the sale of discontinued operations, sale of real estate assets at Cape Coral and leasing of the Poinciana resort facility. Avatar also utilizes on a daily basis such additional personnel as may be required in connection with various land development activities. Avatar's relations with its employees are satisfactory and there have been no work stoppages.

REGULATION

         Avatar's operations, including matters such as planning, zoning, design, construction of improvements, environmental considerations and sales activities are regulated by various local, regional, state and federal agencies, including the Federal Trade Commission. For its community developments in Florida and Arizona, state laws and regulations may require the filing of registration statements, copies of promotional materials and numerous supporting documents, and the delivery of an approved disclosure report to purchasers, prior to the execution of a sales contract. In addition to Florida and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development.

         Avatar's limited utilities operations and rate structures are regulated by various federal, state and county agencies and must comply with federal and state treatment standards. All sources of water and wastewater effluent are required to be tested on a regular basis and purified in order to comply with governmental standards.

         Avatar believes it is in compliance with applicable laws and regulations in all-material respects.

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

Item 2.    Properties

         Avatar's real estate operations are described in Item 1 above. Land developed and in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $107,645 at December 31, 1999.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Registrant

         Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000.

         The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 25, 2000), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

NAME                                   AGE                      OFFICE AND BUSINESS EXPERIENCE
----                                   ---                      ------------------------------
Leon Levy                              74                        Chairman of the Board since January 1981; General Partner,
                                                                 Odyssey Partners, L.P., a private investment partnership;
                                                                 Chairman of the Board of Oppenheimer Funds; Chairman of the Board
                                                                 of Oppenheimer Management Corp. from 1974 to 1985.

Gerald D. Kelfer                       54                        President since February 1997, Chief Executive Officer since July
                                                                 1997, Chairman of the Executive Committee since May 1999, Vice
                                                                 Chairman of the Board since December 1996, and a member of the
                                                                 Board of Directors since October 1996. Formerly a principal of
                                                                 Odyssey Partners, L.P. from July 1994 to February 1997; Executive
                                                                 Vice President, Senior General Counsel and Director of Olympia &
                                                                 York Companies (U.S.) from 1985 to 1994.

Jonathan Fels                          47                        President, Avatar Properties Inc. since December 1997; founding partner and President of various Brookman-Fels companies since
                                                                 July 1980.

Michael Levy                           41                        Executive Vice President and Chief Operating Officer, Avatar
                                                                 Properties Inc. since December 1997; partner and Vice President of various Brookman-Fels companies since April 1983.

Michael S. Rubin                       56                        President, Avatar Retirement Communities, Inc. since October
                                                                 1997; formerly President and Chief Operating Officer, Hilcoast
                                                                 Development Corp., from August 1992 to October 1997.




Dennis J. Getman                       55                        Executive Vice President since March 1984. Senior Vice President from September 1981 to March 1984 and General Counsel since
                                                                 September 1981.

Charles L. McNairy                     53                        Executive Vice President since September 1993 and Treasurer since
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

Lawrence  R. Sherry                    56                        Executive Vice President and Chief Financial Officer since
                                                                 January 1999; formerly Partner, Ernst & Young LLP from June 1995 to December 1998. Partner, Kenneth Leventhal and Company from
                                                                 1977 to June 1995.

Juanita I. Kerrigan                    53                        Vice President and Secretary since September 1980.






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

                                    PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

         The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 7,210 record holders of Common Stock at February 29, 2000.

         High and low quotations, as reported, for the last two years were:

                                                               QUOTATIONS
                                        ----------------------------------------------------------
              QUARTER ENDED                       1999                            1998
              -------------             -------------------------      ---------------------------
                                           HIGH           LOW             HIGH             LOW
                                        -----------    ----------      -----------      ----------
              March 31                  21.563         15.375          31.625           23.625

              June 30                   23.750         18.000          28.750           24.750

              September 30              22.000         18.250          28.125           16.500

              December 31               19.750         16.000          19.125           13.500

         Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends. Avatar is subject to certain restrictions on the payment of dividends as set forth in Item 8, "Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data

                 FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
                  Dollars in thousands (except per-share data)



                                                                         YEAR ENDED DECEMBER 31
                                                    --------------------------------------------------------------------
                                                        1999           1998          1997            1996        1995
                                                    -----------    -----------   ------------   ------------  ----------
STATEMENT OF INCOME DATA

Revenues                                                $ 190,690     $ 113,482     $ 96,016    $ 109,705    $ 65,144
                                                        =========     =========     ========    =========    ========

Loss from continuing operations after income taxes
  before discontinued operations
   and extraordinary items                              $  (1,030)    $ (17,720)    $(31,299)   $    (757)   $ (9,604)
                                                        =========     =========     ========    =========    ========

Discontinued operations:
  Income (loss) from discontinued operations
    less income tax expense of $659 for 1999
    and $0 for 1998, 1997, 1996, 1995                   $     634     $   3,643     $  4,310    $   1,797    $   (735)
  Gain on sale of discontinued operations, less
    income tax expense of $13,309 for 1999                 89,879          --           --           --          --
  Estimated loss on disposal, less income tax benefit
    of $817 for 1999 and $0 for 1998                       (1,333)*      (6,400)*       --           --          --

Extraordinary item:
Loss on early extinguishment of debt,
    less income tax expense of $0                            --          (2,308)        --           --          --
                                                        ---------     ---------     --------    ---------    --------

Net income (loss)                                       $  88,150     $ (22,785)    $(26,989)   $   1,040    $(10,399)
                                                        =========     =========     ========    =========    ========

BASIC AND DILUTED PER SHARE DATA:

Loss from continuing operations after income tax
  before discontinued operations and
  extraordinary items                                   $   (0.11)    $   (1.93)    $  (3.43)   $   (0.08)   $  (1.06)

Discontinued operations:
Income (loss) from discontinued operations                   0.07          0.40         0.47         0.19       (0.08)
Gain on sale of discontinued operations                      9.83          --           --           --          --
Estimated loss on disposal                                  (0.15)        (0.70)        --           --          --

Extraordinary item:
Loss on early extinguishment of debt                         --           (0.25)        --           --          --
                                                        ---------     ---------     --------    ---------    --------

Net income (loss)                                       $    9.64     $   (2.48)    $  (2.96)   $    0.11    $  (1.14)
                                                        =========     =========     ========    =========    ========




BALANCE SHEET DATA

                                                                        DECEMBER 31
                                              -------------------------------------------------------------------------
                                                   1999           1998           1997           1996           1995
                                              ------------- -------------- -------------- -------------- --------------
Total assets                                      $391,135       $472,991       $439,368       $443,185       $470,632
                                              ============= ============== ============== ============== ==============

Notes, mortgage notes and
  other debt                                      $119,468       $157,553       $107,235        $96,640       $122,501
                                              ============= ============== ============== ============== ==============

Stockholders' equity                              $193,577       $112,257       $135,042       $159,452       $158,412
                                              ============= ============== ============== ============== ==============


* Relates to an estimated loss on the disposal of the timeshare (vacation ownership) business. See Note U to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

        The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

         Avatar is engaged in real estate operations. Our primary activities include the development of active adult communities in Florida and residential communities in Florida and Arizona. In 1999, we disposed of certain non-core assets and may continue to do so in the future.

         In December 1998, we commenced development of our first planned active adult community in Poinciana, Florida. In addition to development and construction of housing products, active adult community development includes construction and operation of a variety of community amenities, including golf courses, health and fitness centers, restaurants and social and educational facilities.

         Our primary residential community development activities range from custom, semi-custom and mid-priced homebuilding to the operation of amenities and resorts, as well as a variety of related activities, including the development, leasing and management of improved commercial and industrial properties, cable television operations and property management services. We continue to own and operate the water and wastewater utilities at Rio Rico and have a financial interest in the water facility in North Ft. Myers Beach, Florida.

         ACTIVE ADULT COMMUNITIES. Recognizing the potential of highly amenitized communities to accommodate the active lifestyles of retirees and pre-retirees, in 1998 we commenced the design and development of a 3,300-acre active adult community, Solivita, within our Central Florida master-planned community of Poinciana. We have identified significant additional acreage within the community which may enable us to expand beyond the 3,300 acres.

         By the expected commencement of sales in the second quarter of 2000, approximately 100,000 square feet of recreation and service facilities will be available, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a cafe/newsstand and other meeting and theater facilities. We also substantially completed development of a Ron-Garl designed 18-hole golf course which incorporates many of the property's natural and manmade environmental features. Future plans include the development and construction of an additional 25,000 square feet of recreation and service facilities.

         We have financed development and construction of Solivita through available capital. However, we have formed a Community Development District which will issue tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, water and wastewater utilities and offsite roadways.

         The 3,300-acre Solivita community, which incorporates the natural topography of the land, its natural resources including more than 1,200 acres of wetlands and a spectacular oak hammock, is designed to accommodate in excess of 4,000 homes. Opening of the community is planned for the second quarter of 2000.

         We are considering the appropriate location for commencing the development of a second active adult community within Florida, either on property currently owned or in a joint venture with another property owner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        RESIDENTIAL DEVELOPMENT. Residential development activities are located in Poinciana and Harbor Islands in Hollywood, Florida and Rio Rico, Arizona. The residential activities in Cape Coral are in the closeout phase. We anticipate all remaining housing inventory, as of December 31, 1999, will be closed during 2000. In addition, during 1999, we began an evaluation to determine the feasibility and marketability of an appropriate product mix for the undeveloped parcels at Harbor Islands.

              The following table sets forth revenues and sales data derived from homebuilding operations for the years ended December 31, 1999, 1998 and 1997:

                                                                   YEAR ENDED DECEMBER 31
                                                        ---------------------------------------------
                                                            1999             1998           1997
                                                        --------------    -----------    ------------

              Revenues                                       $107,223        $71,494         $57,912
              Other data:
                   Number of units closed                         521            483             436
                   Number of units sold                           463            504             509
                   Number of units in backlog                     339            397             376



        COMMERCIAL AND INDUSTRIAL LAND SALES. Under our current real estate business strategy, we are focusing on developing, leasing and operating commercial and industrial properties rather than selling them. However, we intend to continue our policy of selling non-core assets as opportunities arise under prevailing market conditions. Revenues from commercial and industrial land sales were $5,045, $3,120 and $5,441 in 1999, 1998 and 1997, respectively.
Future demand for commercial and industrial land and facilities at our properties is expected to increase as a result of the development by both Avatar and other developers of homes and planned communities.

        RESORT OPERATIONS. During 1999, we reduced emphasis on resort operations by the sale of the Cape Coral Golf and Country Club and the leasing of the Poinciana Golf and Racquet Club operations. However, we believe that the Rio Rico Resort and Country Club enhances the value of the land in the surrounding areas of Rio Rico and we have retained ownership of that resort. The resort operations have generated revenues on an annual basis of $10,725, $13,591 and $13,787 in 1999, 1998 and 1997, respectively.

        OTHER REAL ESTATE REVENUES. We also generate revenues through the rental and lease of our community shopping centers and commercial operations in Poinciana and Rio Rico, the marina at Harbor Islands, cable television operation at Poinciana and property management services. Revenues from these operations were $5,757, $5,171 and $5,163 in 1999, 1998 and 1997, respectively.

        DISCONTINUED OPERATIONS. On April 15, 1999, Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar Utilities Inc., a wholly-owned subsidiary of Avatar, closed on the sale of substantially all of their water and wastewater utilities assets located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida to The Florida Governmental Utility Authority. On July 30, 1999, we exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries under a contract executed during the second quarter of 1999. We accounted for the Florida Utilities and vacation ownership operations as discontinued operations. Reference is made to Note U in Item 8 under the caption "Notes to Consolidated Financial Statements."

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

                                                                               COMPARISON OF
                                                                      TWELVE MONTHS ENDED DECEMBER 31
                                                                 -------------------------------------------
                                                                 1999 AND 1998           1998 AND 1997
                                                                 -------------------     -------------------
                                                                            INCREASE (DECREASE)
                                                                 -------------------------------------------
                                                                       CHANGE                  CHANGE
                                                                 -------------------     -------------------
    REVENUES
    Real estate sales                                                      $73,715                 $16,812
    Deferred gross profit on homesite sales                                   (943)                    265
    Interest income                                                          2,692                     263
    Trading account profit, net                                              1,948                     (71)
    Other                                                                     (204)                    197
                                                               -------------------     -------------------
         Total revenues                                                     77,208                  17,466

    EXPENSES
    Real estate expenses                                                    63,516                  13,269
    Real estate inventory write-down                                            --                 (14,667)
    General and administrative expenses                                      1,551                   1,593
    Interest expense                                                        (4,015)                  3,526
    Other                                                                       29                     166
                                                               -------------------     -------------------
        Total expenses                                                      61,081                   3,887
                                                               -------------------     -------------------

    Income before income taxes from continuing
        operations                                                          16,127                  13,579

    Income tax benefit                                                         563                      --
    Discontinued operations:
        Income (loss) from operations                                       (3,009)                   (667)
        Net income (loss) on sale of discontinued
          operations                                                        94,946                  (6,400)*

    Extraordinary item:
        Loss on early extinguishment of debt                                 2,308                  (2,308)
                                                               -------------------     -------------------

        Net income                                                        $110,935                  $4,204
                                                               ===================     ===================

* Relates to an estimated loss on the disposal of the time share (vacation ownership) business. See Note U to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

         Avatar uses the installment method of profit recognition for homesite sales. Under the installment method the gross profit on recorded homesite sales is deferred and recognized in income of future periods, as principal payments on contracts are received. Fluctuations in deferred gross profit result from collections of principal payments on contracts and cancellations from prior years' homesite sales.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


RESULTS OF OPERATIONS -- continued

         Data from homebuilding operations for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                                                            DECEMBER 31
                                                          1999                  1998                  1997
                                                  -----------------------------------------------------------------
UNITS CLOSED
  Number of units                                                   521                   483                  436
  Aggregate dollar volume                                      $107,223               $71,494              $57,912
  Average price per unit                                           $206                  $148                 $133

UNITS SOLD, NET
  Number of units                                                   463                   504                  509
  Aggregate dollar volume                                      $112,833               $99,162              $73,571
  Average price per unit                                           $244                  $197                 $145

BACKLOG
  Number of units                                                   339                   397                  376
  Aggregate dollar volume                                       $90,321               $84,711              $57,043
  Average price per unit                                           $266                  $213                 $152


         Operations for the years ended December 31, 1999, 1998 and 1997 resulted in income (loss) of $88,150, ($22,785) and ($26,989), respectively. The increase in income for 1999 compared to 1998 is primarily attributable to an increase in real estate contribution margin, interest income, trading account profits, a net gain from the sale of the discontinued operations and a decrease in interest expense partially mitigated by an increase in general and administrative expenditures. The decrease in the loss for 1998 compared to 1997 is primarily attributable to an increase in real estate contribution margin and an impairment loss during 1997 to the carrying amount of Harbor Islands partially mitigated by an increase in interest expense and general and administrative expenditures as well as an estimated loss on disposal of the discontinued vacation ownership operations.

         Avatar continued to develop a diversified mix of products and services by planning and developing active adult communities, introducing additional housing products, developing amenities and support facilities and converting land holdings into income producing operations.

         Gross real estate revenues increased $73,715 or 72.5% during 1999 when compared to 1998 and increased $16,812 or 19.8% during 1998 when compared to 1997. The increase in real estate revenues for 1999 when compared to 1998 is generally a result of increased residential homebuilding revenues and closings partially mitigated by a decrease in resort revenues as well as bulk and other land sales. Also contributing to the increase in real estate revenues for the year ended December 31, 1999 compared to 1998 was the sale of substantially all of Avatar's real estate assets located in Cape Coral, Florida for $44,859. Residential homebuilding revenues (including Harbor Islands) increased $35,729 or 50.0% in 1999 when compared to 1998. Housing units closed, excluding Harbor Islands, totaled 434 units with sales volume of $61,062 compared to 454 units with sales volume of $56,618 in 1998. Harbor Islands closed 87 units with sales volume of $46,161 during 1999 compared to 29 units with sales volume of $14,876 in 1998. The decrease in resort revenues is due to the sale of the Cape Coral Golf and Country Club and the leasing of the Poinciana Golf and Racquet Club operations. The increase in real estate revenues for 1998 when compared to 1997 was generally a result of increased closings at Avatar's residential communities in Poinciana, Cape Coral and Rio Rico and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


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

         Real estate expenses increased $63,516 or 59.5% during 1999 when compared to 1998 and increased $13,269 or 14.2% during 1998 when compared to 1997. The increases in real estate expenses for 1999 and 1998 is primarily a result of increased residential homebuilding expenses associated with an increase in residential homebuilding revenues and an increase in expenses associated with Solivita, Avatar's new active adult community in Poinciana. Also contributing to the increase in real estate expenses in 1999 is cost of sales of $37,930 associated with the sale of the Cape Coral real estate assets, the sale of 2,842 lots in Rio Rico that carried a book basis of $6,950 and a write-off of $2,317 of cancelled delinquent contracts at Poinciana, Cape Coral, Rio Rico and Leisure Lakes as these amounts were deemed uncollectible.

         Operating profits for residential homebuilding (including Harbor Islands) increased in 1999 and 1998 primarily due to increases in revenues and closings and the decrease in general homebuilding and marketing expenditures.

         The average selling price (excluding Harbor Islands) of housing units closed for 1999 was $141, an increase of 12.8% when compared to 1998. This increase is primarily attributable to the increase in sales price at Avatar's Poinciana community and remaining homebuilding activities at Cape Coral. The average selling price at Harbor Islands of housing units closed for 1999 was $531, an increase of 3.5% when compared to 1998. This increase is primarily due to the increased closings during 1999 of the higher-priced product at Harbor Islands. The average selling price (excluding Harbor Islands) of housing units closed for 1998 was $125, an increase of 15.8% when compared to 1997. This increase is primarily attributable to the increase in sales price at the Poinciana and Cape Coral communities. The average selling price at Harbor Islands of housing units closed for 1998 was $513, an increase of 27.0% when compared to 1997. This increase is primarily due to the increased closings during 1998 of the higher-priced Harbor Islands' Parcel 10 product. The average selling price (including Harbor Islands) of housing units in backlog of $266 at December 31, 1999 increased by 24.9% over 1998 due to the increased number of sales in backlog at Harbor Islands. The average selling price (including Harbor Islands) of housing units in backlog of $213 at December 31, 1998 increased by 40.1% over 1997 due to the increased number of sales in backlog at Harbor Islands.

         Interest income increased $2,692 or 49.3% during 1999 when compared to 1998 and increased $263 or 5.1% during 1998 when compared to 1997. The increase is primarily attributable to higher interest income earned during 1999 from the investment of the proceeds generated from the sale of Florida Utilities and Cape Coral assets. The increase in 1998 is primarily attributable to the interest income earned from the proceeds invested from the 7% Convertible Subordinated Notes due 2005 (Notes) issued February 2, 1998. The increases in 1999 and 1998 were partially offset by the decreases in interest income attributable to lower average aggregate balances of the contract and mortgage notes receivable portfolio, caused by collections and cancellations. The average balance of the receivable portfolio was $20,331, $32,735, and $51,006 for 1999, 1998 and 1997,
respectively. See Note D to the Consolidated Financial Statements included in
Item 8 of Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


RESULTS OF OPERATIONS - continued

         Trading account profit, net increased $1,948 for 1999 when compared to 1998. The trading account profit, net was $1,948, $0 and $71 for 1999, 1998 and 1997, respectively. Trading account profit, net represents realized and unrealized gains and losses related to the trading investment portfolio, net of commissions payable to investment advisors.

         General and administrative expenses increased $1,551 or 15.0% in 1999 compared to 1998 and increased $1,593 or 18.2% in 1998 compared to 1997. The increase in both 1999 and 1998 when compared to the previous periods is primarily attributed to increased executive compensation and professional fees.

         Interest expense decreased $4,015 or 31.5% in 1999 when compared to 1998 and increased $3,526 or 38.2% in 1998 when compared to 1997. The decrease in 1999 when compared to 1998 is primarily attributable to a reduction of the outstanding debt associated with real estate and notes collateralized by contracts and mortgage notes receivable. The increase in 1998 when compared to 1997 is primarily attributable to the interest expense incurred from the Notes issued February 2, 1998. Also contributing to the increase in interest expense is the reduction of $2,202 in capitalized interest in 1998 compared to 1997.

         Income from discontinued operations (vacation ownership and Florida utilities operations) before income taxes decreased $2,350 in 1999 when compared to 1998 and decreased $667 in 1998 when compared to 1997. Income before income taxes from the Florida Utilities operations decreased $3,988 in 1999 when compared to 1998 and increased $676 in 1998 when compared to 1997. The decrease in Florida utilities operations for 1999 compared to 1998 primarily results from reduced operations due to the sale of the assets of the Florida Utilities operations. The increase for 1998 compared to 1997 was a result of customer growth and increased contract management operations. On July 30, 1999, Avatar closed on the sale of its timeshare subsidiary under a contract executed during the second quarter of 1999. The net cash sales price was $3,497, subject to certain adjustments. In addition, Avatar revised the estimate of the net realizable value of the discontinued operations based on the July 30, 1999 closing and current business conditions. As a result, Avatar recorded an estimated loss on the disposal of the timeshare operations of $2,150 and $6,400 during 1999 and 1998, respectively, less income tax benefit of $817 and $0 for the year ended December 31, 1999 and 1998, respectively.

         For the year ended December 31, 1998, Avatar recorded a $2,308 extraordinary loss due to the early extinguishment of the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000. The extraordinary loss resulted from the unamortized portion of the discounts associated with the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000 written off upon extinguishment.

LIQUIDITY AND CAPITAL RESOURCES

         Avatar's current real estate business strategy is designed to capitalize on its distinct competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, upscale custom and semi-custom homes and communities, and commercial and industrial properties in its existing community developments. Avatar also seeks to identify additional sites that are suitable for development consistent with its business strategy and anticipates that it will acquire or develop them directly or through joint venture or management arrangements. Avatar's primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult communities, homebuilding construction in process, community infrastructure, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


LIQUIDITY AND CAPITAL RESOURCES - continued

cost of land. Avatar expects to fund its operations and capital requirements through a combination of cash, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings.

         On June 30, 1999, Avatar Properties Inc., a wholly-owned subsidiary, closed on the sale of substantially all of its real estate assets located in Cape Coral, Florida. The sales price was $44,859, subject to certain adjustments. The available net cash proceeds from the sale were approximately $37,000 after the payment of related indebtedness and expenses. Avatar retains a 692-acre site in northeast Cape Coral for potential future inclusion in its active adult community development operations.

         As described in "Results of Operations", substantially all of the assets used in the Florida Utilities operations were sold on April 15, 1999 for a cash sales price of $208,619, subject to certain adjustments. The transaction resulted in pre-tax proceeds of approximately $139,249, after payment of debt and expenses and redemption of utilities preferred stock.

         During 1999, Avatar invested $13,599 in an investment portfolio held as trading. This category is defined as including debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Avatar has recorded a trading account profit of $1,948 for the year ended December 31, 1999. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. The fair value of the investment portfolio was $8,867 at March 9, 2000 compared to $15,547 at December 31, 1999.

         On April 26, 1999 and January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $15,000 and $20,000, respectively, to purchase from time to time shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of December 31, 1999, Avatar utilized the $15,000 authorization with the repurchase of $2,633 principal amount of the Notes and $12,549 of its common stock.

         As of December 31, 1999, we had cash and marketable securities of approximately $158,800. We anticipate that after expenditures for completion of development of Solivita and expenditures related to development at Harbor Islands, we will have sufficient liquidity to enable us to realize opportunities on existing landholdings or new real estate opportunities we may identify.

         In 1999, net cash provided by operating activities amounted to $29,296, primarily as a result of the proceeds of approximately $37,000 from the sale of the real estate assets in Cape Coral; partially offset by a decrease in accounts payable and other liabilities of $6,029. Net cash provided by investing activities of $136,195 resulted from proceeds from the sale of Florida Utilities assets of $165,071 partially offset by investments in property, plant and equipment of $18,775 and marketable securities of $13,599. Net cash used in financing activities of $54,753 resulted primarily from repayment of $39,680 in land development and construction loans and the purchase of treasury stock of $12,549.

         In 1998, net cash used in operating activities amounted to $15,175 as a result of an increase in inventories, which included expenditures for land development and housing operations of $11,354, partially offset by principal payments collected on contracts receivable of $13,109. Net cash used in investing activities of $1,021 in 1998 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $44,857 resulted primarily from the net proceeds of $111,500 from the Notes after

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


LIQUIDITY AND CAPITAL RESOURCES - continued

repayment of $33,000 of the 8% and 9% Senior Debentures due 2000 and $42,354 in land, construction and development loans.

         In 1997, net cash used in operating activities amounted to $16,256, primarily as a result of expenditures used for land development and housing operations. Net cash provided by investing activities of $3,652 in 1997 resulted primarily from proceeds of the investment portfolio of $4,606 partially offset by investment in property, plant and equipment of $954. Net cash provided by financing activities of $10,595 resulted primarily from principal payments on revolving lines of credit and long-term borrowings of $51,584, less net proceeds from revolving lines of credit and long-term borrowings of $62,179.

         During the second quarter of 1999, Avatar repaid all unsecured and secured lines of credit, exclusive of timeshare credit facilities which were assumed by the buyer of the timeshare subsidiary on July 30, 1999.

EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

         Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect on the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 2000 will not be significant.

IMPACT OF TAX INSTALLMENT METHOD

         In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar will be required to pay compound interest on federal income taxes in 1999 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 1999. Avatar anticipates that the interest amount for 1999 will be approximately $930 net of tax benefits.

YEAR 2000

         The Year 2000 issue relates to computer systems programmed to use two digits rather than four to define the applicable year. Computer systems and other programmable devices utilizing time/date-sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the Year 2000 which could result in the computer or device shutting down, performing incorrect computations or performing inconsistently. Avatar conducted a comprehensive review of its computer systems to identify those systems that could have been affected by the Year 2000 issue and developed an implementation plan to resolve the issue. Because of the review and implementation plan, Avatar has not encountered any significant Year 2000 issues. Total expenditures related to the Year 2000 project were estimated to be less than $200.

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

History of Losses; Negative Cash Flow

         Avatar's net income of $88,150 in 1999 resulted primarily from the sale of discontinued operations. Historically, Avatar has experienced net losses from operations and sold non-strategic assets to fund operating deficits and utilized short-term borrowings to provide working capital. Net losses for 1998, 1997, 1995 and 1994 were approximately $22,785, $26,989, $10,339 and $14,621, respectively.

         Real estate development requires investment of substantial capital, a significant portion of which is expended before any revenues may be realized. Avatar may not achieve or sustain operating profitability or positive cash flows from operating activities until after 2000. If Avatar cannot achieve operating profitability or positive cash flow from operating activities, it may not be able to service or meet its other debt service or working capital requirements.

Real Estate Business Strategy

         Avatar's real estate business strategy is largely unproven, with little operating history to serve as the basis for a prediction of its probable success or failure. Implementation of the business strategy has required, and will continue to require, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees and the expenditure of significant amounts of capital. The loss of the services of certain members of the senior management team could have a material adverse effect on Avatar and, in particular, on the success of the real estate business strategy. In addition, Avatar's ability to manage growth and to redeploy its resources effectively will require it to continue to implement and improve its operational, financial and sales systems. There can be no assurance that Avatar will be able to compete successfully with its current or potential competitors or that the implementation of the current business strategy will be successful.

Real Estate, Economic, and Other Conditions Generally

         The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions (both where its communities and homebuilding operations are located and in areas where its potential customers reside), and changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes, wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on Avatar's financial conditions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


FORWARD-LOOKING STATEMENTS - continued

Interest Rates; Mortgage Financing

         Certain purchasers of Avatar's homes finance their purchases through third-party lenders providing mortgage financing. In general, housing demand is dependent on home equity, consumer savings and third-party financing and will be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. If mortgage interest rates increase or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases will be adversely affected, which may have an adverse effect on Avatar's financial condition.

Geographic Concentration

         Avatar's development activities are primarily focused on locations in Florida and therefore depend to a significant degree on the levels of immigration to Florida from outside the United States and in-migration to Florida from within the United States in addition to other local market conditions. Avatar's geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse project-specific matters. A decline in the economy in Florida could have an adverse effect on Avatar's financial condition.

Development of Communities

         Avatar's communities will be developed over time. Therefore, the medium- and long-term future of Avatar will be dependent on its ability to develop and market future communities successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals to construct project infrastructure, recreation centers, model homes and sales facilities and, where opportunities are suitable and appropriate, to acquire land. It generally takes several years for a community development to achieve cumulative positive cash flow. No assurance can be given that Avatar will successfully develop and market communities in the future. Avatar's inability to develop and market its communities successfully and to generate positive cash flows from such operations in a timely manner would have an adverse effect on its ability to service its debt and to meet its working capital requirements.

Access to Financing

         Avatar's business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Avatar anticipates incurring indebtedness to fund its real estate development activities. As of December 31, 1999, total consolidated indebtedness was $119,468 (including $112,367 outstanding principal of the 7% Convertible Subordinated Notes). There can be no assurance that the amounts available from internally generated funds, cash on hand and the sale of non-strategic assets will be sufficient to fund the anticipated operations. Avatar may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on favorable terms. If Avatar is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


FORWARD-LOOKING STATEMENTS - continued

Joint Venture Risks

         In connection with its business strategy, Avatar may seek joint venture arrangements with entities whose complementary resources or other business strengths will contribute to Avatar's competitive position. A joint venture may involve special risks associated with the possibility that a venture partner (i) at any time may have economic or business interests or goals that are inconsistent with those of Avatar, (ii) may take actions contrary to Avatar's instructions or requests or contrary to Avatar's policies or objectives with respect to its real estate investments or (iii) could experience financial difficulties. Actions by a venture partner may have the result of subjecting property owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or have other adverse consequences. As a participant in certain joint ventures, Avatar may be jointly and severally liable for the debts and liabilities of the joint venture. No assurance can be given that any joint venture arrangements entered into will achieve the results anticipated or otherwise prove successful.

Period-to-Period Fluctuations

         Avatar's real estate projects are long-term in nature. Sales activity at newly planned active adult communities and other real estate developments varies from period to period, and the ultimate success of any community cannot be determined from results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand or other reasons) than it does during later periods over the life of the community. Revenues and earnings will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among Avatar's communities and conventional homebuilding operations. Thus, the timing and amount of revenues arising from capital expenditures are subject to considerable uncertainty. The inability to manage effectively its cash flows from operations would have an adverse effect on the ability to service its debt and to meet its working capital requirements.

Competition

         Avatar's homebuilding, planned community development and other real estate operations are subject to substantial existing and potential competition (including increased competition from a number of national homebuilders that are entering or expanding their presence in planned community development). Some current and potential competitors have longer operating histories and greater financial, sales, marketing, technical and other competitive resources than Avatar. Existing and future competition may have an adverse effect on Avatar's financial condition.

Governmental Regulation and Environmental Considerations

         Avatar's business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and "no growth" or "slow growth" policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of its

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued


FORWARD-LOOKING STATEMENTS - continued

Governmental Regulation and Environmental Considerations - continued

developments. Various governmental approvals and permits are required throughout the development process (to the extent they have not already been obtained), and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. The incurrence of substantial compliance costs and the imposition of delays and other regulatory burdens could have a material adverse effect on Avatar's operations.

         Furthermore, various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of the hazardous substances. The presence of such hazardous substance at one or more properties, and the requirement to remove or remediate such substances, may result in significant cost.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         Avatar is subject to market risk associated with changes in interest rates. Certain purchasers of Avatar's homes finance their purchases through third-party lenders providing mortgage financing. In general, housing demand is dependent on home equity, consumer savings and third-party financing and will be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. A high interest rate environment would be likely to adversely affect Avatar's real estate results of operations and liquidity because of its negative impact on the housing industry. See Notes H and R (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of risks.)

Item 8.    Financial Statements and Supplementary Data

      Report of Independent Certified Public Accountants..........................................      27

      Consolidated Balance Sheets -- December 31, 1999 and 1998...................................      28

      Consolidated Statements of Operations -- For the years ended
           December 31, 1999, 1998 and 1997.......................................................      29

      Consolidated Statements of Stockholders' Equity -- For the years ended
           December 31, 1999, 1998 and 1997.......................................................      30

      Consolidated Statements of Cash Flows -- For the years ended
           December 31, 1999, 1998 and 1997.......................................................      31

      Notes to Consolidated Financial Statements..................................................      33

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                             ERNST & YOUNG LLP

Miami, Florida
March 9, 2000

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                  DECEMBER 31    DECEMBER 31
                                                                     1999           1998
                                                                  -----------    ------------
ASSETS
Cash and cash equivalents                                            $ 143,259    $  32,521
Restricted cash                                                          3,552        5,232
Investment in marketable securities                                     15,547         --
Contracts and mortgage notes receivables, net                            7,685       13,737
Other receivables, net                                                   3,328        4,257
Land and other inventories                                             157,473      170,555
Property, plant and equipment, net                                      41,384       26,366
Other assets                                                            14,774       11,724
Deferred income taxes                                                    4,133         --
Assets of discontinued operations                                         --        208,599
                                                                     ---------    ---------

        Total Assets                                                 $ 391,135    $ 472,991
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                                          $ 112,367    $ 130,000
  Notes, collateralized by contracts and mortgage notes receivable        --          9,060
  Real estate                                                            7,101       18,493
Estimated development liability for sold land                           18,605        8,671
Accounts payable                                                         8,997        3,385
Accrued and other liabilities                                           50,488       35,182
Deferred customer betterment fees                                         --         18,837
Liabilities of discontinued operations                                    --        137,106
                                                                     ---------    ---------
        Total Liabilities                                              197,558      360,734

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized:  15,500,000 shares
  Issued:  9,170,102 shares                                              9,170        9,170
Additional paid-in capital                                             157,141      151,422
Retained earnings (deficit)                                             39,815      (48,335)
                                                                     ---------    ---------
                                                                       206,126      112,257
Treasury stock, at cost, 764,164 shares                                (12,549)        --
                                                                     ---------    ---------
  Total Stockholders' Equity                                           193,577      112,257
                                                                     ---------    ---------

  Total Liabilities and Stockholders' Equity                         $ 391,135    $ 472,991
                                                                     =========    =========

See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per-share amounts)




                                                              FOR THE YEAR ENDED DECEMBER 31
                                                           -------------------------------------
                                                              1999          1998        1997
                                                           -----------   ----------  -----------
REVENUES

Real estate sales                                           $ 175,382    $ 101,667    $  84,855
Deferred gross profit on homesite sales                         3,320        4,263        3,998
Interest income                                                 8,155        5,463        5,200
Trading account profit, net                                     1,948         --             71
Other                                                           1,885        2,089        1,892
                                                            ---------    ---------    ---------
Total revenues                                                190,690      113,482       96,016

EXPENSES

Real estate expenses                                          170,344      106,828       93,559
Real estate inventory write-down                                 --           --         14,667
General and administrative expenses                            11,900       10,349        8,756
Interest expense                                                8,744       12,759        9,233
Other                                                           1,295        1,266        1,100
                                                            ---------    ---------    ---------
Total expenses                                                192,283      131,202      127,315
                                                            ---------    ---------    ---------
Loss from continuing operations before income taxes            (1,593)     (17,720)     (31,299)
Income tax benefit                                                563         --           --
                                                            ---------    ---------    ---------
Loss from continuing operations after income taxes             (1,030)     (17,720)     (31,299)

Discontinued operations:
    Income from discontinued operations, less income tax
        expense of $659 for 1999 and $0 for 1998 and 1997         634        3,643        4,310
    Gain on sale of discontinued operations, less income
        tax expense of $13,309 for 1999                        89,879         --           --
    Estimated loss on disposal, less
        income tax benefit of $817 for 1999
        and $0 for 1998                                        (1,333)      (6,400)        --
                                                            ---------    ---------    ---------

Income (loss) before extraordinary item                        88,150      (20,477)     (26,989)

Extraordinary item:
     Loss on early extinguishment of debt
       less income tax expense of $0                             --         (2,308)        --
                                                            ---------    ---------    ---------
Net income (loss)                                           $  88,150    ($ 22,785)   $ (26,989)
                                                            =========    =========    =========

Basic and Diluted EPS:
    Loss from continuing operations after income taxes      $   (0.11)   $   (1.93)   $   (3.43)
    Income from discontinued operations                     $    0.07    $    0.40    $    0.47
    Gain from the sale of discontinued operations           $    9.83         --           --
    Estimated loss on disposal                              $   (0.15)   $   (0.70)        --
    Loss from extraordinary item                                 --      $   (0.25)        --
    Net income (loss)                                       $    9.64    $   (2.48)      ($2.96)




See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                   ADDITIONAL      (DEFICIT)
                                                    COMMON          PAID-IN         RETAINED       TREASURY
                                                    STOCK           CAPITAL         EARNINGS        STOCK
                                                  ----------     -------------    ------------   ------------
Balance at  January 1, 1997                        $ 12,715       $ 207,271       $  1,439       $ 61,973
      Issuance of common stock                           75           2,503           --             --
      Retirement of treasury stock                   (3,620)        (58,352)          --          (61,973)
      Net loss                                         --              --          (26,989)          --
                                                   --------       ---------       --------       --------
Balance at December 31, 1997                          9,170         151,422        (25,550)          --
      Net loss                                         --              --          (22,785)          --
                                                   --------       ---------       --------       --------
Balance at December 31, 1998                          9,170         151,422        (48,335)          --
      Credit for income tax effect of
        utilizing pre-reorganization deferred
         income tax assets                             --             5,719           --             --
      Purchase of treasury stock                       --              --             --           12,549
      Net income                                       --              --           88,150           --
                                                   --------       ---------       --------       --------
Balance at December 31, 1999                       $  9,170       $ 157,141       $ 39,815       $ 12,549
                                                   ========       =========       ========       ========



There are 5,000,000 authorized shares of preferred stock, none of which are issued.

See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                        FOR THE YEAR ENDED DECEMBER 31
                                                                                ------------- -- -------------- -- ------------
                                                                                    1999             1998             1997
                                                                                -------------    --------------    ------------
OPERATING ACTIVITIES

Net income (loss)                                                                   $  88,150       ($ 22,785)      ($26,989)
Adjustments to reconcile net income (loss) to
   net cash  provided by (used in) operating activities:
     Depreciation and amortization                                                      3,313           3,672          2,346
     Gain on sale of Florida Utilities                                                (89,879)           --             --
     Loss on early extinguishment of debt                                                --             2,308           --
     Estimated loss on disposal of discontinued operations                              1,333           6,400           --
     Deferred gross profit                                                             (3,320)         (4,263)        (3,998)
     Inventory writedown                                                                 --              --           14,667
     Trading account profit, net                                                       (1,948)           --              (71)
     Changes in operating assets and liabilities:
       Restricted cash                                                                  1,680            (603)        (3,090)
       Principal payments on contracts receivable                                       8,588          13,109         14,435
       Receivables                                                                        784           1,736          3,444
       Other receivables                                                                  665          (1,644)           485
       Inventories                                                                     27,134         (11,354)       (13,375)
       Other assets                                                                       (91)           (790)        (7,730)
       Deferred income taxes                                                           (4,133)           --             --
       Accounts payable and accrued and other liabilities                              (6,029)          5,105          6,646
       Assets/liabilities of discontinued operations                                    3,049          (6,066)        (3,026)
                                                                                    ---------       ---------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    29,296         (15,175)       (16,256)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                           (18,775)         (1,021)          (954)
Net proceeds from sale of Florida Utilities assets                                    165,072            --             --
Net proceeds from sale of timeshare subsidiaries                                        3,497            --             --
Payment of investment in marketable securities                                        (13,599)           --             --
Proceeds from investment in marketable securities                                        --              --            4,606
                                                                                    ---------       ---------       --------
NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                                  136,195          (1,021)         3,652

FINANCING ACTIVITIES
Proceeds from issuance of 7% Convertible Subordinated Notes                              --           115,000           --
Payment of financing costs                                                               --            (3,450)          --
Proceeds from revolving lines of credit and long-term borrowings, net of fees             109           8,661         62,179
Principal payments on revolving lines of credit and long term borrowings              (39,680)        (75,354)       (51,584)
Repurchase of 7% Convertible Subordinated Notes                                        (2,633)           --             --
Purchase of treasury stock                                                            (12,549)           --             --
                                                                                    ---------       ---------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (54,753)         44,857         10,595
                                                                                    ---------       ---------       --------

INCREASE (DECREASE) IN CASH                                                           110,738          28,661         (2,009)
Cash and cash equivalents at beginning of year                                         32,521           3,860          5,869
                                                                                    ---------       ---------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $ 143,259       $  32,521       $  3,860
                                                                                    =========       =========       ========


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                              FOR THE YEAR ENDED DECEMBER 31
                                                                        ----------------------------------------
                                                                            1999          1998          1997
                                                                        -----------    ------------  -----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories                                                   $  4,118      $    --     $    --
Short term notes payable                                                       (4,118)          --          --
Contributions in aid of construction                                               --        1,791       5,250
Common stock                                                                       --           --          75
Additional paid in capital                                                         --           --       2,503

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest  - Continuing operations (net of amount capitalized of $1,257,
            $695 and $2,897 in 1999, 1998
            and 1997, respectively)                                          $  7,604       $8,663      $6,508
                                                                             ========       ======      ======

Interest  - Discontinued operations (net of amount capitalized of $33,
            $305 and $302 in 1999, 1998
            and 1997, respectively)                                          $  2,547       $4,757      $4,289
                                                                             ========       ======      ======

Income taxes paid                                                            $ 13,000       $ --        $ --
                                                                             ========       ======      ======




See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                  (Dollars in thousands except per-share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

GENERAL:

         Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana in central Florida near Orlando, Harbor Islands on Florida's east coast and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. Avatar's current and planned real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes); the development, leasing and management of improved commercial and industrial properties; operations of amenities and resorts; cable television operations and property management services.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:

         Avatar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $3,552 and $5,232 as of December 31, 1999 and 1998, respectively. These balances are comprised primarily of housing deposits that will become available when the housing contracts close.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

         Avatar evaluates the impairment of its long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. During 1997, Avatar recorded an inventory writedown of $14,667 to the carrying value of its Harbor Islands community; there have been no subsequent impairment losses recorded.

REVENUES:

         Sales of housing units are recognized when the sales are closed and title passes to the purchaser. Revenues from commercial land and bulk land sales are recognized in full at closing, provided the purchaser's initial investment is adequate, all financing is considered collectible and Avatar is not obligated to perform significant future activities.

PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are stated at cost and depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Depreciation, maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost.

INCOME TAXES:

         Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

         The cumulative effect of adopting Statement No. 109 for Avatar's utilities subsidiaries was not credited or charged to net income, but was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises. Until the sale of substantially all of the assets used in the Florida Utilities on April 15, 1999 (as described in Note U), the regulatory liabilities and regulatory assets were generally amortized to income or expense over the useful lives of the utilities systems and reflected probable future revenue reductions or increases from ratepayers.

CONTRIBUTIONS IN AID OF CONSTRUCTION:

         Advances from real estate developers and other direct contributions to utilities subsidiaries for plant construction are recorded as "Contributions in Aid of Construction." Prior to 1999, the account balance was amortized over the depreciable life of the utilities plant as an offset to depreciation expense. This was classified with discontinued operations. See Note U.

DEFERRED CUSTOMER BETTERMENT FEES:

         Amounts collected from customers for utilities improvements are classified as "Deferred Customer Betterment Fees." Prior to 1999 these fees were reclassified to "Contributions in Aid of Construction" when service to the customer began.

STOCK OPTIONS:

         Under Statement No. 123, "Accounting for Stock-Based Compensation", companies are allowed to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Avatar has elected to follow APB 25 and related interpretations in accounting for its employee stock options and has provided the appropriate disclosure in Note N to comply with Statement No. 123.

POSTRETIREMENT BENEFITS:

         Avatar accrues postretirement benefits (such as health care benefits) during the years an employee provides services. These benefits for retirees were previously provided only to employees of the utilities subsidiaries.

ADVERTISING COSTS:

         Advertising costs are expensed as incurred. For the years ended December 31, 1999, 1998 and 1997, advertising costs totaled $1,950, $2,414 and $3,749, respectively.

REPURCHASE OF COMMON STOCK AND NOTES

          On April 26, 1999 and January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $15,000 and $20,000, respectively, to purchase, from time to time, shares of Avatar's common stock and/or 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of December 31, 1999, Avatar utilized the $15,000 authorization with the repurchase of $2,633 principal amount of the Notes and $12,549 of its common stock.

EARNINGS PER SHARE:

         Earnings per share is computed based on the weighted average number of shares outstanding of 9,144,931 for 1999, 9,170,102 for 1998 and 9,113,595 for
1997. The computation of earnings per share for 1999 and 1998 did not assume the conversion of the Notes and employee stock options, as the effect of both would be antidilutive. The computation of earnings per share for 1997 did not assume the conversion of the employee stock options, as the effect would be antidilutive. There is no difference between basic and diluted earnings per share for 1999, 1998 and 1997.

USE OF ESTIMATES:

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results, however, could differ from those estimates.

RECLASSIFICATIONS:

         Certain 1998 and 1997 financial statement items have been reclassified to conform to the 1999 presentations.

NOTE B - REAL ESTATE SALES

         The components of real estate sales are as follows:

                                                                     FOR THE YEAR ENDED DECEMBER 31
                                                            -------------------------------------------------
                                                                 1999            1998              1997
                                                            ----------------  ------------     --------------
         Revenues from homebuilding activities                     $107,538       $71,494            $57,912
         Resort revenues                                             10,725        13,591             13,787
         Gross homesite sales*                                       1,458         8,291              2,552
         Proceeds from sale of Cape Coral assets                     44,859            --                 --
         Rental,  leasing,  cable and other
                real estate operations                                5,757         5,171              5,163
         Commercial/industrial land sales                             5,045         3,120              5,441
                                                            ----------------  ------------     --------------
                  Total real estate sales                          $175,382      $101,667            $84,855
                                                            ================  ============     ==============

*        Includes $6,555 of bulk land sales in 1998.

NOTE C - INVESTMENTS - MARKETABLE SECURITIES

         Avatar classifies its entire investment portfolio as trading. This category is defined to include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Avatar has recorded a trading account gain of $1,948 for the year ended December 31,1999. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. The fair value of the investment portfolio was $15,547 at December 31, 1999 with an aggregate cost of $13,599. As of December 31, 1999, the portfolio did not include any forward foreign exchange contracts. As of March 9, 2000 the fair value of the investment portfolio was $8,867.

NOTE D - CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:

                                                                              DECEMBER 31
                                                                ----------------------------------------
                                                                      1999                   1998
                                                                -----------------       ----------------
         Contracts and mortgage notes receivable                         $15,669                $24,992
                                                                -----------------       ----------------

         Less:
              Deferred gross profit                                        6,857                 10,532
              Other                                                        1,127                    723
                                                                -----------------       ----------------
                                                                           7,984                 11,255
                                                                -----------------       ----------------
                                                                          $7,685                $13,737
                                                                =================       ================

         Contracts and mortgage notes receivable were generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 1999 resulted from sales made to customers in the northeast.

         Contracts receivable are collectible primarily over a ten year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). Avatar generally requires that customers pledge the homesites as collateral for contracts and mortgages receivable and such collateral can be repossessed in the event of default. A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 1999 and 1998 were $2,827 or 17.84% and $3,542 or 14.17%, respectively. Estimated maturities for the five years subsequent to 1999 are 2000 - $4,551; 2001 - $3,346; 2002 - $2,678; 2003 - $2,135; and 2004 -
$1,551.

NOTE E - LAND AND OTHER INVENTORIES

         Inventories consist of the following:

                                                                                             DECEMBER 31
                                                                             --------------------------------------------
                                                                                    1999                    1998
                                                                             -------------------     --------------------

         Land developed and in process of development                                   $73,861                 $100,414
         Land held for future development or sale                                        33,784                   31,027
         Dwelling units completed or under construction                                  49,345                   38,590
         Other                                                                              483                      524
                                                                             -------------------     --------------------
                                                                                       $157,473                 $170,555
                                                                             ===================     ====================


NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

         The estimated cost to complete consists of required land and utilities improvements in all areas designated for homesite sales and are summarized as follows:

                                                                                        DECEMBER 31
                                                                               -------------------------------
                                                                                   1999             1998
                                                                               --------------   --------------
         Gross unexpended costs (net of recoveries
                 of $3,329 in 1999 and $11,112 in 1998)                              $19,848          $11,613
         Less costs relating to unsold homesites                                       1,243            2,942
                                                                               --------------   --------------
         Estimated development liability for sold land                               $18,605           $8,671
                                                                               ==============   ==============

         These estimates are based on annual engineering studies of quantities of work to be performed based on current estimated costs. These estimates are evaluated and adjusted accordingly.

         As a result of the Florida Utilities sale on April 15, 1999, Avatar became obligated to expend approximately $8,500 to complete water and wastewater utilities related to sold but unpiped homesites at the Poinciana subdivision. At the time these homesites were sold Avatar recorded amounts due from purchasers for the cost of utility improvements and classified these amounts as deferred customer betterment fees. Accordingly, the Florida Utilities sale is the primary cause for the increase in estimated development liability and a decrease in deferred customer betterment fees as of December 31, 1999.

         Expenditures, net of recoveries, for homesite improvement costs totaling $18,605 are estimated as follows: 2000-$3,000 and thereafter-$15,605. Because the timing of the expenditures after 2000 is dependent upon certain future occurrences beyond Avatar's control, projection by year after 2000 is not presently practicable.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment and accumulated depreciation consist of the following:

                                                                             DECEMBER 31
                                                                  ----------------------------------
                                                                        1999              1998
                                                                  -----------------   --------------
         Land and improvements                                             $10,660          $12,215
         Buildings and improvements                                         27,336           31,733
         Machinery,  equipment and fixtures                                  8,990           10,942
         Construction in progress                                           19,408                -
                                                                  -----------------   --------------
                                                                            66,394           54,890
         Less accumulated depreciation                                      25,010           28,524
                                                                  -----------------   --------------
                                                                           $41,384          $26,366
                                                                  =================   ==============

         Depreciation charged to operations during 1999, 1998 and 1997 was $1,863, $2,470 and $2,346, respectively.

         The increase in property, plant and equipment at December 31, 1999 as compared to December 31, 1998 is due to the capital expenditures from the development of Solivita's village center and golf course. Solivita is a 3,300-acre active adult community located within Avatar's central Florida master-planned community of Poinciana. Partially mitigating the increase was the sale of the operating property assets of the Cape Coral project located in Florida.

         Property, plant and equipment of discontinued operations include $164,751 for the Florida utilities operations as of December 31, 1998. Accumulated depreciation is $77,793 as of December 31, 1998. Amortization of contributions and advances in aid of construction of $0, $4,658 and $4,559 was incurred during 1999, 1998 and 1997, respectively.

NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT

        Notes, mortgage notes and other debt are summarized as follows:

                                                                            DECEMBER 31
                                                                  ---------------------------------
                                                                       1999              1998
                                                                  ---------------   ---------------
Corporate:
     7% Convertible Subordinated Notes                                  $112,367      $115,000
     Bank credit lines                                                      --          15,000
                                                                        --------      --------
                                                                        $112,367      $130,000
                                                                        ========      ========

Notes, collateralized by contracts and mortgage notes receivable:
     Bank credit lines                                                  $   --        $  9,060
                                                                        ========      ========

Real estate:
     Mortgage note obligations,  interest rates ranging from
         8.25% to 9.25%                                                 $   --        $  6,154
     6% Note payable, due 2000                                             4,119          --
     8% Note payable, due 2000                                               588           588
     Note payable, non-interest bearing, due 2000-2002                     2,394         2,380
     Development and construction loans,
         interest rates ranging from prime +1/2% to prime + 1 1/2%          --           9,371
                                                                        --------      --------
                                                                        $  7,101      $ 18,493
                                                                        ========      ========

         On February 2, 1998, Avatar issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were in part used to repay $33,000 aggregate principal amount outstanding of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. The early extinguishment of the 8% and 9% Senior Debentures resulted in an extraordinary loss of $2,308 pertaining to the unamortized portion of discounts associated with these debentures. During 1999, Avatar repurchased $2,633 principal amount of the Notes.

         During the second quarter of 1999 Avatar repaid all unsecured and secured lines of credit, exclusive of timeshare credit facilities which were assumed by the buyer of the timeshare subsidiary on July 30, 1999.

         Interest capitalized during 1999, 1998 and 1997 amounted to $1,257, $1,000 and $3,199, respectively.

         Maturities of notes, mortgage notes and other debt at December 31, 1999, are as follows:

                                CORPORATE           REAL ESTATE             TOTAL
                             ----------------     -----------------     -------------
         2000                  $          --               $ 5,801           $ 5,801
         2001                             --                   667               667
         2002                             --                   633               633
         2003                             --                    --                --
         2004                             --                    --                --
         Thereafter                  112,367                    --           112,367
                             ----------------     -----------------     -------------
                               $     112,367               $ 7,101          $119,468
                             ================     =================     =============



         Included in notes, mortgage notes and other debt is a related party note, payable to Brookman-Fels in installments commencing February 1, 1998 and ending November 1, 2002. Under the agreement as amended in 1999, the payment including interest, of $800 due November 1, 1999, was deferred and paid in January 2000. The outstanding principal balance at December 31, 1999 was $2,394.

        Notes, mortgage notes and other debt of discontinued operations at December 31, 1998 is summarized as follows:

     VACATION OWNERSHIP
     Notes, collateralized by contracts and mortgage notes receivable:
     Bank credit lines                                                                      $18,298
     Construction and development loans,
              interest rates at prime + 2-1/4%                                                3,647
                                                                                    ---------------
                                                                                            $21,945
                                                                                    ===============

     FLORIDA UTILITIES:
     Bank credit lines                                                                       $2,719
     Utilities first mortgage bonds due serially from
              1999-2007, interest rates ranging from 7.79% to 9.19%                          12,276
     Utilities senior notes, 7.27%                                                           18,000
     Utilities promissory notes, interest rates ranging from 6.3% to
              8.65%                                                                           6,224
                                                                                    ---------------
                                                                                            $39,219
                                                                                    ===============

NOTE I - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

         As of December 31, 1999 and 1998, preferred stock outstanding of the Florida Utilities (December 31, 1998 amounts are classified as Discontinued Operations - see Note U) owned by minority interests is as follows:

                                                                 DECEMBER 31
                                                     ------------------------------------
                                                          1999                1998
                                                     ---------------     ----------------
          9% cumulative preferred stock                     $    --               $5,400
        Other                                                    27                   72
                                                     ---------------     ----------------
                                                            $    27               $5,472
                                                     ===============     ================

         The Florida Utilities subsidiary's 9% cumulative preferred stock provided for redemption of a minimum of $1,800 of the preferred stock each year beginning in 1997. During each of the first quarters of 1999 and 1998, Avatar redeemed $1,800 of the preferred stock. In addition, during the second quarter of 1999, after the sale of Florida Utilities, the remaining $3,600 of preferred stock was redeemed. Charges to operations recorded as "Other Expenses" (see Note U - Discontinued Operations) relating to preferred stock dividends of subsidiaries amounted to $0 in 1999, $520 in 1998 and $681 in 1997.

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

         The following table sets forth the defined benefit plan's funded status as of December 31, 1999, 1998 and 1997 and the retirement expense recognized in the consolidated statements of operations for the years then ended.



                                                                                1999            1998           1997
                                                                             ----------      ----------      ---------
Actuarial present value of benefit obligations:
    Accumulated benefit obligation,  including vested
       benefits of  $4,709, $4,073 and $3,832, respectively                       $ 4,771       $ 4,296       $ 3,942
                                                                                  =======       =======       =======
Projected benefit obligation for services rendered to date                        $(5,430)      $(4,972)      $(4,574)
Plan assets at fair value                                                           5,201         5,235         4,604
                                                                                  -------       -------       -------
Projected benefit obligation less than plan assets                                   (229)          263            30
Unrecognized net gain                                                                 (91)         (407)         (271)
Prior service cost not yet recognized in net periodic pension cost                    220           268           315
Unrecognized net assets at January 1, 1986, net of amortization                       (15)          (29)          (43)
                                                                                  -------       -------       -------
Accrued pension cost included in accrued and other liabilities                    $  (115)      $    95       $    31
                                                                                  =======       =======       =======
Net retirement cost included the following components:
    Defined benefit plan:
      Service cost - benefits earned during the period                           $    228       $   200       $   204
      Interest cost on projected benefit obligation                                   370           333           307
      Actual return on plan assets                                                   (176)         (539)         (423)
      Net amortization and deferral                                                  (214)          200           122
                                                                                  -------       -------       -------
      Net pension cost                                                                208           194           210
    Defined contribution plan                                                         126           121           125
                                                                                  -------       -------       -------
         Total retirement expense                                                 $   334       $   315       $   335
                                                                                  =======       =======       =======
Change in benefit obligations:
    Projected benefit obligation at beginning of year                             $ 4,972       $ 4,574       $ 3,885
    Service cost                                                                      228           200           204
    Interest cost                                                                     370           333           307
    Loss on benefit obligation                                                         69            30           334
    Benefits paid                                                                    (209)         (165)         (156)
                                                                                  -------       -------       -------
    Projected benefit obligation at end of year                                   $ 5,430       $ 4,972       $ 4,574
                                                                                  =======       =======       =======
Change in plan assets:
    Plan assets at beginning of year                                              $ 5,235       $ 4,604       $ 4,060
    Employer contributions                                                           --             257           277
    Return on plan assets                                                             175           539           423
    Benefits paid                                                                    (209)         (165)         (156)
                                                                                  -------       -------       -------
    Plan assets at end of year                                                    $ 5,201       $ 5,235       $ 4,604
                                                                                  =======       =======       =======


         The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 7.5% in 1999, 1998 and 1997, rate of increase in future compensation levels of 5% in 1999, 1998 and 1997, and expected long-term rate of return on plan assets of 8% in 1999, 1998 and 1997.

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

The following table sets forth the plan's status as of December 31, 1999, 1998 and 1997:

                                                                                  1999           1998          1997
                                                                               ----------     ----------     ---------
Accumulated postretirement benefit obligation                                    ($1,808)      ($3,243)      ($2,908)
Plan assets at fair value                                                           --            --            --
                                                                                 -------       -------       -------
Accumulated postretirement benefit obligation in excess of
         plan assets                                                              (1,808)       (3,243)       (2,908)
Unrecognized net gain from past experience different from that
         assumed and from changes in assumptions                                  (3,479)       (2,163)       (2,320)
Unrecognized transition obligation                                                 2,178         2,334         2,489
                                                                                 -------       -------       -------
Accrued postretirement benefit cost
         included in accrued and other liabilities                               ($3,109)      ($3,072)      ($2,739)
                                                                                 =======       =======       =======
Net periodic postretirement benefit cost included the following components:
         Service cost                                                            $   125       $   186       $   170
         Interest cost on accumulated postretirement
            benefit obligation                                                       128           228           205
         Amortization of transition obligation over 20 years                         155           155           155
         Other                                                                      (358)         (200)         (217)
                                                                                 -------       -------       -------
         Net periodic postretirement benefit cost                                $    50       $   369       $   313
                                                                                 =======       =======       =======


         For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 1999, 1998 and 1997 was 8%, 6% and 10%, respectively; the rate of increase was assumed to remain at 6% for the year 2000 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing (decreasing) the assumed health care cost trend rates by one percentage point each year would increase (decrease) the accumulated postretirement benefit obligation as of December 31, 1999 by $2,092 and ($1,577) and the aggregate of the service and interest cost components of net periodic postretirement benefit for the year then ended by $300 and ($216).

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1999, 1998 and 1997.

NOTE L - LEASE COMMITMENTS

         Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2009. Rental expenses for the years 1999, 1998 and 1997 were $1,584, $1,747, and $2,089, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 1999 were as follows: 2000 - $1,022; 2001 - $671; 2002 -
$629; 2003 - $630; 2004 -$630; thereafter $2,800.

NOTE M - ACCRUED AND OTHER LIABILITIES

         Accrued and other liabilities are summarized as follows:

                                                                        DECEMBER 31
                                                               -------------------------------
                                                                   1999             1998
                                                               --------------   --------------
        Property taxes                                                $1,259           $4,662
        Customer deposits and advances                                16,401           14,734
        Interest                                                       2,398            2,258
        Accrued treasury stock                                         9,708               --
        Other                                                         20,722           13,528
                                                               --------------   --------------
                                                                     $50,488          $35,182
                                                               ==============   ==============

         As of December 31, 1999, certain incentive compensation agreements with employees provided for a cash payment (to the extent vested), within ten days following the respective fifth anniversary date (payment terms are subject to renewal agreements) of the respective agreement (or the termination date, if earlier), in an amount equal to the excess of a formula amount based upon the closing prices of Avatar common stock during a specified period prior to the respective fifth anniversary date (or termination date, if earlier) over the closing price of Avatar common stock on the date of the respective agreement (strike price). Each eligible employee will vest in the rights to this incentive compensation with respect to one-fifth thereof in each of the first through fifth anniversaries, subject to certain terms and conditions of the contracts should their employment status change prior to the fifth anniversary. For the years ended December 31, 1999, 1998 and 1997, the Company recorded incentive compensation of $0, ($351) and ($471), respectively, associated with these agreements. As of December 31, 1999, the closing price of Avatar common stock was lower than the defined strike price. There is no liability for incentive compensation included in other liabilities at December 31, 1999 and 1998.

NOTE N - STOCK OPTIONS

         Avatar's 1997 Incentive and Capital Accumulation Plan (the "Incentive Plan") was adopted by the Incentive Plan Committee (Committee), ratified by the Board of Directors on February 13, 1997 and approved by the stockholders at the Annual Meeting on May 29, 1997. The Incentive Plan makes available 425,000 shares of Avatar common stock subject to certain adjustments. On February 13, 1997 Avatar entered into a Nonqualified Stock Option Agreement (the Options) with the Avatar's President and granted him an option to purchase 225,000 shares of Avatar common stock at $34 per share (such price being in the judgment of the Incentive Plan Committee not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options become exercisable with respect to 45,000 shares on February 13, 1998 and on each February 13 thereafter through 2002, and any unexercised portion of the Options will expire on February 13, 2007.

         On February 19, 1999, Avatar entered into Nonqualified Stock Option Agreements with certain members of management and granted them options to purchase 160,000 shares of Avatar common stock at $25 per share (such price being in the judgment of the Committee not less than 100% of the Fair Market Value as defined in the Incentive Plan). The Options become exercisable at a rate of 33 1/3% on February 19, 2000 and on each February 19 thereafter through 2002, and any unexercised portion of the Options will expire on February 19, 2009.

         On April 9, 1999, Avatar entered into a Nonqualified Stock Option Agreement with an individual who is now a former member of management, under which agreement an option to purchase 30,000 shares of Avatar common stock at $25 per share was granted (such price being in the judgment of the Committee not less than 100% of the Fair Market Value as defined in the Incentive Plan). The Options will become exercisable at a rate of 50% each on April 1, 2000 and 2001, and any unexercised portion of the Options will expire on April 1, 2009.

         A summary of the status of the Incentive Plan as of December 31, 1999 and 1998 and changes during the years then ending is presented below:



                                                            OPTIONS                  WEIGHTED-AVERAGE
                                                            (000's)                   EXERCISE PRICE
                                                       1999         1998             1999         1998
                                                   --------------------------    --------------------------
         Outstanding at beginning of year                   225          225              $34          $34
         Granted                                            190           --               25           --
         Exercised                                           --           --               --           --
         Forfeited                                           --           --               --           --
                                                   --------------------------    --------------------------
         Outstanding at end of year                         415          225              $30          $34
                                                   ==========================    ==========================
         Exercisable at end of year                          90           45

         Weighted-average per share
              fair value of options
              granted during the year                     $8.42          $--
                                                   ==========================

         Avatar applies APB 25 and related interpretations in accounting for the Incentive Plan. No compensation expense was recognized in 1999 and 1998 because all stock options granted have an exercise price greater than the average market value of Avatar's stock on the date of grant. If Avatar had elected to account for the Incentive Plan under Statement No. 123, compensation cost for the Incentive Plan would have been determined based on the fair value at the grant dates. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average per share, fair value of options granted and assumptions:

                             WEIGHTED-AVERAGE OF           RISK-FREE             EXPECTED           DIVIDEND
    DATE OF GRANT               OPTIONS GRANTED           INTEREST RATE         VOLATILITY           YIELD           EXPECTED LIFE
----------------------     --------------------------    -----------------    ----------------    -------------     ---------------
    February 1997                   $16.59                    6.38%                17.6%              0.0%             10 Years
    February 1999                    $8.49                    5.06%                31.3%              0.0%             10 Years
    April 1999                       $8.06                    5.27%                31.3%              0.0%             10 Years


         The following table summarizes pro forma income from continuing operations, net income (loss) and earnings per share in accordance with Statement No. 123 for the years ended December 31, 1999 and 1998:

                                                                  AS REPORTED                       PRO FORMA
                                                               1999          1998             1999            1998
                                                           ---------------------------   --------------------------------
Loss from continuing operations                              ($1,030)     ($17,720)         ($2,260)       ($18,467)
Net income (loss)                                            $88,150      ($22,785)         $86,920        ($23,532)

Basic and Diluted Per Share Data:
     Loss from continuing operations                          ($0.11)       ($1.93)          ($0.25)         ($2.01)

     Net income  (loss)                                        $9.64        ($2.48)           $9.50          ($2.57)

NOTE O - INCOME TAXES

         Avatar anticipates that its 1999 consolidated federal income tax return will reflect the utilization of $62,433 of net operating loss carryforward and $3,637 of alternative minimum tax credit and investment tax credit carryforwards from its 1998 consolidated federal income tax return. The Internal Revenue Service has not examined these carryforwards.

         Avatar has recorded a valuation allowance of $30,000 with respect to the deferred income tax assets that remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $3,300 which, if utilized, will be credited to additional paid-in capital. During 1999, Avatar decreased the valuation allowance by $29,000, which is primarily attributable to the full utilization of the net operating loss carryover. Included in this valuation allowance was $5,719, which was credited to additional paid in capital representing the benefit of utilizing deferred income tax assets, which were generated in years prior to re-organization on October 1, 1980.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                               1999           1998
                                                                          -------------    -----------
Deferred income tax assets
        Net operating loss carryover                                        $     --       $ 27,000
        Tax over book basis of land inventory                                 25,000         31,000
        Unrecoverable land development costs                                   1,000          3,000
        Tax over book basis of depreciable assets                              4,000          5,000
        Alternative minimum tax and investment tax credit carryforward            --          4,000
        Attributable to Discontinued Operations                                   --          4,000
        Other                                                                  5,133          1,000
                                                                            --------       --------
Total deferred income tax assets                                              35,133         75,000

        Valuation allowance for deferred income tax assets                   (30,000)       (59,000)
                                                                            --------       --------
Deferred income tax assets after valuation allowance                           5,133         16,000

Deferred income tax liabilities
        Book over tax income recognized on homesite sales                     (1,000)        (2,000)
        Attributable to discontinued operations                                   --        (14,000)
                                                                            --------       --------
Total deferred income tax liabilities                                         (1,000)       (16,000)
                                                                            --------       --------
Net deferred income taxes                                                   $  4,133       $     --
                                                                            ========       ========


         A reconciliation of income tax expense (credit) before discontinued operations to the expected income tax expense (credit) at the federal statutory rate of 35%, 34% and 34% for the year ended December 31, 1999, 1998 and 1997, respectively, is as follows:

                                                                1999          1998         1997
                                                                ----          ----         ----
Income tax expense (credit) computed
     at statutory rate                                         ($558)      ($6,025)      ($10,642)
Income tax effect of non-deductible dividends
     on preferred stock of subsidiary                           --             177            232
State income tax  expense (credit), net of federal effect        (52)         (676)        (1,207)
Other                                                             47           524           (383)
Discontinued Operations and Extraordinary Items                 --          (2,000)         2,000
Change in valuation allowance on deferred tax assets            --           8,000         10,000
                                                               -----       -------       --------
Income tax benefit                                             ($563)       $  --         $  --
                                                               =====       =======       ========

         In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar will be required to pay compound interest on federal income taxes in 1999 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 1999. Avatar anticipates that the interest amount for 1999 will be approximately $930 net of tax benefits. This is a component of the tax expense on the gain on sale of discontinued operations. Avatar made a $13,000 estimated tax payment during 1999.

NOTE P - CONTINGENCIES

         Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matter cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial statements.

         In May 1995, a wastewater rate increase was filed for the North Fort Myers Division of Florida Cities Water Company (FCWC), a utilities subsidiary of Avatar. In November 1995, the Florida Public Service Commission (FPSC) issued an order authorizing a rate increase of approximately 18% (an annualized revenue increase of approximately $378). Following a challenge to the order by the Office of Public Counsel (the customer advocate) and certain customers, FCWC requested implementation of the rates granted in the order. After a hearing, the FPSC issued a new order in September 1996 authorizing final rates which were approximately 5% lower than rates in effect prior to the rate increase filing. FCWC filed an appeal with the District Court of Appeal of Florida, First District (DCA) and in January 1998, DCA reversed and remanded the September 1996 order. By order dated April 14, 1998, the FPSC ordered the record reopened and scheduled a hearing in December 1998 to take testimony on one issue remanded by the DCA. FCWC's challenge of this FPSC action was denied by the DCA on June 17, 1998 and the remand hearing was held on December 8 and 9, 1998. On April 8, 1999, the FPSC rendered its Final order which did not reflect a material change in its position on the issue in dispute. On April 15, 1999, FCWC sold the plant assets which are the subject of this rate matter, however, this sale did not jeopardize FCWC's right to appeal the FPSC Final order. On May 10, 1999, FCWC filed a notice of appeal of the FPSC Final order to the DCA and by DCA order dated December 6, 1999, FCWC was granted until February 14, 2000 to file its initial brief. FCWC filed the brief on February 11, 2000. The rates implemented in January 1996 were collected by FCWC until April 15, 1999 and approximately $838 plus interest is subject to refund pending ultimate resolution of this matter. After the sale of the plant assets, which are the subject of this matter, FCWC recorded a reserve on its balance sheet in the amount of $838 to cover refunds and recorded interest liability applicable thereto in the amount of $113. Notwithstanding, FCWC believes that there is a reasonable basis it will prevail in this matter.

NOTE Q - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

          Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana in central Florida near Orlando, Harbor Islands on Florida's east coast and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. Current and planned real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes); the development, leasing and management of improved commercial and industrial properties; operation of amenities and resorts; cable television operations and property management services.

         The following table summarizes information for reportable segments for the years ended December 31, 1999, 1998 and 1997:

                                             FOR THE YEAR ENDED DECEMBER 31
                                           ----------------------------------
                                           1999            1998          1997
                                           ----            ----          ----
REVENUES:
Segment revenues
     Residential development              $108,386      $ 73,230      $58,924
     Active adult                             --            --           --
     Resorts                                10,725        13,591       13,787
     Commercial and industrial               5,045         3,120        5,441
     Rental, leasing, cable and
        other real estate operations         5,757         5,171        5,163
     All other                              46,618         7,850        2,765
                                          --------      --------      -------
                                           176,531       102,962       86,080

Unallocated revenues
     Deferred gross profit                   3,320         4,263        3,998
     Interest income                         8,155         5,463        5,200
     Trading account profit, net             1,948          --             71
     Other                                     736           794          667
                                          --------      --------      -------
Total revenues                            $190,690      $113,482      $96,016
                                          ========      ========      =======


                                                      FOR THE YEAR ENDED DECEMBER 31
                                                ----------------------------------------
                                                    1999          1998          1997
                                                -----------    ----------    -----------

OPERATING INCOME (LOSS):
Segment operating income (loss)
     Residential development                     $ 14,129       $    413       $ (4,314)
     Active adult                                  (3,409)        (1,074)          (150)
     Resorts                                         (106)        (1,454)        (1,853)
     Commercial and industrial                      3,798          1,863          4,810
     Rental, leasing, cable and
        other real estate operations                1,391          1,229          1,073
     All other                                          5          4,022            406
                                                 --------       --------       --------
                                                   15,808          4,999            (28)
     Unallocated income (expenses)
        Deferred gross profit                       3,320          4,263          3,998
        Interest income                             8,155          5,463          5,200
        Trading account profit, net                 1,948             --             71
        Real estate inventory write-down             --               --        (14,667)
        General and administrative expenses       (11,900)       (10,349)        (8,756)
        Interest expense                           (8,132)       (11,115)        (7,013)
        Other                                     (10,792)       (10,981)       (10,104)
                                                 --------       --------       --------
Loss from continuing operations                  $ (1,593)      $(17,720)      $(31,299)
                                                 ========       ========       ========


                                                                DECEMBER 31
                                                    ----------------------------------
                                                         1999               1998
                                                    ---------------     ---------------
ASSETS:
Segment assets
     Residential development                                $72,371           $87,795
     Active adult                                            51,144            19,710
     Resorts                                                  4,903             9,318
     Commercial and industrial                               11,844            14,081
     Rental, leasing, cable and
        other real estate operations                          4,465            10,685
     Discontinued assets                                         --           208,599
     Unallocated assets                                     246,408           122,803
                                                    ---------------     ---------------
Total assets                                               $391,135          $472,991
                                                    ================    ==============

(a)  Avatar's businesses are primarily conducted in the United States.
(b) Identifiable assets by segment are those assets that are used in the operations of each segment.
(c) No significant part of the business is dependent upon a single customer or group of customers.
(d) Bulk land sales, Arizona utilities, sale of Cape Coral assets and the cost to carry land do not qualify individually as separate reportable segments and are included in all other.
(e) Included in segment profit/(loss) for 1999 is interest expense of $268, $59 and $285 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for 1998 is interest expense of $932, $159 and $553 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for 1997 is interest expense of $1,573, $152 and $495 from residential development, resorts and rental/leasing, respectively.

(f) Included in operating profit/(loss) for 1999 is depreciation expense of $195, $1,012, $507 and $149 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 1998 is depreciation expense of $256, $1,264, $634 and $316 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 1997 is depreciation expense of $434, $1,248, $423 and $241 from residential development, resorts, rental/leasing and unallocated corporate, respectively.

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of Avatar's financial instruments, all of which are held for purposes other than trading, except for investments in marketable securities, at December 31, 1999 and 1998, are as follows:



                                                              1999                              1998
                                                   ----------------------------     -------------------------
                                                      CARRYING        FAIR            CARRYING       FAIR
                                                       AMOUNT         VALUE            AMOUNT        VALUE
                                                   -------------  -------------     -----------  ------------
Cash and cash equivalents                               $143,259      $143,259      $ 32,521      $ 32,521
Restricted cash                                            3,552         3,552         5,232         5,232
Investment in marketable securities                       15,547        15,547          --            --
Contracts and mortgage notes receivables, net              7,685         7,611        13,737        13,412
Other receivables, net                                     3,328         3,328         4,257         4,257
Notes, mortgage notes and other debt:
Corporate:
    Short term bank credit lines                            --            --          15,000        15,000
   Convertible Subordinated Notes                        112,367        97,057       115,000        94,875
                                                        --------      --------      --------      --------
        Total corporate                                 $112,367      $ 97,057      $130,000      $109,875
                                                        ========      ========      ========      ========

Notes, collateralized by contracts and mortgage
   notes receivable                                     $   --        $   --        $  9,060      $  9,060
                                                        ========      ========      ========      ========

Real estate:
   Note payable                                         $  7,101      $  6,761      $  2,968      $  2,587
   Short term development and construction loans            --            --           2,804         2,804
   Long term development and construction loans             --            --          12,721      $ 12,434
                                                        --------      --------      --------      --------
        Total real estate                               $  7,101      $  6,761      $ 18,493      $ 17,825
                                                        ========      ========      ========      ========


Discontinued Operations:
   Cash and cash equivalents and restricted cash        $   --        $   --        $    773      $    773
   Contracts and mortgage notes receivables, net            --            --          22,861        22,903
   Other receivables, net                                   --            --           4,278         4,278
   Notes, collateralized by contracts and mortgage
      notes receivable                                      --            --          18,298        18,346
   Real estate                                              --            --           3,647         3,534
   Utility short term bank credit lines                     --            --           2,719         2,719
   Utility mortgage obligations, first mortgage
      bonds and promissory notes                            --            --          36,500        34,262

     Avatar, in estimating the fair value of financial instruments, used the following methods and assumptions:

     Cash and cash equivalents and restricted cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

     Contracts and mortgage notes receivables: The fair value amounts of the contracts, mortgage notes and other receivables are estimated based on a discounted cash flow analysis.

     Other receivables: The carrying amount reported in the balance sheet for other receivables approximates its fair value.

     Notes, mortgage notes and other debt: The carrying amounts of the borrowings under its short term bank credit lines and short term development and construction loans approximate their fair value. The fair values of mortgage obligations, mortgage bonds and promissory notes are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

     Convertible Subordinated Notes: At December 31, 1999, the fair values of the notes are estimated based on quoted market prices.

NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1999 and 1998 is as follows:

                                                                                 1999 QUARTER
                                                       ------------------------------------------------------------------
                                                          FIRST           SECOND           THIRD             FOURTH
                                                       -------------   --------------  ---------------   ---------------
Net revenues                                                $30,413           $76,579         $34,682           $49,016
Expenses                                                     32,613            69,279          36,287            54,104
                                                      -------------    -------------- ---------------   ---------------
Income (loss) from continuing operations                     (2,200)            7,300          (1,605)           (5,088)
Income tax expense (benefit)                                   (795)            2,773            (617)           (1,924)
Income (loss) from discontinued operations                      808            93,464          (4,514)             (578)
                                                      -------------    -------------- ---------------   ---------------
Net income (loss)                                             ($597)          $97,991         ($5,502)          ($3,742)
                                                      =============    ============== ===============   ===============
    Basic and Diluted EPS:
      Net income (loss)                                      ($0.06)           $10.69          ($0.60)           ($0.39)
                                                      =============    ============== ===============   ===============


                                                                                 1998 QUARTER
                                                       ------------------------------------------------------------------
                                                          FIRST           SECOND           THIRD             FOURTH
                                                      -------------   --------------   --------------   ---------------
Net revenues                                                $24,485          $27,781          $21,668           $39,548
Expenses                                                     28,297           31,635           28,311            42,959
                                                      -------------   --------------   --------------   ---------------
Loss from continuing operations                              (3,812)          (3,854)          (6,643)           (3,411)
Income (loss) from discontinued operations                    1,045             (392)           1,086            (4,496)
(Loss) on early extinguishment of debt                       (2,308)              --               --                --
                                                      -------------   --------------   --------------   ---------------
Net loss                                                    ($5,075)         ($4,246)         ($5,557)          ($7,907)
                                                      =============   ==============   ==============   ===============
    Basic and Diluted EPS:
      Net loss                                               ($0.55)          ($0.46)          ($0.61)           ($0.86)
                                                      =============   ==============   ==============   ===============



1) During the second quarter of 1999, Avatar closed on the sale of substantially all of its real estate assets located in Cape Coral, Florida for a pre-tax gain of $6,929.

2) During the second quarter of 1999, Avatar closed on the sale of substantially all of the assets used in the Florida Utilities operations for an after tax gain of $89,879.

3) During the fourth quarter of 1999, Avatar closed on the sale of 2,842 lots in Rio Rico for a pre-tax loss of $6,947 and recorded an expense of $2,317 for cancelled delinquent contracts at Poinciana, Cape Coral, Rio Rico and Leisure Lakes as these amounts were deemed uncollectible.

4) Avatar recorded $1,333 (net of income tax benefit of $817) estimated losses on the disposal of the discontinued vacation ownership operations during the second quarter of 1999. Avatar recorded $2,000 and $4,400 estimated losses on the disposal of the discontinued vacation ownership operations during the second and fourth quarters of 1998, respectively.

NOTE T -DEVELOPMENTS

         In accordance with plans to develop active adult communities, Avatar acquired, on October 3, 1997, key executives, systems and software from Hilcoast Development Corp. (Hilcoast), the developers of Century Village, in exchange for 75,000 shares of Avatar common stock. This acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired assets is being amortized using the straight-line method over 10 years. Amortization of the excess purchase price was $281 for the years ended December 31, 1999 and 1998.

         In order to expand its upscale homebuilding business, Avatar, on December 4, 1997, entered into an asset purchase agreement to acquire certain assets of Brookman-Fels, Jeff Ian, Inc. (Brookman-Fels), and employed, as officers, the three partners, for an aggregate of $3,899 payable (including $885 of imputed interest) in installments commencing February 1, 1998 and ending November 1, 2002. This acquisition was accounted for as a purchase. The excess purchase price over the estimated fair value of the acquired assets is being amortized using the straight-line method over 5 years. Amortization of the excess purchase price was $630 for the years ended December 31, 1999 and 1998. Brookman-Fels is a well-known regional developer of custom and semi-custom homes and single-family residential communities in South Florida.

         During 1997, a subsidiary entered into a joint venture and construction management agreement with a subsidiary of Brookman-Fels for the development of certain parcels at Harbor Islands. On June 1, 1998, Avatar paid $1,995 to acquire certain assets from its joint venture partner at Harbor Islands, and the joint venture and construction management agreements were modified whereby Avatar's subsidiary receives a 6% construction management fee to manage construction at Harbor Islands. The purchase price approximated the estimated fair value of the acquired assets, therefore, no goodwill was recorded in connection with this transaction. The purchase price is being expensed through cost of real estate sales, using the straight-line method over 4 years. Avatar expensed through cost of real estate sales $499 and $291 for the years ended December 31, 1999 and 1998, respectively.

         On June 1, 1998, a newly formed Avatar subsidiary and Brookman-Fels at Presidential Estates formed a joint venture and an Avatar subsidiary entered into a construction management agreement for Presidential Estates. Avatar's subsidiary receives a 6% construction management fee to manage construction at Presidential Estates. Avatar paid $588 for a 49% interest in the joint venture and a 50% interest in the profits in the form of a promissory note, bearing interest at an annual rate of 8%, payable, together with accrued interest, upon the closing of agreed upon units.

NOTE U - DISCONTINUED OPERATIONS

          During 1997, Avatar developed a formal plan for the disposition of its timeshare business. On July 30, 1999, Avatar closed on the sale of its timeshare subsidiaries under a contract executed during the second quarter of 1999. The net cash sales price was $3,497, subject to certain adjustments. Avatar revised the estimate of the net realizable value of the discontinued operations based on the July 30, 1999 closing and current business conditions. As a result, Avatar recorded an estimated loss on the disposal of the timeshare operations of $2,150 and $6,400 for the year ended December 31, 1999 and 1998, respectively, less income tax benefit of $817 and $0, respectively. Operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         On April 15, 1999, two operating subsidiaries closed on the sale of substantially all of the assets used in their Florida Utilities operations for a cash sales price of $208,619 subject to certain adjustments. The sale transaction resulted in a gain of $89,879, net of income tax expense of $13,309 that is classified in the accompanying consolidated statement of operations as a gain from the sale of discontinued operations. For December 31, 1998 net assets and liabilities of the Florida Utilities operations have been segregated from the continuing operations in the accompanying balance sheets. Operating results for the years ended December 31, 1999, 1998 and 1997 are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         Consolidated operating results relating to the discontinued operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                1999
                                                      ----------------------------------------------------------
                                                           VACATION              FLORIDA
                                                           OWNERSHIP            UTILITIES            TOTAL
                                                      --------------------   ----------------   ----------------
REVENUES
Real estate sales                                                  $8,076              $  --             $8,076
Utilities revenues                                                     --             18,343             18,343
Interest income                                                     1,955                 --              1,955
Other                                                                 613                 90                703
                                                      --------------------   ----------------   ----------------
     Total revenues                                                10,644             18,433             29,077

EXPENSES
Real estate expenses                                                8,937                 --              8,937
Utilities expenses                                                     --             15,778             15,778
Interest expense                                                    1,527              1,102              2,629
Minority interest                                                      --                440                440
                                                      --------------------   ----------------   ----------------
     Total expenses                                                10,464             17,320             27,784
Income from discontinued operations
   before income taxes                                                180              1,113              1,293
Income tax expense (benefit)                                           92                567                659
                                                      --------------------   ----------------   ----------------
Income from discontinued operations                                   $88               $546               $634
                                                      ====================   ================   ================


                                                                                1998
                                                      ----------------------------------------------------------
                                                           VACATION              FLORIDA
                                                           OWNERSHIP            UTILITIES            TOTAL
                                                      --------------------   ----------------   ----------------
REVENUES
Real estate sales                                                 $16,829              $  --            $16,829
Utilities revenues                                                     --             34,594             34,594
Interest income                                                     2,665                 --              2,665
Other                                                               1,750                 --              1,750
                                                      --------------------   ----------------   ----------------
     Total revenues                                                21,244             34,594             55,838

EXPENSES
Real estate expenses                                               20,432                 --             20,432
Utilities expenses                                                     --             25,870             25,870
Interest expense                                                    2,270              3,103              5,373
Minority interest                                                      --                520                520
                                                      --------------------   ----------------   ----------------
     Total expenses                                                22,702             29,493             52,195
                                                      --------------------   ----------------   ----------------
Income (loss) from discontinued operations                        ($1,458)            $5,101             $3,643
                                                      ====================   ================   ================


                                                                                1997
                                                      ----------------------------------------------------------
                                                           VACATION              FLORIDA
                                                           OWNERSHIP            UTILITIES            TOTAL
                                                      --------------------   ----------------   ----------------
REVENUES
Real estate sales                                                 $12,094              $  --            $12,094
Utilities revenues                                                     --             33,068             33,068
Interest income                                                     1,799                 --              1,799
Other                                                                 707                 --                707
                                                      --------------------   ----------------   ----------------
     Total revenues                                                14,600             33,068             47,668

EXPENSES
Real estate expenses                                               13,464                 --             13,464
Utilities expenses                                                     --             24,527             24,527
Interest expense                                                    1,251              3,435              4,686
Minority interest                                                      --                681                681
                                                      --------------------   ----------------   ----------------
     Total expenses                                                14,715             28,643             43,358
                                                      --------------------   ----------------   ----------------
Income (loss) from discontinued operations                          ($115)            $4,425             $4,310
                                                      ====================   ================   ================

 The net assets and liabilities of the discontinued operations included in the accompanying balance sheets as of December 31, 1998 are as follows:

                                                                 -------------------------------------------------------------
                                                                                     AS OF DECEMBER 31, 1998
                                                                 -------------------------------------------------------------
                                                                      VACATION               FLORIDA
                                                                      OWNERSHIP             UTILITIES                TOTAL
                                                                 --------------------   -------------------    ---------------
ASSETS
Cash and cash equivalents                                                  $     32           $    471          $     503
Restricted cash                                                                 198                 35                233
Contracts and mortgage notes receivables, net                                22,861               --               22,861
Other receivables, net                                                          319              3,959              4,278
Land and other inventories                                                    7,357                256              7,613
Property, plant and equipment, net                                              196            164,751            164,947
Other assets                                                                  1,916              9,812             11,728
Regulatory assets                                                              --                2,836              2,836
Reserve for estimated loss on disposal                                       (6,400)              --               (6,400)
                                                                           --------           --------          ---------
         Total assets                                                      $ 26,479           $182,120          $ 208,599
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

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         A.       Identification of Directors

                  The information called for in this item is incorporated by reference to Avatar's 2000 definitive proxy statement (under "Election of Directors") to be filed with the Securities and Exchange Commission on or before April 28, 2000.

         B.       Identification of Executive Officers

                   For information with respect to the executive officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.

         C.       Compliance with Section 16(a) of the Exchange Act

                  The information required by this item is incorporated by reference to Avatar's 2000 definitive proxy statement (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"), to be filed with the Securities and Exchange Commission on or before April 28, 2000.

Item 11.   Executive Compensation

         The information called for by this item is incorporated by reference to Avatar's 2000 definitive proxy statement (under the caption "Executive Compensation and Other Information") to be filed with the Securities and Exchange Commission on or before April 28, 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to Avatar's 2000 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management") to be filed with the Securities and Exchange Commission on or before April 28, 2000.

Item 13.   Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to Avatar's 2000 definitive proxy statement (under the caption "Certain Relationships and Related Transactions") to be filed with the Securities and Exchange Commission on or before April 28, 2000.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      FINANCIAL STATEMENTS AND SCHEDULES:

      See Item 8 "Financial Statements and Supplementary Data" on Page 26 of this report.

      SCHEDULES:

                   II   -          Valuation and Qualifying Accounts

      Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

         EXHIBITS:

        2.1* Utility System Asset Acquisition Agreement, dated as of April 1, 1999, by and between Florida Governmental Utility Authority and Florida Cities Water Company and Poinciana Utilities, Inc. (previously filed as Exhibit 2.1 to Form 8-K as of April 15, 1999).

        2.2* Addendum to Utility System Asset Acquisition Agreement concerning the Fort Myers Utility System, dated as of April 1, 1999 (previously filed as Exhibit 2.2 to Form 8-K as of April 15, 1999).

        2.3* Assignment (of the Fort Myers Utility System to Lee County), dated as of April 1, 1999, by and among Florida Governmental Utility Authority; Board of County Commissioners of Lee County, Florida; Florida Cities Water Company; and Poinciana Utilities, Inc. (previously filed as
                    Exhibit 2.3 to Form 8-K as of April 15, 1999).

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

    10(c)*(1)        Employment Agreement, dated as of July 27, 1995, by and
                     between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(m) to Form 10-Q for the quarter ended
                     September 30, 1995).

    10(d)*(1)        Amendment to Employment Agreement, dated as of February 13,
                     1997, to Employment Agreement, dated as of June 15, 1992
                     (as amended as of March 1, 1994) and Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings
                     Inc. and Edwin Jacobson (previously filed as Exhibit 10(f) to the Form 10-K for the year ended December 31, 1996).

    10(e)*(1)        Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer
                     (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

    10(f)*(1)        Nonqualified Stock Option Agreement, dated as of February
                     13, 1997, by and between Avatar Holdings Inc. and Gerald D.
                     Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

    10(g)*(1)        Amendment to Employment Agreement, dated as of June 13,
                     1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson
                     (previously filed as Exhibit 10(i) to the Form 10-Q for the quarter ended June 30, 1997).

    10(h)*(1)        Avatar Holdings Inc. 1997 Incentive and Capital
                     Accumulation Plan (previously filed as Exhibit 10(k) to
                     Form 10-K for the year ended December 31, 1997).

   10(i)* Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

   10(j)*(1)         Success Fee Agreement, dated December 7, 1998, by and
                     between Avatar Holdings Inc. and Gerald D. Kelfer
                     (previously filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1998).

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K - continued


   10(k)*(1)         Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels
                     (previously filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1998).

   10(l)*(1)         First Amendment to Employment Agreement, dated as of
                     February 15, 1999, by and between Avatar Properties Inc.
                     and Jonathan Fels (previously filed as Exhibit 10(o) to
                     Form 10-K for the year ended December 31, 1998).

   10(m)*(1)         Nonqualified Stock Option Agreement, dated as of February
                     19, 1999, by and between Avatar Holdings Inc. and Jonathan
                     Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

   10(n)*(1)         Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(q) to Form 10-K for the year ended
                     December 31, 1998).

   10(o)*(1)         First Amendment to Employment Agreement, dated as of
                     February 15, 1999, by and between Avatar Properties Inc.
                     and Michael Levy (previously filed as Exhibit 10(r) to Form
                     10-K for the year ended December 31, 1998).

   10(p)*(1)         Nonqualified Stock Option Agreement, dated as of February
                     19, 1999, by and between Avatar Holdings Inc. and Michael
                     Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

   10(q)*(1)         Employment Agreement, dated as of October 6, 1997, by and
                     between Avatar Retirement Communities, Inc. and Michael S.
                     Rubin (previously filed as Exhibit 10(t) to Form 10-K for the year ended December 31, 1998).

   10(r)*(1)         First Amendment to Employment Agreement, dated as of
                     February 15, 1999, by and between Avatar Retirement
                     Communities, Inc. and Michael S. Rubin (previously filed as
                     Exhibit 10(u) to Form 10-K for the year ended December 31,
                     1998).

   10(s)*(1)         Nonqualified Stock Option Agreement, dated as of February
                     19, 1999, by and between Avatar Holdings Inc. and Michael
                     S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

   10(t)*(1)         Nonqualified Stock Option Agreement, dated as of February
                     19, 1999, by and between Avatar Holdings Inc. and Dennis J.
                     Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

   10(u)*(1)         Amendment to Employment Agreement, dated as of March 25,
                     1999, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson
                     (previously filed as Exhibit 10(x) to Form 10-K for the year ended December 31, 1998).

Item 14. Exhibits, Financial Statement Schedules and Reports on

Form 8-K - continued

   10(v)*(1)         Amended and Restated in 1997 Incentive and Capital
                     Accumulation Plan (previously filed as Exhibit 10(a) to
                     Form 10-Q for the quarter ended June 30, 1999).

   10(w)*(1)         Restricted Stock Unit Agreement, dated as of December 7,
                     1998, between Gerald D. Kelfer (previously filed as Exhibit
                     10(b) to Form 10-Q for the quarter ended June 30, 1999).

   10(x)*(1)         Employment agreement dated as of April 1, 1999 between
                     Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(c) to Form 10-Q for the quarter ended
                     June 30, 1999).

    11               Computations of earnings per share (filed herewith).

    21               Subsidiaries of Registrant (filed herewith).

    27               Financial Data Schedule (filed herewith).

* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
(1)  Employment and Compensation agreements.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             (Dollars in thousands)



                                                  BALANCE AT             CHARGED TO                                 BALANCE AT
                                                  BEGINNING               COSTS AND                                   END OF
                                                  OF PERIOD               EXPENSES             DEDUCTION              PERIOD
                                               -----------------     --------------------    ---------------     -----------------
Year ended December 31, 1999:
   Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                                  $10,532                 ($3,320) (1)           $355 (2)            $6,857
      Allowance for doubtful accounts                       133                       96                 59 (2)               170
      Market valuation account                               13                       --                  6 (3)                 7
      Valuation allowance for deferred
        tax assets                                       59,000                       --             29,000                30,000
                                               -----------------     --------------------    ---------------     -----------------
            Total                                       $69,678                 ($3,224)            $29,420               $37,034
                                               =================     ====================    ===============     =================

Year ended December 31, 1998:
  Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                                  $15,659                 ($4,263) (1)           $864 (2)           $10,532
      Allowance for doubtful accounts                        --                      133                 -- (2)               133
      Market valuation account                               43                       --                 30 (3)                13
      Valuation allowance for deferred
        tax assets                                       51,000                    8,000                 --                59,000
                                               -----------------     --------------------    ---------------     -----------------
            Total                                       $66,702                   $3,870               $894               $69,678
                                               =================     ====================    ===============     =================

Year ended December 31, 1997:
  Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                                  $21,878                 ($3,998) (1)         $2,221 (2)           $15,659
      Allowance for doubtful accounts                       179                      160                339 (2)                 -
      Market valuation account                              133                       --                 90 (3)                43
      Valuation allowance for deferred
        tax assets                                       41,000                   10,000                 --                51,000
                                               -----------------     --------------------    ---------------     -----------------
            Total                                       $63,190                   $6,162             $2,650               $66,702
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

                                       AVATAR HOLDINGS INC.

DATED: MARCH 23, 2000                  By:  /s/ Charles L. McNairy
---------------------                       ------------------------------------
                                                Charles L. McNairy, Executive
                                                Vice President and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



DATED: MARCH 23, 2000                       By:    /s/ Gerald D. Kelfer
---------------------                              ------------------------------------
                                                   Gerald D. Kelfer, Director, President,
                                                   Vice Chairman of the Board of
                                                   Directors, Chief Executive Officer and
                                                   Chairman of the Executive Committee

DATED: MARCH 23, 2000                       By:    /s/ Lawrence R. Sherry
---------------------                              ------------------------------------
                                                   Lawrence R. Sherry, Executive Vice
                                                   President and Chief Financial Officer

DATED: MARCH 23, 2000                       By:    /s/ Michael P. Rama
---------------------                              ------------------------------------
                                                   Michael P. Rama, Chief Accounting
                                                   Officer

DATED: MARCH 23, 2000                         By:  /s/ Milton Dresner
---------------------                              ------------------------------------
                                                   Milton Dresner, Director and
                                                   Audit Committee Member

DATED: MARCH 23, 2000                         By:  /s/ Leon Levy
---------------------                              ------------------------------------
                                                   Leon Levy, Chairman of the Board of
                                                   Directors and Executive Committee
                                                   Member

DATED: MARCH 23, 2000                         By:  /s/ Martin Meyerson
---------------------                              ------------------------------------
                                                   Martin Meyerson, Director and
                                                   Audit Committee Member

DATED: MARCH 23, 2000                         By:  /s/ Gernot H. Reiners
---------------------                              ------------------------------------
                                                   Gernot H. Reiners, Director

DATED: MARCH 23, 2000                         By:  /s/ Kenneth T. Rosen
---------------------                              ------------------------------------
                                                   Kenneth T. Rosen, Director and Chairman of
                                                   the Audit Committee


DATED: MARCH 23, 2000                         By:  /s/ Fred Stanton Smith
---------------------                              ------------------------------------
                                                   Fred Stanton Smith, Director, Executive
                                                   Committee Member and Audit Committee Member

DATED: MARCH 23, 2000                         By:  /s/ William G. Spears
---------------------                              ------------------------------------
                                                   William G. Spears, Director

DATED: MARCH 23, 2000                         By:  /s/ Henry King Stanford
---------------------                              ------------------------------------
                                                   Henry King Stanford, Director



EXHIBIT INDEX

* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
(1)  Employment and Compensation agreements.

       2.1* Utility System Asset Acquisition Agreement, dated as of April 1, 1999, by and between Florida Governmental Utility Authority and Florida Cities Water Company and Poinciana Utilities, Inc. (previously filed as Exhibit 2.1 to the Form 8-K dated as of April 15, 1999).

       2.2* Addendum to Utility System Asset Acquisition Agreement concerning the Fort Myers Utility System, dated as of April 1, 1999 (previously filed as Exhibit 2.2 to the Form 8-K dated as of April 15, 1999).

       2.3* Assignment (of the Fort Myers Utility System to Lee County), dated as of April 1, 1999, by and among Florida Governmental Utility Authority; Board of County Commissioners of Lee County, Florida; Florida Cities Water Company; and Poinciana Utilities, Inc. (previously filed as Exhibit 2.3 to the Form 8-K dated as of April 15, 1999).

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

       10(c)*(1)    Employment Agreement, dated as of July 27, 1995, by and
                    between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(m) to Form 10-Q for the quarter ended
                    September 30, 1995).

  10(d)*(1)         Amendment to Employment Agreement, dated as of February 13,
                    1997, to Employment Agreement, dated as of June 15, 1992 (as amended as of March 1, 1994) and Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(f) to the
                    Form 10-K for the year ended December 31, 1996).

  10(e)*(1)         Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer
                    (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

  10(f)*(1)         Nonqualified Stock Option Agreement, dated as of February
                    13, 1997, by and between Avatar Holdings Inc. and Gerald D.
                    Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

  10(g)*(1)         Amendment to Employment Agreement, dated as of June 13,
                    1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson
                    (previously filed as Exhibit 10(i) to the Form 10-Q for the quarter ended June 30, 1997).

  10(h)*(1)         Avatar Holdings Inc. 1997 Incentive and Capital Accumulation
                    Plan (previously filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1997).

  10(i)* Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

  10(j)*(1)         Success Fee Agreement, dated December 7, 1998, by and
                    between Avatar Holdings Inc. and Gerald D. Kelfer
                    (previously filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1998).

  10(k)*(1)         Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(n) to Form 10-K for the year ended
                    December 31, 1998).

  10(l)*(1)         First Amendment to Employment Agreement, dated as of
                    February 15, 1999, by and between Avatar Properties Inc. and
                    Jonathan Fels (previously filed as Exhibit 10(o) to Form
                    10-K for the year ended December 31, 1998).

  10(m)*(1)         Nonqualified Stock Option Agreement, dated as of February
                    19, 1999, by and between Avatar Holdings Inc. and Jonathan
                    Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

  10(n)*(1)         Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(q) to Form 10-K for the year ended
                    December 31, 1998).

  10(o)*(1)         First Amendment to Employment Agreement, dated as of
                    February 15, 1999, by and between Avatar Properties Inc. and
                    Michael Levy (previously filed as Exhibit 10(r) to Form 10-K for the year ended December 31, 1998).

  10(p)*(1)         Nonqualified Stock Option Agreement, dated as of February
                    19, 1999, by and between Avatar Holdings Inc. and Michael
                    Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

  10(q)*(1)         Employment Agreement, dated as of October 6, 1997, by and
                    between Avatar Retirement Communities, Inc. and Michael S.
                    Rubin (previously filed as Exhibit 10(t) to Form 10-K for the year ended December 31, 1998).

  10(r)*(1)         First Amendment to Employment Agreement, dated as of
                    February 15, 1999, by and between Avatar Retirement
                    Communities, Inc. and Michael S. Rubin (previously filed as
                    Exhibit 10(u) to form 10-K for the year ended December 31,
                    1998).

  10(s)*(1)         Nonqualified Stock Option Agreement, dated as of February
                    19, 1999, by and between Avatar Holdings Inc. and Michael S.
                    Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

  10(t)*(1)         Nonqualified Stock Option Agreement, dated as of February
                    19, 1999, by and between Avatar Holdings Inc. and Dennis J.
                    Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

  10(u)*(1)         Amendment to Employment Agreement, dated as of March 25,
                    1999, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson
                    (previously filed as Exhibit 10(x) to Form 10-K for the year ended December 31, 1998).

  10(v)*(1)         Amended and Restated in 1997 Incentive and Capital
                    Accumulation Plan (previously filed as Exhibit 10(a) to Form
                    10-Q for the quarter ended June 30, 1999).

  10(w)*(1)         Restricted Stock Unit Agreement, dated as of December 7,
                    1998, between Gerald D. Kelfer (previously filed as Exhibit
                    10(b) to Form 10-Q for the quarter ended June 30, 1999).

  10(x)*(1)         Employment agreement dated as of April 1, 1999 between
                    Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(c) to Form 10-Q for the quarter ended
                    June 30, 1999).

  11                Computations of earnings per share (filed herewith).

  21                Subsidiaries of Registrant (filed herewith).

  27                Financial Data Schedule (filed herewith).