Form 10-Q
period 2000-03-31
AVATAR HOLDINGS INC
filed 2000-05-12
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   ----------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,405,938 shares of Avatar's common stock ($1.00 par value) were outstanding as of April 30, 2000.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX




                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

       Consolidated Balance Sheets --
         March 31, 2000 and December 31, 1999 ........................       3

       Consolidated Statements of Operations --
            Three months ended March 31, 2000 and 1999 ...............       4

       Consolidated Statements of Cash Flows --
         Three months ended March 31, 2000 and 1999 ..................       5

       Notes to Consolidated Financial Statements ....................       7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....      13


PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................      16



PART  I  --  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                         March 31,             December 31,
                                                           2000                   1999
                                                         ---------             ------------
ASSETS
Cash and cash equivalents                                $ 105,216             $ 143,259
Restricted cash                                              2,853                 3,552
Investment - marketable securities                          12,275                15,547
Contracts and mortgage notes receivable, net                 6,846                 7,685
Other receivables, net                                       3,968                 3,328
Land and other inventories                                 164,247               157,473
Property, plant and equipment, net                          50,041                41,384
Other assets                                                15,332                14,774
Deferred income taxes                                        6,182                 4,133
                                                         ---------             ---------
        Total Assets                                     $ 366,960             $ 391,135
                                                         =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                              $ 112,367             $ 112,367
  Real estate                                                2,493                 7,101
Estimated development liability for sold land               18,588                18,605
Accounts payable                                             2,867                 8,997
Accrued and other liabilities                               41,909                50,488
                                                         ---------             ---------
        Total Liabilities                                  178,224               197,558


STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized:  15,500,000 shares
  Issued:  9,170,102 shares                                  9,170                 9,170
Additional paid-in capital                                 157,141               157,141
Retained earnings                                           34,974                39,815
                                                         ---------             ---------
                                                           201,285               206,126
Treasury stock, at cost, 764,164 shares                    (12,549)              (12,549)
                                                         ---------             ---------
  Total Stockholders' Equity                               188,736               193,577
                                                         ---------             ---------

  Total Liabilities and Stockholders' Equity             $ 366,960             $ 391,135
                                                         =========             =========


See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three months ended March 31, 2000 and 1999
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                                2000           1999
                                                              --------       --------
REVENUES
Real estate sales                                             $ 27,463       $ 27,913
Deferred gross profit                                              594          1,050
Interest income                                                  2,011            993
Other                                                            1,495            457
                                                              --------       --------
     Total revenues                                             31,563         30,413

EXPENSES
Real estate expenses                                            26,767         27,042
General and administrative expenses                              2,542          2,541
Trading account loss                                             6,379             --
Interest expense                                                 1,498          2,714
Other                                                              849            316
                                                              --------       --------
     Total expenses                                             38,035         32,613
                                                              --------       --------

Loss from continuing operations before income taxes             (6,472)        (2,200)

Income tax benefit                                              (1,631)          (795)
                                                              --------       --------

Loss from continuing operations after income taxes              (4,841)        (1,405)

Discontinued operations:
   Income  from discontinued operations less income
       tax expense of $507 for 1999                                 --            808
                                                              --------       --------

Net loss                                                      $ (4,841)      $   (597)
                                                              ========       ========

BASIC AND DILUTED EPS:

Loss from continuing operations after income taxes            $  (0.58)      $  (0.15)
Income from discontinued operations                           $     --       $   0.09
Net loss                                                      $  (0.58)      $  (0.06)



See notes to consolidated financial statements

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three months ended March 31, 2000 and 1999
                             (Dollars in Thousands)


                                                                                 2000            1999
                                                                              ---------       ---------
OPERATING ACTIVITIES
Net loss                                                                      $  (4,841)      $    (597)
Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                                              777             872
         Deferred gross profit                                                     (594)         (1,050)
         Trading account loss, net                                                6,379              --
         Changes in operating assets and liabilities:
            Restricted cash                                                         699             608
            Principal payments on contracts receivable                            1,787           2,958
            Receivables                                                            (354)             23
            Other receivables                                                      (640)            130
            Inventories                                                          (4,004)         (1,490)
            Deferred income taxes                                                (2,049)           (288)
            Other assets                                                           (911)             21
            Accounts payable and accrued and other liabilities                  (14,709)         (5,738)
            Assets/liabilities from discontinued operations, net                     --          (1,035)
                                                                              ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                           (18,460)         (5,586)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                     (11,868)           (515)
Investment in marketable securities                                              (3,107)             --
                                                                              ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                           (14,975)           (515)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings                     --              52
Principal payments on revolving lines of credit and long-term borrowings         (4,608)         (3,372)
                                                                              ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                                            (4,608)         (3,320)

                                                                              ---------       ---------
DECREASE IN CASH                                                                (38,043)         (9,421)

Cash and cash equivalents at beginning of period                                143,259          32,521
                                                                              ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                   $ 105,216       $  23,100
                                                                              =========       =========


                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
               For the Three months ended March 31, 2000 and 1999
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                                                 2000          1999
                                                                -------      -------
Cash paid during the period for:
         Interest  - Continuing operations (net of amount
                       capitalized of $726 and $200
                       in 2000 and 1999, respectively)          $    --      $ 4,296
                                                                =======      =======
         Interest - Discontinued operations (net of amount
                       capitalized of $0 and $33 in 2000
                       and 1999, respectively)                  $    --      $ 1,240
                                                                =======      =======


         Income taxes paid                                      $ 1,700      $    --
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

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
                             (Dollars in Thousands)


BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of March 31, 2000 and December 31, 1999, and the related consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of Avatar's other accounting policies, refer to Avatar Holdings Inc.'s 1999 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1999 financial statement items have been reclassified to conform to the 2000 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 8,405,938 and 9,170,102 for the three months ended March 31, 2000 and 1999, respectively. For computing earnings per share for the three months ended March 31, 2000 and 1999, the conversion of the Notes and employee stock options were not assumed, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 2000 and 1999.

REPURCHASE OF COMMON STOCK AND NOTES

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2000, none of these authorized expenditures had been made.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         Avatar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $2,853 and $3,552 as of March 31, 2000 and December 31, 1999, respectively. These balances are comprised primarily of housing deposits that will become available to Avatar when the housing contracts close.

STOCK OPTIONS

         Under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," companies are allowed to measure compensation cost in connection with employee stock compensation plans, using a fair value based method; or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Avatar has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

INVESTMENTS - MARKETABLE SECURITIES

             Avatar classifies its entire investment portfolio as trading. This category is defined to include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account loss in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. While the aggregate purchase price of the marketable securities was $16,706, the book basis (including a $1,948 unrealized gain recorded at December 31, 1999) was $18,654. The fair value of Avatar's investment portfolio at March 31, 2000 was $12,275; resulting in the recording of a trading account loss of $6,379 for the three months ended March 31, 2000. As of March 31, 2000, the portfolio did not include any forward foreign exchange contracts. As of May 8, 2000 the fair value of the investment portfolio was $12,120.


CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:

                                                            March 31,        December 31,
                                                              2000              1999
                                                            ---------        ------------
         Contracts and mortgage notes receivable            $13,873            $15,669
                                                            -------            -------
         Less:
               Deferred gross profit                          6,130              6,857
               Other                                            897              1,127
                                                            -------            -------
                                                              7,027              7,984
                                                            -------            -------
                                                            $ 6,846            $ 7,685
                                                            =======            =======



LAND AND OTHER INVENTORIES

         Inventories consist of  the following:

                                                                   March 31,          December 31,
                                                                     2000                 1999
                                                                   ---------          ------------
         Land developed and in process of development              $ 74,178            $ 73,861
         Land held for future development or sale                    33,051              33,784
         Dwelling units completed or under construction
             and community development in process                    56,536              49,345
         Other                                                          482                 483
                                                                   --------            --------
                                                                   $164,247            $157,473
                                                                   ========            ========



INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Avatar's deferred income tax assets and liabilities as of March 31, 2000 and December 31, 1999 are as follows:

                                                                                  2000                1999
                                                                               --------             --------
         Deferred income tax assets
                 Tax over book basis of land inventory                         $ 25,000             $ 25,000
                 Unrecoverable land development costs                             1,000                1,000
                 Tax over book basis of depreciable assets                        4,000                4,000
                 Other                                                            8,182                5,133
                                                                               --------             --------
         Total deferred income taxes                                             38,182               35,133

                 Valuation allowance for deferred income tax assets             (31,000)             (30,000)
                                                                               --------             --------
         Deferred income tax assets after valuation allowance                     7,182                5,133

         Deferred income tax liabilities
                 Book over tax income recognized on homesite sales               (1,000)              (1,000)
                                                                               --------             --------
         Total deferred income tax liabilities                                   (1,000)              (1,000)
                                                                               --------             --------
         Net deferred income taxes                                             $  6,182             $  4,133
                                                                               ========             ========




INCOME TAXES - continued

         A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 35% for the three months ended March 31, 2000 and 1999 is as follows:

                                                                            2000                 1999
                                                                           -------             -------
         Income tax expense (credit) computed at statutory rate            $(2,265)            $  (770)
         Income tax effect of non-deductible dividends on
            preferred stock of subsidiary                                       --                  39
         State income tax (credit),  net of federal effect                    (231)                (74)
         Other, net                                                           (135)                 10
         Change in valuation allowance on deferred tax assets                1,000                  --
                                                                           -------             -------
         Provision for income taxes                                        $(1,631)            $  (795)
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

         The following table summarizes Avatar's information for reportable segments for the three months ended March 31, 2000 and 1999:

                                                                          For the three months ended
                                                                                   March 31
                                                                         -----------------------------
                                                                           2000                  1999
                                                                         --------             --------
         REVENUES:
         Segment revenues
             Residential development                                     $ 23,353             $ 21,947
             Active adult                                                      --                   --
             Resorts                                                        2,125                4,422
             Commercial and industrial                                        438                   --
             Rental, leasing, cable and
                other real estate operations                                1,085                1,544
             All other                                                      1,904                  323
                                                                         --------             --------
                                                                           28,905               28,236
         Unallocated revenues
             Deferred gross profit                                            594                1,050
             Interest income                                                2,011                  993
             Other                                                             53                  134
                                                                         --------             --------
         Total revenues                                                  $ 31,563             $ 30,413
                                                                         ========             ========

         OPERATING INCOME (LOSS):
         Segment operating income (loss)
              Residential development                                    $  2,757             $  2,156
              Active adult                                                 (1,779)                (401)
              Resorts                                                         105                  848
              Commercial and industrial                                       385                  (67)
              Rental, leasing, cable and
                 other real estate operations                                 191                  333
              All other                                                       659                  (29)
                                                                         --------             --------
                                                                            2,318                2,840
              Unallocated income (expenses)
                Deferred gross profit                                         594                1,050
                Interest income                                             2,011                  993
                Trading account profit (loss)                              (6,379)                  --
                General and administrative expenses                        (2,542)              (2,541)
                Interest expense                                           (1,498)              (2,346)
                Other                                                        (976)              (2,196)
                                                                         --------             --------
          Loss from continuing operations before income taxes            $ (6,472)            $ (2,200)
                                                                         ========             ========



                                                        March 31,          December 31,
                                                          2000                 1999
                                                        --------            --------
         ASSETS:
         Segment assets
              Residential development                   $ 72,316            $ 72,371
              Active adult                                63,700              51,144
              Resorts                                      5,153               4,903
              Commercial and industrial                   10,097              11,844
              Rental, leasing, cable and
                other real estate operations               4,304               4,465
              Unallocated assets                         211,390             246,408
                                                        --------            --------
         Total assets                                   $366,960            $391,135
                                                        ========            ========



(a)      Avatar's businesses are primarily conducted in the United States.
(b) Identifiable assets by segment are those assets that are used in the operations of each segment.
(c) No significant part of the business is dependent upon a single customer or group of customers.
(d) Bulk land sales, Arizona utilities and the cost to carry land do not qualify individually as separate reportable segments and are included in "All Other". Also included in "All Other" for the three months ended March 31, 2000, are management services and water facility operating results, which Avatar retained in Florida. In 1999, these operations were classified as discontinued.
(e) There is no interest expense from residential development, resorts and rental/leasing included in segment profit/(loss) for the three months ended March 31, 2000. Included in segment profit/(loss) for the three months ended March 31, 1999 is interest expense of $182, $38 and $148 from residential development, resorts and rental/leasing, respectively.
(f) Included in operating profit/(loss) for the three months ended in 2000 is depreciation expense of $55, $154, $150 and $44 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 1999 is depreciation expense of $57, $303, $118 and $41 from residential development, resorts, rental/leasing and unallocated corporate, respectively.

DISCONTINUED OPERATIONS

         During 1999, Avatar disposed of substantially all of the assets used in its Florida Utilities operations and exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries. Operating results for the three months ended March 31, 1999 are segregated and reported as discontinued operations in the accompanying statements of operations and cash flows.

         Consolidated operating results relating to the discontinued operations for the three months ended March 31, 1999 are as follows:

                                                                                Vacation            Florida
                                                                                Ownership           Utilities             Total
                                                                                 -------             -------            -------
         REVENUES
         Real estate sales                                                       $ 2,384             $    --            $ 2,384
         Utilities revenues                                                           --               9,476              9,476
         Interest income                                                             811                  --                811
         Other                                                                       254                  22                276
                                                                                 -------             -------            -------
              Total revenues                                                       3,449               9,498             12,947

         EXPENSES
         Real estate expenses                                                      3,020                  --              3,020
         Utilities expenses                                                           --               7,113              7,113
         Interest expense                                                            649                 740              1,389
         Minority interest                                                            --                 110                110
                                                                                 -------             -------            -------
            Total expenses                                                         3,669               7,963             11,632
                                                                                 -------             -------            -------
           Income (loss) from discontinued operations before income taxes           (220)              1,535              1,315
           Income tax expense (benefit)                                              (85)                592                507
                                                                                 -------             -------            -------
           Net (loss) income from discontinued operations                        $  (135)            $   943            $   808
                                                                                 =======             =======            =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

         The following discussion of Avatar's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Data from homebuilding operations for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                               Three Months
                                                        --------------------------
                                                          2000               1999
                                                        -------            -------
         UNITS CLOSED
           Number of units                                  125                111
           Aggregate dollar volume                      $22,950            $21,749
           Average price per unit                       $   184            $   196

         UNITS SOLD, NET
           Number of units                                  100                153
           Aggregate dollar volume                      $15,580            $29,925
           Average price per unit                       $   156            $   196


                                                                March 31,
                                                        --------------------------
                                                          2000              1999
                                                        -------            -------
         BACKLOG
           Number of units                                  314                439
           Aggregate dollar volume                      $82,951            $92,887
           Average price per unit                       $   264            $   212


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         Net loss for the three months ended March 31, 2000 and 1999 was $4,841 or $0.58 per share and $597 or $0.06 per share, respectively. The increase in net loss for the three months was primarily attributable to a decrease in the recognition of deferred gross profit and a trading account loss from investments in marketable securities, partially mitigated by an increase in interest income and other revenues, and a decrease in interest expense. Exclusive of the trading account loss and start-up expenses related to Solivita, operations for the three months ended March 31, 2000, including interest income, resulted in pre-tax income of $1,686.

         Avatar's real estate revenues for the three months ended March 31, 2000 decreased $450 or 1.61%, while the real estate expenses decreased by $275 or 1.02% when compared to the same period of 1999. The decrease in real estate revenues and expenses for the three months ended is generally the result of decreases in resort revenues and expenses. These decreases are primarily due to the sale of Cape Coral Golf and Country Club and the leasing of the Poinciana Golf and Racquet Club operations during 1999. The decrease in real estate revenues and expenses was partially mitigated by increased homebuilding operations. Operating profits for homebuilding increased due to higher revenues from more closings and decreases in general homebuilding and marketing expenses.

         Interest income for the three months ended March 31, 2000 increased $1,018 or 102.52% compared to the same period in 1999. The increase is primarily attributable to higher interest income earned during 2000 from the investment of the proceeds generated from the sale of Florida Utilities and Cape Coral assets in the second quarter of 1999.

         Interest expense for the three months ended March 31, 2000 decreased $1,216 or 44.8%, compared to the same period in 1999. The decrease is primarily attributable to a reduction of the outstanding debt associated with real estate and notes collateralized by contracts and mortgage notes receivable and an increase in capitalized interest.

         Other revenues and expenses for the three months ended March 31, 2000 increased $1,038 and $533, respectively. The increases are primarily attributable to operating revenues and expenses associated with the management services and water facility operations that Avatar retained in Florida. In 1999, these operations were classified as discontinued.

         The trading account loss, net was $6,379 and $0 in 2000 and 1999, respectively. Trading account loss, net represents realized and unrealized gains and losses related to the trading investment portfolio, and includes commissions payable to investment brokers. The trading account loss is based on the fair value of Avatar's investment portfolio at March 31, 2000 of $12,275 compared to the book basis (including a $1,948 unrealized gain recorded at December 31, 1999) of $18,654, which is higher than the aggregate actual cost of $16,706.

LIQUIDITY AND CAPITAL RESOURCES

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


RESULTS OF OPERATIONS - CONTINUED

funding of debt service requirements, operating deficits and the carrying cost of land. Avatar expects to fund its operations and capital requirements through a combination of cash and operating cash flows.

         For the three months ended March 31, 2000, net cash used in operating activities amounted to $18,460, primarily as a result of a decrease in accounts payable and accrued and other liabilities of $14,709, and expenditures on land development and housing operations of $4,004, partially offset by principal payments collected on contract receivables of $1,787. Net cash used in investing activities of $14,975 resulted from investments in property, plant and equipment of $11,868 and marketable securities of $3,107. Net cash used in financing activities of $4,608 resulted from the repayment of notes payable.

         For the three months ended March 31, 1999, net cash used in operating activities amounted to $5,586 as a result of an increase in inventories, which included expenditures from land development and housing operations of $1,490, and a decrease in accounts payable and accrued and other liabilities of $5,738, partially offset by principal payments collected on contract receivables of $2,958. Net cash used in investing activities of $515 resulted primarily from investments in property, plant and equipment. Net cash used in financing activities of $3,320 resulted primarily from repayment of $3,372 in land development and construction loans.

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2000, none of these authorized expenditures had been made.


FORWARD-LOOKING STATEMENTS

          Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar's business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to Avatar's regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; Avatar's access to future financing; competition; changes in, or the failure or inability to comply with, government regulations; and such other factors as are described in greater detail in Avatar's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PART II -- OTHER INFORMATION

   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS

            27       Financial Data Schedule (filed herewith)

   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVATAR HOLDINGS INC.



Date: May 12, 2000            By: /s/ Lawrence R. Sherry
      ------------                ---------------------------------------------
                                  Lawrence R. Sherry
                                  Executive Vice President and Chief Financial
                                  Officer



Date: May 12, 2000            By: /s/ Charles L. McNairy
      ------------                ---------------------------------------------
                                  Charles L. McNairy
                                  Executive Vice President and Treasurer




Date: May 12, 2000            By: /s/ Michael P. Rama
      ------------                ---------------------------------------------
                                  Michael P. Rama
                                  Chief Accounting Officer