Form 10-Q
period 2000-06-30
AVATAR HOLDINGS INC
filed 2000-08-03
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               --------------------------------------------------

                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934
                  For the quarterly period ended June 30, 2000

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,405,938 shares of Avatar's common stock ($1.00 par value) were outstanding as of July 31, 2000.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX



                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheets --
       June 30, 2000 and December 31, 1999 ..............................   3

     Consolidated Statements of Operations --
       Six months and three months ended June 30, 2000 and 1999..........   4

     Consolidated Statements of Cash Flows --
       Six months ended June 30, 2000 and 1999 ..........................   5

     Notes to Consolidated Financial Statements .........................   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ................  14

PART II.  OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  18

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  19

PART  I  --  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                             June 30,        December 31,
                                                               2000              1999
                                                            ---------         ---------
ASSETS
Cash and cash equivalents                                   $  93,338         $ 143,259
Restricted cash                                                 1,810             3,552
Investments - marketable securities                            12,689            15,547
Contracts and mortgage notes receivable, net                    6,240             7,685
Other receivables, net                                          5,570             3,328
Land and other inventories                                    167,060           157,473
Property, plant and equipment, net                             56,484            41,384
Other assets                                                   15,742            14,774
Deferred income taxes                                           4,843             4,133
                                                            ---------         ---------
        Total Assets                                        $ 363,776         $ 391,135
                                                            =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                                 $ 112,367         $ 112,367
  Real estate                                                   2,493             7,101
Estimated development liability for sold land                  18,510            18,605
Accounts payable                                                3,105             8,997
Accrued and other liabilities                                  37,573            50,488
                                                            ---------         ---------
        Total Liabilities                                     174,048           197,558

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized: 50,000,000 shares at June 30, 2000
              15,500,000 shares at December 31, 1999
  Issued:  9,170,102 shares                                     9,170             9,170
Additional paid-in capital                                    157,141           157,141
Retained earnings                                              35,966            39,815
                                                            ---------         ---------
                                                              202,277           206,126
Treasury stock, at cost, 764,164 shares                       (12,549)          (12,549)
                                                            ---------         ---------
  Total Stockholders' Equity                                  189,728           193,577
                                                            ---------         ---------
  Total Liabilities and Stockholders' Equity                $ 363,776         $ 391,135
                                                            =========         =========



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Six and Three months ended June 30, 2000 and 1999
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                                                  Six Months                      Three Months
                                                                          -------------------------       -------------------------
                                                                            2000            1999             2000             1999
                                                                          ---------       ---------       ---------       ---------
REVENUES
Real estate sales                                                         $  61,188       $ 100,970       $  33,725       $  73,057
Deferred gross profit                                                         1,114           2,015             520             965
Interest income                                                               3,851           3,000           1,840           2,007
Other                                                                         4,538           1,007           3,043             550
                                                                          ---------       ---------       ---------       ---------
     Total revenues                                                          70,691         106,992          39,128          76,579
EXPENSES
Real estate expenses                                                         59,683          90,524          32,916          63,482
General and administrative expenses                                           5,226           5,430           2,684           2,889
Trading account loss (profit)                                                 5,965              --            (414)             --
Interest expense                                                              2,966           5,301           1,468           2,587
Other                                                                         1,766             637             917             321
                                                                          ---------       ---------       ---------       ---------
     Total expenses                                                          75,606         101,892          37,571          69,279
                                                                          ---------       ---------       ---------       ---------

(Loss) income from continuing operations before income taxes                 (4,915)          5,100           1,557           7,300
Income tax (benefit) expense                                                 (1,066)          1,978             565           2,773
                                                                          ---------       ---------       ---------       ---------
(Loss) income from continuing operations after income taxes                  (3,849)          3,122             992           4,527

Discontinued operations:
   Income (loss) from discontinued operations less income tax
     expense of $571 and $64 for the six and three months ended 1999             --             671              --            (137)
  Gain on sale of discontinued operations less income tax
   expense of $7,653 for the six and three months ended 1999                     --          94,934              --          94,934
  Estimated loss on disposal, less income tax benefit of $817 for
   the six and three months ended 1999                                           --          (1,333)             --          (1,333)
                                                                          ---------       ---------       ---------       ---------

Net (loss) income                                                         $  (3,849)      $  97,394       $     992       $  97,991
                                                                          =========       =========       =========       =========
BASIC AND DILUTED EPS:

(Loss) income from continuing operations after income taxes               $   (0.46)      $    0.34       $    0.12       $    0.49
(Loss) income from discontinued operations                                       --            0.07              --           (0.01)
Gain on sale of discontinued operations                                          --           10.36              --           10.36
Estimated loss on disposal                                                       --           (0.15)             --           (0.15)
                                                                          ---------       ---------       ---------       ---------
Net (loss) income                                                         $   (0.46)      $   10.62       $    0.12       $   10.69
                                                                          =========       =========       =========       =========



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                For the Six months ended June 30 , 2000 and 1999
                             (Dollars in Thousands)


                                                                                  2000               1999
                                                                                ---------         ---------
OPERATING ACTIVITIES
Net (loss) income                                                               $  (3,849)        $  97,394
Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
         Depreciation and amortization                                              1,796             1,780
         Gain on sale of Florida Utilities assets                                      --           (94,934)
         Estimated loss on disposal of discontinued operations                         --             1,333
         Deferred gross profit                                                     (1,114)           (2,015)
         Trading account loss                                                       5,965                --
         Changes in operating assets and liabilities:
            Restricted cash                                                         1,742              (625)
            Principal payments on contracts receivable                              3,064             5,066
            Receivables                                                              (505)              856
            Other receivables                                                      (2,242)              457
            Inventories                                                            (9,682)           26,741
            Deferred income taxes                                                    (710)           (6,261)
            Other assets                                                           (1,672)              456
            Income taxes payable                                                       --            11,450
            Accounts payable and accrued and other liabilities                    (18,807)          (19,335)
            Assets/liabilities from discontinued operations, net                       --            (5,250)
                                                                                ---------         ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (26,014)           17,113

INVESTING ACTIVITIES
(Investment)/sale in property, plant and equipment                                (16,192)            2,404
Net proceeds from sale of Florida Utilities assets                                     --           164,071
Investment in marketable securities                                                (3,107)               --
                                                                                ---------         ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                               (19,299)          166,475

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings                       --               109
Principal payments on revolving lines of credit and long-term borrowings           (4,608)          (39,678)
Repurchase of 7% Convertible Subordinated Notes                                        --            (2,633)
Purchase of treasury stock                                                             --              (480)
                                                                                ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES                                              (4,608)          (42,682)
                                                                                ---------         ---------

(DECREASE ) INCREASE IN CASH                                                      (49,921)          140,906

Cash and cash equivalents at beginning of period                                  143,259            32,521
                                                                                ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                     $  93,338         $ 173,427
                                                                                =========         =========


                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
                For the Six months ended June 30, 2000 and 1999
                             (Dollars in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                                                                 2000                     1999
                                                                                ------                   ------
     Cash paid during the period for:

            Interest - Continuing operations (net of amount
                        capitalized of $1,482 and $234
                        in 2000 and 1999, respectively)                         $2,787                   $4,632
            Interest - Discontinued operations (net of amount
                        capitalized of $0 and $33 in 2000 and
                        1999, respectively)                                     $   --                   $2,361
                                                                                ------                   ------

            Income taxes paid                                                   $1,700                   $   --
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

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of June 30, 2000 and December 31, 1999, and the related consolidated statements of operations for the six and three month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of Avatar's other accounting policies, refer to Avatar Holdings Inc.'s 1999 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1999 financial statement items have been reclassified to conform to the 2000 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 8,405,938 for the six and three months ended June 30, 2000 and 9,166,675 and 9,163,286 for the six and three months ended June 30, 1999, respectively. For computing earnings per share for the six and three months ended June 30, 2000 and 1999, the conversion of the Notes and employee stock options were not assumed, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 2000 and 1999.

REPURCHASE OF COMMON STOCK AND NOTES

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors.
As of June 30, 2000, none of these authorized expenditures had been made.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         Avatar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $1,810 and $3,552 as of June 30, 2000 and December 31, 1999, respectively. These balances are comprised primarily of housing deposits that will become available to Avatar when the housing contracts close.

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

INVESTMENTS - MARKETABLE SECURITIES

         Avatar classifies its entire investment portfolio as trading. This category is defined to include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account loss in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. While the aggregate purchase price of the marketable securities was $16,706, the book basis (including a $1,948 unrealized gain recorded at December 31, 1999) was $18,654. The fair value of Avatar's investment portfolio at June 30, 2000 was $12,689; resulting in the recording of a trading account loss of $5,965 for the six months ended June 30, 2000 and a trading account profit of $414 for the three months ended June 30, 2000. As of June 30, 2000, the portfolio did not include any forward foreign exchange contracts. As of July 31, 2000 the fair value of the investment portfolio was $12,638.

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:


                                                           June 30,          December 31,
                                                             2000                1999
                                                           --------          -----------
Contracts and mortgage notes receivable                    $12,656             $15,669

Less:
      Deferred gross profit                                  5,601               6,857
      Other                                                    815               1,127
                                                           -------             -------
                                                             6,416               7,984
                                                           -------             -------
                                                           $ 6,240             $ 7,685
                                                           =======             =======


LAND AND OTHER INVENTORIES

         Inventories consist of  the following:


                                                                   June 30,             December 31,
                                                                    2000                   1999
                                                                  --------              -----------
Land developed and in process of development                       $72,756                $73,861
Land held for future development or sale                            33,784                 33,784
Dwelling units completed or under construction
  and community development in process                              59,954                 49,345
Other                                                                  566                    483
                                                                  --------               --------
                                                                  $167,060               $157,473
                                                                  ========               ========


INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Avatar's deferred income tax assets and liabilities as of June 30, 2000 and December 31, 1999 are as follows:


                                                                    2000              1999
                                                                   -------          --------
Deferred income tax assets
        Tax over book basis of land inventory                      $ 24,000         $ 25,000
        Unrecoverable land development costs                          1,000            1,000
        Tax over book basis of depreciable assets                     4,000            4,000
        Other                                                         7,843            5,133
                                                                   --------         --------
Total deferred income taxes                                          36,843           35,133

        Valuation allowance for deferred income tax assets          (31,000)         (30,000)
                                                                   --------         --------
Deferred income tax assets after valuation allowance                  5,843            5,133

Deferred income tax liabilities
        Book over tax income recognized on homesite sales            (1,000)          (1,000)
                                                                   --------         --------
Total deferred income tax liabilities                                (1,000)          (1,000)
                                                                   --------         --------
Net deferred income taxes                                          $  4,843         $  4,133
                                                                   ========         ========


INCOME TAXES - continued

         A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 35% for the six months ended June 30, 2000 and 1999 is as follows:


                                                                2000            1999
                                                              -------         -------
Income tax expense (credit) computed at statutory rate        $(1,720)        $ 1,785
State income tax (credit),  net of federal effect                (175)            183
Other, net                                                       (171)             10
Change in valuation allowance on deferred tax assets            1,000              --
                                                              -------         -------
Provision (benefit) for income taxes                          $(1,066)        $ 1,978
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

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

         Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana in central Florida near Orlando, Harbor Islands on Florida's east coast and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. Current and planned real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes); the development, leasing and management of improved commercial and industrial properties; operation of amenities and resorts; cable television operations; and property management services.

         The following table summarizes Avatar's information for reportable segments for the six and three months ended June 30, 2000 and 1999:


                                                        Six Months                       Three Months
                                                -------------------------       --------------------------
                                                   2000            1999           2000             1999
                                                ---------       ---------       ---------       ---------
REVENUES:
Segment revenues
    Residential communities                     $  52,729       $  43,120       $  29,376       $  21,173
    Active adult communities                           97              --              97              --
    Resorts                                         4,029           7,546           1,904           3,124
    Commercial and industrial                         709           2,477             271           2,477
    Rental, leasing, cable and
       other real estate operations                 2,798           2,910           1,713           1,366
    All other                                       5,194          45,615           3,290          45,292
                                                ---------       ---------       ---------       ---------
                                                   65,556         101,668          36,651          73,432
Unallocated revenues
    Deferred gross profit                           1,114           2,015             520             965
    Interest income                                 3,851           3,000           1,840           2,007
    Other                                             170             309             117             175
                                                ---------       ---------       ---------       ---------
Total revenues                                  $  70,691       $ 106,992       $  39,128       $  76,579
                                                ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS):
Segment operating income (loss)
    Residential communities                     $   7,323       $   4,587       $   4,566       $   2,431
    Active adult communities                       (4,886)           (833)         (3,107)           (432)
    Resorts                                            37             597             (68)           (251)
    Commercial and industrial                         473           2,078              88           2,145
    Rental, leasing, cable and
       other real estate operations                   425             926             234             593
    All other                                       2,971           7,069           2,312           7,098
                                                ---------       ---------       ---------       ---------
                                                    6,343          14,424           4,025          11,584
    Unallocated income (expenses)
       Deferred gross profit                        1,114           2,015             520             965
       Interest income                              3,851           3,000           1,840           2,007
       Trading account profit (loss)               (5,965)             --             414              --
       General and administrative expenses         (5,226)         (5,430)         (2,684)         (2,889)
       Interest expense                            (2,966)         (4,713)         (1,468)         (2,367)
       Other                                       (2,066)         (4,196)         (1,090)         (2,000)
                                                ---------       ---------       ---------       ---------
 Income (loss) from continuing operations
    before income taxes                         $  (4,915)      $   5,100       $   1,557       $   7,300
                                                =========       =========       =========       =========


                                          June 30,    December 31,
                                           2000          1999
                                         --------     ------------
ASSETS:
Segment assets
     Residential communities             $ 66,809      $ 72,371
     Active adult communities              76,374        51,144
     Resorts                                5,126         4,903
     Commercial and industrial             11,661        11,844
     Rental, leasing, cable and
       other real estate operations         4,563         4,465
     Unallocated assets                   199,243       246,408
                                         --------      --------
Total assets                             $363,776      $391,135
                                         ========      ========

-----------------

(a)      Avatar's businesses are primarily conducted in the United States.
(b) Identifiable assets by segment are those assets that are used in the operations of each segment.
(c) No significant part of the business is dependent upon a single customer or group of customers.
(d) Bulk land sales, Arizona utilities, the cost to carry land and the sale of Cape Coral assets do not qualify individually as separate reportable segments and are included in "All Other". Also included in "All Other" for the six and three months ended June 30, 2000, are management services and water facility operating results, which Avatar retained in Florida. In 1999, these operations were classified as discontinued.
(e) There is no interest expense from residential development, resorts and rental/leasing included in segment profit/(loss) for the six and three months ended June 30, 2000. Included in segment profit/(loss) for the six months ended June 30, 1999 is interest expense of $244, $59 and $285 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for the three months ended June 30, 1999 is interest expense of $62, $21 and $137 from residential development, resorts and rental/leasing, respectively.

(f) Included in operating profit/(loss) for the six months ended in 2000 is depreciation expense of $131, $312, $305 and $85 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the six months ended in 1999 is depreciation expense of $112, $617, $267 and $80 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 2000 is depreciation expense of $76, $158, $155 and $41 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 1999 is depreciation expense of $55, $314, $149 and $39 from residential development, resorts, rental/leasing and unallocated corporate, respectively.

DISCONTINUED OPERATIONS

         During 1999, Avatar disposed of substantially all of the assets used in its Florida Utilities operations and exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries. Operating results for the six and three months ended June 30, 1999 are segregated and reported as discontinued operations in the accompanying statements of operations and cash flows.

         Consolidated operating results relating to the discontinued operations for the six and three months ended June 30, 1999 are as follows:


                                                      Six Months                         Three Months
                                         --------------------------------      ---------------------------------
                                         Vacation      Florida                 Vacation    Florida
                                         Ownership    Utilities     Total      Ownership   Utilities       Total
                                         ---------    ---------     -----      ---------   ---------       -----
REVENUES
Real estate sales                        $  6,392     $     --     $  6,392     $  4,008    $     --     $  4,008
Utilities revenues                             --       14,864       14,864           --       5,388        5,388
Interest income                             1,659           --        1,659          848          --          848
Other                                         503         (678)        (175)         249        (700)        (451)
                                         --------     --------     --------     --------    --------     --------
     Total revenues                         8,554       14,186       22,740        5,105       4,688        9,793

EXPENSES
Real estate expenses                     $  6,926     $     --     $  6,926     $  3,906    $     --     $  3,906
Utilities expenses                             --       11,746       11,746           --       4,633        4,633
Interest expense                            1,316        1,072        2,388          667         332          999
Minority interest                              --          438          438           --         328          328
                                         --------     --------     --------     --------    --------     --------
   Total expenses                           8,242       13,256       21,498        4,573       5,293        9,866
                                         --------     --------     --------     --------    --------     --------
Income (loss) from discontinued
 operations before income taxes               312          930        1,242          532        (605)         (73)
Income tax expense (benefit)                  143          428          571          228        (164)          64
                                         --------     --------     --------     --------    --------     --------
Net (loss) income from discontinued
 operations                              $    169     $   502      $    671     $    304    $   (441)    $   (137)
                                         ========     =======      ========     ========    ========     ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

         The following discussion of Avatar's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Data from residential communities operations for the six and three months ended June 30, 2000 and 1999 are summarized as follows:


                                                      Six Months                       Three Months
                                               -------------------------         -------------------------
                                                2000              1999            2000              1999
                                               -------           -------         -------           -------
UNITS CLOSED
  Number of units                                  259               220             134               109
  Aggregate dollar volume                      $52,299           $42,198         $29,349           $20,449
  Average price per unit                          $202              $192            $219              $188

UNITS SOLD, NET
  Number of units                                  193               273              93               120
  Aggregate dollar volume                      $29,082           $58,835         $13,502           $28,910
  Average price per unit                          $151              $216            $145              $240

                                                       June 30,
                                               -------------------------
                                                 2000             1999
                                               -------           -------
BACKLOG
  Number of units                                  273               450
  Aggregate dollar volume                      $67,104          $101,348
  Average price per unit                          $246              $225


         The number of contracts signed and units in backlog for the six and three months ended June 30, 2000 are lower than the comparable periods of 1999 due to the sale of Avatar's homebuilding operations at Cape Coral in June 1999 and the sellout of developed single-family parcels at Harbor Islands. The lower average price for contracts signed during the six and three months ended June 30, 2000 compared to the same periods of 1999 reflect the lower volume of higher priced product due to the sellout of developed parcels at Harbor Islands.

         Initial marketing efforts at Solivita, which commenced in the second quarter of 2000, have resulted in sales of 49 units for the six and three months ended June 30, 2000, which are not included in the above table. Closings are expected to commence in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -CONTINUED

RESULTS OF OPERATIONS - CONTINUED

         Net income (loss) for the six and three months ended June 30, 2000 was ($3,849) or ($0.46) per share and $992 or $0.12 per share, respectively, compared to net income of $97,394 or $10.62 per share and $97,991 or $10.69 per share for the same periods of 1999. The decrease in net income for the six and three months was primarily attributable to a decrease in real estate operations, an after-tax gain during the second quarter of 1999 on the sale of the assets of Florida Utilities, a decrease in the recognition of deferred gross profit and an increase in other expenses, partially mitigated by an increase in other revenues, and a decrease in interest expense. Also contributing to the decrease for the six months ended June 30, 2000 is a trading account loss from investments in marketable securities, partially mitigated by an increase in interest income. Exclusive of the trading account loss (profit) and start-up expenses related to Solivita, operations for the six and three months ended June 30, 2000, including interest income, resulted in pre-tax income of $5,936 and $4,250 respectively.

         Avatar's real estate revenues for the six and three months ended June 30, 2000 decreased $39,782 or 39.4% and $39,332 or 53.8%, respectively, while real estate expenses decreased by $30,841 or 34.1% and $30,566 or 48.1% when compared to the same periods of 1999. The decrease in real estate revenues and expenses for the six and three month periods ended is generally the result of the sale of real estate assets located in Cape Coral during the second quarter of 1999 and decreases in commercial/industrial sales and resort revenues and expenses. The decreases in resort revenues and expenses are primarily due to the sale of Cape Coral Golf and Country Club and the leasing of the Poinciana Golf and Racquet Club operations during 1999. The decrease in real estate revenues and expenses was partially mitigated by increased homebuilding operations. Operating profits for homebuilding increased due to higher revenues from more closings and decreases in general homebuilding and marketing expenses. On June 30, 1999, Avatar closed on the sale of substantially all of its real estate assets located at Cape Coral. The sales price was $44,852 resulting in a pre-tax gain of $7,024.

         Interest income for the six months ended June 30, 2000 increased $851 or 28.4% compared to the same period in 1999. The increase is primarily attributable to higher interest income earned during 2000 from the investment of the proceeds generated from the sale of Florida Utilities and Cape Coral assets in the second quarter of 1999.

         Interest expense for the six and three months ended June 30, 2000 decreased $2,335 or 44.0% and $1,119 or 43.3%, respectively, compared to the same periods in 1999. The decrease is primarily attributable to a reduction of the outstanding debt associated with real estate and notes collateralized by contracts and mortgage notes receivable and an increase in capitalized interest.

         Other revenues and expenses for the six months ended June 30, 2000 increased $3,531 and $1,129, respectively, and increased $2,493 and $596 for the three months ended June 30, 2000. These increases are primarily attributable to operating revenues and expenses associated with the management services and water facility operations that Avatar retained in Florida and to revenues of $1,480 recognized and earned from escrowed funds associated with the Florida Utilities sale that closed on April 15, 1999. Pursuant to the Utility System Asset Acquisition Agreement (Agreement) dated April 1, 1999, proceeds from the closing in the amount of $1,480 were deposited into an escrow account guaranteeing that billed revenues for the twelve month period commencing on April 16, 1999 would be at least equal to an amount as defined in the Agreement. During the second quarter of 2000, Florida Utilities met the required minimum

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -CONTINUED

RESULTS OF OPERATIONS - CONTINUED

guaranteed billed revenues and the escrowed funds were released during the third quarter of 2000.

         The trading account loss (profit) was $5,965 and ($414) for the six and three months ended June 30, 2000, respectively. Trading account loss (profit) represents realized and unrealized gains and a loss related to the trading investment portfolio, and includes commissions payable to investment brokers. The trading account loss is based on the fair value of Avatar's investment portfolio at June 30, 2000 of $12,689 compared to the book basis (including a $1,948 unrealized gain recorded at December 31, 1999) of $18,654, which is higher than the aggregate actual cost of $16,706.


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

         For the six months ended June 30, 2000, net cash used in operating activities amounted to $26,014, primarily as a result of a decrease in accounts payable and accrued and other liabilities of $18,807, and expenditures on land development and housing operations of $9,682, partially offset by principal payments collected on contract receivables of $3,064. Net cash used in investing activities of $19,299 resulted from investments in property, plant and equipment of $16,192 and marketable securities of $3,107. Net cash used in financing activities of $4,608 resulted from the repayment of notes payable.

         For the six months ended June 30, 1999, net cash provided by operating activities amounted to $17,113, primarily as a result of the proceeds of approximately $37,000 from the sale of real estate assets in Cape Coral; partially offset by a decrease in accounts payable and accrued and other liabilities of $19,335. Net cash provided by investing activities of $166,475 resulted primarily from proceeds of the Florida Utilities sale of $164,071. Net cash used in financing activities of $42,682 resulted primarily from repayment of $35,267 in land development and construction loans.

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2000, none of these authorized expenditures had been made.

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Avatar's Annual Meeting of Stockholders was held on May 25, 2000, in Coral Gables, Florida, for the purpose of electing nine directors; considering and voting upon a proposal to amend Article FOURTH of the Restated Certificate of Incorporation; and approving the appointment of Ernst & Young LLP, independent accountants, as auditors for the year ending December 31, 2000. Proxies were solicited from holders of 8,405,938 outstanding shares of Common Stock as of the close of business on March 31, 2000, as described in Avatar's Proxy Statement dated April 27, 2000. All of management's nominees for directors were re-elected, the proposal to amend Article FOURTH of the Restated Certificate of Incorporation was approved, and the appointment of Ernst & Young LLP was approved by the following votes:

ELECTION OF DIRECTORS

   Name                                Votes FOR                   WITHHELD
   ----                                ---------                   --------
   Leon Levy                           7,546,565                   447,380
   Milton Dresner                      7,545,033                   448,912
   Gerald Kelfer                       7,543,861                   450,084
   Martin Meyerson                     7,546,464                   447,481
   Gernot H. Reiners                   7,545,530                   448,415
   Kenneth T. Rosen                    7,547,783                   446,162
   Fred Stanton Smith                  7,545,475                   448,470
   William G. Spears                   7,547,783                   446,162
   Henry King Stanford                 7,544,257                   449,688

APPROVAL OF PROPOSAL TO AMEND ARTICLE FOURTH OF THE RESTATED CERTIFICATE OF INCORPORATION

                                                 Votes              Votes
        VOTES FOR                               AGAINST           ABSTAINED
        ---------                              ---------          ---------
        4,632,531                              1,373,765           16,482
                         Broker Non-Votes      1,971,167
                                               ---------
                                               3,344,932

APPOINTMENT OF AUDITORS

                                             Shares Voted          Shares
            SHARES VOTED FOR                    AGAINST           ABSTAINED
            ----------------                 ------------         ---------
                7,975,968                        6,196             11,781

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------
   3(a) Certificate of Amendment of Restated Certificate of Incorporation of Avatar Holdings Inc. dated May 26, 2000 (filed herewith).

   27    Financial Data Schedule (filed herewith).

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AVATAR HOLDINGS INC.



Date:       August 3, 2000           By: /s/ Lawrence R. Sherry
            ---------------              --------------------------------------
                                         Lawrence R. Sherry
                                         Executive Vice President and
                                         Chief Financial Officer



Date:       August 3, 2000           By: /s/ Charles L. McNairy
            ---------------              --------------------------------------
                                         Charles L. McNairy
                                         Executive Vice President and Treasurer



Date:       August 3, 2000           By: /s/ Michael P. Rama
            ---------------              --------------------------------------
                                         Michael P. Rama
                                         Chief Accounting Officer