Form 10-Q
period 2000-09-30
AVATAR HOLDINGS INC
filed 2000-11-13
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               --------------------------------------------------

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,405,938 shares of Avatar's common stock ($1.00 par value) were outstanding as of October 31, 2000.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
PART I.    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

       Consolidated Balance Sheets --
         September 30, 2000 and December 31, 1999............................................             3

       Consolidated Statements of Operations --
         Nine months and three months ended September 30, 2000 and 1999......................             4

       Consolidated Statements of Cash Flows --
         Nine months ended September 30, 2000 and 1999.......................................             5

       Notes to Consolidated Financial Statements............................................             7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................            14


PART II.   OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................            18


PART I  --  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                       September 30,        December 31,
                                                            2000                1999
                                                       -------------        ------------
ASSETS
Cash and cash equivalents                                $  89,558           $ 143,259
Restricted cash                                              1,012               3,552
Investments - marketable securities                         26,562              15,547
Contracts and mortgage notes receivable, net                 5,545               7,685
Other receivables, net                                       6,573               3,328
Land and other inventories                                 173,173             157,473
Property, plant and equipment, net                          55,358              41,384
Other assets                                                13,817              14,774
Deferred income taxes                                        2,545               4,133
                                                         ---------           ---------

        Total Assets                                     $ 374,143           $ 391,135
                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                              $ 112,367           $ 112,367
  Real estate                                                2,493               7,101
Estimated development liability for sold land               18,533              18,605
Accounts payable                                             1,728               8,997
Accrued and other liabilities                               35,167              50,488
                                                         ---------           ---------

        Total Liabilities                                  170,288             197,558

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized:  50,000,000 shares at September 30, 2000
               15,500,000 shares at December 31, 1999
  Issued:  9,170,102 shares                                  9,170               9,170
Additional paid-in capital                                 157,141             157,141
Retained earnings                                           50,093              39,815
                                                         ---------           ---------
                                                           216,404             206,126
Treasury stock, at cost, 764,164 shares                    (12,549)            (12,549)
                                                         ---------           ---------
  Total Stockholders' Equity                               203,855             193,577
                                                         ---------           ---------
  Total Liabilities and Stockholders' Equity             $ 374,143           $ 391,135
                                                         =========           =========

See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
        For the Nine and Three months ended September 30, 2000 and 1999
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                                              Nine Months               Three Months
                                                                        ----------------------     ----------------------
                                                                          2000         1999          2000         1999
                                                                        ---------    ---------     ---------    ---------
REVENUES
Real estate sales                                                       $  97,221    $ 131,952     $  36,033    $  30,982
Deferred gross profit                                                       1,592        2,700           478          685
Trading account profit (loss)                                               5,200          (12)       11,165          (12)
Interest income                                                             5,563        5,592         1,712        2,592
Other                                                                       9,274        1,442         4,736          435
                                                                        ---------    ---------     ---------    ---------
     Total revenues                                                       118,850      141,674        54,124       34,682

EXPENSES
Real estate expenses                                                       93,110      121,006        33,427       30,482
General and administrative expenses                                         7,726        8,974         2,500        3,544
Interest expense                                                            4,816        7,240         1,850        1,939
Other                                                                       2,626          959           860          322
                                                                        ---------    ---------     ---------    ---------
     Total expenses                                                       108,278      138,179        38,637       36,287
                                                                        ---------    ---------     ---------    ---------

Income (loss) from continuing operations before income taxes               10,572        3,495        15,487       (1,605)
Income tax expense (benefit)                                                  294        1,361         1,360         (617)
                                                                        ---------    ---------     ---------    ---------
Income (loss) from continuing operations after income taxes                10,278        2,134        14,127         (988)

Discontinued operations:
  Income from discontinued operations less income tax
    expense of $572 and $1 for the nine and three months ended 1999            --          674            --            3
  Gain (loss) on sale of discontinued operations less income tax expense of $12,170 and $4,517 for the nine and three months
    ended 1999                                                                 --       90,417            --       (4,517)
  Estimated loss on disposal, less income tax benefit of $817 for
   the nine months ended 1999                                                  --       (1,333)           --           --
                                                                        ---------    ---------     ---------    ---------

Net income (loss)                                                       $  10,278    $  91,892     $  14,127    $  (5,502)
                                                                        =========    =========     =========    =========

BASIC EPS:
Income (loss) from continuing operations after income taxes             $    1.22    $    0.23     $    1.68    $   (0.11)
Income from discontinued operations                                            --         0.07            --           --
Gain (loss) on sale of discontinued operations                                 --         9.87            --        (0.49)
Estimated loss on disposal                                                     --        (0.15)           --           --
                                                                        ---------    ---------     ---------    ---------
Net income (loss)                                                       $    1.22    $   10.02     $    1.68    $   (0.60)
                                                                        =========    =========     =========    =========

DILUTED EPS:
Income (loss) from continuing operations after income taxes             $    1.17    $    0.23     $    1.29    $   (0.11)
Income from discontinued operations                                            --         0.07            --           --
Gain (loss) on sale of discontinued operations                                 --         9.87            --        (0.49)
Estimated loss on disposal                                                     --        (0.15)           --           --
                                                                        ---------    ---------     ---------    ---------
Net income (loss)                                                       $    1.17    $   10.02     $    1.29    $   (0.60)
                                                                        =========    =========     =========    =========

See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
              For the Nine months ended September 30, 2000 and 1999
                             (Dollars in Thousands)

                                                                               2000          1999
                                                                            ---------     ---------
OPERATING ACTIVITIES
Net income                                                                  $  10,278     $  91,892
Adjustments to reconcile net income to
     net cash used in operating activities:
         Depreciation and amortization                                          2,829         2,563
         Gain on sale of Florida Utilities assets                                  --       (90,417)
         Estimated loss on disposal of discontinued operations                     --         1,333
         Deferred gross profit                                                 (1,592)       (2,700)
         Trading account (profit) loss                                         (5,200)           12
         Changes in operating assets and liabilities:
            Restricted cash                                                     2,540           647
            Principal payments on contracts receivable                          3,998         7,017
            Receivables                                                          (266)          654
            Other receivables                                                  (3,245)         (663)
            Inventories                                                       (15,772)       24,521
            Deferred income taxes                                               1,588        (5,765)
            Other assets                                                         (185)        2,166
            Income taxes payable                                                   --         1,854
            Accounts payable and accrued and other liabilities                (22,590)      (19,428)
            Assets/liabilities from discontinued operations, net                   --        (5,609)
                                                                            ---------     ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (27,617)        8,077

INVESTING ACTIVITIES
Investment in property, plant and equipment                                   (15,661)       (4,636)
Net proceeds from sale of Florida Utilities assets                                 --       164,071
Investment in marketable securities                                            (5,815)       (2,212)
                                                                            ---------     ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                           (21,476)      157,223

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings                   --           109
Principal payments on revolving lines of credit and long-term borrowings       (4,608)      (39,679)
Repurchase of 7% Convertible Subordinated Notes                                    --        (2,633)
Purchase of treasury stock                                                         --          (637)
                                                                            ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                                          (4,608)      (42,840)
                                                                            ---------     ---------

(DECREASE) INCREASE IN CASH                                                   (53,701)      122,460

Cash and cash equivalents at beginning of period                              143,259        32,521
                                                                            ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  89,558     $ 154,981
                                                                            =========     =========


See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) -- continued
             For the Nine months ended September 30, 2000 and 1999
                             (Dollars in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:                                  2000       1999
                                                                      ------    -------
            Interest - Continuing operations (net of amount
                             capitalized of $1,854 and $523
                             in 2000 and 1999, respectively)          $2,415    $ 8,209
                                                                      ======    =======
            Interest - Discontinued operations (net of amount
                             capitalized of $0 and $33 in 2000 and
                             1999, respectively)                      $   --    $ 2,547
                                                                      ======    =======

            Income taxes paid                                         $1,700    $13,000
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

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of September 30, 2000 and December 31, 1999, and the related consolidated statements of operations for the nine and three month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of Avatar's other accounting policies, refer to Avatar Holdings Inc.'s 1999 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 1999 financial statement items have been reclassified to conform to the 2000 presentation.

EARNINGS PER SHARE

         Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. Basic and diluted earnings per share for the nine and three months ended September 30, 2000 were calculated as follows:

                                                                       Nine Months      Three Months
                                                                          2000              2000
                                                                       -----------      ------------
Numerator:
Numerator for basic earnings per share -
     Income from continuing operations after income taxes                $10,278           $14,127
     Interest on 7% Convertible Subordinated Notes, net of tax             3,658             1,219
                                                                         -------           -------
Numerator for diluted earnings per share                                 $13,936           $15,346

Denominator:
Denominator for basic earnings per share -
     weighted average shares                                               8,406             8,406
Effect of dilutive securities:
     7% Convertible Subordinated Notes                                     3,534             3,534
                                                                         -------           -------
Denominator for diluted earnings per share -
     adjusted weighted average shares and assumed conversion              11,940            11,940
                                                                         -------           -------
Basic earnings per share                                                 $  1.22           $  1.68
                                                                         =======           =======
Diluted earnings per share                                               $  1.17           $  1.29
                                                                         =======           =======

         Earnings per share is computed based on the weighted average number of shares outstanding of 8,405,938 for the nine and three months ended September 30, 2000 and 9,157,818 and 9,139,075 for the nine and three months ended September 30, 1999, respectively. For computing earnings per share for the nine and three months ended September 30, 1999, the conversion of the Notes and employee stock options were not assumed, as the effect of both would be antidilutive. There is no difference between basic and diluted earnings per share for 1999.

REPURCHASE OF COMMON STOCK AND NOTES

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2000, none of these authorized expenditures had been made.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         Avatar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $1,012 and $3,552 as of September 30, 2000 and December 31, 1999, respectively. These balances are comprised primarily of housing deposits that will become available to Avatar when the housing contracts close.

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

INVESTMENTS - MARKETABLE SECURITIES

         Avatar classifies its entire investment portfolio as trading. This category is defined to include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are carried at fair market value and both realized and unrealized gains and losses are included in net trading account profit (loss) in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. While the aggregate purchase price of the marketable securities was $19,414, the book basis (including a $1,948 unrealized gain recorded at December 31, 1999) was $21,362. The fair value of Avatar's investment portfolio at September 30, 2000 was $26,562; resulting in the recording of a trading account profit of $5,200 and $11,165 for the nine and three months ended September 30, 2000, respectively. The fair value of Avatar's investment portfolio at September 30, 1999 was $2,200 with an aggregate cost of $2,212; resulting in the recording of a trading account loss of $12 for the nine and three months ended September 1999. As of September 30, 2000, the portfolio did not include any forward foreign exchange contracts. As of November 6, 2000 the fair value of the investment portfolio was $25,306.

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:

                                              September 30,    December 31,
                                                  2000            1999
                                              -------------    ------------
Contracts and mortgage notes receivable          $11,352         $15,669
                                                 -------         -------
Less:
      Deferred gross profit                        5,072           6,857
      Other                                          735           1,127
                                                 -------         -------
                                                   5,807           7,984
                                                 -------         -------
                                                 $ 5,545         $ 7,685
                                                 =======         =======

LAND AND OTHER INVENTORIES

         Inventories consist of  the following:

                                                  September 30,    December 31,
                                                      2000            1999
                                                  -------------    ------------
Land developed and in process of development       $ 74,504          $ 73,861
Land held for future development or sale             33,679            33,784
Dwelling units completed or under construction
    and community development in process             64,379            49,345
Other                                                   611               483
                                                   --------          --------
                                                   $173,173          $157,473
                                                   ========          ========

INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Avatar's deferred income tax assets and liabilities as of September 30, 2000 and December 31, 1999 are as follows:

                                                                2000         1999
                                                              --------     --------
Deferred income tax assets
        Tax over book basis of land inventory                 $ 22,000     $ 25,000
        Unrecoverable land development costs                     1,000        1,000
        Tax over book basis of depreciable assets                4,000        4,000
        Other                                                    5,545        5,133
                                                              --------     --------
Total deferred income taxes                                     32,545       35,133

        Valuation allowance for deferred income tax assets     (26,000)     (30,000)
                                                              --------     --------
Deferred income tax assets after valuation allowance             6,545        5,133

Deferred income tax liabilities
        Unrealized gain on marketable securities                (3,000)          --
        Book over tax income recognized on homesite sales       (1,000)      (1,000)
                                                              --------     --------
Total deferred income tax liabilities                           (4,000)      (1,000)
                                                              --------     --------
Net deferred income taxes                                     $  2,545     $  4,133
                                                              ========     ========

         A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 35% for the nine months ended September 30, 2000 and 1999 is as follows:

                                                            2000        1999
                                                          -------     -------

Income tax expense (credit) computed at statutory rate    $ 3,700     $ 1,223
State income tax (credit), net of federal effect              380         126
Other, net                                                    214          12
Change in valuation allowance on deferred tax assets       (4,000)         --
                                                          -------     -------
Provision (benefit) for income taxes                      $   294     $ 1,361
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

         In May 1995, a wastewater rate increase was filed for the North Fort Myers Division of Florida Cities Water Company (FCWC), a utilities subsidiary of Avatar. In November 1995, the Florida Public Service Commission (FPSC) issued an order authorizing a rate increase of approximately 18% (an annualized revenue increase of approximately $378). Following a challenge to the order by the Office of Public Counsel (the customer advocate) and certain customers, FCWC requested implementation of the rates granted in the order. After a hearing, the FPSC issued a new order in September 1996 authorizing final rates which were approximately 5% lower than rates in effect prior to the rate increase filing. FCWC filed an appeal with the District Court of Appeal of Florida, First District (DCA) and in January 1998, DCA reversed and remanded the September 1996 order. By order dated April 14, 1998, the FPSC ordered the record reopened and scheduled a hearing in December 1998 to take testimony on one issue remanded by the DCA. FCWC's challenge of this FPSC action was denied by the DCA on June 17, 1998 and the remand hearing was held on December 8 and 9, 1998. On April 8, 1999, the FPSC rendered its Final order which did not reflect a material change in its position on the issue in dispute. On April 15, 1999, FCWC sold the plant assets which are the subject of this rate matter, however, this sale did not jeopardize FCWC's right to appeal the FPSC Final order. On May 10, 1999, FCWC filed a notice of appeal of the FPSC Final order to the DCA and by DCA order dated December 6, 1999, FCWC was granted until February 14, 2000 to file its initial brief. FCWC filed the brief on February 11, 2000. The rates implemented in January 1996 were collected by FCWC until April 15, 1999 and approximately $838 plus interest is subject to refund pending ultimate resolution of this matter. After the sale of the plant assets, which are the subject of this matter, FCWC recorded a reserve on its balance sheet in the amount of $838 to cover refunds and recorded interest liability applicable thereto in the amount of $128. Notwithstanding, FCWC believes that there is a reasonable basis it will prevail in this matter.

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

         The following table summarizes Avatar's information for reportable segments for the nine and three months ended September 30, 2000 and 1999:

                                                 Nine Months                 Three Months
                                            --------------------         --------------------
                                              2000        1999             2000        1999
                                            --------    --------         --------    --------
REVENUES:
Segment revenues
    Residential communities                 $ 78,149    $ 71,276         $ 25,420    $ 28,156
    Active adult communities                   1,950          --            1,853          --
    Resorts                                    5,646       9,072            1,617       1,526
    Commercial and industrial                  6,431       2,477            5,722          --
    Rental, leasing, cable and
       other real estate operations            4,150       4,040            1,352       1,130
    All other                                  9,890      46,165            4,696         550
                                            --------    --------         --------    --------
                                             106,216     133,030           40,660      31,362
Unallocated revenues
    Deferred gross profit                      1,592       2,700              478         685
    Interest income                            5,563       5,592            1,712       2,592
    Trading account profit, net                5,200          --           11,165          --
    Other                                        279         352              109          43
                                            --------    --------         --------    --------
Total revenues                              $118,850    $141,674         $ 54,124    $ 34,682
                                            ========    ========         ========    ========


                                                       Nine Months                  Three Months
                                                  ---------------------         ---------------------
                                                    2000         1999             2000         1999
                                                  --------     --------         --------     --------
OPERATING INCOME (LOSS):
Segment operating income (loss)
    Residential communities                       $ 10,871     $  7,861         $  3,548     $  3,285
    Active adult communities                        (7,886)      (1,561)          (3,000)        (728)
    Resorts                                           (328)         138             (365)        (459)
    Commercial and industrial                        4,184        2,022            3,711          (56)
    Rental, leasing, cable and
       other real estate operations                    649        1,157              224          231
    All other                                        6,781        7,187            3,810          118
                                                  --------     --------         --------     --------
                                                    14,271       16,804            7,928        2,391
    Unallocated income (expenses)
       Deferred gross profit                         1,592        2,700              478          685
       Interest income                               5,563        5,592            1,712        2,592
       Trading account profit (loss)                 5,200          (12)          11,165          (12)
       General and administrative expenses          (7,726)      (8,974)          (2,500)      (3,544)
       Interest expense                             (4,816)      (6,628)          (1,850)      (1,915)
       Other                                        (3,512)      (5,987)          (1,446)      (1,802)
                                                  --------     --------         --------     --------
 Income (loss) from continuing operations
    before income taxes                           $ 10,572     $  3,495         $ 15,487     $ (1,605)
                                                  ========     ========         ========     ========

                                                                             September 30,  December 31,
ASSETS:                                                                           2000          1999
                                                                             -------------  ------------
Segment assets
     Residential communities                                                    $ 60,596      $ 72,371
     Active adult communities                                                     89,101        51,144
     Resorts                                                                       5,461         4,903
     Commercial and industrial                                                    11,380        11,844
     Rental, leasing, cable and
       other real estate operations                                                4,860         4,465
     Unallocated assets                                                          202,745       246,408
                                                                                --------      --------
Total assets                                                                    $374,143      $391,135
                                                                                ========      ========


(a)      Avatar's businesses are primarily conducted in the United States.
(b) Identifiable assets by segment are those assets that are used in the operations of each segment.
(c) No significant part of the business is dependent upon a single customer or group of customers.
(d) Bulk land sales, Arizona utilities, the cost to carry land and the sale of Cape Coral assets do not qualify individually as separate reportable segments and are included in "All Other". Also included in "All Other" for the nine and three months ended September 30, 2000, are management services and water facility operating results, which Avatar retained in Florida. In 1999, these operations were classified as discontinued.
(e) There is no interest expense from residential development, resorts and rental/leasing included in segment profit/(loss) for the nine and three months ended September 30, 2000. Included in segment profit/(loss) for the nine months ended September 30, 1999 is interest expense of $268, $59 and $285 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for the three months ended September 30, 1999 is interest expense of $24, $0 and $0 from residential development, resorts and rental/leasing, respectively.

(f) Included in operating profit/(loss) for the nine months ended in 2000 is depreciation expense of $143, $227, $473, $460 and $137 from residential development, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the nine months ended in 1999 is depreciation expense of $143, $0, $901, $347 and $115 from residential development, active adult communities, resorts, rental/leasing, and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 2000 is depreciation expense of $12, $227, $161, $155 and $52 from residential development, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 1999 is depreciation expense of $31, $0, $151, $80 and $35 from residential development, active adult communities, resorts, rental/leasing, and unallocated corporate, respectively.

DISCONTINUED OPERATIONS

         During 1999, Avatar disposed of substantially all of the assets used in its Florida Utilities operations and exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries. Operating results for the nine and three months ended September 30, 1999 are segregated and reported as discontinued operations in the accompanying statements of operations and cash flows.

         Consolidated operating results relating to the discontinued operations for the nine and three months ended September 30, 1999 are as follows:

                                                                         1999
                                  ----------------------------------------------------------------------------------
                                                 Nine Months                              Three Months
                                  ----------------------------------------  ----------------------------------------
                                    Vacation       Florida                    Vacation      Florida
                                    Ownership     Utilities      Total       Ownership     Utilities        Total
                                  ------------   ----------- ------------   ------------  -----------   ------------
  REVENUES
  Real estate sales                   $  8,076    $     --     $  8,076       $  1,684     $     --       $  1,684
  Utilities revenues                        --      17,950       17,950             --        3,086          3,086
  Interest income                        1,955          --        1,955            296           --            296
  Other                                    613        (529)          84            110          149            259
                                      --------    --------     --------       --------     --------       --------
       Total revenues                   10,644      17,421       28,065          2,090        3,235          5,325

  EXPENSES
  Real estate expenses                $  8,935    $     --     $  8,935       $  2,009     $     --       $  2,009
  Utilities expenses                        --      14,830       14,830             --        3,084          3,084
  Interest expense                       1,527       1,089        2,616            211           17            228
  Minority interest                         --         438          438             --           --             --
                                      --------    --------     --------       --------     --------       --------
       Total expenses                   10,462      16,357       26,819          2,220        3,101          5,321

  Income (loss) from discontinued
    operations before income taxes         182       1,064        1,246           (130)         134              4
                                      --------    --------     --------       --------     --------       --------
  Income tax expense (benefit)              84         488          572            (59)          60              1
                                      --------    --------     --------       --------     --------       --------
  Income (loss) from
    discontinued operations           $     98    $    576     $    674       $    (71)    $     74       $      3
                                      ========    ========     ========       ========     ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

         The following discussion of Avatar's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Data from residential communities operations for the nine and three months ended September 30, 2000 and 1999 are summarized as follows:

                                     Nine months            Three Months
                                --------------------    --------------------
                                  2000        1999        2000        1999
                                --------    --------    --------    --------
UNITS CLOSED
  Number of units                    371         356         112         136
  Aggregate dollar volume        $77,647     $70,071     $25,348     $27,873
  Average price per unit            $209        $197        $226        $205

UNITS SOLD, NET
  Number of units                    289         403          96         130
  Aggregate dollar volume        $43,048     $93,030     $13,966     $34,195
  Average price per unit            $149        $231        $145        $263

                                    September 30,
                                --------------------
                                  2000        1999
                                --------    --------
BACKLOG
  Number of units                    257         444
  Aggregate dollar volume        $55,722    $107,670
  Average price per unit            $217        $243


         The number of signed contracts and units in backlog for the nine and three months ended September 30, 2000 are lower than the comparable periods of 1999 due to the sale of Avatar's homebuilding operations at Cape Coral in June 1999 and the sellout of developed single-family parcels at Harbor Islands. The lower average price for contracts signed during the nine and three months ended September 30, 2000 compared to the same periods of 1999 reflect the lower volume of higher priced product due to the sellout of developed parcels at Harbor Islands.

         Initial marketing efforts at Solivita, which commenced in the second quarter of 2000, have resulted in sales of 119 and 70 units and aggregate sales volume of $17,287 and $10,348 for the nine and three months ended September 30, 2000, respectively, which are not included in the above table. Revenues from Solivita operations for the nine and three months ended September 30, 2000 totaled $1,648 or 12 units. Backlog as of September 30, 2000 totaled 107 units.

         Net income for the nine and three months ended September 30, 2000 was $10,278 or $1.22 basic EPS (or $1.17 diluted EPS) and $14,127 or $1.68 basic EPS (or $1.29 diluted EPS), respectively, compared to net income of $91,892 or $10.02 per share and loss of $5,502 or ($0.60) per share for the same periods of 1999. The decrease in net income for the nine months was primarily attributable to a decrease in real estate operations (which includes pretax gain during the second quarter in 1999 of $7,043 from the sale of Cape Coral assets), an after-tax gain during the second quarter of 1999 on the sale of the assets of Florida Utilities, a decrease in the recognition of deferred gross profit and an increase in other expenses, partially mitigated by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

an increase in other revenues and a trading account profit, a decrease in interest expense and a decrease in general and administrative expenses. The increase in net income for the three months is primarily due to an increase in trading account profit from investments in marketable securities, an increase in real estate operating results and other revenues, and a decrease in general and administrative expenses. Exclusive of the trading account profit and operating losses related to Solivita, operations for the nine and three months ended September 30, 2000, including interest income, resulted in pre-tax income of $13,258 and $7,322 respectively.

         Avatar's real estate revenues for the nine and three months ended September 30, 2000 decreased $34,731 or 26.3% and increased $5,051 or 16.3%, respectively, while real estate expenses decreased by $27,896 or 23.1% and increased by $2,945 or 9.7%, respectively, when compared to the same periods of 1999. The decrease in real estate revenues and expenses for the nine months ended is generally the result of the sale of real estate assets located in Cape Coral during the second quarter of 1999 and decreases in resort revenues and expenses partially mitigated by an increase in commercial/industrial sales and revenues generated from Avatar's active adult operations. The decreases in resort revenues and expenses are primarily due to the sale of Cape Coral Golf and Country Club and the leasing of the Poinciana Golf and Racquet Club operations during 1999. The decrease in real estate revenues and expenses was partially mitigated by increased homebuilding operations. Operating profits for homebuilding increased due to higher revenues from increased volume of closings and decreases in general homebuilding and marketing expenses. During the second quarter of 1999, Avatar closed on the sale of substantially all of its real estate assets located at Cape Coral. The sales price was $44,852 resulting in a pre-tax gain of $7,043. The increase in real-estate revenues for the three months ended September 30, 2000, as compared to the same period in 1999, is generally the result of an increase in commercial/industrial and revenues generated from active adult operations.

         Interest income for the three months ended September 30, 2000 decreased $880 or 33.9% compared to the same period in 1999. The decrease is attributable to a decrease in cash and cash equivalents during the comparable periods and lower interest income earned on contracts receivable.

         General and administrative expenses for the nine and three months ended September 30, 2000 decreased $1,248 or 13.9% and $1,044 or 29.5%, respectively, compared to the same period in 1999. This decrease is primarily due to a reduction in salaries and professional fees.

         Interest expense for the nine months ended September 30, 2000 decreased $2,424 or 33.50%, compared to the same period in 1999. The decrease is primarily attributable to a reduction of the outstanding debt associated with real estate and notes collateralized by contracts and mortgage notes receivable and an increase in capitalized interest.

         Other revenues and expenses for the nine months ended September 30, 2000 increased $7,832 and $1,667, respectively, and increased $4,301 and $538 for the three months ended September 30, 2000 as compared to the same period in 1999. These increases are primarily attributable to operating revenues and expenses associated with the management services and water facility operations that Avatar retained in Florida, revenues of $1,475 associated with the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) - CONTINUED

RESULTS OF OPERATIONS - CONTINUED

sale of certain Utility Assets, revenues of $1,761 due to the reduction of eligible employees under the utilities non-contributory benefit postretirement plan that provides medical and life insurance benefits to employees after retirement, and revenues of $1,480 recognized and earned from escrowed funds associated with the Florida Utilities sale that closed on April 15, 1999. Pursuant to the Utility System Asset Acquisition Agreement (Agreement) dated April 1, 1999, proceeds from the closing in the amount of $1,480 were deposited into an escrow account guaranteeing that billed revenues for the twelve month period commencing on April 16, 1999 would be at least equal to an amount as defined in the Agreement. During the second quarter of 2000, Florida Utilities met the required minimum guaranteed billed revenues and the escrowed funds were released during the third quarter of 2000.

         Trading account profit recognized was $5,200 and $11,165 for the nine and three months ended September 30, 2000, respectively. Trading account profit represents realized and unrealized gains related to the trading investment portfolio, and includes commissions payable to investment brokers. The trading account profit is based on the fair value of Avatar's investment portfolio at September 30, 2000 of $26,562 compared to the book basis (including a $1,948 unrealized gain recorded at December 31, 1999) of $21,362 which is higher than the aggregate actual cost of $19,414.

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

         For the nine months ended September 30, 2000, net cash used in operating activities amounted to $27,617, primarily as a result of a decrease in accounts payable and accrued and other liabilities of $22,590, and expenditures on land development and construction of residential and active adult communities of $15,772, partially offset by principal payments collected on contract receivables of $3,998. Net cash used in investing activities of $21,476 resulted from investments in property, plant and equipment of $15,661 and marketable securities of $5,815. Net cash used in financing activities of $4,608 resulted from the repayment of notes payable.

         For the nine months ended September 30, 1999, net cash provided by operating activities amounted to $8,077 primarily as a result of proceeds of approximately $37,000 from the sale of real estate assets in Cape Coral, partially mitigated by a decrease in accounts payable and accrued and other liabilities of $19,428. Net cash provided by investing activities of $157,223 resulted primarily from proceeds of the Florida Utilities sale of $164,071, partially offset by investments in property, plant and equipment of $4,636 and marketable securities of $2,212. Net cash used in financing activities of $42,840 resulted primarily from repayment of $39,679 in land development and construction loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2000, none of these authorized expenditures had been made.

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   27    Financial Data Schedule (filed herewith).

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AVATAR HOLDINGS INC.

Date: November 13, 2000               By: /s/ Charles L. McNairy
                                         ---------------------------------
                                         Charles L. McNairy
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer

Date: November 13, 2000               By: /s/ Michael P. Rama
                                         --------------------------------------
                                         Michael P. Rama
                                         Chief Accounting Officer