Form 10-K405
period 2000-12-31
AVATAR HOLDINGS INC
filed 2001-03-26
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended DECEMBER 31, 2000 -- Commission File Number 0-7616
                            -----------------                           -------

                              AVATAR HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           23-1739078
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

201 Alhambra Circle, Coral Gables, Florida                            33134
------------------------------------------                          ----------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code:     (305) 442-7000
                                                        ---------------

Securities registered pursuant to section 12(g) of the Act:

                    Convertible Subordinated Notes Due 2005,
                 Convertible into Common Stock, $1.00 Par Value
                          COMMON STOCK, $1.00 PAR VALUE
                 ----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.             Yes  [X]       No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $194,683,610 as of February 28, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, $1.00 par value, issued and outstanding.

         As of February 28, 2001, there were 8,405,938 shares of common stock, $1.00 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                              AVATAR HOLDINGS INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----

Forward Looking Statements............................................................................................ 3

PART I

Item 1.          Business............................................................................................. 3

Item 2.          Properties........................................................................................... 9

Item 3.          Legal Proceedings ................................................................................... 9

Item 4.          Submission of Matters to a Vote of Security Holders.................................................. 9

                 Executive Officers of Registrant .................................................................... 10

PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters................................. 12

Item 6.          Selected Financial Data.............................................................................. 13

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations........................................................................................... 14

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk........................................... 25

Item 8.          Financial Statements and Supplementary Data.......................................................... 26

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosures.......................................................................................... 53

PART III

Item 10.         Directors and Executive Officers of the Registrant.................................................... 53

Item 11.         Executive  Compensation............................................................................... 53

Item 12.         Security Ownership of Certain Beneficial Owners and Management........................................ 53

Item 13.         Certain Relationships and Related Transactions........................................................ 53

PART IV

Item 14.         Exhibits,  Financial Statement Schedules and Reports on Form 8-K...................................... 54

Exhibit Index.......................................................................................................... 61


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

                                     PART I

Item 1.    Business

GENERAL

         Avatar is engaged in real estate operations. Currently, our primary activities include the development of active adult communities in Florida and residential communities in Florida and Arizona. In 1999, we disposed of certain non-core assets and may continue to do so in the future.

         In December 1998, we commenced development in Poinciana, Florida, of our first active adult community, Solivita. In addition to development and construction of housing products, active adult community development includes construction and operation of a variety of community amenities, including golf courses, health and fitness centers, restaurants and social and educational facilities.

         Our primary residential community development activities range from custom, semi-custom and mid-priced homebuilding to the operation of amenities and resorts, as well as a variety of related activities, including the development, leasing and management of improved commercial and industrial properties, cable television operations and property management services. We continue to own and operate the water and wastewater utilities at Rio Rico.

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

         As part of our plan, we determined to dispose of certain non-core assets in order to reposition our operations and increase our liquidity. In accordance with that plan, in 1999: we sold water and wastewater utilities assets located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida; we sold certain real estate assets located in Cape Coral, Florida; we exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries; we sold 2,842 lots in Rio Rico, Arizona, which comprised approximately 21% of Avatar's total landholdings in Rio Rico; and we acquired 1,130 acres of undeveloped land adjacent to Poinciana, Florida, suitable for development consistent with our business strategy as either an active adult or primary residential community.

         In the first quarter of 2001 we acquired a 178-acre parcel adjacent to the 1,130-acre property, which provides additional frontage on Pleasant Hill Road which may provide future commercial opportunities.

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

         By commencement of sales in the second quarter of 2000, approximately 100,000 square feet of recreation and service facilities were available, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a cafe/newsstand and other meeting and theater facilities. We have also completed development of a Ron Garl-designed 18-hole golf course, which incorporates many of the property's natural and manmade environmental features. In addition, the active park house a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts. Future plans include the development and construction of up to an additional 25,000 square feet of recreation and service facilities.

         We have financed development and construction of Solivita through available capital. However, we formed a Community Development District that issued tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

         The 3,300-acre Solivita community, which incorporates the natural topography of the land, its natural resources including more than 1,200 acres of wetlands and a spectacular oak hammock, is designed to accommodate in excess of 4,000 homes. The community opened during the second quarter of 2000. As of December 31, 2000, 70 homes were closed and approximately 120 individuals resided in the community.

         We continue to review an appropriate location for the development of a second active adult community within Florida, either on property currently owned or in a joint venture with another property owner.

         PRIMARY RESIDENTIAL COMMUNITY DEVELOPMENT

         Prior to the third quarter of 1997, our business plan emphasized the construction and sale of mid-priced single-family homes. Current sales prices range from the $70's to the $170's. Although our real estate business strategy is intended to shift Avatar's future capital expenditures and sources of revenue to potentially higher profit-margin businesses, we continue the construction and sale of mid-priced homes, both on scattered lots and on contiguous parcels as part of planned communities, within our existing Poinciana, Florida and Rio Rico, Arizona communities. Since commencement of mid-priced homebuilding activities in 1997 our average sales price increased from $115 to $142 for 2000. We sold our homebuilding inventory in Cape Coral, Florida because we did not believe we could be successful in significantly raising the profit level of our homebuilding activities in that community.

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

REAL ESTATE ASSETS

         Avatar's assets include real estate inventory in the states of Florida, Arizona and California. In the Florida communities of Harbor Islands and Poinciana, the Arizona community of Rio Rico and at Florida properties in Ocala Springs, Avatar's aggregate landholdings consist of over 21,700 developed, partially developed or developable acres, of which approximately 15,600 acres have been platted and/or zoned and approximately 6,100 acres have not been platted. The types of activities conducted vary from community to community. We are currently developing certain parcels and are considering development or alternative strategies for other parcels. Avatar owns other sites including Banyan Bay in Martin County, Florida; the Natoma tract in Los Angeles County, California; and a small number of homesites and other acreage at Golden Gate and Leisure Lakes, Florida.

         The Harbor Islands project, one of our residential community developments, encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for future parks, adjoining the Intracoastal Waterway in Hollywood, Florida. During 1999, we substantially sold out of the developed single-family parcels and anticipate closing on those sales during the first quarter of 2001. When completed, Harbor Islands will consist of distinctive, separate villages on three connected islands. We have approval to build up to 2,400 residential units (including those already built), consisting of single-family homes, townhomes, villas, mid-rise and high-rise condominium units in this water-oriented community. During the last quarter of 2000, we commenced sales of single-family detached homes and attached townhomes on an additional parcel and have commenced conceptual plans for the remaining undeveloped parcels. Additionally, this community includes a 196-boat slip marina.

         Poinciana, one of our residential community developments, is located in central Florida approximately 21 miles south of Orlando and 20 miles from Walt Disney World and consists of 47,000 acres of land. Of approximately 13,500 acres owned by Avatar, approximately 7,700 acres are not currently developable and are reserved for open space and other purposes. This master-planned community development includes subdivisions for single- and multi-family housing, commercial/industrial areas. As of December 31, 2000, approximately 5,800 developed and developable single family acres remained in inventory at Poinciana, approximately 1,700 acres of which are zoned and/or platted for industrial and commercial property. The Active Adult development is a debt free area of approximately 4,300 acres, which includes Solivita, our 3,300 acres community. During 2000 we received deposits on sales for 222 units, with a sales value of approximately $32,055 (see "Real Estate operations - Active Adult Community Development").

         Avatar's housing programs in Poinciana include the residential communities of Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. During 2000, we received deposits on sales for 311 single-family homes with a total sales value of approximately $40,918. Recreational facilities owned by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club with a swimming pool and a community center. Avatar also owns and operates a cable television subsidiary at Poinciana.

         In 1999, Avatar acquired 1,130 acres of undeveloped land adjacent to Poinciana, Florida, at a purchase price of approximately $8,200, which is suitable for development consistent with our business strategy. The parcel includes approximately one-mile frontage along Lake Tohopekaliga, one of the largest lakes in Florida. In the first quarter of 2001 we acquired a 178-acre parcel adjacent to the 1,130-acre property, which provides additional frontage on Pleasant Hill Road and may provide future commercial opportunities.

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

         Rio Rico, located 57 miles south of Tucson, is a 55,000-acre community development in southern Arizona. Of approximately 12,100 acres owned by Avatar approximately 5,300 acres are considered developable and 6,800 acres include areas reserved for open space, areas which are not developable and areas for which development is not economically feasible. We own and operate a 180-room hotel complex, which is rated a Four-Diamond resort, an 18-hole Robert Trent Jones, Sr.-designed championship golf course and a 36,800 square foot shopping center, which was completely occupied as of December 31, 2000. In 2000, we received deposits on sales of 62 single-family homes with sales value of approximately $7,465.

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

         The Golden Gate remaining inventory as of December 31, 2000, consisted of 300 acres of land for future use.

         Avatar's landholdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consists of approximately 672 homesites in inventory at December 31, 2000.

UTILITIES

         On April 15, 1999, Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar Utilities Inc., a wholly-owned subsidiary, closed on the sale of substantially all of their water and wastewater utilities assets located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida, to The Florida Governmental Utility Authority. Avatar maintains and operates the water and wastewater utilities operations in Rio Rico, Arizona.

BUSINESS SEGMENT INFORMATION

         Avatar's business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note P to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

EMPLOYEES

         As of December 31, 2000, Avatar employed approximately 542 individuals on a full-time or part-time basis. Avatar also utilizes on a daily basis such additional personnel as may be required in connection with various land development activities. Avatar's relations with its employees are satisfactory and there have been no work stoppages.

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

         Avatar believes it is in compliance with applicable laws and regulations in all material respects.

COMPETITION

         Avatar's residential homebuilding, planned community development and other real estate operations, particularly in the state of Florida, are highly competitive. In its sales of housing units, Avatar competes, as to price and product, with several national and regional homebuilding companies that are entering or expanding their presence in planned community development for the discretionary income of individuals who desire eventually to relocate or establish a second home in Florida or Arizona. In recent years, there have been extensive housing projects in the geographical areas in which Avatar operates.

Item 2.    Properties

         Avatar's real estate operations are described in Item 1 above. Land developed and in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $105,432 at December 31, 2000.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Executive Officers of the Registrant

         Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001.

         The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 31, 2001), when they are re-appointed or their successors are elected or until their earlier resignation or removal.


NAME                  AGE       OFFICE AND BUSINESS EXPERIENCE
----                  ---       ------------------------------

Leon Levy             75         Chairman of the Board since January 1981; General Partner, Odyssey
                                 Partners, L.P., a private investment partnership; Chairman of the
                                 Board of Oppenheimer Funds; Chairman of the Board of Oppenheimer
                                 Management Corp. from 1974 to 1985.

Gerald D. Kelfer      55         President since February 1997, Chief Executive Officer since July
                                 1997, Chairman of the Executive Committee since May 1999, Vice
                                 Chairman of the Board since December 1996, and a member of the
                                 Board of Directors since October 1996. Formerly a principal of
                                 Odyssey Partners, L.P. from July 1994 to February 1997; Executive
                                 Vice President, Senior General Counsel and Director of Olympia &
                                 York Companies (U.S.) from 1985 to 1994.

Jonathan Fels         48         President, Avatar Properties Inc. since December 1997; founding partner and President of various Brookman-Fels companies since July
                                 1980.

Michael Levy          42         Executive Vice President and Chief Operating Officer, Avatar
                                 Properties Inc. since December 1997; partner and Vice President of various Brookman-Fels companies since April 1983.

Dennis J. Getman      56         Executive Vice President since March 1984. Senior Vice President from September 1981 to March 1984 and General Counsel since
                                 September 1981.


NAME                  AGE       OFFICE AND BUSINESS EXPERIENCE
----                  ---       ------------------------------


Charles L. McNairy    54         Executive Vice President since September 1993;
                                 Treasurer since September 1992; Chief
                                 Financial Officer since September 1992, except
                                 from January 1999 to October 2000. Senior Vice
                                 President from September 1992 to September
                                 1993. Vice President - Finance from January
                                 1985 to September 1992, except from April 1987
                                 to September 1988.

Juanita I. Kerrigan   54         Vice President and Secretary since September
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

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

         The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 7,003 record holders of Common Stock at February 28, 2001.

         High and low quotations, as reported, for the last two years were:


                                                               QUOTATIONS
                                        ----------------------------------------------------------
              QUARTER ENDED                       2000                            1999
              -------------             -------------------------      ---------------------------
                                           HIGH           LOW             HIGH             LOW
                                        -----------    ----------      -----------      ----------

              March 31                   22.500         15.688          21.563           15.375

              June 30                    23.000         17.625          23.750           18.000

              September 30               23.188         18.625          22.000           18.250

              December 31                22.813         18.875          19.750           16.000


         Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends. Avatar is subject to certain restrictions on the payment of dividends as set forth in Item 8, "Notes to Consolidated Financial Statements."

Item 6.  Selected Financial Data

                FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
                  Dollars in thousands (except per-share data)


                                                                                 YEAR ENDED DECEMBER 31
                                                         ------------------------------------------------------------------
                                                            2000         1999           1998           1997          1996
                                                         ---------    ---------      ---------      ---------     ---------
STATEMENT OF INCOME DATA
Revenues                                                 $ 164,199    $ 190,690      $ 113,482      $  96,016     $ 109,705
                                                         =========    =========      =========      =========     =========

Income (loss) from continuing operations after
  income income taxes before
  discontinued operations
  and extraordinary items                                $   9,314    ($  1,030)     ($ 17,720)     ($ 31,299)    ($    757)
                                                         =========    =========      =========      =========     =========

Discontinued operations:
  Income from discontinued operations,
    less income tax expense of
    $659 for 1999 and $0 for 1998, 1997, 1996            $      --    $     634      $   3,643      $   4,310     $   1,797
  Gain on sale of discontinued operations, less
    income tax expense of $13,309 for 1999                      --       89,879             --             --            --
  Estimated loss on disposal, less income tax benefit
    of $817 for 1999 and $0 for 1998                            --       (1,333)*       (6,400)*           --            --

Extraordinary item:
Loss on early extinguishment of debt,
    less income tax expense of $0                               --           --         (2,308)            --            --
                                                         ---------    ---------      ---------      ---------     ---------
Net income (loss)                                        $   9,314    $  88,150      ($ 22,785)     ($ 26,989)    $   1,040
                                                         =========    =========      =========      =========     =========
BASIC AND DILUTED PER SHARE DATA:
Income (loss) from continuing operations after
  income tax before discontinued operations and
  extraordinary items                                    $    1.11    ($   0.11)     ($   1.93)     ($   3.43)    ($   0.08)

Discontinued operations:
Income from discontinued operations                             --         0.07           0.40           0.47          0.19
Gain on sale of discontinued operations                         --         9.83             --             --            --
Estimated loss on disposal                                      --        (0.15)         (0.70)            --            --

Extraordinary item:
Loss on early extinguishment of debt                            --           --          (0.25)            --            --
                                                         ---------    ---------      ---------      ---------     ---------
Net income (loss)                                        $    1.11    $    9.64      ($   2.48)     ($   2.96)    $    0.11
                                                         =========    =========      =========      =========     =========



BALANCE SHEET DATA                                                              DECEMBER 31
------------------                                       ------------------------------------------------------------------
                                                            2000         1999           1998           1997          1996
                                                         ---------    ---------      ---------      ---------     ---------


Total assets                                             $ 369,192    $ 391,135      $ 472,991      $ 439,368     $ 443,185
                                                         =========    =========      =========      =========     =========

Notes, mortgage notes and
  other debt                                             $ 114,860    $ 119,468      $ 157,553      $ 107,235     $  96,640
                                                         =========    =========      =========      =========     =========

Stockholders' equity                                     $ 202,987    $ 193,577      $ 112,257      $ 135,042     $ 159,452
                                                         =========    =========      =========      =========     =========





-----------------
* Relates to an estimated loss on the disposal of the timeshare (vacation ownership) business. See Note S to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

         Our primary residential community development activities range from custom, semi-custom and mid-priced homebuilding to the operation of amenities and resorts, as well as a variety of related activities, including the development, leasing and management of improved commercial and industrial properties, cable television operations and property management services. We continue to own and operate the water and wastewater utilities at Rio Rico.

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

         By commencement of sales in the second quarter of 2000, approximately 100,000 square feet of recreation and service facilities were available, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a cafe/newsstand and other meeting and theater facilities. We have also completed development of a Ron-Garl designed 18-hole golf course, which incorporates many of the property's natural and manmade environmental features. In addition, the active park house a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts. Future plans include the development and construction of up to an additional 25,000 square feet of recreation and service facilities.

         We have financed development and construction of Solivita through available capital. However, we formed a Community Development District, which issued tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

         The 3,300-acre Solivita community, which incorporates the natural topography of the land, its natural resources including more than 1,200 acres of wetlands and a spectacular oak hammock, is designed to accommodate in excess of 4,000 homes. The community opened during the second quarter of 2000. As of December 31, 2000, 70 homes were closed and approximately 120 individuals resided in the community.

         We continue to review an appropriate location for the development of a second active adult community within Florida, either on property currently owned or in a joint venture with another property owner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

        RESIDENTIAL DEVELOPMENT. Residential development activities are located in Poinciana and Harbor Islands in Hollywood, Florida and Rio Rico, Arizona. The residential activities in Cape Coral closed out during 2000. In addition, during 2000, we began development of a portion of the undeveloped parcels at Harbor Islands, commenced sales of single-family detached and townhome products on one of the parcels and are evaluating an appropriate product mix for the remaining parcels.

              The following table sets forth revenues and sales data derived from residential and active adult communities operations for the years ended December 31, 2000, 1999 and 1998:


                                                                     YEAR ENDED DECEMBER 31
                                                        -------------------------------------------------
                                                            2000              1999              1998
                                                        --------------    -------------      ------------

              Revenues                                       $115,527         $107,223           $71,494
              Other data:
                   Number of units closed                         568              521               483
                   Number of units sold                           622              463               504
                   Number of units in backlog                     393              339               397



        COMMERCIAL AND INDUSTRIAL LAND SALES. Under our current real estate business strategy, we are focusing on developing, leasing and operating commercial and industrial properties. However, as circumstances dictate, certain properties may be sold. We intend to continue our policy of selling non-core assets as opportunities arise under prevailing market conditions. Revenues from commercial and industrial land sales were $6,504, $5,045 and $3,120 in 2000, 1999 and 1998, respectively. Future demand for commercial and industrial land and facilities at our properties is expected to increase as a result of the development by both Avatar and other developers of homes and planned communities.

        RESORT OPERATIONS. During 1999, we reduced emphasis on resort operations by the sale of the Cape Coral Golf and Country Club and the leasing of the Poinciana Golf and Racquet Club operations. However, we believe that the Rio Rico Resort and Country Club enhances the value of the land in the surrounding areas of Rio Rico and we have retained ownership of that resort. The resort operations have generated revenues on an annual basis of $7,502, $10,725 and $13,591 in 2000, 1999 and 1998, respectively.

        OTHER REAL ESTATE REVENUES. We also generate revenues through the rental and lease of our community shopping centers and commercial operations in Poinciana and Rio Rico, the marina at Harbor Islands, cable television operation at Poinciana and property management services. Revenues from these operations were $5,362, $5,757 and $5,171 in 2000, 1999 and 1998, respectively.

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


                                                                               COMPARISON OF
                                                                      TWELVE MONTHS ENDED DECEMBER 31
                                                                 -------------------------------------------
                                                                 2000 AND 1999           1999 AND 1998
                                                                 -------------------     -------------------
                                                                            INCREASE (DECREASE)
                                                                 -------------------------------------------
                                                                       CHANGE                  CHANGE
                                                                 -------------------     -------------------
    REVENUES
    Real estate sales                                                     ($38,519)                 $73,715
    Deferred gross profit on homesite sales                                 (1,322)                   (943)
    Interest income                                                           (870)                   2,692
    Trading account profit, net                                               4,688                   1,948
    Other                                                                     9,532                   (204)
                                                                 -------------------     -------------------
         Total revenues                                                     (26,491)                77,208

    EXPENSES
    Real estate expenses                                                   (35,908)                  63,516
    General and administrative expenses                                       (873)                   1,551
    Interest expense                                                        (2,315)                 (4,015)
    Other                                                                     2,237                      29
                                                                 -------------------     -------------------
        Total expenses                                                     (36,859)                  61,081
                                                                 -------------------     -------------------

    Income before income taxes from continuing
        operations                                                           10,368                  16,127

    Income tax benefit                                                         (24)                     563

    Discontinued operations:
        Income (loss) from operations                                         (634)                 (3,009)
        Net income (loss) on sale of discontinued
          operations                                                       (88,546)                  94,946

    Extraordinary item:
        Loss on early extinguishment of debt                                     --                   2,308
                                                                 -------------------     -------------------
        Net income                                                        ($78,836)                $110,935
                                                                 ===================     ===================



         When required, Avatar uses the installment method of profit recognition for homesite sales. Under the installment method the gross profit on recorded homesite sales is deferred and recognized in income of future periods, as principal payments on contracts are received. Fluctuations in deferred gross profit result from collections of principal payments on contracts and cancellations from prior years' homesite sales.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

RESULTS OF OPERATIONS -- continued

         Data from residential communities operations (excluding active adult) for the years ended December 31, 2000, 1999, and 1998 is summarized as follows:


                                                              DECEMBER 31
                                            2000                  1999                  1998
                                     ----------------------------------------------------------------
UNITS CLOSED
  Number of units                                     498                   521                  483
  Aggregate dollar volume                        $105,146              $107,223              $71,494
  Average price per unit                             $212                  $206                 $148

UNITS SOLD, NET
  Number of units                                     400                   463                  504
  Aggregate dollar volume                         $64,651              $112,833              $99,162
  Average price per unit                             $162                  $244                 $197

BACKLOG
  Number of units                                     241                   339                  397
  Aggregate dollar volume                         $49,826               $90,321              $84,711
  Average price per unit                             $207                  $266                 $213


         The average selling price (excluding Harbor Islands) of primary housing units closed for 2000 was $134, a decrease of 5.0% when compared to 1999. This decrease is primarily attributable to the decrease in sales price of the remaining homebuilding activities at Cape Coral. Excluding Harbor Islands and Cape Coral, the average selling price of housing units closed for 2000 was $126, an increase of 11.1% when compared to 1999. This increase is primarily attributable to the increase in sales price at Avatar's Poinciana community. The average selling price at Harbor Islands of housing units closed for 2000 was $552, an increase of 4.0% when compared to 1999. This increase is primarily due to the increased closings during 2000 of the higher-priced product at Harbor Islands. The average selling price (including Harbor Islands) of housing units in backlog of $207 at December 31, 2000 decreased by 22.2% over 1999 due to the decreased number of sales in backlog at Harbor Islands. The average selling price (excluding Harbor Islands) of housing units closed for 1999 was $141, an increase of 12.8% when compared to 1998. This increase is primarily attributable to the increase in sales price at Avatar's Poinciana community and remaining homebuilding activities at Cape Coral. The average selling price at Harbor Islands of housing units closed for 1999 was $531, an increase of 3.5% when compared to 1998. This increase is primarily due to the increased closings during 1999 of the higher-priced product at Harbor Islands. The average selling price (including Harbor Islands) of housing units in backlog of $266 at December 31, 1999 increased by 24.9% over 1998 due to the increased number of sales in backlog at Harbor Islands.

         Initial marketing efforts at Solivita, Avatar's active adult community in Poinciana, commenced during the second quarter of 2000, have resulted in sales of 222 units and aggregate sales volume of $32,055 for the year ended December 31, 2000, which are not included in the above table. Revenues from Solivita homebuilding operations for 2000 totaled $10,381 or 70 units. Backlog as of December 31, 2000 totaled $21,674 or 152 units.

         Operations for the years ended December 31, 2000, 1999 and 1998 resulted in net income (loss) of $9,314 or $1.11 per share, $88,150 or $9.64 per share and ($22,785) or ($2.48) per share, respectively. The decrease in net income for 2000 compared to 1999 is primarily attributable to a decrease in real estate

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

RESULTS OF OPERATIONS -- continued

operations (which includes a pre tax gain during 1999 of $6,929 from the sale of Cape Coral assets), an after tax gain during 1999 on the sale of the assets of Florida Utilities and an increase in other expenses, partially mitigated by increases in other revenues and trading account profits and decreases in interest expense and general and administrative expenses. The increase in income for 1999 compared to 1998 is primarily attributable to an increase in real estate contribution margin, interest income, trading account profits, a net gain from the sale of the discontinued operations and a decrease in interest expense partially mitigated by an increase in general and administrative expenditures.

         Gross real estate revenues decreased $38,519 or 22.0% during 2000 when compared to 1999 and increased $73,715 or 72.5% during 1999 when compared to 1998. The decrease in real estate revenues for 2000 when compared to 1999 is generally a result of decreased residential homebuilding revenues, the sale of substantially all of Avatar's real estate assets located in Cape Coral, Florida for $44,859 during 1999 and decreases in resort revenues. The decrease in real estate revenues for 2000 was partially mitigated by revenues generated from Avatar's active adult operations. Residential homebuilding revenues (including Harbor Islands) decreased $2,078 or 1.9% in 2000 when compared to 1999. Housing units closed, excluding Harbor Islands, totaled 405 units with sales volume of $54,333 compared to 434 units with sales volume of $61,062 in 1999. Harbor Islands closed 92 units with sales volume of $50,812 during 2000 compared to 87 units with sales volume of $46,161 in 1999. The increase in real estate revenues for 1999 when compared to 1998 is generally a result of increased residential homebuilding revenues and closings, partially mitigated by a decrease in resort revenues as well as bulk and other land sales. Also contributing to the increase in real estate revenues for the year ended December 31, 1999 compared to 1998 was the sale of substantially all of Avatar's real estate assets located in Cape Coral, Florida for $44,859. Residential homebuilding revenues (including Harbor Islands) increased $35,729 or 50.0% in 1999 when compared to 1998. Housing units closed, excluding Harbor Islands, totaled 434 units with sales volume of $61,062 compared to 454 units with sales volume of $56,618 in 1998. Harbor Islands closed 87 units with sales volume of $46,161 during 1999 compared to 29 units with sales volume of $14,876 in 1998. The decrease in resort revenues is due to the sale of the Cape Coral Golf and Country Club and the leasing of the Poinciana Golf and Racquet Club operations.

         Real estate expenses decreased $35,908 or 21.1% during 2000 when compared to 1999 and increased $63,516 or 59.9% during 1999 when compared to 1998. The decrease in real estate expenses for 2000 is primarily attributable to the following 1999 transactions: cost of sales of $37,930 associated with the sale of Cape Coral real estate assets, the sale of 2,842 lots in Rio Rico that carried a book basis of $6,950 and a write-off of $2,317 of cancelled delinquent contracts at Poinciana, Cape Coral, Rio Rico and Leisure Lakes as these amounts were deemed uncollectible, partially mitigated by increased Solivita operating expenses. The increase in real estate expenses for 1999 is primarily a result of increased residential homebuilding expenses associated with an increase in residential homebuilding revenues and an increase in expenses associated with Solivita. Also contributing to the increase in real estate expenses are the 1999 transactions described above.

         Interest income decreased $870 or 10.7% during 2000 when compared to 1999 and increased $2,692 or 49.3% during 1999 when compared to 1998. The decrease in 2000 is attributed to a decrease in cash and cash equivalents and lower interest income earned on contracts receivable. The increase in 1999 is primarily attributable to higher interest income earned during 1999 from the investment of the proceeds generated from the sale of Florida Utilities and Cape Coral assets. The increase in 1999 was partially offset by the decrease in interest income attributable to lower average aggregate balances of the contract and mortgage notes receivable portfolio, caused by collections and cancellations. The average balance of the receivable portfolio was $13,019, $20,331, and $32,735 for 2000, 1999 and 1998, respectively. See Note D to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

RESULTS OF OPERATIONS -- continued

         Trading account profits recognized was $6,636, $1,948 and $0, for 2000, 1999 and 1998, respectively. Trading account profits represents realized and unrealized gains related to the trading investment portfolio, and includes commissions payable to investment brokers.

         General and administrative expenses decreased $873 or 7.3% in 2000 compared to 1999 and increased $1,551 or 15.0% in 1999 compared to 1998. The decrease in 2000 when compared to 1999 is primarily due to reduction in salaries and professional fees. The increase in 1999 when compared to 1998 is primarily attributed to increased executive compensation and professional fees.

         Interest expense decreased $2,315 or 26.5% in 2000 when compared to 1999 and decreased $4,015 or 31.5% in 1999 when compared to 1998. The decrease in both 2000 and 1999 when compared to the previous periods is primarily attributable to a reduction of the outstanding debt associated with real estate and notes collateralized by contracts and mortgage notes receivable and an increase in capitalized interest.

         Other revenues and expenses for 2000 increased $9,532 and $2,237, respectively, compared to 1999. These increases are primarily attributable to operating revenues and expenses associated with the management services and water facility operations that Avatar retained in Florida, revenues of $1,475 associated with the sale of certain Utility Assets, revenues of $1,761 due to the reduction of eligible employees under the utilities non-contributory benefit postretirement plan that provides medical and life insurance benefits to employees after retirement, and revenues of $1,480 recognized and earned from escrowed funds associated with the Florida Utilities sale that closed on April 15, 1999. Pursuant to the Utility System Asset Acquisition Agreement (Agreement) dated April 1, 1999, proceeds from the closing in the amount of $1,480 were deposited into an escrow account guaranteeing that billed revenues for the twelve month period commencing on April 16, 1999 would be at least equal to an amount as defined in the Agreement. During the second quarter of 2000, Florida Utilities met the required minimum guaranteed billed revenues and the escrowed funds were released during the third quarter of 2000.

         Income from discontinued operations (vacation ownership and Florida Utilities operations) before income taxes decreased $1,293 in 2000 when compared to 1999 and decreased $2,350 in 1999 when compared to 1998. During 1999, Avatar disposed of substantially all of the assets used in its Florida Utilities operations and exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries, which is the cause for the decreases in income from discontinued operations for 2000 and 1999. The decrease in Florida Utilities operations for 1999 compared to 1998 primarily results from reduced operations due to the sale of the assets of the Florida Utilities operations. During 1999 and 1998, Avatar recorded an estimated loss on the disposal of the timeshare operations of $2,150 and $6,400, respectively, less income tax benefit of $817 and $0 for the year ended December 31, 1999 and 1998, respectively, as a result of business conditions and 1999 vacation ownership closing.

         For the year ended December 31, 1998, Avatar recorded a $2,308 extraordinary loss from the unamortized portion of discounts due to the early extinguishment of the $33,000 aggregate amount of 8% and 9% Senior Debentures due 2000.

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

         Avatar's portfolio consists of held-to-maturity securities and trading securities. Held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which mature in one year or less. The amortized cost balance at December 31, 2000 is $41,968. Trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. While the aggregate purchase price of the trading securities was $19,414, the book basis (including a $1,948 unrealized gain recorded at December 31, 1999) was $21,362. The fair value of Avatar's trading investment portfolio at December 31, 2000 was $27,998, resulting in the recording of a trading account profit of $6,636 for the year ended December 31, 2000. As of February 28, 2001 the fair value of the investment portfolio was $27,663.

         On April 26, 1999 and January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $15,000 and $20,000, respectively, to purchase, from time to time, shares of Avatar's common stock and/or Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. During 1999, Avatar utilized the $15,000 authorization with the repurchase of $2,633 principal amount of the Notes and $12,549 of its common stock. As of December 31, 2000, none of the authorized $20,000 had been expended.

         As of December 31, 2000, we had cash and marketable securities of approximately $119,100. We anticipate that after expenditures for completion of development of Solivita and expenditures related to development at Harbor Islands, we will have sufficient liquidity to enable us to realize opportunities on existing landholdings. Depending upon new real estate opportunities we may identify, we may have sufficient liquidity or we may consider financing alternatives or external borrowings.

         In 2000, net cash used in operating activities amounted to $28,984, primarily as a result of a decrease in accounts payable and other liabilities of $26,460, and expenditures on land development and construction of residential and active adult communities of $14,718, partially offset by principal payments collected on contracts receivables of $5,059. Net cash used in investing activities of $60,506 resulted from investments in property, plant and equipment of $12,723 and marketable securities of $47,783. Net cash used in financing activities of $4,608 resulted from the repayment of notes payable.

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

         In 1998, net cash used in operating activities amounted to $15,175 as a result of an increase in inventories, which included expenditures for land development and housing operations of $11,354, partially offset by principal payments collected on contracts receivable of $13,109. Net cash used in investing activities of $1,021 in 1998 resulted primarily from investments in property, plant and equipment. Net cash provided by financing activities of $44,857 resulted primarily from the net proceeds of $111,500 from the Notes after repayment of $33,000 of the 8% and 9% Senior Debentures due 2000 and $42,354 in land, construction and development loans.

EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

         Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect on the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 2001 will not be significant. However, declining economic conditions could adversely affect operations (see "Forward-Looking Statements").

IMPACT OF TAX INSTALLMENT METHOD

         In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar may be required to pay compound interest on certain federal income taxes in future fiscal periods attributed to the taxable income deferred under the installment method. Avatar believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

FORWARD-LOOKING STATEMENTS

         Certain statements discussed under the caption's "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

History of Losses; Negative Cash Flow

         Avatar had net income of $9,314 in 2000. Avatar's net income of $88,150 in 1999 resulted primarily from the sale of discontinued operations. Historically, Avatar has experienced net losses from operations and sold non-strategic assets to fund operating deficits and utilized short-term borrowings to provide working capital. Net losses for 1998 and 1997 were approximately $22,785 and $26,989 respectively.

         Real estate development requires investment of substantial capital, a significant portion of which is expended before any revenues may be realized. Avatar may not achieve or sustain operating profitability or positive cash flows from operating activities until after 2001. If Avatar cannot achieve operating profitability or positive cash flow from operating activities, it may not be able to service or meet its other debt service or working capital requirements.

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

         Avatar is seeking other opportunities in real estate including those, which are in other geographic areas or in different kinds of real estate activites. While transactions and opportunities in other areas may not materialize, we are of the view that changing economic and market conditions may justify a change in strategy and the use of financial resourses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

FORWARD-LOOKING STATEMENTS - continued

Real Estate, Economic, and Other Conditions Generally

         The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions (both where its communities and homebuilding operations are located and in areas where its potential customers reside), and changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes, wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on Avatar's financial condition.

Interest Rates; Mortgage Financing

         Certain purchasers of Avatar's homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, decrease in investment income, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. If mortgage interest rates increase or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases will be adversely affected, which may have an adverse effect on Avatar's financial condition.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) -- continued

FORWARD-LOOKING STATEMENTS - continued


Access to Financing

         Avatar's business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Avatar anticipates incurring indebtedness to fund its real estate development activities. As of December 31, 2000, total consolidated indebtedness was $114,860 (including $112,367 outstanding principal of the 7% Convertible Subordinated Notes). There can be no assurance that the amounts available from internally generated funds, cash on hand and the sale of non-strategic assets will be sufficient to fund the anticipated operations. Avatar may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on favorable terms. If Avatar is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.

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

         Furthermore, various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of the hazardous substances. The presence of such hazardous substances at one or more properties, and the requirement to remove or remediate such substances, may result in significant cost.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         Avatar is subject to market risk associated with changes in interest rates. Certain purchasers of Avatar's homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect Avatar's real estate results of operations and liquidity because of the negative impact on the housing industry and Avatar's investment portfolio. See Notes H and Q (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of risks.)

Item 8.    Financial Statements and Supplementary Data

     Report of Independent Certified Public Accountants..................................  27

     Consolidated Balance Sheets -- December 31, 2000 and 1999...........................  28

     Consolidated Statements of Operations -- For the years ended
          December 31, 2000, 1999 and
          1998...........................................................................  29

     Consolidated Statements of Stockholders' Equity -- For the years ended
          December 31, 2000, 1999 and 1998...............................................  30

     Consolidated Statements of Cash Flows -- For the years ended
          December 31, 2000, 1999 and 1998...............................................  31

     Notes to Consolidated Financial
     Statements..........................................................................  33


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                              ERNST & YOUNG LLP




Miami, Florida
February 28, 2001

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               DECEMBER 31            DECEMBER 31
                                                                   2000                  1999
                                                               -----------            -----------
ASSETS
Cash and cash equivalents                                       $  49,161             $ 143,259
Restricted cash                                                       869                 3,552
Investment in marketable securities                                69,966                15,547
Contracts and mortgage notes receivables, net                       5,061                 7,685
Other receivables, net                                              6,374                 3,328
Land and other inventories                                        171,906               157,473
Property, plant and equipment, net                                 51,764                41,384
Other assets                                                       12,679                14,774
Deferred income taxes                                               1,412                 4,133
                                                                ---------             ---------
        Total Assets                                            $ 369,192             $ 391,135
                                                                =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                                     $ 112,367             $ 112,367
  Real estate                                                       2,493                 7,101
Estimated development liability for sold land                      18,320                18,605
Accounts payable                                                    2,414                 8,997
Accrued and other liabilities                                      30,611                50,488
                                                                ---------             ---------
        Total Liabilities                                         166,205               197,558

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized: 50,000,000 shares at December 31, 2000
              15,500,000 shares at December 31, 1999
  Issued: 9,170,102 shares                                          9,170                 9,170
Additional paid-in capital                                        157,237               157,141
Retained earnings                                                  49,129                39,815
                                                                ---------             ---------
                                                                  215,536               206,126
Treasury stock, at cost, 764,164 shares                           (12,549)              (12,549)
                                                                ---------             ---------
  Total Stockholders' Equity                                      202,987               193,577
                                                                ---------             ---------
  Total Liabilities and Stockholders' Equity                    $ 369,192             $ 391,135
                                                                =========             =========

See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (Dollars in thousands except per-share amounts)


                                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                                          ----------------------------------------------------
                                                                             2000                 1999                  1998
                                                                           --------            ---------             ---------
REVENUES
Real estate sales                                                          $136,863            $ 175,382             $ 101,667
Deferred gross profit on homesite sales                                       1,998                3,320                 4,263
Interest income                                                               7,285                8,155                 5,463
Trading account profit, net                                                   6,636                1,948                    --
Other                                                                        11,417                1,885                 2,089
                                                                           --------            ---------             ---------
Total revenues                                                              164,199              190,690               113,482

EXPENSES
Real estate expenses                                                        134,436              170,344               106,828
General and administrative expenses                                          11,027               11,900                10,349
Interest expense                                                              6,429                8,744                12,759
Other                                                                         3,532                1,295                 1,266
                                                                           --------            ---------             ---------
Total expenses                                                              155,424              192,283               131,202
                                                                           --------            ---------             ---------

Income (loss) from continuing operations before income taxes                  8,775               (1,593)              (17,720)

Income tax benefit                                                              539                  563                    --
                                                                           --------            ---------             ---------
Income (loss) from continuing operations after income taxes                   9,314               (1,030)              (17,720)

Discontinued operations:
    Income from discontinued operations, less income tax
        expense of $659 for 1999 and $0 for 1998                                 --                  634                 3,643
    Gain on sale of discontinued operations, less income
        tax expense of $13,309 for 1999                                          --               89,879                    --
    Estimated loss on disposal, less
        income tax benefit of $817 for 1999
        and $0 for 1998                                                          --               (1,333)               (6,400)
                                                                           --------            ---------             ---------
Income (loss) before extraordinary item                                       9,314               88,150               (20,477)

Extraordinary item:
     Loss on early extinguishment of debt,
       less income tax expense of $0                                             --                   --                (2,308)
                                                                           --------            ---------             ---------
Net income (loss)                                                          $  9,314            $  88,150             ($ 22,785)
                                                                           ========            =========             =========

Basic and Diluted EPS:
    Income (loss) from continuing operations after income taxes            $   1.11            ($   0.11)            ($   1.93)
    Income from discontinued operations                                          --                 0.07                  0.40
    Gain from the sale of discontinued operations                                --                 9.83                    --
    Estimated loss on disposal                                                   --                (0.15)                (0.70)
    Loss from extraordinary item                                                 --                   --                 (0.25)
                                                                           --------            ---------             ---------
    Net income (loss)                                                      $   1.11            $    9.64             ($   2.48)
                                                                           ========            =========             =========


See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)

                                                                            ADDITIONAL           (DEFICIT)
                                                        COMMON                PAID-IN             RETAINED             TREASURY
                                                         STOCK                CAPITAL             EARNINGS               STOCK
                                                    ----------------     ------------------    ---------------      --------------
Balance at  January 1, 1998                               $9,170            $151,422            $(25,550)            $     --
      Net loss                                                --                  --             (22,785)                  --
                                                          ------            --------            --------             --------
Balance at December 31, 1998                               9,170             151,422             (48,335)                  --
      Credit for income tax effect of
         utilizing pre-reorganization deferred
         income tax assets                                    --               5,719                  --                   --
      Purchase of treasury stock                              --                  --                  --              (12,549)
      Net income                                              --                  --              88,150                   --
                                                          ------            --------            --------             --------
Balance at December 31, 1999                               9,170             157,141              39,815              (12,549)
      Credit for income tax effect of
        utilizing pre-reorganization deferred
        income tax assets                                     --                  96                  --                   --
      Net income                                              --                  --               9,314                   --
                                                          ------            --------            --------             --------
Balance at December 31, 2000                              $9,170            $157,237            $ 49,129             ($12,549)
                                                          ======            ========            ========             ========



There are 10,000,000 authorized shares of preferred stock, none of which are issued.

See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                         FOR THE YEAR ENDED DECEMBER 31
                                                                                    -----------------------------------------
                                                                                       2000            1999            1998
                                                                                    ---------       ---------       ---------
OPERATING ACTIVITIES
Net income (loss)                                                                   $   9,314       $  88,150       ($ 22,785)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                                      3,753           3,313           3,672
     Gain on sale of Florida Utilities                                                     --         (89,879)             --
     Loss on early extinguishment of debt                                                  --              --           2,308
     Estimated loss on disposal of discontinued operations                                 --           1,333           6,400
     Deferred gross profit                                                             (1,998)         (3,320)         (4,263)
     Deferred income taxes                                                              2,721          (4,133)             --
     Unrealized gain on trading account profit                                         (6,636)         (1,948)             --
     Changes in operating assets and liabilities:
       Restricted cash                                                                  2,683           1,680            (603)
       Principal payments on contracts receivable                                       5,059           8,588          13,109
       Receivables                                                                       (437)            784           1,736
       Other receivables                                                               (3,046)            665          (1,644)
       Inventories                                                                    (14,718)         27,134         (11,354)
       Other assets                                                                       781             (91)           (790)
       Accounts payable and accrued and other liabilities                             (26,460)         (6,029)          5,105
       Assets/liabilities of discontinued operations                                       --           3,049          (6,066)
                                                                                    ---------       ---------       ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                   (28,984)         29,296         (15,175)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                           (12,723)        (18,775)         (1,021)
Net proceeds from sale of Florida Utilities assets                                         --         165,072              --
Net proceeds from sale of timeshare subsidiaries                                           --           3,497              --
Payment of investment in marketable securities                                        (47,783)        (13,599)             --
                                                                                    ---------       ---------       ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                   (60,506)        136,195          (1,021)

FINANCING ACTIVITIES
Proceeds from issuance of 7% Convertible Subordinated Notes                                --              --         115,000
Payment of financing costs                                                                 --              --          (3,450)
Proceeds from revolving lines of credit and long-term borrowings, net of fees              --             109           8,661
Principal payments on revolving lines of credit and long term borrowings               (4,608)        (39,680)        (75,354)
Repurchase of 7% Convertible Subordinated Notes                                            --          (2,633)             --
Purchase of treasury stock                                                                 --         (12,549)             --
                                                                                    ---------       ---------       ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (4,608)        (54,753)         44,857
                                                                                    ---------       ---------       ---------
(DECREASE) INCREASE IN CASH                                                           (94,098)        110,738          28,661

Cash and cash equivalents at beginning of year                                        143,259          32,521           3,860
                                                                                    ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $  49,161       $ 143,259       $  32,521
                                                                                    =========       =========       =========


                     AVATAR HOLDINGS INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                         FOR THE YEAR ENDED DECEMBER 31
                                                                         -------------------------------
                                                                           2000        1999      1998
                                                                         -------    --------    ------

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories                                               $    --    $  4,118    $   --
Short term notes payable                                                      --      (4,118)       --
Contributions in aid of construction                                          --          --     1,791


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest - Continuing operations (net of amount capitalized of $2,452,
           $1,257 and $695 in 2000, 1999 and 1998,
           respectively)                                                 $ 5,746    $  7,604    $8,663
                                                                         =======    ========    ======
Interest - Discontinued operations (net of amount capitalized of
           $0, $33 and $305 in 2000, 1999
           and 1998, respectively)                                       $    --    $  2,547    $4,757
                                                                         =======    ========    ======
Income taxes paid (refund)                                               ($3,000)   $ 13,000    $   --
                                                                         =======    ========    ======




See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                  (Dollars in thousands except per-share data)


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

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:

         Avatar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $869 and $3,552 as of December 31, 2000 and 1999, respectively. These balances are comprised primarily of housing deposits from customer that will become available when the housing contracts close.

LAND INVENTORIES:

         Land inventories are stated at the lower of cost or estimated net realizable value. Cost includes expenditures for acquisition, construction, development and carrying charges. Interest costs incurred during the period of land and construction development, when applicable, are capitalized as part of the cost of such projects. Land acquisition costs are allocated to individual land parcels based upon the relationship that the estimated sales prices of specific parcels bear to the total sales price of the entire community. Construction and development costs are added to the value of the specific parcels for which the costs are incurred.

IMPAIRMENT OF LONG-LIVED ASSETS:

         Avatar evaluates the impairment of its long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Avatar periodically reviews the carrying value of its long-lived assets and, if such reviews indicate a lack of recovery of the net book value, adjusts the assets accordingly. No impairment existed at December 31, 2000 and 1999.

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

GOODWILL:

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized by Avatar on straight-line basis over their estimated useful lives ranging from four to ten years. At December 31, 2000 and 1999, goodwill was $7,962 (net of accumulated amortization $4,021 and $2,611 at December 31, 2000 and 1999, respectively). In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the goodwill would be compared to the carrying amount to determine if a write-down to fair value based on discounted cash flows was required. No impairment existed at December 31, 2000 or 1999. Goodwill is included in other assets of the accompanying consolidated balance sheets.

INCOME TAXES:

         Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

         The cumulative effect of adopting SFAS No. 109 for Avatar's utilities subsidiaries was not credited or charged to net income, but was recorded as a regulatory liability or regulatory asset in accordance with accounting procedures applicable to regulated enterprises. Until the sale of substantially all of the assets used in the Florida Utilities on April 15, 1999 (as described in Note S), the regulatory liabilities and regulatory assets were generally amortized to income or expense over the useful lives of the utilities systems and reflected probable future revenue reductions or increases from ratepayers.

STOCK OPTIONS:

         Under SFAS No. 123, "Accounting for Stock-Based Compensation", companies are allowed to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Avatar has elected to follow APB 25 and related interpretations in accounting for its employee stock options and has provided the appropriate disclosure in Note N to comply with SFAS No. 123.

POSTRETIREMENT BENEFITS:

         Avatar accrues postretirement benefits (such as health care benefits) during the years an employee provides services. These benefits for retirees were provided only to employees of the utilities subsidiaries.

ADVERTISING COSTS:

         Advertising costs are expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, advertising costs totaled $4,500, $1,950 and $2,414, respectively.

REPURCHASE OF COMMON STOCK AND NOTES

          On April 26, 1999 and January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $15,000 and $20,000, respectively, to purchase, from time to time, shares of Avatar's common stock and/or 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. During 1999, Avatar utilized the $15,000 authorization with the repurchase of $2,633 principal amount of the Notes and $12,549 of its common stock. As of December 31, 2000, none of the authorized $20,000 had been expended.

EARNINGS PER SHARE:

         Earnings per share is computed based on the weighted average number of shares outstanding of 8,405,938 for 2000, 9,144,931 for 1999 and 9,170,102 for
1998. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. The computation of earnings per share for 2000, 1999 and 1998 did not assume the conversion of the Notes and employee stock options, as the effect of both is antidilutive. There is no difference between basic and diluted earnings per share for 2000, 1999 and 1998.

USE OF ESTIMATES:

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results, however, could differ from those estimates.

RECLASSIFICATIONS:

         Certain 1999 and 1998 financial statement items have been reclassified to conform to the 2000 presentations.

NOTE B - REAL ESTATE SALES

         The components of real estate sales are as follows:


                                                        FOR THE YEAR ENDED DECEMBER 31
                                                      ------------------------------------
                                                        2000          1999          1998
                                                      --------      --------      --------
         Revenues from homebuilding activities        $105,200      $107,538      $ 71,494

         Active adult communities                       10,945            --            --
         Resort revenues                                 7,502        10,725        13,591
         Gross homesite sales*                           1,350         1,458         8,291
         Proceeds from sale of Cape Coral assets            --        44,859            --
         Rental, leasing, cable and other
                real estate operations                   5,362         5,757         5,171
         Commercial/industrial land sales                6,504         5,045         3,120
                                                      --------      --------      --------
                  Total real estate sales             $136,863      $175,382      $101,667
                                                      ========      ========      ========

------------
* Includes $6,555 of bulk land sales in 1998.

NOTE C - INVESTMENTS - MARKETABLE SECURITIES

         Investments in marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity." Avatar's portfolio consists of held-to-maturity securities and trading securities. Under SFAS No. 115, held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which mature in one year or less. The amortized cost balance at December 31, 2000 is $41,968. Under SFAS No. 115, trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. While the aggregate purchase price of the trading securities was $19,414, the book basis (including a $1,948 unrealized gain recorded at December 31, 1999) was $21,362. The fair value of Avatar's trading investment portfolio at December 31, 2000 and 1999 was $27,998 and $15,547, respectively, resulting in the recording of a trading account profit of $6,636 and $1,948 for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, the portfolio did not include any forward foreign exchange contracts. As of February 28, 2001 the fair value of the investment portfolio was $27,663.

NOTE D - CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:

                                                           DECEMBER 31
                                                     -----------------------
                                                       2000            1999
                                                     -------         -------
         Contracts and mortgage notes receivable     $10,369         $15,669
                                                     -------         -------
         Less:
              Deferred gross profit                    4,657           6,857
              Other                                      651           1,127
                                                     -------         -------
                                                       5,308           7,984
                                                     -------         -------
                                                     $ 5,061         $ 7,685
                                                     =======         =======

Contracts and mortgage notes receivable were generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 2000 resulted from sales made to customers in the northeast.

         Contracts receivable are collectible primarily over a ten year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). Avatar generally requires that customers pledge the homesites as collateral for contracts and mortgages receivable and such collateral can be repossessed in the event of default. A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 2000 and 1999 were $1,432 or 13.84% and $2,827 or 17.84%, respectively. Estimated maturities for the five years subsequent to 2000 are 2001 - $3,116; 2002 - $2,481; 2003 - $1,997; 2004 - $1,446; and 2005 -
$821.

NOTE E - LAND AND OTHER INVENTORIES

         Inventories consist of the following:

                                                                       DECEMBER 31
                                                                -------------------------
                                                                  2000             1999
                                                                --------         --------
         Land developed and in process of development           $ 79,908         $ 73,861
         Land held for future development or sale                 25,524           33,784
         Dwelling units completed or under construction
                and community development in process              65,988           49,345
         Other                                                       486              483
                                                                --------         --------
                                                                $171,906         $157,473
                                                                ========         ========

NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

         The estimated cost to complete consists of required land and utilities improvements in all areas designated for homesite sales and are summarized as follows:


                                                                    DECEMBER 31
                                                               -------         -------
                                                                2000            1999
                                                               -------         -------
         Gross unexpended costs (net of recoveries
                 of $3,669 in 2000 and $3,329 in 1999)         $19,516         $19,848
         Less costs relating to unsold homesites                 1,196           1,243
                                                               -------         -------
         Estimated development liability for sold land         $18,320         $18,605
                                                               =======         =======


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

         Expenditures, net of recoveries, for homesite improvement costs totaling $18,320 are estimated as follows: 2001-$1,000 and thereafter-$17,320. Because the timing of the expenditures after 2001 is dependent upon certain future occurrences beyond Avatar's control, projection by year after 2001 is not presently practicable.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment and accumulated depreciation consist of the following:

                                                          DECEMBER 31
                                                    -----------------------
                                                      2000            1999
                                                    -------         -------

         Land and improvements                      $20,110         $10,660
         Buildings and improvements                  44,770          27,336
         Machinery, equipment and fixtures           11,279           8,990
         Construction in progress                     1,054          19,408
                                                    -------         -------
                                                     77,213          66,394
         Less accumulated depreciation               25,449          25,010
                                                    -------         -------
                                                    $51,764         $41,384
                                                    =======         =======

         Depreciation charged to operations during 2000, 1999 and 1998 was $2,343, $1,863, and $2,470, respectively.

NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT

        Notes, mortgage notes and other debt are summarized as follows:


                                                                              DECEMBER 31
                                                                        -------------------------
                                                                          2000             1999
                                                                        --------         --------
         Corporate:
              7% Convertible Subordinated Notes                         $112,367         $112,367
                                                                        ========         ========

         Real estate:
              6% Note payable, due 2000                                 $     --         $  4,119
              8% Note payable, due 2001                                      588              588
              Note payable, non-interest bearing, due 2001-2002            1,905            2,394
                                                                        --------         --------
                                                                        $  2,493         $  7,101
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

         Interest capitalized during 2000, 1999 and 1998 amounted to $2,452, $1,257 and $1,000, respectively.

         Maturities of notes, mortgage notes and other debt at December 31, 2000, are as follows:

                      CORPORATE       REAL ESTATE         TOTAL
                     ----------       -----------       --------
         2001         $     --         $  1,860         $  1,860
         2002               --              633              633
         2003               --               --               --
         2004               --               --               --
         2005          112,367               --          112,367
                      --------         --------         --------
                      $112,367         $  2,493         $114,860
                      ========         ========         ========

         Included in notes, mortgage notes and other debt is a related party note, payable to Brookman-Fels in installments commencing February 1, 1998 and ending November 1, 2002. Under the agreement, as amended in 2000, the payment including interest, of $800 due November 1, 2000, was deferred and paid in January 2001. The outstanding principal balance at December 31, 2000 was $1,905.

NOTE I - RETIREMENT PLANS

         Avatar has two defined contribution savings plans that cover substantially all employees. Under one of the savings plans, Avatar contributes to the plan based upon specified percentages of employees' voluntary contributions. The other savings plan does not provide for contributions by Avatar.

         Avatar's non-contributory defined benefit pension plan covers substantially all employees of its subsidiary, Avatar Utilities Inc. The benefits are based on years of service and the employees' compensation during the five highest years of earnings. Avatar's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974. On September 15, 2000, Avatar terminated the plan and annuities were purchased for retirees and terminated vested employees on or about October 31, 2000.

         The following table sets forth the defined benefit plan's funded status as of December 31, 2000, 1999 and 1998 and the retirement expense recognized in the consolidated statements of operations for the years then ended.

                                                                                     2000          1999          1998
                                                                                   -------       -------       -------
Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
       benefits of $1,429, $4,709 and $4,073, respectively                         $ 1,429       $ 4,771       $ 4,296
                                                                                   =======       =======       =======
Projected benefit obligation for services rendered to date                         ($1,429)      ($5,430)      ($4,972)
Plan assets at fair value                                                            1,394         5,201         5,235
                                                                                   -------       -------       -------
Projected benefit obligation less than plan assets                                     (35)         (229)          263
Unrecognized net gain                                                                  180           (91)         (407)
Prior service cost not yet recognized in net periodic pension cost                      --           220           268
Unrecognized net assets at January 1, 1986, net of amortization                         --           (15)          (29)
                                                                                   -------       -------       -------
Accrued pension cost included in accrued and other liabilities                     $   145       ($  115)      $    95
                                                                                   =======       =======       =======
Net retirement cost included the following components:
    Defined benefit plan:
       Service cost - benefits earned during the period                            $   115       $   228       $   200
       Interest cost on projected benefit obligation                                   338           370           333
       Actual return on plan assets                                                    (77)         (176)         (539)
       Net amortization and deferral                                                  (275)         (214)          200
       Curtailment                                                                    (706)           --            --
       Settlements                                                                     445            --            --
                                                                                   -------       -------       -------
       Net pension cost                                                               (160)          208           194
     Defined contribution plan                                                         123           126           121
                                                                                   -------       -------       -------
          Total retirement expense                                                 ($   37)      $   334       $   315
                                                                                   =======       =======       =======
Change in benefit obligations:
     Projected benefit obligation at beginning of year                             $ 5,430       $ 4,972       $ 4,574
     Service cost                                                                      115           228           200
     Interest cost                                                                     338           370           333
     Loss (gain) on benefit obligation                                                  (3)           69            30
     Benefits paid                                                                    (183)         (209)         (165)
     Curtailments                                                                     (901)           --            --
     Settlements                                                                    (3,367)           --            --
                                                                                   -------       -------       -------
     Projected benefit obligation at end of year                                   $ 1,429       $ 5,430       $ 4,972
                                                                                   =======       =======       =======
Change in plan assets:
     Plan assets at beginning of year                                              $ 5,201       $ 5,235       $ 4,604
     Employer contributions                                                            100            --           257
     Return on plan assets                                                              77           176           539
     Benefits paid                                                                    (183)         (210)         (165)
     Settlements                                                                    (3,801)           --            --
                                                                                   -------       -------       -------
     Plan assets at end of year                                                    $ 1,394       $ 5,201       $ 5,235
                                                                                   =======       =======       =======



         The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 7.5% in 2000, 1999 and 1998, rate of increase in future compensation levels of 5% in 2000, 1999 and 1998, and expected long-term rate of return on plan assets of 8% in 2000, 1999 and 1998.

         Plan assets are invested in the general asset fund of a major insurance company, which is composed primarily of fixed income securities, and a separate account, which is composed of equity securities, public bonds or cash equivalents.

NOTE J - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         Through June 30, 2000, a utilities subsidiary of Avatar sponsored a defined non-contributory benefit postretirement plan that provided medical and life insurance benefits to both salaried and nonsalaried employees after retirement. Effective July 1, 2000, the life insurance benefits were eliminated, however the medical insurance benefits were extended through December 31, 2001. During 2000, Avatar recorded revenues of $1,761 in other revenues in the accompany consolidated statements of operations due to the reduction of eligible employees and benefits. This is also the cause for the decrease in accrued post retirement benefit costs. Participants contributed a portion of such benefits. The utilities' funding policy for its postretirement plan is to fund on a pay-as-you-go basis.

The following table sets forth the plan's status as of December 31, 2000, 1999 and 1998:

                                                                      2000          1999          1998
                                                                    -------       -------       -------
Accumulated postretirement benefit obligation                       ($1,320)      ($1,808)      ($3,243)
Plan assets at fair value                                                --            --            --
                                                                    -------       -------       -------
Accumulated postretirement benefit obligation in excess of
         plan assets                                                 (1,320)       (1,808)       (3,243)
Unrecognized net gain from past experience different from that
         assumed and from changes in assumptions                        (28)       (3,479)       (2,163)
Unrecognized transition obligation                                       --         2,178         2,334
                                                                    -------       -------       -------
Accrued postretirement benefit cost
         included in accrued and other liabilities                  ($1,348)      ($3,109)      ($3,072)
                                                                    =======       =======       =======

Net periodic postretirement benefit cost included the following components:

         Service cost                                               $     2       $   125       $   186
         Interest cost on accumulated postretirement
            benefit obligation                                           96           128           228
         Amortization of transition obligation over 20 years             --           155           155
         Other                                                           --          (358)         (200)
                                                                    -------       -------       -------
         Net periodic postretirement benefit cost                   $    98       $    50       $   369
                                                                    =======       =======       =======



         For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2000, 1999 and 1998 was 6%, 8%, and 6%, respectively; the rate of increase was assumed to remain at 6% for the year 2000 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing (decreasing) the assumed health care cost trend rates by one percentage point each year would increase (decrease) the accumulated postretirement benefit obligation as of December 31, 1999 by $1,442 and ($1,214) and the aggregate of the service and interest cost components of net periodic postretirement benefit for the year then ended by $107 and ($91).

         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 2000, 1999 and 1998.

NOTE K - LEASE COMMITMENTS

         Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2009. Rental expenses for the years 2000, 1999 and 1998 were $1,493, $1,584 and $1,747, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2000 were as follows: 2001 - $681; 2002 - $640; 2003 - $637;
2004 - $633; 2005 -$648; thereafter $2,153.

NOTE L - ACCRUED AND OTHER LIABILITIES

         Accrued and other liabilities are summarized as follows:

                                                 DECEMBER 31
                                             --------------------
                                               2000         1999
                                             -------      -------
         Property taxes                      $ 1,338      $ 1,259
         Customer deposits and advances        9,417       16,401
         Interest                              2,303        2,398
         Accrued treasury stock                   --        9,708
         Other                                17,553       20,722
                                             -------      -------
                                             $30,611      $50,488
                                             =======      =======

         As of December 31, 1999, certain incentive compensation agreements with employees provided for a cash payment (to the extent vested), within ten days following the respective fifth anniversary date (payment terms are subject to renewal agreements) of the respective agreement (or the termination date, if earlier), in an amount equal to the excess of a formula amount based upon the closing prices of Avatar common stock during a specified period prior to the respective fifth anniversary date (or termination date, if earlier) over the closing price of Avatar common stock on the date of the respective agreement (strike price). Each eligible employee will vest in the rights to this incentive compensation with respect to one-fifth thereof in each of the first through fifth anniversaries, subject to certain terms and conditions of the contracts should their employment status change prior to the fifth anniversary. For the years ended December 31, 2000, 1999 and 1998, the Company recorded incentive compensation of $0, $0 and ($351), respectively, associated with these agreements. As of December 31, 2000, the closing price of Avatar common stock was lower than the defined strike price. There is no liability for incentive compensation included in other liabilities at December 31, 2000 and 1999.

NOTE M - STOCK OPTIONS

         Avatar's 1997 Incentive and Capital Accumulation Plan (the "Incentive Plan") was adopted by the Incentive Plan Committee (Committee), ratified by the Board of Directors on February 13, 1997 and approved by the stockholders at the Annual Meeting on May 29, 1997. The Incentive Plan makes available 425,000 shares of Avatar common stock subject to certain adjustments. On February 13, 1997 Avatar entered into a Nonqualified Stock Option Agreement (the Options) with Avatar's President and granted him an option to purchase 225,000 shares of Avatar common stock at $34 per share (such price being in the judgment of the Incentive Plan Committee not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options become exercisable with respect to 45,000 shares on February 13, 1998 and on each February 13 thereafter through 2002, and any unexercised portion of the Options will expire on February 13, 2007.

         Pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan (the "Amended and Restated Incentive Plan") approved by Avatar's stockholders at the 1999 Annual Meeting, on December 7, 1998 Avatar entered into a restricted stock unit agreement with Avatar's President pursuant to which he has been awarded an opportunity to receive 100,000 performance conditioned restricted stock units representing 100,000 shares of Avatar Common Stock. The actual grant of the units is conditioned upon (i) the closing price of Avatar Common Stock being at least $25.00 per share for 20 trading days out of 30 consecutive trading days during the period beginning on the date immediately following stockholder approval of the

Amended and Restated Incentive Plan (May 28, 1999) and ending on February 12, 2002 (the "Grant Period"), and (ii) the continued employment at the time the foregoing condition is satisfied. Any units granted vest in full on February 13, 2002 or upon the occurrence of a change in control of Avatar, provided that, in either case the President is then employed by Avatar.

         On February 19, 1999, Avatar entered into Nonqualified Stock Option Agreements with certain members of management and granted them options to purchase 160,000 shares of Avatar common stock at $25 per share (such price being in the judgment of the Committee not less than 100% of the Fair Market Value as defined in the Incentive Plan). The Options become exercisable at a rate of 33 1/3 % on February 19, 2000 and on each February 19 thereafter through 2002, and any unexercised portion of the Options will expire on February 19, 2009.

         On April 9, 1999, Avatar entered into a Nonqualified Stock Option Agreement with an individual who is a former member of management, under which agreement an option to purchase 30,000 shares of Avatar common stock at $25 per share was granted (such price being in the judgment of the Committee not less than 100% of the Fair Market Value as defined in the Incentive Plan). The Options will become exercisable at a rate of 50% each on April 1, 2000 and 2001, and any unexercised portion of the Options will expire on April 1, 2009.

         A summary of the status of the Incentive Plan as of December 31, 2000 and 1999 and changes during the years then ending is presented below:


                                                            OPTIONS                  WEIGHTED-AVERAGE
                                                            (000'S)                   EXERCISE PRICE
                                                       2000         1999             2000         1999
                                                   --------------------------    --------------------------
         Outstanding at beginning of year                   415          225              $30          $34
         Granted                                             --          190               --           25
         Exercised                                           --           --               --           --
         Forfeited                                           --           --               --           --
                                                   --------------------------    --------------------------
         Outstanding at end of year                         415          415              $30          $30
                                                   ==========================    ==========================
         Exercisable at end of year                         203           90

         Weighted-average per share
              fair value of options
              granted during the year                      $ --        $8.42
                                                   ==========================


         Avatar applies APB 25 and related interpretations in accounting for the Incentive Plan. No compensation expense was recognized in 2000 and 1999 because all stock options granted have an exercise price greater than the average market value of Avatar's stock on the date of grant. If Avatar had elected to account for the Incentive Plan under SFAS No. 123, compensation cost for the Incentive Plan would have been determined based on the fair value at the grant dates. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average per share, fair value of options granted and assumptions:


                             WEIGHTED - AVERAGE OF         RISK - FREE           EXPECTED           DIVIDEND
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

         The following table summarizes pro forma income from continuing operations, net income (loss) and earnings per share in accordance with SFAS No. 123 for the years ended December 31, 2000, 1999 and 1998:


                                                          AS REPORTED                                      PRO FORMA
                                                ------------------------------------    ------------------------------------------
                                                  2000        1999         1998             2000          1999            1998
                                                ------------------------------------    ------------------------------------------
Income (loss) from continuing operations         $9,314     ($1,030)      ($17,720)        $7,994       ($2,260)       ($18,467)
Net income (loss)                                $9,314     $88,150       ($22,785)        $7,994        $86,920       ($23,532)

Basic and Diluted Per Share Data:
     Income (loss) from continuing
       operations                                $1.11      ($0.11)         ($1.93)          $0.95       ($0.25)        ($2.01)
     Net income  (loss)                          $1.11       $9.64          ($2.48)          $0.95        $9.50         ($2.57)


NOTE N - INCOME TAXES

         Avatar anticipates that its 2000 consolidated federal income tax return will reflect a net operating loss carryback of approximately $4,400.

         Avatar has recorded a valuation allowance of $26,000 with respect to the deferred income tax assets that remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $3,000 which, if utilized, will be credited to additional paid-in capital. During 2000, Avatar decreased the valuation allowance by $4,000, which is primarily attributable to the utilization of tax over book basis of land inventory and the increase in deferred income tax liabilities resulting from the unrealized gain on marketable securities. Included in this change in valuation allowance was $96, which was credited to additional paid in capital representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980.

         The components of income tax expense (benefit) from continuing operations for the year ended December 31, 2000, 1999 and 1998 are as follows:

                                                2000          1999       1998
                                             -------       -------       ----
         Current
               Federal                       ($2,013)      ($3,789)      $ --
               State                            (341)         (641)        --
                                             -------       -------       ----
         Total current                        (2,354)       (4,430)        --

         Deferred
               Federal                         1,552         3,307         --
               State                             263           560         --
                                             -------       -------       ----
         Total deferred                        1,815         3,867         --
                                             -------       -------       ----
               Total income tax benefit      ($  539)      ($  563)      $ --
                                             =======       =======       ====

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                            2000           1999
                                                                         --------       --------
         Deferred income tax assets
                 Tax over book basis of land inventory                   $ 21,000       $ 25,000
                 Unrecoverable land development costs                       1,000          1,000
                 Tax over book basis of depreciable assets                  4,000          4,000
                 Other                                                      5,412          6,133
                                                                         --------       --------
         Total deferred income tax assets                                  31,412         36,133

                 Valuation allowance for deferred income tax assets       (26,000)       (30,000)
                                                                         --------       --------
         Deferred income tax assets after valuation allowance               5,412          6,133
         Deferred income tax liabilities                                   (1,000)        (1,000)
                 Book over tax income recognized on homesite sales
                 Unrealized gain on marketable securities                  (3,000)        (1,000)
                                                                         --------       --------
         Total deferred income tax liabilities                             (4,000)        (2,000)
                                                                         --------       --------
         Net deferred income taxes                                       $  1,412       $  4,133
                                                                         ========       ========


         A reconciliation of income tax expense (benefit) before discontinued operations to the expected income tax expense (credit) at the federal statutory rate of 35%, 35% and 34% for the year ended December 31, 2000, 1999 and 1998, respectively, is as follows:

                                                                          2000        1999          1998
                                                                        -------       -----       -------
         Income tax expense (credit) computed
              at statutory rate                                         $ 3,072       ($558)      ($6,025)
         Income tax effect of non-deductible dividends
              on preferred stock of subsidiary                               --          --           177
         State income tax  expense (credit), net of federal effect          316         (52)         (676)
         Other                                                               73          47           524
         Discontinued Operations and Extraordinary Items                     --          --        (2,000)
         Change in valuation allowance on deferred tax assets            (4,000)         --         8,000
                                                                        -------       -----       -------
         Income tax benefit                                             ($  539)      ($563)      $    --
                                                                        =======       =====       =======


         In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar may be required to pay compound interest on certain federal income taxes in future fiscal periods attributable to the taxable income deferred under the installment method. Avatar believes that the potential interest amount, if any, will not be material to its financial position and results of operations of the affected future periods.

NOTE O - CONTINGENCIES

         Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matter cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial statements.

         In May 1995, a wastewater rate increase was filed for the North Fort Myers Division of Florida Cities Water Company (FCWC), a utilities subsidiary of Avatar. In November 1995, the Florida Public Service Commission (FPSC) issued an order authorizing a rate increase of approximately 18% (an annualized revenue increase of approximately $378). Following a challenge to the order by the Office of Public Counsel (the customer advocate) and certain customers, FCWC requested implementation of the rates granted in the order. After a hearing, the FPSC issued a new order in September 1996 authorizing final rates which were approximately 5% lower than rates in effect prior to the rate increase filing. FCWC filed an appeal with the District Court of Appeal of Florida, First District (DCA) and in January 1998, DCA reversed and remanded the September 1996 order. By order dated April 14, 1998, the FPSC ordered the record reopened and scheduled a hearing in December 1998 to take testimony on one issue remanded by the DCA. FCWC's challenge of this FPSC action was denied by the DCA on June 17, 1998 and the remand hearing was held on December 8 and 9, 1998. On April 8, 1999, the FPSC rendered its Final order which did not reflect a material change in its position on the issue in dispute. On April 15, 1999, FCWC sold the plant assets which are the subject of this rate matter, however, this sale did not jeopardize FCWC's right to appeal the FPSC Final order. On May 10, 1999, FCWC filed a notice of appeal of the FPSC Final order to the DCA and by DCA order dated December 6, 1999. The rates implemented in January 1996 were collected by FCWC until April 15, 1999 and approximately $838 plus interest is subject to refund pending ultimate resolution of this matter. After the sale of the plant assets, which are the subject of this matter, FCWC recorded a reserve on its balance sheet in the amount of $838 to cover refunds and recorded interest liability applicable thereto. Interest in the amount of $166 has been recorded as of December 31, 2000. FCWC appealed the order, which was affirmed by the DCA by opinion dated December 22, 2000. FCWC is now preparing to affect the refund which should be completed by July 31, 2001. Upon the completion of the refund this matter will be considered closed.

NOTE P - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

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

         The following table summarizes information for reportable segments for the years ended December 31, 2000, 1999 and 1998:


                                                      FOR THE YEAR ENDED DECEMBER 31
                                                   ------------------------------------
                                                      2000          1999          1998
                                                   --------      --------      --------
         REVENUES:
         Segment revenues
              Residential development              $105,682      $108,386      $ 73,230
              Active adult                           10,945            --            --
              Resorts                                 7,502        10,725        13,591
              Commercial and industrial               6,504         5,045         3,120
              Rental, leasing, cable and
                 other real estate operations         5,362         5,757         5,171
              All Other                              11,795        46,618         7,850
                                                   --------      --------      --------
                                                    147,790       176,531       102,962

         Unallocated revenues
              Deferred gross profit                   1,998         3,320         4,263
              Interest income                         7,285         8,155         5,463
              Trading account profit, net             6,636         1,948            --
              Other                                     490           736           794
                                                   --------      --------      --------
         Total revenues                            $164,199      $190,690      $113,482
                                                   ========      ========      ========






                                                              FOR THE YEAR ENDED DECEMBER 31
                                                          --------------------------------------
                                                            2000           1999           1998
                                                          --------       --------       --------
         OPERATING INCOME (LOSS):
         Segment operating income (loss)
              Residential development                     $ 14,324       $ 14,129       $    413
              Active adult                                 (11,457)        (3,409)        (1,074)
              Resorts                                         (782)          (106)        (1,454)
              Commercial and industrial                      4,194          3,798          1,863
              Rental, leasing, cable and
                 other real estate operations                  920          1,391          1,229
              All other                                      7,949              5          4,022
                                                          --------       --------       --------
                                                            15,148         15,808          4,999

              Unallocated income (expenses)
                 Deferred gross profit                       1,998          3,320          4,263
                 Interest income                             7,285          8,155          5,463
                 Trading account profit, net                 6,636          1,948             --
                 General and administrative expenses       (11,027)       (11,900)       (10,349)
                 Interest expense                           (6,429)        (8,132)       (11,115)
                 Other                                      (4,836)       (10,792)       (10,981)
                                                          --------       --------       --------
         Income (loss) from continuing operations         $  8,775       ($ 1,593)      ($17,720)
                                                          ========       ========       ========

                                               DECEMBER 31
                                          ----------------------
                                             2000          1999
                                          --------      --------
ASSETS:
Segment assets
     Residential development              $ 55,976      $ 72,371
     Active adult                           88,763        51,144
     Resorts                                 5,360         4,903
     Commercial and industrial               9,194        11,844
     Rental, leasing, cable and
        other real estate operations         4,651         4,465
     Unallocated assets                    205,248       246,408
                                          --------      --------
Total assets                              $369,192      $391,135
                                          ========      ========

---------------

(a)  Avatar's businesses are primarily conducted in the United States.

(b) Identifiable assets by segment are those assets that are used in the operations of each segment.

(c) No significant part of the business is dependent upon a single customer or group of customers.

(d) Bulk land sales, Arizona utilities, the cost to carry land and the sale of Cape Coral assets do not qualify individually as separate reportable segments and are included in "All Other". Also included in "All Other" for 2000, are results of management services and water facility operations, which Avatar retained in Florida. In 1999 and 1998, these operations were classified as discontinued.

(e) There is no interest expense for 2000 from residential development, active adult communities, resorts and rental/leasing. Included in segment profit/(loss) for 1999 is interest expense of $268, $59 and $285 from residential development, resorts and rental/leasing, respectively. Included in segment profit/(loss) for 1998 is interest expense of $932, $159 and $553 from residential development, resorts and rental/leasing, respectively.

(f) Included in operating profit/(loss) for 2000 is depreciation expense of $168, $727, $634, $726 and $88 from residential development, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 1999 is depreciation expense of $195, $1,012, $507 and $149 from residential development, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 1998 is depreciation expense of $256, $1,264, $634 and $316 from residential development, resorts, rental/leasing and unallocated corporate, respectively.

NOTE Q- FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of Avatar's financial instruments at December 31, 2000 and 1999, are as follows:


                                                                         2000                              1999
                                                                -------------------------         -------------------------
                                                                 CARRYING          FAIR            CARRYING          FAIR
                                                                  AMOUNT           VALUE            AMOUNT           VALUE
                                                                ----------        -------          --------         -------
Cash and cash equivalents                                          $49,161        $49,161          $143,259         $143,259
Restricted cash                                                        869            869             3,552            3,552
Investment in marketable securities                                 69,966         69,966            15,547           15,547
Contracts and mortgage notes receivables, net                        5,061          5,002             7,685            7,611
Other receivables, net                                               6,374          6,374             3,328            3,328
Notes, mortgage notes and other debt:
Corporate:
   Convertible Subordinated Notes                                  112,367         98,883           112,367           97,057
Real estate:
   Note payable                                                      2,493          2,372             7,101            6,761



         Avatar, in estimating the fair value of financial instruments, used the following methods and assumptions:

         Cash and cash equivalents and restricted cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

         Investments in marketable securities: The carrying amount reported in the balance sheet for investments in marketable securities approximates its fair value.

         Contracts and mortgage notes receivables: The fair value amounts of the contracts, mortgage notes and other receivables are estimated based on a discounted cash flow analysis.

         Other receivables: The carrying amount reported in the balance sheet for other receivables approximates its fair value.

         Notes payable: The fair values of notes payable are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

         Convertible Subordinated Notes: At December 31, 2000 and 1999, the fair values of the notes are estimated based on quoted market prices.

     NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 2000 and 1999 is as follows:


                                                                  2000 QUARTER
                                                -----------------------------------------------------
                                                 FIRST          SECOND         THIRD          FOURTH
                                                --------       --------       --------       --------
Net revenues                                    $ 31,563       $ 39,128       $ 54,124       $ 39,384
Expenses                                          38,035         37,571         38,637         41,181
                                                --------       --------       --------       --------

Income (loss) from continuing operations          (6,472)         1,557         15,487         (1,797)
Income tax benefit (expense)                       1,631           (565)        (1,360)           833
                                                --------       --------       --------       --------

Net income (loss)                               ($ 4,841)      $    992       $ 14,127       ($   964)
                                                ========       ========       ========       ========

    Basic and Diluted EPS:
      Net income (loss)-Basic                   ($  0.58)      $   0.12       $   1.68       ($  0.11)
      Net income (loss)-Diluted                 $     --       $     --       $   1.29       $     --



                                                                  1999 QUARTER
                                                -----------------------------------------------------
                                                 FIRST          SECOND         THIRD          FOURTH
                                                --------       --------       --------       --------
Net revenues                                    $ 30,413       $ 76,579       $ 34,682       $ 49,016
Expenses                                          32,613         69,279         36,287         54,104
                                                --------       --------       --------       --------

Income (loss) from continuing operations          (2,200)         7,300         (1,605)        (5,088)
Income tax benefit (expense)                         795         (2,773)           617          1,924
Income (loss) from discontinued operations           808         93,464         (4,514)          (578)
                                                --------       --------       --------       --------
Net income (loss)                               ($   597)      $ 97,991       ($ 5,502)      ($ 3,742)
                                                ========       ========       ========       ========
    Basic and Diluted EPS:
      Net income (loss)                         ($  0.06)      $  10.69       ($  0.60)      ($  0.39)
                                                ========       ========       ========       ========



(1) During the second quarter of 1999, Avatar closed on the sale of substantially all of its real estate assets located in Cape Coral, Florida for a pre-tax gain of $6,929.

(2) During the second quarter of 1999, Avatar closed on the sale of substantially all of the assets used in the Florida Utilities operations for an after tax gain of $89,879.

(3) During the fourth quarter of 1999, Avatar closed on the sale of 2,842 lots in Rio Rico for a pre-tax loss of $6,947 and recorded an expense of $2,317 for cancelled delinquent contracts at Poinciana, Cape Coral, Rio Rico and Leisure Lakes as these amounts were deemed uncollectible.

(4) Avatar recorded $1,333 (net of income tax benefit of $817) estimated losses on the disposal of the discontinued vacation ownership operations during the second quarter of 1999.

NOTE S - DISCONTINUED OPERATIONS

         During 1999, Avatar disposed of substantially all of the assets in its Florida Utilities operations and exited the vacation ownership (timeshare) business in the transaction involving the sale of subsidiaries. On July 30, 1999, Avatar closed on the sale of its timeshare division for a net cash sales price of $3,497, subject to certain adjustments. Avatar revised the estimate of the net realizable value of the discontinued operations based on the July 30, 1999 closing and business conditions. As a result, Avatar recorded an estimated loss on the disposal of the timeshare operations of $2,150 and $6,400 for the year ended December 31, 1999 and 1998, respectively, less income tax benefit of $817 and $0, respectively. Operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         On April 15, 1999, two operating subsidiaries closed on the sale of substantially all of the assets used in their Florida Utilities operations for a cash sales price of $208,619 subject to certain adjustments. The sale transaction resulted in a gain of $89,879, net of income tax expense of $13,309 that is classified in the accompanying consolidated statements of operations as a gain from the sale of discontinued operations. For December 31, 1998 net assets and liabilities of the Florida Utilities operations have been segregated from the continuing operations in the accompanying balance sheets. Operating results for the years ended December 31, 1999 and 1998 are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         Consolidated operating results relating to the discontinued operations for the years ended December 31, 1999 and 1998 are as follows:


                                                                          1999
                                                ----------------------------------------------------------
                                                     VACATION              FLORIDA
                                                     OWNERSHIP            UTILITIES            TOTAL
                                                --------------------   ----------------   ----------------
REVENUES
Real estate sales                                     $  8,076             $    --            $ 8,076
Utilities revenues                                          --              18,343             18,343
Interest income                                          1,955                  --              1,955
Other                                                      613                  90                703
                                                      --------             -------            -------
     Total revenues                                     10,644              18,433             29,077

EXPENSES
Real estate expenses                                     8,937                  --              8,937
Utilities expenses                                          --              15,778             15,778
Interest expense                                         1,527               1,102              2,629
Minority interest                                           --                 440                440
                                                      --------             -------            -------
     Total expenses                                     10,464              17,320             27,784
Income from discontinued operations
   before income taxes                                     180               1,113              1,293
Income tax expense (benefit)                                92                 567                659
                                                      --------             -------            -------
Income from discontinued operations                   $     88             $   546            $   634
                                                      ========             =======            =======


                                                                          1998
                                                ----------------------------------------------------------
                                                     VACATION              FLORIDA
                                                     OWNERSHIP            UTILITIES            TOTAL
                                                --------------------   ----------------   ----------------
REVENUES
Real estate sales                                     $ 16,829             $    --            $16,829
Utilities revenues                                          --              34,594             34,594
Interest income                                          2,665                  --              2,665
Other                                                    1,750                  --              1,750
                                                      --------             -------            -------
     Total revenues                                     21,244              34,594             55,838

EXPENSES
Real estate expenses                                    20,432                  --             20,432
Utilities expenses                                          --              25,870             25,870
Interest expense                                         2,270               3,103              5,373
Minority interest                                           --                 520                520
                                                      --------             -------            -------
     Total expenses                                     22,702              29,493             52,195
                                                      --------             -------            -------
Income (loss) from discontinued operations            ($ 1,458)            $ 5,101            $ 3,643
                                                      ========             =======            =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         A.       Identification of Directors

                  The information called for in this item is incorporated by reference to Avatar's 2001 definitive proxy statement (under "Election of Directors") to be filed with the Securities and Exchange Commission on or before April 30, 2001.

         B.       Identification of Executive Officers

                   For information with respect to the executive officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.

         C.       Compliance with Section 16(a) of the Exchange Act

                  The information required by this item is incorporated by reference to Avatar's 2001 definitive proxy statement (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"), to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item 11.   Executive Compensation

         The information called for by this item is incorporated by reference to Avatar's 2001 definitive proxy statement (under the caption "Executive Compensation and Other Information") to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to Avatar's 2001 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management") to be filed with the Securities and Exchange Commission on or before April 30, 2001.

Item 13.   Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to Avatar's 2001 definitive proxy statement (under the caption "Certain Relationships and Related Transactions") to be filed with the Securities and Exchange Commission on or before April 30, 2001.

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

         EXHIBITS:
         ---------

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

         3(b)* By-laws, as amended and restated May 28, 1998 (previously filed as Exhibit 3(b) to the Form 10-Q for the quarter ended June 30, 1998).

         3(c)* Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (previously filed as
                    Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 2000).

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

         10(a)*1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1992).

         10(b)*1 Amendment to Employment Agreement, dated as of March 1, 1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(d) on Form 10-K for the year ended December 31, 1993).

         10(c)*1 Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(m) to Form 10-Q for the quarter ended September 30, 1995).

         10(d)*1 Amendment to Employment Agreement, dated as of February 13, 1997, to Employment Agreement, dated as of June 15, 1992 (as amended as of March 1, 1994) and Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(f) to the Form 10-K for the year ended December 31, 1996).

         10(e)*1 Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

         10(f)*1 Nonqualified Stock Option Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

         10(g)*1 Amendment to Employment Agreement, dated as of June 13, 1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(i) to the Form 10-Q for the quarter ended June 30, 1997).

         10(h)*1 Avatar Holdings Inc. 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1997).

         10(i)* Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K - continued


         10(j)*1 Success Fee Agreement, dated December 7, 1998, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1998).

         10(k)*1 Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1998).

         10(l)*1 First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(o) to Form 10-K for the year ended December 31, 1998).

         10(m)*1 Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

         10(n)*1 Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 1998).

         10(o)*1 First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(r) to Form 10-K for the year ended December 31, 1998).

         10(p)*1 Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

         10(q)*1 Employment Agreement, dated as of October 6, 1997, by and between Avatar Retirement Communities, Inc. and Michael S. Rubin (previously filed as Exhibit 10(t) to Form 10-K for the year ended December 31, 1998).

         10(r)*1 First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Retirement Communities, Inc. and Michael S. Rubin (previously filed as
                    Exhibit 10(u) to Form 10-K for the year ended December 31,
                    1998).

         10(s)*1 Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael
                    S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

         10(t)*1 Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

         10(u)*1 Amendment to Employment Agreement, dated as of March 25, 1999, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(x) to Form 10-K for the year ended December 31, 1998).

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K - continued


         10(v)*1 Amended and Restated in 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999).

         10(w)*1 Restricted Stock Unit Agreement, dated as December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999).

         10(x)*1 Employment agreement dated as of April 1, 1999 between Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 1999).

         10(y)*1 Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999).

         10(z)*1 Employment Agreement, dated as of November 30, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

         10(aa)*1 Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

         10(ab)*1 Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

         10(ac)*1 Resticted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

         10(ad)*1 Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc. and Jonathan Fels (filed herewith).

         10(ae)*1 Cash Bonus award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

         10(af)*1 Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc. and Michael Levy (filed herewith).

         10(ag)*1 Cash Bonus award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed herewith).

         11         Computations of earnings per share (filed herewith).

         21         Subsidiaries of Registrant (filed herewith).

         ---------

         * These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

         1  Employment and Compensation agreements.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             (Dollars in thousands)


                                                   BALANCE AT        CHARGED TO                                 BALANCE AT
                                                   BEGINNING          COSTS AND                                   END OF
                                                   OF PERIOD          EXPENSES             DEDUCTION              PERIOD
                                               -----------------   ----------------    ---------------     -----------------
Year ended December 31, 2000:
  Deducted from asset accounts:
     Deferred gross profit on
       homesite sales                             $ 6,857            ($1,998) (1)             $    202 (2)        $ 4,657
     Allowance for doubtful accounts                  170                 --                       122 (2)             48
     Market valuation account                           7                 --                         4 (3)              3
     Valuation allowance for deferred
       tax assets                                  30,000                 --                     4,000             26,000
                                                  -------            -------                ----------            -------
            Total                                 $37,034            ($1,998)               $    4,328            $30,708
                                                  =======            =======                ==========            =======

Year ended December 31, 1999:
  Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                            $10,532            ($3,320) (1)             $    355 (2)        $ 6,857
      Allowance for doubtful accounts                 133                 96                        59 (2)            170
      Market valuation account                         13                 --                         6 (3)              7
      Valuation allowance for deferred
        tax assets                                 59,000                 --                    29,000             30,000
                                                  -------            -------                ----------            -------
            Total                                 $69,678            ($3,224)               $   29,420            $37,034
                                                  =======            =======                ==========            =======

Year ended December 31, 1998:
  Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                            $15,659            ($4,263)(1)              $    864 (2)        $10,532
      Allowance for doubtful accounts                  --                133                        -- (2)            133
      Market valuation account                         43                 --                        30 (3)             13
      Valuation allowance for deferred
        tax assets                                 51,000              8,000                        --             59,000
                                                  -------            -------                ----------            -------
            Total                                 $66,702            $ 3,870                $      894            $69,678
                                                  =======            =======                ==========            =======

------------
(1)  (Credit) charge to operations as an (increase) decrease to revenues.

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

                                      AVATAR HOLDINGS INC.


 DATED: MARCH 22, 2001           By:  /s/ Charles L. McNairy
                                      -----------------------------------------
                                          Charles L. McNairy, Executive
                                          Vice President, Treasurer and
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

DATED: MARCH 22, 2001            By:  /s/ Gerald D. Kelfer
                                      -----------------------------------------
                                          Gerald D. Kelfer, Director,
                                          President, Vice Chairman of the Board
                                          of Directors, Chief Executive Officer
                                          and Chairman of the Executive
                                          Committee


DATED: MARCH 22, 2001            By:  /s/ Michael P. Rama
                                      -----------------------------------------
                                          Michael P. Rama, Chief Accounting
                                          Officer

DATED: MARCH 22, 2001            By:  /s/ Milton Dresner
                                      -----------------------------------------
                                          Milton Dresner, Director and Audit
                                          Committee Member

DATED: MARCH 22, 2001            By:  /s/ Leon Levy
                                      -----------------------------------------
                                          Leon Levy, Chairman of the Board of
                                          Directors and Executive Committee
                                          Member

DATED: MARCH 22, 2001            By:  /s/ Martin Meyerson
                                      -----------------------------------------
                                          Martin Meyerson, Director and Audit
                                          Committee Member

DATED: MARCH 22, 2001            By:  /s/ Gernot H. Reiners
                                      -----------------------------------------
                                          Gernot H. Reiners, Director

DATED: MARCH 22, 2001            By:  /s/ Kenneth T. Rosen
                                      -----------------------------------------
                                          Kenneth T. Rosen, Director and
                                          Chairman of the Audit Committee

DATED: MARCH 22, 2001            By:  /s/ Fred Stanton Smith
                                      -----------------------------------------
                                          Fred Stanton Smith, Director,
                                          Executive Committee Member and Audit
                                          Committee Member

DATED: MARCH 22, 2001            By:  /s/ William G. Spears
                                      -----------------------------------------
                                          William G. Spears, Director

DATED: MARCH 22, 2001            By:  /s/ Henry King Stanford
                                      -----------------------------------------
                                          Henry King Stanford, Director

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

         3(b)* By-laws, as amended and restated May 28, 1998 (previously filed as Exhibit 3(b) to the Form 10-Q for the quarter ended June 30, 1998).

         3(c)* Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (previously filed as
                      Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 2000).

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

         10(a)*1 Employment Agreement, dated as of June 15, 1992, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1992).

         10(b)*1 Amendment to Employment Agreement, dated as of March 1, 1994, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(d) on Form 10-K for the year ended December 31, 1993).

Exhibits Index - continued.

         10(c)*1 Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(m) to Form 10-Q for the quarter ended September 30, 1995).

         10(d)*1 Amendment to Employment Agreement, dated as of February 13, 1997, to Employment Agreement, dated as of June 15, 1992 (as amended as of March 1, 1994) and Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(f) to the Form 10-K for the year ended December 31, 1996).

         10(e)*1 Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

         10(f)*1 Nonqualified Stock Option Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald
                      D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

         10(g)*1 Amendment to Employment Agreement, dated as of June 13, 1997, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(i) to the Form 10-Q for the quarter ended June 30, 1997).

         10(h)*1 Avatar Holdings Inc. 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1997).

         10(i)* Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

         10(j)*1 Success Fee Agreement, dated December 7, 1998, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1998).

         10(k)*1 Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1998).

         10(l)*1 First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(o) to Form 10-K for the year ended December 31, 1998).

         10(m)*1 Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

         10(n)*1 Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 1998).

         10(o)*1 First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(r) to Form 10-K for the year ended December 31, 1998).

         10(p)*1 Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

         10(q)*1 Employment Agreement, dated as of October 6, 1997, by and between Avatar Retirement Communities, Inc. and Michael
                      S. Rubin (previously filed as Exhibit 10(t) to Form 10-K for the year ended December 31, 1998).

         10(r)*1 First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Retirement Communities, Inc. and Michael S. Rubin (previously filed as Exhibit 10(u) to form 10-K for the year ended December 31, 1998).

         10(s)*1 Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael
                      S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

         10(t)*1 Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis
                      J. Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

         10(u)*1 Amendment to Employment Agreement, dated as of March 25, 1999, to Employment Agreement, dated as of July 27, 1995, by and between Avatar Holdings Inc. and Edwin Jacobson (previously filed as Exhibit 10(x) to Form 10-K for the year ended December 31, 1998).

         10(v)*1 Amended and Restated in 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999).

         10(w)*1 Restricted Stock Unit Agreement, dated as December 7, 1998, between Gerald D. Kelfer (previously filed as
                      Exhibit 10(b) to Form 10-Q for the quarter ended June 30,
                      1999).

         10(x)*1 Employment agreement dated as of April 1, 1999 between Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 1999).

         10(y)*1 Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999).

         10(z)*1 Employment agreement, dated as of November 30, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

         10(aa)*1 Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

         10(ab)*1 Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

         10(ac)*1 Resticted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

         10(ad)*1 Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc. and Jonathan Fels (filed herewith).

         10(ae)*1 Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

         10(af)*1 Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc. and Michael Levy (filed herewith).

         10(ag)*1 Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed herewith).

         11           Computations of earnings per share (filed herewith).

         21           Subsidiaries of Registrant (filed herewith).