Form 10-Q
period 2001-03-31
AVATAR HOLDINGS INC
filed 2001-05-14
CIK 39677

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

                  For the quarterly period ended March 31, 2001

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,405,938 shares of Avatar's common stock ($1.00 par value) were outstanding as of April 30, 2001.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX

                                                                       PAGE
                                                                       ----

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited):

       Consolidated Balance Sheets --
         March 31, 2001 and December 31, 2000 ...................       3

       Consolidated Statements of Operations --
            Three months ended March 31, 2001 and 2000 ..........       4

       Consolidated Statements of Cash Flows --
         Three months ended March 31, 2001 and 2000 .............       5

       Notes to Consolidated Financial Statements ...............       6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS      13


PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................      17

PART  I  --  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                    MARCH 31,    DECEMBER 31,
                                                      2001           2000
                                                  -----------    -------------
ASSETS
Cash and cash equivalents                          $  37,177       $  49,161
Restricted cash                                          732             869
Investment - marketable securities                    71,560          69,966
Contracts and mortgage notes receivable, net           4,585           5,061
Other receivables, net                                 4,478           6,374
Land and other inventories                           172,032         171,906
Property, plant and equipment, net                    51,834          51,764
Other assets                                          23,882          12,679
Deferred income taxes                                    607           1,412
                                                   ---------       ---------
        Total Assets                               $ 366,887         369,192
                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes, mortgage notes and other debt:
  Corporate                                        $ 112,367       $ 112,367
  Real estate                                          1,300           2,493
Estimated development liability for sold land         18,488          18,320
Accounts payable                                       1,612           2,414
Accrued and other liabilities                         29,051          30,611
                                                   ---------       ---------
        Total Liabilities                            162,818         166,205

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common Stock, par value $1 per share
  Authorized:  50,000,000 shares
  Issued:  9,170,102 shares                            9,170           9,170
Additional paid-in capital                           157,237         157,237
Retained earnings                                     50,211          49,129
                                                   ---------       ---------
                                                     216,618         215,536
Treasury stock, at cost, 764,164 shares              (12,549)        (12,549)
                                                   ---------       ---------
  Total Stockholders' Equity                         204,069         202,987
                                                   ---------       ---------
  Total Liabilities and Stockholders' Equity       $ 366,887       $ 369,192
                                                   =========       =========


See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three months ended March 31, 2001 and 2000
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                           2001          2000
                                         --------      --------
REVENUES
Real estate sales                        $ 32,992      $ 27,463
Deferred gross profit                         394           594
Interest income                             1,529         2,011
Trading account profit (loss)               1,579        (6,379)
Other                                       1,025         1,495
                                         --------      --------
     Total revenues                        37,519        25,184

EXPENSES
Real estate expenses                       31,697        26,767
General and administrative expenses         2,126         2,542
Interest expense                            1,448         1,498
Other                                         475           849
                                         --------      --------
     Total expenses                        35,746        31,656
                                         --------      --------

Income (loss) before income taxes           1,773        (6,472)

Income tax expense (benefit)                  691        (1,631)
                                         --------      --------

Net income (loss)                        $  1,082      ($ 4,841)
                                         ========      ========

BASIC AND DILUTED EPS:
Net income (loss)                        $   0.13      ($  0.58)
                                         ========      ========

See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
               For the Three months ended March 31, 2001 and 2000
                             (Dollars in Thousands)

                                                                          2001            2000
                                                                       ---------       ---------
OPERATING ACTIVITIES
Net income (loss)                                                      $   1,082       ($  4,841)
Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
         Depreciation and amortization                                     1,244             777
         Deferred gross profit                                              (394)           (594)
         Unrealized gain on trading account (profit) loss                 (1,579)          6,379
         Deferred income taxes                                               805          (2,049)
         Changes in operating assets and liabilities:
            Restricted cash                                                  137             699
            Principal payments on contracts receivable                     1,141           1,787
            Receivables                                                     (271)           (354)
            Other receivables                                              1,881            (640)
            Inventories                                                       42          (4,004)
            Other assets                                                 (11,555)           (911)
            Accounts payable and accrued and other liabilities            (2,362)        (14,709)
                                                                       ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                     (9,829)        (18,460)

INVESTING ACTIVITIES
Investment in property, plant and equipment                                 (962)        (11,868)
Investment in marketable securities                                           --          (3,107)
                                                                       ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                       (962)        (14,975)

FINANCING ACTIVITIES
Principal payments on long-term borrowings                                (1,193)         (4,608)
                                                                       ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                                     (1,193)         (4,608)
                                                                       ---------       ---------
DECREASE IN CASH                                                         (11,984)        (38,043)

Cash and cash equivalents at beginning of period                          49,161         143,259
                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                            $  37,177       $ 105,216
                                                                       =========       =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:                                       2001            2000
                                                                       ---------       ---------
            Interest  - (net of amount capitalized of $732 and
                        $726 in 2001 and 2000, respectively)           $    (407)      $    (366)
                                                                       =========       =========
            Income taxes paid                                          $      --       $   1,700
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

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


BASIS OF STATEMENT PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheets as of March 31, 2001 and December 31, 2000, and the related consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         For a complete description of Avatar's other accounting policies, refer to Avatar Holdings Inc.'s 2000 Annual Report on Form 10-K and the notes to Avatar's consolidated financial statements included therein.

RECLASSIFICATIONS

         Certain 2000 financial statement items have been reclassified to conform to the 2001 presentation.

EARNINGS PER SHARE

         Earnings per share is computed based on the weighted average number of shares outstanding of 8,405,938 for the three months ended March 31, 2001 and 2000. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. The computation of earnings per share for the three months ended March 31, 2001 and 2000 did not assume the conversion of the Notes and employee stock options, as the effect of both is anti-dilutive. There is no difference between basic and diluted earnings per share for 2001 and 2000.

REPURCHASE OF COMMON STOCK AND NOTES

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2001, none of these authorized expenditures had been made.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

         Avatar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $732 and $869 as of March 31, 2001 and December 31, 2000, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close.

STOCK OPTIONS

         Under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," companies are allowed to measure compensation cost, in connection with employee stock compensation plans, using a fair value based method; or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Avatar has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results, however, could differ from those estimated.

INVESTMENTS - MARKETABLE SECURITIES

         Investments in marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity." Avatar's portfolio consists of held-to-maturity securities and trading securities. Under SFAS No. 115, held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which mature in one year or less. The amortized cost balance at March 31, 2001 and December 31, 2000 was $41,983 and $41,968, respectively. Under SFAS No. 115, trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. While the aggregate purchase price of the trading securities was $19,414, the book basis (including unrealized gains of $6,636 and $1,948 recorded at December 31, 2000 and 1999, respectively) was $27,998. The fair value of Avatar's trading investment portfolio at March 31, 2001 and 2000 was $29,577 and $12,275, respectively, resulting in a trading account profit of $1,579 and loss of $6,379 for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001 and 2000, the portfolio did not include any forward foreign exchange contracts.

         During the second quarter of 2001, Avatar sold substantially all of its trading account securities portfolio for net cash proceeds of $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax gain of $15,413, which includes the $1,579 profit for the first quarter of 2001 and a $5,250 pre-tax gain for the second quarter of 2001 relative to this transaction.

CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:

                                                  MARCH 31,       DECEMBER 31,
                                                    2001              2000
                                                 ----------       -------------

Contracts and mortgage notes receivable            $ 9,407            $10,369
                                                   -------            -------
Less:
      Deferred gross profit                          4,224              4,657
      Other                                            598                651
                                                   -------            -------
                                                     4,822              5,308
                                                   -------            -------
                                                   $ 4,585            $ 5,061
                                                   =======            =======

OTHER ASSETS

         Other assets are summarized as follows:

                                                  MARCH 31,       DECEMBER 31,
                                                    2001              2000
                                               ------------      ---------------
Prepaid expenses                                   $ 5,863            $ 1,411
Goodwill                                             3,589              3,941
Deposits                                             8,020                320
Other                                                6,410              7,007
                                                   -------            -------
                                                   $23,882            $12,679
                                                   =======            =======

LAND AND OTHER INVENTORIES

         Inventories consist of the following:

                                                    MARCH 31,     DECEMBER 31,
                                                      2001            2000
                                                  ------------    -------------
Land developed and in process of development        $ 78,016        $ 79,908
Land held for future development or sale              25,508          25,524
Dwelling units completed or under construction
        and community development in process          67,925          65,988
Other                                                    583             486
                                                    --------        --------
                                                    $172,032        $171,906
                                                    ========        ========

INCOME TAXES

         The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2001, and 2000 are as follows:

                                                    MARCH 31,      MARCH 31,
                                                      2001            2000
                                                   ----------      ----------
      Current

            Federal                                 ($   97)        $   357

            State                                       (17)             61
                                                    -------         -------
      Total current                                    (114)            418

      Deferred

            Federal                                     688          (1,752)
            State                                       117            (297)
                                                    -------         -------
      Total deferred                                    805          (2,049)
                                                    -------         -------
            Total income tax expense (benefit)      $   691         ($1,631)
                                                    =======         =======

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Avatar's deferred income tax assets and liabilities as of March 31, 2001 and December 31, 2000 are as follows:


                                                                   MARCH 31,      DECEMBER 31,
                                                                     2001              2000
                                                                   ---------      ------------
Deferred income tax assets
        Tax over book basis of land inventory                      $ 21,000          $ 21,000
        Unrecoverable land development costs                          1,000             1,000
        Tax over book basis of depreciable assets                     4,000             4,000
        Other                                                         5,607             5,412
                                                                   --------          --------
Total deferred income tax assets                                     31,607            31,412

        Valuation allowance for deferred income tax assets          (26,000)          (26,000)
                                                                   --------          --------
Deferred income tax assets after valuation allowance                  5,607             5,412

Deferred income tax liabilities
        Book over tax income recognized on homesite sales            (1,000)           (1,000)
        Unrealized gain on marketable securities                     (4,000)           (3,000)
                                                                   --------          --------
Total deferred income tax liabilities                                (5,000)           (4,000)
                                                                   --------          --------
Net deferred income taxes                                          $    607          $  1,412
                                                                   ========          ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- continued

INCOME TAXES - continued

         A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 35% for the three months ended March 31, 2001 and 2000 is as follows:


                                                                2001            2000
                                                               -------         -------
Income tax expense (credit) computed at statutory rate         $   621         ($2,265)
State income tax (credit), net of federal effect                    64            (231)
Other, net                                                           6            (135)
Change in valuation allowance on deferred tax assets                --           1,000
                                                               -------         -------
Income tax expense (benefit)                                   $   691         ($1,631)
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

         In May 1995, a wastewater rate increase was filed for the North Fort Myers Division of Florida Cities Water Company (FCWC), a utilities subsidiary of Avatar. In November 1995, the Florida Public Service Commission (FPSC) issued an order authorizing a rate increase of approximately 18% (an annualized revenue increase of approximately $378). Following a challenge to the order by the Office of Public Counsel (the customer advocate) and certain customers, FCWC requested implementation of the rates granted in the order. After a hearing, the FPSC issued a new order in September 1996 authorizing final rates, which were approximately 5% lower than rates in effect prior to the rate increase filing. FCWC filed an appeal with the District Court of Appeal of Florida, First District (DCA) and in January 1998, DCA reversed and remanded the September 1996 order. By order dated April 14, 1998, the FPSC ordered the record reopened and scheduled a hearing in December 1998 to take testimony on one issue remanded by the DCA. FCWC's challenge of this FPSC action was denied by the DCA on June 17, 1998 and the remand hearing was held on December 8 and 9, 1998. On April 8, 1999, the FPSC rendered its Final order, which did not reflect a material change in its position on the issue in dispute. On April 15, 1999, FCWC sold the plant assets, which are the subject of this rate matter, however, this sale did not jeopardize FCWC's right to appeal the FPSC Final order. On May 10, 1999, FCWC filed a notice of appeal of the FPSC Final Order to the DCA dated December 6, 1998. The rates implemented in January 1996 were collected by FCWC until April 15, 1999 and approximately $838 plus interest is subject to refund pending ultimate resolution of this matter. After the sale of the plant assets, which are the subject of this matter, FCWC recorded a reserve on its balance sheet in the amount of $838 to cover refunds and recorded interest liability applicable thereto. Interest in the amount of $181 has been recorded as of March 31, 2001. FCWC appealed the order, which was affirmed by the DCA by opinion dated December 22, 2000. FCWC is now preparing to effect the refund, which should be completed by July 31, 2001. Upon the completion of the refund this matter will be considered closed.

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

         The following table summarizes Avatar's information for reportable segments for the three months ended March 31, 2001 and 2000:

                                                    FOR THE THREE MONTHS ENDED
                                                              MARCH 31
                                                    --------------------------
                                                     2001              2000
                                                   --------          --------
REVENUES:
Segment revenues
    Residential development                        $ 22,543          $ 23,353
    Active adult                                      6,384                --
    Resorts                                           1,785             2,125
    Commercial and industrial                           346               438
    Rental, leasing, cable and
       other real estate operations                   1,411             1,085
    All other                                         1,315             1,904
                                                   --------          --------
                                                     33,784            28,905
Unallocated revenues
    Deferred gross profit                               394               594
    Trading account profit (loss)                     1,579            (6,379)
    Interest income                                   1,529             2,011
    Other                                               233                53
                                                   --------          --------
Total revenues                                     $ 37,519          $ 25,184
                                                   ========          ========

OPERATING INCOME (LOSS):
Segment operating income (loss)
     Residential development                       $  4,175          $  2,757
     Active adult                                    (2,718)           (1,779)
     Resorts                                            (79)              105
     Commercial and industrial                          273               385
     Rental, leasing, cable and
        other real estate operations                    349               191
     All other                                          854               659
                                                   --------          --------
                                                      2,854             2,318
     Unallocated income (expenses)
       Deferred gross profit                            394               594
       Interest income                                1,529             2,011
       Trading account profit (loss)                  1,579            (6,379)
       General and administrative expenses           (2,126)           (2,542)
       Interest expense                              (1,448)           (1,498)
       Other                                         (1,009)             (976)
                                                   --------          --------
 Income (loss) before income taxes                 $  1,773          ($ 6,472)
                                                   ========          ========

                                            MARCH 31,      DECEMBER 31,
                                              2001             2000
                                            ---------      ------------
ASSETS:
Segment assets
     Residential development                $ 52,452         $ 55,976
     Active adult                             87,810           88,763
     Resorts                                   5,353            5,360
     Commercial and industrial                 9,856            9,194
     Rental, leasing, cable and
       other real estate operations            4,600            4,651
     Unallocated assets                      207,500          205,248
                                            --------         --------
Total assets                                $367,571         $369,192
                                            ========         ========


(a)  Avatar's businesses are primarily conducted in the United States.

(b) Identifiable assets by segment are those assets that are used in the operations of each segment.

(c) No significant part of the business is dependent upon a single customer or group of customers.

(d) Bulk land sales, Arizona utilities, the cost to carry land, and the sale of Cape Coral assets do not qualify individually as separate reportable segments and are included in "All Other". Also included in "All Other" for the three months ended March 31, 2001 and 2000, are results of management services and water facility operations, which Avatar retained in Florida.

(e) There is no interest expense from residential development, active adult communities, resorts and rental/leasing, included in segment profit/(loss) for the three months ended March 31, 2001 and 2000.

(f) Included in operating profit/(loss) for the three months ended March 31, 2001 is depreciation expense of $192, $414, $158, $54 and $73 from residential development, active adult communities, resorts, rental/leasing and all other, respectively. Included in operating profit/(loss) for the three months ended March 31, 2000 is depreciation expense of $55, $0, $154, $150 and $44 from residential development, active adult communities, resorts, rental/leasing and all other, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

         The following discussion of Avatar's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

         Data from residential and active adult communities operations for the three months ended March 31, 2001 and 2000 is summarized as follows:

                                       FOR THE THREE MONTHS ENDED
                                       ---------------------------
                                          2001            2000
                                        -------         -------
      UNITS CLOSED
        Number of units                     146             125
        Aggregate dollar volume         $28,346         $22,950
        Average price per unit          $   194         $   184

      UNITS SOLD, NET
        Number of units                     240             100
        Aggregate dollar volume         $40,046         $15,580
        Average price per unit          $   167         $   156

                                           AS OF MARCH 31,
                                      -----------------------
                                        2001            2000
                                      -------         -------
     BACKLOG
      Number of units                     487             314
      Aggregate dollar volume         $83,200         $82,951
      Average price per unit          $   171         $   264


         For the three months ended March 31, 2001, 77 contracts were written with an aggregate sales volume of $12,470 at Solivita, Avatar's active adult community in Poinciana. Revenues from Solivita homebuilding operations for 2001 totaled $5,851 or 41 units. Backlog as of March 31, 2001 totaled $28,293 or 188 units. Initial sales and closings at Solivita commenced during the second and third quarters of 2000, respectively.

         Net income (loss) for the three months ended March 31, 2001 and 2000 was $1,082 or $0.13 per share and ($4,841) or ($0.58) per share, respectively. The increase in net income for the three months ended March 31, 2001, was primarily attributable to improved real estate operating results and a trading account profit from investments in marketable securities; as well as a decrease in general and administrative expenses; partially mitigated by a decrease in interest income.

         Avatar's real estate revenues for the three months ended March 31, 2001 increased $5,529 or 20.1%, while real estate expenses increased by $4,930 or 18.4% when compared to the same period of 2000. The increase in real estate revenues and expenses for the three months ended March 31, 2001 is generally the result of revenues and expenses generated by Solivita operations. The increase in real estate margins is due to improved residential development operating income partially offset by an increase in active adult communities operating losses. For the three months ended March 31, 2001, residential development operating income increased $1,418 or 51.4%. This increase is primarily due to the closing of higher priced product and a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE
        DATA) - CONTINUED


RESULTS OF OPERATIONS - continued

decrease in project administration expenses at Harbor Islands. For the three months ended March 31, 2001, active adult operating losses increased $939 or 52.8% which is primarily attributable to the increase in selling, general and administrative expenses for Solivita. Initial sales and marketing efforts at Solivita commenced during the second quarter of 2000.

         Interest income for the three months ended March 31, 2001 decreased $482 or 24.0% when compared to the same period in 2000. This decrease is attributed to a decrease in cash and cash equivalents, lower interest rates and lower interest income earned on contracts receivable.

         General and administrative expenses for the three months ended March 31, 2001 decreased $416 or 16.4% as compared to the same period in 2000. The decrease is primarily due to reductions in salaries and professional fees.

         Trading account profit of $1,579 was recognized during the three months ended March 31, 2001, as compared to a trading account loss of $6,379 during the three months ended March 31, 2000. Trading account profits or losses represent realized and unrealized gains or losses related to the trading investment portfolio, and include commissions payable to investment brokers.

         Income taxes were provided for at an effective tax rate of 39.0% and 25.2% for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2000, Avatar increased the valuation allowance for deferred income tax assets by $1,000, which is the primary cause for the increase in the effective tax rate for March 31, 2001. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 1 of
Part I of this Report.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE
        DATA) - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES - continued


         Avatar's portfolio consists of held-to-maturity securities and trading securities. Held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which mature in one year or less. The amortized cost balance at March 31, 2001 and December 31, 2000 was $41,983 and $41,968, respectively. Trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets. While the aggregate purchase price of the trading securities was $19,414, the book basis (including unrealized gains of $6,636 and $1,948 recorded at December 31, 2000 and 1999, respectively) was $27,998. The fair value of Avatar's trading investment portfolio at March 31, 2001 and 2000 was $29,577 and $12,275, respectively, resulting in a trading account profit of $1,579 and loss of $6,379 for the three months ended March 31, 2001 and 2000, respectively.

         During the second quarter of 2001, Avatar sold substantially all of its trading account securities portfolio for net cash proceeds of $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax gain of $15,413, which includes the $1,579 profit for the first quarter of 2001 and a $5,250 pre-tax gain for the second quarter of 2001 relative to this transaction.

         For the three months ended March 31, 2001, net cash used in operating activities amounted to $9,829; primarily as a result of an increase in other assets of $11,555, a decrease in accounts payable and accrued and other liabilities of $2,362, partially offset by principal payments collected on contract receivables and other receivables of $1,141 and $1,896, respectively. Net cash used in investing activities of $962 resulted from investments in property, plant and equipment. Net cash used in financing activities of $1,193 resulted from the repayment of notes payable.

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

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2001, none of these authorized expenditures had been made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE
        DATA) - CONTINUED


FORWARD-LOOKING STATEMENTS

          Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar's business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to Avatar's regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; Avatar's access to future financing; competition; changes in, or the failure or inability to comply with, government regulations; and such other factors as are described in greater detail in Avatar's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II -- OTHER INFORMATION

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

    10(a) Employment agreement dated March 31, 2001 between Avatar Holdings Inc. and Dennis J. Getman (filed herewith).

   REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AVATAR HOLDINGS INC.

Date: May 14, 2001             By:   /s/ Charles L. McNairy
      ----------------               -------------------------------------------
                                     Charles L. McNairy
                                     Executive Vice President, Treasurer and
                                     Chief Financial Officer

Date: May 14, 2001             By:   /s/ Michael P. Rama
      ----------------               -------------------------------------------
                                     Michael P. Rama
                                     Chief Accounting Officer