Form 10-Q
period 2001-06-30
AVATAR HOLDINGS INC
filed 2001-08-13
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001

or

 Transition Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934
For the transition period from
_______ to ________

Commission file number 0-7616

I.R.S. Employer Identification Number 23-1739078

Avatar Holdings Inc.

(a Delaware Corporation)
201 Alhambra Circle
Coral Gables, Florida 33134
(305) 442-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No .

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,467,610 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2001.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

INDEX

PAGE

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — June 30, 2001 and December 31, 2000	3

Consolidated Statements of Operations — Six months and three months ended June 30, 2001 and 2000	4

Consolidated Statements of Cash Flows — Six months ended June 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits and Reports on Form 8-K	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2001	2000

Assets
Cash and cash equivalents	$92,238	$49,161

Restricted cash	1,089	869

Investments — marketable securities	20,999	69,966

Contracts and mortgage notes receivable, net	4,065	5,061

Other receivables, net	5,183	6,374

Land and other inventories	172,522	171,906

Property, plant and equipment, net	51,988	51,764

Other assets	21,951	12,679

Deferred income taxes	4,188	1,412

Total Assets	$374,223	$369,192

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:

Corporate	$112,367	$112,367

Real estate	1,300	2,493

Estimated development liability for sold land	18,490	18,320

Accounts payable	2,525	2,414

Accrued and other liabilities	32,559	30,611

Total Liabilities	167,241	166,205

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 9,170,102 shares	9,170	9,170

Additional paid-in capital	157,719	157,237

Retained earnings	52,642	49,129

	219,531	215,536

Treasury stock, at cost, 764,164 shares	(12,549)	(12,549)

Total Stockholders’ Equity	206,982	202,987

Total Liabilities and Stockholders’ Equity	$374,223	$369,192

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Six and Three months ended June 30, 2001 and 2000
(Unaudited)
(Dollars in thousands except per share data)

	Six Months		Three Months

	2001	2000	2001	2000

Revenues
Real estate sales	$69,207	$61,188	$36,215	$33,725

Deferred gross profit	771	1,114	377	520

Interest income	3,158	3,851	1,629	1,840

Trading account profit (loss)	6,829	(5,965)	5,250	414

Other	2,151	4,538	1,126	3,043

Total revenues	82,116	64,726	44,597	39,542

Expenses
Real estate expenses	67,378	59,683	35,681	32,916

General and administrative expenses	5,042	5,226	2,916	2,684

Interest expense	2,771	2,966	1,323	1,468

Other	1,001	1,766	526	917

Total expenses	76,192	69,641	40,446	37,985

Income (loss) before income taxes	5,924	(4,915)	4,151	1,557

Income tax expense (benefit)	2,411	(1,066)	1,720	565

Net income (loss)	$3,513	$(3,849)	$2,431	$992

Basic and Diluted EPS:
Net income (loss)	$0.42	$(0.46)	$0.29	$0.12

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the Six months ended June 30 , 2001 and 2000
(Dollars in Thousands)

	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$3,513	($3,849)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	2,801	2,010

Deferred gross profit	(771)	(1,114)

Trading account (profit) loss	(6,829)	5,965

Deferred income taxes	(2,294)	(710)

Changes in operating assets and liabilities:

Restricted cash	(220)	1,742

Principal payments on contracts receivable	2,015	3,064

Receivables	(248)	(505)

Other receivables	1,162	(2,242)

Inventories	(699)	(9,896)

Other assets	(9,957)	(1,672)

Accounts payable and accrued and other liabilities	2,059	(18,807)

NET CASH (USED IN) OPERATING ACTIVITIES	(9,468)	(26,014)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(2,068)	(16,192)

Proceeds from sale (investment in) marketable securities	55,806	(3,107)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	53,738	(19,299)

FINANCING ACTIVITIES
Principal payments on revolving lines of credit and long-term borrowings	(1,193)	(4,608)

NET CASH USED IN FINANCING ACTIVITIES	(1,193)	(4,608)

INCREASE (DECREASE ) IN CASH	43,077	(49,921)

Cash and cash equivalents at beginning of period	49,161	143,259

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,238	$93,338

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest — net of amount capitalized of $1,588 and $1,482 in 2001 and 2000, respectively	$2,671	$2,787

Income taxes paid	—	$1,700

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheets as of June 30, 2001 and December 31, 2000, and the related consolidated statements of operations for the six and three month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     For a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2000 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2000 financial statement items have been reclassified to conform to the 2001 presentation.

Earnings Per Share

     Earnings per share is computed based on the weighted average number of shares outstanding of 8,405,938 for the six and three months ended June 30, 2001 and 2000. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. The computation of earnings per share for the six and three months ended June 30, 2001 and 2000 did not assume the conversion of the Notes and employee stock options, as the effect of both is anti-dilutive. There is no difference between basic and diluted earnings per share for 2001 and 2000.

Repurchase of Common Stock and Notes

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the “Notes”) in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2001, none of these authorized expenditures had been made.

Notes to Consolidated Financial Statements (Unaudited) – continued

Cash and Cash Equivalents and Restricted Cash

     Avatar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $1,089 and $869 as of June 30, 2001 and December 31, 2000, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close.

Stock Options

     Under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” companies are allowed to measure compensation cost in connection with employee stock compensation plans, using a fair value based method; or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Avatar has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

Investments – Marketable Securities

     Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity.” Avatar’s portfolio consists of held-to-maturity securities and trading securities. Under SFAS No. 115, held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which mature in one year or less. The amortized cost balance at June 30, 2001 and December 31, 2000 was $20,999 and $41,968, respectively. Under SFAS No. 115, trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets.

     During the second quarter of 2001, Avatar sold substantially all of its trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, which includes a pre-tax realized gain of $6,829 and $5,250 for the six and three months ended June 30, 2001.

Notes to Consolidated Financial Statements (Unaudited) – continued

Contracts and Mortgage Notes Receivables

     Contracts and mortgage notes receivables are summarized as follows:

	June 30,	December 31,
	2001	2000

Contracts and mortgage notes receivable	$8,471	$10,369

Less:

Deferred gross profit	3,891	4,657

Other reserves	515	651

	4,406	5,308

	$4,065	$5,061

Other Assets

     Other assets are summarized as follows:

	June 30,	December 31,
	2001	2000

Prepaid expenses	$5,430	$1,411

Goodwill	3,236	3,941

Deposits	8,020	320

Other	5,265	7,007

	$21,951	$12,679

Land and Other Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2001	2000

Land developed and in process of development	$79,427	$79,908

Land held for future development or sale	25,521	25,524

Dwelling units completed or under construction and community development in process	66,995	65,988

Other	579	486

	$172,522	$171,906

Notes to Consolidated Financial Statements (Unaudited) – continued

Income Taxes

     The components of income tax expense (benefit) from continuing operations for the six and three months ended June 30, 2001, and 2000 are as follows:

	Six Months		Three Months

	2001	2000	2001	2000

Current
Federal	$4,024	$(304)	$4,121	$(661)
State	681	(52)	698	(113)

Total current	4,705	(356)	4,819	(774)
Deferred
Federal	(1,962)	(607)	(2,650)	1,145
State	(332)	(103)	(449)	194

Total deferred	(2,294)	(710)	(3,099)	1,339

Total income tax expense (benefit)	$2,411	$(1,066)	$1,720	$565

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Additional paid in capital was credited for $482 representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980. Significant components of Avatar’s deferred income tax assets and liabilities as of June 30, 2001 and December 31, 2000 are as follows:

	June 30,	December 31,
	2001	2000

Deferred income tax assets

Tax over book basis of land inventory	$21,000	$21,000

Unrecoverable land development costs	1,000	1,000

Tax over book basis of depreciable assets	4,000	4,000

Other	5,188	5,412

Total deferred income tax assets	31,188	31,412

Valuation allowance for deferred income tax assets	(26,000)	(26,000)

Deferred income tax assets after valuation allowance	5,188	5,412

Deferred income tax liabilities

Book over tax income recognized on homesite sales	(1,000)	(1,000)

Unrealized gain on marketable securities	—	(3,000)

Total deferred income tax liabilities	(1,000)	(4,000)

Net deferred income taxes	$4,188	$1,412

Notes to Consolidated Financial Statements (Unaudited) – continued

Income Taxes – continued

     A reconciliation of income tax expense to the expected income tax expense (credit) at the federal statutory rate of 35% for the six months ended June 30, 2001 and 2000 is as follows:

	2001	2000

Income tax expense (credit) computed at statutory rate	$2,073	$(1,720)

State income tax (credit), net of federal effect	213	(175)

Other, net	125	(171)

Change in valuation allowance on deferred tax assets	—	1,000

Income tax expense (benefit)	$2,411	$(1,066)

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matter cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar’s business or financial statements.

     In May 1995, a wastewater rate increase was filed for the North Fort Myers Division of Florida Cities Water Company (FCWC), a utilities subsidiary of Avatar. In November 1995, the Florida Public Service Commission (FPSC) issued an order authorizing a rate increase of approximately 18% (an annualized revenue increase of approximately $378). Following a challenge to the order by the Office of Public Counsel (the customer advocate) and certain customers, FCWC requested implementation of the rates granted in the order. After a hearing, the FPSC issued a new order in September 1996 authorizing final rates, which were approximately 5% lower than rates in effect prior to the rate increase filing. FCWC filed an appeal with the District Court of Appeal of Florida, First District (DCA) and in January 1998, DCA reversed and remanded the September 1996 order. By order dated April 14, 1998, the FPSC ordered the record reopened and scheduled a hearing in December 1998 to take testimony on one issue remanded by the DCA. FCWC’s challenge of this FPSC action was denied by the DCA on June 17, 1998 and the remand hearing was held on December 8 and 9, 1998. On April 8, 1999, the FPSC rendered its Final order, which did not reflect a material change in its position on the issue in dispute. On April 15, 1999, FCWC sold the plant assets, which are the subject of this rate matter, however, this sale did not jeopardize FCWC’s right to appeal the FPSC Final order. On May 10, 1999, FCWC filed a notice of appeal of the FPSC Final Order to the DCA dated December 6, 1998. The rates implemented in January 1996 were collected by FCWC until April 15, 1999 and approximately $1,030 (including interest of $183) is subject to refund pending ultimate resolution of this matter. After the sale of the plant assets, which are the subject of this matter, FCWC recorded a reserve on its balance sheet to cover refunds and interest liability applicable thereto. FCWC appealed the order, which was affirmed by the DCA by opinion dated December 22, 2000. During the second quarter of 2001, FCWC effected the refund process by refunding $746 (including interest of $133). The refund process should be completed during the third quarter of 2001. Upon the completion of the refund this matter will be considered closed.

Notes to Consolidated Financial Statements (Unaudited) — continued

Financial Information Relating To Industry Segments

     Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana in central Florida near Orlando, Harbor Islands on Florida’s east coast and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. Current and planned real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes); the development, leasing and management of improved commercial and industrial properties; operation of amenities and resorts; cable television operations; and property management services.

     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2001 and 2000:

	Six Months		Three Months

	2001	2000	2001	2000

Revenues:
Segment revenues

Residential communities	$46,803	$52,729	$24,260	$29,376

Active adult communities	14,499	97	8,115	97

Resorts	3,512	4,029	1,727	1,904

Commercial and industrial	980	709	447	271

Rental, leasing, cable and other real estate operations	3,301	2,798	1,890	1,713

All other	2,112	5,194	797	3,290

	71,207	65,556	37,236	36,651

Unallocated revenues

Deferred gross profit	771	1,114	377	520

Interest income	3,158	3,851	1,629	1,840

Trading account profit, net	6,829	(5,965)	5,250	414

Other	151	170	105	117

Total revenues	$82,116	$64,726	$44,597	$39,542

Operating income (loss):
Segment operating income (loss)

Residential communities	$8,017	$7,323	$3,842	$4,566

Active adult communities	(4,979)	(4,886)	(2,261)	(3,107)

Resorts	(411)	37	(332)	(68)

Commercial and industrial	553	473	(104)	88

Rental, leasing, cable and other real estate operations	767	425	418	234

All other	979	2,971	509	2,312

	4,926	6,343	2,072	4,025

Unallocated income (expenses)

Deferred gross profit	771	1,114	377	520

Interest income	3,158	3,851	1,629	1,840

Trading account profit (loss)	6,829	(5,965)	5,250	414

General and administrative expenses	(5,042)	(5,226)	(2,916)	(2,684)

Interest expense	(2,771)	(2,966)	(1,323)	(1,468)

Other	(1,947)	(2,066)	(938)	(1,090)

Income (loss) from continuing operations before income taxes	$5,924	($4,915)	$4,151	$1,557

Notes to Consolidated Financial Statements (Unaudited) — continued

Financial Information Relating To Industry Segments – continued

	June 30,	December 31,
	2001	2000

Assets:
Segment assets

Residential communities	$51,023	$55,976

Active adult communities	88,047	88,763

Resorts	4,937	5,360

Commercial and industrial	9,826	9,194

Rental, leasing, cable and other real estate operations	4,459	4,651

Unallocated assets	215,931	205,248

Total assets	$374,223	$369,192

(a)	Avatar’s businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Bulk land sales, Arizona utilities, the cost to carry land and the sale of Cape Coral assets do not qualify individually as separate reportable segments and are included in “All Other”. Also included in “All Other” for the six and three months ended June 30, 2001, are results of management services and water facility operating results, which Avatar retained in Florida.

(e)	There is no interest expense from residential development, active adult communities, resorts and rental/leasing included in segment profit/(loss) for the six and three months ended June 30, 2001 and 2000.

(f)	Included in operating profit/(loss) for the six months ended in 2001 is depreciation expense of $382, $827, $373, $104 and $51 from residential development, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the six months ended in 2000 is depreciation expense of $131, $0, $312, $305 and $85 from residential development, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 2001 is depreciation expense of $190, $413, $215, $50 and $29 from residential development, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 2000 is depreciation expense of $76, $0, $158, $155 and $41 from residential development, active adult communities, resorts, rental/leasing and unallocated corporate, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

RESULTS OF OPERATIONS

     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

     Data from residential and active adult communities homebuilding operations for the six and three months ended June 30, 2001 and 2000 are summarized as follows:

	Six Months		Three Months

	2001	2000	2001	2000

Units closed
Number of units	332	259	186	134

Aggregate dollar volume	$60,016	$52,299	$31,670	$29,349

Average price per unit	$181	$202	$170	$219

Units sold, net
Number of units	497	242	257	142

Aggregate dollar volume	$81,127	$36,021	$41,081	$20,441

Average price per unit	$163	$149	$160	$144

	June 30,

	2001	2000

Backlog
Number of units	558	322

Aggregate dollar volume	$92,611	$74,043

Average price per unit	$166	$230

     For the six and three months ended June 30, 2001, 150 and 73 contracts were written with an aggregate sales volume of $25,219 and $12,749, respectively, at Solivita, Avatar’s active adult community in Poinciana. For the six and three months ended June 30, 2001, 95 and 54 homes closed generating revenues from homebuilding operations of $13,579 and $7,728, respectively.

     Net income for the six and three months ended June 30, 2001 was $3,513 or $0.42 per share and $2,431 or $0.29 per share, respectively, compared to net income (loss) of ($3,849) or ($0.46) per share and $992 or $0.12 per share for the same periods of 2000. The increase in net income for the six and three months was primarily attributable to an increase in trading account profit (loss) from investments in marketable securities, partially mitigated by a decrease in interest income and other revenues. An increase in real estate operating results and a decrease in general and administrative expenses contributed to the increase in net income for the six months ended June 30, 2001. However, a decrease in real estate operating results and an increase in general and administrative expenses partially mitigated the increase in net income for the three months ended June 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS – continued

     Avatar’s real estate revenues for the six and three months ended June 30, 2001 increased $8,019 or 13.1% and $2,490 or 7.4%, respectively, while real estate expenses increased by $7,695 or 12.9% and $2,765 or 8.4% when compared to the same periods of 2000. The increase in real estate revenues and expenses for the six and three months ended June 30, 2001 is attributed to results from operations at Solivita. The increase in real estate margins for the six months ended June 30, 2001 is due to improved residential development operating income partially offset by a decrease in resort operating results. The decrease in real estate margins for the three months ended June 30, 2001, is primarily attributable to decreases in residential development operating income and resort operating results partially offset by a decrease in active adult communities operating losses. For the six months ended June 30, 2001, residential development operating income increased $596 or 8.1% and decreased $822 or 18.0% for the three months ended June 30, 2001. The increase in residential development operating income for the six-month period is primarily due to increased closings in Poinciana. However, the decrease in residential operating income for the three-month period is generally due to the decrease in closings at Harbor Islands. For the six months ended June 30, 2001, active adult operating losses increased $93 or 1.9% and decreased $846 or 27.2% for the three months ended June 30, 2001. The decrease in losses for the three-month period is due to the closing of housing units at Solivita. Initial sales and marketing efforts at Solivita commenced during the second quarter of 2000.

     Interest income for the six and three months ended June 30, 2001 decreased $693 or 18.0% and $211 or 11.5%, respectively, when compared to the same periods in 2000. These decreases are attributed to lower interest rates on cash and cash equivalents and lower interest income earned on contracts receivable.

     General and administrative expenses for the six months ended June 30, 2001 decreased $184 or 3.5% and increased $232 or 8.6% for the three months ended June 30, 2001 as compared to the same periods in 2000. The decrease for the six-month period was primarily due to reductions in professional fees and rental expense. The increase for the three-month period was primarily due to the recording of $375 in executive compensation related to the restricted stock units granted pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan.

     Trading account profit (loss) of $6,829 and $5,250 was recognized during the six and three months ended June 30, 2001, respectively, as compared to a trading account profit (loss) of ($5,965) and $414 during the six and three months ended June 30, 2000. Trading account profits or losses represent realized and unrealized gains or losses related to the trading investment portfolio, and include commissions payable to investment brokers.

     Other revenues and expenses for the six months ended June 30, 2001 decreased $2,387 and $765, respectively, and decreased $1,917 and $391 for the three months ended June 30, 2001. These decreases are primarily attributable to the decline in operating revenues and expenses associated with the management services and water facility operations that Avatar retained in Florida and to revenues of $1,480 recognized and earned during the second quarter of 2000 from escrowed funds associated with the Florida Utilities sale that closed on April 15, 1999.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS – continued

     Income taxes were provided for at an effective tax rate of 40.7% and 41.4% for the six and three months ended June 30, 2001, respectively, as compared to the effective tax rate of 21.7% and 36.3% for the six and three months ended June 30, 2000. For the six months ended June 30, 2000, Avatar increased the valuation allowance for deferred income tax assets by $1,000, which is the primary cause for the increase in the effective tax rate for June 30, 2001. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 1 of Part I of this Report.

LIQUIDITY AND CAPITAL RESOURCES

     Avatar’s current real estate business strategy is designed to capitalize on its distinct competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, upscale custom and semi-custom homes and communities, and commercial and industrial properties in its existing community developments. Avatar also seeks to identify additional sites that are suitable for development consistent with its business strategy and anticipates that it will acquire or develop them directly or through joint venture or management arrangements. Avatar’s primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult communities, homebuilding construction in process, community infrastructure, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land. Avatar expects to fund its operations and capital requirements through a combination of cash, operating cash flows, proceeds from the sale of certain non-core assets and external borrowings.

     Avatar’s portfolio consists of held-to-maturity securities and trading securities. Held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which mature in one year or less. The amortized cost balance at June 30, 2001 and December 31, 2000 was $20,999 and $41,968, respectively. The decrease in the held-to-maturity securities is due to the maturity of a U.S. Government issue. Trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets.

     During the second quarter of 2001, Avatar sold substantially all of its trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, which includes a pre-tax realized gain of $6,829 and $5,250 for the six and three months ended June 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     For the six months ended June 30, 2001, net cash used in operating activities amounted to $9,468, primarily as a result of an increase in other assets of $9,957. Net cash provided by investing activities of $53,738 resulted from proceeds from marketable securities of $55,806 partially offset by investments in property, plant and equipment of $2,068. Net cash used in financing activities of $1,193 resulted from the repayment of notes payable.

     For the six months ended June 30, 2000, net cash used in operating activities amounted to $26,014, primarily as a result of a decrease in accounts payable and accrued and other liabilities of $18,807, and expenditures on land development and housing operations of $9,896, partially offset by principal payments collected on contract receivables of $3,064. Net cash used in investing activities of $19,299 resulted from investments in property, plant and equipment of $16,192 and marketable securities of $3,107. Net cash used in financing activities of $4,608 resulted from the repayment of notes payable.

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2001, none of these authorized expenditures had been made.

FORWARD–LOOKING STATEMENTS

     Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievement of results, to differ materially from any future results, performance or achievement expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to Avatar’s regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; Avatar’s access to future financing; competition; changes in, or the failure or inability to comply with, government regulations; and such other factors as are described in greater detail in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Avatar’s Annual Meeting of Stockholders was held on May 31, 2001, in Coral Gables, Florida, for the purpose of electing nine directors; approving the appointment of Ernst & Young LLP, independent accountants, as auditors for the year ending December 31, 2001; approving an amendment to the Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan; and approving the Avatar Holdings Inc. Executive Incentive Compensation Plan. Proxies were solicited from holders of 8,405,938 outstanding shares of Common Stock as of the close of business on March 31, 2001, as described in Avatar’s Proxy Statement dated April 30, 2001. All of management’s nominees for directors were elected, the appointment of Ernst & Young LLP was approved, the proposal to amend the Amended and Restated 1997 Incentive and Capital Accumulation Plan was approved, and the Avatar Holdings Inc. Executive Incentive Compensation Plan was approved by the following votes:

ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD

Leon Levy	7,283,869	453,862

Milton Dresner	7,281,369	456,362

Gerald Kelfer	7,173,840	563,891

Martin Meyerson	7,283,819	453,912

Elizabeth B. Moynihan	7,281,148	456,583

Kenneth T. Rosen	7,284,130	453,601

Fred Stanton Smith	7,281,575	456,156

William G. Spears	7,281,630	456,101

Beth A. Stewart	7,281,203	456,528

APPOINTMENT OF INDEPENDENT ACCOUNTANTS

Shares Voted	Shares Voted	Shares
FOR	AGAINST	ABSTAINED

7,708,105	24,666	4,960

APPROVAL OF PROPOSAL TO AMEND THE AMENDED AND RESTATED 1997 INCENTIVE AND CAPITAL ACCUMULATION PLAN

Shares Voted	Shares Voted	Shares
FOR	AGAINST	ABSTAINED

6,478,130	1,241,957	17,644

APPROVAL OF THE AVATAR HOLDINGS INC. EXECUTIVE INCENTIVE COMPENSATION PLAN

Shares Voted	Shares Voted	Shares
FOR	AGAINST	ABSTAINED

6,836,289	799,110	102,332

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     10(a) Executive Incentive Compensation Plan (filed herewith).

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date:	August 13, 2001	By: /s/ Charles L. McNairy

Charles L. McNairy Executive Vice President Chief Financial Officer and Treasurer

Date:	August 13, 2001	By: /s/ Michael P. Rama

Michael P. Rama Controller