Form 10-Q
period 2001-09-30
AVATAR HOLDINGS INC
filed 2001-11-14
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,546,392 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2001.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

INDEX

PAGE

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — September 30, 2001 and December 31, 2000	3

Consolidated Statements of Operations — Nine months and three months ended September 30, 2001 and 2000	4

Consolidated Statements of Cash Flows — Nine months ended September 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2001	2000

Assets

Cash and cash equivalents	$93,517	$49,161

Restricted cash	1,340	869

Investments — marketable securities	20,999	69,966

Contracts and mortgage notes receivable, net	4,025	5,061

Other receivables, net	4,993	6,374

Land and other inventories	175,863	171,906

Property, plant and equipment, net	51,407	51,764

Other assets	21,152	12,679

Deferred income taxes	3,446	1,412

Total Assets	$376,742	$369,192

Liabilities and Stockholders’ Equity

Liabilities

Notes, mortgage notes and other debt:

Corporate	$108,931	$112,367

Real estate	1,300	2,493

Estimated development liability for sold land	18,481	18,320

Accounts payable	1,196	2,414

Accrued and other liabilities	34,798	30,611

Total Liabilities	164,706	166,205

Stockholders’ Equity

Common Stock, par value $1 per share

Authorized: 50,000,000 shares
Issued: 9,310,556 shares at September 30, 2001 9,170,102 shares at December 31, 2000	9,311	9,170

Additional paid-in capital	161,073	157,237

Retained earnings	54,201	49,129

	224,585	215,536

Treasury stock, at cost, 764,164 shares	(12,549)	(12,549)

Total Stockholders’ Equity	212,036	202,987

Total Liabilities and Stockholders’ Equity	$376,742	$369,192

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Nine and Three months ended September 30, 2001 and 2000
(Unaudited)
(Dollars in thousands except per share data)

	Nine Months		Three Months

	2001	2000	2001	2000

Revenues

Real estate sales	$107,934	$97,221	$38,727	$36,033

Deferred gross profit	1,154	1,592	383	478

Interest income	4,875	5,563	1,717	1,712

Trading account profit	6,829	5,200	—	11,165

Other	3,165	9,274	1,014	4,736

Total revenues	123,957	118,850	41,841	54,124

Expenses

Real estate expenses	102,673	93,110	35,295	33,427

General and administrative expenses	7,542	7,726	2,500	2,500

Interest expense	3,771	4,816	1,000	1,850

Other	1,463	2,626	462	860

Total expenses	115,449	108,278	39,257	38,637

Income before income taxes	8,508	10,572	2,584	15,487

Income tax expense	3,436	294	1,025	1,360

Net income	$5,072	$10,278	$1,559	$14,127

Basic EPS:

Net income	$0.60	$1.22	$0.18	$1.68

Diluted EPS:

Net income	$0.60	$1.17	$0.18	$1.29

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Nine months ended September 30, 2001 and 2000
(Dollars in Thousands)

	2001	2000

OPERATING ACTIVITIES

Net income	$5,072	$10,278

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	4,267	2,829

Deferred gross profit	(1,154)	(1,592)

Trading account profit	(6,829)	(5,200)

Deferred income taxes	(1,569)	1,588

Loss on exchange of Notes	59	—

Changes in operating assets and liabilities:

Restricted cash	(471)	2,540

Principal payments on contracts receivable	2,840	3,998

Receivables	(650)	(266)

Other receivables	1,381	(3,245)

Inventories	(4,170)	(15,772)

Other assets	(9,668)	(185)

Accounts payable and accrued and other liabilities	3,057	(22,590)

NET CASH USED IN OPERATING ACTIVITIES	(7,835)	(27,617)

INVESTING ACTIVITIES

Investment in property, plant and equipment	(2,422)	(15,661)

Proceeds from sale of (investment in) marketable securities	55,806	(5,815)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	53,384	(21,476)

FINANCING ACTIVITIES

Principal payments on revolving lines of credit and long-term borrowings	(1,193)	(4,608)

NET CASH USED IN FINANCING ACTIVITIES	(1,193)	(4,608)

INCREASE (DECREASE) IN CASH	44,356	(53,701)

Cash and cash equivalents at beginning of period	49,161	143,259

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,517	$89,558

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) — continued
For the Nine months ended September 30, 2001 and 2000
(Dollars in Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid during the period for:

	2001	2000

Interest — net of amount capitalized of $2,816 and $1,854 in 2001 and 2000, respectively	$1,443	$2,415

Income taxes paid	$—	$1,700

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:

	2001	2000

Loss on write-off of deferred fees on exchange of Notes	$71	$—

Notes, mortgages and other debt: corporate	(3,436)	—

Accrued and other liabilities	(88)	—

Common stock	141	—

Additional paid in capital	3,371	—

	$59	$—

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheets as of September 30, 2001 and December 31, 2000, and the related consolidated statements of operations for the nine and three month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     For a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2000 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2000 financial statement items have been reclassified to conform to the 2001 presentation.

Earnings Per Share

     Earnings per share is computed based on the weighted average number of shares outstanding of 8,431,759 and 8,482,559 for the nine and three months ended September 30, 2001, respectively; and 8,405,938 for the nine and three months ended September 30, 2000. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. The computation of earnings per share for the nine and three months ended September 30, 2001 did not assume the conversion of the Notes and employee stock options, as the effect of both is anti-dilutive. There is no difference between basic and diluted earnings per share for 2001. Basic and diluted earnings per share for the nine and three months ended September 30, 2000 were calculated as follows:

Notes to Consolidated Financial Statements (Unaudited) — continued

Earnings Per Share — continued

	Nine Months	Three Months
	2000	2000

Numerator:

Numerator for basic earnings per share - Income from continuing operations after income taxes	$10,278	$14,127

Interest on 7% Convertible Subordinated Notes, net of tax	3,658	1,219

Numerator for diluted earnings per share	$13,936	$15,346

Denominator:

Denominator for basic earnings per share - Weighted average shares	8,406	8,406

Effect of dilutive securities:

7% Convertible Subordinated Notes	3,534	3,534

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	11,940	11,940

Basic earnings per share	$1.22	$1.68

Diluted earnings per share	$1.17	$1.29

Repurchase and Exchange of Common Stock and Notes

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the “Notes”) in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2001, none of these authorized expenditures had been made.

     During the third quarter of 2001, Avatar exchanged 140,454 shares of its common stock for Notes with a face value of $3,436. Avatar realized a net loss of $59 on these transactions.

Cash and Cash Equivalents and Restricted Cash

     Avatar considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $1,340 and $869 as of September 30, 2001 and December 31, 2000, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close.

Notes to Consolidated Financial Statements (Unaudited) — continued

Stock Options

     Under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” companies are allowed to measure compensation cost in connection with employee stock compensation plans, using a fair value based method; or to use an intrinsic value based method in accordance with Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (APB 25). Avatar has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

Investments — Marketable Securities

     Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity.” Avatar’s portfolio consists of held-to-maturity securities and trading securities. Under SFAS No. 115, held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which mature in one year or less. The amortized cost balance at September 30, 2001 and December 31, 2000 was $20,999 and $41,968, respectively. Under SFAS No. 115, trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt and equity securities are based on quoted market prices on national markets.

     During the second quarter of 2001, Avatar sold substantially all of its trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, which includes a pre-tax realized gain of $6,829 and $0 for the nine and three months ended September 30, 2001.

Contracts and Mortgage Notes Receivables

     Contracts and mortgage notes receivables are summarized as follows:

	September 30,	December 31,
	2001	2000

Contracts and mortgage notes receivable	$7,916	$10,369

Less:

Deferred gross profit	3,419	4,657

Other reserves	472	651

	3,891	5,308

	$4,025	$5,061

Notes to Consolidated Financial Statements (Unaudited) — continued

Other Assets

     Other assets are summarized as follows:

	September 30,	December 31,
	2001	2000

Prepaid expenses	$5,907	$1,411

Goodwill	2,815	3,941

Deposits	8,020	320

Other	4,410	7,007

	$21,152	$12,679

Land and Other Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2001	2000

Land developed and in process of development	$81,050	$79,908

Land held for future development or sale	22,313	25,524

Dwelling units completed or under construction and community development in process	71,883	65,988

Other	617	486

	$175,863	$171,906

Income Taxes

     The components of income tax expense (benefit) from continuing operations for the nine and three months ended September 30, 2001, and 2000 are as follows:

	Nine Months		Three Months

	2001	2000	2001	2000

Current
Federal	$5,326	$(249)	$1,302	$55

State	901	(42)	220	10

Total current	6,227	(291)	1,522	65

Deferred
Federal	(2,387)	500	(425)	1,107

State	(404)	85	(72)	188

Total deferred	(2,791)	585	(497)	1,295

Total income tax expense	$3,436	$294	$1,025	$1,360

Notes to Consolidated Financial Statements (Unaudited) — continued

Income Taxes — continued

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Additional paid in capital was credited for $465 representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980. Significant components of Avatar’s deferred income tax assets and liabilities as of September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000

Deferred income tax assets
Tax over book basis of land inventory	$21,000	$21,000

Unrecoverable land development costs	1,000	1,000

Tax over book basis of depreciable assets	3,000	4,000

Other	5,446	5,412

Total deferred income tax assets	30,446	31,412

Valuation allowance for deferred income tax assets	(26,000)	(26,000)

Deferred income tax assets after valuation allowance	4,446	5,412

Deferred income tax liabilities book over tax income recognized on homesite sales	(1,000)	(1,000)

Unrealized gain on marketable securities	—	(3,000)

Total deferred income tax liabilities	(1,000)	(4,000)

Net deferred income taxes	$3,446	$1,412

     A reconciliation of income tax expense to the expected income tax expense at the federal statutory rate of 35% for the nine months ended September 30, 2001 and 2000 is as follows:

	2001	2000

Income tax expense computed at statutory rate	$2,978	$3,700

State income tax, net of federal effect	306	380

Other, net	152	214

Change in valuation allowance on deferred tax assets	—	(4,000)

Income tax expense	$3,436	$294

Notes to Consolidated Financial Statements (Unaudited) — continued

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matter cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar’s business or financial statements.

     The following case is considered closed, as final refunds of $279 were issued by the FCWC to the office of the Comptroller on October 16, 2001. In May 1995, a wastewater rate increase was filed for the North Fort Myers Division of Florida Cities Water Company (FCWC), a utilities subsidiary of Avatar. In November 1995, the Florida Public Service Commission (FPSC) issued an order authorizing a rate increase of approximately 18% (an annualized revenue increase of approximately $378). Following a challenge to the order by the Office of Public Counsel (the customer advocate) and certain customers, FCWC requested implementation of the rates granted in the order. After a hearing, the FPSC issued a new order in September 1996 authorizing final rates, which were approximately 5% lower than rates in effect prior to the rate increase filing. FCWC filed an appeal with the District Court of Appeal of Florida, First District (DCA) and in January 1998, DCA reversed and remanded the September 1996 order. By order dated April 14, 1998, the FPSC ordered the record reopened and scheduled a hearing in December 1998 to take testimony on one issue remanded by the DCA. FCWC’s challenge of this FPSC action was denied by the DCA on September 17, 1998 and the remand hearing was held on December 8 and 9, 1998. On April 8, 1999, the FPSC rendered its Final order, which did not reflect a material change in its position on the issue in dispute. On April 15, 1999, FCWC sold the plant assets, which are the subject of this rate matter, however, this sale did not jeopardize FCWC’s right to appeal the FPSC Final order. On May 10, 1999, FCWC filed a notice of appeal of the FPSC Final Order to the DCA dated December 6, 1998. The rates implemented in January 1996 were collected by FCWC until April 15, 1999 and approximately $1,030 (including interest of $183) is subject to refund pending ultimate resolution of this matter. After the sale of the plant assets, which are the subject of this matter, FCWC recorded a reserve on its balance sheet to cover refunds and interest liability applicable thereto. FCWC appealed the order, which was affirmed by the DCA by opinion dated December 22, 2000. Through October 15, 2001, the FCWC had refunded $751 (including interest of $133).

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

Notes to Consolidated Financial Statements (Unaudited) — continued

Financial Information Relating To Industry Segments — continued

     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2001 and 2000:

	Nine Months		Three Months

	2001	2000	2001	2000

Revenues:

Segment revenues

Residential communities	$61,156	$78,149	$14,647	$25,420

Active adult communities	24,678	1,950	10,179	1,853

Resorts	4,806	5,646	1,282	1,617

Commercial and industrial	11,874	6,431	10,612	5,722

Rental, leasing, cable and other real estate operations	5,267	4,150	1,966	1,352

All other	3,158	9,890	1,046	4,696

	110,939	106,216	39,732	40,660

Unallocated revenues

Deferred gross profit	1,154	1,592	383	478

Interest income	4,875	5,563	1,717	1,712

Trading account profit, net	6,829	5,200	—	11,165

Other	160	279	9	109

Total revenues	$123,957	$118,850	$41,841	$54,124

Operating income (loss):

Segment operating income (loss)

Residential communities	$8,572	$10,871	$557	$3,548

Active adult communities	(7,008)	(7,886)	(2,029)	(3,000)

Resorts	(1,011)	(328)	(612)	(365)

Commercial and industrial	6,640	4,184	6,197	3,711

Rental, leasing, cable and other real estate operations	1,067	649	300	224

All other	1,391	6,781	312	3,810

	9,651	14,271	4,725	7,928

Unallocated income (expenses)

Deferred gross profit	1,154	1,592	383	478

Interest income	4,875	5,563	1,717	1,712

Trading account profit	6,829	5,200	—	11,165

General and administrative expenses	(7,542)	(7,726)	(2,500)	(2,500)

Interest expense	(3,771)	(4,816)	(1,000)	(1,850)

Other	(2,688)	(3,512)	(741)	(1,446)

Income before income taxes	$8,508	$10,572	$2,584	$15,487

Notes to Consolidated Financial Statements (Unaudited) — continued

Financial Information Relating To Industry Segments — continued

	September 30,	December 31,
Assets:	2001	2000

Segment assets

Residential communities	$55,386	$55,976

Active adult communities	88,239	88,763

Resorts	4,742	5,360

Commercial and industrial	9,599	9,194

Rental, leasing, cable and other real estate operations	4,460	4,651

Unallocated assets	214,316	205,248

Total assets	$376,742	$369,192

(a)	Avatar’s businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Bulk land sales, Arizona utilities and the cost to carry land do not qualify individually as separate reportable segments and are included in “All Other”. Also included in “All Other” for the nine and three months ended September 30, 2001, are results of management services and water facility operating results, which Avatar retained in Florida.

(e)	There is no interest expense from residential communities, active adult communities, resorts and rental/leasing in segment profit/(loss) for the nine and three months ended September 30, 2001 and 2000.

(f)	Included in operating profit/(loss) for the nine months ended in 2001 is depreciation expense of $202, $1,246, $560, $529 and $81 from residential communities, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the nine months ended in 2000 is depreciation expense of $143, $227, $473, $460 and $137 from residential communities, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 2001 is depreciation expense of $68, $419, $187, $177 and $30 from residential communities, active adult communities, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for the three months ended in 2000 is depreciation expense of $12, $227, $161, $155 and $52 from residential communities, active adult communities, resorts, rental/leasing and unallocated corporate, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

RESULTS OF OPERATIONS

     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

     Data from primary residential and active adult communities homebuilding operations for the nine and three months ended September 30, 2001 and 2000 are summarized as follows:

	Nine Months		Three Months

	2001	2000	2001	2000

Units closed

Number of units	521	383	189	124

Aggregate dollar volume	$84,396	$79,295	$24,380	$26,996

Average price per unit	$162	$207	$129	$218

Units sold, net

Number of units	715	408	218	166

Aggregate dollar volume	$113,972	$60,335	$32,845	$24,314

Average price per unit	$159	$148	$151	$146

	September 30,

Backlog	2001	2000

Number of units	587	364

Aggregate dollar volume	$101,076	$71,361

Average price per unit	$172	$196

     For the nine and three months ended September 30, 2001, 221 and 71 contracts were written with an aggregate sales volume of $36,920 and $11,701, respectively, at Solivita, Avatar’s active adult community in Poinciana. For the nine and three months ended September 30, 2001, 159 and 64 homes closed generating revenues from homebuilding operations of $23,459 and $9,880, respectively. For the nine and three months ended September 30, 2000, 119 and 70 contracts were written with an aggregate sales volume of $17,287 and $10,348, respectively, at Solivita. For the nine and three months ended September 30, 2000, 12 homes closed generating revenues from homebuilding operations of $1,648. Backlog at September 30, 2001 and 2000 totaled 214 units at $35,135 and 107 units at $15,639, respectively.

     Sales results at Solivita for the three months ended September 30, 2001, although substantially the same as the comparable period of 2000, were lower than anticipated. Sales during July and August 2001 exceeded sales during July and August 2000 by 14%, but declined in September 2001 compared to September 2000. Conversely, sales results for primary homebuilding at Poinciana exceeded expectations. Management believes that improved results at Poinciana are due to the development of Solivita and road and community enhancements which have made Poinciana a more desirable location, as well as the introduction late in 2000 of scattered lot homebuilding programs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -continued

RESULTS OF OPERATIONS — continued

     Net income for the nine and three months ended September 30, 2001 was $5,072 or $0.60 per share and $1,559 or $0.18 per share, respectively, compared to a net income of $10,278 or $1.22 basic EPS (or $1.17 diluted EPS) and $14,127 or $1.68 basic EPS (or $1.29 diluted EPS) for the same periods of 2000. The decrease in net income for the nine and three months ended September 30, 2001 is primarily attributable to decreases in other revenues, partially mitigated by an increase in real estate operating results and a decrease in interest expense. In addition, the decrease in net income for the three months ended September 30, 2001 is due to a decline in trading account profit from investments in marketable securities.

     Avatar’s real estate revenues for the nine and three months ended September 30, 2001 increased $10,713 or 11.0% and $2,694 or 7.5%, respectively, while real estate expenses increased by $9,563 or 10.3% and $1,868 or 5.6% when compared to the same periods of 2000. The increase in real estate revenues and expenses for the nine and three months ended September 30, 2001, is primarily attributable to results from operations at Solivita and the property asset sale of the Natoma tract, located in Woodland Hills, California; partially mitigated by reduced closings at Harbor Islands and decreased resort revenues. The increase in real estate margins for the nine and three months ended September 30, 2001 is due to the gain from the Woodland Hills property sale partially offset by a decrease in operating income from residential communities and resort operating results. For the nine and three months ended September 30, 2001, operating income from residential communities decreased $2,542 or 23.4% and $3,236 or 91.2%, respectively. This decrease in operating income for the nine and three month periods is primarily due to decreased closings at Harbor Islands partially mitigated by increased closings at Poinciana. For the nine and three months ended September 30, 2001, active adult operating losses decreased $878 or 11.1% and $971 or 32.4%, respectively. The decreases in losses for the nine and three month periods is due to the increased closings at Solivita for the comparable periods.

     Interest income for the nine months ended September 30, 2001 decreased $688 or 12.4% when compared to the same period in 2000. The decrease is attributable to lower interest rates on cash and cash equivalents and lower interest income earned on declining principal balances of contracts receivable.

     General and administrative expenses for the nine months ended September 30, 2001 decreased $184 or 2.4% as compared to the same period in 2000. This decrease was primarily due to reductions in professional fees and rental expense partially mitigated by $518 in executive compensation related to the restricted stock units granted pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended.

     Trading account profits of $6,829 and $0 were recognized during the nine and three months ended September 30, 2001, respectively, as compared to trading account profits of $5,200 and $11,165 during the nine and three months ended September 30, 2000. Trading account profits or losses represent realized and unrealized gains or losses related to the trading account investment portfolio, and include commissions payable to investment brokers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -continued

RESULTS OF OPERATIONS — continued

     Other revenues and expenses for the nine months ended September 30, 2001 decreased $6,109 and $1,163, respectively; and decreased $3,722 and $398 for the three months ended September 30, 2001. These decreases are primarily attributable to the decline in operating revenues and expenses associated with the management services and water facility operations that Avatar retained in Florida, and also to non-recurring revenues recorded in 2000 of $1,475 associated with the sale of certain utilities assets, $1,761 due to the reduction of eligible employees under the utilities non-contributory benefit postretirement plan that provides medical and life insurance benefits to employees after retirement, and $1,480 recognized and earned from escrowed funds associated with the Florida Utilities sale that closed on April 15, 1999.

     Income taxes were provided for at an effective tax rate of 40.4% and 39.7% for the nine and three months ended September 30, 2001, respectively, as compared to the effective tax rate of 2.8% and 8.8% for the nine and three months ended September 30, 2000. For the nine and three months ended September 30, 2000, Avatar decreased the valuation allowance for deferred income tax assets by $4,000 and $5,000, respectively. This decrease is the primary cause for the change in the effective tax rate. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 1 of Part I of this Report.

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

     Avatar’s portfolio consists of held-to-maturity securities and trading securities. Held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which mature in one year or less. The amortized cost balance at September 30, 2001 and December 31, 2000 was $20,999 and $41,968, respectively. The decrease in the held-to-maturity securities is due to the maturity of a U.S. Government issue. Trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -continued

LIQUIDITY AND CAPITAL RESOURCES — continued

     During the second quarter of 2001, Avatar sold substantially all of its trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, which includes a pre-tax realized gain of $6,829 for the nine months ended September 30, 2001.

     For the nine months ended September 30, 2001, net cash used in operating activities amounted to $7,835, mainly as a result of an increase in other assets and inventories of $9,668 and $4,170, respectively. Net cash provided by investing activities of $53,384 resulted from proceeds from marketable securities of $55,806 partially offset by investments in property, plant and equipment of $2,422. Net cash used in financing activities of $1,193 resulted from the repayment of real estate notes payable.

     For the nine months ended September 30, 2000, net cash used in operating activities amounted to $27,617, primarily as a result of a decrease in accounts payable and accrued and other liabilities of $22,590, and expenditures on land development and housing operations of $15,772, partially offset by principal payments collected on contract receivables of $3,998. Net cash used in investing activities of $21,476 resulted from investments in property, plant and equipment of $15,661 and marketable securities of $5,815. Net cash used in financing activities of $4,608 resulted from the repayment of real estate notes payable.

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2001, none of these authorized expenditures had been made.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     None

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter-ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: November 14, 2001	By:	/s/ Charles L. McNairy
Charles L. McNairy Executive Vice President, Chief Financial Officer and Treasurer

Date: November 14, 2001	By:	/s/ Michael P. Rama
Michael P. Rama Controller