Form 10-K405
period 2001-12-31
AVATAR HOLDINGS INC
filed 2002-03-28
CIK 39677

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2001 -- Commission File Number 0-7616

                              AVATAR HOLDINGS INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     23-1739078
  --------------------------------                   --------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

201 Alhambra Circle,  Coral Gables,  Florida                 33134
-----------------------------------------------      --------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:     (305) 442-7000
                                                     --------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $214,914,138 as of February 28, 2002.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS) Indicate the number of shares outstanding of each of the issuer's classes of common stock, $1.00 par value, issued and outstanding.

         As of February 28, 2002, there were 8,788,358 shares of common stock, $1.00 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                              AVATAR HOLDINGS INC.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
Forward Looking Statements......................................................        3

PART I

Item 1.  Business...............................................................        3

Item 2.  Properties.............................................................        9

Item 3.  Legal Proceedings......................................................        9

Item 4.  Submission of Matters to a Vote of Security Holders....................        9

         Executive Officers of Registrant.......................................       10

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters...       12

Item 6.  Selected Financial Data................................................       13

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................       14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............       27

Item 8.  Financial Statements and Supplementary Data............................       28

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures..................................................       54

PART III

Item 10. Directors and Executive Officers of the Registrant.....................       54

Item 11. Executive Compensation.................................................       54

Item 12. Security Ownership of Certain Beneficial Owners and Management.........       54

Item 13. Certain Relationships and Related Transactions.........................       54

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........       55

Exhibit Index...................................................................       62

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Avatar is engaged in real estate operations. Currently, our primary activities include the development of active adult and primary residential communities in Florida and a residential community in Arizona.

         In December 1998, we commenced development in Poinciana, Florida, of our active adult community, Solivita. In addition to development and construction of housing products, active adult community development includes construction and operation of a variety of community amenities, including golf courses, health and fitness centers, restaurants and social and educational facilities.

         Our primary residential community development activities range from custom, semi-custom and mid-priced homebuilding to the operation of amenities and resorts, as well as a variety of related activities, including the development, leasing and management of improved commercial and industrial properties, cable television operations, title insurance and property management services, as well as the water and wastewater utilities at Rio Rico.

         Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).

BUSINESS STRATEGY

         Our primary business strategy continues to be the development of lifestyle communities, primarily active adult and semi-custom residential communities. In the near term, we are developing communities on our existing land portfolio. We anticipate developing additional communities on properties beyond our current landholdings, either through direct investments in real estate or through joint ventures or management arrangements. In addition, we may pursue other opportunities unrelated to our current operations.

         As part of our plan to reposition our operations and increase our liquidity, in 1999: we sold water and wastewater utilities assets located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida; we sold certain real estate assets located in Cape Coral, Florida; we exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries; we sold 2,842 lots in Rio Rico, Arizona, which comprised approximately 21% of Avatar's total landholdings in Rio Rico; and we acquired 1,130 acres of undeveloped land adjacent to Poinciana, Florida, suitable for development consistent with our business strategy as either an active adult or primary residential community. In 2001, we acquired a 178-acre parcel adjacent to the 1,130-acre property, which provides additional frontage on Pleasant Hill Road and may provide future commercial opportunities. From time to time, we may dispose of additional non-core assets.

         We now have under development or in the planning process a substantial portion of Avatar's historical landholdings that we believe can be profitably developed at this time or in the near future. We have identified and have sold or are in the process of selling various landholdings and other assets we believe do not represent significant long-term opportunities for Avatar. We are actively pursuing other long-term investment and business opportunities. Future opportunities may be in those real estate businesses in which we are presently engaged - such as active adult and primary residential community development - or may extend to other real estate activities or unrelated businesses.

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

         By commencement of sales in the second quarter of 2000, approximately 100,000 square feet of recreation and service facilities were available, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a cafe/newsstand and other meeting and theater facilities. We have also completed development of a Ron Garl-designed 18-hole golf course, which incorporates many of the property's natural and manmade environmental features. In addition, the active park houses a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts. Future plans include the development and construction of up to an additional 25,000 square feet of recreation and service facilities.

         We have financed development and construction of Solivita through available capital. In addition, we formed a Community Development District that issued tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

         The 3,300-acre Solivita community, which incorporates the natural topography of the land, its natural resources including more than 1,200 acres of wetlands and an oak hammock, is designed to accommodate in excess of 4,000 homes. The community opened during the second quarter of 2000. From inception 314 homes were closed and approximately 600 individuals resided in the community as of December 31, 2001.


         Primary Residential Community Development

         Our primary residential community development includes construction of mid-priced homes, both on scattered lots and on contiguous parcels as part of planned communities, within our existing Poinciana, Florida and Rio Rico, Arizona communities. In addition, our primary residential operations include the development and construction of upscale and custom homes within our Harbor Islands, Florida community.

         Commercial and Industrial, Resorts and Other Real Estate Operations

         The sale in 1999 of real estate assets at Cape Coral included the Cape Coral Golf and Country Club, the Camelot Isles Shopping Center and other commercial properties. In 1999 we also leased the Poinciana Golf and Racquet Club to a third party operator under a lease which expired in March 2002, at which time we closed the facility for renovations and upgrade. These assets represented a substantial portion of Avatar's income-producing commercial and resort properties.

         Nevertheless, we continue to generate revenues through the rental and lease of a small community shopping center in each of Poinciana and Rio Rico, the Rio Rico Resort and County Club, the marina at Harbor Islands, cable television operation at Poinciana, title insurance and property management services.

REAL ESTATE ASSETS

         Avatar's assets include real estate inventory in the states of Florida and Arizona. In the Florida communities of Harbor Islands and Poinciana, the Arizona community of Rio Rico and properties in Ocala Springs, Florida. Avatar's aggregate landholdings consist of over 22,300 developed, partially developed or developable acres, of which approximately 16,400 acres have been platted and/or zoned and approximately 5,900 acres have not been platted. The types of activities conducted vary from community to community. We are currently developing certain parcels and are considering development or alternative strategies for other parcels. Avatar owns other sites including Banyan Bay in Martin County, Florida; and a small number of homesites and other acreage at Golden Gate and Leisure Lakes, Florida.

         The residential community development of Harbor Islands encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for future parks, adjoining the Intracoastal Waterway in Hollywood, Florida. When completed, Harbor Islands will consist of distinctive, separate villages on three connected islands. This community also includes a 196-boat slip marina. Since the last quarter of 2000, we commenced sales of single-family detached homes and attached townhomes on additional parcels and have commenced conceptual plans for the remaining undeveloped parcel. Closings on these sales commenced during March 2002.

         Poinciana, one of our residential community developments, is located in central Florida approximately 21 miles south of Orlando and 20 miles from Walt Disney World and consists of 47,000 acres of land. Of approximately 13,400 acres owned by Avatar, approximately 7,700 acres are not currently developable and are reserved for open space and other purposes. This master-planned community development includes subdivisions for single- and multi-family housing, as well as commercial/industrial areas. As of December 31, 2001, approximately 5,700 developed and developable single family acres remained in inventory at Poinciana, approximately 1,700 acres of which are zoned and/or platted for industrial and commercial property. The area designated for active adult development contains approximately 4,300 acres, which includes Solivita, our 3,300 acre community. During 2001 we sold 278 units at Solivita, with a sales value of approximately $46,497 (see "Real Estate operations - Active Adult Community Development").

         Avatar's housing programs in Poinciana include the residential communities of Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. During 2001, we sold 511 single-family homes with a total sales value of approximately $63,115. Recreational facilities owned by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course, tennis courts, a golf and racquet club which we closed during March 2002 for renovation and upgrade, and a community center. Avatar also owns and operates a cable television subsidiary at Poinciana.

         In 1999, Avatar acquired 1,130 acres of undeveloped land adjacent to Poinciana, at a purchase price of approximately $8,200. The parcel includes approximately one-mile frontage along Lake Tohopekaliga, one of the largest lakes in Florida. In 2001, we acquired a 178-acre parcel adjacent to the 1,130-acre property, which provides additional frontage on Pleasant Hill Road for commercial opportunities and a charter school. During 2001, we obtained preliminary approvals for development of a residential community to be known as Bellalago and to consist of more than 2,000 dwelling units, the majority of which will be single-family units. We anticipate final approvals by the third quarter of 2002, and commencement of sales for the first phase of the community is anticipated by the fourth quarter of 2002.

         Cape Coral, located on Florida's west coast seven miles west of Fort Myers, is a 60,700-acre community. On June 30, 1999, Avatar Properties Inc., a wholly-owned subsidiary, closed on the sale of substantially all of its previously owned real estate assets located in Cape Coral. We retained approximately 740 acres of which approximately 692 acres are currently under contract for sale.

         Rio Rico, located 57 miles south of Tucson, is a 55,000-acre community development in southern Arizona. Of approximately 12,100 acres owned by Avatar approximately 5,200 acres are considered developable and 6,900 acres include areas reserved for open space, areas which are not developable and areas for which development is not economically feasible. We own and operate a 180-room hotel complex, which is rated a Four-Diamond resort, an 18-hole Robert Trent Jones, Sr.-designed championship golf course and a 36,800 square foot shopping center, which was completely occupied as of December 31, 2001. In 2001, we sold 83 single-family homes with sales value of approximately $10,842.

         Banyan Bay, located in Martin County, Florida, with frontage on the St. Lucie River, consists of 250 acres.

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

         During 2001, the 350 acre Natoma tract located in Woodland Hills in northwest Los Angeles County, California was sold.

         Remaining inventory at Golden Gate as of December 31, 2001 consisted of 300 acres of land for future use.

         Landholdings in Leisure Lakes, located near the city of Lake Placid in South Central Florida, consists of approximately 672 homesites in inventory at December 31, 2001.

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

BUSINESS SEGMENT INFORMATION

         Avatar's business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note R to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

EMPLOYEES

         As of December 31, 2001, Avatar employed approximately 445 individuals on a full-time or part-time basis. Avatar also utilizes on a daily basis such additional personnel as may be required in connection with various land development activities. Avatar's relations with its employees are satisfactory and there have been no work stoppages.

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

ITEM 2.  PROPERTIES

         Avatar's real estate operations are described in Item 1 above. Land developed and in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $91,202 at December 31, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Executive Officers of the Registrant

         Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2002.

         The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 30, 2002), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name                                   Age                      Office and Business Experience
----                                   ---                      ------------------------------
Leon Levy                              76                       Chairman of the Board since January 1981; General Partner,
                                                                Odyssey Partners, L.P., a private investment partnership;
                                                                Chairman of the Board of Oppenheimer Funds; Chairman of the
                                                                Board of Oppenheimer Management Corp. from 1974 to 1985.

Gerald D. Kelfer                       56                       President since February 1997, Chief Executive Officer since
                                                                July 1997, Chairman of the Executive Committee since May
                                                                1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996.
                                                                Formerly a principal of Odyssey Partners, L.P. from July
                                                                1994 to February 1997; Executive Vice President, Senior
                                                                General Counsel and Director of Olympia & York Companies
                                                                (U.S.) from 1985 to 1994.

Jonathan Fels                          49                       President, Avatar Properties Inc. since December 1997;
                                                                founding partner and President of various Brookman-Fels
                                                                companies since July 1980.

Michael Levy                           43                       Executive Vice President and Chief Operating Officer, Avatar
                                                                Properties Inc. since December 1997; partner and Vice
                                                                President of various Brookman-Fels companies since April 1983.

Dennis J. Getman                       57                       Executive Vice President since March 1984. Senior Vice
                                                                President from September 1981 to March 1984 and General
                                                                Counsel since September 1981.

Charles L. McNairy                     55                       Executive Vice President since September 1993; Treasurer
                                                                since September 1992; Chief Financial Officer since
                                                                September 1992, except from January 1999 to October 2000.
                                                                Senior Vice President from September 1992 to September 1993.

Juanita I. Kerrigan                    55                       Vice President and Secretary since September 1980.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 6,568 record holders of Common Stock at February 28, 2002.

         High and low quotations, as reported, for the last two years were:

                                                    Quotations
                               -------------------------------------------------------
                                        2001                            2000
                               ---------------------          ------------------------
         Quarter Ended          High           Low              High            Low
         -------------         -------        ------           -------         -------
         March 31              24.750         19.875           22.500          15.688

         June 30               28.950         21.500           23.000          17.625

         September 30          26.510         21.250           23.188          18.625

         December 31           25.950         22.000           22.813          18.875

         Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                 FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA Dollars in
                  thousands (except per share data)

                                                                                   Year ended December 31
                                                             ----------------------------------------------------------------------
                                                               2001           2000           1999           1998            1997
                                                             ---------      ---------      ---------      ---------      ----------
Statement of Income Data

Revenues                                                     $ 162,961      $ 164,199      $ 190,690      $ 113,482      $   96,016
                                                             =========      =========      =========      =========      ==========

Income (loss) from continuing operations after
  income taxes before discontinued
  operations and extraordinary items                         $   3,010      $   9,314      $  (1,030)     $ (17,720)     $  (31,299)

Discontinued operations:
  Income from discontinued operations,
    less income tax expense of
    $659 for 1999 and $0 for 1998, 1997                             --             --            634          3,643           4,310
  Gain on sale of discontinued operations, less
    income tax expense of  $13,309 for 1999                         --             --         89,879             --              --
  Estimated loss on disposal, less income tax benefit
    of $817 for 1999 and $0 for 1998                                --             --         (1,333)*       (6,400)*            --

Extraordinary item:
    Loss on early extinguishment of debt,
    less income tax expense of $0                                   --             --             --         (2,308)             --
                                                             ---------      ---------      ---------      ---------      ----------

Net income (loss)                                            $   3,010      $   9,314      $  88,150      $ (22,785)     $  (26,989)
                                                             =========      =========      =========      =========      ==========

Basic and Diluted Per Share Data

Income (loss) from continuing operations after
  income tax before discontinued operations and
  extraordinary items                                        $    0.36      $    1.11      $   (0.11)     $   (1.93)     $    (3.43)

Discontinued operations:
Income from discontinued operations                                 --             --           0.07           0.40            0.47
  Gain on sale of discontinued operations                           --             --           9.83             --              --
  Estimated loss on disposal                                        --             --          (0.15)         (0.70)             --

Extraordinary item:
Loss on early extinguishment of debt                                --             --             --          (0.25)             --
                                                             ---------      ---------      ---------      ---------      ----------

Net income (loss)                                            $    0.36      $    1.11      $    9.64      $   (2.48)     $    (2.96)
                                                             =========      =========      =========      =========      ==========


                                                                                         December 31
                                                             ----------------------------------------------------------------------
Balance Sheet Data                                              2001          2000           1999           1998           1997
------------------                                           ---------      ---------      ---------      ---------      ----------

Total assets                                                 $ 370,800      $ 369,192      $ 391,135      $ 472,991      $  439,368
                                                             =========      =========      =========      =========      ==========

Notes, mortgage notes and
  other debt                                                 $ 109,031      $ 114,860      $ 119,468      $ 157,553      $  107,235
                                                             =========      =========      =========      =========      ==========

Stockholders' equity                                         $ 211,078      $ 202,987      $ 193,577      $ 112,257      $  135,042
                                                             =========      =========      =========      =========      ==========

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

OVERVIEW

         Avatar is engaged in real estate operations. Our primary activities include the development of active adult and primary residential communities in Florida and a residential community in Arizona.

         In December 1998, we commenced development of our active adult community, Solivita. In addition to development and construction of housing products, active adult community development includes construction and operation of a variety of community amenities, including golf courses, health and fitness centers, restaurants and social and educational facilities.

         Our primary residential community development activities range from custom, semi-custom and mid-priced homebuilding to the operation of amenities and resorts, as well as a variety of related activities, including the development, leasing and management of improved commercial and industrial properties, cable television operations, title insurance and property management services, as well as the water and wastewater utilities at Rio Rico.

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

         By commencement of sales in the second quarter of 2000, approximately 100,000 square feet of recreation and service facilities were available, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a cafe/newsstand and other meeting and theater facilities. We have also completed development of a Ron-Garl designed 18-hole golf course, which incorporates many of the property's natural and manmade environmental features. In addition, the community's active park houses a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts. Future plans include the development and construction of up to an additional 25,000 square feet of recreation and service facilities.

         We have financed development and construction of Solivita through available capital. In addition, we formed a Community Development District, which issued tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

         The 3,300-acre Solivita community, which incorporates the natural topography of the land, its natural resources including more than 1,200 acres of wetlands and an oak hammock, is designed to accommodate in excess of 4,000 homes. The community opened during the second quarter of 2000. From inception 314 homes were closed and approximately 600 individuals resided in the community as of December 31, 2001.

         Residential Development. Residential development activities are conducted in Poinciana and Harbor Islands in Hollywood, Florida and Rio Rico, Arizona. The residential activities in Cape Coral closed out during 2000. During 2000, at Harbor Islands we sold all units within the developed parcels, began development of a portion of the undeveloped parcels, commenced sales of single-family detached and townhome products on one of the parcels and are evaluating an appropriate product mix for the remaining parcels. Closings of units in previously developed parcels were completed in June 2001 and closings on parcels currently under development commenced during March 2002. It is anticipated that closings of all units at Harbor Islands will be completed by year-end 2004, and Avatar is not currently developing comparable products in a comparable price range.

         The following table sets forth revenues and sales data derived from primary residential and active adult communities homebuilding operations for the years ended December 31, 2001, 2000 and 1999:

                                                                     Year ended December 31
                                                        -------------------------------------------------
                                                            2001               2000               1999
                                                         ---------           ---------          ---------
         Revenues                                        $ 117,213           $ 115,527          $ 107,223
         Other data:
              Number of units closed                           764                 568                521
              Number of units sold                             909                 622                463
              Number of units in backlog                       538                 393                339

         Commercial and Industrial and Other Land Sales. Under our current real estate business strategy, we develop, lease and operate commercial and industrial properties. However, as circumstances dictate, certain properties may be sold. We intend to continue our policy of selling non-core assets as opportunities arise under prevailing market conditions. Revenues from commercial and industrial and other land sales were $12,473, $7,372 and $5,655 in 2001, 2000 and 1999, respectively. Future demand for commercial and industrial land and facilities at our properties is expected to increase as a result of the development of homes and planned communities by both Avatar and other developers.

         Resort Operations. During 1999, we reduced emphasis on resort operations by the sale of the Cape Coral Golf and Country Club and the leasing of the Poinciana Golf and Racquet Club operations. The lease for operations of the Poinciana Golf and Racquet Club to a third party expired in March 2002, at which time we closed the facility and the golf course for renovation and upgrade. Other arrangements will be considered for operation of the swimming pool and tennis courts. We have retained ownership of the Rio Rico Resort. The resort operations have generated revenues on an annual basis of $6,382, $7,502 and $10,725 in 2001, 2000 and 1999, respectively.

         Other Real Estate Revenues. We also generate revenues through the rental and lease of a small community shopping center in each of Poinciana and Rio Rico, the marina at Harbor Islands, cable television operation at Poinciana, title insurance and property management services. Revenues from these operations were $6,645, $5,362 and $5,757 in 2001, 2000 and 1999, respectively.

         Discontinued Operations. On April 15, 1999, Florida Cities Water Company and Poinciana Utilities, Inc., two operating subsidiaries of Avatar Utilities Inc., a wholly-owned subsidiary of Avatar, closed on the sale of substantially all of their water and wastewater utilities assets located in the counties of Brevard, Collier, Hillsborough, Lee, Osceola, Polk and Sarasota, Florida to The Florida Governmental Utility Authority. On July 30, 1999, we exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries under a contract executed during the second quarter of 1999. We accounted for the Florida Utilities and vacation ownership operations as discontinued operations. Reference is made to Note U in Item 8 under the caption "Notes to Consolidated Financial Statements." However, we continue to own and operate the water and wastewater facility at Rio Rico.

CRITICAL ACCOUNTING POLICIES

         In the preparation of its financial statements, Avatar applies accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

         As discussed in Note A to Avatar's consolidated financial statements, housing and other real estate sales are recognized when the sale closes and title passes to the purchaser and certain other conditions are met. As a result, Avatar's revenue recognition process does not involve significant judgments or estimations.

         Avatar relies on certain estimates to determine the construction and land costs and resulting gross margins. Avatar's land and construction costs are comprised of direct and allocated costs, including estimated costs for future warranties. Land, land development and other common costs are assigned to individual components based on specific identification or other allocation methods. Land and land development costs generally include interest incurred until development is substantially completed.

         Avatar also reviews its land and other inventories and property, plant and equipment for impairment of value. This includes considering certain indications of impairment such as significant changes in asset usage, significant deterioration in the surrounding economy or environmental problems. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value, Avatar will adjust the carrying value down to its estimated fair value. Fair value may be based on management's estimate of the property's fair value or third-party appraisals.

RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors that have affected Avatar during the periods included in the accompanying consolidated statements of operations.

         A summary of the period to period changes in the items included in the consolidated statements of income is shown below.

                                                                                     Comparison of
                                                                             Twelve months ended December 31
                                                                          ------------------------------------
                                                                          2001 and 2000          2000 and 1999
                                                                          -------------          -------------
                                                                                   Increase (Decrease)
                                                                          ------------------------------------
                                                                              Change                Change
                                                                          -------------          -------------
         Revenues
         Real estate sales                                                  $   8,064             $ (38,519)
         Deferred gross profit on homesite sales                                 (473)               (1,322)
         Interest income                                                       (1,275)                 (870)
         Trading account profit, net                                              193                 4,688
         Other                                                                 (7,747)                9,532
                                                                            ---------             ---------
              Total revenues                                                   (1,238)              (26,491)

         Expenses
         Real estate expenses                                                   7,029               (35,908)
         General and administrative expenses                                     (571)                 (873)
         Interest expense                                                      (2,051)               (2,315)
         Other                                                                 (1,832)                2,237
                                                                            ---------             ---------
             Total expenses                                                     2,575               (36,859)
                                                                            ---------             ---------

         Income before income taxes from continuing operations
             operations                                                        (3,813)               10,368

         Income tax benefit                                                    (2,491)                  (24)

         Discontinued operations:
             Income from operations                                                --                  (634)
             Net income on sale of discontinued operations                         --               (88,546)
                                                                            ---------             ---------

             Net income                                                     $  (6,304)            $ (78,836)
                                                                            =========             =========

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

         Data from primary residential and active adult communities homebuilding operations for the years ended December 31, 2001, 2000, and 1999 is summarized as follows:

                                                                                       December 31
                                                                       2001                2000               1999
                                                                    ---------           ---------          ----------
         Units closed
           Number of units                                                764                 568                 521
           Aggregate dollar volume                                   $117,213            $115,527            $107,223
           Average price per unit                                    $    153            $    203            $    206
         Units sold, net
           Number of units                                                909                 622                 463
           Aggregate dollar volume                                   $153,442            $ 96,706            $112,833
           Average price per unit                                    $    169            $    155            $    244
         Backlog
           Number of units                                                538                 393                 339
           Aggregate dollar volume                                   $107,729            $ 71,500            $ 90,321
           Average price per unit                                    $    200            $    182            $    266

         Year to year fluctuations in aggregate dollar value of units closed, aggregate dollar value of units sold and average price per unit relate primarily to the status of the development of parcels in the luxury community of Harbor Islands. In addition, increases in units closed and sold from 1999 to 2000 and from 2000 to 2001 are related to the commencement of homebuilding activities in Solivita during 2000 as well as an improvement in activities in primary homebuilding at Poinciana. However, mitigating the increases in the volume and dollar activity during 2000 was the close out of the homebuilding activities in Cape Coral.

         At Harbor Islands closings of units in developed parcels were completed in June 2001. Sales have commenced at additional parcels, and closings commenced in March 2002. It is anticipated that closings of all units at Harbor Islands will be completed by year-end 2004, and Avatar is not currently developing comparable products in a comparable price range.

         Results for Solivita included in the above table are: for 2001 and 2000, 278 and 222 contracts were written, with an aggregate sales volume of $46,497 and $32,055, respectively; 244 and 70 homes closed, generating revenues from Solivita homebuilding operations of $37,670 and $10,381, respectively. Backlog at December 31, 2001 and 2000 totaled 186 units at $30,501 and 152 units at $21,674, respectively.

         Operations for the years ended December 31, 2001, 2000 and 1999 resulted in net income of $3,010 or $0.36 per share, $9,314 or $1.11 per share and $88,150 or $9.64 per share, respectively. The decrease in income for 2001 compared to 2000 is primarily attributable to decreases in interest income and other revenues partially mitigated by an increase in real estate operating results and a decrease in general and administrative expenses, interest expense and other expenses. The decrease in net income for 2000 compared to 1999 is primarily attributable to a decrease in real estate operations (which includes a pre tax gain during 1999 of $6,929 from the sale of Cape Coral assets), an after tax gain during 1999 on the sale of the assets of Florida Utilities and an increase in other expenses, partially mitigated by increases in other revenues and trading account profits and decreases in interest expense and general and administrative expenses.

         Gross real estate revenues increased $8,064 or 5.9% during 2001 when compared to 2000 and decreased $38,519 or 22.0% during 2000 when compared to 1999. The increase in real estate revenues for 2001 when compared to 2000 is generally a result of increased revenues generated from Avatar's active adult operations and the property asset sale of the Natoma tract, located in Woodland Hills, California, partially mitigated by reduced residential homebuilding revenues and decreased resort revenues. Residential homebuilding revenues decreased $25,602 or 24.3% in 2001 when compared to 2000 due to the close-out of the developed parcels at Harbor Islands but partially mitigated by the increased closings at Poinciana. During the last quarter of 2000, we commenced development and sales of single-family detached homes and attached townhomes on additional parcels at Harbor Islands, closings on which commenced during March 2002. The decrease in real estate revenues for 2000 when compared to 1999 is generally a result of decreased residential homebuilding revenues, the sale of substantially all of Avatar's real estate assets located in Cape Coral, Florida for $44,859 during 1999 and decreases in resort revenues. The decrease in real estate revenues for 2000 was partially mitigated by revenues generated from Avatar's active adult operations. Residential homebuilding revenues decreased $2,078 or 1.9% in 2000 when compared to 1999 due to reduced closings at Cape Coral, as the result of the sale in 1999 of substantially all of Avatar's real estate assets in Cape Coral.

         Real estate expenses increased $7,029 or 5.2% during 2001 when compared to 2000 and decreased $35,908 or 21.1% during 2000 when compared to 1999. The increase in real estate expenses for 2001 when compared to 2000 is generally a result of increased operational expenses from active adult operations partially mitigated by reduced residential homebuilding expenses associated with the close-out of the developed parcels at Harbor Islands. The decrease in real estate expenses for 2000 compared to 1999 is primarily attributable to the following 1999 transactions: the incurring of cost of sales of $37,930 associated with the sale of Cape Coral real estate assets, the sale of 2,842 lots in Rio Rico that carried a book basis of $6,950 and a write-off of $2,317 of cancelled delinquent contracts at Poinciana, Cape Coral, Rio Rico and Leisure Lakes as these amounts were deemed uncollectible, partially mitigated by increased Solivita operating expenses.

         Operating income from primary residential communities decreased $4,501 or 31.4% during 2001 when compared to 2000 and increased $195 or 1.4% during 2000 when compared to 1999. The decrease in primary residential communities operating income for 2001 is primarily due to decreased closings at Harbor Islands partially mitigated by increased closings at Poinciana. The increase in primary residential communities operating income for 2000 is due to increased closings at Harbor Islands and Poinciana partially mitigated by the reduced closings at Cape Coral.

         Interest income decreased $1,275 or 17.5% during 2001 when compared to 2000 and $870 or 10.7% during 2000 when compared to 1999. The decrease in 2001 is attributable to lower interest rates on cash and cash equivalents and lower interest income earned on declining principal balances of contracts receivable. The decrease in 2000 is attributed to a decrease in cash and cash equivalents and lower interest income earned on declining principal balances on contracts receivable. The average balance of the receivable portfolio was $8,728, $13,019, and $20,331 for 2001, 2000 and 1999, respectively. See Note D to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

         Trading account profits recognized was $6,829, $6,636 and $1,948, for 2001, 2000 and 1999, respectively. Trading account profits represents realized and unrealized gains related to the trading investment portfolio, and includes commissions payable to investment brokers.

         General and administrative expenses decreased $571 or 5.2% in 2001 compared to 2000 and decreased $873 or 7.3% in 2000 compared to 1999. The decrease in 2001 when compared to 2000 was primarily due to reductions in professional fees and rental expense partially mitigated by $707 in executive compensation related to the restricted stock units granted pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended. The decrease in 2000 when compared to 1999 is primarily due to reductions in salary expense and professional fees.

         Interest expense decreased $2,051 or 31.9% in 2001 when compared to 2000 and decreased $2,315 or 26.5% in 2000 when compared to 1999. The decrease in both 2001 and 2000 when compared to the previous periods is primarily attributable to a reduction of the outstanding debt associated with real estate and notes collateralized by contracts and mortgage notes receivable and an increase in capitalized interest.

         Other revenues and expenses for 2001 decreased $7,747 and $1,832, respectively, compared to 2000; and for 2000, increased $9,532 and $2,237, respectively, compared to 1999. The decreases for 2001 and the increases for 2000 are primarily attributable to non-recurring revenues recorded during 2000 of $1,475 associated with the sale of certain Utility Assets, $1,761 due to the reduction of eligible employees under the utilities non-contributory benefit postretirement plan that provides medical and life insurance benefits to employees after retirement, and $1,480 recognized and earned from escrowed funds associated with the Florida Utilities sale that closed on April 15, 1999. Pursuant to the Utility System Asset Acquisition Agreement (Agreement) dated April 1, 1999, proceeds from the closing in the amount of $1,480 were deposited into an escrow account guaranteeing that billed revenues for the twelve month period commencing on April 16, 1999 would be at least equal to an amount as defined in the Agreement. During the second quarter of 2000, Florida Utilities met the required minimum guaranteed billed revenues and the escrowed funds were released during the third quarter of 2000.

         Income from discontinued operations (vacation ownership and Florida Utilities operations) before income taxes decreased $1,293 in 2000 when compared to 1999. During 1999, Avatar disposed of substantially all of the assets used in its Florida Utilities operations and exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries. During 1999, Avatar recorded an estimated loss on the disposal of the timeshare operations of $2,150 less income tax benefit of $817 for the year ended December 31, 1999.

         Income taxes were provided for at an effective tax rate of 39.3%, 6.1% and 35.3% for 2001, 2000 and 1999. For the year 2000, Avatar decreased the valuation allowance for deferred income tax assets by $4,000. This decrease is the primary cause for the change in the effective tax rate. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

LIQUIDITY AND CAPITAL RESOURCES

         Avatar's real estate business strategy is designed to capitalize on its distinct competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, upscale custom and semi-custom homes and communities, and commercial and industrial properties in its existing community developments. Avatar also seeks to identify additional sites that are suitable for development consistent with its business strategy and anticipates that it will acquire or develop them directly or through joint venture, partnership or management arrangements. Avatar's primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult communities, homebuilding construction in process, community infrastructure, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land.

         Subsequent to the issuance of the Notes in 1998 and sales of substantial non-core assets in 1999, Avatar has funded its operations through internal sources. From time to time Avatar invests some portion of its cash in marketable securities or considers potential business opportunities that may require use of available cash resources.

         Avatar's operating cash flows fluctuate relative to the status of development within its existing communities, development expenditures for new and/or planned communities or other real estate activities and sales of various homebuilding product lines within those communities. From time to time Avatar has generated, and may continue to generate, additional cash flow through sales of non-core assets.

         Future activities, which may extend to non-real estate related business opportunities, may require the use of joint ventures, partnerships, financing alternatives and/or external borrowings.

         At Avatar's community of Solivita, bond financing is utilized to fund a portion of the cost of the construction and development of portions of roadways, stormwater management facilities and earthwork, drainage structures, mitigation creation, mitigation area and stormwater area acquisition, utility mains, utility plant improvements and wastewater facilities. The bond financing was obtained by the Poinciana Community Development District (the "CDD"), a local government district operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by special assessment taxes levied on certain property within Solivita, which property is collateral for the obligations and such assessments, with Avatar paying the assessments on the parcels owned by Avatar until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. The special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating budgets of the CDD. The use of this type of bond financing is a common practice for major land developers in Florida. The CDD issued $27,315 of fixed rate term bonds, all of which is substantially outstanding as of December 31, 2001. The bonds, which bear interest at 7.125% and mature in May 2031, are not a liability of Avatar.

         During 2001, Avatar's investment portfolio consisted of held-to-maturity securities and trading securities. Held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which matured in 2001. The amortized cost balance at December 31, 2001 and December 31, 2000 was $0 and $41,968, respectively. The decrease in the held-to-maturity securities is due to the maturity of the U.S. Government issues. Trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets.

         During the second quarter of 2001, Avatar sold substantially all of its then existing trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, which includes a pre-tax realized gain of $6,829 for the year ended December 31, 2001.

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of December 31, 2001, none of these authorized expenditures had been made.

         During 2001, Avatar exchanged $4,636 principal amount of its Notes for 189,420 shares of common stock, reducing the outstanding balance of the Notes to $107,731 as of December 31, 2001. Subsequent thereto Avatar exchanged an additional $4,667 principal amount of its Notes for 193,000 shares of common stock and may consider future exchanges, thereby further reducing the outstanding balance of the Notes. These transactions were not induced exchanges.

         As of December 31, 2001, we had cash and marketable securities of approximately $111,800. We anticipate that after expenditures for completion of development of Solivita and expenditures related to development at Harbor Islands, we will have sufficient liquidity to enable us to realize opportunities on existing landholdings. Depending upon new real estate or other business opportunities we may identify, we may have sufficient liquidity or we may consider financing alternatives or external borrowings.

         In 2001, net cash used in operating activities amounted to $12,183, mainly as a result of an increase in other assets and inventories of $9,575 and $5,427, respectively. Net cash provided by investing activities of $75,988 resulted from proceeds from sale of marketable securities of $76,806 partially offset by investments in property, plant and equipment of $818. Net cash used in financing activities of $1,193 resulted from the repayment of real estate notes payable.

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

EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

         Inflation has had a minimal impact on Avatar's operations over the past several years, and management believes its effect has been neither significant nor greater than its effect on the industry as a whole. It is anticipated that the impact of inflation on Avatar's operations for 2002 will not be significant.

         Avatar's operations are affected by general economic conditions. Management believes the lower than anticipated results for the last four months of 2001 at Solivita, our active adult community, were due in part to the events of September 11, as well as the lower interest rate environment and general economic conditions. In 2001, sales at Solivita averaged 26 per month from January through August and decreased to 18 per month from September through December. In general, some portions of retirees' monthly incomes are tied to various forms of investments which are generally adversely affected by a low interest rate environment. However, management believes the lower interest rate environment contributed to greater than anticipated results for primary residential development at Poinciana. The events of September 11 negatively affected the general economy within the State of Florida during the months immediately following and may continue to have an adverse impact for the foreseeable future. Other economic conditions could affect operations (see "Forward-Looking Statements").

IMPACT OF TAX INSTALLMENT METHOD

         In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar will be required to pay compound interest on certain federal income taxes in 2001 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 2001. Avatar anticipates that the interest amount for 2001 will be approximately $300 net of tax benefits. Avatar believes that any potential future interest amounts, if any, will not be material to its financial position and results of operations of the affected future periods.

FORWARD-LOOKING STATEMENTS

         Certain statements discussed under the captions "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

History of Losses; Negative Cash Flow

         Avatar had net income of $3,010, $9,314 and $88,150 in 2001, 2000 and
1999, respectively. However, Avatar's net income of $88,150 in 1999 resulted primarily from the sale of discontinued operations. Historically, Avatar has experienced net losses from operations and sold non-strategic assets to fund operating deficits and utilized short-term borrowings to provide working capital. Net losses for 1998 and 1997 were approximately $22,785 and $26,989, respectively.

         Real estate development requires investment of substantial capital, a significant portion of which is expended before any revenues may be realized. Avatar may not sustain profitability or positive cash flows from operating activities. If Avatar cannot sustain operating profitability or positive cash flow from operating activities, it may not be able to service or meet its other debt service or working capital requirements.

Real Estate Business Strategy

         Implementation of Avatar's real estate business strategy has required, and will continue to require, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees and the expenditure of significant amounts of capital. The loss of the services of certain members of the senior management team could have a material adverse effect on Avatar and, in particular, on the success of the real estate business strategy. In addition, Avatar's ability to manage growth and to redeploy its resources effectively will require it to continue to implement and improve its operational, financial and sales systems. There can be no assurance that Avatar will be able to compete successfully with its current or potential competitors or that the implementation of the current business strategy will be successful.

         Avatar continues to seek other opportunities including those which are in other geographic areas or in different kinds of real estate or other business activities. While transactions and opportunities in other areas may not materialize, we are of the view that changing economic and market conditions may justify a change in strategy and the use of financial resources.

Future Business Opportunities

         Avatar has under development or in the planning process a substantial portion of its historical landholdings that Avatar believes can be profitably developed at this time or in the near future. Avatar has identified and has sold or is in the process of selling various landholdings and other assets it believes do not represent significant long-term opportunities for Avatar. Avatar is actively pursuing other long-term investment and business opportunities. Future opportunities may be in those real estate businesses in which Avatar is presently engaged - such as active adult and primary residential community development - or may extend to other real estate activities or unrelated businesses.

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

Interest Rates; Mortgage Financing

         Certain purchasers of Avatar's homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, decreases in investment income, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. If mortgage interest rates increase or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases may be adversely affected, which may have an adverse effect on Avatar's financial condition.

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

Access to Financing

         Avatar's business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Avatar anticipates incurring indebtedness to fund its real estate development activities. As of December 31, 2001, total consolidated indebtedness was $109,031 (including $107,731 outstanding principal of the 7% Convertible Subordinated Notes, reduced to $103,064 principal as of February 28, 2002). There can be no assurance that the amounts available from internally generated funds, cash on hand and the sale of non-strategic assets will be sufficient to fund the anticipated operations. Avatar may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on favorable terms. If Avatar is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.

Joint Venture and Partnership Risks

         In connection with its business strategy, Avatar may seek joint venture or partnership arrangements with entities whose complementary resources or other business strengths will contribute to Avatar's competitive position. A joint venture or other partnership may involve special risks associated with the possibility that a partner or partnership (i) at any time may have economic or business interests or goals that are inconsistent with those of Avatar, (ii) may take actions contrary to Avatar's instructions or requests or contrary to Avatar's policies or objectives with respect to its real estate investments or
(iii) could experience financial difficulties. Actions by a partner may have the result of subjecting property owned by the joint venture or partnership to liabilities in excess of those contemplated by the terms of the joint venture or partnership agreement or have other adverse consequences. As a participant in certain joint ventures or partnerships, Avatar may be jointly and severally liable for the debts and liabilities of a joint venture or partnership. No assurance can be given that any joint venture or partnership arrangements entered into will achieve the results anticipated or otherwise prove successful.

Period-to-Period Fluctuations

         Avatar's real estate projects are long-term in nature. Sales activity at newly planned active adult and other community and real estate developments varies from period to period, and the ultimate success of any community cannot be determined from results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand or other reasons) than it does during later periods over the life of the community. Revenues and earnings will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among Avatar's communities and conventional homebuilding operations. Thus, the timing and amount of revenues arising from capital expenditures are subject to considerable uncertainty. The inability to manage effectively its cash flows from operations would have an adverse effect on Avatar's ability to service its debt and to meet its working capital requirements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Avatar is subject to market risk associated with changes in interest rates. Certain purchasers of Avatar's homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect Avatar's real estate results of operations and liquidity because of the negative impact on the housing industry and Avatar's investment portfolio. Other factors could negatively impact Avatar's investment portfolio, including a decline in capital markets or unfavorable operating results of an entity included in Avatar's investment portfolio. See Notes I and S (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of risks.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants .............................        29

Consolidated Balance Sheets -- December 31, 2001 and 2000 ......................        30

Consolidated Statements of Operations -- For the years ended
  December 31, 2001, 2000 and 1999 .............................................        31

Consolidated Statements of Stockholders' Equity -- For the years ended
  December 31, 2001, 2000 and 1999 .............................................        32

Consolidated Statements of Cash Flows -- For the years ended
  December 31, 2001, 2000 and 1999 .............................................        33

Notes to Consolidated Financial Statements .....................................        35


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                               ERNST & YOUNG LLP




Miami, Florida
February 22, 2002

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                             December 31          December 31
                                                                2001                 2000
                                                             -----------          -----------
Assets
Cash and cash equivalents                                    $   111,773         $    49,161
Restricted cash                                                    1,010                 869
Investment in marketable securities                                   --              69,966
Contracts and mortgage notes receivables, net                      3,554               5,061
Other receivables, net                                             4,071               6,374
Land and other inventories                                       175,058             171,906
Property, plant and equipment, net                                50,833              51,764
Other assets                                                      20,773              12,679
Deferred income taxes                                              3,728               1,412
                                                             -----------         -----------

        Total Assets                                         $   370,800         $   369,192
                                                             ===========         ===========

Liabilities and Stockholders' Equity

Liabilities
Notes, mortgage notes and other debt:
  Corporate                                                  $   107,731         $   112,367
  Real estate                                                      1,300               2,493
Estimated development liability for sold land                     18,375              18,320
Accounts payable                                                   3,589               2,414
Accrued and other liabilities                                     28,727              30,611
                                                             -----------         -----------

        Total Liabilities                                        159,722             166,205



Commitments and Contingencies


Stockholders' Equity
Common Stock, par value $1 per share
  Authorized:  50,000,000 shares

  Issued: 9,359,522 shares at December 31, 2001
          9,170,102 shares at December 31, 2000                    9,360               9,170
Additional paid-in capital                                       162,128             157,237
Retained earnings                                                 52,139              49,129
                                                             -----------         -----------
                                                                 223,627             215,536
Treasury stock, at cost, 764,164 shares                          (12,549)            (12,549)
                                                             -----------         -----------
  Total Stockholders' Equity                                     211,078             202,987
                                                             -----------         -----------

  Total Liabilities and Stockholders' Equity                 $   370,800         $   369,192
                                                             ===========         ===========



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (Dollars in thousands except per-share amounts)


                                                                                  For the year ended December 31
                                                                         -------------------------------------------------
                                                                            2001              2000                 1999
                                                                         ----------        -----------         -----------
Revenues
Real estate sales                                                        $  144,927        $   136,863         $   175,382
Deferred gross profit on homesite sales                                       1,525              1,998               3,320
Interest income                                                               6,010              7,285               8,155
Trading account profit, net                                                   6,829              6,636               1,948
Other                                                                         3,670             11,417               1,885
                                                                         ----------        -----------         -----------

Total revenues                                                              162,961            164,199             190,690

Expenses
Real estate expenses                                                        141,465            134,436             170,344
General and administrative expenses                                          10,456             11,027              11,900
Interest expense                                                              4,378              6,429               8,744
Other                                                                         1,700              3,532               1,295
                                                                         ----------        -----------         -----------

Total expenses                                                              157,999            155,424             192,283
                                                                         ----------        -----------         -----------

Income (loss) from continuing operations before income taxes                  4,962              8,775              (1,593)

Income tax expense (benefit)                                                  1,952               (539)               (563)
                                                                         ----------        -----------         -----------
Income (loss) from continuing operations after income taxes                   3,010              9,314              (1,030)

Discontinued operations:

    Income from discontinued operations, less income tax
        expense of  $659 for 1999                                                --                 --                 634
    Gain on sale of discontinued operations, less income
        tax expense of $13,309 for 1999                                          --                 --              89,879
    Estimated loss on disposal, less
        income tax benefit of $817 for 1999                                      --                 --              (1,333)
                                                                         ----------        -----------         -----------

Net income                                                               $    3,010        $     9,314         $    88,150
                                                                         ==========        ===========         ===========


Basic and Diluted EPS:
    Income (loss) from continuing operations after income taxes          $     0.36        $      1.11         $     (0.11)
    Income from discontinued operations                                          --                 --                0.07
    Gain from the sale of discontinued operations                                --                 --                9.83
    Estimated loss on disposal                                                   --                 --               (0.15)
                                                                         ----------        -----------         -----------
    Net income                                                           $     0.36        $      1.11         $      9.64
                                                                         ==========        ===========         ===========



See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (Dollars in thousands)


                                                                        Additional        (Deficit)
                                                         Common           Paid-in          Retained           Treasury
                                                         Stock            Capital          Earnings            Stock
                                                        --------        ----------        ----------         ----------
Balance at January 1, 1999                              $  9,170        $  151,422        $  (48,335)        $       --
      Credit for income tax effect of
         utilizing pre-reorganization deferred
         income tax assets                                    --             5,719                --                 --
      Purchase of treasury stock                              --                --                --            (12,549)
      Net income                                              --                --            88,150                 --
                                                        --------        ----------        ----------         ----------
Balance at December 31, 1999                               9,170           157,141            39,815            (12,549)
      Credit for income tax effect of
        utilizing pre-reorganization deferred
        income tax assets                                     --                96                --                 --
      Net income                                              --                --             9,314                 --
                                                        --------        ----------        ----------         ----------
Balance at December 31, 2000                               9,170           157,237            49,129            (12,549)
      Credit for income tax effect of
        utilizing pre-reorganization deferred
        income tax assets                                     --               445                --                 --
      Exchange of Notes                                      190             4,446                --                 --
      Net income                                              --                --             3,010                 --
                                                        --------        ----------        ----------         ----------
Balance at December 31, 2001                            $  9,360        $  162,128        $   52,139         $  (12,549)
                                                        ========        ==========        ==========         ==========




There are 10,000,000 authorized shares of preferred stock, none of which are issued.


See notes to consolidated financial statements.

                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                          For the year ended December 31
                                                                                -------------------------------------------------
                                                                                   2001               2000               1999
                                                                                -----------        -----------        -----------
OPERATING ACTIVITIES
Net income                                                                      $     3,010        $     9,314        $    88,150
Adjustments to reconcile net income to
   net cash (used in) provided by operating activities:
     Depreciation and amortization                                                    5,549              3,753              3,313
     Gain on sale of Florida Utilities                                                   --                 --            (89,879)
     Estimated loss on disposal of discontinued operations                               --                 --              1,333
     Deferred gross profit                                                           (1,525)            (1,998)            (3,320)
     Deferred income taxes                                                           (1,871)             2,721             (4,133)
     Trading account profit                                                          (6,829)            (6,636)            (1,948)
     Changes in operating assets and liabilities:
       Restricted cash                                                                 (141)             2,683              1,680
       Principal payments on contracts receivable                                     3,610              5,059              8,588
       Receivables                                                                     (578)              (437)               784
       Other receivables                                                              2,303             (3,046)               665
       Inventories                                                                   (5,427)           (14,718)            27,134
       Other assets                                                                  (9,575)               781                (91)
       Accounts payable and accrued and other liabilities                              (709)           (26,460)            (6,029)
       Assets/liabilities of discontinued operations                                     --                 --              3,049
                                                                                -----------        -----------        -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (12,183)           (28,984)            29,296

INVESTING ACTIVITIES
Investment in property, plant and equipment                                            (818)           (12,723)           (18,775)
Net proceeds from sale of Florida Utilities assets                                       --                 --            165,072
Net proceeds from sale of timeshare subsidiaries                                         --                 --              3,497
Proceeds from sale of (investment in) marketable securities                          76,806            (47,783)           (13,599)
                                                                                -----------        -----------        -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  75,988            (60,506)           136,195

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term borrowings, net of fees            --                 --                109
Principal payments on revolving lines of credit and long-term borrowings             (1,193)            (4,608)           (39,680)
Repurchase of 7% Convertible Subordinated Notes                                          --                 --             (2,633)
Purchase of treasury stock                                                               --                 --            (12,549)
                                                                                -----------        -----------        -----------
NET CASH (USED IN) FINANCING ACTIVITIES                                              (1,193)            (4,608)           (54,753)
                                                                                -----------        -----------        -----------

INCREASE (DECREASE) IN CASH                                                          62,612            (94,098)           110,738

Cash and cash equivalents at beginning of year                                       49,161            143,259             32,521
                                                                                -----------        -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   111,773        $    49,161        $   143,259
                                                                                ===========        ===========        ===========


                      AVATAR HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                         For the year ended December 31
                                                                                ----------------------------------------------
                                                                                  2001              2000               1999
                                                                                ---------         ---------         ----------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories                                                      $      --         $      --         $    4,118
Deferred taxes                                                                  $    (445)        $     (96)        $   (5,719)
Notes, mortgage notes and other debt:
    Corporate                                                                   $  (4,636)        $      --         $       --
    Real estate                                                                 $      --         $      --         $   (4,118)
Common stock                                                                    $     190         $      --         $       --
Additional paid in capital                                                      $   4,891         $      96         $    5,719


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest - Continuing operations (net of amount capitalized of $4,244,
         $2,452 and $1,257 in 2001, 2000 and 1999,
         respectively)                                                          $   3,827         $   5,746         $    7,604
                                                                                =========         =========         ==========

Interest - Discontinued operations (net of amount capitalized of $0,
         $0 and $33 in 2001, 2000
         and 1999, respectively)                                                $      --         $      --         $    2,547
                                                                                =========         =========         ==========


Income tax payment (refund)                                                     $   1,385         $  (3,000)        $   13,000
                                                                                =========         =========         ==========



See notes to consolidated financial statements.

                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001
                  (Dollars in thousands except per-share data)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

         The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

General:

         Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana in central Florida near Orlando, Harbor Islands on Florida's east coast and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. Avatar's current real estate operations include the following segments: the development, sale and management of an active adult community; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes); the development, leasing and management of improved commercial and industrial properties; operations of amenities and resorts; cable television operations; title insurance; and property management services. Avatar also operates a water and wastewater utilities in Arizona.

Cash and Cash Equivalents and Restricted Cash:

         Avatar considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $1,010 and $869 as of December 31, 2001 and 2000, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close.

Land Inventories:

         Land inventories are stated at the lower of cost or fair value. Cost includes expenditures for acquisition, construction, development and carrying charges. Interest costs incurred during the period of land and construction development, when applicable, are capitalized as part of the cost of such projects. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based on generally accepted accounting principles. Inventories to be disposed of are carried at the lower of cost or fair value less cost to sell.

Impairment of Long-Lived Assets:

         Avatar evaluates the impairment of its long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Avatar periodically reviews the carrying value of its long-lived assets and, if such reviews indicate a lack of recovery of the net book value, adjusts the assets accordingly. No impairment existed at December 31, 2001 or 2000.

Revenues:

         Sales of housing units are recognized when the sales are closed and title passes to the purchasers. Revenues from commercial land and bulk land sales are recognized in full at closing, provided the purchaser's initial investment is adequate, all financing is considered collectible and Avatar is not obligated to perform significant future activities.

Property, Plant and Equipment:

         Property, plant and equipment are stated at cost and depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost.

Goodwill:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 141 and 142, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         Avatar will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During the first quarter of 2002, Avatar performed the required impairment tests of goodwill as of January 1, 2002 and determined no impairment existed.

         At December 31, 2001 and 2000, unamortized goodwill was $2,263 and $3,234, respectively. During 2001 (prior to SFAS 142), in the event that facts and circumstances indicated that the carrying value of goodwill might be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the goodwill would be compared to the carrying amount to determine if a write-down to fair value based on discounted cash flows was required. No impairment existed at December 31, 2001 or 2000. Goodwill is included in other assets in the accompanying consolidated balance sheets.

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

Stock Based Compensation:

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

Postretirement Benefits:

         Avatar accrues postretirement benefits (such as health care benefits) during the years an employee provides services. These benefits for retirees were provided only to employees of the utilities subsidiaries. See Note K discussing the termination of these benefits.

Advertising Costs:

         Advertising costs are expensed as incurred. For the years ended December 31, 2001, 2000 and 1999, advertising costs totaled $3,869, $4,500 and $1,950, respectively, and are included in real estate expenses of the accompanying consolidated statements of operation.

Repurchase and Exchange of Common Stock and Notes:

         On January 27, 2000, Avatar's Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the "Notes") in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of December 31, 2001, none of these authorized expenditures had been made.

        During the third and fourth quarters of 2001, Avatar exchanged 189,420 shares of its common stock for Notes with a face value of $4,636. Avatar realized a net gain of $7 on these transactions. These transactions were not induced exchanges.

Earnings Per Share:

         Earnings per share is computed based on the weighted average number of shares outstanding of 8,465,348 for 2001, 8,405,938 for 2000 and 9,144,931 for
1999. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. The computation of earnings per share for 2001, 2000 and 1999 did not assume the conversion of the Notes and employee stock options, as the effect of both is antidilutive. There is no difference between basic and diluted earnings per share for 2001, 2000 and 1999.

Use of Estimates:

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

Reclassifications:

         Certain 2000 and 1999 financial statement items have been reclassified to conform to the 2001 presentations.

NOTE B - REAL ESTATE SALES

         The components of real estate sales are as follows:

                                                               For the year ended December 31
                                                      ------------------------------------------------
                                                        2001                2000                1999
                                                      --------            --------            --------
Primary residential communities                       $ 80,045            $105,682            $108,386
Active adult communities                                39,382              10,945                  --
Resort revenues                                          6,382               7,502              10,725
Proceeds from sale of Cape Coral assets                     --                  --              44,859
Rental,  leasing,  cable and other
        real estate operations                           6,645               5,362               5,757
Commercial/industrial and other land sales              12,473               7,372               5,655
                                                      --------            --------            --------
          Total real estate sales                     $144,927            $136,863            $175,382
                                                      ========            ========            ========

NOTE C - INVESTMENTS IN MARKETABLE SECURITIES

         Investments in marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity." During 2001, Avatar's portfolio consisted of held-to-maturity securities and trading securities. Held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which matured in 2001. The amortized cost balance at December 31, 2001 and 2000 was $0 and $41,968, respectively. The decrease in the held-to-maturity securities is due to the maturity of the U.S. Government issues. Trading securities include debt and marketable equity securities held for resale in anticipation of earning profits from short-term movements in market prices. Trading account securities are measured at fair market value and both realized and unrealized gains and losses are included in net trading account profit in the accompanying consolidated statements of operations. Fair values for actively traded debt securities and equity securities are based on quoted market prices on national markets.

         During the second quarter of 2001, Avatar sold substantially all of its trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, which includes a pre-tax realized gain of $6,829 for the year ended December 31, 2001.

NOTE D - CONTRACTS AND MORTGAGE NOTES RECEIVABLES

         Contracts and mortgage notes receivables are summarized as follows:

                                                          December 31
                                                   -------------------------
                                                    2001               2000
                                                   ------            -------
Contracts and mortgage notes receivable            $7,087            $10,369
                                                   ------            -------
Less:
     Deferred gross profit                          3,002              4,657
     Other reserves                                   531                651
                                                   ------            -------
                                                    3,533              5,308
                                                   ------            -------
                                                   $3,554            $ 5,061
                                                   ======            =======

         Contracts and mortgage notes receivable were generated through the sale of homesites at various sales offices located throughout the northeast, midwest and west coast of the United States. A significant portion of the contracts and mortgage notes receivable at December 31, 2001 resulted from sales made to customers in the northeast.

         Contracts receivable are collectible primarily over a ten-year period and bear interest at rates primarily ranging from 7 1/2% to 12% per annum (weighted average rate 9.9%). Avatar generally requires that customers pledge the homesites as collateral for contracts and mortgages receivable and such collateral can be repossessed in the event of default. A contract receivable is considered delinquent if the scheduled installment payment remains unpaid 30 days after its due date. Delinquent principal amounts of contracts and mortgage notes receivable at December 31, 2001 and 2000 were $1,049 or 14.80% and $1,432 or 13.84%, respectively. Estimated maturities for the five years subsequent to 2001 are: 2002 - $2,417; 2003 - $1,809; 2004 - $1,318; 2005 - $755; and 2006 -
$253.

NOTE E - LAND AND OTHER INVENTORIES

         Inventories consist of the following:

                                                                   December 31
                                                          ----------------------------
                                                            2001                2000
                                                          --------            --------
Land developed and in process of development              $ 71,185            $ 79,908
Land held for future development or sale                    20,017              25,524
Dwelling units completed or under construction
       and community development in process                 83,296              65,988
Other                                                          560                 486
                                                          --------            --------
                                                          $175,058            $171,906
                                                          ========            ========

NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

         The estimated cost to complete consists of required land and utilities improvements in all areas designated for homesite sales and are summarized as follows:

                                                                December 31
                                                         --------------------------
                                                           2001               2000
                                                         -------            -------
Gross unexpended costs  (net of recoveries
        of $3,363 in 2001 and $3,669 in 2000)            $19,510            $19,516
Less costs relating to unsold homesites                    1,135              1,196
                                                         -------            -------
Estimated development liability for sold land            $18,375            $18,320
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

         Based on the current rate of community development, the homesite improvement costs totaling $18,375 are estimated to be incurred ratably over the next 25 to 30 years.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment and accumulated depreciation consist of the following:

                                                      December 31
                                              --------------------------
                                                2001               2000
                                              -------            -------
Land and improvements                         $21,673            $20,110
Buildings and improvements                     45,629             44,770
Machinery,  equipment and fixtures             12,506             11,279
Construction in progress                           --              1,054
                                              -------            -------
                                               79,808             77,213
Less accumulated depreciation                  28,975             25,449
                                              -------            -------
                                              $50,833            $51,764
                                              =======            =======

         Depreciation charged to operations during 2001, 2000 and 1999 was $3,384, $2,343, and $1,863, respectively.

NOTE H - OTHER ASSETS

         Other assets are summarized as follows:

                                    December 31
                            --------------------------
                             2001                2000
                            -------            -------
Prepaid expenses            $ 6,218            $ 1,411
Goodwill                      2,263              3,234
Deposits                      8,020                320
Other                         4,272              7,714
                            -------            -------
                            $20,773            $12,679
                            =======            =======

NOTE I - NOTES, MORTGAGE NOTES AND OTHER DEBT

         Notes, mortgage notes and other debt are summarized as follows:

                                                                         December 31
                                                                  ----------------------------
                                                                    2001                2000
                                                                  --------            --------
Corporate:
     7% Convertible Subordinated Notes                            $107,731            $112,367
                                                                  ========            ========

Real estate:
     8% Note payable, due 2001                                    $     --            $    588
     Note payable, non-interest bearing, due 2001-2002               1,300               1,905
                                                                  --------            --------
                                                                  $  1,300            $  2,493
                                                                  ========            ========

         On February 2, 1998, Avatar issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the "Notes"). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were in part used to repay $33,000 aggregate principal amount outstanding of 8% Senior Debentures due 2000 and 9% Senior Debentures due 2000. During 2001, Avatar exchanged $4,636 principal amount of the Notes by issuing 189,420 shares of common stock in non-induced exchanges.

         Interest capitalized during 2001, 2000 and 1999 amounted to $4,244, $2,452 and $1,257, respectively.

         Maturities of notes, mortgage notes and other debt at December 31, 2001, are as follows:

               Corporate          Real Estate             Total
               ---------          -----------           --------
2002            $     --            $  1,300            $  1,300
2003                  --                  --                  --
2004                  --                  --                  --
2005             107,731                  --             107,731
                --------            --------            --------
                $107,731            $  1,300            $109,031
                ========            ========            ========

         Included in notes, mortgage notes and other debt is a related party note, payable to Brookman-Fels in installments commencing February 1, 1998 and ending November 1, 2002. Under the agreement, as amended in 2001, the payment including interest, of $800 due November 1, 2001, was deferred and paid in January 2002. The outstanding principal balance at December 31, 2001 was $1,300.

NOTE J - RETIREMENT PLANS

         Avatar has two defined contribution savings plans that cover substantially all employees. Under one of the savings plans, Avatar contributes to the plan based upon specified percentages of employees' voluntary contributions. The other savings plan does not provide for contributions by Avatar.

         Avatar's non-contributory defined benefit pension plan covers substantially all employees of its subsidiary, Avatar Utilities Inc. The benefits are based on years of service and the employees' compensation during the five highest years of earnings. Avatar's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974. On September 15, 2000, Avatar terminated the plan and annuities were purchased for retirees and terminated vested employees on or about October 31, 2000. On February 11, 2002, Avatar received a favorable determination letter from the Internal Revenue Service for the pension plan termination. Avatar expects to distribute plan assets during 2002.

         The following table sets forth the defined benefit plan's funded status as of December 31, 2001, 2000 and 1999 and the retirement expense recognized in the consolidated statements of operations for the years then ended.

                                                                              2001             2000              1999
                                                                            -------           -------           -------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
       benefits of $2,199, $1,429 and $4,709, respectively                  $ 2,199           $ 1,429           $ 4,771
                                                                            =======           =======           =======

Projected benefit obligation for services rendered to date                  $(2,199)          $(1,429)          $(5,430)
Plan assets at fair value                                                     1,347             1,394             5,201
                                                                            -------           -------           -------
Projected benefit obligation less than plan assets                             (852)              (35)             (229)
Unrecognized net loss (gain)                                                    992               180               (91)
Prior service cost not yet recognized in net periodic pension cost               --                --               220
Unrecognized net assets at January 1, 1986, net of amortization                  --                --               (15)
                                                                            -------           -------           -------
Accrued pension cost included in accrued and other liabilities              $   140           $   145           $  (115)
                                                                            =======           =======           =======

Net retirement cost included the following components:
   Defined benefit plan:
       Service cost - benefits earned during the period                     $    --           $   115           $   228
       Interest cost on projected benefit obligation                            106               338               370
       Actual return on plan assets                                             (51)              (77)             (176)
       Net amortization and deferral                                            (50)             (275)             (214)
       Curtailment                                                               --              (706)               --
       Settlements                                                               --               445                --
                                                                            -------           -------           -------
       Net pension cost                                                           5              (160)              208
   Defined contribution plan                                                    136               123               126
                                                                            -------           -------           -------
   Total retirement expense                                                 $   141           ($   37)          $   334
                                                                            =======           =======           =======

Change in benefit obligations:
     Projected benefit obligation at beginning of year                      $ 1,429           $ 5,430           $ 4,972
     Service cost                                                                --               115               228
     Interest cost                                                              106               338               370
     Loss (gain) on benefit obligation                                          762                (3)               69
     Benefits paid                                                              (98)             (183)             (209)
     Curtailments                                                                --              (901)               --
     Settlements                                                                 --            (3,367)               --
                                                                            -------           -------           -------
     Projected benefit obligation at end of year                            $ 2,199           $ 1,429           $ 5,430
                                                                            =======           =======           =======

                                                  2001                2000                1999
                                                 -------             -------             -------
Change in plan assets:
     Plan assets at beginning of year            $ 1,394             $ 5,201             $ 5,235
     Employer contributions                           --                 100                  --
     Return on plan assets                            51                  77                 176
     Benefits paid                                   (98)               (183)               (210)
     Settlements                                      --              (3,801)                 --
                                                 -------             -------             -------
     Plan assets at end of year                  $ 1,347             $ 1,394             $ 5,201
                                                 =======             =======             =======

         The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 5.5% for 2001 and 7.5% for 2000 and 1999, rate of increase in future compensation levels of 5% in 2001, 2000 and 1999, and expected long-term rate of return on plan assets of 8% in 2001, 2000 and 1999.

         Plan assets are primarily invested in fixed income securities of a major insurance company.

NOTE K- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         Through June 30, 2000, a utilities subsidiary of Avatar sponsored a defined non-contributory benefit postretirement plan that provided medical and life insurance benefits to both salaried and nonsalaried employees after retirement. Effective July 1, 2000, the life insurance benefits were eliminated, however, the medical insurance benefits were extended through December 31, 2001. During 2000, Avatar recorded revenues of $1,761 in other revenues in the accompanying consolidated statements of operations due to the reduction of eligible employees and benefits. This was the cause for the decrease in accrued postretirement benefit costs from 1999 to 2000.

The following table sets forth the plan's status as of December 31, 2000 and 1999:

                                                                                        2000                 1999
                                                                                       -------             -------
Accumulated postretirement benefit obligation                                          $(1,320)            $(1,808)
Plan assets at fair value                                                                   --                  --
                                                                                       -------             -------
Accumulated postretirement benefit obligation in excess of
         plan assets                                                                    (1,320)             (1,808)
Unrecognized net gain from past experience different from that
         assumed and from changes in assumptions                                           (28)             (3,479)
Unrecognized transition obligation                                                          --               2,178
                                                                                       -------             -------
Accrued postretirement benefit cost
         included in accrued and other liabilities                                     $(1,348)            $(3,109)
                                                                                       =======             =======

Net periodic postretirement benefit cost included the following components:

         Service cost                                                                  $     2             $   125
         Interest cost on accumulated postretirement benefit obligation                     96                 128
         Amortization of transition obligation over 20 years                                --                 155
         Other                                                                              --                (358)
                                                                                       -------             -------
         Net periodic postretirement benefit cost                                      $    98             $    50
                                                                                       =======             =======

         For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2000 and 1999 was 6% and 8%, respectively. The health care cost trend rate assumption has a significant effect on the amounts reported. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 2000 and 1999.

NOTE L - LEASE COMMITMENTS

         Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2009. Rental expenses for the years 2001, 2000 and 1999 were $1,343, $1,493 and $1,584, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2001 were as follows: 2002 - $836; 2003 - $817; 2004 - $695;
2005 - $688; 2006 -$693; thereafter -$1,480.


NOTE M - ACCRUED AND OTHER LIABILITIES

         Accrued and other liabilities are summarized as follows:

                                                  December 31
                                          --------------------------
                                           2001                2000
                                          -------            -------
Property taxes and assessments            $ 1,632            $ 2,085
Customer deposits and advances             10,739              9,417
Interest                                    2,038              2,303
Accrued compensation                        1,895              1,057
Contract retention                            975              1,520
Other                                      11,448             14,229
                                          -------            -------
                                          $28,727            $30,611
                                          =======            =======

NOTE N - STOCK BASED COMPENSATION

         Pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended (the "Incentive Plan"), on December 7, 1998, Avatar entered into a restricted stock unit agreement with Avatar's President, which was amended and restated as of October 20, 2000. Under the restricted stock unit agreement as amended Avatar's President was awarded an opportunity to receive 100,000 performance conditioned restricted stock units, conditioned upon (i) the closing price of Avatar Common Stock being at least $25.00 per share for 20 trading days out of 30 consecutive trading days during the period beginning October 21, 2000 and ending December 31, 2005 (the "Grant Period") and (ii) the continued employment at the time the foregoing condition is satisfied. In addition, on October 20, 2000, Avatar's President was awarded an opportunity to receive an additional 50,000 performance conditioned restricted stock units on terms similar to the foregoing. As of May 25, 2001, the closing price of Avatar's Common Stock was at least $25.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 150,000 shares of Avatar Common Stock, were granted. As of December 31, 2001, $707 was accrued as compensation expense.

         Under the Incentive Plan an aggregate of 900,000 shares of Avatar Common Stock, subject to certain adjustments, are available for grant, with a maximum individual limitation of 500,000 shares.

         On February 13, 1997, Avatar entered into a Nonqualified Stock Option Agreement (the "Options") with Avatar's President and granted him an option to purchase 225,000 shares of Avatar Common Stock at $34 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable with respect to 45,000 shares on each February 13, 1998 through 2002. Unexercised Options will expire on February 13, 2007.

         On February 19, 1999, Avatar entered into Nonqualified Stock Option Agreements with certain members of management and granted them options to purchase 160,000 shares of Avatar Common Stock at $25 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable at a rate of 33 1/3% on each February 19, 2000 through 2002. Unexercised Options will expire on February 19, 2009.

         On April 9, 1999, Avatar entered into a Nonqualified Stock Option Agreement with an individual who is a former member of management, under which an option to purchase 30,000 shares of Avatar Common Stock at $25 per share was granted (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable at the rate of 50% on each April 1, 2000 and 2001. Unexercised Options will expire on April 1, 2009.

         A summary of the status of the Incentive Plan as of December 31, 2001 and 2000 and changes during the years then ending is presented below:

                                                   Options                   Weighted-Average
                                                   (000's)                   Exercise Price
                                            2001            2000            2001          2000
                                            ----            ----            ---            ---
Outstanding at beginning of year             415             415            $30            $30
Granted                                       --              --             --             --
Exercised                                     --              --             --             --
Forfeited                                     --              --             --             --
                                            ----            ----            ---            ---

Outstanding at end of year                   415             415            $30            $30
                                            ====            ====            ===            ===

Exercisable at end of year                   317             203

Weighted-average per share
     fair value of options
     granted during the year                $ --            $ --
                                            ====            ====

         Avatar applies APB 25 and related interpretations in accounting for the Incentive Plan. No compensation expense was recognized in 2001 and 2000 because all stock options granted have an exercise price greater than the average market value of Avatar's stock on the date of grant. If Avatar had elected to account for the Incentive Plan under SFAS No. 123, compensation cost for the Incentive Plan would have been determined based on the fair value at the grant dates. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average per share, fair value of options granted and assumptions:

                           Weighted - Average of       Risk - Free         Expected       Dividend     Expected
    Date of Grant             Options Granted         Interest Rate       Volatility        Yield        Life
----------------------     ----------------------     --------------      ----------      --------     --------
February 1997                     $16.59                   6.38%             17.6%          0.0%       10 Years
February 1999                      $8.49                   5.06%             31.3%          0.0%       10 Years
 April 1999                        $8.06                   5.27%             31.3%          0.0%       10 Years

         The following table summarizes pro forma income from continuing operations, net income (loss) and earnings per share in accordance with SFAS No. 123 for the years ended December 31, 2001, 2000 and 1999:

                                                           As Reported                                  Pro forma
                                                -----------------------------------         -----------------------------------
                                                 2001          2000          1999            2001          2000          1999
                                                ------        ------        -------         ------        ------        -------
Income (loss) from continuing operations        $3,010        $9,314        $(1,030)        $1,780        $7,994        $(2,260)
Net income                                      $3,010        $9,314        $88,150         $1,780        $7,994        $86,920

Basic and Diluted Per Share Data:
     Income (loss) from continuing
       operations                               $ 0.36        $ 1.11        $ (0.11)        $ 0.21        $ 0.95        $ (0.25)
     Net income                                 $ 0.36        $ 1.11        $  9.64         $ 0.21        $ 0.95        $  9.50

NOTE O - INCOME TAXES

         Avatar has recorded a valuation allowance of $25,000 with respect to the deferred income tax assets that remain after offset by the deferred income tax liabilities. Included in the valuation allowance for deferred income tax assets is approximately $2,500 which, if utilized, will be credited to additional paid-in capital. During 2001, Avatar decreased the valuation allowance by $1,000, which is primarily attributable to amounts which were credited to additional paid in capital.

         The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                     2001                2000                1999
                                                    -------             -------             -------
Current
      Federal                                       $ 4,315             $(2,013)            $(3,789)
      State                                             730                (341)               (641)
                                                    -------             -------             -------
Total current                                         5,045              (2,354)             (4,430)

Deferred
      Federal                                        (2,645)              1,552               3,307
      State                                            (448)                263                 560
                                                    -------             -------             -------
Total deferred                                       (3,093)              1,815               3,867
                                                    -------             -------             -------
      Total income tax expense (benefit)            $ 1,952             $  (539)            $  (563)
                                                    =======             =======             =======

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                        2001                 2000
                                                                      --------             --------
Deferred income tax assets
        Tax over book basis of land inventory                         $ 21,000             $ 21,000
        Unrecoverable land development costs                             1,000                1,000
        Tax over book basis of depreciable assets                        3,000                4,000
        Other                                                            4,728                5,412
                                                                      --------             --------
Total deferred income tax assets                                        29,728               31,412

        Valuation allowance for deferred income tax assets             (25,000)             (26,000)
                                                                      --------             --------
Deferred income tax assets after valuation allowance                     4,728                5,412

Deferred income tax liabilities
        Book over tax income recognized on homesite sales               (1,000)              (1,000)
        Unrealized gain on marketable securities                            --               (3,000)
                                                                      --------             --------
Total deferred income tax liabilities                                   (1,000)              (4,000)
                                                                      --------             --------

Net deferred income taxes                                             $  3,728             $  1,412
                                                                      ========             ========

         A reconciliation of income tax expense (benefit) before discontinued operations to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                                      2001              2000                1999
                                                                     ------            -------             -----
Income tax expense (benefit) computed
     at statutory rate                                               $1,737            $ 3,072             $(558)
State income tax expense (benefit), net of federal effect               180                316               (52)
Other                                                                    35                 73                47
Change in valuation allowance on deferred tax assets                     --             (4,000)               --
                                                                     ------            -------             -----
Income tax expense (benefit)                                         $1,952            $  (539)            $(563)
                                                                     ======            =======             =====

         In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar will be required to pay compound interest on certain federal income taxes in 2001 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 2001. Avatar anticipates that the interest amount for 2001 will be approximately $300 net of tax benefits. Avatar believes that any potential future interest amounts, if any, will not be material to its financial position and results of operations of the affected future periods.

NOTE P - CONTINGENCIES

         Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these and the following matter cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar's business or financial statements.

         In May 1995, a wastewater rate increase was filed for the North Fort Myers Division of Florida Cities Water Company (FCWC), a utilities subsidiary of Avatar. In November 1995, the Florida Public Service Commission (FPSC) issued an order authorizing a rate increase of approximately 18% (an annualized revenue increase of approximately $378). Following a challenge to the order by the Office of Public Counsel (the customer advocate) and certain customers, FCWC requested implementation of the rates granted in the order. After a hearing, the FPSC issued a new order in September 1996 authorizing final rates, which were approximately 5% lower than rates in effect prior to the rate increase filing. FCWC filed an appeal with the District Court of Appeal of Florida, First District (DCA) and in January 1998, DCA reversed and remanded the September 1996 order. By order dated April 14, 1998, the FPSC ordered the record reopened and scheduled a hearing in December 1998 to take testimony on one issue remanded by the DCA. FCWC's challenge of this FPSC action was denied by the DCA on June 17, 1998 and the remand hearing was held on December 8 and 9, 1998. On April 8, 1999, the FPSC rendered its Final order, which did not reflect a material change in its position on the issue in dispute. On April 15, 1999, FCWC sold the plant assets, which are the subject of this rate matter, however, this sale did not jeopardize FCWC's right to appeal the FPSC Final order. On May 10, 1999, FCWC filed a notice of appeal of the FPSC Final Order to the DCA dated December 6, 1998, which was affirmed by the DCA by opinion dated December 22, 2000. The rates implemented in January 1996 were collected by FCWC until April 15, 1999 and approximately $1,030 (including interest of $183) have been refunded through December 31, 2001. While the FPSC rate document remains open pending completion of FPSC staff's review of FCWC's final report, FCWC believes that no additional refund amounts will be required and therefore this matter is considered closed.

NOTE Q - OTHER MATTERS

         Bond financing is utilized to fund a portion of the cost of the construction and development of portions of roadways, stormwater management facilities and earthwork, drainage structures, mitigation creation, mitigation area and stormwater area acquisition, utility mains, utility plant improvements and wastewater facilities at Avatar's community of Solivita. The bond financing was obtained by the Poinciana Community Development District (the "CDD"), a local government district operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by special assessment taxes levied on certain property within Solivita, which property is collateral for the obligations and such assessments, with Avatar paying the assessments on the parcels owned by Avatar until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. The special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating budgets of the CDD. The use of this type of bond financing is a common practice for major land developers in Florida. The CDD issued $27,315 of fixed rate term bonds, all of which is substantially outstanding as of December 31, 2001. The bonds are not a liability of Avatar. These bonds bear interest at 7.125% and mature in May 2031.

NOTE R - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

         Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana in central Florida near Orlando, Harbor Islands on Florida's east coast and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. Current and planned real estate operations include the following segments: the development, sale and management of an active adult community; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes); the development, leasing and management of improved commercial and industrial properties; operation of amenities and resorts; cable television operations; title insurance; and property management services.

         The following table summarizes Avatar's information for reportable segments for the years ended December 31, 2001, 2000 and 1999:

                                                                        For the year ended December 31
                                                               ------------------------------------------------
                                                                 2001               2000                1999
                                                               --------            --------            --------
Revenues:
Segment revenues
     Primary residential communities                           $ 80,045            $105,682            $108,386
     Active adult community                                      39,382              10,945                  --
     Resorts                                                      6,382               7,502              10,725
     Commercial and industrial and other land sales              12,473               7,372               5,655
     Rental, leasing, cable and
        other real estate operations                              6,645               5,362               5,757
     All other                                                    3,257              10,927              46,008
                                                               --------            --------            --------
                                                                148,184             147,790             176,531

     Unallocated revenues
        Deferred gross profit                                     1,525               1,998               3,320
        Interest income                                           6,010               7,285               8,155
        Trading account profit, net                               6,829               6,636               1,948
        Other                                                       413                 490                 736
                                                               --------            --------            --------
Total revenues                                                 $162,961            $164,199            $190,690
                                                               ========            ========            ========

                                                                        For the year ended December 31
                                                               --------------------------------------------------
                                                                 2001                 2000                1999
                                                               --------             --------             --------
Operating income (loss):
Segment operating income (loss)
     Primary residential community                             $  9,823             $ 14,324             $ 14,129
     Active adult community                                      (8,936)             (11,457)              (3,409)
     Resorts                                                     (1,470)                (782)                (106)
     Commercial and industrial and other land sales               6,616                4,194                3,798
     Rental, leasing, cable and
        other real estate operations                              1,489                  920                1,391
     All other                                                    1,453                7,949                    5
                                                               --------             --------             --------
                                                                  8,975               15,148               15,808
     Unallocated income (expenses)
        Deferred gross profit                                     1,525                1,998                3,320
        Interest income                                           6,010                7,285                8,155
        Trading account profit, net                               6,829                6,636                1,948
        General and administrative expenses                     (10,456)             (11,027)             (11,900)
        Interest expense                                         (4,378)              (6,429)              (8,132)
        Other                                                    (3,543)              (4,836)             (10,792)
                                                               --------             --------             --------
Income (loss) from continuing operations                       $  4,962             $  8,775             $ (1,593)
                                                               ========             ========             ========

                                                                      December 31
                                                               ----------------------------
                                                                 2001                2000
                                                               --------            --------
Assets:
Segment assets
     Primary residential communities                           $ 59,534            $ 55,976
     Active adult community                                      82,650              88,763
     Resorts                                                      4,565               5,360
     Commercial and industrial and other land sales               9,617               9,194
     Rental, leasing, cable and
        other real estate operations                              4,452               4,651
     Unallocated assets                                         209,982             205,248
                                                               --------            --------
Total assets                                                   $370,800            $369,192
                                                               ========            ========

(a)      Avatar's businesses are primarily conducted in the United States.

(b) Identifiable assets by segment are those assets that are used in the operations of each segment.

(c) No significant part of the business is dependent upon a single customer or group of customers.

(d) Arizona utilities and the sale of Cape Coral assets do not qualify individually as separate reportable segments and are included in "All other". Also included in "All other" for 2001 and 2000, are results of management services and water facility operating results, which Avatar retained in Florida. In 1999, these operations were classified as discontinued.

(e) There is no interest expense from residential communities, active adult community, resorts and rental/leasing included in segment profit/(loss) for 2001 and 2000. There is interest expense of $268, $59 and $285 from residential communities, resorts and rental/leasing, respectively, included in segment profit/(loss) for 1999.

(f) Included in operating profit/(loss) for 2001 is depreciation expense of $243, $1,682, $747, $599 and $113 from residential communities, active adult community, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 2000 is depreciation expense of $168, $727, $634, $726 and $88 from residential communities, active adult community, resorts, rental/leasing and unallocated corporate, respectively. Included in operating profit/(loss) for 1999 is depreciation expense of $195, $1,012, $507 and $149 from residential communities, resorts, rental/leasing and unallocated corporate, respectively.

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and fair values of Avatar's financial instruments at December 31, 2001 and 2000 are as follows:

                                                                     2001                                  2000
                                                         ----------------------------            ---------------------------
                                                         Carrying              Fair              Carrying             Fair
                                                          Amount              Value               Amount              Value
                                                         --------            --------            --------             ------
Cash and cash equivalents                                $111,773            $111,773            $ 49,161            $49,161
Restricted cash                                          $  1,010            $  1,010                $869               $869
Investment in marketable securities                      $     --            $     --            $ 69,966            $69,966
Contracts and mortgage notes receivables, net            $  3,554            $  3,349            $  5,061            $ 5,002
Other receivables, net                                   $  4,071            $  4,071            $  6,374            $ 6,374
Notes, mortgage notes and other debt:
  Corporate:
     Convertible Subordinated Notes                      $107,731            $102,883            $112,367            $98,883

  Real estate:
     Note payable                                        $  1,300            $  1,300            $  2,493            $ 2,372


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

         Convertible Subordinated Notes: At December 31, 2001 and 2000, the fair values of the notes are estimated based on quoted market prices.

NOTE T - QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for 2001 and 2000 is as follows:

                                                                               2001 Quarter
                                                       -----------------------------------------------------------------
                                                        First             Second             Third              Fourth
                                                       -------            -------            -------            --------
Net revenues                                           $37,519            $44,597            $41,841            $ 39,004
Expenses                                                35,746             40,446             39,257              42,550
                                                       -------            -------            -------            --------

Income (loss) from continuing operations                 1,773              4,151              2,584              (3,546)
Income tax expense (benefit)                               691              1,720              1,025              (1,484)
                                                       -------            -------            -------            --------

Net income (loss)                                      $ 1,082            $ 2,431            $ 1,559            $ (2,062)
                                                       =======            =======            =======            ========

    Basic and Diluted EPS:
      Net income (loss) - Basic and Diluted            $  0.13            $  0.29            $  0.18            $  (0.24)


                                                                               2000 Quarter
                                                    -------------------------------------------------------------------
                                                      First              Second              Third              Fourth
                                                    --------             -------            -------            --------
Net revenues                                        $ 25,184             $39,542            $54,124            $ 45,349
Expenses                                              31,656              37,985             38,637              47,146
                                                    --------             -------            -------            --------

Income (loss) from continuing operations              (6,472)              1,557             15,487              (1,797)
Income tax expense (benefit)                          (1,631)                565              1,360                (833)
                                                    --------             -------            -------            --------

Net income (loss)                                   $ (4,841)            $   992            $14,127            $   (964)
                                                    ========             =======            =======            ========

    Basic and Diluted EPS:
    Net income (loss) - Basic                       $  (0.58)            $  0.12            $  1.68            $  (0.11)
    Net income (loss) - Diluted                     $  (0.58)            $  0.12            $  1.29            $  (0.11)

NOTE U - DISCONTINUED OPERATIONS

         During 1999, Avatar disposed of substantially all of the assets in its Florida Utilities operations and exited the vacation ownership (timeshare) business in a transaction involving the sale of subsidiaries. On July 30, 1999, Avatar closed on the sale of its timeshare division for a net cash sales price of $3,497, subject to certain adjustments. Avatar revised the estimate of the net realizable value of the discontinued operations based on the July 30, 1999 closing and business conditions. As a result, Avatar recorded an estimated loss on the disposal of the timeshare operations of $2,150 for the year ended December 31, 1999, less income tax benefit of $817. Operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         On April 15, 1999, two operating subsidiaries closed on the sale of substantially all of the assets used in their Florida Utilities operations for a cash sales price of $208,619 subject to certain adjustments. The sale transaction resulted in a gain of $89,879, net of income tax expense of $13,309 that is classified in the accompanying consolidated statements of operations as a gain from the sale of discontinued operations. Operating results for the year ended December 31, 1999 are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         Consolidated operating results relating to the discontinued operations for the year ended December 31, 1999 is as follows:

                                                                  1999
                                              ----------------------------------------------
                                               Vacation           Florida
                                              Ownership          Utilities            Total
                                              ---------          ---------           -------
Revenues
Real estate sales                              $ 8,076            $    --            $ 8,076
Utilities revenues                                  --             18,343             18,343
Interest income                                  1,955                 --              1,955
Other                                              613                 90                703
                                               -------            -------            -------
     Total revenues                             10,644             18,433             29,077

Expenses
Real estate expenses                             8,937                 --              8,937
Utilities expenses                                  --             15,778             15,778
Interest expense                                 1,527              1,102              2,629
Minority interest                                   --                440                440
                                               -------            -------            -------
     Total expenses                             10,464             17,320             27,784
Income from discontinued operations
   before income taxes                             180              1,113              1,293
Income tax expense (benefit)                        92                567                659
                                               -------            -------            -------
Income from discontinued operations            $    88            $   546            $   634
                                               =======            =======            =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A.       Identification of Directors

                  The information called for in this item is incorporated by reference to Avatar's 2002 definitive proxy statement (under "Election of Directors") to be filed with the Securities and Exchange Commission on or before April 30, 2002.

         B.       Identification of Executive Officers

                   For information with respect to the executive officers of Avatar, see "Executive Officers of the Registrant" at the end of Part I of this report.

         C.       Compliance with Section 16(a) of the Exchange Act

                  The information required by this item is incorporated by reference to Avatar's 2002 definitive proxy statement (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance"), to be filed with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this item is incorporated by reference to Avatar's 2002 definitive proxy statement (under the caption "Executive Compensation and Other Information") to be filed with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated by reference to Avatar's 2002 definitive proxy statement (under the captions "Principal Stockholders" and "Security Ownership of Management") to be filed with the Securities and Exchange Commission on or before April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated by reference to Avatar's 2002 definitive proxy statement (under the caption "Certain Relationships and Related Transactions") to be filed with the Securities and Exchange Commission on or before April 30, 2002.

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

4(a)*    Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as
         Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (previously filed as Exhibit 4(d)
         to Form 10-K for the year ended December 31, 1997).

10(a)*1  Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

10(b)*1  Nonqualified Stock Option Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc.
         and Gerald D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December
         31, 1996).

10(c)*1  Avatar Holdings Inc. 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(k) to
         Form 10-K for the year ended December 31, 1997).

10(d)*   Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy
         (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

10(e)*1  Success Fee Agreement, dated December 7, 1998, by and between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1998).

10(f)*1  Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels
         (previously filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1998).

10(g)*1  First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc.
         and Jonathan Fels (previously filed as Exhibit 10(o) to Form 10-K for the year ended December 31, 1998).

10(h)*1  Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc.
         and Jonathan Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

10(i)*1  Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy
         (previously filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 1998).

10(j)*1  First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc.
         and Michael Levy (previously filed as Exhibit 10(r) to Form 10-K for the year ended December 31, 1998).

10(k)*1  Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc.
         and Michael Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

10(l)*1  Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc.
         and Michael S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

10(m)*1  Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc.
         and Dennis J. Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

10(n)*1  Amended and Restated 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(a) to
         Form 10-Q for the quarter ended June 30, 1999).

10(o)*1  Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999).

10(p)*1  Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and
         Deborah G. Tomusko (previously filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999).

10(q)*1  Employment Agreement, dated as of November 30, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(z) to Form 10-K for the year ended December 31, 2000).

10(r)*1  Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000).

10(s)*1  Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings
         Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ab) to Form 10-K for the year ended
         December 31, 2000).

10(t)*1  Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000).

10(u)*1  Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc.
         and Jonathan Fels (previously filed as Exhibit 10(ad) to Form 10-K for the year ended December 31, 2000).

10(v)*1  Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels
         (previously filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000).

10(w)*1  Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc.
         and Michael Levy (previously filed as Exhibit 10(af) to Form 10-K for the year ended December 31, 2000).

10(x)*1  Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy
         (previously filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000).

10(y)*1  Employment agreement dated March 31, 2001 between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2001).

10(z)*1  Executive Incentive Compensation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001).

11       Computations of earnings per share (filed herewith).

21       Subsidiaries of Registrant (filed herewith).

23       Consent of Independent Certified Public Accountants (filed herewith).

* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1        Employment and Compensation agreements.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     AVATAR HOLDINGS INC. AND SUBSIDIARIES
                             (Dollars in thousands)

                                                Balance at         Charged to                                    Balance at
                                                Beginning          Costs and                                       End of
                                                of Period           Expenses               Deduction               Period
                                                ----------         ----------              ---------             ----------
Year ended December 31, 2001:
  Deducted from asset accounts:
     Deferred gross profit on
       homesite sales                             $ 4,657            $(1,525)(1)            $    79(2)            $ 3,053
     Allowance for doubtful accounts                   48                 --                     17(2)                 31
     Market valuation account                           3                 --                      1(3)                  2
     Valuation allowance for deferred
       tax assets                                  26,000                 --                  1,000                25,000
                                                  -------            -------                -------               -------
            Total                                 $30,708            $(1,525)               $ 1,097               $28,086
                                                  =======            =======                =======               =======

Year ended December 31, 2000:
  Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                            $ 6,857            $(1,998)(1)            $   202(2)            $ 4,657
      Allowance for doubtful accounts                 170                 --                    122(2)                 48
      Market valuation account                          7                 --                      4(3)                  3
      Valuation allowance for deferred
        tax assets                                 30,000                 --                  4,000                26,000
                                                  -------            -------                -------               -------
            Total                                 $37,034            $(1,998)               $ 4,328               $30,708
                                                  =======            =======                =======               =======

Year ended December 31, 1999:
  Deducted from asset accounts:
      Deferred gross profit on
        homesite sales                            $10,532            $(3,320)(1)            $   355(2)            $ 6,857
      Allowance for doubtful accounts                 133                 96                     59(2)                170
      Market valuation account                         13                 --                      6(3)                  7
      Valuation allowance for deferred
        tax assets                                 59,000                 --                 29,000                30,000
                                                  -------            -------                -------               -------
            Total                                 $69,678            $(3,224)               $29,420               $37,034
                                                  =======            =======                =======               =======


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


                                             AVATAR HOLDINGS INC.


Dated: March 21, 2002                        By:  /s/ Charles L. McNairy
                                                -------------------------------
                                                Charles L. McNairy, Executive
                                                Vice President, Treasurer
                                                and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Dated: March 21, 2002               By:  /s/ Gerald D. Kelfer
                                       ----------------------------------------
                                       Gerald D. Kelfer, Director, President,
                                       Vice Chairman of the Board of
                                       Directors, Chief Executive Officer and
                                       Chairman of the Executive Committee

Dated: March 21, 2002               By:  /s/ Michael P. Rama
                                       ----------------------------------------
                                       Michael P. Rama, Controller and Chief
                                       Accounting  Officer

Dated: March 21, 2002               By:  /s/ Milton Dresner
                                       ----------------------------------------
                                       Milton Dresner,  Director and
                                       Audit Committee Member

Dated: March 21, 2002               By:  /s/ Leon Levy
                                       ----------------------------------------
                                       Leon Levy,  Chairman of the Board of
                                       Directors and Executive Committee
                                       Member

Dated: March 21, 2002               By:  /s/ Martin Meyerson
                                       ----------------------------------------
                                       Martin Meyerson,  Director

Dated: March 21, 2002               By:  /s/ Elizabeth Moynihan
                                       ----------------------------------------
                                       Elizabeth Moynihan, Director

Dated: March 21, 2002               By:  /s/ Kenneth T. Rosen
                                       ----------------------------------------
                                       Kenneth T. Rosen, Director and
                                       Chairman of the Audit Committee

Dated: March 21, 2002               By:  /s/ Fred Stanton Smith
                                       ----------------------------------------
                                       Fred Stanton Smith, Director, Executive
                                       Committee Member and
                                       Audit Committee Member

Dated: March 21, 2002               By:  /s/ William G. Spears
                                       ----------------------------------------
                                       William G. Spears, Director

Dated: March 21, 2002               By:  /s/ Beth A. Stewart
                                       ----------------------------------------
                                       Beth A. Stewart, Director and Audit
                                       Committee Member

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

4(a)*    Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as
         Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (previously filed as Exhibit 4(d)
         to Form 10-K for the year ended December 31, 1997).

10(a)*1  Employment Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(g) to the Form 10-K for the year ended December 31, 1996).

10(b)*1  Nonqualified Stock Option Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc.
         and Gerald D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December
         31, 1996).

10(c)*1  Avatar Holdings Inc. 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(k) to
         Form 10-K for the year ended December 31, 1997).

10(d)*   Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy
         (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

10(e)*1  Success Fee Agreement, dated December 7, 1998, by and between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1998).

10(f)*1  Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels
         (previously filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1998).

10(g)*1  First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc.
         and Jonathan Fels (previously filed as Exhibit 10(o) to Form 10-K for the year ended December 31, 1998).

10(h)*1  Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc.
         and Jonathan Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

10(i)*1  Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy
         (previously filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 1998).

10(j)*1  First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc.
         and Michael Levy (previously filed as Exhibit 10(r) to Form 10-K for the year ended December 31, 1998).

10(k)*1  Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc.
         and Michael Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

10(l)*1  Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc.
         and Michael S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

10(m)*1  Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc.
         and Dennis J. Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

10(n)*1  Amended and Restated 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(a) to
         Form 10-Q for the quarter ended June 30, 1999).

10(o)*1  Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999).

10(p)*1  Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and
         Deborah G. Tomusko (previously filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999).

10(q)*1  Employment Agreement, dated as of November 30, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(z) to Form 10-K for the year ended December 31, 2000).

10(r)*1  Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000).

10(s)*1  Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings
         Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ab) to Form 10-K for the year ended
         December 31, 2000).

10(t)*1  Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer
         (previously filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000).

10(u)*1  Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc.
         and Jonathan Fels (previously filed as Exhibit 10(ad) to Form 10-K for the year ended December 31, 2000).

10(v)*1  Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels
         (previously filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000).

10(w)*1  Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc.
         and Michael Levy (previously filed as Exhibit 10(af) to Form 10-K for the year ended December 31, 2000).

10(x)*1  Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy
         (previously filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000).

10(y)*1  Employment agreement dated March 31, 2001 between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2001).

10(z)*1  Executive Incentive Compensation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001).

11       Computations of earnings per share (filed herewith).

21       Subsidiaries of Registrant (filed herewith).

23       Consent of Independent Certified Public Accountants (filed herewith).