Form 10-Q
period 2002-03-31
AVATAR HOLDINGS INC
filed 2002-05-15
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,788,358 shares of Avatar’s common stock ($1.00 par value) were outstanding as of April 30, 2002.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

INDEX

PAGE

PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets — March 31, 2002 and December 31, 2001	3

Consolidated Statements of Operations — Three months ended March 31, 2002 and 2001	4

Consolidated Statements of Cash Flows — Three months ended March 31, 2002 and 2001	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$104,854	$111,773
Restricted cash	1,848	1,010
Contracts and mortgage notes receivable, net	3,122	3,554
Other receivables, net	6,738	4,071
Land and other inventories	178,270	175,058
Property, plant and equipment, net	50,019	50,833
Other assets	20,937	20,773
Deferred income taxes	4,284	3,728

Total Assets	$370,072	$370,800

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$103,064	$107,731
Real estate	634	1,300
Estimated development liability for sold land	18,152	18,375
Accounts payable	2,366	3,589
Accrued and other liabilities	31,799	28,727

Total Liabilities	156,015	159,722

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 9,552,522 shares at March 31, 2002 9,359,522 shares at December 31, 2001	9,553	9,360
Additional paid-in capital	166,619	162,128
Retained earnings	50,434	52,139

	226,606	223,627
Treasury stock, at cost, 764,164 shares	(12,549)	(12,549)

Total Stockholders’ Equity	214,057	211,078

Total Liabilities and Stockholders’ Equity	$370,072	$370,800

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three months ended March 31, 2002 and 2001
(Unaudited)
(Dollars in thousands except per share data)

	2002	2001

Revenues
Real estate sales	$35,912	$32,992
Deferred gross profit	329	394
Interest income	806	1,529
Trading account profit	—	1,579
Other	573	1,025

Total revenues	37,620	37,519

Expenses
Real estate expenses	36,603	31,697
General and administrative expenses	2,583	2,126
Interest expense	883	1,448
Other	380	475

Total expenses	40,449	35,746

(Loss) income before income taxes	(2,829)	1,773

Income tax (benefit) expense	(1,124)	691

Net (loss) income	$(1,705)	$1,082

Basic and Diluted EPS:

Net (loss) income	$(0.20)	$0.13

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three months ended March 31, 2002 and 2001
(Dollars in Thousands)

	2002	2001

OPERATING ACTIVITIES
Net (loss) income	$(1,705)	$1,082
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,481	1,244
Deferred gross profit	(329)	(394)
Unrealized gain on trading account	—	(1,579)
Deferred income taxes	(518)	805
Changes in operating assets and liabilities:
Restricted cash	(838)	137
Principal payments on contracts receivable	1,045	1,141
Receivables	(284)	(271)
Other receivables	(2,667)	1,881
Inventories	(3,810)	42
Other assets	(451)	(11,555)
Accounts payable and accrued and other liabilities	1,954	(2,362)

NET CASH USED IN OPERATING ACTIVITIES	(6,122)	(9,829)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(131)	(962)

NET CASH USED IN INVESTING ACTIVITIES	(131)	(962)

FINANCING ACTIVITIES
Principal payments on long-term borrowings	(666)	(1,193)

NET CASH USED IN FINANCING ACTIVITIES	(666)	(1,193)

DECREASE IN CASH	(6,919)	(11,984)

Cash and cash equivalents at beginning of period	111,773	49,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,854	$37,177

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three months ended March 31, 2002 and 2001
(Dollars in Thousands)

	2002	2001

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Deferred taxes	$(39)	$—
Other assets	$127	$—
Corporate notes	$(4,667)	$—
Accrued and other liabilities	$(105)	$—
Common stock	$193	$—
Additional paid in capital	$4,491	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — (net of amount capitalized of $1,115 and $732 in 2002 and 2001, respectively)	$(979)	$(407)

Income taxes	$700	$—

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheets as of March 31, 2002 and December 31, 2001, and the related consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     For a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2001 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2001 financial statement items have been reclassified to conform to the 2002 presentation.

Earnings Per Share

     Earnings per share is computed based on the weighted average number of shares outstanding of 8,738,867 and 8,405,938 for the three months ended March 31, 2002 and 2001, respectively. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. The computation of earnings per share for the three months ended March 31, 2002 and 2001 did not assume the conversion of the Notes and employee stock options, as the effect of both is antidilutive. There is no difference between basic and diluted earnings per share for these periods.

Repurchase and Exchange of Common Stock and Notes

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the “Notes”) in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2002, none of these authorized expenditures had been made.

Notes to Consolidated Financial Statements (Unaudited) – continued

Repurchase and Exchange of Common Stock and Notes — continued

     During the first quarter of 2002, Avatar exchanged 193,000 shares of its common stock for Notes with a face value of $4,667. Avatar realized a net gain of $41 on these transactions. These transactions were not induced exchanges.

Cash and Cash Equivalents and Restricted Cash

     Avatar considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash comprises primarily of housing deposits from customers that will become available when the housing contracts close.

Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. These assets must be reviewed annually for impairment with this statement. Other intangible assets will continue to be amortized over their useful lives. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Avatar performed the required impairment tests of goodwill as of January 1, 2002 and determined no impairment existed. Application of the provisions of SFAS No. 142 resulted in the elimination of goodwill amortization expense in the first quarter 2002. Results reported for the three months ended March 31, 2001 included goodwill amortization expense of $228.

Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

Land and Other Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2002	2001

Land developed and in process of development	$67,800	$71,185
Land held for future development or sale	20,017	20,017
Dwelling units completed or under construction and community development in process	89,862	83,296
Other	591	560

	$178,270	$175,058

Notes to Consolidated Financial Statements (Unaudited) – continued

Other Assets

     Other assets are summarized as follows:

	March 31,	December 31,
	2002	2001

Prepaid expenses	$6,944	$6,218
Goodwill	2,263	2,263
Deposits	8,020	8,020
Other	3,710	4,272

	$20,937	$20,773

Accrued and Other Liabilities

     Accrued and other liabilities are summarized as follows:

	March 31,	December 31,
	2002	2001

Property taxes and assessments	$965	$1,632
Customer deposits and advances	14,305	10,739
Interest	3,639	2,038
Accrued compensation	2,101	1,895
Contract retention	488	975
Other	10,301	11,448

	$31,799	$28,727

Income Taxes

     The components of income tax (benefit) expense for the three months ended March 31, 2002 and 2001 are as follows:

	March 31,	March 31,
	2002	2001

Current
Federal	$(518)	$(97)
State	(88)	(17)

Total current	(606)	(114)
Deferred
Federal	(443)	688
State	(75)	117

Total deferred	(518)	805

Total income tax (benefit) expense	($1,124)	$691

Notes to Consolidated Financial Statements (Unaudited) — continued

Income Taxes – continued

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of March 31, 2002 and December 31, 2001 are as follows:

	March 31,	December 31,
	2002	2001

Deferred income tax assets
Tax over book basis of land inventory	$21,000	$21,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	3,000	3,000
Other	5,284	4,728

Total deferred income tax assets	30,284	29,728

Valuation allowance for deferred income tax assets	(25,000)	(25,000)

Deferred income tax assets after valuation allowance	5,284	4,728

Deferred income tax liabilities
Book over tax income recognized on homesite sales	(1,000)	(1,000)

Net deferred income taxes	$4,284	$3,728

     A reconciliation of income tax (benefit) expense to the expected income tax (benefit) expense at the federal statutory rate of 35% for the three months ended March 31, 2002 and 2001 is as follows:

	2002	2001

Income tax (benefit) expense computed at statutory rate	$(990)	$621
State income tax (benefit) expense, net of federal effect	(101)	64
Other, net	(33)	6

Income tax (benefit) expense	$(1,124)	$691

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.

Notes to Consolidated Financial Statements (Unaudited) – continued

Financial Information Relating To Industry Segments – continued

     Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana and Solivita in central Florida near Orlando, Harbor Islands on Florida’s east coast and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. Current and planned real estate operations include the following segments: the development, sale and management of an active adult community, Solivita; the development and sale of residential communities (including construction of upscale custom and semi-custom homes, mid-priced single- and multi-family homes); the development, leasing and management of improved commercial and industrial properties; operation of amenities and resorts; cable television operations, title insurance and property management services.

     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,

	2002	2001

Revenues:
Segment revenues
Primary residential communities	$18,682	$22,665
Active adult community	13,706	6,384
Resorts	1,722	1,791
Commercial and industrial and other land sales	577	867
Rental, leasing, cable and other real estate operations	1,149	1,037
All other	375	952

	36,211	33,696
Unallocated revenues
Deferred gross profit	329	394
Interest income	806	1,529
Trading account profit	—	1,579
Other	274	321

Total revenues	$37,620	$37,519

Operating (loss) income:
Segment operating income (loss)
Primary residential communities	$2,104	$4,230
Active adult community	(2,050)	(2,717)
Resorts	(159)	(73)
Commercial and industrial and other land sales	329	568
Rental, leasing, cable and other real estate operations	430	349
All other	(47)	478

	607	2,835
Unallocated income (expenses)
Deferred gross profit	329	394
Interest income	806	1,529
Trading account profit	—	1,579
General and administrative expenses	(2,583)	(2,126)
Interest expense	(883)	(1,448)
Other	(1,105)	(990)

(Loss) income before income taxes	$(2,829)	$1,773

Notes to Consolidated Financial Statements (Unaudited) – continued

Financial Information Relating To Industry Segments – continued

	March 31,	December 31,
Assets:	2002	2001

Segment assets
Primary residential communities	$69,290	$60,113
Active adult community	81,196	83,263
Resorts	4,580	4,565
Commercial and industrial and other land sales	9,751	9,617
Rental, leasing, cable and other real estate operations	4,431	4,452
Unallocated assets	200,824	208,790

Total assets	$370,072	$370,800

(a)	Avatar’s businesses are primarily conducted in the United States.
(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.
(c)	No significant part of the business is dependent upon a single customer or group of customers.
(d)	Arizona utilities do not qualify individually as a separate reportable segment and is included in “All Other”. Also included in “All Other” for the three months ended March 31, 2001, are results of management services and water facility operations, which Avatar retained in Florida.
(e)	There is no interest expense from primary residential communities, active adult community, resorts and rental/leasing included in segment profit/(loss) for the three months ended March 31, 2002 and 2001.
(f)	Included in operating profit/(loss) for the three months ended March 31, 2002 is depreciation expense of $52, $445, $218, $144 and $31 from primary residential communities, active adult community, resorts, rental/leasing and all other, respectively. Included in operating profit/(loss) for the three months ended March 31, 2001 is depreciation expense of $54, $414, $158, $192 and $73 from primary residential communities, active adult community, resorts, rental/leasing and all other, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

RESULTS OF OPERATIONS

     In the preparation of its financial statements, Avatar applies accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of Avatar’s accounting policies, refer to Avatar Holdings Inc. Annual Report on Form 10-K.

     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

     Data from primary residential and active adult communities homebuilding operations for the three months ended March 31, 2002 and 2001 is summarized as follows:

	For the three months ended

	2002	2001

Homes closed
Number of homes	217	146
Aggregate dollar volume	$31,333	$28,346
Average price per home	$144	$194
Homes sold, net
Number of homes	293	240
Aggregate dollar volume	$56,416	$40,046
Average price per home	$193	$167

Backlog	As of March 31,

	2002	2001

Number of homes	614	487
Aggregate dollar volume	$132,812	$83,200
Average price per home	$216	$171

     Results for Solivita included in the above table for the three months ended March 31, 2002 and 2001, are: 125 and 77 contracts written with an aggregate sales volume of $21,232 and $12,470, respectively; 82 and 41 homes closed, generating revenues from Solivita homebuilding operations of $12,987 and $5,851, respectively. Backlog at March 31, 2002 and 2001 totaled 229 units at $38,746 and 188 units at $28,293, respectively.

     Net (loss) income for the three months ended March 31, 2002 and 2001 was ($1,705) or ($0.20) per share and $1,082 or $0.13 per share, respectively. The decrease in net income for the three months ended March 31, 2002, as compared to the same period in 2001, was primarily attributable to a decrease in real estate operating results, interest income and other revenues, an increase in general and administrative expenses and a trading account profit in 2001 of $1,579 from investments in marketable securities, partially mitigated by a decrease in interest expense and other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

RESULTS OF OPERATIONS – continued

     Avatar’s real estate revenues for the three months ended March 31, 2002 increased $2,920 or 8.9% when compared to the same period in 2001. The increase in real estate revenues is generally a result of increased revenues generated from Avatar’s active adult operations partially mitigated by reduced primary residential homebuilding revenues. Primary residential homebuilding revenues decreased $3,983 or 17.8% for the three months ended March 31, 2002 due to decreased closings at Harbor Islands partially mitigated by the increased closings at Poinciana and Rio Rico. Closings from the sales of single family detached homes and attached townhomes commenced during March 2002 on parcels currently under development at Harbor Islands.

     Real estate expenses for the three months ended March 31, 2002 increased $4,906 or 15.5% when compared to the same period in 2001. The increase in real estate expenses for the three months ended March 31, 2002 when compared to the same period in 2001 is generally a result of increased operational expenses from active adult operations partially mitigated by reduced primary residential homebuilding expenses associated with the decreased closings at Harbor Islands.

     Interest income for the three months ended March 31, 2002 decreased $723 or 47.3% when compared to the same period in 2001. This decrease is attributed to lower interest rates and lower interest income earned on contracts receivable.

     Trading account profit of $1,579 was recognized during the three months ended March 31, 2001. Trading account profits or losses represent realized and unrealized gains or losses related to the trading investment portfolio, and include commissions payable to investment brokers.

     General and administrative expenses for the three months ended March 31, 2002 increased $457 or 21.5% as compared to the same period in 2001. The increase is primarily due to accruals for executive compensation related to the restricted stock units granted pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended, and the Cash Bonus Award Agreement pursuant to the Executive Incentive Compensation Plan.

     Interest expense for the three months ended March 31, 2002 decreased $565 or 39.0% when compared to the same period in 2001. The decrease is primarily attributable to an increase in capitalized interest and a reduction of the outstanding debt.

     Other revenues and expenses for the three months ended March 31, 2002 decreased $452 and $95, respectively. These decreases were primarily attributable to the decline in management fees and expenses under a management agreement with water facility operations in Florida.

     Income tax (benefit) expense was provided for at an effective tax rate of 39.7% and 39.0% for the three months ended March 31, 2002 and 2001, respectively. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 1 of Part I of this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

LIQUIDITY AND CAPITAL RESOURCES

     Avatar’s real estate business strategy is designed to capitalize on its distinct competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, upscale custom and semi-custom homes and communities, and commercial and industrial properties in its existing community developments. Avatar also seeks to identify additional sites that are suitable for development consistent with its business strategy and anticipates that it will acquire or develop them directly or through joint venture, partnership or management arrangements. Avatar’s primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult communities, homebuilding construction in process, community infrastructure, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land.

     During the three months ended March 31, 2002, Avatar exchanged $4,667 principal amount of its Notes for 193,000 shares of common stock, reducing the outstanding balance of the Notes to $103,064 as of March 31, 2002. Avatar may consider future exchanges, thereby further reducing the outstanding balance of the Notes. These transactions were not induced exchanges.

     As of March 31, 2002, we had cash and cash equivalents of approximately $104,900. We anticipate that after expenditures for completion of development of Solivita and expenditures related to development at Harbor Islands, we will have sufficient liquidity to enable us to realize opportunities on existing landholdings. Depending upon new real estate or other business opportunities we may identify, we may have sufficient liquidity or we may consider financing alternatives or external borrowings.

     For the three months ended March 31, 2002, net cash used in operating activities amounted to $6,122; primarily as a result of an increase in inventories of $3,810 and other receivables of $2,667, partially offset by an increase in accounts payable and accrued and other liabilities of $1,954. Net cash used in investing activities of $131 resulted from investments in property, plant and equipment. Net cash used in financing activities of $666 resulted from the repayment of notes payable.

     For the three months ended March 31, 2001, net cash used in operating activities amounted to $9,829; primarily as a result of an increase in other assets of $11,555, a decrease in accounts payable and accrued and other liabilities of $2,362, partially offset by principal payments collected on contract receivables and other receivables of $1,141 and $1,881, respectively. Net cash used in investing activities of $962 resulted from investments in property, plant and equipment. Net cash used in financing activities of $1,193 resulted from the repayment of notes payable.

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2002, none of these authorized expenditures had been made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

FORWARD–LOOKING STATEMENTS

     Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting active adult communities and other real estate development; the level of immigration and in-migration to Avatar’s regional market areas; national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; Avatar’s access to future financing; competition; changes in, or the failure or inability to comply with, government regulations; and such other factors as are described in greater detail in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in Avatar’s market risk during the three months ended March 31, 2002. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2001 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

     None

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC

Date:	May 13, 2002	By: /s/ Charles L. McNairy

Charles L. McNairy Executive Vice President, Treasurer and Chief Financial Officer

Date:	May 13, 2002	By: /s/ Michael P. Rama

Michael P. Rama Controller and Chief Accounting Officer