Form 10-Q
period 2002-06-30
AVATAR HOLDINGS INC
filed 2002-08-12
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,788,358 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2002.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

INDEX

Page

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets — June 30, 2002 and December 31, 2001	3

Consolidated Statements of Operations — Six months and three months ended June 30, 2002 and 2001	4

Consolidated Statements of Cash Flows — Six months ended June 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2002	2001

Assets
Cash and cash equivalents	$114,683	$111,773
Restricted cash	1,472	1,010
Contracts and mortgage notes receivable, net	3,149	3,554
Other receivables, net	5,228	4,071
Land and other inventories	171,972	175,058
Property, plant and equipment, net	50,879	50,833
Other assets	19,767	20,773
Deferred income taxes	4,411	3,728

Total Assets	$371,561	$370,800

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$103,064	$107,731
Real estate	634	1,300
Estimated development liability for sold land	18,041	18,375
Accounts payable	2,152	3,589
Accrued and other liabilities	32,773	28,727

Total Liabilities	156,664	159,722
Commitments and Contingencies
Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 9,552,522 shares at June 30, 2002 9,359,522 shares at December 31, 2001	9,553	9,360
Additional paid-in capital	166,739	162,128
Retained earnings	51,154	52,139

	227,446	223,627
Treasury stock, at cost, 764,164 shares	(12,549)	(12,549)

Total Stockholders’ Equity	214,897	211,078

Total Liabilities and Stockholders’ Equity	$371,561	$370,800

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Six and Three months ended June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands except per share data)

	Six Months		Three Months

	2002	2001	2002	2001

Revenues
Real estate sales	$83,281	$69,207	$47,369	$36,215
Deferred gross profit	690	771	361	377
Interest income	1,777	3,158	971	1,629
Trading account profit	—	6,829	—	5,250
Other	1,066	2,151	493	1,126

Total revenues	86,814	82,116	49,194	44,597
Expenses
Real estate expenses	80,410	67,378	43,807	35,681
General and administrative expenses	5,838	5,042	3,255	2,916
Interest expense	1,402	2,771	519	1,323
Other	765	1,001	385	526

Total expenses	88,415	76,192	47,966	40,446

(Loss) income before income taxes	(1,601)	5,924	1,228	4,151
Income tax (benefit) expense	(616)	2,411	508	1,720

Net (loss) income	($985)	$3,513	$720	$2,431

Basic and Diluted EPS:
Net (loss) income	($0.11)	$0.42	$0.08	$0.29

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the Six months ended June 30, 2002 and 2001
(Dollars in Thousands)

	2002	2001

OPERATING ACTIVITIES
Net (loss) income	($985)	$3,513
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,826	2,801
Deferred gross profit	(690)	(771)
Trading account (profit)	—	(6,829)
Deferred income taxes	(616)	2,411
Changes in operating assets and liabilities:
Restricted cash	(462)	(220)
Principal payments on contracts receivable	1,941	2,015
Receivables	(846)	(248)
Other receivables	(1,157)	1,162
Inventories	2,069	(699)
Other assets	598	(9,957)
Accounts payable and accrued and other liabilities	2,806	(2,646)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,484	(9,468)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,908)	(2,068)
Proceeds from sale of marketable securities	—	55,806

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,908)	53,738

FINANCING ACTIVITIES
Principal payments on revolving lines of credit and long-term borrowings	(666)	(1,193)

NET CASH USED IN FINANCING ACTIVITIES	(666)	(1,193)

INCREASE IN CASH	2,910	43,077
Cash and cash equivalents at beginning of period	111,773	49,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,683	$92,238

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the Six months ended June 30, 2002 and 2001
(Dollars in Thousands)

	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash financing activities were as follows:
Corporate notes	$(4,667)	$—
Common stock	$193	$—
Additional paid in capital	$4,611	$—
Cash paid for interest and income taxes were as follows:
Interest — (net of amount capitalized of $2,579 and $1,588 in 2002 and 2001, respectively)	$1,164	$2,671

Income taxes	$700	$—

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheets as of June 30, 2002 and December 31, 2001, and the related consolidated statements of operations for the six and three month periods ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     For further information and a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2001 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2001 financial statement items have been reclassified to conform to the 2002 presentation.

Earnings Per Share

     Earnings per share is computed based on the weighted average number of shares outstanding of 8,763,749 and 8,788,358 for the six and three months ended June 30, 2002, respectively; and 8,405,938 for the six and three months ended June 30, 2001. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with GAAP, the computation of earnings per share for the six and three months ended June 30, 2002 and 2001 did not assume the conversion of the 7% Convertible Subordinated Notes (Notes) and the exercise of employee stock options because the effect is not dilutive. There is no difference between basic and diluted earnings per share for these periods.

Exchange of Notes

     During the first quarter of 2002, Avatar exchanged 193,000 shares of its common stock for Notes with a face value of $4,667. Avatar realized a net gain of $41 on these transactions. These transactions were not induced exchanges.

Notes to Consolidated Financial Statements (Unaudited) — continued

Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. These assets must be reviewed annually for impairment with this statement. Other intangible assets will continue to be amortized over their useful lives. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Avatar performed the required impairment tests of goodwill as of January 1, 2002 and determined no impairment existed. Application of the provisions of SFAS No. 142 resulted in the elimination of goodwill amortization expense as of January 1, 2002. Results reported for the six and three months ended June 30, 2001 included goodwill amortization expense of $455 and $227, respectively.

Land and Other Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2002	2001

Land developed and in process of development	$62,850	$71,185
Land held for future development or sale	19,827	20,017
Dwelling units completed or under construction and community development in process	88,693	83,296
Other	602	560

	$171,972	$175,058

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.

Notes to Consolidated Financial Statements (Unaudited) — continued

Financial Information Relating To Industry Segments

     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2002 and 2001:

	Six Months		Three Months

	2002	2001	2002	2001

Revenues:
Segment revenues
Primary residential communities	$50,805	$47,046	$32,123	$24,381
Active adult community	23,319	14,499	9,613	8,115
Resorts	3,356	3,523	1,634	1,732
Commercial/industrial and other land sales	3,301	1,264	2,724	397
Rental, leasing, cable and other real estate operations	2,372	2,208	1,223	1,171
All other	816	1,979	441	1,027

	83,969	70,519	47,758	36,823
Unallocated revenues
Deferred gross profit	690	771	361	377
Interest income	1,777	3,158	971	1,629
Trading account profit	—	6,829	—	5,250
Other	378	839	104	518

Total revenues	$86,814	$82,116	$49,194	$44,597

Operating income (loss):
Segment operating income (loss)
Primary residential communities	$8,421	$8,017	$6,317	$3,787
Active adult community	(4,634)	(4,979)	(2,584)	(2,262)
Resorts	(479)	(400)	(320)	(327)
Commercial/industrial and other land sales	968	399	639	(169)
Rental, leasing, cable and other real estate operations	821	769	391	420
All other	10	978	57	500

	5,107	4,784	4,500	1,949
Unallocated income (expenses)
Deferred gross profit	690	771	361	377
Interest income	1,777	3,158	971	1,629
Trading account profit (loss)	—	6,829	—	5,250
General and administrative expenses	(5,838)	(5,042)	(3,255)	(2,916)
Interest expense	(1,402)	(2,771)	(519)	(1,323)
Other	(1,935)	(1,805)	(830)	(815)

(Loss) income before income taxes	($1,601)	$5,924	$1,228	$4,151

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

RESULTS OF OPERATIONS

     In the preparation of its financial statements, Avatar applies accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of Avatar’s accounting policies, refer to Avatar Holdings Inc.’s Annual Report on Form 10-K.

     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

     Data from primary residential and active adult community homebuilding operations for the six and three months ended June 30, 2002 and 2001 are summarized as follows:

	Six Months		Three Months

	2002	2001	2002	2001

Units closed
Number of units	441	332	224	186
Aggregate dollar volume	$71,982	$60,016	$40,649	$31,670
Average price per unit	$163	$181	$181	$170
Units sold, net
Number of units	577	497	284	257
Aggregate dollar volume	$109,315	$81,127	$52,899	$41,081
Average price per unit	$189	$163	$186	$160

	June 30,

	2002	2001

Backlog
Number of units	674	558
Aggregate dollar volume	$145,062	$92,611
Average price per unit	$215	$166

     Results for Avatar’s active adult community, Solivita, included in the above table for the six and three months ended June 30, 2002, are: 238 and 113 contracts written with an aggregate sales volume of $41,047 and $19,815, respectively; 135 and 53 homes closed, generating revenues from Solivita homebuilding operations of $22,034 and $9,047, respectively. Results for Solivita included in the above table for the six and three months ended June 30, 2001, are: 150 and 73 contracts written with an aggregate sales volume of $25,219 and $12,749, respectively; 95 and 54 homes closed, generating revenues from Solivita homebuilding operations of $13,579 and $7,728, respectively. Backlog at June 30, 2002 and 2001 totaled 289 units at $49,514 and 207 units at $33,314, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS — continued

     Net (loss) income for the six and three months ended June 30, 2002 was ($985) or ($0.11) per share and $720 or $0.08 per share, respectively, compared to net income of $3,513 or $0.42 per share and $2,431 or $0.29 per share for the same periods of 2001. The decreases in net income for the six and three month periods are primarily attributable to trading account profits in 2001 of $6,829 and $5,250, respectively; decreases in interest income and other revenues and increases in general and administrative expenses, partially mitigated by increases in real estate operating results and decreases in interest expense and other expenses.

     Real estate revenues for the six and three months ended June 30, 2002 increased $14,074 or 20.3% and $11,154 or 30.8%, respectively, when compared to the same periods of 2001. These increases are generally a result of increased revenues generated from active adult community operations, primary residential communities operations and commercial/industrial and other land sales. Revenues from active adult community operations for the six and three months ended June 30, 2002 increased $8,820 or 60.8% and $1,498 or 18.5%, respectively, when compared to the same periods of 2001, due to increased revenues from closings and amenity operations. Revenues from primary residential communities operations increased $3,759 or 8.0% and $7,742 or 31.8%, respectively, when compared to the same periods of 2001, due to increased closings at Poinciana and Rio Rico, as well as increased closings at Harbor Islands for the three months ended June 30, 2002. Closings at Harbor Islands, from sales of single-family detached homes and attached townhomes on parcels currently under development, commenced during March 2002.

     Real estate expenses for the six and three months ended June 30, 2002, increased by $13,032 or 19.3% and $8,126 or 22.8%, respectively, when compared to the same periods in 2001. These increases are generally a result of increased expenses generated from active adult community operations, primary residential communities operations and costs associated with commercial/industrial and other land sales.

     Trading account profit of $6,829 and $5,250 was recognized during the six and three months ended June 30, 2001, respectively. Trading account profits or losses represent realized and unrealized gains or losses related to the trading investment portfolio, and include commissions payable to investment brokers.

     Interest income for the six and three months ended June 30, 2002 decreased $1,381 or 43.7% and $658 or 40.4%, respectively, when compared to the same periods in 2001. These decreases are attributed to lower interest rates and lower interest income earned on a declining principal balance of contracts receivable.

     General and administrative expenses for the six and three months ended June 30, 2002 increased $796 or 15.8% and $339 or 11.6%, respectively, as compared to the same periods in 2001. These increases are primarily due to accruals for executive compensation related to the Cash Bonus Award Agreement pursuant to the Executive Incentive Compensation Plan and the restricted stock units granted pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS — continued

     Interest expense for the six and three months ended June 30, 2002 decreased $1,369 or 49.4% and $804 or 60.8%, respectively, when compared to the same periods in 2001. These decreases are primarily attributable to an increase in capitalized interest and a reduction of the outstanding debt.

     Other revenues and expenses for the six months ended June 30, 2002 decreased $1,085 and $236, respectively, and for the three months ended June 30, 2002 decreased $633 and $141, respectively. These decreases were primarily attributable to the decline in management fees and expenses under a management agreement with water facility operations in Florida.

     Income tax (benefit) expense was provided for at an effective tax rate of 38.5% and 41.4% for the six and three months ended June 30, 2002, respectively, as compared to an effective tax rate of 40.7% and 41.4% for the six and three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Avatar’s real estate business strategy is designed to capitalize on its distinct competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, upscale semi-custom homes and communities, and commercial and industrial properties in its existing community developments. Avatar also seeks to identify additional sites that are suitable for development consistent with its business strategy and anticipates that it will acquire or develop them directly or through joint venture, partnership or management arrangements. Avatar’s primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land.

     During the first quarter of 2002, Avatar exchanged $4,667 principal amount of its Notes for 193,000 shares of common stock, reducing the outstanding balance of the Notes to $103,064 as of June 30, 2002. Avatar may consider future exchanges, thereby further reducing the outstanding balance of the Notes. These transactions were not induced exchanges.

     Cash and cash equivalents as of June 30, 2002 was $114,683. We anticipate that after expenditures for completion of development of Solivita and expenditures related to development at Harbor Islands, we will have sufficient liquidity to enable us to realize opportunities on existing landholdings. Depending upon new real estate or other business opportunities we may identify, we may have sufficient liquidity or we may consider financing alternatives or external borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

LIQUIDITY AND CAPITAL RESOURCES — continued

     For the six months ended June 30, 2002, net cash provided by operating activities amounted to $5,484, generally as a result of an increase in accounts payable and accrued and other liabilities of $2,806 and a decrease in inventories of $2,069, partially mitigated by an increase in other receivables of $1,157. Net cash used in investing activities of $1,908 resulted from investments in property, plant and equipment. Net cash used in financing activities of $666 resulted from the repayment of notes payable.

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

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2002, none of these authorized expenditures had been made.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in Avatar’s market risk during the six months ended June 30, 2002. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2001 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Avatar’s Annual Meeting of Stockholders was held on May 30, 2002, in Coral Gables, Florida, for the purpose of electing ten directors and approving the appointment of Ernst & Young LLP, independent accountants, as auditors for the year ending December 31, 2002; Proxies were solicited from holders of 8,788,358 outstanding shares of Common Stock as of the close of business on April 1, 2002, as described in Avatar’s Proxy Statement dated April 30, 2002. All of management’s nominees for directors were elected and the appointment of Ernst & Young LLP was approved by the following votes:

ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD

Leon Levy	8,514,699	29,013
Eduardo A. Brea	8,512,378	31,334
Milton H. Dresner	8,512,299	31,413
Gerald Kelfer	8,511,674	32,038
Martin Meyerson	8,514,699	29,013
Elizabeth B. Moynihan	8,508,663	35,049
Kenneth T. Rosen	8,512,432	31,280
Fred Stanton Smith	8,513,199	30,513
William G. Spears	8,513,932	29,780
Beth A. Stewart	8,080,892	462,820

APPOINTMENT OF INDEPENDENT ACCOUNTANTS

Shares Voted	Shares Voted	Shares
FOR	AGAINST	ABSTAINED

8,528,128	11,910	3,674

Item 6. Exhibits and Reports on Form 8-K

Exhibits

99.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (filed herewith)

99.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (filed herewith)

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: August 12, 2002	By: /s/ Charles L. McNairy

Charles L. McNairy Executive Vice President, Treasurer and Chief Financial Officer

Date: August 12, 2002	By: /s/ Michael P. Rama

Michael P. Rama Controller and Chief Accounting Officer