Form 10-Q
period 2002-09-30
AVATAR HOLDINGS INC
filed 2002-11-13
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

or

☐ Transition Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934
For the transition period from
_______ to ________

Commission file number 0-7616

I.R.S. Employer Identification Number 23-1739078

Avatar Holdings Inc.

(a Delaware Corporation)
201 Alhambra Circle
Coral Gables, Florida 33134
(305) 442-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,788,358 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2002.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

INDEX

		PAGE

PART I	Financial Information

	Item 1. Financial Statements (Unaudited)

	Consolidated Balance Sheets — September 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations — Nine months and three months ended September 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows — Nine months ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4. Controls and Procedures	14

PART II	Other Information

	Item 6. Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)
(Dollars in thousands)

	September 30,	December 31, 31,
	2002	2001

Assets
Cash and cash equivalents	$117,227	$111,773
Restricted cash	1,828	1,010
Contracts and mortgage notes receivable, net	2,374	3,554
Other receivables, net	4,867	4,071
Land and other inventories	192,414	174,890
Property, plant and equipment, net	48,693	48,011
Other assets	8,635	20,773
Deferred income taxes	4,447	3,728
Assets of discontinued operations	2,741	2,990

Total Assets	$383,226	$370,800

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$103,064	$107,731
Real estate	6,891	1,300
Estimated development liability for sold land	18,838	18,375
Accounts payable	2,653	3,589
Accrued and other liabilities	37,001	28,727

Total Liabilities	168,447	159,722
Commitments and Contingencies
Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 9,552,522 shares at September 30, 2002, 9,359,522 shares at December 31, 2001	9,553	9,360
Additional paid-in capital	167,012	162,128
Retained earnings	50,763	52,139

	227,328	223,627
Treasury stock, at cost, 764,164 shares	(12,549)	(12,549)

Total Stockholders’ Equity	214,779	211,078

Total Liabilities and Stockholders’ Equity	$383,226	$370,800

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Nine and Three months ended September 30, 2002 and 2001
(Unaudited)
(Dollars in thousands except per share data)

	Nine Months		Three Months

	2002	2001	2002	2001

Revenues
Real estate sales	$125,200	$103,328	$45,223	$37,496
Deferred gross profit	965	1,154	275	383
Interest income	2,709	4,875	932	1,717
Trading account profit	—	6,829	—	—
Other	1,586	3,165	520	1,014

Total revenues	130,460	119,351	46,950	40,610
Expenses
Real estate expenses	118,564	97,099	41,777	33,479
General and administrative expenses	9,072	7,542	3,234	2,500
Interest expense	2,885	3,771	1,483	1,000
Other	1,185	1,463	420	462

Total expenses	131,706	109,875	46,914	37,441

(Loss) income from continuing operations before income taxes	(1,246)	9,476	36	3,169
Income tax (benefit) expense	(480)	3,827	14	1,257

(Loss) income from continuing operations	(766)	5,649	22	1,912
Discontinued operations:
Loss from operations of discontinued operations	(991)	(968)	(672)	(585)
Income tax benefit	(381)	(391)	(259)	(232)

Loss on discontinued operations	(610)	(577)	(413)	(353)
Net (loss) income	($1,376)	$5,072	($391)	$1,559

Basic and Diluted EPS:
(Loss) income from continuing operations	($0.09)	$0.67	$0.00	$0.22

Loss on discontinued operations	($0.07)	($0.07)	($0.05)	($0.04)

Net (loss) income	($0.16)	$0.60	($0.05)	$0.18

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the Nine months ended September 30, 2002 and 2001
(Dollars in Thousands)

	2002	2001

OPERATING ACTIVITIES
Net (loss) income	($1,376)	$5,072
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,139	3,839
Deferred gross profit	(965)	(1,154)
Trading account (profit)	—	(6,829)
Deferred income taxes	(861)	(1,569)
Changes in operating assets and liabilities:
Restricted cash	(818)	(471)
Principal payments on contracts receivable	2,991	2,840
Receivables	(846)	(650)
Other receivables	(796)	1,381
Inventories	(401)	(4,872)
Other assets	1,929	(9,609)
Accounts payable and accrued and other liabilities	7,827	3,057
Discontinued operations	249	350

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,072	(8,615)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(2,775)	(1,642)
Investment in acquisition of property	(2,177)	—
Proceeds from sale of marketable securities	—	55,806

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,952)	54,164

FINANCING ACTIVITIES
Principal payments on revolving lines of credit and long-term borrowings	(666)	(1,193)

NET CASH USED IN FINANCING ACTIVITIES	(666)	(1,193)

INCREASE IN CASH	5,454	44,356
Cash and cash equivalents at beginning of period	111,773	49,161

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,227	$93,517

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

For the Nine months ended September 30, 2002 and 2001
(Dollars in Thousands)

	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash financing activities were as follows:
Land and other inventories	$16,212	$—
Other assets	($9,765)	$—
Corporate notes	($4,667)	($3,436)
Real estate debt	$6,257	$—
Common stock	$193	$141
Additional paid in capital	$4,884	$3,836
Cash paid for interest and income taxes were as follows:
Interest — (net of amount capitalized of $3,078 and $2,816 in 2002 and 2001, respectively)	$662	$1,443

Income taxes	$700	$—

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheets as of September 30, 2002 and December 31, 2001, and the related consolidated statements of operations for the nine and three month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     For further information and a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2001 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2001 financial statement items have been reclassified to conform to the 2002 presentation.

Earnings Per Share

     Earnings per share is computed based on the weighted average number of shares outstanding of 8,772,042 and 8,788,358 for the nine and three months ended September 30, 2002, respectively; and 8,431,759 and 8,482,559 for the nine and three months ended September 30, 2001. Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with GAAP, the computation of earnings per share for the nine and three months ended September 30, 2002 and 2001 did not assume the conversion of the 7% Convertible Subordinated Notes (Notes) and the exercise of employee stock options because the effect is not dilutive. There is no difference between basic and diluted earnings per share for these periods.

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

Notes to Consolidated Financial Statements (Unaudited) – continued

Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. These assets must be reviewed annually to ascertain impairment in accordance with this Statement. Other intangible assets will continue to be amortized over their useful lives. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Avatar performed the required impairment tests of goodwill as of January 1, 2002 and determined no impairment existed. Application of the provisions of SFAS No. 142 resulted in the elimination of goodwill amortization expense as of January 1, 2002. Results reported for the nine and three months ended September 30, 2001 included goodwill amortization expense of $739 and $284, respectively.

Land and Other Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2002	2001

Land developed and in process of development	$73,309	$71,185
Land held for future development or sale	19,390	20,017
Dwelling units completed or under construction and community development in process	99,249	83,296
Other	466	392

	$192,414	$174,890

     During the third quarter of 2002, Avatar closed on the acquisition of property in the community of Cory Lakes in Tampa, Florida, at a purchase price approximating $15,053 including a prior deposit of $6,429. The balance paid at closing approximated: $2,177 of cash, assumption of $3,492 Community Development District obligations and a purchase money note and mortgage of $2,765.

Subsequent Events

     On October 17, 2002, Avatar closed on the sale of substantially all of the assets of the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500, subject to certain adjustments. As of September 30, 2002 and December 31, 2001, the assets of the Rio Rico Resort and golf course are classified as held for sale. In addition, the operating results for the nine and three months ended September 30, 2002 and 2001 have been reported as discontinued operations. The sales transaction will result in a pre-tax gain of approximately $2,500 and will be classified in Avatar’s consolidated statement of operations for the year ending December 31, 2002 as a gain from the sale of discontinued operations. The assets of the discontinued operations included in the accompanying consolidated balance sheets as of September 30, 2002 and 2001 consists of property, plant and equipment of $2,615 and $2,822, respectively, and inventories of $126 and $168, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

Subsequent Event – continued

     On October 30, 2002, Avatar closed on the sale of its remaining 692-acre tract in Cape Coral, Florida, at a sales price of approximately $9,000. This sale will result in a pre-tax gain from continuing operations of approximately $7,600 for the year ending December 31, 2002.

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.

Financial Information Relating To Industry Segments

     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2002 and 2001:

	Nine Months		Three Months

	2002	2001	2002	2001

Revenues:
Segment revenues
Primary residential communities	$82,257	$61,340	$31,452	$14,294
Active adult community	35,101	24,843	11,782	10,344
Commercial/industrial and other land sales	3,803	11,897	502	10,633
Rental, leasing, cable and other real estate operations	3,662	3,411	1,290	1,203
All other	1,322	3,068	453	941

	126,145	104,559	45,479	37,415
Unallocated revenues
Deferred gross profit	965	1,154	275	383
Interest income	2,709	4,875	932	1,717
Trading account profit	—	6,829	—	—
Other	641	1,934	264	1,095

Total revenues	$130,460	$119,351	$46,950	$40,610

Operating income (loss):
Segment operating income (loss)
Primary residential communities	$14,443	$8,572	$6,022	$555
Active adult community	(6,603)	(7,008)	(1,969)	(2,030)
Commercial/industrial and other land sales	1,123	6,614	155	6,215
Rental, leasing, cable and other real estate operations	1,152	1,068	331	299
All other	(209)	1,347	(59)	386

	9,906	10,593	4,480	5,425
Unallocated income (expenses)
Deferred gross profit	965	1,154	275	383
Interest income	2,709	4,875	932	1,717
Trading account profit	—	6,829	—	—
General and administrative expenses	(9,072)	(7,542)	(3,234)	(2,500)
Interest expense	(2,885)	(3,771)	(1,483)	(1,000)
Other	(2,869)	(2,662)	(934)	(856)

(Loss) income from continuing operations before income taxes	($1,246)	$9,476	$36	$3,169

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

     Data from primary residential and active adult community homebuilding operations for the nine and three months ended September 30, 2002 and 2001 are summarized as follows:

	Nine Months		Three Months

	2002	2001	2002	2001

Units closed
Number of units	685	521	244	189
Aggregate dollar volume	$114,268	$84,396	$42,286	$24,380
Average price per unit	$166	$162	$173	$129
Units sold, net
Number of units	903	715	326	218
Aggregate dollar volume	$163,551	$113,972	$54,237	$32,845
Average price per unit	$181	$159	$166	$151

	September 30,

	2002	2001

Backlog
Number of units	756	587
Aggregate dollar volume	$157,013	$101,076
Average price per unit	$208	$172

     Results for Avatar’s active adult community, Solivita, included in the above table for the nine and three months ended September 30, 2002, are: 357 and 119 contracts written with an aggregate sales volume of $60,740 and $19,693, respectively; 204 and 69 homes closed, generating revenues from Solivita homebuilding operations of $33,277 and $11,243, respectively. Results for Solivita included in the above table for the nine and three months ended September 30, 2001, are: 221 and 71 contracts written with an aggregate sales volume of $36,920 and $11,701, respectively; 159 and 64 homes closed, generating revenues from Solivita homebuilding operations of $23,459 and $9,880, respectively. Backlog at September 30, 2002 and 2001 totaled 339 units at $57,964 and 214 units at $35,135, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS – continued

     Net loss for the nine and three months ended September 30, 2002 was $1,376 or $0.16 per share and $391 or $0.05 per share, respectively, compared to net income of $5,072 or $0.60 per share and $1,559 or $0.18 per share for the same periods of 2001. The decrease in net income for the nine months is primarily attributable to trading account profits in 2001 of $6,829. In addition, the decrease in net income for the nine and three months is attributable to decreases in interest income and other revenues and increases in general and administrative expenses, partially mitigated by increases in real estate operating results and decreases in other expenses.

     Real estate revenues for the nine and three months ended September 30, 2002 increased $21,872 or 21.2% and $7,727 or 20.6%, respectively, when compared to the same periods of 2001. These increases are generally a result of increased revenues generated from active adult community operations and primary residential communities operations, partially mitigated by the sale of the Natoma tract located in Woodland Hills, California in July 2001. Revenues from active adult community operations for the nine and three months ended September 30, 2002 increased $10,258 or 41.2% and $1,438 or 13.9%, respectively, when compared to the same periods of 2001, due to increased revenues from closings and amenity operations. Revenues from primary residential communities operations increased $20,917 or 34.1% and $17,158 or 120%, respectively, when compared to the same periods of 2001, due to increased closings at Poinciana, Harbor Islands and Rio Rico.

     Real estate expenses for the nine and three months ended September 30, 2002, increased by $21,465 or 22.1% and $8,298 or 24.8%, respectively, when compared to the same periods in 2001. These increases are generally a result of increased expenses generated from active adult community operations and primary residential communities operations.

     Trading account profit of $6,829 was recognized during the nine months ended September 30, 2001. Trading account profits or losses represent realized and unrealized gains or losses related to the trading investment portfolio, and include commissions payable to investment brokers.

     Interest income for the nine and three months ended September 30, 2002 decreased $2,166 or 44.4% and $785 or 45.7%, respectively, when compared to the same periods in 2001. These decreases are attributed to lower interest rates and lower interest income earned on a declining principal balance of contracts receivable.

     General and administrative expenses for the nine and three months ended September 30, 2002 increased $1,530 or 20.3% and $734 or 29.4%, respectively, as compared to the same periods in 2001. These increases are primarily due to accruals for executive compensation related to the Cash Bonus Award Agreement pursuant to the Executive Incentive Compensation Plan and the restricted stock units granted pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended. Exclusive of such accruals, general and administrative expenses increased $237 or 3.4% and $314 or 13.3% for the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS – continued

     Interest expense for the nine and three months ended September 30, 2002 decreased $886 or 23.5% and increased $483 or 48.3%, respectively, when compared to the same periods in 2001. The decrease for the nine months is primarily attributable to an increase in capitalized interest and a reduction of the outstanding debt. The increase for the three months is primarily attributable to a decrease in capitalized interest.

     Other revenues and expenses for the nine months ended September 30, 2002 decreased $1,579 and $278, respectively, and for the three months ended September 30, 2002 decreased $494 and $42, respectively, compared to the same periods in 2001. These decreases were primarily attributable to the decline in management fees and expenses under a management agreement for water facility operations in Florida.

     Income tax (benefit) expense was provided for at an effective tax rate of 38.5% and 38.9% for the nine and three months ended September 30, 2002, respectively, as compared to an effective tax rate of 40.4% and 39.7% for the nine and three months ended September 30, 2001.

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

     During the third quarter of 2002, Avatar closed on the acquisition of property in the community of Cory Lakes in Tampa, Florida, at a purchase price approximating $15,053 including a prior deposit of $6,429. The balance paid at closing approximated: $2,177 of cash, assumption of $3,492 Community Development District obligations and a purchase money note and mortgage of $2,765.

     During the first quarter of 2002, Avatar exchanged $4,667 principal amount of its Notes for 193,000 shares of common stock, reducing the outstanding balance of the Notes to $103,064 as of September 30, 2002. Avatar may consider future exchanges, thereby further reducing the outstanding balance of the Notes. These transactions were not induced exchanges.

     Cash and cash equivalents as of September 30, 2002 was $117,227. We anticipate that after expenditures for completion of development of Solivita and expenditures related to development at Harbor Islands, we will have sufficient liquidity to enable us to realize

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data) – continued

LIQUIDITY AND CAPITAL RESOURCES — continued

opportunities on existing landholdings. Depending upon new real estate or other business opportunities we may identify, we may have sufficient liquidity or we may consider financing alternatives or external borrowings.

     On October 17, 2002, Avatar closed on the sale of substantially all of the assets of the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500, subject to certain adjustments. The sales transaction will result in a pre-tax gain of approximately $2,500. In addition, on October 30, 2002, Avatar closed on the sale of its remaining 692-acre tract in Cape Coral, Florida, at a sales price of approximately $9,000. This sale will result in a pre-tax gain of approximately $7,600 for the year ending December 31, 2002. Reference is made to the Subsequent Events section of the notes to the accompanying consolidated financial statements for additional information about these transactions.

     For the nine months ended September 30, 2002, net cash provided by operating activities amounted to $11,072, generally as a result of an increase in accounts payable and accrued and other liabilities of $7,827 and principal collected on contracts receivable of $2,991. Net cash used in investing activities of $4,952 resulted from investments in property, plant and equipment of $2,775 and $2,177 used in the acquisition of the Cory Lakes property. Net cash used in financing activities of $666 resulted from the repayment of notes payable.

     For the nine months ended September 30, 2001, net cash used in operating activities amounted to $8,615, mainly as a result of an increase in other assets and inventories of $9,609 and $4,872, respectively, partially mitigated by principal collected on contracts receivable of $2,840. Net cash provided by investing activities of $54,164 resulted from proceeds from marketable securities of $55,806 partially offset by investments in property, plant and equipment of $1,642. Net cash used in financing activities of $1,193 resulted from the repayment of real estate notes payable.

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2002, none of these authorized expenditures had been made.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in Avatar’s market risk during the nine months ended September 30, 2002. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2001 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     a) Based on their evaluation of Avatar’s disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, Avatar’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, Avatar’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

    b) There have been no significant changes in Avatar’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

99.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (filed herewith)

99.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (filed herewith)

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: November 12, 2002	By: /s/ Charles L. McNairy

Charles L. McNairy Executive Vice President, Treasurer and Chief Financial Officer

Date: November 12, 2002	By: /s/ Michael P. Rama

Michael P. Rama Controller and Chief Accounting Officer

CERTIFICATIONS

I, Gerald D. Kelfer, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Avatar Holdings Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Gerald D. Kelfer

Gerald D. Kelfer President and Chief Executive Officer

I, Charles L. McNairy, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Avatar Holdings Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Charles L. McNairy

Charles L. McNairy Executive Vice President, Treasurer and Chief Financial Officer

Exhibit Index

99.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (filed herewith)

99.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (filed herewith)