Form 10-K
period 2002-12-31
AVATAR HOLDINGS INC
filed 2003-03-27
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 — Commission File Number 0-7616

AVATAR HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1739078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Alhambra Circle, Coral Gables, Florida	33134

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(305) 442-7000

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

Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [X] No [  ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $250,526,156 as of June 30, 2002.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, $1.00 par value, issued and outstanding.

    As of March 20, 2003, there were 8,550,900 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

AVATAR HOLDINGS INC.

2002 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

     Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate development; the level of immigration and in-migration to the regional market areas; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; and other factors as are described at the end of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

     Dollar amounts specified herein are in thousands, except for per share amounts or as otherwise indicated.

PART I

Item 1. Business

General

     Avatar is engaged in real estate operations. Currently, our primary activities include the development of an active adult community and primary residential communities in Florida and a residential community in Arizona. We recently entered into a joint venture for development of a highrise condominium in Hollywood, Florida.

     Our primary residential community development activities include semi-custom and mid-priced homebuilding. We also engage in a variety of other activities, including the operation of amenities, the development, leasing and management of improved commercial properties, the sale of industrial properties, cable television operations, title insurance agency, and water and wastewater utilities operation at Rio Rico, Arizona.

     Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).

Item 1. Business – continued

Business Strategy

     Our primary business strategy continues to be the development of lifestyle communities, primarily active adult, semi-custom and mid-priced residential communities, some of which are gated. We also build homes on scattered lots within our Poinciana and Rio Rico communities. We have been developing communities on our existing land portfolio and recently expanded our operations to newly-acquired land parcels and a joint venture for development of a highrise condominium project. We anticipate further expansion, either through direct investments in real estate or through joint ventures or management arrangements. We may also pursue other opportunities unrelated to our current operations.

     As part of our ongoing plan to reposition our operations and increase our liquidity, from time to time we dispose of historical non-core assets that we believe do not represent significant long-term opportunities for Avatar. During 2002, we sold the Rio Rico Resort and golf course and substantially all of our remaining land in Cape Coral, Golden Gate and Leisure Lakes, Florida.

     In 2002, we commenced development of property adjacent to Poinciana, Florida; exercised options to acquire a residential parcel in Tampa, Florida; signed a contract to purchase additional acreage in Poinciana; entered into a joint venture for development and construction of a highrise condominium in Hollywood, Florida; and expanded our title insurance agency in Florida.

     We are actively pursuing other long-term investment and business opportunities. Future opportunities may be in those real estate businesses in which we are presently engaged or may extend to other real estate activities or unrelated businesses.

Real Estate Operations

     Active Adult Community Development

     Recognizing the potential of highly amenitized communities to accommodate the active lifestyles of retirees and pre-retirees, in 1998 we commenced the design and development of an active adult community, Solivita, within our Central Florida master-planned community of Poinciana.

     We developed recreation and service facilities, approximating 100,000 square feet, which include a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café/newsstand and other meeting and theater facilities. We also developed a Ron Garl-designed 18-hole golf course, which incorporates many of the property’s natural and manmade environmental features. The community’s active park houses a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts. Future plans may include the development and construction of additional recreation and service facilities.

     We have financed development and construction of Solivita through available capital. In addition, we formed a Community Development District that issued tax-exempt bonds to own, fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

     The 3,300-acre Solivita community incorporates the natural topography of the land, its natural resources including more than 1,200 acres of wetlands and an oak hammock. The community, designed to accommodate in excess of 4,000 homes, opened during the second quarter of 2000. From inception, 600 homes have been closed, and approximately 1,000 individuals resided in the community, as of December 31, 2002.

Item 1. Business – continued

     Primary Residential Community Development

     Our primary residential community development includes construction of mid-priced homes, both on scattered lots and on contiguous parcels as part of planned communities, within our existing Poinciana, Florida, and Rio Rico, Arizona, communities. Our primary residential operations also include the development and construction of semi-custom homes within our Harbor Islands, Florida, community. In May 2002, we commenced development of our Central Florida community of Bellalago which opened for sales in late 2002. We have also commenced development at the recently-acquired parcel within Cory Lake Isles, in Tampa, Florida.

     Commercial and Industrial, Resorts and Other Real Estate Operations

     The lease to a third party operator for the golf course in Poinciana expired in March 2002, at which time we closed the course for renovations and upgrade. We closed on the sale of the Rio Rico Resort and golf course in October 2002. We continue to realize revenues through rental and other operations, including a small community shopping center in each of Poinciana and Rio Rico, the marina at Harbor Islands, cable television operations at Poinciana, recreational facilities and title insurance agency operations.

     At Poinciana, Avatar is in position to capitalize on the need for additional commercial and industrial facilities created by population growth within the community and surrounding areas. Negotiations during 2002 resulted in the sale early in 2003 of a 150-acre site to Lowe’s Home Improvement Warehouse for construction of a 1.3 million square foot state-of-the-art regional distribution center.

     In October 2002, Avatar entered into a contract for sale to Wal-Mart Stores East, L.P. of a 26.09 acre site adjacent to the Poinciana Shopping Center for construction by Wal-Mart of a 203,622 square foot super store.

     Highrise Joint Venture

     In late-December 2002, an Avatar subsidiary entered into a joint venture for development of a 38-story, 250-unit highrise condominium on a 3.5 acre oceanfront site in Hollywood, Florida.

Real Estate Assets

     Avatar’s assets include real estate in the states of Florida and Arizona. In the Florida communities of Harbor Islands, Poinciana, Solivita, Bellalago and Cory Lake Isles, the Arizona community of Rio Rico and properties in Ocala Springs, Florida, Avatar’s aggregate landholdings consist of over 21,400 developed, partially developed or developable acres, of which approximately 16,300 acres have been platted and/or zoned and approximately 5,100 acres have not been platted. Avatar owns other sites including Banyan Bay in Martin County, Florida; and a small number of homesites and other acreage at Golden Gate, Leisure Lakes and Cape Coral, Florida.

Item 1. Business – continued

     We recently acquired approximately 200 developed and developable acres within the 600-acre water-oriented, master-planned community of Cory Lake Isles in Tampa, Florida. Plans for the property include construction of 358 homes in three separate neighborhoods on 50-, 60- and 65-foot homesites and 12 custom homes on 85-foot homesites. The remaining site of approximately 30 acres is currently contemplated for development of approximately 225 townhomes.

     The residential community development of Harbor Islands encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for parks, adjoining the Intracoastal Waterway in Hollywood, Florida. When completed, Harbor Islands will consist of distinctive, separate villages on three connected islands. This community also includes a 196-boat slip marina. During 2002, we sold 49 units with a sales value of approximately $46,575.

     Poinciana, one of our residential community developments, is located in Central Florida approximately 21 miles south of Orlando and 20 miles from Walt Disney World and consists of 47,000 acres of land. Of approximately 13,800 acres owned by Avatar, approximately 7,500 acres are not currently developable and are reserved for open space and other purposes. This master-planned community development includes subdivisions for single- and multi-family housing, as well as commercial/industrial areas. As of December 31, 2002, approximately 6,300 developed and developable acres remained in inventory, of which approximately 3,900 acres are zoned and/or platted for single- and multi-family housing and approximately 2,400 acres are zoned and/or platted for industrial and commercial usage.

     Avatar’s housing programs in Poinciana include the residential communities of Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. During 2002, we sold 555 single-family homes with a total sales value of approximately $72,765. Recreational facilities owned by Avatar at the Poinciana development include an 18-hole Devlin Von-Hagge championship golf course which was closed during March 2002 for renovation and upgrade. Avatar also owns and operates a cable television subsidiary and conducts title insurance agency business at Poinciana.

     Avatar is also developing in Poinciana its 3,300-acre active adult community of Solivita. During 2002, we sold 452 units at Solivita, with a sales value of approximately $78,035 (see “Real Estate Operations – Active Adult Community Development”).

     In 1999 and 2001, Avatar acquired 1,308 acres of undeveloped land adjacent to Poinciana for a total acquisition price of $10,094. These parcels, now combined as our Bellalago community, include approximately one-mile frontage along Lake Tohopekaliga, one of the largest lakes in Florida, and frontage on Pleasant Hill Road for commercial opportunities. During 2002, we commenced development of Bellalago, to consist of more than 2,000 dwelling units, the majority of which will be single-family units. Through February 2003 development expenditures totaled $13,855. From commencement of sales for the first phase of the community in mid-November through December 31, 2002, we sold 47 single-family units, with a sales value of approximately $8,957.

     Rio Rico, located 57 miles south of Tucson, is a 55,000-acre community development in southern Arizona. Of approximately 12,000 acres owned by Avatar approximately 5,100 acres are considered developable and 6,900 acres include areas reserved for open space, areas which are not developable and areas for which development is not economically feasible. In 2002, we sold the 180-room hotel complex and the 18-hole golf course. We retained the 36,800 square foot shopping center, which was fully occupied as of December 31, 2002. In 2002, we sold 98 single-family homes with sales value of approximately $12,679.

Item 1. Business – continued

     Ocala Springs, located five miles northeast of Ocala in Marion County, Florida, is comprised of approximately 4,600 acres of land.

     Banyan Bay, located in Martin County, Florida, with frontage on the St. Lucie River, consists of 250 acres.

     Cape Coral, located on Florida’s west coast seven miles west of Fort Myers, is a 60,700-acre community which was developed over many years substantially by Avatar. Following the 1999 sale of substantially all of the previously owned real estate assets in Cape Coral, we retained approximately 740 acres, of which 704 acres were sold in 2002.

     During 2001, we sold the 350-acre Natoma tract located in Woodland Hills in northwest Los Angeles County, California.

Title Insurance Agency

     Prominent Title Insurance Agency, Inc., a subsidiary of Avatar Properties Inc., maintains operations at Avatar’s headquarters in Coral Gables, Florida, as well as within the community of Poinciana, Florida. Services are offered to purchasers of Avatar’s homes as well as unrelated parties.

Utilities

     Avatar currently maintains and operates water and wastewater utilities operations in Rio Rico, Arizona.

Business Segment Information

     Avatar’s business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note Q to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Employees

     As of December 31, 2002, Avatar employed approximately 351 individuals on a full-time or part-time basis. Avatar also utilizes on a daily basis such additional personnel as may be required in connection with various land development activities. Avatar’s relations with its employees are satisfactory and there have been no work stoppages.

Item 1. Business – continued

Investor Information

     Avatar is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, Avatar files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

     You can access financial and other information on Avatar’s website. The address is www.avatarholdings.com. Avatar makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise with the SEC.

Regulation

     Avatar’s operations, including matters such as planning, zoning, design, construction of improvements, environmental considerations and sales activities are regulated by various local, regional, state and federal agencies, including the Federal Trade Commission. For its community developments in Florida and Arizona, state laws and regulations may require the filing of registration statements, copies of promotional materials and numerous supporting documents, and the delivery of an approved disclosure report to purchasers, prior to the execution of a sales contract. In addition to Florida and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development.

     Avatar’s limited utilities operations and rate structures are regulated by various federal, state and county agencies and must comply with federal and state treatment standards. All sources of water and wastewater effluent are required to be tested on a regular basis and purified in order to comply with governmental standards.

     Avatar believes it is in compliance with applicable laws and regulations in all material respects.

Competition

     Avatar’s residential homebuilding, planned community development and other real estate operations, particularly in the state of Florida, are highly competitive. In its sales of housing units, Avatar competes, as to price and product, with several national and regional homebuilding companies for the discretionary income of individuals who desire eventually to relocate or establish a second home in Florida or Arizona. In recent years, there has been extensive residential development by other developers in the geographical areas in which Avatar operates.

Item 2. Properties

     Avatar’s real estate operations are described in Item 1 above. Land developed and in the process of being developed, or held for investment and/or future development, has an aggregate cost of approximately $95,947 at December 31, 2002.

     Avatar’s corporate headquarters are located at 201 Alhambra Circle, Coral Gables, Florida, in 26,300 square feet of leased office space. For additional information concerning properties leased by Avatar, see Item 8, “Notes to Consolidated Financial Statements.”

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003.

     The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person’s principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 29, 2003), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience

Leon Levy	77	Chairman of the Board since January 1981; General Partner, Odyssey Partners, L.P., a private investment partnership; former Chairman of the Board (1974-2002) of Oppenheimer Funds; former Chairman of the Board (1974-1985) of Oppenheimer Management Corp.

Gerald D. Kelfer	57	President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996. Formerly a principal of Odyssey Partners, L.P. from July 1994 to February 1997; Executive Vice President, Senior General Counsel and Director of Olympia & York Companies (U.S.) from 1985 to 1994.

Jonathan Fels	50	President, Avatar Properties Inc. since December 1997; founding partner and President of various Brookman-Fels companies since July 1980.

Michael Levy	44	Executive Vice President and Chief Operating Officer, Avatar Properties Inc. since December 1997; partner and Vice President of various Brookman-Fels companies since April 1983.

Dennis J. Getman	58	Executive Vice President since March 1984. Senior Vice President from September 1981 to March 1984 and General Counsel since September 1981.

Executive Officers of the Registrant – continued

Charles L. McNairy	56	Executive Vice President since September 1993; Treasurer since September 1992; Chief Financial Officer since September 1992, except from January 1999 to October 2000. Senior Vice President from September 1992 to September 1993.

Juanita I. Kerrigan	56	Vice President and Secretary since September 1980.

     The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted.

     No director or executive officer of Avatar has any family relationship with any other director or executive officer of Avatar.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 6,390 record holders of Common Stock at February 28, 2003.

     High and low quotations, as reported, for the last two years were:

	Quotations

Quarter Ended	2002		2001

	High	Low	High	Low

March 31	27.400	23.300	24.750	19.875
June 30	28.400	25.700	28.950	21.500
September 30	27.500	23.690	26.510	21.250
December 31	25.000	21.000	25.950	22.000

     Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.

Item 6. Selected Financial Data

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except per share data)

	Year ended December 31

	2002	2001	2000	1999	1998

Statement of Income Data
Revenues	$190,251	$157,026	$157,137	$183,828	$106,567

Income (loss) from continuing operations after income taxes before discontinued operations and extraordinary items	$3,375	$3,860	$9,707	($848)	($17,425)
Discontinued operations:
Income (loss) from operations of discontinued operations (including gain on disposal of $2,649 for 2002 and $103,188 for 1999)	1,265	(1,382)	(639)	102,149	(3,052)
Income tax benefit (expense)	987	532	246	(13,151)	—

Income (loss) on discontinued operations	2,252	(850)	(393)	88,998	(3,052)
Extraordinary item:
Loss on early extinguishment of debt, less income tax expense of $0	—	—	—	—	(2,308)

Net income (loss)	$5,627	$3,010	$9,314	$88,150	($22,785)

Basic and Diluted Per Share Data
Income (loss) from continuing operations after Income tax before discontinued operations and extraordinary items	$0.38	$0.46	$1.16	($0.09)	($1.90)
Discontinued operations:
Income (loss) on discontinued operations	0.26	(0.10)	(0.05)	9.73	(0.33)
Extraordinary item:
Loss on early extinguishment of debt	—	—	—	—	(0.25)

Net income (loss)	$0.64	$0.36	$1.11	$9.64	($2.48)

	December 31

	2002	2001	2000	1999	1998

Balance Sheet Data
Total assets	$386,067	$371,630	$369,192	$391,135	$472,991

Notes, mortgage notes and other debt	$107,712	$109,031	$114,860	$119,468	$157,553

Stockholders’ equity	$221,592	$211,078	$202,987	$193,577	$112,257

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

     The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

     Avatar is engaged in real estate operations. Currently, our primary activities include the development of an active adult community and primary residential communities in Florida and a residential community in Arizona. We recently entered into a joint venture for development of a highrise condominium in Hollywood, Florida.

     Our primary residential community development activities include semi-custom and mid-priced homebuilding. We also engage in a variety of other activities, including the operation of amenities, the development, leasing and management of improved commercial properties, the sale of industrial properties, cable television operations, title insurance agency, and water and wastewater utilities operation at Rio Rico, Arizona.

     Active Adult Community. Recognizing the potential of highly amenitized communities to accommodate the active lifestyles of retirees and pre-retirees, in 1998 we commenced the design and development of a 3,300-acre active adult community, Solivita, within our Central Florida master-planned community of Poinciana.

     We developed recreation and service facilities, approximating 100,000 square feet, which include a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café/newsstand and other meeting and theater facilities. We also developed a Ron Garl-designed 18-hole golf course, which incorporates many of the property’s natural and man made environmental features. The community’s active park houses a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts. Future plans may include the development and construction of additional recreation and service facilities.

     We have financed development and construction of Solivita through available capital. In addition, we formed a Community Development District that issued tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

     The 3,300-acre Solivita community incorporates the natural topography of the land, its natural resources including more than 1,200 acres of wetlands and an oak hammock. The community, designed to accommodate in excess of 4,000 homes, opened during the second quarter of 2000. From inception, 600 homes have been closed, and approximately 1,000 individuals resided in the community, as of December 31, 2002.

     Residential Development. Our primary residential community development includes construction of mid-priced homes, both on scattered lots and on contiguous parcels as part of planned communities, within our existing Poinciana, Florida, and Rio Rico, Arizona, communities. Our primary residential operations also include the development and construction of semi-custom homes within our Harbor Islands, Florida, community. In May 2002, we commenced development of our Central Florida community of Bellalago which opened for sales in late 2002. We have also commenced development at the recently-acquired parcel within Cory Lake Isles, in Tampa, Florida. Residential activities in Cape Coral closed out during 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

     The following table sets forth revenues and sales data derived from primary residential and active adult communities homebuilding operations for the years ended December 31, 2002, 2001 and 2000:

	Year ended December 31

	2002	2001	2000

Revenues	$160,354	$117,213	$115,527
Other data:
Number of units closed	926	764	568
Number of units sold	1,201	909	622
Number of units in backlog	813	538	393

     Commercial and Industrial and Other Land Sales. At Poinciana, Avatar is in position to capitalize on the need for additional commercial and industrial facilities created by population growth within the community and surrounding areas. Negotiations during 2002 resulted in the sale early in 2003 of a 150-acre site to Lowe’s Home Improvement Warehouse for construction of a 1.3 million square foot state-of-the-art regional distribution center. In October 2002, Avatar entered into a contract for sale to Wal-Mart Stores East, L.P. of a 26.09 acre site adjacent to the Poinciana Shopping Center for construction of a 203,622 square foot super store. Revenues from commercial and industrial and other land sales were $12,989, $12,473 and $7,372 in 2002, 2001 and 2000, respectively.

     Resort Operations. The lease to a third party operator for the golf course in Poinciana expired in March 2002, at which time we closed the course for renovations and upgrade. We closed on the sale of the Rio Rico Resort and golf course in October 2002 (see discussion below under caption “Discontinued Operations”).

     Other Real Estate Revenues. We also generate revenues through rental and other operations, including a small community shopping center in each of Poinciana and Rio Rico, the marina at Harbor Islands, cable television operations at Poinciana, recreational facilities and title insurance agency operations. Revenues from these operations were $5,649, $7,092 and $5,802 in 2002, 2001 and 2000, respectively. The decrease in revenues in 2002 compared to 2001 is a result of lower earnings from an unconsolidated joint venture completed in 2002.

     Discontinued Operations. On October 17, 2002, Avatar closed on the sale of the assets of the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500. The pre-tax gain of approximately $2,649 on this sale and the operating results for 2002, 2001 and 2000 have been reported as discontinued operations. Reference is made to Note T in Item 8 under the caption “Notes to Consolidated Financial Statements.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

CRITICAL ACCOUNTING POLICIES

     In the preparation of its financial statements, Avatar applies accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

     As discussed in Note A to Avatar’s consolidated financial statements, housing and other real estate sales are recognized when the sale closes and title passes to the purchaser and certain other conditions are met. As a result, Avatar’s revenue recognition process does not involve significant judgments or estimations.

     Avatar relies on certain estimates to determine the construction and land costs and resulting gross margins. Avatar’s land and construction costs are comprised of direct and allocated costs, including estimated costs for future warranties. Land, land development and other common costs are assigned to individual components based on specific identification or other allocation methods. Land and land development costs generally include interest incurred until development is substantially completed.

     Avatar also reviews its land and other inventories and property, plant and equipment for impairment of value. This includes considering certain indications of impairment such as significant changes in asset usage, significant deterioration in the surrounding economy or environmental problems. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value, Avatar will adjust the carrying value down to its estimated fair value. Fair value may be based on management’s estimate of the property’s fair value or third-party appraisals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

RESULTS OF OPERATIONS

     The following is management’s discussion and analysis of certain significant factors that have affected Avatar during the periods included in the accompanying consolidated statements of operations.

     A summary of the period to period changes in the items included in the consolidated statements of income is shown below.

	Comparison of
	Twelve months ended December 31

	2002 and 2001	2001 and 2000

	Increase (Decrease)

	Change	Change

Revenues
Real estate sales	$43,691	$9,191
Deferred gross profit on homesite sales	(209)	(473)
Interest income	(2,647)	(1,275)
Trading account profit, net	(6,829)	193
Other	(781)	(7,747)

Total revenues	33,225	(111)
Expenses
Real estate expenses	31,468	7,413
General and administrative expenses	3,104	(571)
Interest expense	(521)	(2,051)
Other	(123)	(1,832)

Total expenses	33,928	2,959
Income from continuing operations before income taxes	(703)	(3,070)
Income tax expense	(218)	2,777
Discontinued operations:
Income from operations of discontinued operations	2,647	(743)
Income tax benefit	455	286

Income (loss) on discontinued operations	3,102	(457)

Net income	$2,617	($6,304)

     When required, Avatar uses the installment method of profit recognition for homesite sales. Under the installment method the gross profit on recorded homesite sales is deferred and recognized in income of future periods, as principal payments on contracts are received. Fluctuations in deferred gross profit result from collections of principal payments on contracts and cancellations from prior years’ homesite sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

RESULTS OF OPERATIONS – continued

     Data from primary residential and active adult communities homebuilding operations for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	December 31
	2002	2001	2000

Units closed
Number of units	926	764	568
Aggregate dollar volume	$160,354	$117,213	$115,527
Average price per unit	$173	$153	$203
Units sold, net
Number of units	1,201	909	622
Aggregate dollar volume	$219,011	$153,442	$96,706
Average price per unit	$182	$169	$155
Backlog
Number of units	813	538	393
Aggregate dollar volume	$166,386	$107,729	$71,500
Average price per unit	$205	$200	$182

     Increases in units closed and sold from 2000 to 2001 and from 2001 to 2002 are related to the commencement of homebuilding activities in Solivita during 2000, an improvement in activities in primary homebuilding at Poinciana, commencement of sales at Bellalago in late 2002 and commencement of closings of units in newly developed parcels at Harbor Islands in March 2002. It is anticipated that closings of all units at Harbor Islands will be completed by mid-2005, and Avatar is not currently developing comparable products in a comparable price range.

     Results for Solivita included in the above table are: for 2002, 2001 and 2000, 452, 278 and 222 contracts were signed, with an aggregate sales volume of $78,035, $46,497 and $32,055, respectively; 286, 244 and 70 homes closed, generating revenues from Solivita homebuilding operations of $46,944, $37,670 and $10,381, respectively. Backlog at December 31, 2002, 2001 and 2000 totaled 352 units at $61,592, 186 units at $30,501, and 152 units at $21,674, respectively.

     Operations for the years ended December 31, 2002, 2001 and 2000 resulted in net income of $5,627 or $0.64 per share, $3,010 or $0.36 per share and $9,314 or $1.11 per share, respectively. The increase in income for 2002 compared to 2001 is primarily attributable to increases in real estate operating results and decreases in interest expense partially mitigated by decreases in interest income, trading account profits and other revenues and increases in general and administrative expenses. The decrease in income for 2001 compared to 2000 is primarily attributable to decreases in interest income and other revenues partially mitigated by an increase in real estate operating results and a decrease in general and administrative expenses, interest expense and other expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

RESULTS OF OPERATIONS – continued

     Gross real estate revenues increased $43,691 or 31.4% during 2002 when compared to 2001 and increased $9,191 or 7.1% during 2001 when compared to 2000. The increase in real estate revenues for 2002 when compared to 2001 is generally a result of increased revenues generated from active adult community operations, primary residential communities operations and the closing of the sale of the remaining 692-acre tract in Cape Coral, Florida at a sales price of approximately $9,000. Revenues from active adult community operations increased $10,090 or 25.6% during 2002 when compared to 2001 due to increased revenues from closings and amenity operations. Revenues from primary residential communities operations increased $34,528 or 43.1% in 2002 when compared to 2001 due to increased closings at Poinciana, Harbor Islands and Rio Rico. The increase in real estate revenues for 2001 when compared to 2000 is generally a result of increased revenues generated from Avatar’s active adult operations and the property asset sale of the Natoma tract, located in Woodland Hills, California, partially mitigated by reduced residential homebuilding revenues. Revenues from active adult community operations increased $28,437 or 259.8% during 2001 when compared to 2000 due to increased revenues from closings and amenity operations. Revenues from primary residential communities operations decreased $25,637 or 24.3% in 2001 when compared to 2000 due to the close-out of the developed parcels at Harbor Islands but partially mitigated by the increased closings at Poinciana. During the last quarter of 2000, we commenced development and sales of single-family detached homes and attached townhomes on additional parcels at Harbor Islands, closings on which commenced during March 2002.

     Real estate expenses increased $31,468 or 23.5% during 2002 when compared to 2001 and increased $7,413 or 5.8% during 2001 when compared to 2000. The increase in real estate expenses for 2002 when compared to 2001 is generally a result of increased expenses from active adult community operations and primary residential communities operations. The increase in real estate expenses for 2001 when compared to 2000 is generally a result of increased operational expenses from active adult operations partially mitigated by reduced residential homebuilding expenses associated with the close-out of the developed parcels at Harbor Islands.

     Operating income from primary residential communities increased $11,188 or 113.9% during 2002 when compared to 2001 and decreased $4,501 or 31.4% during 2001 when compared to 2000. The increase in primary residential communities operating income for 2002 is primarily due to increased closings at Poinciana, Harbor Islands and Rio Rico. The decrease in primary residential communities operating income for 2001 is primarily due to decreased closings at Harbor Islands partially mitigated by increased closings at Poinciana.

     Interest income decreased $2,647 or 44.0% during 2002 when compared to 2001 and $1,275 or 17.5% during 2001 when compared to 2000. The decrease in both 2002 and 2001 when compared to the previous periods is attributable to lower interest rates on cash and cash equivalents and lower interest income earned on declining principal balances of contracts receivable. The average balance of the receivable portfolio was $5,728, $8,728, and $13,019 for 2002, 2001 and 2000, respectively.

     Trading account profits recognized was $0, $6,829 and $6,636 for 2002, 2001 and 2000, respectively. Trading account profits represent realized and unrealized gains related to the trading investment portfolio, and include commissions payable to investment brokers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

RESULTS OF OPERATIONS – continued

     General and administrative expenses increased $3,104 or 29.7% in 2002 compared to 2001 and decreased $571 or 5.2% in 2001 compared to 2000. The increase in 2002 when compared to 2001 was primarily due to increased professional fees as well as accruals of $2,163 for executive compensation related to the Cash Bonus Award Agreements pursuant to the Executive Incentive Compensation Plan. The decrease in 2001 when compared to 2000 was primarily due to reductions in professional fees and rental expense partially mitigated by $707 in executive compensation related to the restricted stock units granted pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended.

     Interest expense decreased $521 or 11.9% in 2002 when compared to 2001 and decreased $2,051 or 31.9% in 2001 when compared to 2000. The decrease in 2002 when compared to 2001 is primarily attributable to a reduction of the outstanding 7% Convertible Subordinated Notes (Notes). The decrease in 2001 when compared to 2000 is primarily attributable to a reduction of the outstanding debt and an increase in capitalized interest.

     Other revenues and expenses for 2002 decreased $781 and $123, respectively, compared to 2001; and for 2001, decreased $7,747 and $1,832, respectively, compared to 2000. The decreases for 2002 when compared to 2001 were primarily attributable to the decline in management fees and expenses under a management agreement for water facility operations in Florida. The decreases for 2001 when compared to 2000 are primarily attributable to non-recurring revenues recorded during 2000 of $1,475 associated with the sale of certain Utility Assets, $1,761 due to the reduction of eligible employees under the utilities non-contributory benefit postretirement plan that provides medical and life insurance benefits to employees after retirement, and $1,480 recognized and earned from escrowed funds associated with the Florida Utilities sale that closed on April 15, 1999. Pursuant to the Utility System Asset Acquisition Agreement (Agreement) dated April 1, 1999, proceeds from the closing in the amount of $1,480 were deposited into an escrow account guaranteeing that billed revenues for the twelve-month period commencing on April 16, 1999 would be at least equal to an amount as defined in the Agreement. During the second quarter of 2000, Florida Utilities met the required minimum guaranteed billed revenues and the escrowed funds were released during the third quarter of 2000.

     On October 17, 2002, Avatar closed on the sale of the assets of the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500. The pre-tax gain of approximately $2,649 on this sale and the operating results for 2002, 2001 and 2000 have been reported as discontinued operations. Although the sale transaction produced a pre-tax gain for book purposes, this transaction generated an income tax loss due to a higher tax basis because of different depreciation methods used for income tax purposes. This is the cause for the income tax benefit on discontinued operations for 2002.

     Income taxes were provided for at an effective tax rate of 40.2%, 39.2% and 3.1% for 2002, 2001 and 2000. For the year 2000, Avatar decreased the valuation allowance for deferred income tax assets by $4,000. This decrease is the primary cause for the change in the effective tax rate. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

LIQUIDITY AND CAPITAL RESOURCES

     Avatar’s real estate business strategy is designed to capitalize on its distinct competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, semi-custom and mid-priced homes and communities, and commercial and industrial properties in its existing community developments. Avatar also seeks to identify additional sites that are suitable for development consistent with its business strategy and anticipates that it will acquire or develop them directly or through joint venture, partnership or management arrangements. Avatar’s primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land.

     Subsequent to the issuance of the Notes in 1998 and sales of substantial non-core assets in 1999, Avatar has funded its operations through internal sources. From time to time Avatar invests some portion of its cash in marketable securities or considers potential business opportunities that may require use of available cash resources.

     Avatar’s operating cash flows fluctuate relative to the status of development within its existing communities, development expenditures for new and/or planned communities or other real estate activities and sales of various homebuilding product lines within those communities. From time to time Avatar has generated, and may continue to generate, additional cash flow through sales of non-core assets.

     Future activities, which may extend to non-real estate related business opportunities, may include the use of joint ventures, partnerships and/or financing alternatives.

     During the third quarter of 2002, Avatar closed on the acquisition of property in the community of Cory Lake Isles in Tampa, Florida, at a purchase price approximating $15,053 including a prior deposit of $6,429. The balance paid at closing approximated: $2,177 of cash, assumption of $3,492 Community Development District obligations, a purchase money note and mortgage of $2,765 and assumption of other liabilities of $190. During December 2002, Avatar paid $559 of the purchase money note and mortgage reducing the outstanding balance to $2,206 as of December 31, 2002.

     At Avatar’s community of Solivita, bond financing is utilized to fund a portion of the cost of the construction and development of portions of offsite roadways, stormwater management facilities and earthwork, drainage structures, mitigation creation, mitigation area and stormwater area acquisition, utility mains, utility plant improvements and wastewater facilities. The bond financing was obtained by the Poinciana Community Development District (the “CDD”), a local government district operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by special assessment taxes levied on certain property within Solivita, which property is collateral for the obligations and such assessments, with Avatar paying the assessments on the parcels owned by Avatar until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. The special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating budgets of the CDD. The use of this type of bond financing is a common practice for major land developers in Florida. The CDD issued $27,315 of fixed rate term bonds. The outstanding balance as of December 31, 2002 is $26,990. The bonds, which bear interest at 7.125% and mature in May 2031, are not a liability of Avatar.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     During 2001, Avatar’s investment portfolio consisted of held-to-maturity securities and trading securities. Held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which matured in 2001. During the second quarter of 2001, Avatar sold substantially all of its then existing trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, of which $6,829 was recognized for the year ended December 31, 2001.

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. During 2002, Avatar repurchased $174 of its common stock (representing 7,700 shares) and $1,050 of the Notes.

     During 2002, Avatar exchanged $4,667 principal amount of its Notes for 193,000 shares of common stock. Avatar may consider future exchanges, thereby further reducing the outstanding balance of the Notes. These transactions were not induced exchanges. The outstanding balance of the Notes as of December 31, 2002 was $102,014.

     From January 1, 2003 through March 7, 2003, Avatar repurchased an additional $5,225 of its common stock (representing 229,758 shares) and $7,585 principal amount of the Notes. As of March 20, 2003, there were 8,550,900 shares of common stock outstanding and the outstanding balance of the Notes was $94,429.

     Avatar utilized approximately $14,200 of the $20,000 January 27, 2000 authorization. On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The unused portion of the $20,000 authorization expired upon adoption of the new authorization.

     As of December 31, 2002, cash and cash equivalents totaled $118,839. Expenditures subsequent to December 31, 2002 for purchases of common stock, purchases of Notes and funding of investment in the highrise condominium project will reduce cash and cash equivalents to approximately $96,000 as of March 31, 2003. We anticipate that after expenditures for completion of development of Solivita, expenditures related to development at Harbor Islands, development expenses at Bellalago and Cory Lake Isles and the balance of our commitment to fund up to $25,000 for the development and construction of the condominium project in Hollywood, Florida we will have sufficient liquidity to enable us to realize opportunities on existing landholdings. However, depending upon new real estate or other business opportunities, available liquidity may not be sufficient to fund new ventures, develop and realize the potential of our existing landholdings, fund operating activities and repay debt. Therefore, we may consider financing alternatives which may include the use of real estate assets as collateral for future borrowings.

     In 2002, net cash provided by operating activities amounted to $8,265, mainly as a result of a decrease in receivables of $2,095, an increase in accounts payable and accrued and other liabilities of $3,295, reduced by an increase in inventories of $7,330. Net cash provided by investing activities of $1,884 resulted from proceeds from the sale of the Rio Rico Resort and golf course of $5,250 offset by investments in property, plant and equipment for $3,366. Net cash used in financing activities of $3,083 resulted from the payment of real estate notes payable and the repurchase of 7% Convertible Subordinated Notes of $1,859 and $1,050, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     In 2001, net cash used in operating activities amounted to $12,304, mainly as a result of an increase in other assets and inventories of $9,575 and $5,355, respectively. Net cash provided by investing activities of $76,109 resulted from proceeds from sale of marketable securities of $76,806 partially offset by investments in property, plant and equipment of $697. Net cash used in financing activities of $1,193 resulted from the payment of real estate notes payable.

     In 2000, net cash used in operating activities amounted to $29,410, primarily as a result of a decrease in accounts payable and other liabilities of $26,460, and expenditures on land development and construction of primary residential and active adult communities of $14,726. Net cash used in investing activities of $60,080 resulted from investments in property, plant and equipment of $12,297 and marketable securities of $47,783. Net cash used in financing activities of $4,608 resulted from the payment of notes payable.

EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

     Inflation has had a minimal impact on Avatar’s operations over the past several years, and management believes its effect has been neither significant nor greater than its effect on the real estate industry as a whole. It is anticipated that the impact of inflation on Avatar’s operations for 2003 will not be significant.

     Avatar’s operations are affected by general economic conditions. The events of September 11, 2001 negatively affected the general economy within the State of Florida and may continue to have an adverse impact for the foreseeable future. Other economic conditions could affect operations (see “Forward-Looking Statements”).

IMPACT OF TAX INSTALLMENT METHOD

     In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar will be required to pay compound interest on certain federal income taxes in 2002 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 2002. Avatar anticipates that the interest amount for 2002 will be approximately $300 net of tax benefits. Avatar believes that any potential future interest amounts, if any, will not be material to its financial position and results of operations of the affected future periods.

FORWARD-LOOKING STATEMENTS

     Certain statements discussed under the captions “Business,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

FORWARD-LOOKING STATEMENTS – continued

Access to Financing

     Avatar’s business is capital intensive and requires expenditures for land and infrastructure development, housing construction and working capital. Accordingly, Avatar anticipates incurring indebtedness to fund its real estate development activities. As of December 31, 2002 total consolidated indebtedness was $107,712 (including $102,014 outstanding principal of the 7% Convertible Subordinated Notes). Avatar may not sustain profitability or positive cash flows from operating activities. There can be no assurance that the amounts available from internally generated funds, cash on hand and the sale of non-strategic assets will be sufficient to fund the anticipated operations or meet its debt service or working capital requirements. Avatar may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on favorable terms. If Avatar is not successful in obtaining sufficient capital to fund the implementation of its business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.

Interest Rates; Mortgage Financing

     Certain purchasers of Avatar’s homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, decreases in investment income, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. If mortgage interest rates increase or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases may be adversely affected, which may have an adverse effect on Avatar’s business.

Real Estate Business Strategy

     Implementation of Avatar’s real estate business strategy has required, and will continue to require, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees and the expenditure of significant amounts of capital. The loss of the services of certain members of the senior management team could have a material adverse effect on Avatar and, in particular, on the success of the real estate business strategy. In addition, Avatar’s ability to manage growth and to redeploy its resources effectively will require it to continue to implement and improve its operational, financial and sales systems. There can be no assurance that Avatar will be able to compete successfully with its current or potential competitors or that the implementation of the current business strategy will be successful.

     Avatar continues to seek other opportunities including those which are in other geographic areas or in different kinds of real estate or other business activities. While transactions and opportunities in other areas may not materialize, we are of the view that changing economic and market conditions may justify a change in strategy and the use of financial resources.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

FORWARD-LOOKING STATEMENTS – continued

Future Business Opportunities

     Avatar has under development or in the planning process a substantial portion of its historical landholdings that Avatar believes can be profitably developed at this time or in the near future. Avatar has identified and has sold or is in the process of selling various landholdings and other assets it believes do not represent significant long-term opportunities for Avatar. Avatar is actively pursuing other long-term investment and business opportunities and recently entered into a joint venture for development and construction of a 250-unit highrise condominium. Other future opportunities may be in those real estate businesses in which Avatar is presently engaged - such as active adult and primary residential community development - or may extend to other real estate activities or unrelated businesses.

Real Estate, Economic, and Other Conditions Generally

     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions (both where its communities and homebuilding operations are located and in areas where its potential customers reside), and changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes, wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on Avatar’s financial condition.

Geographic Concentration

     Avatar’s development activities are primarily focused on locations in Florida and therefore depend to a significant degree on the levels of immigration to Florida from outside the United States and in-migration to Florida from within the United States in addition to other local market conditions. Avatar’s geographic concentration and limited number of projects may create increased vulnerability to regional economic downturns or other adverse project-specific matters. A decline in the economy in Florida could have an adverse effect on Avatar’s financial condition.

Development of Communities

     Avatar’s communities will be developed over time. Therefore, the medium- and long-term future of Avatar will be dependent on its ability to develop and market existing and future communities successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals to construct project infrastructure, recreation centers, model homes and sales facilities and, where opportunities are suitable and appropriate, to acquire land. It generally takes several years for a community development to achieve cumulative positive cash flow. No assurance can be given that Avatar will successfully develop and market communities in the future. Avatar’s inability to develop and market its communities successfully and to generate positive cash flows from such operations in a timely manner would have an adverse effect on its ability to service its debt and to meet its working capital requirements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

FORWARD-LOOKING STATEMENTS – continued

Joint Venture and Partnership Risks

     In connection with its business strategy, Avatar may seek joint venture or partnership arrangements with entities whose complementary resources or other business strengths will contribute to Avatar’s competitive position. A joint venture or other partnership may involve special risks associated with the possibility that a partner or partnership (i) at any time may have economic or business interests or goals that are inconsistent with those of Avatar, (ii) may take actions contrary to Avatar’s instructions or requests or contrary to Avatar’s policies or objectives with respect to its real estate investments or (iii) could experience financial difficulties. Actions by a partner may have the result of subjecting property owned by the joint venture or partnership to liabilities in excess of those contemplated by the terms of the joint venture or partnership agreement or have other adverse consequences. As a participant in certain joint ventures or partnerships, Avatar may be jointly and severally liable for the debts and liabilities of a joint venture or partnership. No assurance can be given that any joint venture or partnership arrangements entered into will achieve the results anticipated or otherwise prove successful.

Period-to-Period Fluctuations

     Avatar’s real estate projects are long-term in nature. Sales activity at newly planned active adult and other community and real estate developments varies from period to period, and the ultimate success of any community cannot be determined from results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand or other reasons) than it does during later periods over the life of the community. Revenues and earnings will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among Avatar’s communities and conventional homebuilding operations. Thus, the timing and amount of revenues arising from capital expenditures are subject to considerable uncertainty. The inability to manage effectively its cash flows from operations would have an adverse effect on Avatar’s ability to service its debt and to meet its working capital requirements.

Competition

     Avatar’s homebuilding, planned community development and other real estate operations are subject to substantial existing and potential competition (including increased competition from a number of national homebuilders). Some current and potential competitors have longer operating histories and greater financial, sales, marketing, technical and other competitive resources than Avatar. Existing and future competition may have an adverse effect on Avatar’s financial condition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

FORWARD-LOOKING STATEMENTS – continued

Governmental Regulation and Environmental Considerations

     Avatar’s business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and “no growth” or “slow growth” policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of its developments. Various governmental approvals and permits are required throughout the development process (to the extent they have not already been obtained), and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. The incurrence of substantial compliance costs and the imposition of delays and other regulatory burdens could have a material adverse effect on Avatar’s operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Avatar is subject to market risk associated with changes in interest rates and cyclical nature of the real estate industry. Certain purchasers of Avatar’s homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect Avatar’s real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions (both where its communities and homebuilding operations are located and in areas where its potential customers reside), and changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes, wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. See Notes H and R (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of risks.)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards no. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

Miami, Florida
February 26, 2003, except for
Note U as to which the date
is March 20, 2003

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2002	2001

Assets
Cash and cash equivalents	$118,839	$111,773
Restricted cash	1,073	1,010
Receivables, net	6,846	7,625
Land and other inventories	197,621	175,720
Property, plant and equipment, net	48,148	48,011
Other assets	8,789	20,773
Deferred income taxes	4,751	3,728
Assets of discontinued operations	—	2,990

Total Assets	$386,067	$371,630

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$102,014	$107,731
Real estate	5,698	1,300
Estimated development liability for sold land	19,181	19,205
Accounts payable	751	3,589
Accrued and other liabilities	36,831	28,727

Total Liabilities	164,475	160,552

Stockholders’ Equity
Common Stock, par value $1 per share Authorized: 50,000,000 shares Issued: 9,552,522 shares at December 31, 2002 9,359,522 shares at December 31, 2001	9,553	9,360
Additional paid-in capital	166,996	162,128
Retained earnings	57,766	52,139

	234,315	223,627
Treasury stock: at cost, 771,864 shares at December 31, 2002 at cost, 764,164 shares at December 31, 2001	(12,723)	(12,549)

Total Stockholders’ Equity	221,592	211,078

Total Liabilities and Stockholders’ Equity	$386,067	$371,630

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per-share amounts)

	For the year ended December 31

	2002	2001	2000

Revenues
Real estate sales	$182,683	$138,992	$129,801
Deferred gross profit on homesite sales	1,316	1,525	1,998
Interest income	3,363	6,010	7,285
Trading account profit, net	—	6,829	6,636
Other	2,889	3,670	11,417

Total revenues	190,251	157,026	157,137
Expenses
Real estate expenses	165,616	134,148	126,735
General and administrative expenses	13,560	10,456	11,027
Interest expense	3,857	4,378	6,429
Other	1,577	1,700	3,532

Total expenses	184,610	150,682	147,723

Income from continuing operations before income taxes	5,641	6,344	9,414
Income tax (expense) benefit	(2,266)	(2,484)	293

Income from continuing operations after income taxes	3,375	3,860	9,707
Discontinued operations:
Income (loss) from operations of discontinued operations (including gain on disposal of $2,649 in 2002)	1,265	(1,382)	(639)
Income tax benefit	987	532	246

Income (loss) from discontinued operations	2,252	(850)	(393)

Net income	$5,627	$3,010	$9,314

Basic and Diluted EPS:
Income from continuing operations after income taxes	$0.38	$0.46	$1.16
Income (loss) from discontinued operations	0.26	(0.10)	(0.05)

Net income	$0.64	$0.36	$1.11

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

		Additional
	Common	Paid-in	Retained	Treasury
	Stock	Capital	Earnings	Stock

Balance at January 1, 2000	$9,170	$157,141	$39,815	($12,549)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	96	—	—
Net income	—	—	9,314	—

Balance at December 31, 2000	9,170	157,237	49,129	(12,549)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	445	—	—
Exchange of Notes	190	4,446
Net income	—	—	3,010	—

Balance at December 31, 2001	9,360	162,128	52,139	(12,549)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	417	—	—
Exchange of Notes	193	4,451	—	—
Purchase of treasury stock	—	—	—	(174)
Net income	—	—	5,627	—

Balance at December 31, 2002	$9,553	$166,996	$57,766	($12,723)

There are 10,000,000 authorized shares of preferred stock, none of which are issued.

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$5,627	$3,010	$9,314
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,399	4,976	3,318
(Income) loss from discontinued operations	(2,252)	850	393
Deferred gross profit	(1,316)	(1,525)	(1,998)
Deferred income taxes	1,279	(1,871)	2,721
Trading account profit	—	(6,829)	(6,636)
Changes in operating assets and liabilities:
Restricted cash	(63)	(141)	2,683
Receivables	2,095	5,335	1,576
Inventories	(7,330)	(5,355)	(14,726)
Other assets	1,531	(9,575)	781
Accounts payable and accrued and other liabilities	3,295	(709)	(26,460)
Assets of discontinued operations	—	(470)	(376)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,265	(12,304)	(29,410)
INVESTING ACTIVITIES
Investment in property, plant and equipment	(3,366)	(697)	(12,297)
Net proceeds from sale of Rio Rico Resort	5,250	—	—
Proceeds from sale of (investment in) marketable securities	—	76,806	(47,783)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,884	76,109	(60,080)
FINANCING ACTIVITIES
Principal payments of real estate borrowings	(1,859)	(1,193)	(4,608)
Repurchase of 7% Convertible Subordinated Notes	(1,050)	—	—
Purchase of treasury stock	(174)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(3,083)	(1,193)	(4,608)

INCREASE (DECREASE) IN CASH	7,066	62,612	(94,098)
Cash and cash equivalents at beginning of year	111,773	49,161	143,259

CASH AND CASH EQUIVALENTS AT END OF YEAR	$118,839	$111,773	$49,161

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31

	2002	2001	2000

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$16,412	$—	$—
Other assets	($9,965)	$—	$—
Notes, mortgage notes and other debt:
Corporate	($4,667)	($4,636)	$—
Real estate	$6,257	$—	$—
Common stock	$193	$190	$—
Additional paid in capital	$4,868	$4,446	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest – Continuing operations (net of amount capitalized of $4,086, $4,244 and $2,452 in 2002, 2001 and 2000, respectively)	$3,353	$3,827	$5,746

Income tax payment (refund)	$700	$1,385	($3,000)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(Dollars in thousands except per-share data)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

General:

     Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana and Bellalago in central Florida near Orlando, Harbor Islands on Florida’s east coast, Cory Lake Isles in Tampa, Florida, and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. Avatar’s current real estate operations include the following: the development, sale and management of an active adult community; the development and sale of residential communities (including construction of semi-custom homes, mid-priced single- and multi-family homes); the sale of commercial and industrial or other land sale properties; rental and leasing of shopping centers; title insurance agency operations; cable television operations; and operation of amenities. Avatar also operates water and wastewater utilities in Arizona.

Cash and Cash Equivalents and Restricted Cash:

     Avatar considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $1,073 and $1,010 as of December 31, 2002 and 2001, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close.

Receivables, net:

     Receivables, net includes amounts in transit or due from title companies for house closings and contracts and mortgage notes receivable from the sale of homesites. As of December 31, 2002, the balance includes deferred gross profit and reserves of $1,840 and $556, respectively, and as of December 31, 2001 includes deferred gross profit and reserves of $3,002 and $500, respectively.

Land Inventories:

     Land inventories are stated at the lower of cost or fair value. Cost includes expenditures for acquisition, construction, development and carrying charges. Interest costs incurred during the period of land and construction development, when applicable, is capitalized as part of the cost of such projects. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based on generally accepted accounting principles. Inventories to be disposed of are carried at the lower of cost or fair value less cost to sell.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Impairment of Long-Lived Assets:

     During 2002, Avatar adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 superceded SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed of. Avatar periodically reviews the carrying value of its long-lived assets and, if such reviews indicate a lack of recovery of the net book value, adjusts the assets accordingly. No impairment existed at December 31, 2002 or 2001. The provisions of SFAS No. 144 required Avatar to present the sale of the Rio Rico Resort and golf course during 2002 as discontinued operations (See Note T for additional discussion on Discontinued Operations).

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost and depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which ranges from 3 to 39 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost.

Goodwill:

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. These assets must be reviewed annually for impairment by applying a fair value-based test. If the carrying amount of these assets exceeds the fair value, then these assets are impaired. Other intangible assets will continue to be amortized over their useful lives. Avatar performed the required impairment tests of goodwill as of January 1, 2002 and December 31, 2002 and determined no impairment existed. Application of the provisions of SFAS No. 142 resulted in the elimination of goodwill amortization expense as of January 1, 2002.

     The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization:

	For the year ended December 31,

	2001	2000

Net income, as reported	$3,010	$9,314
Add back of amortization expense, net of taxes	591	552

Net income, proforma	$3,601	$9,866

Earnings per share (basic and diluted), as reported	$0.36	$1.11

Earnings per share (basic and diluted), proforma	$0.43	$1.17

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Revenues:

     Sales of housing units are recognized when the sales are closed and title passes to the purchasers. Revenues from commercial land and bulk land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and Avatar is not obligated to perform significant future activities.

Advertising Costs:

     Advertising costs are expensed as incurred. For the years ended December 31, 2002, 2001 and 2000, advertising costs totaled $3,805, $3,398 and $3,945, respectively, and are included in real estate expenses of the accompanying consolidated statements of operation.

Warranty Costs:

     Generally, the homebuyer is provided a limited warranty that is underwritten through a third party warrantor. This limited warranty covers defects in materials and workmanship for the first year after closing and defects in electrical, plumbing and mechanical systems for the first two years after closing. This limited warranty also covers major structural defects for up to 10 years after closing. Avatar may have recourse against the subcontractors for claims relating to workmanship and materials. Estimated warranty costs are recorded at the time of closing.

     During the years ended December 31, 2002 and 2001, changes in the warranty accrual consisted of the following:

	2002	2001

Accrued warranty costs as of January 1	$522	$640
Estimated warranty expense	846	576
Amounts charged against warranty accrual	(729)	(694)

Accrued warranty costs as of December 31	$639	$522

Income Taxes:

     Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Stock Based Compensation:

     Under SFAS No. 123, “Accounting for Stock-Based Compensation”, companies are allowed to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to use an intrinsic value based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Avatar has elected to follow APB 25 and related interpretations in accounting for its employee stock options and has provided the appropriate disclosure in Note M to comply with SFAS No. 123. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123. Although it does not require use of fair value method of accounting for stock-based compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. Since Avatar has not elected to adopt the fair value recognition provisions of SFAS No. 123, adoption of SFAS No. 148 will only require expanded disclosure to include the effect of stock-based compensation in interim reporting.

Repurchase and Exchange of Common Stock and Notes:

     On January 27, 2000, Avatar’s Board of Directors authorized the expenditure of up to $20,000 to purchase, from time to time, shares of its common stock and/or its 7% Convertible Subordinated Notes (the “Notes”) in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of December 31, 2002, $174 of common stock (representing 7,700 shares) and $1,050 of the Notes had been repurchased. From January 1, 2003 through February 26, 2003, Avatar repurchased an additional $4,352 of its common stock (representing 190,742 shares). See Note U.

     During the first quarter of 2002 Avatar exchanged 193,000 shares of its common stock for Notes with a face value of $4,667. During the third and fourth quarters of 2001, Avatar exchanged 189,420 shares of its common stock for Notes with a face value of $4,636. These transactions were not induced exchanges.

Earnings Per Share:

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share". Earnings per share is computed based on the weighted average number of shares outstanding of 8,775,566, 8,465,348 and 8,405,938 for 2002, 2001 and 2000, respectively. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings Per Share – continued:

     Earnings per share amounts are calculated as follows for the years ended December 31 (income and share amounts in thousands):

	2002

	Income	Shares	Per Share

Net income	$5,627	8,775.566	$0.64
Effect of dilutive restricted stock	—	9.999	—

Net income – assuming dilution	$5,627	8,785.565	$0.64

	2001

	Income	Shares	Per Share

Net income	$3,010	8,465.348	$0.36
Effect of dilutive restricted stock	—	—	—

Net income – assuming dilution	$3,010	8,465.348	$0.36

	2000

	Income	Shares	Per Share

Net income	$9,314	8,405.938	$1.11
Effect of dilutive restricted stock	—	—	—

Net income – assuming dilution	$9,314	8,405.938	$1.11

     In accordance with SFAS No. 128, the computation of earnings per share for 2002, 2001 and 2000 did not assume the conversion of the 7% Convertible Subordinated Notes (Notes) and the exercise of employee stock options because the effect of both is antidilutive. There is no difference between basic and diluted earnings per share for 2002, 2001 and 2000.

Property Acquisitions:

     During the third quarter of 2002, Avatar closed on the acquisition of property in the community of Cory Lake Isles in Tampa, Florida, at a purchase price approximating $15,053 including a prior deposit of $6,429. The balance paid at closing approximated: $2,177 of cash, assumption of $3,492 Community Development District obligations, a purchase money note and mortgage of $2,765 and assumption of other liabilities of $190. During December 2002, Avatar paid $559 of the purchase money note and mortgage reducing the outstanding balance to $2,206 as of December 31, 2002. See Notes D, G and H.

Use of Estimates:

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Issued Accounting Pronouncements:

     In November 2002, the FASB issued Interpretation No. 45 (Interpretation No.45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Currently, adoption of Interpretation No. 45 only requires Avatar to expand its disclosures relating to warranties provided to homebuyers. See discussion of Warranty Costs.

     In January 2003, the FASB issued Interpretation No. 46 (Interpretation No.46), “Consolidation of Variable Interest Entities”. Interpretation No. 46 expands upon and strengthens Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Interpretation No. 46 also requires expanded disclosures by the primary beneficiary, as defined, of a variable interest entity and by an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Avatar has evaluated the potential impact of Interpretation No. 46 and has concluded that the joint venture formed late-December 2002 (see Note O) falls under the provisions of Interpretation No. 46. Avatar plans to elect early adoption of this Interpretation by consolidating this joint venture in conjunction with its Quarterly Report on Form 10-Q for the quarter ending March 31, 2003. Avatar is committed to fund up to $25,000 for the development and construction of the joint venture’s condominium project.

Reclassifications:

     Certain 2001 and 2000 financial statement items have been reclassified to conform to the 2002 presentations.

NOTE B – REAL ESTATE SALES

     The components of real estate sales are as follows:

	For the year ended December 31

	2002	2001	2000

Primary residential communities	$114,573	$80,045	$105,682
Active adult community	49,472	39,382	10,945
Rental, leasing, cable and other real estate operations	5,649	7,092	5,802
Commercial/industrial and other land sales	12,989	12,473	7,372

Total real estate sales	$182,683	$138,992	$129,801

NOTE C – INVESTMENTS IN MARKETABLE SECURITIES

     Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity.” During 2001, Avatar’s portfolio consisted of held-to-maturity securities and trading securities. Held-to-maturity securities include debt securities with the intent and ability to hold to maturity and are measured at amortized cost. During 2000, Avatar invested in U.S. Government issues, which matured in 2001. During the second quarter of 2001, Avatar sold substantially all of its trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, of which $6,829 was recognized for the year ended December 31, 2001.

NOTE D – LAND AND OTHER INVENTORIES

     Inventories consist of the following:

	December 31

	2002	2001

Land developed and in process of development	$77,765	$72,015
Land held for future development or sale	18,182	20,017
Dwelling units completed or under construction and community development in process	101,136	83,296
Other	538	392

	$197,621	$175,720

NOTE E – ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

     The estimated cost to complete consists of required land and utilities improvements in all areas designated for homesite sales and are summarized as follows:

	December 31

	2002	2001

Gross unexpended costs (net of recoveries of $3,084 in 2002 and $3,363 in 2001)	$24,136	$24,231
Less costs relating to unsold homesites	4,955	5,026

Estimated development liability for sold land	$19,181	$19,205

     These estimates are based on annual engineering studies of quantities of work to be performed based on current estimated costs. These estimates are evaluated and adjusted accordingly.

     Based on the current rate of community development, the homesite improvement costs totaling $19,181 are estimated to be incurred ratably over the next 25 to 30 years.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment and accumulated depreciation consist of the following:

	December 31

	2002	2001

Land and improvements	$19,092	$19,043
Buildings and improvements	44,296	43,636
Machinery, equipment and fixtures	8,903	8,635

	72,291	71,314
Less accumulated depreciation	24,143	23,303

	$48,148	$48,011

     Depreciation charged to operations during 2002, 2001 and 2000 was $3,229, $2,810 and $1,908, respectively.

NOTE G – OTHER ASSETS

     Other assets are summarized as follows:

	December 31

	2002	2001

Prepaid expenses	$3,078	$6,218
Goodwill	2,263	2,263
Deposits	670	8,020
Other	2,778	4,272

	$8,789	$20,773

NOTE H – NOTES, MORTGAGE NOTES AND OTHER DEBT

     Notes, mortgage notes and other debt are summarized as follows:

	December 31

	2002	2001

Corporate:
7% Convertible Subordinated Notes	$102,014	$107,731

Real estate:
5% Purchase Money Mortgage Note payable, due 2004	$2,206	$—
6.4% Bonds payable 2011	3,492	—
Note payable, non-interest bearing, due 2002	—	1,300

	$5,698	$1,300

     On February 2, 1998, Avatar issued $115,000 principal amount of 7% Convertible Subordinated Notes due 2005 (the “Notes”). The Notes are convertible into common stock of Avatar at the option of the holder at any time at or before maturity, unless previously redeemed, at a conversion price of $31.80 per share. The Notes are subordinated to all present and future senior indebtedness of Avatar and are effectively subordinated to all indebtedness and other liabilities of subsidiaries of Avatar. The net proceeds of $111,550 after deducting expenses were in part used to repay $33,000 aggregate principal amount outstanding of 8% Senior Debentures

NOTE H – NOTES, MORTGAGE NOTES AND OTHER DEBT – continued

due 2000 and 9% Senior Debentures due 2000. During 2002, Avatar exchanged $4,667 principal amount of the Notes for 193,000 shares of common stock in non-induced exchanges and repurchased $1,050 of the Notes.

     Interest capitalized during 2002, 2001 and 2000 amounted to $4,086, $4,244 and $2,452, respectively.

     Maturities of notes, mortgage notes and other debt at December 31, 2002, are as follows:

	Corporate	Real Estate	Total

2003	$—	$—	$—
2004	—	2,206	2,206
2005	102,014	—	102,014
2006	—	—	—
2007	—	—	—
thereafter	—	3,492	3,492

	$102,014	$5,698	$107,712

NOTE I – EMPLOYEE BENEFIT PLANS

     Avatar has a defined contribution savings plans that covers substantially all employees. Under this savings plans, Avatar contributes to the plan based upon specified percentages of employees’ voluntary contributions. Avatar’s contributions to the plan for the years ended December 31, 2002, 2001 and 2000 were $0, $136 and $123, respectively.

     Avatar also had a non-contributory defined benefit pension plan that covered substantially all employees of its subsidiary, Avatar Utilities Inc. However, on September 15, 2000, Avatar terminated this defined benefit pension plan and annuities were purchased for retirees and terminated vested employees on or about October 31, 2000. Avatar’s funding policy was to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974. On February 11, 2002, Avatar received a favorable determination letter from the Internal Revenue Service for the pension plan termination and distributed the plan assets during 2002.

     NOTE I – EMPLOYEE BENEFIT PLANS – continued

     The following table sets forth the defined benefit plan’s funded status as of December 31, 2001 and 2000 and the retirement expense recognized in the consolidated statements of operations for the years then ended.

	2001	2000

Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of $2,199 and $1,429, respectively	$2,199	$1,429

Projected benefit obligation for services rendered to date	($2,199)	($1,429)
Plan assets at fair value	1,347	1,394

Projected benefit obligation less than plan assets	(852)	(35)
Unrecognized net loss (gain)	992	180

Accrued pension cost included in accrued and other liabilities	$140	$145

Net retirement cost included the following components:
Defined benefit plan:
Service cost – benefits earned during the period	$—	$115
Interest cost on projected benefit obligation	106	338
Actual return on plan assets	(51)	(77)
Net amortization and deferral	(50)	(275)
Curtailment	—	(706)
Settlements	—	445

Net pension cost	5	(160)
Defined contribution plan	136	123

Total retirement expense	($141)	($37)

Change in benefit obligations:
Projected benefit obligation at beginning of year	$1,429	$5,430
Service cost	—	115
Interest cost	106	338
Loss (gain) on benefit obligation	762	(3)
Benefits paid	(98)	(183)
Curtailments	—	(901)
Settlements	—	(3,367)

Projected benefit obligation at end of year	$2,199	$1,429

	2001	2000

Change in plan assets:
Plan assets at beginning of year	$1,394	$5,201
Employer contributions	—	100
Return on plan assets	51	77
Benefits paid	(98)	(183)
Settlements	—	(3,801)

Plan assets at end of year	$1,347	$1,394

    The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 5.5% and 7.5% for 2001 and 2000, respectively, rate of increase in future compensation levels of 5% in 2001 and 2000, and expected long-term rate of return on plan assets of 8% in 2001 and 2000.

     Plan assets were primarily invested in fixed income securities of a major insurance company.

NOTE J – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

NOTE K – LEASE COMMITMENTS

     Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2009. Rental expenses for the years 2002, 2001 and 2000 were $1,343, $1,184 and $1,398, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2002 were as follows: 2003 - $808; 2004 - $679; 2005 - $670; 2006 - $676; 2007 -$698; thereafter -$783.

NOTE L – ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities are summarized as follows:

	December 31

	2002	2001

Property taxes and assessments	$1,514	$1,632
Customer deposits and advances	15,320	10,739
Interest	1,786	2,038
Accrued compensation	5,303	1,895
Contract retention	1,365	975
Other	11,543	11,448

	$36,831	$28,727

NOTE M – STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION

     Pursuant to the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended (the “Incentive Plan”), on December 7, 1998, Avatar entered into a restricted stock unit agreement with Avatar’s President, which was amended and restated as of October 20, 2000. Under the restricted stock unit agreement as amended Avatar’s President was awarded an opportunity to receive 100,000 performance conditioned restricted stock units, conditioned upon (i) the closing price of Avatar Common Stock being at least $25.00 per share for 20 trading days out of 30 consecutive trading days during the period beginning October 21, 2000 and ending December 31, 2005 (the “Grant Period”) and (ii) the continued employment at the time the foregoing condition is satisfied. In addition, on October 20, 2000, Avatar’s President was awarded an opportunity to receive an additional 50,000 performance conditioned restricted stock units on terms similar to the foregoing. As of May 25, 2001, the closing price of Avatar’s Common Stock was at least $25.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 150,000 shares of Avatar Common Stock, were granted. Avatar has accrued compensation expense of $673 and $707 for the years ended December 31, 2002 and 2001, respectively, attributable to these restricted stock units.

     Under the Incentive Plan an aggregate of 900,000 shares of Avatar Common Stock, subject to certain adjustments, are available for grant, with a maximum individual limitation of 500,000 shares.

NOTE M – STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION-
continued

     On February 13, 1997, Avatar entered into a Nonqualified Stock Option Agreement (the “Options”) with Avatar’s President and granted him an option to purchase 225,000 shares of Avatar Common Stock at $34 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable with respect to 45,000 shares on each February 13, 1998 through 2002. Unexercised Options will expire on February 13, 2007.

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

     A summary of the status of the Incentive Plan as of December 31, 2002 and 2001 and changes during the years then ending is presented below:

	Options		Weighted-Average
	(000’s)		Exercise Price
	2002	2001	2002	2001

Outstanding at beginning of year	415	415	$30	$30
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	415	415	$30	$30

Exercisable at end of year	415	317
Weighted-average per share fair value of options granted during the year	$—	$—

     Avatar applies APB 25 and related interpretations in accounting for the Incentive Plan. If Avatar had elected to account for the Incentive Plan under SFAS No. 123, as amended by SFAS No. 148 compensation cost for the Incentive Plan would have been determined based on the fair value at the grant dates. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average per share, fair value of options granted and assumptions:

	Weighted – Average	Risk – Free	Expected	Dividend	Expected
Date of Grant	of Options Granted	Interest Rate	Volatility	Yield	Life

February 1997	$16.59	6.38%	17.6%	0.0%	10 Years
February 1999	$8.49	5.06%	31.3%	0.0%	10 Years
April 1999	$8.06	5.27%	31.3%	0.0%	10 Years

NOTE M – STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION – continued

     Compensation cost of the stock options using the fair value method would have been $147, $1,230 and $1,320 for the years ended December 31, 2002, 2001 and 2000, respectively. The following table summarizes pro forma income from continuing operations, net income and earnings per share in accordance with SFAS No. 123, as amended by SFAS No. 148 for the years ended December 31, 2002, 2001 and 2000:

	As Reported			Pro forma

	2002	2001	2000	2002	2001	2000

Income from continuing operations	$3,375	$3,860	$9,707	$3,228	$2,630	$8,387
Net income	$5,627	$3,010	$9,314	$5,480	$1,780	$7,994
Basic and Diluted Per Share Data:
Income from continuing operations	$0.38	$0.46	$1.16	$0.37	$0.31	$1.00
Net income	$0.64	$0.36	$1.11	$0.63	$0.21	$0.95

     On October 20, 2000 Avatar entered into cash bonus award agreements with certain executive officers providing for periodic cash payments upon the attainment of certain levels of cash flow in excess of a specified return to Avatar in the Harbor Islands project. Avatar has accrued compensation expense of $2,163, $0 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively, attributable to this cash bonus award agreement.

NOTE N – INCOME TAXES

     Avatar has recorded a valuation allowance of $23,000 with respect to deferred income tax assets. Included in the valuation allowance for deferred income tax assets is approximately $2,000 which, if utilized, will be credited to additional paid-in capital. During 2002, Avatar decreased the valuation allowance by $2,000, which is primarily attributable to amounts which were credited to additional paid in capital and to discontinued operations.

     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Current
Federal	$1,593	$4,767	($1,805)
State	270	810	(303)

Total current	1,863	5,577	(2,108)
Deferred
Federal	345	(2,645)	1,552
State	58	(448)	263

Total deferred	403	(3,093)	1,815

Total income tax expense (benefit)	$2,266	$2,484	$(293)

NOTE N – INCOME TAXES – continued

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred income tax assets
Tax over book basis of land inventory	$21,000	$21,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	2,000	3,000
Other	3,751	4,728

Total deferred income tax assets	27,751	29,728
Valuation allowance for deferred income tax assets	(23,000)	(25,000)

Deferred income tax assets after valuation allowance	4,751	4,728
Deferred income tax liabilities Book over tax income recognized on homesite sales	—	(1,000)

Net deferred income taxes	$4,751	$3,728

     A reconciliation of income tax expense (benefit) before discontinued operations to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2002, 2001 and 2000, is as follows:

	2002	2001	2000

Income tax expense computed at statutory rate	$1,974	$2,220	$3,295
State income tax expense, net of federal effect	204	229	339
Other	88	35	73
Change in valuation allowance on deferred tax assets	—	—	(4,000)

Income tax expense (benefit)	$2,266	$2,484	($293)

     In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar will be required to pay compound interest on certain federal income taxes in 2002 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 2002. Avatar anticipates that the interest amount for 2002 will be approximately $300 net of tax benefits. Avatar believes that any potential future interest amounts, if any, will not be material to its financial position and results of operations of the affected future periods.

NOTE O – CONTINGENCIES

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar’s business or financial statements.

     In late-December 2002, Avatar entered into a joint venture in which it has committed to fund up to $25,000 for the development and construction of a 38-story, 250-unit highrise condominium on a 3.5 acre oceanfront site in Hollywood, Florida. As of December 31, 2002 Avatar funded $868 to this joint venture and an additional $675 through February 26, 2003. See Note U.

NOTE P – OTHER MATTERS

     At Avatar’s community of Solivita, bond financing is utilized to fund a portion of the cost of the construction and development of portions of offsite roadways, stormwater management facilities and earthwork, drainage structures, mitigation creation, mitigation area and stormwater area acquisition, utility mains, utility plant improvements and wastewater facilities. The bond financing was obtained by the Poinciana Community Development District (the “CDD”), a local government district operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by special assessment taxes levied on certain property within Solivita, which property is collateral for the obligations and such assessments, with Avatar paying the assessments on the parcels owned by Avatar until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. The special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating budgets of the CDD. The use of this type of bond financing is a common practice for major land developers in Florida. The CDD issued $27,315 of fixed rate term bonds. The outstanding balance as of December 31, 2002 is $26,990. The bonds, which bear interest at 7.125% and mature in May 2031, are not a liability of Avatar.

NOTE Q – FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

     Avatar is primarily engaged in real estate operations in Florida and Arizona. The principal real estate operations are conducted at Poinciana in central Florida near Orlando, Harbor Islands on Florida’s east coast and Rio Rico, south of Tucson, Arizona. Avatar owns and develops land, primarily in various locations in Florida and Arizona. In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information", Avatar’s current and planned real estate operations include the following segments: the development, sale and management of an active adult community; the development and sale of residential communities (including construction of semi-custom homes, mid-priced single- and multi-family homes); and the sale of commercial and industrial or other land sale properties. However, during 2002 the following operations no longer qualified as reportable operating segments in accordance with SFAS No. 131: rental and leasing of shopping centers, property management services, title insurance agency operations and cable television operations. The operating data for 2002 for these operations are included in the “All Other” category and has been reclassified for 2001 and 2000. In addition, due to the sale of the Rio Rico Resort and golf course in Arizona (See Note T for discussion on Discontinued Operations) and the expiration of a lease to a third party operator for the Poinciana Golf and Racquet Club during 2002, the Resort segment also no longer qualified as reportable operating segments in accordance with SFAS No. 131. The Poinciana Golf and Racquet Club operating data for 2002 are included in the “All Other” category and has been reclassified for 2001 and 2000.

NOTE Q – FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS – continued

     The following tables summarize Avatar’s information for reportable segments for the years ended December 31, 2002, 2001 and 2000:

	For the year ended December 31

	2002	2001	2000

Revenues:
Segment revenues
Primary residential communities	$114,573	$80,045	$105,682
Active adult community	49,472	39,382	10,945
Commercial and industrial and other land sales	12,989	12,473	7,372
All other	8,103	10,349	16,729

	185,137	142,249	140,728
Unallocated revenues
Deferred gross profit	1,316	1,525	1,998
Interest income	3,363	6,010	7,285
Trading account profit, net	—	6,829	6,636
Other	435	413	490

Total revenues	$190,251	$157,026	$157,137

	For the year ended December 31

	2002	2001	2000

Operating income (loss):
Segment operating income (loss)
Primary residential community	$21,011	$9,823	$14,324
Active adult community	(9,176)	(8,936)	(11,457)
Commercial and industrial and other land sales	8,852	6,616	4,194
All other	2,021	2,852	8,626

	22,708	10,355	15,687
Unallocated income (expenses)
Deferred gross profit	1,316	1,525	1,998
Interest income	3,363	6,010	7,285
Trading account profit, net	—	6,829	6,636
General and administrative expenses	(13,560)	(10,456)	(11,027)
Interest expense	(3,857)	(4,378)	(6,429)
Other	(4,329)	(3,541)	(4,836)

Income from continuing operations	$5,641	$6,344	$9,314

	December 31

	2002	2001

Assets:
Segment assets
Primary residential communities	$91,031	$59,534
Active adult community	78,565	82,650
Commercial and industrial and other land sales	9,088	9,617
Discontinued assets	—	3,257
Unallocated assets	207,384	216,572

Total assets	$386,067	$371,630

NOTE Q – FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS – continued

(a)	Avatar’s businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Arizona utilities and results of management services and water facility operating results, which Avatar retained in Florida do not qualify individually as separate reportable segments and are included in “All other”.

(e)	There is no interest expense from residential communities, active adult community, and commercial, industrial and other land sales included in segment profit/(loss) for 2002, 2001 and 2000.

(f)	Included in operating profit/(loss) for 2002 is depreciation expense of $184, $1,798 and $1,247 from residential communities, active adult community and unallocated corporate/other, respectively. Included in operating profit/(loss) for 2001 is depreciation expense of $243, $1,682 and $712 from residential communities, active adult community, and unallocated corporate/other, respectively. Included in operating profit/(loss) for 2000 is depreciation expense of $168, $727 and $1,008 from residential communities, active adult community and unallocated corporate/other, respectively.

NOTE R – FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of Avatar’s financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$118,839	$118,839	$111,773	$111,773
Restricted cash	$1,073	$1,073	$1,010	$1,010
Receivables, net	$6,846	$6,846	$7,625	$7,625
Notes, mortgage notes and other debt:
Corporate:
Convertible Subordinated Notes	$102,014	$101,422	$107,731	$102,883
Real estate:
5% Purchase Money Mortgage Note payable	$2,206	$2,077	$—	$—
6.4% Bonds payable	$3,492	$2,051	$—	$—
Note payable, non-interest bearing	$—	$—	$1,300	$1,300

     Avatar, in estimating the fair value of financial instruments, used the following methods and assumptions:

     Cash and cash equivalents and restricted cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

     Receivables, net: The carrying amount reported in the balance sheet for receivables, net approximates its fair value since a significant portion of these receivables represents amounts in transit or due from title companies for house closings and contracts.

     Convertible Subordinated Notes: At December 31, 2002 and 2001, the fair values of the notes are estimated based on quoted market prices.

     Real Estate Notes Payable: The fair values of notes payable are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

NOTE S – QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2002 and 2001 is as follows:

	2002 Quarter

	First	Second	Third	Fourth

Net revenues	$35,924	$47,587	$46,950	$59,790
Expenses	38,653	46,139	46,914	52,904

Income (loss) from continuing operations	(2,729)	1,448	36	6,886
Income tax benefit (expense)	1,086	(593)	(14)	(2,745)
Income (loss) from discontinued operations	(62)	(135)	(413)	2,862

Net income (loss)	($1,705)	$720	($391)	$7,003

Basic and Diluted EPS:
Net income (loss) – Basic and Diluted	($0.20)	$0.09	($0.05)	$0.80

	2001 Quarter

	First	Second	Third	Fourth

Net revenues	$35,778	$42,963	$40,610	$37,675
Expenses	33,963	38,471	$37,441	$40,807

Income (loss) from continuing operations	1,815	4,492	3,169	(3,132)
Income tax benefit (expense)	(708)	(1,862)	(1,257)	1,343
Income (loss) from discontinued operations	(25)	(199)	(353)	(273)

Net income (loss)	$1,082	$2,431	$1,559	$(2,062)

Basic and Diluted EPS:
Net income (loss) – Basic and Diluted	$0.13	$0.29	$0.18	$(0.24)

NOTE T – DISCONTINUED OPERATIONS

     On October 17, 2002, Avatar closed on the sale of the assets of the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500, subject to certain adjustments. In accordance with SFAS No. 144 the assets as of December 31, 2001 and the results of operations for 2002, 2001 and 2000 have been classified as discontinued operations, and prior periods have been restated. The sales transaction resulted in a pre-tax gain of approximately $2,649 and is classified in Avatar’s consolidated statement of operations for the year ending December 31, 2002 as a gain from the sale of discontinued operations. Discontinued operations included revenues from operations of $4,799, $5,935 and $7,062 for the years ended December 31, 2002, 2001 and 2000. The assets of the discontinued operations included in the accompanying consolidated balance sheets as of December 31, 2001 consists of property, plant and equipment of $2,822 and inventories of $168.

NOTE U – SUBSEQUENT EVENTS

     From February 27, 2003 through March 7, 2003, Avatar has repurchased an additional $873 of its common stock representing 39,016 shares and repurchased $7,585 principal amount of the Notes. Furthermore, on March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or the Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The balance of the $20,000 authorization on January 27, 2000 expired upon adoption of the new authorization. In addition, from February 27, 2003 through March 20, 2003 Avatar has funded $11,376 to the highrise condominium joint venture project.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

A.	Identification of Directors

The information called for in this item is incorporated by reference to Avatar’s 2003 definitive proxy statement (under “Election of Directors”) to be filed with the Securities and Exchange Commission on or before April 30, 2003.

B.	Identification of Executive Officers

For information with respect to the executive officers of Avatar, see “Executive Officers of the Registrant” at the end of Part I of this report.

C.	Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference to Avatar’s 2003 definitive proxy statement (under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”), to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 11. Executive Compensation

     The information called for by this item is incorporated by reference to Avatar’s 2003 definitive proxy statement (under the caption “Executive Compensation and Other Information”) to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information called for by this item is incorporated by reference to Avatar’s 2003 definitive proxy statement (under the captions “Principal Stockholders”, “Security Ownership of Management” and “Equity Compensation Plan Information”) to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 13. Certain Relationships and Related Transactions

     The information called for by this item is incorporated by reference to Avatar’s 2003 definitive proxy statement (under the caption “Certain Relationships and Related Transactions”) to be filed with the Securities and Exchange Commission on or before April 30, 2003.

PART IV

Item 14. Controls and Procedures

a)     Based on their evaluation of Avatar’s disclosure controls and procedures conducted within 90 days of the date of filing this annual report on Form 10-K, Avatar’s principal executive officer and principal financial officer have concluded that, as of the date of their evaluation, Avatar’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

b)     There have been no significant changes in Avatar’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Financial Statements and Schedules:

     See Item 8 “Financial Statements and Supplementary Data” on Page 28 of this report.

     Schedules:

II	-	Valuation and Qualifying Accounts

     Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

Exhibits:

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 1998).

3(b)	*	By-laws, as amended and restated May 28, 1998 (previously filed as Exhibit 3(b) to the Form 10-Q for the quarter ended June 30, 1998).

3(c)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 2000).

4(a)	*	Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (previously filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997).

10(a)	* 1	Nonqualified Stock Option Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

10(b)	* 1	Avatar Holdings Inc. 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1997).

10(c)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

10(d)	* 1	Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1998).

10(e)	* 1	First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(o) to Form 10-K for the year ended December 31, 1998).

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K- continued

10(f)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

10(g)	* 1	Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 1998).

10(h)	* 1	First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(r) to Form 10-K for the year ended December 31, 1998).

10(i)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

10(j)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

10(k)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

10(l)	* 1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999).

10(m)	* 1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999).

10(n)	* 1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999).

10(o)	* 1	Employment Agreement, dated as of November 30, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(z) to Form 10-K for the year ended December 31, 2000).

10(p)	* 1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000).

10(q)	* 1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000).

10(r)	* 1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000).

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K –continued

10(s)	* 1	Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(ad) to Form 10-K for the year ended December 31, 2000).

10(t)	* 1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000).

10(u)	* 1	Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(af) to Form 10-K for the year ended December 31, 2000).

10(v)	* 1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000).

10(w)	* 1	Employment Agreement dated March 31, 2001 between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2001).

10(x)	* 1	Executive Incentive Compensation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001).

11		Computations of earnings per share (filed herewith).

21		Subsidiaries of Registrant (filed herewith).

23		Consent of Independent Certified Public Accountants (filed herewith).

99.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (filed herewith).

99.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (filed herewith).

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Employment and Compensation agreements.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and		Deduction/		End of
	of Period	Expenses		(Addition)		Period

Year ended December 31, 2002:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$3,002	($1,316	) (1)	($154	) (2)	$1,840
Allowance for doubtful accounts	500	—		(56	) (2)	556
Valuation allowance for deferred tax assets	25,000	—		2,000		23,000

Total	$28,502	($1,316)		$1,790		$25,396

Year ended December 31, 2001:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$4,657	($1,525	) (1)	$130	(3)	$3,002
Allowance for doubtful accounts	579	—		79	(3)	500
Valuation allowance for deferred tax assets	26,000	—		1,000		25,000

Total	$31,236	($1,525)		$1,209		$28,502

Year ended December 31, 2000:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$6,857	($1,998	) (1)	$202	(3)	$4,657
Allowance for doubtful accounts	741	—		162	(3)	579
Valuation allowance for deferred tax assets	30,000	—		4,000		26,000

Total	$37,598	($1,998)		$4,364		$31,236

(1)	(Credit) charge to operations as an (increase) decrease to revenues.

(2)	Charge to operations as an increase to real estate expenses.

(3)	Uncollectible accounts written off.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.

Dated: March 20, 2003	By:	/s/ Charles L. McNairy

Charles L. McNairy, Executive Vice President, Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 20, 2003	By:	/s/ Gerald D. Kelfer

Gerald D. Kelfer, Director, President, Vice Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee

Dated: March 20, 2003	By:	/s/ Michael P. Rama

Michael P. Rama, Controller and Chief Accounting Officer

Dated: March 20, 2003	By:	/s/ Eduardo A. Brea

Eduardo A. Brea, Director and Audit Committee Member

Dated: March 20, 2003	By:	/s/ Milton Dresner

Milton Dresner, Director and Audit Committee Member

Dated: March 20, 2003	By:	/s/ Leon Levy

Leon Levy, Chairman of the Board of Directors and Executive Committee Member

Dated: March 20, 2003	By:	/s/ Martin Meyerson

Martin Meyerson, Director

Dated: March 20, 2003	By:

Elizabeth Moynihan, Director

Dated: March 20, 2003	By:	/s/ Kenneth T. Rosen

Kenneth T. Rosen, Director and Chairman of the Audit Committee

Dated: March 20, 2003	By:	/s/ Fred Stanton Smith

Fred Stanton Smith, Director, Executive Committee Member and Audit Committee Member

Dated: March 20, 2003	By:	/s/ William G. Spears

William G. Spears, Director

Dated: March 20, 2003	By:	/s/ Beth A. Stewart

Beth A. Stewart, Director and Audit Committee Member

CERTIFICATIONS

I, Gerald D. Kelfer, certify that:

1.     I have reviewed this annual report on Form 10-K of Avatar Holdings Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2003	/s/ Gerald D. Kelfer

Gerald D. Kelfer President and Chief Executive Officer

I, Charles L. McNairy, certify that:

1.     I have reviewed this annual report on Form 10-K of Avatar Holdings Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 24, 2002	/s/ Charles L. McNairy

Charles L. McNairy Executive Vice President, Treasurer and Chief Financial Officer

Exhibit Index

* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
1 Employment and Compensation agreements.

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 1998).

3(b)	*	By-laws, as amended and restated May 28, 1998 (previously filed as Exhibit 3(b) to the Form 10-Q for the quarter ended June 30, 1998).

3(c)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 2000).

4(a)	*	Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (previously filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997).

10(a)	* 1	Nonqualified Stock Option Agreement, dated as of February 13, 1997, by and between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(h) to the Form 10-K for the year ended December 31, 1996).

10(b)	* 1	Avatar Holdings Inc. 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1997).

10(c)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

10(d)	* 1	Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1998).

10(e)	* 1	First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(o) to Form 10-K for the year ended December 31, 1998).

10(f)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

10(g)	* 1	Employment Agreement, dated as of December 4, 1997, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 1998).

10(h)	* 1	First Amendment to Employment Agreement, dated as of February 15, 1999, by and between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(r) to Form 10-K for the year ended December 31, 1998).

Exhibit Index – Continued

10(i)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

10(j)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

10(k)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

10(l)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999).

10(m)	* 1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999).

10(n)	* 1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999).

10(o)	* 1	Employment Agreement, dated as of November 30, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(z) to Form 10-K for the year ended December 31, 2000).

10(p)	* 1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000).

10(q)	* 1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000).

10(r)	* 1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000).

10(s)	* 1	Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10(ad) to Form 10-K for the year ended December 31, 2000).

10(t)	* 1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000).

Exhibit Index – continued

10(u)	* 1	Amended and Restated Employment Agreement, dated as of November 30, 2000, between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10(af) to Form 10-K for the year ended December 31, 2000).

10(v)	* 1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000).

10(w)	* 1	Employment Agreement dated March 31, 2001 between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2001).

10(x)	* 1	Executive Incentive Compensation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001).

11		Computations of earnings per share (filed herewith).

21		Subsidiaries of Registrant (filed herewith).

23		Consent of Independent Certified Public Accountants (filed herewith).

99.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (filed herewith).

99.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (filed herewith).