Form 10-K/A
period 2002-12-31
AVATAR HOLDINGS INC
filed 2003-04-29
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________ Commission File Number

AVATAR HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	23-1739078 (I.R.S. Employer Identification No.)

201 Alhambra Circle, Coral Gables, Florida (Address of principal executive offices)	33134 (Zip code)

Registrant’s telephone number, including area code:	(305) 442-7000

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value; Convertible
Subordinated Notes due 2005, Convertible into Common Stock, $1.00 par value.

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $250,526,156.

The number of shares outstanding of each of the registrant’s capital stock as of April 29, 2003 was 8,500,900 shares of common stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Avatar Holdings Inc. (“Avatar”) amends and restates in their entirety Items 10, 11, 12 and 13 of Part III.

Part III

Item 10. Directors and Executive Officers of the Registrant

The following are directors of Avatar as of April 29, 2003:

     Eduardo A. Brea, 36, has served as a Director since May 2002. He is Partner and Managing Director of Sterling Capital Management LLC since 2000, and was formerly Senior Vice President from 1995 to 2000. Prior thereto, he was Senior Analyst at Wachovia Investment Management from 1990 to 1995.

     Milton Dresner, 77, has served as a Director since July 1995. He is Founding Partner, since 1960, of The Highland Companies, a diversified real estate development and management organization. Mr. Dresner also serves as a director of BioTime, Inc.

     Gerald D. Kelfer, 57, has served as a Director since October 1996. He also serves as Avatar’s Vice Chairman of the Board since December 1996, Chief Executive Officer since July 31, 1997, President since February 13, 1997 and Chairman of the Executive Committee since May 27, 1999. Mr. Kelfer was formerly a principal in Odyssey Partners, L.P., from July 1994 to February 1997; and Executive Vice President, Senior General Counsel and Director of Olympia and York Companies, from 1985 to 1994.

     Martin Meyerson, 80, has served as a Director since May 1981. He is President Emeritus and Professor of Policy and Planning at the University of Pennsylvania, since 1981, and was formerly President thereof from 1970 to 1981. Mr. Meyerson also serves as President of FISCIT (Switzerland/U.S.), Chairman of the University of Pennsylvania Foundation, Chairman of the Marconi International Foundation and Director of the Panasonic Foundation.

     Kenneth T. Rosen, 54, has served as a Director since September 1994. He is Professor of Business Administration since 1979, and Chairman of the Fisher Center for Real Estate and Urban Economics, since 1981, of the University of California, Berkeley. He is also Chairman (formerly, President from 1990 to 2002) of the Rosen Consulting Group, a real estate consulting business; and Chairman (formerly, Chief Executive Officer from 1995 to 2002) of Lend Lease Rosen Real Estate Securities, a registered investment adviser. Mr. Rosen also serves as a director of Golden West Financial Corporation and The PMI Group, Inc.

     Fred Stanton Smith, 74, has served as a Director since September 1980. He is Vice Chairman of the Board of The Keyes Company, a real estate brokerage, financing, management, insurance and development firm, since January 28, 1992. He was formerly President of The Keyes Company. Mr. Smith also serves as a director of Eagle National Bank.

     William G. Spears, 64, has served as a Director since May 1999. He is Principal of Spears, Grisanti & Brown LLC, a registered investment adviser since July 1, 1999. He was formerly Chairman of the Board, from 1972 to June 30, 1999, of Spears, Benzak, Saloman & Farrell, Inc., a registered investment adviser; which in April 1995 became a wholly-owned subsidiary of KeyCorp. Mr. Spears was also Chairman of the Board of Key Asset Management (a subsidiary of KeyCorp.), a registered investment adviser, from 1996 to 2000. He also serves as a director of United Health Group Incorporated and Alcide Corporation.

Item 10. Directors and Executive Officers of the Registrant – continued

     Beth A. Stewart, 46, has served as a Director since May 2001. She is Chief Executive Officer, since August 2001, and Co-Chairman, since October 1999, of Storetrax.com, a real estate internet company. She is also President of Stewart Real Estate Capital, L.L.C., a real estate investment and consulting firm, since January 1993. Ms. Stewart was an Adjunct Professor at Columbia University Graduate School of Business from 1994 to 1996. She also serves as a director of General Growth Properties Inc., Imperial Parking Corporation and CarMax, Inc.

The following are Executive Officers of Avatar as of April 29, 2003:

     Gerald K. Kelfer, 57, has served as President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and member of the Board of Directors since October 1996. He was formerly a principal of Odyssey Partners, L.P. from July 1994 to February 1997; Executive Vice President, Senior General Counsel and Director of Olympia  & York Companies (U.S.) from 1985 to 1994.

     Jonathan Fels, 50, has served as President of Avatar Properties Inc. since December 1997. He is a founding partner and President of various Brookman-Fels companies since July 1980.

     Michael Levy, 44, has served as Executive Vice President and Chief Operating Officer of Avatar Properties Inc. since December 1997. He is a partner and Vice President of various Brookman-Fels companies since April 1983.

     Dennin J. Getman, 58, has served as Executive Vice President since March 1984. Previously, he was Senior vice President from September 1981 to March 1984. He is also General Counsel since September 1981.

     Charles L. McNairy, 56, has served as Executive Vice President since September 1993; Treasurer since September 1992; Chief Financial Officer since September 1992, except from January 1999 to October 2000. Previously, he was Senior Vice President from September 1992 to September 1993.

     Juanita I. Kerrigan, 56, has served as Vice President and Secretary since September 1980.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Avatar’s officers and directors, and any persons who own more than ten percent of Avatar’s Common Stock to file reports of initial ownership of Avatar’s Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent beneficial owners are also required to furnish Avatar with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to Avatar, or written representations from certain reporting persons that no Forms 5 were required, Avatar believes that all Section 16(a) filing requirements were complied with except that two reports on Form 5 reporting one transaction each were not timely filed by Gerald Kelfer following grants of restricted stock units.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth information with respect to compensation of the Chief Executive Officer and the four other highest paid executive officers of Avatar whose total salary and accrued bonus was $100,000 or more for the year ended December 31, 2002, hereinafter referred to as the “Named Executive Officers”).

								Long-Term
								Compensation
		Annual Compensation							Awards

						Other(1)	Restricted	Securities
						Annual	Stock	Underlying	All Other
Name and Principal Position(s)	Year	Salary		Bonus		Compensation	Awards($)	Options(#)	Compensation(5)

Gerald D. Kelfer(2)	2002	$500,000	(2)	$500,000	(2)
Chairman of the	2001	500,000	(2)	500,000	(2)
Executive Committee,	2000	500,000	(2)	439,726	(2)		1,096,900 (3)
Chief Executive Officer and President
Jonathan Fels(2)(4)	2002	$400,000	(2)	$250,000
President, Avatar	2001	400,000	(2)	150,000					$2,550
Properties Inc.	2000	353,846	(2)	150,000					2,625
Michael Levy(2)(4)	2002	$400,000	(2)	$250,000
Executive Vice	2001	400,000	(2)	150,000					$2,550
President and	2000	353,846	(2)	150,000					2,625
Chief Operating Officer, Avatar Properties Inc.
Dennis J. Getman(2)	2002	$250,000	(2)	$217,368
Executive Vice	2001	250,000	(2)	105,000					$2,550
President and	2000	222,149		5,000					2,625
General Counsel
Charles L. McNairy	2002	$225,000		$5,000
Executive Vice President,	2001	225,000		5,000					$2,550
Treasurer and Chief Financial	2000	212,721		5,000					2,625
Officer

(1)	The Named Executive Officers also received automobile allowances and/or the use of company-leased automobiles. Avatar also provides group life, health, hospitalization and medical reimbursement plans which do not discriminate in scope, terms or operation in favor of officers and are available to all full-time employees. The aggregate value of these and any additional perquisite and other personal benefits cannot be specifically or precisely ascertained but do not, in any event, exceed 10% of the total annual salary and bonus reported for each of the Named Executive Officers.

(2)	For discussion of Avatar’s employment agreements with Messrs. Kelfer, Fels, Levy and Getman, see “Employment and Other Agreements.”

(3)	On October 20, 2000, Mr. Kelfer was awarded an opportunity to receive 50,000 Performance Conditioned Restricted Stock Units. See “Employment and Other Agreements” below. The dollar amount reported in the table has been calculated by multiplying the closing price of Avatar Common Stock on the date of award by 50,000. At December 31, 2002, Mr. Kelfer continued to hold the award, and the dollar amount calculated as of such date was $1,150,000. Mr. Kelfer also continued to hold 100,000 Performance Conditioned Restricted Stock Units awarded to him on December 7, 1998. At December 31, 2002, the dollar amount of such units was $2,300,000. Mr. Kelfer is not entitled to receive dividends on the units.

(4)	For information with respect to transactions regarding Mr. Fels and Mr. Levy see “Certain Relationships and Related Transactions.”

(5)	Reflects Avatar’s contribution to the 401(k) Plan. Avatar did not have a matching contribution in effect for the year ended December 31, 2002.

Option / SAR Grants in 2002

     During 2002, no options or SARs were granted to any Named Executive Officer.

Aggregated Option
Exercises in 2002 and Option Values at December 31, 2002

     During 2002, no options were exercised by any Named Executive Officer and no options held by any Named Executive Officer were in-the-money at December 31, 2002.

Number of Securities
Underlying Unexercised
Options at
December 31, 2002(#)

Name	Exercisable/Unexercisable

Gerald D. Kelfer	225,000/0
Jonathan Fels	50,000/0
Michael Levy	50,000/0
Dennis J. Getman	10,000/0
Charles L. McNairy	0/0

Compensation of Directors

     Compensation of directors who are not salaried employees of Avatar is $17,500 per annum. A member of the Executive Committee who is not a salaried employee of Avatar receives a retainer of $2,000 per annum. Members and the Chairman of the Audit Committee receive additional compensation of $12,000 and $14,000 per annum, respectively. Members and the Chairman of the Nominating Committee receive additional compensation of $4,000 and $7,000 per annum, respectively. Members and the Chairman of the Compensation Committee receive additional compensation of $4,000 and $5,000 per annum, respectively.

Employment and Other Agreements

Agreements with Gerald Kelfer

     Employment

     As of November 30, 2000, Avatar entered into an employment agreement with Gerald Kelfer, President, Chief Executive Officer, Chairman of the Executive Committee and Vice Chairman of the Board, to expire on December 31, 2005. Pursuant to the agreement, Mr. Kelfer received an annual base salary of $500,000 and an annual bonus of $500,000. The employment agreement was conditioned on Mr. Kelfer receiving a cash bonus award under the Executive Compensation Plan approved by stockholders on May 31, 2001. Under the terms of the employment agreement with him, Mr. Kelfer could not receive cash compensation (the cumulative sum of cash payments in respect of salary, bonus and any other incentive awards, excluding stock options and restricted stock units) in excess of $10,000,000 for the period from January 1, 2001, through December 31, 2005.

     As of March 27, 2003, Avatar entered into an amended and restated employment agreement with Mr. Kelfer, which expires on December 31, 2008. Pursuant to the agreement, Mr. Kelfer continues to receive an annual base salary of $500,000 and an annual bonus of $500,000 but is no longer subject to a cap on aggregate cash compensation.

     If Mr. Kelfer resigns for good reason or is terminated without cause, he is entitled to receive his base annual salary and annual bonus through December 31, 2008, subject, however, to mitigation pursuant to provisions requiring that he seek other employment of a substantially similar nature and comparable stature. If Mr. Kelfer’s employment terminates on December 31, 2008 or prior thereto he is terminated without cause or resigns for good reason, he will be entitled to annual payments of $250,000 for four years. If his employment is terminated due to his death or permanent disability or he terminates his employment as a result of a change of control (as defined in the employment agreement), Mr. Kelfer or his estate shall be entitled to receive an annual payment for four years equal to the amount derived by multiplying $250,000 by a fraction, the numerator of which is the number of completed whole months of employment from November 30, 2000 and the denominator of which is 97 (the number of whole months until December 31, 2008). If Mr. Kelfer resigns without good reason or is terminated for cause, he is entitled to receive his base salary and prorated bonus through the date of termination.

     Cash Bonus Award Agreement

     On October 20, 2000, Avatar entered into a cash bonus award agreement with Mr. Kelfer pursuant to which Mr. Kelfer was granted an award relating to parcels 1, 8, 9 of Avatar’s Harbor Islands community development project (the “Harbor Islands Project”).

Employment and Other Agreements — continued

The award entitles Mr. Kelfer to receive quarterly cash bonus payments equal to 8% of the cash flow of the Harbor Islands Project. In determining “cash flow”, there is a deduction for a cost of capital that Avatar would charge to the project to the extent the project is funded by Avatar, such charge to be not less than 10% per annum. Prior to the payment of any bonus, Avatar must first receive cumulative cash flow equal to $17 million (the approximate value of the land that Avatar has contributed to the project), plus a 10% return thereon compounded monthly (the “Minimum Return”). Mr. Kelfer has waived the right to receive cash payments in excess of $2,500,000 under the award.

     The award also provides for repayment to Avatar by Mr. Kelfer at the end of the project, on an after-tax basis, of any excess payment, plus interest, should the Compensation Committee determine that the aggregate amount of bonus payments exceeds the aggregate amount that would have been paid if the bonus payment had been made at the end of the project.

     If Mr. Kelfer’s employment is terminated for cause or he resigns for other than good reason prior to December 31, 2005, rights to future bonus payments after the date of termination are forfeited. If Mr. Kelfer’s employment is terminated other than for cause or he resigns for good reason, he will continue to receive future bonus payments. If Mr. Kelfer’s termination is due to his permanent disability or death, Mr. Kelfer or his estate would continue to receive prorated bonus payments based upon the number of months actually employed, provided however, that Mr. Kelfer or his estate would be entitled to a minimum of $500,000 if he would have been entitled to at least such amount but for his permanent disability or death.

     Earnings Participation Award Agreement

     As of March 27, 2003, Avatar entered into an earnings participation award agreement with Mr. Kelfer, pursuant to which he was granted a cash award and a stock award relating to achievement of performance goals. The cash award entitles Mr. Kelfer to a cash payment with respect to each fiscal year beginning 2003 and ending 2007 equal to two and one-half per cent of Avatar’s gross profit (as defined) over minimum levels as established by the Compensation Committee. Under the provisions of the Executive Incentive Compensation Plan, total awards are limited to a maximum of $5,000,000 per individual. Therefore, Mr. Kelfer may receive a maximum aggregate amount of $5,000,000 under the cash bonus award relating to the Harbor Islands Project and the earnings participation award agreement.

     The stock award entitles Mr. Kelfer to receive a number of shares of Avatar Common Stock having a fair market value (as defined) equal to two and one-half per cent of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over the established target gross profit of $186,956,000. Under the provisions of the Incentive Plan, the total aggregate number of shares that may be granted to any one individual is 500,000. Mr. Kelfer would not be eligible to receive any shares of common stock pursuant to the earnings participation award unless the Amended and Restated 1997 Incentive and Capital Accumulation Plan as amended (the “Incentive Plan”) is amended to increase the individual limit.

     If Mr. Kelfer’s employment is terminated for cause or upon resignation for other than good reason, rights to future cash payments or Common Stock issuances after the date of termination are forfeited. If Mr. Kelfer’s employment is terminated other than for cause or upon resignation for good reason, he will continue to receive future cash payments and Common Stock issuances. If his termination is due to his permanent disability or death, he or his estate would receive a prorated cash payment for the fiscal year in which his employment was terminated and prorated Common Stock issuances based upon the number of months actually employed during the performance period. Upon the occurrence of a change in control (as defined), Mr. Kelfer’s cash award would be prorated for the year in which the change in control occurs and future cash awards and stock awards would be cancelled.

Employment and Other Agreements — continued

     Nonqualified Stock Option

     On February 13, 1997, Mr. Kelfer was granted options to purchase 225,000 shares of Avatar Common Stock under the Incentive Plan at an exercise price of $34.00 per share, which provided for Mr. Kelfer to pay the exercise price in cash or by executing a non-recourse promissory note. The options were fully vested as of February 13, 2002.

     As of March 27, 2003, the nonqualified stock options were cancelled and in lieu thereof Mr. Kelfer was granted performance conditioned restricted stock units (“Hurdle Price Restricted Stock Units”).

     Hurdle Price Restricted Stock Units

     As of March 27, 2003, Avatar entered into four restricted stock unit agreements with Mr. Kelfer pursuant to which he has been awarded under the Incentive Plan the opportunity to receive performance conditioned restricted stock units conditioned upon (i) the closing price of Avatar Common Stock being at least equal to a specified hurdle price for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending December 31, 2008 and (ii) the continued employment of Mr. Kelfer at the time the foregoing condition is satisfied.

     At such time as the closing price of Avatar Common Stock is at least $38.00 for 20 trading days out of 30 consecutive trading days, Mr. Kelfer will be granted 23,700 restricted stock units; at least $42.00 for 20 trading days out of 30 consecutive trading days, Mr. Kelfer will be granted an additional 20,000 restricted stock units; at least $46.00 for 20 trading days out of 30 consecutive trading days, Mr. Kelfer will be granted an additional 15,000 restricted stock units; and at least $50.00 for 20 trading days out of 30 consecutive trading days, Mr. Kelfer will be granted an additional 16,300 restricted stock units. Any units granted to Mr. Kelfer vest in full on December 31, 2008 or upon the occurrence of a change of control of Avatar, provided that, in either case, Mr. Kelfer is then employed by Avatar.

     If Mr. Kelfer’s employment is terminated due to his disability or death after a hurdle price condition is met, Mr. Kelfer will receive the greater of a pro rata portion based on the number of whole months which have elapsed from January 1, 2003 to the date of Mr. Kelfer’s disability or death or one-half of the units. If Mr. Kelfer resigns without good reason or is terminated for cause, all of the units will be forfeited. Otherwise, the units granted to him immediately vest in full upon termination of Mr. Kelfer’s employment.

     Amended and Restated Restricted Stock Unit

     On December 7, 1998, Avatar entered into a restricted stock unit agreement with Mr. Kelfer, which was amended and restated as of October 20, 2000. Under the restricted stock unit agreement as amended, Mr. Kelfer has been awarded under the Incentive Plan an opportunity to receive 100,000 performance conditioned restricted stock units representing 100,000 shares of Avatar Common Stock. The actual grant of the units was conditioned upon (i) the closing price of Avatar Common Stock being at least $25.00 per share for 20 trading days out of 30 consecutive trading days during the period beginning October 21, 2000 and ending December 31, 2005, and (ii) the continued employment of Mr. Kelfer at the time the foregoing condition is satisfied. As of May 25, 2001, the closing price of Avatar Common Stock was at least $25.00 for 20 trading days out of 30 consecutive trading days, and the restricted stock units were granted. Any units granted to Mr. Kelfer vest in full on December 31, 2005 or upon the occurrence of a change of control of Avatar, provided that, in either case, Mr. Kelfer is then employed by Avatar.

Employment and Other Agreements — continued

     The restricted stock unit agreement as amended and restated provided that in the event Mr. Kelfer’s employment were terminated due to his disability or death, the units would vest pro rata based on the number of whole months which elapsed from December 7, 1998 to the date of termination. As of March 27, 2003, the restricted stock unit agreement as amended and restated was further amended to provide that if Mr. Kelfer’s employment is terminated due to his disability or death, the units will vest in full. If Mr. Kelfer resigns without good reason or is terminated for cause, all of the units will be forfeited.

     Restricted Stock Units

     On October 20, 2000, Avatar entered into a restricted stock unit agreement with Mr. Kelfer pursuant to which Mr. Kelfer has been awarded an opportunity to receive an additional 50,000 performance conditioned restricted stock units representing 50,000 shares of Avatar Common Stock. The terms of the restricted stock unit agreement are similar to the terms of the amended and restated restricted stock unit agreement described above. As of May 25, 2001, the closing price of Avatar Common Stock was at least $25.00 for 20 trading days out of 30 consecutive trading days, and the restricted stock units were granted.

     If Mr. Kelfer’s employment is terminated due to his disability or death, the units granted to him will vest pro rata based on the number of whole months which have elapsed from October 20, 2000 to the date of Mr. Kelfer’s disability or death. If Mr. Kelfer resigns without good reason or is terminated for cause, all of the units will be forfeited.

     As of March 27, 2003, Avatar entered into an additional restricted stock unit agreement with Mr. Kelfer pursuant to which Mr. Kelfer has been awarded an opportunity to receive an additional 50,000 performance conditioned restricted stock units representing 50,000 shares of Avatar Common Stock. The actual grant of the units is conditioned upon (i) the closing price of Avatar Common Stock being at least $34.00 per share for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending December 31, 2008, and (ii) the continued employment of Mr. Kelfer at the time the foregoing condition is satisfied. Any units granted to Mr. Kelfer vest in full on December 31, 2008 or upon the occurrence of a change of control of Avatar, provided that, in either case, Mr. Kelfer is then employed by Avatar.

     If Mr. Kelfer’s employment is terminated due to his disability or death after the Hurdle Price condition is met, Mr. Kelfer will receive the greater of a pro rata portion of the 50,000 units based on the number of whole months which have elapsed from January 1, 2003 to the date of Mr. Kelfer’s disability or death or 25,000 units. If Mr. Kelfer resigns without good reason or is terminated for cause, all of the units will be forfeited. Otherwise, the units granted to him immediately vest in full upon termination of Mr. Kelfer’s employment.

Agreements with Jonathan Fels and Michael Levy

     Employment

     As of November 30, 2000, Avatar entered into amended and restated employment agreements with Jonathan Fels, as President of Avatar Properties Inc. (“Properties”), and Michael Levy, as Executive Vice President and Chief Operating Officer of Properties, pursuant to which their respective terms of employment were extended to December 31, 2004. Each of Mr. Fels and Mr. Levy received an annual base salary of $400,000, subject to review and increase by the Board. Under other terms of the amended and restated employment agreements, Mr. Fels and Mr. Levy could not receive cash compensation (the cumulative sum of cash payments in respect of salary, bonus and any other incentive awards, excluding securities of Avatar, such as stock options, and

Employment and Other Agreements — continued

any cash payments in respect of Permitted Activities, as defined) in excess of $7,000,000 each for the period of January 1, 2001 through December 31, 2004.

     As of January 1, 2003, Avatar entered into amended and restated employment agreements (the “2003 agreements”) with Mr. Fels and Mr. Levy, pursuant to which their respective terms of employment have been extended to December 31, 2007. Each of Mr. Fels and Mr. Levy will receive an annual base salary of $500,000, subject to review and increase by the Board, and a calendar year annual cash bonus of $250,000.

     If the employment of Mr. Fels or Mr. Levy, as the case may be, is terminated due to disability, death or resignation without good reason or terminated by Avatar for cause, then he or his estate (in the event of his death) will receive his accrued but unpaid base salary through the date of termination. In the event of termination due to death or disability, Mr. Fels or Mr. Levy, or his respective estate, will also receive his annual bonus prorated to the date of termination. If Mr. Fels or Mr. Levy resigns for good reason or is terminated without cause, he is entitled to receive his base salary and annual bonus through December 31, 2007, subject, however, to mitigation pursuant to provisions requiring that Mr. Fels and/or Mr. Levy seek other employment of a substantially similar nature and comparable stature. In addition, Mr. Fels and Mr. Levy are no longer subject to the cumulative cash compensation cap referred to above.

     Cash Bonus Award Agreements

     On October 20, 2000, Avatar entered into cash bonus award agreements with Mr. Fels and Mr. Levy, pursuant to which each was granted an award relating to the Harbor Islands Project. The awards entitle each of Mr. Fels and Mr. Levy to receive quarterly cash bonus payments equal to 6% of the cash flow of the Harbor Islands Project. In determining “cash flow”, there is a deduction for a cost of capital that Avatar would charge to the project to the extent the project is funded by Avatar, such charge to be not less than 10% per annum. Prior to the payment of any bonus, Avatar must first receive the Minimum Return.

     The awards also provide for repayment at the end of the project, on an after-tax basis, of any excess payment, plus interest, should the Compensation Committee determine that the aggregate amount of bonus payments exceeds the aggregate amount that would have been paid if the bonus payments had been made at the end of the project.

     If either Mr. Fels’ or Mr. Levy’s employment is terminated for cause or upon resignation for other than good reason prior to December 31, 2004, rights to future bonus payments after the date of termination are forfeited. If either Mr. Fels’ or Mr. Levy’s employment is terminated other than for cause or upon resignation for good reason, he will continue to receive future bonus payments. If either Mr. Fels’ or Mr. Levy’s termination is due to his permanent disability or death, he or his estate would continue to receive prorated bonus payments based upon the number of months actually employed.

     Earnings Participation Award Agreements

     On March 6, 2003, Avatar entered into earnings participation award agreements with Mr. Fels and Mr. Levy, pursuant to which each was granted a cash award and a stock award relating to achievement of performance goals under Avatar’s business plan. The cash awards entitle each of Mr. Fels and Mr. Levy to a cash payment with respect to each fiscal year beginning 2003 and ending 2007 equal to two percent of Avatar’s gross profit (as defined) over minimum levels as established by the Compensation Committee. Under the provisions of the Executive Incentive Compensation Plan, total cash awards are limited to a maximum of $5,000,000 per individual. Therefore, each of Mr. Fels and Mr. Levy may receive a maximum of $5,000,000 under the cash

Employment and Other Agreements — continued

bonus award relating to the Harbor Islands Project and the earnings participation award agreement.

     The stock awards entitle each of Mr. Fels and Mr. Levy to receive a number of shares of Avatar Common Stock having a fair market value (as defined) equal to two per cent of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over the established target gross profit of $186,956,000.

     If either Mr. Fels’ or Mr. Levy’s employment is terminated for cause or upon resignation for other than good reason, rights to future cash payments or Common Stock issuances after the date of termination are forfeited. If either Mr. Fels’ or Mr. Levy’s employment is terminated other than for cause or upon resignation for good reason, he will continue to receive future cash payments and Common Stock issuances. If either Mr. Fels’ or Mr. Levy’s termination is due to his permanent disability or death, he or his estate would receive a prorated cash payment for the fiscal year in which his employment was terminated and prorated Common Stock issuances based upon the number of months actually employed during the performance period. Upon the occurrence of a change in control (as defined), Mr. Fels’ and Mr. Levy’s cash awards would be prorated for the year in which the change in control occurs and future cash awards and stock awards would be cancelled.

     Nonqualified Stock Option Agreements

     On February 19, 1999, Messrs. Fels and Levy were each granted options to purchase 50,000 shares of Avatar Common Stock under the Incentive Plan, at an exercise price of $25.00 per share. The options granted to each of Messrs. Fels and Levy were fully vested as of February 19, 2002.

     If the employment of Mr. Fels or Mr. Levy, as the case may be, is terminated due to his disability or death, the options will remain exercisable for one year following the date of termination. If either Mr. Fels or Mr. Levy, as the case may be, resign without good reason or is terminated for cause, any unexercised options become null and void upon such termination. Otherwise, the options will remain exercisable until February 19, 2009.

     On March 13, 2003, Messrs. Fels and Levy were each granted additional options to purchase 60,000 shares of Avatar Common Stock under the Incentive Plan, at an exercise price of $25.00 per share. The options vest and become exercisable on December 31, 2007.

     If the employment of Mr. Fels or Mr. Levy, as the case may be, is terminated due to his disability or death, the options will vest pro rata based on the amount of time elapsed between January 1, 2003 and December 31, 2007, and such options will become immediately exercisable and expire one year following the date of termination. If either Mr. Fels or Mr. Levy, as the case may be, resign without good reason or is terminated for cause, any unexercised options become null and void upon such termination. Otherwise, the options will remain exercisable until March 13, 2013.

     Restricted Stock Units

     As of March 27, 2003, Avatar entered into restricted stock unit agreements with Mr. Fels and Mr. Levy, pursuant to which each has been awarded an opportunity to receive 25,000 performance conditioned restricted stock units representing 25,000 shares of Avatar Common

Employment and Other Agreements — continued

Stock. The actual grant of the units is conditioned upon (i) the closing price of Avatar Common Stock being at least $34.00 per share (the “Hurdle Price”) for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending December 31, 2007, and (ii) the continued employment of Mr. Fels or Mr. Levy, as the case may be, at the time the foregoing condition is satisfied. Any units granted to Mr. Fels and Mr. Levy vest in full on December 31, 2007 or upon the occurrence of a change of control of Avatar, provided that, in either case, Mr. Fels or Mr. Levy is then employed by Avatar.

     If Mr. Fels’ or Mr. Levy’s employment is terminated due to his disability or death after the Hurdle Price condition is met, Mr. Fels or Mr. Levy will receive the greater of a pro rata portion of the 25,000 units based on the number of whole months which have elapsed from January 1, 2003 to the date of Mr. Fels’ or Mr. Levy’s disability or death or 12,500 units. If either Mr. Fels or Mr. Levy resigns without good reason or is terminated for cause, all of the units will be forfeited. Otherwise, the units granted to either Mr. Fels or Mr. Levy immediately vest in full upon termination of Mr. Fels’ or Mr. Levy’s employment.

     Agreements with Dennis J. Getman

     Employment Agreement

     As of March 31, 2001, Avatar entered into an employment agreement with Dennis J. Getman, Executive Vice President and General Counsel, for a term of two years at a base salary of $250,000 per annum, which agreement expired as of March 31, 2003. Mr Getman continues to serve as Executive Vice President and General Counsel of Avatar.

     Nonqualified Stock Option Agreement

     On February 19, 1999, Mr. Getman was granted options to purchase 10,000 shares of Avatar Common Stock under the Incentive Plan, at an exercise price of $25.00 per share. The options granted to Mr. Getman were fully vested as of February 19, 2002.

     If Mr. Getman’s employment is terminated due to his disability or death, the options will remain exercisable for one year following the date of termination. If Mr. Getman resigns without good reason or is terminated for cause, any unexercised options become null and void upon such termination. Otherwise, the options will remain exercisable until February 19, 2009.

     Agreement with Charles L. McNairy

     Upon his termination of employment, Mr. McNairy is entitled to receive his base salary for a period of one year from the date of termination.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee are Messrs. Dresner, Meyerson, Rosen and Spears, none of whom are executive officers of Avatar.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the beneficial ownership of Avatar’s common stock as of April 21, 2003 by: (1) each person known by Avatar to own beneficially more than 5% of the outstanding shares of Avatar’s common

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – cont.

stock; (2) each of Avatar’s directors; (3) each of the Named Executive Officers whose name appears in the summary compensation table; and (4) all directors and executive officers as a group.

			% of Class
			Beneficially
Beneficial Owner	Number of Shares (1)		Owned (2)

Odyssey Partners, L.P. 31 West 52nd Street New York, NY 10019	2,107,763	(2)(3)	24.8%
Private Capital Management, L.P. 8889 Pelican Bay Blvd. #500 Naples, FL 34108	1,448,907	(4)	17.0%
Sterling Capital Management LLC Two Morrocroft Centre 4064 Colony Road, Suite 300 Charlotte, NC 28211	940,010	(5)	11.1%
Third Avenue Management LLC 767 Third Avenue New York, NY 10017	613,825	(6)	7.2%
Caxton Associates, L.L.C./ Bruce S. Kovner Princeton Plaza, Bldg. 2 731 Alexander Road Princeton, NJ 08540	486,600	(7)	5.7%
Estate of Leon Levy C/O Odyssey Partners, L.P. 31 West 52nd Street New York, NY 10019	906,926	(8)	9.9%
Eduardo A. Brea	5,257	(9)	*
Milton Dresner	3,644	(10)	*
Gerald D. Kelfer	9,433	(11)	*
Martin Meyerson	2,347	(12)	*
Kenneth T. Rosen	1,000		*
Fred Stanton Smith	1,943	(13)	*
William G. Spears	45,820	(14)	*
Beth A. Stewart	None		*
Jonathan Fels	54,716	(15)	*
Michael Levy	55,345	(16)	*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – cont.

% of Class
Beneficially
Beneficial Owner	Number of Shares (1)	Owned (2)

Dennis J. Getman	10,000(17)	*
Charles L. McNairy	314(18)	*
All directors and executive officers As a group (consisting of 13 persons of whom 12 beneficially own shares of Common Stock)	189,976(9)(10)(11)(12)(13)(14)(15)(16)(17)(18)	2.2%

*	Represents less than one percent.

(1)	Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage of shares owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)	Does not include shares owned by the Estate of Leon Levy, who was Chairman of the Board and a member of the Executive Committee of Avatar and a general partner of Odyssey Partners, L.P., a Delaware limited partnership (“Odyssey”). Jack Nash, Stephen Berger, Joshua Nash, Brian Wruble and Nash Family Partnership, L.P., by virtue of being general partners of Odyssey, share voting and dispositive power with respect to the Common Stock owned by Odyssey and, accordingly, may each be deemed to own beneficially the Common Stock owned by Odyssey. Each of the aforesaid persons has expressly disclaimed any such beneficial ownership (within the meaning of Exchange Act Rule 13d-3(d)(1)) which exceeds the proportionate interest in the Common Stock which he or it may be deemed to own as a general partner of Odyssey. Avatar has been advised that no other person exercises (or may be deemed to exercise) any voting or investment control over the Common Stock owned by Odyssey, a private investment partnership.

(3)	By virtue of its present Common Stock ownership, Odyssey may be deemed to be a “control” person of Avatar within the meaning of that term as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

(4)	Based upon information set forth in Amendment No. 2 to Schedule 13G, dated February 15, 2003, filed by Private Capital (a registered investment adviser), the aggregate amount beneficially owned is 1,448,907 shares, of which 1,444,907 shares are held for the benefit of various clients; the CEO and the President of Private Capital share voting and dispositive power with respect to shares managed by Private Capital; and beneficial ownership of such shares is disclaimed.

(5)	Does not include shares owned by Eduardo A. Brea, who is a Director of Avatar and is a Partner and Managing Director of Sterling Capital. Mr. Brea’s ownership is listed individually within the table. The information as to shares of Common Stock was furnished to Avatar by Sterling Capital (a registered investment adviser), who disclaims beneficial ownership of such shares. Based upon information set forth in Amendment No. 3 to Schedule 13G, dated February 4, 2003, filed by Sterling Capital, its managing member, Sterling MGT, Inc., and its five individual controlling shareholders, such shares are held for the benefit of various clients; and Sterling Capital shares voting and dispositive power with its managing member and controlling shareholders.

(6)	Based upon information set forth in Amendment No. 2 to Schedule 13G, dated January 29, 2003, Third Avenue Management LLC (“TAM”) (a registered investment adviser) is deemed to beneficially own 613,825 shares on behalf of investment advisory clients. TAM has sole voting power with respect to 600,225 shares and sole dispositive power with respect to 613,825 shares.

(7)	Based upon information furnished by Caxton Associates, L.L.C. (“Caxton”) and upon information set forth in Amendment No. 1 to Schedule 13G, dated February 10, 2003, Caxton, as trading advisor and/or managing member of several related investment companies (the “Caxton Accounts”), shares voting and dispositive power with respect to investments of the Caxton Accounts. As Chairman of Caxton and sole shareholder of Caxton Corporation, the manager and majority owner of Caxton, Bruce S. Kovner shares voting and dispositive power and is deemed to be the beneficial owner of the 486,600 shares owned by the Caxton Accounts.

(8)	Includes 628,930 shares issuable on conversion of $20,000,000 principal amount of 7% Notes.

(9)	Represents 4,000 shares and 1,257 shares issuable on conversion of $40,000 principal amount of 7% Notes owned by Mr. Brea. Does not include 940,010 shares beneficially owned by Sterling Capital Management LLC, of which Mr. Brea is a Partner and Managing Director. See Note (5) above.

(10)	Includes 3,144 shares issuable upon conversion of $100,000 principal amount of 7% Notes.

(11)	Represents 9,433 shares issuable upon conversion of $300,000 principal amount of 7% Notes.

(12)	Does not include 847 shares owned by Mr. Meyerson’s wife, as to which shares Mr. Meyerson disclaims beneficial ownership.

(13)	Includes 943 shares issuable upon conversion of $30,000 principal amount of 7% Notes.

(14)	Does not include 1,000 shares owned by the Estate of Mr. Spears’ former wife, as to which shares Mr. Spears disclaimed beneficial ownership. Includes 16,000 shares held and 10,220 shares issuable upon conversion of $325,000 principal amount of 7% Notes held by an individual profit sharing plan, a charitable remainder trust and a family foundation, over which shares Mr. Spears has either sole or shared voting and investment power. Does not include 32,904 shares held and 309,672 shares issuable upon conversion

Item 12. Security Ownership of Certain Beneficial Owners and Management – cont.

of $9,847,600 principal amount of 7% Notes held by Spears Grisanti & Brown LLC, a registered investment adviser, of which Mr. Spears is Managing Partner.

(15)	Represents 50,000 shares issuable upon exercise of options and 4,716 shares issuable upon conversion of $150,000 principal amount of 7% Notes.

(16)	Represents 50,000 shares issuable upon exercise of options and 5,345 shares issuable upon conversion of $170,000 principal amount of 7% Notes.

(17)	Represents 10,000 shares issuable upon exercise of options.

(18)	Represents 314 shares issuable upon conversion of $10,000 principal amount of 7% Notes.

Equity Compensation Plan Information

     The following table summarizes information about the options, warrants and rights and other equity compensation under Avatar’s equity plans as of December 31, 2002.

	Number of securities to		Number of securities remaining
	be issued upon	Weighted-average exercise	available for future issuance
	exercise	price of outstanding	under equity compensation
	of outstanding options,	options, warrants and	plans (excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	565,000 (1)	$29.88 (2)	335,000
Equity compensation plans not approved by security holders	none	—	none
Total	565,000 (1)	$29.88 (2)	335,000

(1)	Includes 150,000 performance conditioned restricted stock units, the actual grant of which is conditioned on certain criteria but which are not subject to payment of an exercise price.

(2)	Excludes above referenced restricted stock units.

Item 13. Certain Relationships and Related Transactions

     The Estate of Leon Levy, as successor to Leon Levy, Avatar’s Chairman of the Board from January 1981 to his death on April 6, 2003, has an agreement with Avatar whereby Avatar provides certain registration rights with respect to Avatar’s 7% Notes purchased by Mr. Levy in an underwritten public offering in 1998, any shares of Common Stock issued upon conversion of such 7% Notes and certain shares of Common Stock owned by Mr. Levy.

     On December 4, 1997, Avatar acquired certain assets of Brookman-Fels, Jeff Ian, Inc. (“Brookman-Fels”), a regional developer of custom and semi-custom homes and communities in South Florida, and entered into employment agreements with its three principals. Two of the principals, Jonathan Fels and Michael Levy, each own 45% of Brookman-Fels. The purchase price is payable in installments from February 1, 1998 through November 1, 2002. Under the acquisition agreement, as amended in 1999, 2000 and 2001 the payments, including interest, of $800,000, due November 1, 1999, 2000 and 2001 were deferred and paid in January 2000, 2001 and 2002, respectively; and the final payment, including interest, of $800,000 was paid on November 1, 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.
By:	/s/ Juanita I. Kerrigan

Juanita I. Kerrigan Vice President and Secretary

Date: April 29, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald D. Kelfer, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Avatar Holdings Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 29, 2003	/s/ Gerald D. Kelfer

Gerald D. Kelfer President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles L. McNairy, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Avatar Holdings Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

Date: April 29, 2003	/s/ Charles L. McNairy

Charles L. McNairy Executive Vice President, Treasurer and Chief Financial Officer