Form 10-Q
period 2003-03-31
AVATAR HOLDINGS INC
filed 2003-05-14
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

DRAFT
FORM 10-Q
As of 5/08/03

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

Yes   [X]        No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [X]        No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,400,900 shares of Avatar’s common stock ($1.00 par value) were outstanding as of May 9, 2003.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Exhibit Index
EX-10.1 Employment Agreement/Gerald D. Kelfer
EX-10.2 Amend. & Restated Stock Unit Agreement
EX-10.3 Earnings Participation Award Agreement
EX-10.4 Restricted Stock Unit Agreement
EX-10.5 Letter Terminating the Stock Option Agree.
EX-10.6 Restricted Stock Unit Agreement (23,700)
EX-10.7 Restricted Stock Unit Agreement (20,000)
EX-10.8 Restricted Stock Unit Agreement (15,000)
EX-10.9 Restricted Stock Unit Agreement (16,300)
EX-10.10 Employment Agreement/Jonathan Fels
EX-10.11 Earnings Participation Award Agreement
EX-10.12 Stock Option Agreement (3/13/03)
EX-10.13 Restricted Stock Unit Agreement - 3/27/03
EX-10.14 Employment Agreement/Michael Levy
EX-10.15 Earnings Participation Award Agreement
EX-10.16 Stock Option Agreement (3/6/2003)
EX-10.17 Restricted Stock Unit Agreement (3/27/03)
EX-99.1 Certification of CEO
EX-99.2 Certification of CFO

AVATAR HOLDINGS INC. AND SUBSIDIARIES

INDEX

PAGE

PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets — March 31, 2003 and December 31, 2002	3
Consolidated Statements of Operations — Three months ended March 31, 2003 and 2002	4
Consolidated Statements of Cash Flows — Three months ended March 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$99,419	$118,839
Restricted cash	1,256	1,073
Receivables, net	6,638	6,846
Land and other inventories	198,676	197,621
Property, plant and equipment, net	47,800	48,148
Other assets	22,154	8,789
Deferred income taxes	5,185	4,751

Total Assets	$381,128	$386,067

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$94,429	$102,014
Real estate	5,698	5,698
Estimated development liability for sold land	19,132	19,181
Accounts payable	3,364	751
Accrued and other liabilities	40,005	36,831

Total Liabilities	162,628	164,475
Commitments and Contingencies
Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 9,552,522 shares at March 31, 2003 and December 31, 2002	9,553	9,553
Additional paid-in capital	167,107	166,996
Retained earnings	59,788	57,766

	236,448	234,315
Treasury stock, at cost, 1,001,622 shares at March 31, 2003 771,864 shares at December 31, 2002	(17,948)	(12,723)

Total Stockholders’ Equity	218,500	221,592

Total Liabilities and Stockholders’ Equity	$381,128	$386,067

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three months ended March 31, 2003 and 2002
(Unaudited)
(Dollars in thousands except per share data)

	2003	2002

Revenues
Real estate sales	$49,380	$34,216
Deferred gross profit	300	329
Interest income	470	806
Other	454	573

Total revenues	50,604	35,924
Expenses
Real estate expenses	42,583	34,807
General and administrative expenses	3,500	2,583
Interest expense	873	883
Other	523	380

Total expenses	47,479	38,653

Income (loss) from continuing operations before income taxes	3,125	(2,729)
Income tax expense (benefit)	1,103	(1,086)

Income (loss) from continuing operations after income taxes	2,022	(1,643)
Discontinued operations:
Loss from operations of discontinued operations	—	(100)
Income tax benefit	—	(38)

Loss from discontinued operations	—	(62)

Net income (loss)	$2,022	($1,705)

Basic and Diluted EPS:
Income (loss) from continuing operations after income taxes	$0.23	($0.19)
Income (loss) from discontinued operations	—	(0.01)

Net income (loss)	$0.23	($0.20)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three months ended March 31, 2003 and 2002
(Dollars in Thousands)

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$2,022	$(1,705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	979	1,338
Deferred gross profit	(300)	(329)
Deferred income taxes	(796)	(424)
Changes in operating assets and liabilities:
Restricted cash	(183)	(838)
Receivables, net	508	(1,653)
Inventories	(1,296)	(3,814)
Other assets	(13,401)	(410)
Accounts payable and accrued and other liabilities	6,260	1,861
Net assets of discontinued operations	—	(193)

NET CASH USED IN OPERATING ACTIVITIES	(6,207)	(6,167)
INVESTING ACTIVITIES
Investment in property, plant and equipment	(403)	(108)

NET CASH USED IN INVESTING ACTIVITIES	(403)	(108)
FINANCING ACTIVITIES
Principal payments of real estate borrowings	—	(666)
Repurchase of 7% Convertible Subordinated Notes	(7,585)	—
Purchase of treasury stock	(5,225)	—

NET CASH USED IN FINANCING ACTIVITIES	(12,810)	(666)

DECREASE IN CASH	(19,420)	(6,941)
Cash and cash equivalents at beginning of period	118,839	111,773

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,419	$104,832

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Three months ended March 31, 2003 and 2002
(Dollars in Thousands)

	2003	2002

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Corporate notes	$0	$(4,667)
Common stock	$0	$193
Additional paid in capital	$0	$4,491
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - (net of amount capitalized of $1,135 and $1,115 in 2003 and 2002, respectively)	$(1,135)	$(979)

Income taxes	$1,900	$700

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheets as of March 31, 2003 and December 31, 2002, and the related consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     For a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2002 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2002 financial statement items have been reclassified to conform to the 2003 presentation.

Land and Other Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2003	2002

Land developed and in process of development	$76,679	$77,765
Land held for future development or sale	18,182	18,182
Dwelling units completed or under construction and community development in process	103,227	101,136
Other	588	538

	$198,676	$197,621

Notes to Consolidated Financial Statements (Unaudited) – continued

Other Assets

     Other assets are summarized as follows:

	March 31,	December 31,
	2003	2002

Prepaid expenses	$4,483	$3,078
Goodwill	2,263	2,263
Investment in Joint Venture	12,615	868
Deposits	1,169	670
Other	1,624	1,910

	$22,154	$8,789

Warranty Costs

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

     During the three months ended March 31, 2003 changes in the warranty accrual consisted of the following:

2003

Accrued warranty costs as of January 1	$639
Estimated warranty expense	275
Amounts charged against warranty accrual	(200)

Accrued warranty costs as of March 31	$714

Earnings Per Share

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Earnings per share is computed based on the weighted average number of shares outstanding of 8,625,548, and 8,738,867 for the three months ended March 31, 2003 and 2002, respectively. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar.

Notes to Consolidated Financial Statements (Unaudited) – continued

Earnings Per Share - continued

     Earnings per share amounts are calculated as follows for the three months ended March 31 (income and share amounts in thousands):

	2003

	Income	Shares	Per Share

Net income	$2,022	8,625.548	$0.23
Effect of dilutive restricted stock	—	2.693	—

Net income – assuming dilution	$2,022	8,628.241	$0.23

	2002

	Income	Shares	Per Share

Net income	$(1,705)	8,738.867	$(0.20)
Effect of dilutive restricted stock	—	—	—

Net income – assuming dilution	$(1,705)	8,738.867	$(0.20)

     In accordance with SFAS No. 128, the computation of earnings per share for 2003 and 2002 did not assume the conversion of the 7% Convertible Subordinated Notes (Notes) and the exercise of employee stock options because the effect of both is antidilutive. There is no difference between basic and diluted earnings per share for 2003 and 2002.

Repurchase and Exchange of Common Stock and Notes

     From January 1 through March 7, 2003, Avatar repurchased $5,225 of its common stock representing 229,758 shares and $7,585 principal amount of its Notes under its previous $20,000 authorization. On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of May 9, 2003 Avatar repurchased $3,650 of its common stock representing 150,000 shares, and the balance of the authorization is $26,350.

     During the first quarter of 2002, Avatar exchanged 193,000 shares of its common stock for Notes with a face value of $4,667. These transactions were not induced exchanges.

Notes to Consolidated Financial Statements (Unaudited) – continued

Stock-Based Compensation

     Avatar has accounted for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the average market value of Avatar’s stock on the date of the grant. For restricted stock units granted, compensation expense of $344 and $306 has been accrued for the three months ended March 31, 2003 and 2002, respectively.

     Compensation cost of the stock options using the fair value method would have been $9 and $147 at March 31, 2003 and 2002, respectively. The following table summarizes pro forma income (loss) from continuing operations, net income (loss) and earnings per share in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” for the three months ended March 31, 2003 and 2002:

	As Reported		Pro forma

	2003	2002	2003	2002

Income (loss) from continuing operations	$2,022	$(1,643)	$2,013	$(1,795)
Net income (loss)	$2,022	$(1,705)	$2,013	$(1,852)
Basic and Diluted Per Share Data:
Income (loss) from continuing operations	$0.23	$(0.19)	$0.23	$(0.20)
Net income (loss)	$0.23	$(0.20)	$0.23	$(0.21)

Joint Venture

     In late-December 2002, Avatar entered into a joint venture (the “Joint Venture”) in which it has committed to fund up to $25,000 for the development of a 3.5 acre site and construction of a 38-story oceanfront condominium of up to 250 units in Hollywood, Florida. Avatar has a 50% voting interest in the Joint Venture. Accordingly Avatar is accounting for its investment in the Joint Venture under the equity method as it evaluates the impact of FASB Interpretation No. 46 (Interpretation No.46) “Consolidation of Variable Interest Entities” as discussed below. As of March 31, 2003, Avatar funded $12,920 of its commitment to fund the Joint Venture. As of May 12, 2003, Avatar funded an additional $2,496.

     The following is the Joint Venture’s balance sheet as of March 31, 2003:

Assets:
Cash and cash equivalents	$334
Restricted cash	4,141
Land and other inventories	24,254
Other assets	289

Total assets	$29,018

Liabilities and equity:
Accounts payable and other liabilities	$5,405
Notes payable	10,950
Equity of:
Avatar	12,920
Joint venture partner	351
Retained earnings (loss)	(608)

Total liabilities and equity	$29,018

Notes to Consolidated Financial Statements (Unaudited) – continued

Joint Venture - continued

     Avatar’s share of the net loss from the Joint Venture is $304 and is included in real estate expenses in Avatar’s accompanying consolidated statements of operations for the three months ended March 31, 2003. The following is the Joint Venture’s statement of operations for the three months ended March 31, 2003:

Interest income	$5
Costs and expenses	613

Net loss	$(608)

Avatar’s share of net loss	$(304)

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (Interpretation No. 46), “Consolidation of Variable Interest Entities”. Interpretation No. 46 expands upon and strengthens Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Interpretation No. 46 also requires expanded disclosures by the primary beneficiary, as defined, of a variable interest entity and by an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Avatar continues to evaluate the Joint Venture and the potential impact of Interpretation No. 46 and cannot conclude definitively whether consolidation of the Joint Venture will be required until this evaluation is complete.

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.

Notes to Consolidated Financial Statements (Unaudited) – continued

Financial Information Relating To Industry Segments

     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2003 and 2002:

	Three months ended March 31

	2003	2002

Revenues:
Segment revenues
Primary residential communities	$32,224	$18,682
Active adult community	11,856	13,706
Commercial and industrial and other land sales	3,836	577
All other	1,906	1,524

	49,822	34,489
Unallocated revenues
Deferred gross profit	300	329
Interest income	470	806
Other	12	302

Total revenues	$50,604	$35,926

Operating income (loss):
Segment operating income (loss)
Primary residential communities	$6,269	$2,104
Active adult community	(1,339)	(2,050)
Commercial and industrial and other land sales	3,130	329
All other	322	378

	8,382	761
Unallocated income (expenses)
Deferred gross profit	300	329
Interest income	470	806
General and administrative expenses	(3,500)	(2,583)
Interest expense	(873)	(883)
Other	(1,654)	(1,166)

Income (loss) from continuing operations before income taxes	$3,125	$(2,736)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

RESULTS OF OPERATIONS

     In the preparation of its financial statements, Avatar applies accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of Avatar’s accounting policies, refer to Avatar Holdings Inc.’s 2002 Annual Report on Form 10-K.

     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

     Data from primary residential and active adult communities homebuilding operations for the three months ended March 31, 2003 and 2002 is summarized as follows:

	For the three months ended

	2003	2002

Homes closed
Number of homes	230	217
Aggregate dollar volume	$42,693	$31,333
Average price per home	$186	$144
Homes sold, net
Number of homes	414	293
Aggregate dollar volume	$81,479	$56,416
Average price per home	$197	$193

	As of March 31,

	2003	2002

Backlog
Number of homes	997	614
Aggregate dollar volume	$205,173	$132,812
Average price per home	$206	$216

     Results for Avatar’s active adult community, Solivita, included in the above table for the three months ended March 31, 2003 and 2002, are: 154 and 125 contracts written with an aggregate sales volume of $30,970 and $21,232, respectively; 60 and 82 homes closed, generating revenues from Solivita homebuilding operations of $10,906 and $12,987, respectively. Backlog at March 31, 2003 and 2002 totaled 446 units at $81,655 and 229 units at $38,746, respectively.

     Net income (loss) for the three months ended March 31, 2003 and 2002 was $2,022 or $0.23 per share and ($1,705) or ($0.20) per share, respectively. The increase in net income for the three months ended March 31, 2003, as compared to the same period in 2002, was primarily attributable to an increase in real estate operating results, partially mitigated by a decrease in interest income and an increase in general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS - continued

     Real estate revenues for the three months ended March 31, 2003 increased $15,164 or 44.3% when compared to the same period in 2002. The increase in real estate revenues is generally a result of increased revenues generated from primary residential communities operations and commercial and industrial land sales, partially mitigated by reduced active adult community operations. Revenues from primary residential communities increased $13,542 or 72.5% for the three months ended March 31, 2003 due to increased closings at Poinciana, Harbor Islands and Rio Rico. Revenues from active adult community operations for the three months ended March 31, 2003 decreased $1,850 or 13.5% due primarily to reduced closings when compared to the same period in 2002.

     Real estate expenses for the three months ended March 31, 2003 increased $7,776 or 22.3% when compared to the same period in 2002. The increase in real estate expenses for the three months ended March 31, 2003 when compared to the same period in 2002 is generally a result of increased expenses from primary residential communities operations associated with the increased closings at Poinciana, Harbor Islands and Rio Rico, partially mitigated by reduced expenses from active adult community operations.

     Interest income for the three months ended March 31, 2003 decreased $336 or 41.6% when compared to the same period in 2002. This decrease is attributed to lower interest rates and lower interest income earned on declining principal balances of contracts receivable.

     General and administrative expenses for the three months ended March 31, 2003 increased $917 or 35.5% as compared to the same period in 2002. The increase is primarily due to increases in executive compensation, professional fees and insurance.

     Income tax expense (benefit) was provided for at an effective tax rate of 35.3% and 39.7% for the three months ended March 31, 2003 and 2002, respectively.

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

     From January 1 through March 7, 2003, Avatar repurchased $5,225 of its common stock representing 229,758 shares and $7,585 principal amount of its Notes under its previous $20,000 authorization. On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of May 9, 2003 Avatar repurchased $3,650 of its common stock representing 150,000 shares, and the balance of the authorization is $26,350.

     As of March 31, 2003, cash and cash equivalents totaled approximately $99,419. We anticipate that after expenditures for completion of development of Solivita, expenditures related to development at Harbor Islands, development expenses at Bellalago and Cory Lake Isles and the balance of our commitment to fund development and construction of Ocean Palms, we will have sufficient liquidity to enable us to realize opportunities on existing landholdings. However, depending upon new real estate or other business opportunities, available liquidity may not be sufficient to fund new ventures, develop and realize the potential of our existing landholdings, fund operating activities and repay debt. Therefore, we are considering financing alternatives which may include the use of real estate assets as collateral for future borrowings.

     For the three months ended March 31, 2003, net cash used in operating activities amounted to $6,207, primarily as a result of increases in other assets of $13,401 and inventories of $1,296, partially offset by an increase in accounts payable and accrued and other liabilities of $6,260. Net cash used in investing activities of $403 resulted from investments in property, plant and equipment. Net cash used in financing activities of $12,810 resulted from the repurchase of $7,585 of Notes and the purchase of $5,225 of treasury stock.

     For the three months ended March 31, 2002, net cash used in operating activities amounted to $6,167, primarily as a result of an increase in inventories of $3,814 and receivables of $1,653, partially offset by an increase in accounts payable and accrued and other liabilities of $1,861. Net cash used in investing activities of $108 resulted from investments in property, plant and equipment. Net cash used in financing activities of $666 resulted from the repayment of notes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

FORWARD – LOOKING STATEMENTS

     Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate development; the level of immigration and in-migration to Avatar’s regional market areas; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in greater detail in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes in Avatar’s market risk during the three months ended March 31, 2003. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2002 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

10.1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.2	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.3	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.4	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.5	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.6	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.7	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.8	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.9	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.10	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (filed herewith).

10.11	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

10.12	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

10.13	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

10.14	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (filed herewith).

10.15	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed herewith).

Item 6.	Exhibits and Reports on Form 8-K – continued

10.16	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed herewith).

10.17	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed herewith).

99.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (filed herewith).

99.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (filed herewith).

Report on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: May 14, 2003	By:	/s/ Charles L. McNairy

Charles L. McNairy
Executive Vice President, Treasurer and
Chief Financial Officer

Date: May 14, 2003	By:	/s/ Michael P. Rama

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Gerald D. Kelfer

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ Charles L. McNairy

Charles L. McNairy
Executive Vice President, Treasurer and Chief
Financial Officer

Exhibit Index

10.1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.2	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.3	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.4	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.5	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.6	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.7	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.8	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.9	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.10	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (filed herewith).

10.11	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

10.12	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

10.13	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed herewith).

10.14	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (filed herewith).

10.15	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed herewith).

10.16	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed herewith).

Exhibit Index - continued

10.17	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed herewith).

99.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (filed herewith).

99.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (filed herewith).