Form 10-Q
period 2003-06-30
AVATAR HOLDINGS INC
filed 2003-08-11
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

or

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

Yes   ☒   No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,733,885 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2003.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$89,214	$118,839
Restricted cash	2,081	1,073
Receivables, net	9,447	6,846
Land and other inventories	197,815	197,621
Property, plant and equipment, net	48,042	48,148
Other assets	23,749	8,789
Deferred income taxes	5,512	4,751

Total Assets	$375,860	$386,067

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$94,429	$102,014
Real estate	3,492	5,698
Estimated development liability for sold land	18,753	19,181
Accounts payable	2,721	751
Accrued and other liabilities	41,741	36,831

Total Liabilities	161,136	164,475

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 9,552,522 shares at June 30, 2003 and December 31, 2002	9,553	9,553
Additional paid-in capital	167,258	166,996
Retained earnings	59,511	57,766

	236,322	234,315
Treasury stock, at cost, 1,151,622 shares at June 30, 2003
771,864 shares at December 31, 2002	(21,598)	(12,723)

Total Stockholders’ Equity	214,724	221,592

Total Liabilities and Stockholders’ Equity	$375,860	$386,067

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Six and Three months ended June 30, 2003 and 2002
(Unaudited)
(Dollars in thousands except per share data)

	Six Months		Three Months

	2003	2002	2003	2002

Revenues
Real estate sales	$105,705	$79,978	$56,325	$45,762
Deferred gross profit	610	690	310	361
Interest income	868	1,777	398	971
Other	1,043	1,066	589	493

Total revenues	108,226	83,511	57,622	47,587

Expenses
Real estate expenses	95,449	76,787	52,866	41,980
General and administrative expenses	7,604	5,838	4,104	3,255
Interest expense	1,466	1,402	593	519
Other	966	765	443	385

Total expenses	105,485	84,792	58,006	46,139

Income (loss) from continuing operations before income taxes	2,741	(1,281)	(384)	1,448

Income tax expense (benefit)	996	(493)	(107)	593

Income (loss) from continuing operations	1,745	(788)	(277)	855

Discontinued operations:
Loss from operations of discontinued operations	—	(320)	—	(220)
Income tax benefit	—	(123)	—	(85)

Loss from discontinued operations	—	(197)	—	(135)

Net income (loss)	$1,745	($985)	($277)	$720

Basic and Diluted EPS:
Income (loss) from continuing operations	$0.20	($0.09)	($0.03)	$0.10
Loss from discontinued operations	—	(0.02)	—	(0.02)

Net income (loss)	$0.20	($0.11)	($0.03)	$0.08

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the Six months ended June 30, 2003 and 2002
(Dollars in Thousands)

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$1,745	($985)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,039	2,472
Deferred gross profit	(610)	(690)
Loss on investment in joint venture	599	—
Deferred income taxes	(2,954)	(616)
Changes in operating assets and liabilities:
Restricted cash	(1,008)	(462)
Receivables, net	(1,991)	(62)
Inventories	(1,319)	2,040
Investment in joint venture	(16,121)	—
Other assets	489	633
Accounts payable and accrued and other liabilities	9,335	2,806
Net assets of discontinued operations	—	208

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,796)	5,344

INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,163)	(1,786)

NET CASH USED IN INVESTING ACTIVITIES	(1,163)	(1,786)

FINANCING ACTIVITIES
Principal payments of real estate borrowings	(2,206)	(666)
Repurchase of 7% Convertible Subordinated Notes	(7,585)	—
Purchase of treasury stock	(8,875)	—

NET CASH USED IN FINANCING ACTIVITIES	(18,666)	(666)

(DECREASE) INCREASE IN CASH	(29,625)	2,892
Cash and cash equivalents at beginning of period	118,839	111,773

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,214	$114,665

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Six months ended June 30, 2003 and 2002
(Dollars in Thousands)

	2003	2002

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Corporate notes	$0	($4,667)
Common stock	$0	$193
Additional paid in capital	$0	$4,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — (net of amount capitalized of $2,347 and $2,579 in 2003 and 2002, respectively)	$1,190	$1,164

Income taxes	$3,950	$700

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands except per share data)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheets as of June 30, 2003 and December 31, 2002, and the related consolidated statements of operations for the six and three months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     For a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2002 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2002 financial statement items have been reclassified to conform to the 2003 presentation.

Land and Other Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2003	2002

Land developed and in process of development	$76,275	$77,765
Land held for future development or sale	18,001	18,182
Dwelling units completed or under construction and community development in process	103,197	101,136
Other	342	538

	$197,815	$197,621

Notes to Consolidated Financial Statements (Unaudited) — continued

Other Assets

     Other assets are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2003	2002

Prepaid expenses	$2,964	$3,078
Goodwill	2,263	2,263
Investment in Joint Venture	16,390	868
Deposits	670	670
Other	1,462	1,910

	$23,749	$8,789

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

     During the six months ended June 30, 2003 changes in the warranty accrual consisted of the following:

2003

Accrued warranty costs as of January 1	$639
Estimated warranty expense	576
Amounts charged	(398)

Accrued warranty costs as of June 30	$817

Notes, Mortgage Notes and Other Debt

     On July 1, 2003, Avatar called for partial redemption on July 31, 2003, of $60,000 of the $94,429 in aggregate principal amount outstanding of its 7% Convertible Subordinated Notes due April 2005 (the “Notes”). The redemption price was $1.02 per $1.0 principal amount, plus accrued interest from April 1, 2003, to the redemption date.

     The Notes are convertible into Avatar’s common stock at a conversion price of $31.80 per share, or 31.447 shares per $1.0 principal amount of the Notes. Rights of holders to effect conversion of the Notes called for redemption expired at the close of business on July 29, 2003. No interest for the period from April 1, 2003 to the date of conversion was paid with respect to any Notes that were surrendered for conversion.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Notes, Mortgage Notes and Other Debt — continued

     Of the $60,000 principal amount of the Notes called for redemption, $49,913 principal amount of the Notes were redeemed for a total of $50,911 inclusive of redemption premium, plus accrued interest of $1,165. Holders of $10,087 principal amount elected to convert their Notes into 317,199 shares of Avatar’s common stock. In addition, holders of $343 principal amount of the Notes which were not called for redemption also elected to convert, resulting in the issuance of 10,786 of shares of Avatar’s common stock. As a result of this transaction, Avatar will record a net pre-tax loss of approximately $1,300 in the consolidated statements of operations for the quarter ended September 30, 2003. As of July 31, 2003, there were 8,733,885 shares of Avatar common stock and $34,086 principal amount of the Notes outstanding.

     On July 31, 2003, Avatar entered into a six-month $30,000 Revolving Line of Credit Facility (the “Facility”) secured by certain real property. The lender has first opportunity to furnish a long-term facility in the amount of $100,000 (the “Future Facility”). There are no assurances that Avatar will be able to secure the Future Facility. However, if the lender does not furnish a commitment by October 1, 2003, the Facility can be extended for one additional six-month term. The interest rate for the Facility is LIBOR plus 2.5%. The proceeds of the Facility are to be used for general corporate purposes, including, but not limited to, additional redemption(s) of Notes, the financing of potential land acquisitions, site development and/or construction expenditures.

Earnings Per Share

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share". Earnings per share is computed based on the weighted average number of shares outstanding of 8,519,786, and 8,446,504 for the six and three months ended June 30, 2003, respectively; and 8,763,749 and 8,788,358 for the six and three months ended June 30, 2002, respectively. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar.

     Earnings per share amounts are calculated as follows for the six and three months ended June 30, 2003 and 2002:

	Six Months		Three Months

	2003	2002	2003	2002

Numerator:
Numerator for basic earnings per share - net income (loss)	$1,745	($985)	($277)	$720
Effect of dilutive restricted stock	—	—	—	—

Numerator for dilutive earnings per share	$1,745	($985)	($277)	$720

Denominator:
Denominator for basic earnings per share - weighted average shares	8,519,786	8,763,749	8,446,504	8,788,358
Effect of dilutive restricted stock	4,150	—	1,457	—

Denominator for dilutive earnings per share	8,523,936	8,763,749	8,447,961	8,788,358

Basic earnings per share	$0.20	($0.11)	($0.03)	$0.08

Diluted earnings per share	$0.20	($0.11)	($0.03)	$0.08

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Earnings Per Share — continued

     In accordance with SFAS No. 128, the computation of earnings per share for 2003 and 2002 did not assume the conversion of the 7% Convertible Subordinated Notes (Notes) and the exercise of employee stock options because the effect of both is antidilutive. There is no difference between basic and diluted earnings per share for 2003 and 2002.

Repurchase and Exchange of Common Stock and Notes

     From January 1 through May 6, 2003, Avatar repurchased $8,875 of its common stock representing 379,758 shares and $7,585 principal amount of its Notes. On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The balance of this authorization as of June 30, 2003 is $26,350. On June 11, 2003 Avatar’s Board of Directors authorized a partial redemption of the Notes (see “Notes, Mortgage Notes and Other Debt”).

     During the first quarter of 2002, Avatar exchanged 193,000 shares of its common stock for Notes with a face value of $4,667. These transactions were not induced exchanges.

Stock-Based Compensation

     Avatar has accounted for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the average market value of Avatar’s stock on the date of the grant. For restricted stock units granted, compensation expense of $862 and $518 has been accrued for the six and three months ended June 30, 2003, respectively, and compensation expense of $555 and $249 has been accrued for the six and three months ended June 30, 2002, respectively.

     The following table summarizes pro forma income (loss) from continuing operations, net income (loss) and earnings per share in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” for the six and three months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Six Months		Three Months

	2003	2002	2003	2002

Net income (loss) — as reported	$1,745	($985)	($277)	$720
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(55)	(147)	(45)	—

Pro forma net income (loss)	$1,690	($1,132)	($322)	$720

Earnings Per Share:
Basic and Diluted — as reported	$0.20	($0.11)	($0.03)	$0.08

Basic and Diluted — pro forma	$0.20	($0.13)	($0.04)	$0.08

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Joint Venture

     In late-December 2002, Avatar entered into a joint venture (the “Joint Venture”) in which it has committed to fund up to $25,000 for the development of a 3.5 acre site and construction of a 38-story oceanfront condominium of up to 250 units in Hollywood, Florida. Avatar has a 50% voting interest in the Joint Venture. Accordingly Avatar is accounting for its investment in the Joint Venture under the equity method as it evaluates the impact of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” as discussed below. As of June 30, 2003, Avatar funded $16,989 of its commitment to fund the Joint Venture.

     The following is the Joint Venture’s balance sheet as of June 30, 2003:

Assets:
Cash and cash equivalents	$1,165
Restricted cash	8,948
Land and other inventories	25,273
Other assets	1,165

Total assets	$36,551

Liabilities and equity:
Accounts payable and other liabilities	$9,951
Notes payable	10,950
Equity of:
Avatar	16,989
Joint venture partner	(141)
Retained earnings (loss)	(1,198)

Total liabilities and equity	$36,551

     Avatar’s share of the net loss from the Joint Venture is $599 and $295 for the six and three months ended June 30, 2003, respectively, and is included in real estate expenses in Avatar’s accompanying consolidated statements of operations for the six months and three months ended June 30, 2003. The following is the Joint Venture’s statement of operations for the six and three months ended June 30, 2003:

	Six Months	Three Months

Interest income	$27	$22
Costs and expenses	1,225	612

Net loss	($1,198)	($590)

Avatar’s share of net loss	($599)	($295)

     Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (Interpretation No.46), “Consolidation of Variable Interest Entities". Interpretation No. 46 expands upon and strengthens Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Interpretation No. 46 also requires expanded disclosures by the primary beneficiary, as defined, of a variable interest entity and by an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Under Interpretation 46 a change in a contractual agreement may change the status of a variable interest entity. Avatar has evaluated the Joint Venture and the potential impact of Interpretation No. 46 and believes that consolidation will be determined based upon the availability of construction financing to the Joint Venture. If construction financing is not obtained by September 30, 2003, then Avatar may be required to consolidate the Joint Venture; however, Avatar may be required to unconsolidate when financing is obtained. Currently, the Joint Venture is negotiating construction financing with a third-party lender.

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.

     In addition, on July 22, 2003, a holder of the Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its partial redemption of $60,000 of the Notes. Avatar believes that the allegations contained in the lawsuit are without merit and intends to take all appropriate actions to vigorously defend its position.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Financial Information Relating To Industry Segments

     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2003 and 2002:

	Six Months		Three Months

	2003	2002	2003	2002

Revenues:
Segment revenues
Primary residential communities	$66,524	$50,805	$34,300	$32,123
Active adult community	29,967	23,319	18,111	9,613
Commercial/industrial and other land sales	6,117	3,301	2,281	2,724
All other	3,884	3,241	2,037	1,716

	106,492	80,666	56,729	46,176

Unallocated revenues
Deferred gross profit	610	690	310	361
Interest income	868	1,777	398	971
Other	256	378	185	79

Total revenues	$108,226	$83,511	$57,622	$47,587

Operating income (loss):
Segment operating income (loss)
Primary residential communities	$10,646	$8,421	$4,377	$6,317
Active adult community	(2,691)	(4,634)	(1,352)	(2,585)
Commercial/industrial and other land sales	4,913	968	1,783	639
All other	144	873	126	504

	13,012	5,628	4,934	4,875

Unallocated income (expenses)
Deferred gross profit	610	690	310	361
Interest income	868	1,777	398	971
General and administrative expenses	(7,604)	(5,838)	(4,104)	(3,255)
Interest expense	(1,466)	(1,402)	(593)	(519)
Other	(2,679)	(2,136)	(1,329)	(985)

Income (loss) before income taxes from continuing operations	$2,741	($1,281)	($384)	$1,448

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

     Data from primary residential and active adult communities homebuilding operations for the six and three months ended June 30, 2003 and 2002 is summarized as follows:

	Six Months		Three Months

	2003	2002	2003	2002

Units closed
Number of units	516	441	286	224
Aggregate dollar volume	$94,291	$71,982	$51,599	$40,649
Average price per unit	$183	$163	$180	$181

Units sold, net
Number of units	810	577	396	284
Aggregate dollar volume	$162,570	$109,315	$81,091	$52,899
Average price per unit	$201	$189	$205	$186

	June 30,

	2003	2002

Backlog
Number of units	1,107	674
Aggregate dollar volume	$234,664	$145,082
Average price per unit	$212	$215

     Results for Avatar’s active adult community, Solivita, included in the above table for the six and three months ended June 30, 2003 are: 297 and 143 contracts written with an aggregate sales volume of $60,428 and $29,458, respectively; 162 and 102 homes closed, generating revenues from Solivita homebuilding operations of $28,272 and $17,366, respectively. Results for Solivita included in the above table for the six and three months ended June 30, 2002, are: 238 and 113 contracts written with an aggregate sales volume of $41,047 and $19,815, respectively; 135 and 53 homes closed, generating revenues from Solivita homebuilding operations of $22,034 and $9,046, respectively. Backlog at June 30, 2003 and 2002 totaled 487 units at $93,748 and 289 units at $49,514, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS - continued

     Net income (loss) for the six and three months ended June 30, 2003 was $1,745 or $0.20 per share and ($277) or ($0.03) per share, respectively, compared to a net (loss) income of ($985) or ($0.11) per share and $720 or $0.08 per share for the same periods in 2002. The increase in net income for the six months ended June 30, 2003, as compared to the same period in 2002, was primarily attributable to an increase in real estate operating results, partially mitigated by a decrease in interest income and an increase in general and administrative expenses. The decrease in net income for the three months ended June 30, 2003, as compared to the same period in 2002, was primarily attributable to decreases in real estate operating results and interest income and an increase in general and administrative expenses.

     Real estate revenues for the six and three months ended June 30, 2003 increased $25,727 or 32.2% and $10,563 or 23.1% respectively, when compared to the same periods in 2002. The increase in real estate revenues is generally a result of increased revenues generated from primary residential communities operations, active adult operations and commercial and industrial land sales. Revenues from primary residential communities for the six months ended June 30, 2003 increased $15,719 or 30.9% due to increased closings at Poinciana and Harbor Islands. Revenues from primary residential communities for the three months ended June 30, 2003 increased $2,177 or 6.8% due to increased closings at Poinciana. Revenues from active adult community operations for the six and three months ended June 30, 2003 increased $6,648 or 28.5% and $8,498 or 88.4%, respectively, due primarily to increased closings when compared to the same periods in 2002.

     Real estate expenses for the six and three months ended June 30, 2003 increased $18,662 or 24.3% and $10,886 or 25.9% when compared to the same periods in 2002. The increases are generally a result of increased expenses from primary residential communities and active adult communities operations associated with the increased closings at Poinciana, Harbor Islands and Solivita. Also contributing to the increase in real estate expenses for the six and three month periods are start up operating expenses from Bellalago, Cory Lake Isles and the Joint Venture.

     Interest income for the six and three months ended June 30, 2003 decreased $909 or 51.2% and $573 or 59.0% when compared to the same periods in 2002. This decrease is attributed to lower interest rates and lower interest income earned on declining principal balances of contracts receivable.

     General and administrative expenses for the six and three months ended June 30, 2003 increased $1,766 or 30.3% and $849 or 26.1% as compared to the same periods in 2002. The increase is primarily due to increases in executive compensation, professional fees and insurance.

     Income tax expense (benefit) was provided for at an effective tax rate of 36.3% and (27.9%) for the six and three months ended June 30, 2003, respectively, as compared to an effective tax rate of (38.5%) and 41.4% for the same periods in 2002.

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

     From January 1 through June 30, 2003, Avatar repurchased $8,875 of its common stock representing 379,758 shares and $7,585 principal amount of its Notes. On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The balance of this authorization as of June 30, 2003 is $26,350.

     On July 1, 2003, Avatar called for partial redemption on July 31, 2003, of $60,000 of the $94,429 in aggregate principal amount outstanding of its 7% Convertible Subordinated Notes due April 2005 (the “Notes”). The redemption price was $1.02 per $1.0 principal amount, plus accrued interest from April 1, 2003, to the redemption date.

     The Notes are convertible into Avatar’s common stock at a conversion price of $31.80 per share, or 31.447 shares per $1.0 principal amount of the Notes. Rights of holders to effect conversion of the Notes called for redemption expired at the close of business on July 29, 2003. No interest for the period from April 1, 2003 to the date of conversion was paid with respect to any Notes that were surrendered for conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data) — continued

LIQUIDITY AND CAPITAL RESOURCES — continued

     Of the $60,000 principal amount of the Notes called for redemption, $49,913 principal amount of the Notes were redeemed for a total of $50,911 inclusive of redemption premium, plus accrued interest of $1,165. Holders of $10,087 principal amount elected to convert their Notes into 317,199 shares of Avatar’s common stock. In addition, holders of $343 principal amount of the Notes which were not called for redemption also elected to convert, resulting in the issuance of 10,786 shares of Avatar’s common stock. As a result of this transaction, Avatar will record a net pre-tax loss of approximately $1,300 in the consolidated statements of operations for the quarter ended September 30, 2003. As of July 31, 2003, there were 8,733,885 shares of Avatar common stock and $34,086 principal amount of the Notes outstanding.

     We anticipate that after expenditures for completion of development of Solivita, expenditures related to development at Harbor Islands, development expenses at Bellalago and Cory Lake Isles and the balance of our commitment to fund development and construction of Ocean Palms, we will have sufficient liquidity to enable us to realize opportunities on existing landholdings. However, depending upon new real estate or other business opportunities, available liquidity may not be sufficient to fund new ventures, develop and realize the potential of our existing landholdings, fund operating activities and repay the balance of existing debt.

     On July 31, 2003, Avatar entered into a six-month $30,000 Revolving Line of Credit Facility (the “Facility”) secured by certain real property. The lender has first opportunity to furnish a long-term facility in the amount of $100,000 (the “Future Facility”). There are no assurances that Avatar will be able to secure the Future Facility. However, if the lender does not furnish a commitment by October 1, 2003, the Facility can be extended for one additional six-month term. The interest rate for the Facility is LIBOR plus 2.5%. The proceeds of the Facility are to be used for general corporate purposes, including, but not limited to, additional redemption(s) of Notes, the financing of potential land acquisitions, site development and/or construction expenditures. At closing, Avatar drew $5,000 on the Facility.

     On July 8, 2003, Avatar closed on the acquisition of 908 acres of land in Poinciana for a purchase price of $8,484. This property is adjacent to Solivita and will be utilized for future expansion of Solivita.

     As of June 30, 2003, cash and cash equivalents totaled approximately $89,214. Subsequent to expenditures for redemption of the Notes, acquisition of 908 acres of land in Poinciana, start up expenditures at Bellalago and Cory Lake Isles, funding the investment in the highrise condominium project and a $5,000 draw on the Facility, cash and cash equivalents approximated $32,000 as of July 31, 2003.

     For the six months ended June 30, 2003, net cash used in operating activities amounted to $9,796, primarily as a result of Avatar’s funding of the Joint Venture of $16,121, partially offset by an increase in accounts payable and accrued and other liabilities of $9,335. Net cash used in investing activities of $1,163 resulted from investments in property, plant and equipment. Net cash used in financing activities of $18,666 resulted from the repurchase of $7,585 of the Notes, the purchase of $8,875 of treasury stock and the repayment of real estate debt of $2,206.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share data) — continued

LIQUIDITY AND CAPITAL RESOURCES — continued

     For the six months ended June 30, 2002, net cash provided by operating activities amounted to $5,344, primarily as a result of an increase in accounts payable and accrued and other liabilities of $2,807 and a decrease in inventories of $2,040. Net cash used in investing activities of $1,786 resulted from investments in property, plant and equipment. Net cash used in financing activities of $666 resulted from the repayment of notes payable.

FORWARD — LOOKING STATEMENTS

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material changes in Avatar’s market risk during the six months ended June 30, 2003. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

a) Avatar’s management evaluated, with the participation of Avatar’s principal executive and principal financial officers, the effectiveness of Avatar’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2003. Based on their evaluation, Avatar’s principal executive and principal financial officers concluded that Avatar’s disclosure controls and procedures were effective as of June 30, 2003.

b) There has been no change in Avatar’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Avatar’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, Avatar’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Litigation

On July 22, 2003, a holder of the Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its partial redemption of $60,000 of the Notes. Avatar believes that the allegations contained in the lawsuit are without merit and intends to take all appropriate actions to vigorously defend its position.

Item 4. Submission of Matters to a Vote of Security Holders

Avatar’s Annual Meeting of Stockholders was held on June 11, 2003, in Coral Gables, Florida, for the purpose of electing nine directors and approving the appointment of Ernst & Young LLP, independent accountants, as auditors for the year ending December 31, 2003. Proxies were solicited from holders of 8,500,900 outstanding shares of Common Stock as of the close of business on April 30, 2003, as described in Avatar’s Proxy Statement dated May 9, 2003. All of management’s nominees for directors were elected and the appointment of Ernst & Young LLP was approved by the following votes:

ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD

Jack Nash	7,558,867	9,934
Eduardo A. Brea	7,559,128	9,673
Milton H. Dresner	7,531,650	37,151
Gerald Kelfer	7,558,916	9,885
Martin Meyerson	7,556,699	12,102
Kenneth T. Rosen	7,532,233	36,568
Fred Stanton Smith	7,556,749	12,052
William G. Spears	7,531,852	36,949
Beth A. Stewart	7,557,010	11,791

Item 4. Submission of Matters to a Vote of Security Holders — continued

APPOINTMENT OF INDEPENDENT ACCOUNTANTS

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES

6,739,998	824,620	4,183	0

Item 6. Exhibits and Reports on Form 8-K

Exhibits

3.1	By-laws, as amended and restated June 11, 2003 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

Reports on Form 8-K

Current Report on Form 8-K on June 11, 2003 (Item 9), Avatar’s press release reporting on Annual Meeting of Stockholders held on June 11, 2003.

Current Report on Form 8-K on May 14, 2003 (Item 12), Avatar’s press release announcing its first quarter 2003 results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: August 11, 2003	By: /s/ Charles L. McNairy

Charles L. McNairy Executive Vice President, Treasurer and Chief Financial Officer

Date: August 11, 2003	By: /s/ Michael P. Rama

Michael P. Rama Controller and Chief Accounting Officer

Exhibit Index

3.1	By-laws, as amended and restated June 11, 2003 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).