Form 10-Q
period 2003-09-30
AVATAR HOLDINGS INC
filed 2003-11-12
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,742,027 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2003.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

INDEX

PAGE

PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets — September 30, 2003 and December 31, 2002.	3

Consolidated Statements of Operations — Nine and three months ended September 30, 2003 and 2002.	4

Consolidated Statements of Cash Flows — Nine months ended September 30, 2003 and 2002.	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21

PART II. Other Information

Item 1. Legal Proceeding	21

Item 6. Exhibits and Reports on Form 8-K	22

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands except per share data)

	Unaudited
	September 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$32,705	$118,839
Restricted cash	2,019	1,073
Receivables, net	6,874	6,846
Land and other inventories	212,480	197,621
Property, plant and equipment, net	48,023	48,148
Other assets	25,183	8,789
Deferred income taxes	4,785	4,751

Total Assets	$332,069	$386,067

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$34,077	$102,014
Real estate	8,492	5,698
Estimated development liability for sold land	18,145	19,181
Accounts payable	4,108	751
Accrued and other liabilities	32,866	36,831

Total Liabilities	97,688	164,475
Commitments and Contingencies
Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares Issued: 9,885,790 shares at September 30, 2003 9,552,522 shares at December 31, 2002	9,886	9,553
Additional paid-in capital	177,548	166,996
Retained earnings	68,545	57,766

	255,979	234,315
Treasury stock, at cost, 1,151,622 shares at September 30, 2003 771,864 shares at December 31, 2002	(21,598)	(12,723)

Total Stockholders’ Equity	234,381	221,592

Total Liabilities and Stockholders’ Equity	$332,069	$386,067

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Nine and Three months ended September 30, 2003 and 2002
(Unaudited)
(Dollars in thousands except per share data)

	Nine Months		Three Months

	2003	2002	2003	2002

Revenues
Real estate sales	$162,632	$125,200	$56,927	$45,223
Deferred gross profit	905	965	295	275
Interest income	1,122	2,709	254	932
Other	1,561	1,586	518	520

Total revenues	166,220	130,460	57,994	46,950
Expenses
Real estate expenses	147,711	118,564	52,262	41,777
General and administrative expenses	11,553	9,072	3,949	3,234
Interest expense	1,791	2,885	325	1,483
Loss on redemption of 7% Notes	1,329	—	1,329	—
Other	1,406	1,185	440	420

Total expenses	163,790	131,706	58,305	46,914

Income (loss) from continuing operations before income taxes	2,430	(1,246)	(311)	36
Income tax (benefit) expense	(8,349)	(480)	(9,345)	14

Income (loss) from continuing operations	10,779	(766)	9,034	22
Discontinued operations:
Loss from operations of discontinued operations	—	(991)	—	(672)
Income tax benefit	—	(381)	—	(259)

Loss from discontinued operations	—	(610)	—	(413)

Net income (loss)	$10,779	$(1,376)	$9,034	$(391)

Basic EPS:
Income (loss) from continuing operations	$1.26	$(0.09)	$1.05	$—
Loss from discontinued operations	—	(0.07)	—	(0.05)

Net income (loss)	$1.26	$(0.16)	$1.05	$(0.05)

Diluted EPS:
Income (loss) from continuing operations	$1.25	$(0.09)	$1.03	$—
Loss from discontinued operations	—	(0.07)	—	(0.05)

Net income (loss)	$1.25	$(0.16)	$1.03	$(0.05)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the Nine months ended September 30, 2003 and 2002
(Dollars in Thousands)

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$10,779	$(1,376)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,075	4,139
Deferred gross profit	(905)	(965)
Loss on investment in joint venture	788	—
Deferred income taxes	(34)	(861)
Changes in operating assets and liabilities:
Restricted cash	(946)	(818)
Receivables, net	877	1,349
Inventories	(16,920)	(401)
Other assets	3,092	1,929
Accounts payable and accrued and other liabilities	(287)	7,827
Net assets of discontinued operations	—	249

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(481)	11,072
INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,816)	(2,775)
Investment in Joint Venture	(19,944)	—
Investment in acquisition of property	—	(2,177)

NET CASH USED IN INVESTING ACTIVITIES	(21,760)	(4,952)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit	5,000	—
Payments for debt issuance costs	(439)	—
Principal payments of real estate borrowings	(2,206)	(666)
Redemption of 7% Notes	(49,913)	—
Repurchase of 7% Notes	(7,585)	—
Purchase of treasury stock	(8,875)	—
Exercise of stock options	125	—

NET CASH USED IN FINANCING ACTIVITIES	(63,893)	(666)

(DECREASE) INCREASE IN CASH	(86,134)	5,454
Cash and cash equivalents at beginning of period	118,839	111,773

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,705	$117,227

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) — continued
For the Nine months ended September 30, 2003 and 2002
(Dollars in Thousands)

	2003	2002

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Land and other inventories	$—	$16,212
Other assets	$—	$(9,765)
Corporate notes	$(10,439)	$(4,667)
Real estate debt	$—	$6,257
Common stock	$328	$193
Additional paid in capital	$10,432	$4,884
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — (net of amount capitalized of $3,246 and $3,078 in 2003 and 2002, respectively)	$1,456	$662

Income taxes	$4,200	$700

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2003
(Dollars in thousands except per share data)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and its subsidiaries (“Avatar”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheets as of September 30, 2003 and December 31, 2002, and the related consolidated statements of operations for the nine and three months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     For a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2002 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2002 financial statement items have been reclassified to conform to the 2003 presentation.

Land and Other Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2003	2002

Land developed and in process of development	$76,417	$77,765
Land held for future development or sale	26,509	18,182
Dwelling units completed or under construction and community development in process	109,167	101,136
Other	387	538

	$212,480	$197,621

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Other Assets

     Other assets are summarized as follows:

	September 30,	December 31,
	2003	2002

Prepaid expenses	$2,978	$3,078
Goodwill	2,263	2,263
Investment in Joint Venture	19,156	868
Deposits	32	670
Other	754	1,910

	$25,183	$8,789

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

     During the nine months ended September 30, 2003 changes in the warranty accrual consisted of the following:

2003

Accrued warranty costs as of January 1	$639
Estimated warranty expense	873
Amounts charged	(568)

Accrued warranty costs as of September 30	$944

Notes, Mortgage Notes and Other Debt

     On July 1, 2003, Avatar called for partial redemption on July 31, 2003, of $60,000 of the $94,429 in aggregate principal amount outstanding of its 7% Convertible Subordinated Notes due April 2005 (the “Notes”). The redemption price was $1.02 per $1.00 principal amount, plus accrued interest from April 1, 2003 to the redemption date.

     The Notes are convertible into Avatar’s common stock at a conversion price of $31.80 per share, or 31.447 shares per $1.00 principal amount of the Notes. Rights of holders to effect conversion of the Notes called for redemption expired at the close of business on July 29, 2003. No interest for the period from April 1, 2003 to the date of conversion was paid with respect to any Notes that were surrendered for conversion.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt – continued

     Of the $60,000 principal amount of the Notes called for redemption, $49,913 principal amount of the Notes were redeemed for a total of $50,911 inclusive of redemption premium, plus accrued interest of $1,165. Holders of $10,087 principal amount elected to convert their Notes into 317,199 shares of Avatar’s common stock. As a result of this transaction, Avatar recorded a net pre-tax loss of approximately $1,329 in the consolidated statements of operations for the nine and three months ended September 30, 2003. In addition, holders of $352 principal amount of the Notes which were not called for redemption also elected to convert, resulting in the issuance of 11,069 shares of Avatar’s common stock. As of September 30, 2003, there was $34,077 principal amount of the Notes outstanding.

     On October 24, 2003, Avatar called for redemption on November 25, 2003, all outstanding Notes. The redemption price is $1.02 per $1.00 principal amount of Notes. Rights of holders to effect conversion of the 7% Notes called for redemption will expire at the close of business on November 21, 2003. No interest for the period from October 1, 2003 to the date of conversion will be paid with respect to any Notes that are surrendered for conversion.

     On July 31, 2003, Avatar entered into a six-month $30,000 Revolving Line of Credit Facility (the “Short-Term Facility”) with an interest rate of LIBOR plus 2.5% which is secured by certain real property with a book value of $38,306 as of September 30, 2003. As of September 30, 2003 Avatar drew and had outstanding $5,000 on the Short-Term Facility.

     The lender under the Short-Term Facility, as lead arranger, is syndicating a $100,000 long-term Secured Revolving Line of Credit Facility (the “Long-Term Facility”) and has committed to fund up to $40,000 thereof. The Long-Term Facility will be secured by certain real property, including the real property securing the Short-Term Facility, having an aggregate book value of $163,974, as of September 30, 2003. The proceeds may be used for general corporate purposes, the financing of potential land acquisitions, site development and/or construction expenditures. The interest rate for the Long-Term Facility will range from LIBOR plus 2.5% to LIBOR plus 3.0%. Avatar anticipates closing the Long-Term Facility during the fourth quarter of 2003.

Earnings Per Share

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Earnings Per Share — continued

     The following table represents a reconciliation of weighted average shares outstanding for the nine and three months ended September 30, 2003 and 2002:

	Nine Months		Three Months

	2003	2002	2003	2002

Basic weighted average shares outstanding	8,555,728	8,772,042	8,626,439	8,788,358
Effect of dilutive restricted stock	75,000	—	82,500	52,500
Effect of dilutive employee stock options	11,180	—	24,536	2,818

Diluted weighted average shares outstanding	8,641,908	8,772,042	8,733,475	8,843,676

     In accordance with SFAS No. 128, the computation of diluted earnings per share for 2003 and 2002 did not assume the conversion of the Notes because the effect is antidilutive. In addition, the diluted earnings per share for the nine months ended September 30, 2002 did not assume the effect of restricted stock and employee stock options because the effect is antidilutive.

Repurchase and Exchange of Common Stock and Notes

     From January 1 through May 6, 2003, Avatar repurchased $8,875 of its common stock representing 379,758 shares and $7,585 principal amount of its Notes. On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The balance of this authorization as of September 30, 2003 is $26,350.

     During the first quarter of 2002, Avatar exchanged 193,000 shares of its common stock for Notes with a face value of $4,667. These transactions were not induced exchanges.

Stock-Based Compensation

     Avatar has accounted for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the market value of Avatar’s stock on the date of the grant. For restricted stock units granted, compensation expense of $1,260 and $398 has been accrued for the nine and three months ended September 30, 2003, respectively, and compensation expense of $556 and $1 has been accrued for the nine and three months ended September 30, 2002, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Stock-Based Compensation — continued

     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income (loss) and earnings per share in accordance with SFAS No. 123, for the nine and three months ended September 30, 2003 and 2002 had compensation expense for Avatar’s option plan been based on fair value at the grant date:

	Nine Months		Three Months

	2003	2002	2003	2002

Net income (loss) – as reported	$10,779	$(1,376)	$9,034	$(391)
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(100)	(147)	(46)	—

Pro forma net income (loss)	$10,679	$(1,523)	$8,988	$(391)

Earnings Per Share:
Basic
As reported	$1.26	$(0.16)	$1.05	$(0.05)

Pro forma	$1.25	$(0.17)	$1.04	$(0.05)

Diluted
As reported	$1.25	$(0.16)	$1.03	$(0.05)

Pro forma	$1.24	$(0.17)	$1.03	$(0.05)

Income Taxes

     The components of income tax expense (benefit) from continuing operations for the nine and three months ended September 30, 2003, and 2002 are as follows:

	Nine Months		Three Months

	2003	2002	2003	2002

Current
Federal	$456	$(185)	$(823)	$(212)
State	77	(31)	(140)	(35)

Total current	533	(216)	(963)	(247)
Deferred
Federal	(7,596)	(226)	(7,168)	222
State	(1,286)	(38)	(1,214)	39

Total deferred	(8,882)	(264)	(8,382)	261

Total income tax (benefit) expense	$(8,349)	$(480)	$(9,345)	$14

     During the nine and three months ended September 30, 2003, Avatar recorded a tax benefit of $8,639 as the result of the elimination of certain income tax reserves. The effect of this adjustment on basic earnings per share was $1.01 and $1.00 for the nine and three months ended September 30, 2003, respectively. The effect of this adjustment on diluted earnings per share was $1.00 and $0.99 for the nine and three months ended September 30, 2003, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Income Taxes — continued

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Additional paid in capital was credited for $321 representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980. Significant components of Avatar’s deferred income tax assets and liabilities as of September 30, 2003 and December 31, 2002 are as follows:

	September 30,	December 31,
	2003	2002

Deferred income tax assets
Tax over book basis of land inventory	$20,000	$21,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	2,000	2,000
Other	3,785	3,751

Total deferred income tax assets	26,785	27,751
Valuation allowance for deferred income tax assets	(22,000)	(23,000)

Deferred income tax assets after valuation allowance	$4,785	$4,751

     A reconciliation of income tax expense (benefit) before discontinued operations to the expected income tax expense at the federal statutory rate of 35% for the nine months ended September 30, 2003 and 2002 is as follows:

	2003	2002

Income tax expense computed at statutory rate	$851	$(436)
State income tax, net of federal effect	87	(43)
Other, net	352	(1)
Change in valuation allowance on deferred tax assets	(1,000)	—
Elimination of liability for tax related issues	(8,639)	—

Income tax benefit	$(8,349)	$(480)

Joint Venture

     In late-December 2002, Avatar entered into a joint venture (the “Joint Venture”) in which it has committed to fund up to $25,000 for the development of a 3.5 acre site and construction of a 38-story oceanfront condominium of 240 units in Hollywood, Florida. Avatar has a 50% voting interest in the Joint Venture. Accordingly, Avatar is accounting for its investment in the Joint Venture under the equity method as it evaluates the impact of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” as discussed below in the section titled Recently Issued Accounting Pronouncements. As of September 30, 2003, Avatar funded $19,944 of its commitment to fund the Joint Venture.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Joint Venture — continued

     The following is the Joint Venture’s balance sheet as of September 30, 2003:

Assets:
Cash and cash equivalents	$717
Restricted cash	11,864
Land and other inventories	27,276
Other assets	1,948

Total assets	$41,805

Liabilities and equity:
Accounts payable and other liabilities	$12,687
Notes payable	10,950
Equity of:
Avatar	19,944
Joint venture partner	(200)
Retained earnings (loss)	(1,576)

Total liabilities and equity	$41,805

     Avatar’s share of the net loss from the Joint Venture is $788 and $189 for the nine and three months ended September 30, 2003, respectively, and is included in real estate expenses in Avatar’s accompanying consolidated statements of operations for the nine months and three months ended September 30, 2003.

     The following is the Joint Venture’s statement of operations for the nine and three months ended September 30, 2003:

	Nine Months	Three Months

Interest and other income	$107	$80
Costs and expenses	1,683	458

Net loss	$(1,576)	$(378)

Avatar’s share of net loss	$(788)	$(189)

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (Interpretation No. 46), “Consolidation of Variable Interest Entities". Interpretation No. 46 expands upon and strengthens Accounting Research Bulletin No. 51, “Consolidation of Financial Statements” that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Interpretation No. 46 also requires expanded disclosures by the

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Recently Issued Accounting Pronouncements — continued

primary beneficiary, as defined, of a variable interest entity and by an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, on October 8, 2003 the FASB deferred the effective date of Interpretation No. 46 for variable interests held by public companies for all entities that were acquired prior to February 1, 2003. The deferral will require the adoption of provisions of Interpretation No. 46 at periods ending after December 15, 2003. Under Interpretation No. 46 a change in a contractual agreement may change the status of a variable interest entity. Avatar has evaluated the Joint Venture and the potential impact of Interpretation No. 46 and believes that consolidation will be determined based upon the availability of construction financing to the Joint Venture. If construction financing is not obtained by December 31, 2003, then Avatar may be required to consolidate the Joint Venture; however, Avatar may be required to unconsolidate when financing is obtained. Currently, the Joint Venture is negotiating construction financing with a third-party lender.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on Avatar’s financial condition, results of operations or cash flows.

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.

     In addition, on July 22, 2003, a holder of the Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its announcement of a partial redemption of $60,000 of the Notes. Avatar believes that the allegations contained in the lawsuit are without merit and intends to take all appropriate actions to vigorously defend its position.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Financial Information Relating To Industry Segments

     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2003 and 2002:

	Nine Months		Three Months

	2003	2002	2003	2002

Revenues:
Segment revenues
Primary residential communities	$99,120	$82,257	$32,596	$31,452
Active adult community	52,399	35,101	22,432	11,782
Commercial/industrial and other land sales	6,222	3,803	105	502
All other	6,079	4,984	2,195	1,743

	163,820	126,145	57,328	45,479
Unallocated revenues
Deferred gross profit	905	965	295	275
Interest income	1,122	2,709	254	932
Other	373	641	117	264

Total revenues	$166,220	$130,460	$57,994	$46,950

Operating income (loss):
Segment operating income (loss)
Primary residential communities	$14,801	$14,443	$4,155	$6,022
Active adult community	(1,905)	(6,603)	786	(1,969)
Commercial/industrial and other land sales	4,880	1,123	(33)	155
All other	493	943	349	272

	18,269	9,906	5,257	4,480
Unallocated income (expenses)
Deferred gross profit	905	965	295	275
Interest income	1,122	2,709	254	932
General and administrative expenses	(11,553)	(9,072)	(3,949)	(3,234)
Loss on redemption of 7% Notes	(1,329)	—	(1,329)	—
Interest expense	(1,791)	(2,885)	(325)	(1,483)
Other	(3,193)	(2,869)	(514)	(934)

Income (loss) from continuing operations before income taxes	$2,430	$(1,246)	$(311)	$36

Subsequent Events

     On October 21, 2003, Avatar exercised its option to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. The aggregate purchase price for the remaining phases ranges from approximately $22,500 to $27,700 depending upon the dates of closings thereon. Avatar may close on the remaining phases over a 48-month takedown period, with Phases 1 and 2 to be taken down within 29 months and Phase 3 within 48 months. These properties are planned for the overall future development of the Poinciana community.

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

     Data from primary residential and active adult communities homebuilding operations for the nine and three months ended September 30, 2003 and 2002 is summarized as follows:

	Nine Months		Three Months

	2003	2002	2003	2002

Units closed
Number of units	790	685	274	244
Aggregate dollar volume	$147,917	$114,268	$53,625	$42,286
Average price per unit	$187	$167	$196	$173
Contracts signed, net of cancellations
Number of units	1,418	903	608	326
Aggregate dollar volume	$277,401	$163,551	$114,831	$54,237
Average price per unit	$196	$181	$189	$166

	September 30,

	2003	2002

Backlog
Number of units	1,441	756
Aggregate dollar volume	$295,870	$157,013
Average price per unit	$205	$208

     Results for Avatar’s active adult community, Solivita, included in the above table for the nine and three months ended September 30, 2003 are: 408 and 111 contracts written with an aggregate sales volume of $83,623 and $23,194, respectively; 277 and 115 homes closed, generating revenues from Solivita homebuilding operations of $49,825 and $21,554, respectively. Results for Solivita included in the above table for the nine and three months ended September 30, 2002, are: 357 and 119 contracts written with an aggregate sales volume of $60,740 and $19,693, respectively; 204 and 69 homes closed, generating revenues from Solivita homebuilding operations of $33,277 and $11,243, respectively. Backlog at September 30, 2003 and 2002 totaled 483 units at $95,389 and 339 units at $57,964, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

     RESULTS OF OPERATIONS – continued

     Net income for the nine and three months ended September 30, 2003 was $10,779 or $1.25 per diluted share ($1.26 per basic share) and $9,034 or $1.03 per diluted share ($1.05 per basic share), respectively, compared to a net loss of $1,376 or $0.16 per diluted and basic share and $391 or $0.05 per diluted and basic share for the same periods in 2002. The increase in net income for the nine and three months ended September 30, 2003, as compared to the same period in 2002, was primarily due to the recording of a tax benefit of $8,639 as the result of the elimination of certain income tax reserves. The effect of this adjustment on basic earnings per share was $1.01 and $1.00 for the nine and three months ended September 30, 2003, respectively. The effect of this adjustment on diluted earnings per share was $1.00 and $0.99 for the nine and three months ended September 30, 2003, respectively. Also contributing to the increase in net income for the nine and three months ended September 30, 2003, was an increase in real estate operating results, partially mitigated by a decrease in interest income, a loss of $1,329 on redemption of the 7% Notes and an increase in general and administrative expenses.

     Real estate revenues for the nine and three months ended September 30, 2003 increased $37,432 or 29.9% and $11,704 or 25.9% respectively, when compared to the same periods in 2002. The increase in real estate revenues is generally a result of increased revenues generated from active adult operations, primary residential communities operations, and commercial and industrial land sales. Revenues from active adult community operations for the nine and three months ended September 30, 2003 increased $17,298 or 49.3% and $10,650 or 90.4%, respectively, due primarily to increased closings when compared to the same periods in 2002. Revenues from primary residential communities for the nine months ended September 30, 2003 increased $16,863 or 20.5% due to increased closings at Poinciana and Rio Rico and an increase in the average price per unit of closings at Poinciana, Harbor Islands and Rio Rico. Revenues from primary residential communities for the three months ended September 30, 2003 increased $1,144 or 3.6% due to an increase in the average price per unit of closings at Poinciana, Harbor Islands and Rio Rico.

     Real estate expenses for the nine and three months ended September 30, 2003 increased $29,147 or 24.6% and $10,485 or 25.1% when compared to the same periods in 2002. These increases are generally related to the increase in the number of closings as well as the portion thereof which are larger semi-custom products. The increase for the nine months generally relates to increased closings at Poinciana, Solivita, Rio Rico and semi-custom products at Harbor Islands. The increase for the three months generally relates to increased closings at Solivita. Also contributing to the increase in real estate expenses for the nine and three month periods are start up operating expenses from Bellalago, Cory Lake Isles and the Joint Venture, totaling $4,490 and $1,717, respectively.

     Interest income for the nine and three months ended September 30, 2003 decreased $1,587 or 58.6% and $678 or 72.8% when compared to the same periods in 2002. This decrease is attributed to lower interest rates and lower interest income earned on lower available cash and declining principal balances of contracts receivable.

     General and administrative expenses for the nine and three months ended September 30, 2003 increased $2,481 or 27.4% and $715 or 22.1% as compared to the same periods in 2002. The increase is primarily due to increases in executive compensation related to new hires, incentive compensation and salary increases; professional fees; and insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

     RESULTS OF OPERATIONS – continued

     Interest expense for the nine and three months ended September 30, 2003 decreased $1,094 or 37.9% and $1,158 or 78.1% when compared to the same periods in 2002. This decrease is primarily a result of reduced interest expense on the 7% Notes due to the $60,000 principal partial redemption on July 31, 2003.

     During the third quarter of 2003, Avatar recorded a tax benefit of $8,639 as the result of the elimination of certain income tax reserves. Excluding the $8,639 benefit recognition, income tax expense was provided for at an effective tax rate of 11.9% and (227.0%) for the nine and three months ended September 30, 2003, respectively, as compared to an effective tax rate of 38.5% and 38.5% for the same periods in 2002. The change in effective tax rates for the nine and three months ended September 30, 2003, is due to an overprovision of 2002 income taxes.

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

     From January 1 through May 6, 2003, Avatar repurchased $8,875 of its common stock representing 379,758 shares and $7,585 principal amount of its Notes. On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The balance of this authorization as of September 30, 2003 is $26,350.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

     LIQUIDITY AND CAPITAL RESOURCES – continued

     On July 1, 2003, Avatar called for partial redemption on July 31, 2003, of $60,000 of the $94,429 in aggregate principal amount outstanding of its 7% Convertible Subordinated Notes due April 2005 (the “Notes”). The redemption price was $1.02 per $1.00 principal amount, plus accrued interest from April 1, 2003 to the redemption date.

     The Notes are convertible into Avatar’s common stock at a conversion price of $31.80 per share, or 31.447 shares per $1.00 principal amount of the Notes. Rights of holders to effect conversion of the Notes called for redemption expired at the close of business on July 29, 2003. No interest for the period from April 1, 2003 to the date of conversion was paid with respect to any Notes that were surrendered for conversion.

     Of the $60,000 principal amount of the Notes called for redemption, $49,913 principal amount of the Notes were redeemed for a total of $50,911 inclusive of redemption premium, plus accrued interest of $1,165. Holders of $10,087 principal amount elected to convert their Notes into 317,199 shares of Avatar’s common stock. As a result of this transaction, Avatar recorded a net pre-tax loss of approximately $1,329 in the consolidated statements of operations for the nine and three months ended September 30, 2003. In addition, holders of $352 principal amount of the Notes which were not called for redemption also elected to convert, resulting in the issuance of 11,069 shares of Avatar’s common stock. As of September 30, 2003, there was $34,077 principal amount of the Notes outstanding.

     On October 24, 2003, Avatar called for redemption on November 25, 2003, all outstanding Notes. The redemption price is $1.02 per $1.00 principal amount of Notes. Rights of holders to effect conversion of the 7% Notes called for redemption will expire at the close of business on November 21, 2003. No interest for the period from October 1, 2003 to the date of conversion will be paid with respect to any Notes that are surrendered for conversion.

     In anticipation of expenditures for new projects in addition to expenditures for completion of development at Solivita, Harbor Islands, Bellalago and Cory Lake Isles, as well as the balance of the commitment to fund development and construction of Ocean Palms, Avatar deemed it appropriate to seek financing arrangements in order to capitalize on current operations, to fund additional opportunities and to fund corporate matters such as the redemption of 7% Notes.

     On July 31, 2003, Avatar entered into a six-month $30,000 Revolving Line of Credit Facility (the “Short-Term Facility”) with an interest rate of LIBOR plus 2.5% which is secured by certain real property with a book value of $38,306 as of September 30, 2003. As of September 30, 2003 Avatar drew and had outstanding $5,000 on the Short-Term Facility and intends to fund the redemption of the Notes with available cash and/or this facility.

     The lender under the Short-Term Facility, as lead arranger, is syndicating a $100,000 long-term Secured Revolving Line of Credit Facility (the “Long-Term Facility”) and has committed to fund up to $40,000 thereof. The Long-Term Facility will be secured by certain real property, including the real property securing the Short-Term Facility, having an aggregate book value of $163,974, as of September 30, 2003. The proceeds may be used for general corporate purposes, the financing of potential land acquisitions, site development and/or construction expenditures. The interest rate for the Long-Term Facility will range from LIBOR plus 2.5% to LIBOR plus 3.0%. Avatar anticipates closing the Long-Term Facility during the fourth quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

     LIQUIDITY AND CAPITAL RESOURCES – continued

     During the third quarter, Avatar closed on the acquisition of land in Poinciana for a purchase price of $8,484. These properties are adjacent to Solivita and will be utilized primarily for the future expansion of Solivita. On October 21, 2003, Avatar exercised its option to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. The aggregate purchase price for the remaining phases ranges from approximately $22,500 to $27,700 depending upon the dates of closings thereon. Avatar may close on the remaining phases over a 48-month takedown period, with Phases 1 and 2 to be taken down within 29 months and Phase 3 within 48 months. These properties are planned for the overall future development of the Poinciana community.

     As of September 30, 2003, cash and cash equivalents totaled approximately $32,705. However, as a result of expenditures subsequent to September 30, 2003 for the acquisition of land in Poinciana, continued start up expenditures at Bellalago and Cory Lake Isles, funding the investment in the high-rise condominium project, cash and cash equivalents were reduced to $19,000 as of October 31, 2003.

     For the nine months ended September 30, 2003, net cash used in operating activities amounted to $481. Net cash used in investing activities of $21,760 resulted from investments in the Joint Venture and property, plant and equipment of $19,944 and $1,816, respectively. Net cash used in financing activities of $63,893 resulted from the redemption of $49,913 and repurchase of $7,585 of the Notes, the purchase of $8,875 of treasury stock, the repayment of real estate debt of $2,206, partially mitigated by $5,000 in proceeds from a revolving line of credit.

     For the nine months ended September 30, 2002, net cash provided by operating activities amounted to $11,072, primarily as a result of an increase in accounts payable and accrued and other liabilities of $7,827 and a decrease in other assets of $1,929. Net cash used in investing activities of $4,952 resulted from investments in property, plant and equipment of $2,775 and the acquisition of property of $2,177. Net cash used in financing activities of $666 resulted from the repayment of notes payable.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material changes in Avatar’s market risk during the nine months ended September 30, 2003. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     Avatar’s management evaluated, with the participation of Avatar’s principal executive and principal financial officers, the effectiveness of Avatar’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2003. Based on their evaluation, Avatar’s principal executive and principal financial officers concluded that Avatar’s disclosure controls and procedures were effective as of September 30, 2003.

     There has been no change in Avatar’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Avatar’s fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, Avatar’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On July 22, 2003, a holder of the Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its announcement of a partial redemption of $60,000 of the Notes. Avatar believes that the allegations contained in the lawsuit are without merit and intends to take all appropriate actions to vigorously defend its position.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

10.1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.2	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

Reports on Form 8-K

The following reports on Form 8-K were furnished during the quarter for which this report is filed:

     Current Report on Form 8-K on July 1, 2003 (Item 12), Avatar’s press release announcing the partial redemption of its 7% Notes.

     Current Report on Form 8-K on July 16, 2003 (Item 12), Avatar’s press release announcing the acquisition of land in Polk County, Florida.

     Current Report on Form 8-K on July 24, 2003 (Item 12), Avatar’s press release announcing its quarter results for the six and three months ended June 30,2003.

     Current Report on Form 8-K on August 1, 2003 (Item 12), Avatar’s press release announcing results of partial redemption of 7% Notes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC

Date: November 10, 2003	By: /s/ Charles L. McNairy

Charles L. McNairy Executive Vice President, Treasurer and Chief Financial Officer

Date: November 10, 2003	By: /s/ Michael P. Rama

Michael P. Rama Controller and Chief Accounting Officer

Exhibit Index

10.1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.2	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).