Form 10-K
period 2003-12-31
AVATAR HOLDINGS INC
filed 2004-03-11
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 — Commission File Number 0-7616

AVATAR HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1739078

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Alhambra Circle, Coral Gables, Florida	33134

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: Securities registered pursuant to section 12(g) of the Act:	(305) 442-7000

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $274,455,480 as of June 30, 2003.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, $1.00 par value, issued and outstanding.

     As of March 5, 2004, there were 9,391,668 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

AVATAR HOLDINGS INC.
2003 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

     Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate; the level of immigration and in-migration into the areas in which we conduct real estate activities; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; and other factors as are described at the end of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.

     Dollar amounts specified herein are in thousands, except for per share amounts or as otherwise indicated.

PART I

Item 1. Business

General

     Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).

     We are engaged in real estate operations. Our residential community development activities include semi-custom and production homebuilding. In 2002, we entered into a joint venture for development of a highrise condominium in Hollywood, Florida. We also engage in a variety of other real estate-related activities, such as the operation of amenities, the sale of commercial and industrial land, and the operation of a title insurance agency. We also operate a water and wastewater utility at Rio Rico, Arizona.

Item 1. Business – continued

Business Strategy

     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as development and construction of housing on scattered lots. We have expanded our community development and homebuilding operations to newly-acquired land parcels and a joint venture for development of a highrise condominium project.

     As part of our business strategy, from time to time we dispose of non-core assets that we believe do not represent significant long-term opportunities for Avatar. During 2002, we sold the Rio Rico Resort and golf course and substantially all of our remaining land in Cape Coral, Golden Gate and Leisure Lakes, Florida.

     We are actively pursuing other long-term investment and business opportunities. Future opportunities may be in those real estate businesses in which we are presently engaged or may extend to other real estate activities or unrelated businesses.

     To further implement our business strategy and to capitalize on business opportunities, on December 30, 2003, we entered into a three-year $100,000 Secured Revolving Line of Credit Facility (the “Long-Term Facility”).

Real Estate Operations

     We are primarily engaged in real estate operations as summarized below. For further information please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Active Adult Community Development

     Within the Central Florida master-planned community of Poinciana we are developing the highly-amenitized active adult community of Solivita. This community incorporates the natural topography of the land, including more than 1,200 acres of wetlands and an oak hammock. The community currently includes approximately 100,000 square feet of recreation and service facilities, as well as an 18-hole golf course and an active park housing a variety of sporting and games facilities.

     During the third quarter of 2003, we closed on the acquisition of land in Poinciana, adjacent to Solivita, to be utilized primarily for expansion of Solivita. Also during 2003, we commenced redevelopment of a golf course owned by Avatar in Poinciana to become the second course for the Solivita community.

Item 1. Business – continued

     Primary Residential Community Development

     Our primary residential community development business includes construction of production homes, both on scattered lots and on contiguous parcels as part of planned communities, in Poinciana, Florida, and Rio Rico, Arizona. Our primary residential operations also include the development and construction of semi-custom homes within our Harbor Islands, Florida, community. During the fourth quarter of 2003 we commenced closings at our Central Florida community of Bellalago which opened for sales in late 2002. Also during 2003, we commenced sales and closings within Cory Lake Isles, in Tampa, Florida, on parcels acquired in 2002.

     Highrise Joint Venture

     In December 2002, an Avatar subsidiary entered into a joint venture for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. In 2003, sales commenced and as of December 31, 2003, 184 units have been sold at an aggregate sales volume of $142,193. In December 2003, the joint venture closed on a $115,000 construction financing package and commenced development and construction.

     Commercial and Industrial and Other Operations

     During 2003, we closed on the sale to Lowe’s Home Improvement Warehouse of a 150-acre site for construction of a 1.3 million square foot regional distribution center and on the sale to Wal-Mart Stores East, L.P. of a 26.09 acre site adjacent to the Poinciana Shopping Center for construction by Wal-Mart of a 203,622 square foot super store.

     We also earn nominal revenues through rental and other operations, including a small community shopping center in each of Poinciana and Rio Rico, cable television operations at Poinciana, title insurance agency operations, real estate brokerage services and a water and wastewater utility in Rio Rico.

Real Estate Assets

     Our assets consist primarily of real estate in the states of Florida and Arizona. In the Florida communities of Harbor Islands, Poinciana, Solivita, Bellalago and Cory Lake Isles, the Arizona community of Rio Rico and properties in Ocala Springs and Banyan Bay, Florida, we own more than 18,000 acres of developed, partially developed or developable residential, commercial and industrial property. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities and for other similar uses.

     Within our Florida and Arizona communities we also own more than 16,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop.

     We also own a small number of homesites and other acreage at Golden Gate, Leisure Lakes and Cape Coral, Florida, aggregating less than 100 acres.

     For further description of the various communities and the operations conducted therein please see “Item 7. Management’s Discussion and Analysis and Results of Operations.”

Item 1. Business – continued

Title Insurance Agency

     Prominent Title Insurance Agency, Inc., a subsidiary of Avatar Properties Inc., maintains operations at our headquarters in Coral Gables, Florida, as well as in Poinciana, Florida. Services are offered to purchasers of homes from Avatar as well as unrelated parties.

Utilities

     We currently maintain and operate a water and wastewater utility in Rio Rico, Arizona.

Business Segment Information

     Our business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note P to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Employees

     As of December 31, 2003, we employed approximately 394 individuals on a full-time or part-time basis. We also utilize on a daily basis such additional personnel as may be required in connection with various activities. Relations with our employees are satisfactory and there have been no work stoppages.

Investor Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

     You can access financial and other information on our website, at www.avatarholdings.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise with the SEC. You may download this information from our website or may request us to mail specific information to you. Information regarding equity transactions by directors, officers and 10% holders may also be obtained on our website.

Item 1. Business – continued

Regulation

     Our operations, including matters such as planning, zoning, design, construction of improvements, environmental considerations and sales activities are regulated by various local, regional, state and federal agencies, including the Federal Trade Commission. For our community developments in Florida and Arizona, state laws and regulations may require the filing of registration statements, copies of promotional materials and numerous supporting documents, and the delivery of an approved disclosure report to purchasers, prior to the execution of a sales contract. In addition to Florida and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development.

     The small utilities operation we maintain in Rio Rico, Arizona, and applicable rate structures are regulated by various federal, state and county agencies and must comply with federal and state treatment standards. All sources of water and wastewater effluent are required to be tested on a regular basis and purified in order to comply with governmental standards.

     We believe we are in compliance with applicable laws and regulations in all material respects.

Competition

     Our residential homebuilding, planned community development and other real estate operations, particularly in the state of Florida, are subject to significant competition. In the sales of housing units, we compete, as to price and product, with several national and regional homebuilding companies for sales to individuals who desire either to relocate or establish a second home in Florida or Arizona. In recent years, there has been extensive residential development by other developers in the Central and South Florida areas in which we operate.

     We also compete for acquisition of diminishing supplies of raw land, employment of experienced real estate management and sales personnel and contracting for development and construction subcontractors.

Item 2. Properties

     Avatar’s real estate operations are summarized in “Item 1. Business” above and described in “Item 7. Management’s Discussion and Analysis and Results of Operations.” Land developed and in the process of being developed, or held for investment and/or future development, is set forth in Note D of the Notes to Consolidated Financial Statements in Item 8.

     Our corporate headquarters are located at 201 Alhambra Circle, Coral Gables, Florida, in 26,300 square feet of leased office space. For additional information concerning properties leased by Avatar, see “Item 7. Management’s Discussion and Analysis and Results of Operations - Contractual Obligations” and “Item 8. Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings

     The information, set forth in Note N (Contingencies) of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report is incorporated herein by reference.

     We are involved in various pending litigation matters primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on our business or financial statements.

     In addition, on July 22, 2003, a holder of the 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”) filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to Avatar’s partial redemption of $60,000 of the 7% Notes. We believe that the allegations contained in the lawsuit are without merit and intend to take all appropriate actions to vigorously defend our position.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2004.

     The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person’s principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 25, 2004), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience
Jack Nash	75	Chairman of the Board since June 2003; General Partner, Odyssey Partners, L.P., a private investment partnership, since its formation in 1982.

Gerald D. Kelfer	58	President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996. Formerly a principal of Odyssey Partners, L.P. from July 1994 to February 1997.

Jonathan Fels	51	President, Avatar Properties Inc., since December 1997; founding partner and President of various Brookman-Fels companies since July 1980.

Michael Levy	45	Executive Vice President and Chief Operating Officer, Avatar Properties Inc., since December 1997; partner and Vice President of various Brookman-Fels companies since April 1983.

Dennis J. Getman	59	Executive Vice President since March 1984, Senior Vice President from September 1981 to March 1984 and General Counsel since September 1981.

Executive Officers of the Registrant - continued

Name	Age	Office and Business Experience

Charles L. McNairy	57	Executive Vice President since September 1993, Treasurer since September 1992, Chief Financial Officer since September 1992, except from January 1999 to October 2000 and Senior Vice President from September 1992 to September 1993.

Juanita I. Kerrigan	57	Vice President and Secretary since September 1980.

     The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted.

     No director or executive officer of Avatar has any family relationship with any other director or executive officer of Avatar.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 6,133 record holders of Common Stock at February 29, 2004.

     High and low quotations, as reported, for the last two years were:

	Quotations
	2003		2002
Quarter Ended	High	Low	High	Low
March 31	25.990	22.000	27.400	23.300
June 30	31.640	24.380	28.400	25.700
September 30	33.200	30.000	27.500	23.690
December 31	38.140	31.300	25.000	21.000

     Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.

Item 6. Selected Financial Data

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except per share data)

	Year ended December 31
	2003	2002	2001	2000	1999
Statement of Income Data
Revenues	$253,008	$190,251	$157,026	$157,137	$183,828

Income (loss) from continuing operations before income taxes and discontinued operations	$9,909	$5,641	$6,344	$9,414	($1,411)
Income tax (expense) benefit	8,554	(2,266)	(2,484)	293	563

Income (loss) from continuing operations after income taxes and before discontinued operations	$18,463	$3,375	$3,860	$9,707	($848)
Discontinued operations:
Income (loss) from operations of discontinued operations, operations (including gain on disposal of $2,649 for 2002 and $103,188 for 1999)	—	1,265	(1,382)	(639)	102,149
Income tax benefit (expense)	—	987	532	246	(13,151)

Income (loss) on discontinued operations	—	2,252	(850)	(393)	88,998

Net income	$18,463	$5,627	$3,010	$9,314	$88,150

Basic Per Share Data
Income (loss) from continuing operations after income tax and before discontinued operations	$2.13	$0.38	$0.46	$1.16	($0.09)
Discontinued operations:
Income (loss) on discontinued operations	—	0.26	(0.10)	(0.05)	9.73

Net income	$2.13	$0.64	$0.36	$1.11	$9.64

Diluted Per Share Data
Income (loss) from continuing operations after income tax and before discontinued operations	$2.11	$0.38	$0.46	$1.16	($0.09)
Discontinued operations:
Income (loss) on discontinued operations	—	0.26	(0.10)	(0.05)	9.73

Net income	$2.11	$0.64	$0.36	$1.11	$9.64

	Year ended December 31
	2003	2002	2001	2000	1999
Balance Sheet Data
Total assets	$362,719	$386,067	$371,630	$369,192	$391,135

Notes, mortgage notes and other debt	$19,771	$107,712	$109,031	$114,860	$119,468

Stockholders’ equity	$263,649	$221,592	$211,078	$202,987	$193,577

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

     The following discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto.

OVERVIEW

     We are engaged in real estate operations. Our residential community development activities include semi-custom and production homebuilding. In 2002, we entered into a joint venture for development of a highrise condominium in Hollywood, Florida. We also engage in a variety of other real estate-related activities, such as the operation of amenities, the development and sale of commercial and industrial properties, the operation of a title insurance agency, and the operation of a water and wastewater utility at Rio Rico, Arizona.

Residential Real Estate

     Revenues and sales data derived from primary and active adult homebuilding operations for the years ended December 31, 2003, 2002 and 2001 are summarized under “Results of Operations”.

     Communities Under Development

     Active Adult Community

     Solivita

     Solivita is located in Poinciana, approximately 21 miles south of Orlando and 20 miles from Walt Disney World. Since commencement in 1998, we have developed approximately 100,000 square feet of recreation and service facilities, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café/newsstand, other meeting and theater facilities, and a Ron Garl-designed 18-hole golf course. The community’s active park houses a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts. Future plans may include the development and construction of additional recreation and service facilities.

     During the third quarter of 2003, we closed on the acquisition of 907 acres of land in Poinciana, adjacent to Solivita, for a purchase price of $8,484, to be utilized primarily for expansion of Solivita.

     Also during 2003, we commenced redevelopment of a golf course owned by Avatar in Poinciana to become the second course for the Solivita community. We anticipate that this course will be operational by the end of 2004.

     We have financed development and construction of Solivita through available capital. In addition, we formed a Community Development District that issued tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

     Solivita opened during the second quarter of 2000. From inception, 1,010 homes have been closed, and approximately 1,800 individuals resided in the community as of December 31, 2003.

     During 2003, we sold 503 units at Solivita, with a sales value of approximately $103,415 (see “Results of Operations”).

     Primary Residential Development

     Our primary residential development includes construction of production homes, both on scattered lots and on contiguous parcels as part of planned communities, within our existing Poinciana, Florida, and Rio Rico, Arizona, communities. Our primary residential operations also include the development and construction of semi-custom homes within our Harbor Islands, Florida, community. During the fourth quarter of 2003, we commenced closings at our Central Florida community of Bellalago which opened for sales in late 2002. Also during 2003, we commenced sales and closings within Cory Lake Isles, in Tampa, Florida, on parcels acquired in 2002.

     Poinciana

     Our housing programs in Poinciana include the residential communities of Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. During 2003, we sold 792 single-family homes with a total sales value of approximately $113,240 (see “Results of Operations”). We also own and operate a cable television subsidiary and conduct a title insurance agency business at Poinciana.

     In 2003, we contracted to acquire additional land in Poinciana, divided into four phases, and closed on the 606-acre Phase 4 for a purchase price of $7,311. The aggregate purchase price for the remaining phases ranges from approximately $22,750 to $27,700 depending upon the dates of closings thereon. For the remaining acres, closings are contracted to take place on approximately 1,200 acres by January 2006 and on approximately 566 acres by August 2007. (The “2003 Poinciana Phased Purchase”).

     Bellalago

     Bellalago includes approximately one-mile of frontage along Lake Tohopekaliga, one of the largest lakes in Florida, and frontage on Pleasant Hill Road. Bellalago is planned for more than 1,600 single-family units, with additional land available for single-family, multi-family and commercial development. Sales of housing units at Bellalago commenced during 2002 and closings commenced during 2003. During 2003, we sold 331 single-family units with sales value of approximately $76,097 (see “Results of Operations”).

     Cory Lake Isles

     During 2003, we commenced sales of homes within the water-oriented, master-planned community of Cory Lake Isles in Tampa, Florida. Plans for the property include construction of 358 homes in three separate neighborhoods on 50-, 60- and 65-foot homesites and 12 custom homes on 85-foot homesites. The remaining site of approximately 30 acres is currently contemplated for development of approximately 225 townhomes. During 2003, we sold 31 single-family homes with a total sales value of approximately $7,573 (see “Results of Operations”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

     Harbor Islands

     Harbor Islands encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for parks, adjoining the Intracoastal Waterway in Hollywood, Florida. During 2003, we sold 27 units with a sales value of approximately $38,615 (see “Results of Operations”). As of December 31, 2003, 20 units remain for sale and 28 units that have been sold remain to be closed.

     Rio Rico

     Rio Rico is located 57 miles south of Tucson in southern Arizona. In 2003, we sold 74 single-family homes with sales value of approximately $10,431 (see “Results of Operations”).

     Other Residential Real Estate Assets

     In December 2002, an Avatar subsidiary entered into a joint venture for development of Ocean Palms, a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. As of December 31, 2003, 184 units have been sold at an aggregate sales volume of $142,193, an average price in excess of $772. Construction was commenced in late-2003, and in December 2003, the joint venture closed on a $115,000 construction financing package.

     Banyan Bay, located in Martin County, Florida, with frontage on the St. Lucie River, consists of 250 acres. We have applied for master plan approval for permitting of a community of approximately 200 single-family and 300 multi-family homes. It is anticipated that prices will range from approximately $220 for multi-family product to more than $600 for single-family homes.

     Ocala Springs, located five miles northeast of Ocala in Marion County, Florida, is comprised of approximately 4,600 acres of land.

     We also own a small number of homesites and a small amount of additional acreage in other areas within Florida.

     Commercial and Industrial and Other Land Sales

     At Poinciana, we are in position to capitalize on the need for additional commercial and industrial facilities created by population growth within the community and surrounding areas. We continue to sell commercial and industrial land to third parties for development by them. In early 2003, we closed on the sale to Lowe’s Home Improvement Warehouse of a 150-acre site for construction of a 1.3 million square foot state-of-the-art regional distribution center for a gross sales price of $3,200. In November 2003, we closed on the sale to Wal-Mart Stores East, L.P. of a 26.09 acre site adjacent to the Poinciana Shopping Center for construction by Wal-Mart of a 203,622 square foot super store for a gross sales price of $4,855. Currently, we are negotiating with various potential third-party purchasers for the sales of various commercial and industrial land in Poinciana. Revenues from commercial and industrial and other land sales were $11,532, $12,989 and $12,473 in 2003, 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

     Other Operations

     We also earn revenues through rental and other operations, including small community shopping centers in each of Poinciana and Rio Rico, cable television operations at Poinciana, recreational facilities, title insurance agency operations, real estate brokerage services and a water and wastewater utility in Rio Rico, Arizona. Revenues from these operations were $8,695, $7,815 and $9,341 in 2003, 2002 and 2001, respectively. The increase in revenues in 2003 compared to 2002 results from increased title insurance agency operations. The decrease in revenues in 2002 compared to 2001 results from lower earnings from an unconsolidated residential community joint venture completed in 2002.

     Discontinued Operations

     In October 2002, we sold the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500. The pre-tax gain of approximately $2,649 on this sale and the operating results for 2002 and 2001 have been reported as discontinued operations. Reference is made to Note S in Item 8 under the caption “Notes to Consolidated Financial Statements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

CRITICAL ACCOUNTING POLICIES

     In the preparation of our financial statements, we apply accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

     As discussed in Note A to the Consolidated Financial Statements, housing and other real estate sales are recognized when the sale closes and title passes to the purchaser and certain other conditions are met. As a result, our revenue recognition process does not involve significant judgments or estimations. However, when required, we use the installment method of profit recognition for homesite sales. Under the installment method the gross profit on recorded homesite sales is deferred and recognized in income of future periods, as principal payments on contracts are received. Fluctuations in deferred gross profit result from collections of principal payments on contracts and cancellations from prior years’ homesite sales.

     We rely on certain estimates to determine construction and land costs and the resulting gross margins. Our land and construction costs are comprised of direct and allocated costs, including estimated costs for future warranties. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based upon accounting principles generally accepted in the United States. Land and land development costs generally include interest incurred until development is substantially completed. The costs of amenities deeded to appropriate homeowner associations are considered community-wide costs and are allocated using the relative sales value method or other methods which approximate the relative sales value method based on accounting principles used in the United States. Amenities owned by Avatar are capitalized as Property, Plant and Equipment and depreciated principally by the straight-line method over the useful lives of the assets.

     We also review land and other inventories and property, plant and equipment for impairment of value. This includes considering certain indications of impairment such as significant changes in asset usage, significant deterioration in the surrounding economy or environmental problems. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value, we will adjust the carrying value down to its estimated fair value. Fair value is generally based on management’s estimate of the property’s fair value.

     We are accounting for our investment in the Joint Venture under the equity method, wherein we recognize profits or losses based on our equity investment. However, the Joint Venture will recognize profits under the percentage completion method when sufficient construction of the condominium building is complete.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. These assets must be reviewed annually for impairment by applying a fair value-based test. If the carrying amount of these assets exceeds the fair value, then these assets are impaired. Other intangible assets will continue to be amortized over their useful lives. We performed the required impairment tests of goodwill as of January 1, 2002, December 31, 2002 and December 31, 2003 and determined no impairment existed.

     Warranty reserves for houses are established to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Actual future warranty costs could differ from our currently estimated amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

RESULTS OF OPERATIONS

     The following is management’s discussion and analysis of certain significant factors that have affected Avatar during the periods included in the accompanying consolidated statements of operations.

     The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2003	2002	2001
Operating income:
Primary residential
Revenues	$149,757	$114,573	$80,045
Expenses	127,349	93,562	70,222

Net operating income	22,408	21,011	9,823

Active adult community
Revenues	79,921	49,472	39,382
Expenses	80,313	58,648	48,318

Net operating income (loss)	(392)	(9,176)	(8,936)

Commercial and industrial and other land sales
Revenues	11,532	12,989	12,473
Expenses	2,995	4,137	5,857

Net operating income	8,537	8,852	6,616

Other operations
Revenues	8,695	7,815	9,341
Expenses	7,261	5,486	5,299

Net operating income	1.434	2,329	4,042

Operating income	31,987	23,016	11,545
Unallocated income (expenses):
Deferred gross profit	1,310	1,316	1,525
Interest income	1,285	3,363	6,010
Trading account profit, net	—	—	6,829
Equity loss from unconsolidated joint venture	(982)	—	—
General and administrative expenses	(14,938)	(13,560)	(10,456)
Loss on redemption of 7% Notes	(1,532)	—	—
Interest expense	(1,977)	(3,857)	(4,378)
Other real estate expenses	(5,244)	(4,637)	(4,731)

Income from continuing operations	9,909	5,641	6,344
Income tax (expense) benefit	8,554	(2,266)	(2,484)
Income (loss) from discontinued operations	—	2,252	(850)

Net income	$18,463	$5,627	$3,010

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

RESULTS OF OPERATIONS — continued

     Data from primary residential and active adult homebuilding operations for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

		December 31
	2003	2002	2001
Units closed
Number of units	1,193	926	764
Aggregate dollar volume	$223,991	$160,354	$117,213
Average price per unit	$188	$173	$153
Contracts signed, net of cancellations
Number of units	1,758	1,201	909
Aggregate dollar volume	$349,371	$219,011	$153,442
Average price per unit	$199	$182	$169
Backlog
Number of units	1,378	813	538
Aggregate dollar volume	$291,766	$166,386	$107,729
Average price per unit	$212	$205	$200

     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the years ended December 31, 2003, 2002 and 2001:

		December 31
	2003	2002	2001
Units closed
Number of units	1,150	873	743
Aggregate dollar volume	$181,104	$121,054	$99,064
Average price per unit	$157	$139	$133
Contracts signed, net of cancellations
Number of units	1,731	1,152	872
Aggregate dollar volume	$310,755	$172,436	$120,454
Average price per unit	$180	$150	$138
Backlog
Number of units	1,350	769	490
Aggregate dollar volume	$250,127	$120,476	$69,094
Average price per unit	$185	$157	$141

     Avatar is an equity partner in a joint venture for development and construction of a highrise condominium, which sales are not included in the foregoing charts. As of December 31, 2003, 184 units were sold at an aggregate sales volume of $142,193.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

RESULTS OF OPERATIONS – continued

     Increases in units closed, sold and in backlog are related to the improvement in homebuilding activities in Solivita, an improvement in activities in primary homebuilding at Poinciana, commencement of sales and closings at Bellalago and commencement of closings of units in newly developed parcels at Harbor Islands. It is anticipated that closings of all units at Harbor Islands will be completed by mid-2005.

     Results for Solivita included in the foregoing tables are: for 2003, 2002 and 2001, 503, 452 and 278 contracts were signed (net of cancellations), with an aggregate dollar volume of $103,415, $78,035 and $46,497, respectively; 410, 286 and 244 homes closed, generating revenues from Solivita homebuilding operations of $76,374, $46,944 and $37,670, respectively. Backlog at December 31, 2003, 2002 and 2001 totaled 445 units at $88,633, 352 units at $61,592, and 186 units at $30,501, respectively.

     Results for Harbor Islands are: for 2003, 2002 and 2001, 27, 49 and 37 contracts were signed (net of cancellations), with an aggregate dollar volume of $38,615, $46,575 and $32,989, respectively; 43, 53 and 21 homes closed, generating revenues of $42,887, $39,300 and $18,149, respectively. Backlog at December 31, 2003, 2002 and 2001 totaled 28 units at $41,639, 44 units at $45,911 and 48 units at $38,636, respectively.

     In general, prices range from $100 to $325 in our primary residential operations other than Harbor Islands where prices ranged from $900 to $2,700 on homes sold during 2003. At Solivita, prices ranged from $100 to $450 on homes sold during 2003. A higher average per unit price on units in backlog compared to units sold generally results from the length of time for construction on higher-priced semi-custom product as closings generally do not occur in the year of sale. While closings on production homes generally occur within 120 to 150 days from sale, closings on semi-custom homes generally require 12 to 18 months. In addition, due to the nature of the market, a substantial number of units at our active adult community close 12 to 18 months from the date of sale.

Fiscal Year 2003 Compared to Fiscal 2002

     Net income for the years ended December 31, 2003 and 2002 was $18,463 or $2.11 per diluted share ($2.13 per basic share) and $5,627 or $0.64 per basic and diluted share, respectively. Results for 2003 reflect a tax benefit of $8,554 which includes a tax benefit of $8,639 as a result of the elimination of certain income tax reserves, a tax benefit of $4,000 as a result of a reduction to the valuation allowance for deferred income taxes which was primarily attributable to the tax over book basis difference of land inventory related to Harbor Islands and income tax expense of $4,085. The effect of these income tax adjustments on basic and diluted earnings per share was $1.46 and $1.44, respectively. Also contributing to the increase in income were increases in primary residential and active adult operating results partially mitigated by decreases in interest income, a loss of $1,532 on redemption of the 7% Notes, and increases in general and administrative expenses.

     Revenues and expenses from primary residential operations increased $35,184 or 30.7% and $33,787 or 36.1%, respectively, during 2003 when compared to 2002. The increase in revenues is attributable to increased closings at Poinciana and Rio Rico, as well as the commencement of closings during the fourth quarter of 2003 at Bellalago and Cory Lake Isles. In addition, our average price per unit for closings at Poinciana, Harbor Islands and Rio Rico increased during 2003 compared to 2002. The increase in expenses in primary residential operations is attributable to the associated costs related to the higher volume of closings and price increases for materials and services. Also contributing to the increases in expenses are start up operating expenditures incurred at Bellalago and Cory Lake Isles prior to the commencement of closings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

RESULTS OF OPERATIONS – continued

     Revenues and expenses from active adult operations increased $30,449 or 61.5% and $21,665 or 36.9%, respectively, during 2003 when compared to 2002. The increase in revenues is primarily due to the significant increase in closings, the increase in the average price per unit closed and the increase in activity at the amenity operations at Solivita. The increase in expenses in active adult operations is attributable to the associated costs related to the higher volume of closings at Solivita and price increases for materials and services.

     Revenues and expenses from commercial and industrial and other land sales decreased $1,457 or 11.2% and $1,142 or 27.6%, respectively, during 2003 when compared to 2002. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

     Revenues and expenses from other operations increased $880 or 11.3% and $1,775 or 32.4%, respectively, during 2003 when compared to 2002. The increase in revenues is primarily due to the increased revenues from our title insurance agency, rental and realty brokerage operations. Partially mitigating the increase in revenues was a decrease in management fees under a management agreement for water facility operations in Florida. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency, rental operations, realty brokerage services and water and wastewater operations in Rio Rico as well as the write-off of $372 of fixed assets related to demolition of the golf clubhouse at Poinciana for redevelopment of the golf course that will become the second course for the Solivita community.

     Interest income decreased $2,078 or 61.8% during 2003 when compared to 2002. The decrease is attributable to lower interest rates and lower interest income earned on lower available cash and declining principal balances of contracts receivable. The average balance of the receivable portfolio was $3,785 and $5,728 for 2003 and 2002, respectively.

     In December 2002, an Avatar subsidiary entered into a joint venture for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Avatar has a 50% equity interest in the Joint Venture and is accounting for its investment in the Joint Venture under the equity method whereby it will recognize its proportionate share of the profits and losses. During 2003, our proportionate share of the losses in this unconsolidated joint venture was $982.

     General and administrative expenses increased $1,378 or 10.2% in 2003 compared to 2002. The increase was primarily due to increases in executive compensation related to new hires, incentive compensation and salary increases; professional fees; and insurance.

     The loss on redemption of 7% Notes represents the premium paid and the write-off of unamortized issuance costs in conjunction with the redemptions of the 7% Notes on July 31, 2003 and November 25, 2003.

     Interest expense decreased $1,880 or 48.7% in 2003 when compared to 2002. The decrease is primarily attributable to the redemptions of the 7% Notes.

     Other real estate expense represents real estate taxes and property maintenance not allocable to specific operations. The increase of $607 or 13.1% in 2003 when compared to 2002 is attributable to increases in these expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

RESULTS OF OPERATIONS – continued

     Excluding the $8,639 and $4,000 benefit recognition, income tax expense was provided for at an effective tax rate of 41.2% for 2003. The effective tax rate for 2002 was 40.2%. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Fiscal Year 2002 Compared to Fiscal 2001

     Net income for the years ended December 31, 2002 and 2001 was $5,627 or $0.64 per basic and diluted share and $3,010 or $0.36 per basic and diluted share, respectively. The increase in income for 2002 compared to 2001 is primarily attributable to increases in primary residential operations and commercial and industrial land sales operating results and a decrease in interest expense partially mitigated by decreases in interest income, trading account profits and increases in general and administrative expenses.

     Revenues and expenses from primary residential operations increased $34,528 or 43.1% and $23,340 or 33.2%, respectively, during 2002 when compared to 2001. The increase in revenues is attributable to increased closings at Poinciana, Harbor Islands and Rio Rico. In addition, our average price per unit for closings at Poinciana and Rio Rico increased during 2002 compared to 2001. The increase in expenses in primary residential operations is attributable to the associated costs related to the higher volume of closings and price increases for materials and services.

     Revenues and expenses from active adult operations increased $10,090 or 25.6% and $10,330 or 21.4%, respectively, during 2002 when compared to 2001. The increase in revenues is primarily due to the increase in closings, the increase in the average price per unit closed and the increase in activity at the amenity operations at Solivita. The increase in expenses in active adult operations is attributable to the associated costs related to the higher volume of closings at Solivita and price increases for materials and services.

     Revenues from commercial and industrial and other land sales increased $516 or 4.1% and expenses decreased $1,720 or 29.4% during 2002 when compared to 2001. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

     Revenues from other operations decreased $1,526 or 16.3% and expenses increased $187 or 3.5% during 2002 when compared to 2001. The decrease in revenues is primarily due to the decreased revenues in management fees under a management agreement for water facility operations in Florida and lower earnings from an unconsolidated residential community joint venture completed in 2002. Partially mitigating the decrease in revenues are increased revenues from our title insurance agency, rental operations and realty brokerage operations. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency, rental operations, realty brokerage services and water and wastewater operations in Rio Rico.

     Interest income decreased $2,647 or 44.0% during 2002 when compared to 2001. The decrease is attributable to lower interest rates and lower interest income earned on lower available cash and declining principal balances of contracts receivable. The average balance of the receivable portfolio was $5,728 and $8,728 for 2002 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

RESULTS OF OPERATIONS – continued

     Trading account profits recognized were $6,829 for 2001. Trading account profits represent realized and unrealized gains related to the trading investment portfolio, and include commissions payable to investment brokers.

     General and administrative expenses increased $3,104 or 29.7% in 2002 compared to 2001. The increase was primarily due to increased professional fees as well as accruals of $2,163 for executive compensation related to the Cash Bonus Award Agreements pursuant to the Executive Incentive Compensation Plan.

     Interest expense decreased $521 or 11.9% in 2002 when compared to 2001. The decrease in 2002 when compared to 2001 is primarily attributable to a reduction of the outstanding 7% Notes.

     Other real estate expense represents real estate taxes and property maintenance not allocable to specific operations. The decrease of $94 or 2.0% in 2002 when compared to 2001 is attributable to the elimination of goodwill amortization as of January 1, 2002 in accordance with Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets", however, this decrease was partially mitigated by increases in real estate taxes and property maintenance.

     In October 2002, we sold the assets of the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500. The pre-tax gain of approximately $2,649 on this sale and the operating results for 2002 and 2001 have been reported as discontinued operations. Although the sale transaction produced a pre-tax gain for book purposes, this transaction generated an income tax loss due to a higher tax basis because of different depreciation methods used for income tax purposes, which is the cause for the income tax benefit on discontinued operations for 2002.

     Income tax expense was provided for at an effective tax rate of 40.2% and 39.2% for 2002 and 2001, respectively. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

LIQUIDITY AND CAPITAL RESOURCES

     Our real estate business strategy is designed to capitalize on Avatar’s competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, semi-custom and production homes and communities, and commercial and industrial properties in our existing community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land.

     Subsequent to the issuance of the 7% Notes in 1998 and sales of substantial non-core assets in 1999, through mid-2003 we funded operations through internal sources.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for new developments or other real estate activities and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.

     Future activities, which may extend to non-real estate related business opportunities, may include the use of joint ventures, partnerships and/or financing alternatives.

     At our community of Solivita, tax-exempt bond financing has been utilized to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways. The bond financing was obtained by the Poinciana Community Development District (the “CDD”), a local government district operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by special assessment taxes levied on certain property within Solivita, which property is collateral for the obligations and such assessments, with Avatar paying the assessments on the parcels owned by Avatar until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. Property owned by Avatar does not serve as collateral for the bonds, and the bonds are not a liability of Avatar.

     From January 1, 2003 through May 6, 2003, we repurchased $8,875 of our common stock (representing 379,758 shares) and $7,585 principal amount of the 7% Notes under authorization of our Board of Directors to purchase, from time to time, shares of our common stock and/or the 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The balance of the authorization as of December 31, 2003 was $26,350.

     On July 1, 2003, we called for partial redemption on July 31, 2003, of $60,000 of the $94,429 in aggregate principal amount outstanding of the 7% Notes. On October 24, 2003, we called for redemption on November 25, 2003, of all Notes remaining outstanding. The redemption price was $1.02 per $1.00 principal amount, plus accrued interest from April 1, 2003 or October 1, 2003, respectively, to the respective redemption date. The 7% Notes were convertible into our common stock at a conversion price of $31.80 per share, or 31.447 shares per $1.00 principal amount of the 7% Notes. Rights of holders to effect conversion of the 7% Notes called for redemption expired at the close of business on July 29, 2003 and November 21, 2003, respectively. No accrued interest was paid with respect to any 7% Notes that were surrendered for conversion.

     Of the $94,429 aggregate principal amount of the 7% Notes outstanding as of July 1, 2003, $63,300 principal amount were redeemed for a total of $64,566 inclusive of redemption premium, plus accrued interest of $1,306; and $31,129 principal amount were converted into 978,866 shares of our common stock. As a result of the redemptions, a net pre-tax loss of $1,532 was recorded in the consolidated statements of operations for 2003.

     In order to position Avatar to take advantage of future opportunities and to fund corporate matters such as the redemption of 7% Notes, on July 31, 2003, we entered into a six-month $30,000 Revolving Line of Credit Facility (the “Short-Term Facility”) with an interest rate of LIBOR plus 2.5% which was secured by certain real property.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) — continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     On December 30, 2003, we entered into a three-year $100,000 Secured Revolving Line of Credit Facility (the “Long-Term Facility”) which replaced the Short-Term Facility. The Long-Term Facility is secured by real property currently consisting of Crescent Lakes and Cypress Woods in Poinciana, Solivita, Bellalago, Cory Lake Isles and Harbor Islands, having an aggregated book value of $149,377 as of December 31, 2003. The proceeds may be used for general corporate purposes, current developments and new opportunities. The interest rate for the Long-Term Facility ranges from LIBOR plus 2.5% to LIBOR plus 3.0%. As of March 5, 2004, we had $94,400 available under the Long-Term Facility.

     During the third quarter of 2003, we closed on the acquisition of land in Poinciana for a purchase price of $8,484. These properties are adjacent to Solivita and will be utilized primarily for expansion of Solivita. In October 2003, we also contracted for the 2003 Poinciana Phased Purchase for which the remaining purchase price ranges from approximately $22,750 to $27,700 depending upon the dates of closings thereon. (See “Primary Residential Development – Poinciana”.)

     On February 25, 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,700. This sale will result in a pre-tax gain of approximately $2,700 for the quarter ending March 31, 2004.

     In 2003, net cash used in operating activities amounted to $4,714, mainly as a result of an increase in inventories of $24,245. Contributing to the increase in inventories for 2003 were land acquisitions in which we spent $15,795. Net cash used in investing activities of $21,071 resulted from investments in Joint Venture and property, plant and equipment of $19,132 and $1,939, respectively. Net cash used in financing activities of $68,454 resulted from the redemption of $64,566 and repurchase of $7,585 of the 7% Notes, the purchase of $8,875 of treasury stock and the repayment of real estate debt of $2,264, partially mitigated by utilization of $16,337 from the revolving line of credit. As of December 31, 2003, cash and cash equivalents totaled $24,600.

     In 2002, net cash provided by operating activities amounted to $9,133, substantially due to a decrease in receivables of $2,095, an increase in accounts payable and accrued and other liabilities of $3,295, reduced by an increase in inventories of $7,330. Net cash provided by investing activities of $1,016 resulted from proceeds from the sale of the Rio Rico Resort and golf course of $5,250 offset by investments in property, plant and equipment for $3,366. Net cash used in financing activities of $3,083 resulted from the payment of real estate notes payable and the repurchase of 7% Notes of $1,859 and $1,050, respectively.

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

     As of the fourth quarter of 2003 we achieved profitability at each of our homebuilding operations except Cory Lake Isles, which we anticipate will become profitable by late 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) –continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     Cash flow generated through sales of homes in the Osceola County portion of Poinciana may be adversely affected by reductions in gross margins attributable to increased roadway and school impact fees instituted by Osceola County in 2003. Future cash flow will also be adversely affected as closings on higher-priced semi-custom products at Harbor Islands are expected to be completed by mid-2005.

     Assuming continuation of the current low interest rate environment and no occurrence of events which cause a general economic decline, we anticipate that operational profitability will continue throughout 2004. We also anticipate that during 2004 we will close on the sale of additional commercial and industrial land as well as certain non-core assets which are expected to generate additional cash flow.

     We anticipate that cash flow generated through the combination of operational profitability, sales of commercial and industrial land, sales of non-core assets and external borrowings will position us to acquire new development opportunities and expand operations at our existing communities as well as commence development of new projects on properties currently owned and/or to be acquired.

OFF-BALANCE SHEET ARRANGEMENTS

     In general, our operations do not include transactions categorized as off-balance sheet arrangements. However, certain amendments or certain interpretations of accounting rules could provide for such categorization of certain joint venture transactions.

     In December 2002, an Avatar subsidiary entered into a joint venture (the “Joint Venture”) for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Avatar has a 50% equity interest in the Joint Venture. We are accounting for the operating profits or losses under the equity method. Sales commenced in 2003 and as of December 31, 2003, 184 units have been sold at an aggregate sales volume of $142,193. In December 2003, the Joint Venture closed on a $115,000 construction financing package. Reference is made to Note G in Item 8 under the caption “Notes to Consolidated Financial Statements” for the balance sheet and statement of operations of the Joint Venture.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table reflects contractual obligations as of December 31, 2003:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Tem Debt Obligations	$19,771	$—	$16,337	$—	$3,434
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$4,122	$856	$1,624	$1,561	$81
Purchase Obligations – Residential Development	$73,334	$73,334	$—	$—	$—
Purchase Obligations – Other	$46,667	$7,521	$26,246	$12,900	$—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	$17,794	$500	$1,000	$1,000	$15,294

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

DISCLOSURE OF CONTRACTUAL OBLIGATIONS – continued

     Long-term debt obligations represent:

•	$16,337 outstanding under the Long-Term Facility at December 31, 2003.

•	$3,434 community development district obligations associated with Cory Lakes Isles, payable by 2011.

     We generally do not enter into capital leases. We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2009.

     Purchase obligations (residential development) represent purchase commitments of $73,334 as of December 31, 2003 for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes.

     Other purchase obligations reflect our contract for the 2003 Poinciana Phased Purchase. The above table assumes the aggregate purchase for the remaining acres is approximately $27,700. (See “Primary Residential Development – Poinciana”.) Also included in this category is compensation to executives pursuant to employment contracts.

     Other long-term contractual obligations represent the estimated cost to complete certain utilities improvements in areas within Poinciana and Rio Rico where homesites have been sold.

EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

     Inflation has had a minimal impact on our operations over the past several years, and management believes its effect has been neither significant nor greater than its effect on the real estate industry as a whole. It is anticipated that the impact of inflation on our operations for 2004 will not be significant. However, our operations may be affected by general economic conditions. Fluctuations in interest rates and availability of financing affect sales of homes. The current low interest rate environment contributes significantly to the ability of purchasers to obtain financing for home purchases. Higher interest rates may reduce demand for housing. Also, increasing competition for raw land and development opportunities has resulted in increases in the cost of such land and development opportunities. Other economic conditions could affect operations (see “Forward-Looking Statements”).

IMPACT OF TAX INSTALLMENT METHOD

     In years 1988 through 1998, we elected the installment method for recording a substantial amount of homesite and vacation ownership sales in the federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, we will be required to pay compound interest on certain federal income taxes in 2003 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 2003. We anticipate that the interest amount for 2003 will be approximately $300 net of tax benefits. We believe that any potential future interest amounts, if any, will not be material to the financial position and results of operations of the affected future periods.

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

Access to Financing

     Our business is capital intensive and requires expenditures for land and infrastructure development, housing construction, working capital and new development opportunities. Accordingly, we anticipate incurring indebtedness to fund real estate development activities. As of December 31, 2003, total consolidated indebtedness was $19,771. We may not sustain profitability or positive cash flows from operating activities. We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-strategic assets and existing long-term financing will be sufficient to fund the anticipated operations and meet debt service or working capital requirements. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available, will be on favorable terms. If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.

Interest Rates; Mortgage Financing

     Certain purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, decreases in investment income, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. If mortgage interest rates increase or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases may be adversely affected, which may have an adverse effect on our business.

Real Estate Business Strategy

     Implementation of our real estate business strategy has required, and will continue to require, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees and the expenditure of significant amounts of capital. The loss of the services of certain members of the senior management team could have a material adverse effect on Avatar and, in particular, on the success of our real estate business strategy. In addition, our ability to manage growth and to redeploy resources effectively will require us to continue to implement and improve operational, financial and sales systems. There can be no assurance that we will be able to compete successfully with current or potential competitors or that the implementation of the current business strategy will continue to be successful. We continue to seek other opportunities including those which are in other geographic areas or in different kinds of real estate or other business activities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

FORWARD-LOOKING STATEMENTS – continued

Future Business Opportunities

     We have under development or in the planning process a substantial portion of the historical landholdings that we believe can be profitably developed at this time or in the near future. We have identified and have sold or are in the process of selling various landholdings and other assets we believe do not represent significant long-term opportunities for Avatar. We are actively pursuing other development, long-term investment and business opportunities. Other future opportunities may be in those real estate businesses in which we are presently engaged - such as active adult and primary residential community development - or may extend to other real estate activities or unrelated businesses. There can be no assurance that we will succeed in our efforts to obtain new development, investment and business opportunities.

Real Estate, Economic, and Other Conditions Generally

     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions (both where communities and homebuilding operations are located and in areas where potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could have a material adverse effect on Avatar’s business and financial condition.

Geographic Concentration

     Our development activities are primarily focused on locations in Florida and therefore depend to a significant degree on the levels of immigration to Florida from outside the United States and in-migration to Florida from within the United States in addition to other local market conditions. Our geographic concentration may create increased vulnerability during regional economic downturns or other Florida-related events. A decline in the economy in Florida could have an adverse effect on our financial condition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

FORWARD-LOOKING STATEMENTS – continued

Development of Communities

     Our communities will be developed over time. Therefore, our medium- and long-term future will be dependent on our ability to develop and market existing and future communities successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals to construct project infrastructure, recreation centers, model homes and sales facilities and, where opportunities are suitable and appropriate, to acquire land. It generally takes several years for a community development to achieve cumulative positive cash flow. No assurance can be given that we will successfully develop and market communities in the future. Our inability to develop and market our communities successfully and to generate positive cash flows from such operations in a timely manner would have an adverse effect on the ability to service debt and to meet working capital requirements.

Joint Venture and Partnership Risks

     In connection with our business strategy, we may seek additional joint venture or partnership arrangements with entities whose complementary resources or other business strengths will contribute to our competitive position. A joint venture or other partnership may involve special risks associated with the possibility that a partner or partnership (i) at any time may have economic or business interests or goals that are inconsistent with ours, (ii) may take actions contrary to our instructions or requests or contrary to our policies or objectives with respect to our real estate investments or (iii) could experience financial difficulties. Actions by a partner may have the result of subjecting property owned by the joint venture or partnership to liabilities in excess of those contemplated by the terms of the joint venture or partnership agreement or have other adverse consequences. As a participant in certain joint ventures or partnerships, Avatar may be jointly and severally liable for the debts and liabilities of a joint venture or partnership. No assurance can be given that any joint venture or partnership arrangements entered into will achieve the results anticipated or otherwise prove successful.

Period-to-Period Fluctuations

     Our real estate projects are long-term in nature. Sales activity at active adult and other community and real estate developments varies from period to period, and the ultimate success of any community cannot be determined from results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand or other reasons) than it does during later periods over the life of the community. Revenues and earnings will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among our homebuilding operations. Thus, the timing and amount of revenues are subject to considerable uncertainty. The inability to manage effectively the cash flows from operations would have an adverse effect on our ability to service debt and to meet working capital requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands) – continued

FORWARD-LOOKING STATEMENTS – continued

Competition

     Our homebuilding, planned community development and other real estate operations are subject to substantial existing and potential competition (including increased competition from a number of national homebuilders). Some current and potential competitors have longer operating histories and greater financial, sales, marketing, technical and other resources than Avatar. Competition within the geographic locations of Avatar’s developments extends from price and design of products to the ability to acquire diminishing supplies of raw land, to retain and employ experienced real estate management and sales personnel and to contract with development and construction firms. Existing and future competition may have an adverse effect on Avatar’s financial condition.

Expansion of Operations

     The expansion of operations has placed increased burdens on existing staff and development and construction subcontractors. The inability to meet the demands of higher volume through retention and hiring of experienced management and sales personnel, contracts for development and construction and updating and/or installing more sophisticated systems could have a detrimental effect on Avatar’s competitive position and results of operation.

Completion of Highly Profitable Operations

     Our semi-custom community of Harbor Islands, where prices range from $900 to more than $2,500, generates substantial cash flow and profitability. As of December 31, 2003, 20 units remained for sale, and 28 units were in backlog. It is anticipated the remaining units will be sold out during 2004 and development at Harbor Islands will be completed during 2005.

Governmental Regulation and Environmental Considerations

     Our business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and “no growth” or “slow growth” policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of development. Various governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. The incurrence of substantial compliance costs and the imposition of delays and other regulatory burdens could have a material adverse effect on our operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Avatar is subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. Certain purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. In addition, Avatar is subject to market risk related to potential adverse changes in interest rates on the Long-Term Facility. The interest rate for the Long-Term Facility fluctuates with LIBOR lending rates, both upwards and downwards. See Notes H and Q (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of risks.)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Miami, Florida
February 19, 2004, except for
Note T as to which the date
is February 25, 2004

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2003	2002
Assets
Cash and cash equivalents	$24,600	$118,839
Restricted cash	2,191	1,073
Receivables, net	14,131	6,846
Land and other inventories	212,788	197,621
Land inventory not owned	22,750	—
Property, plant and equipment, net	53,542	48,148
Investment in unconsolidated Joint Venture	19,018	868
Other assets	5,923	7,921
Deferred income taxes	7,776	4,751

Total Assets	$362,719	$386,067

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$—	$102,014
Real estate	19,771	5,698
Obligations related to land inventory not owned	22,750	—
Estimated development liability for sold land	17,794	19,181
Accounts payable	2,801	751
Accrued and other liabilities	35,954	36,831

Total Liabilities	99,070	164,475
Commitments and Contingencies
Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,541,394 shares at December 31, 2003 9,552,522 shares at December 31, 2002	10,541	9,553
Additional paid-in capital	198,477	166,996
Retained earnings	76,229	57,766

	285,247	234,315
Treasury stock: at cost, 1,151,622 shares at December 31, 2003 at cost, 771,864 shares at December 31, 2002	(21,598)	(12,723)

Total Stockholders’ Equity	263,649	221,592

Total Liabilities and Stockholders’ Equity	$362,719	$386,067

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per-share amounts)

	For the year ended December 31
	2003	2002	2001
Revenues
Real estate sales	$247,878	$182,683	$138,992
Deferred gross profit on homesite sales	1,310	1,316	1,525
Interest income	1,285	3,363	6,010
Trading account profit, net	—	—	6,829
Other	2,535	2,889	3,670

Total revenues	253,008	190,251	157,026
Expenses
Real estate expenses	221,657	165,616	134,148
Equity loss from unconsolidated joint venture	982	—	—
General and administrative expenses	14,938	13,560	10,456
Loss on redemption of 7% Notes	1,532	—	—
Interest expense	1,977	3,857	4,378
Other	2,013	1,577	1,700

Total expenses	243,099	184,610	150,682

Income from continuing operations before income taxes	9,909	5,641	6,344
Income tax benefit (expense)	8,554	(2,266)	(2,484)

Income from continuing operations after income taxes	18,463	3,375	3,860
Discontinued operations:
Income (loss) from operations of discontinued operations (including gain on disposal of $2,649 in 2002)	—	1,265	(1,382)
Income tax benefit	—	987	532

Income (loss) from discontinued operations	—	2,252	(850)

Net income	$18,463	$5,627	$3,010

Basic EPS:
Income from continuing operations after income taxes	$2.13	$0.38	$0.46
Income (loss) from discontinued operations	—	0.26	(0.10)

Net income	$2.13	$0.64	$0.36

Diluted EPS:
Income from continuing operations after income taxes	$2.11	$0.38	$0.46
Income (loss) from discontinued operations	—	0.26	(0.10)

Net income	$2.11	$0.64	$0.36

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount
Balance at January 1, 2001	9,170,102	$9,170	$157,237	$49,129	(764,164)	($12,549)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	445	—	—	—
Exchange of Notes	189,420	190	4,446	—	—	—
Net income	—	—	—	3,010	—	—

Balance at December 31, 2001	9,359,522	9,360	162,128	52,139	(764,164)	(12,549)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	417	—	—	—
Exchange of Notes	193,000	193	4,451	—	—	—
Purchase of treasury stock	—	—	—	—	(7,700)	(174)
Net income	—	—	—	5,627	—	—

Balance at December 31, 2002	9,552,522	9,553	166,996	57,766	(771,864)	(12,723)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	1,223	—	—	—
Conversion of 7% Notes into common stock	978,866	978	30,018	—	—	—
Exercise of stock options	10,006	10	240	—	—	—
Purchase of treasury stock		—	—	—	(379,758)	(8,875)
Net income		—	—	18,463		—

Balance at December 31, 2003	10,541,394	$10,541	$198,477	$76,229	(1,151,622)	($21,598)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$18,463	$5,627	$3,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,381	5,399	4,976
(Income) loss from discontinued operations	—	(2,252)	850
Deferred gross profit	(1,310)	(1,316)	(1,525)
Equity loss from unconsolidated joint venture	982	—	—
Loss on redemption of 7% Notes	1,532	—	—
Deferred income taxes	(3,025)	1,279	(1,871)
Trading account profit	—	—	(6,829)
Changes in operating assets and liabilities:
Restricted cash	(1,118)	(63)	(141)
Receivables	(5,975)	2,095	5,335
Inventories	(24,245)	(7,330)	(5,355)
Other assets	2,768	2,399	(9,575)
Accounts payable and accrued and other liabilities	2,833	3,295	(709)
Assets of discontinued operations	—	—	(470)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,714)	9,133	(12,304)
INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,939)	(3,366)	(697)
Investment in unconsolidated Joint Venture	(19,132)	(868)	—
Net proceeds from sale of Rio Rico Resort	—	5,250	—
Proceeds from sale of marketable securities	—	—	76,806

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(21,071)	1,016	76,109
FINANCING ACTIVITIES
Net proceeds from revolving line of credit	16,337	—	—
Payment of debt issuance costs	(1,751)	—	—
Principal payments of real estate borrowings	(2,264)	(1,859)	(1,193)
Redemption of 7% Convertible Subordinated Notes (including premium)	(64,566)	—	—
Repurchase of 7% Convertible Subordinated Notes	(7,585)	(1,050)	—
Purchase of treasury stock	(8,875)	(174)	—
Exercise of stock options	250	—	—

NET CASH USED IN FINANCING ACTIVITIES	(68,454)	(3,083)	(1,193)

(DECREASE) INCREASE IN CASH	(94,239)	7,066	62,612
Cash and cash equivalents at beginning of year	118,839	111,773	49,161

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,600	$118,839	$111,773

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2003	2002	2001
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$—	$16,412	$—
Other assets	$—	($9,965)	$—
Notes, mortgage notes and other debt:
Corporate	$31,129	($4,667)	($4,636)
Real estate	$—	$6,257	$—
Common stock	$978	$193	$190
Additional paid in capital	$31,241	$4,868	$4,446
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest - Continuing operations (net of amount capitalized of $3,810, $4,086 and $4,244 in 2003, 2002 and 2001, respectively)	$2,341	$3,353	$3,827

Income tax payment	$4,200	$700	$1,385

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(Dollars in thousands except per-share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation:

     The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries (Avatar). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

     Due to Avatar’s normal operating cycle being in excess of one year, Avatar presents unclassified consolidated balance sheets.

General:

     Avatar is engaged in real estate operations. Avatar’s residential community development activities include semi-custom and production homebuilding. In 2002, Avatar entered into a joint venture for development of a highrise condominium in Hollywood, Florida. Avatar also engages in a variety of other real estate-related activities, such as the operation of amenities, sale of commercial and industrial land, and the operation of a title insurance agency. Avatar also operates a water and wastewater utility at Rio Rico, Arizona.

Cash and Cash Equivalents and Restricted Cash:

     Avatar considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $2,191 and $1,073 as of December 31, 2003 and 2002, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close.

Receivables, net:

     Receivables, net includes amounts in transit or due from title companies for house closings and contracts and mortgage notes receivable from the sale of homesites. As of December 31, 2003, the balance includes deferred gross profit and reserves of $890 and $504, respectively, and as of December 31, 2002, includes deferred gross profit and reserves of $1,840 and $556, respectively.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Land Inventories:

     Land inventories are stated at the lower of cost or fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets". Cost includes expenditures for acquisition, construction, development and carrying charges. Interest costs incurred during the period of land and construction development, when applicable, is capitalized as part of the cost of such projects. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based upon accounting principles generally accepted in the United States. The costs of amenities deeded to appropriate homeowner associations are considered community-wide costs and are allocated using the relative sales value method or other methods which approximate the relative sales value method based on accounting principles generally accepted in the United States. Amenities owned by Avatar are capitalized as Property, Plant and Equipment and depreciated principally by the straight-line method over the useful lives of the assets. Inventories to be disposed of are carried at the lower of cost or fair value less cost to sell.

Impairment of Long-Lived Assets:

     Based on SFAS No. 144, Avatar is required to review the carrying value of each of its long-lived assets and write down the value of those long-lived assets for which it believes the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed of. Avatar periodically reviews the carrying value of its long-lived assets and, if such reviews indicate a lack of recovery of the net book value, adjusts the assets accordingly. During the fourth quarter of 2003, Avatar commenced redevelopment of a golf course owned by Avatar in Poinciana to become the second course for the Solivita community. The old building, building improvements and land improvements from the original golf course were deemed not recoverable; therefore Avatar wrote-off $372 of these assets. This write-off is included in Real Estate Expenses in the accompanying consolidated statements of operations for 2003. Other than the golf course assets written-off during 2003, no impairment existed at December 31, 2003 or 2002. The provisions of SFAS No. 144 required Avatar to present the sale of the Rio Rico Resort and golf course during 2002 as discontinued operations (See Note S for additional discussion on Discontinued Operations).

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost and depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost. Repairs and maintenance are expensed as incurred.

Goodwill:

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. These assets must be reviewed annually for impairment by applying a fair value-based test. If the carrying amount of these assets exceeds the fair value, then these assets are impaired. Other intangible assets will continue to be amortized over their useful lives. Avatar performed the required impairment tests of goodwill as of January 1, 2002, December

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

31, 2002 and December 31, 2003 and determined no impairment existed. Goodwill of $2,300 is included in Other Assets as of December 31, 2003 and 2002 in the consolidated balance sheets. Application of the provisions of SFAS No. 142 resulted in the elimination of goodwill amortization expense as of January 1, 2002.

     The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization for the year ended December 31, 2001:

2001
Net income, as reported	$3,010
Add back of amortization expense, net of taxes	591

Net income, proforma	$3,601

Earnings per share (basic and diluted), as reported	$0.36

Earnings per share (basic and diluted), proforma	$0.42

Revenues:

     Sales of housing units are recognized when the sales are closed and title passes to the purchasers. Revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and Avatar is not obligated to perform significant future activities.

Advertising Costs:

     Advertising costs are expensed as incurred. For the years ended December 31, 2003, 2002 and 2001, advertising costs totaled $3,989, $3,805 and $3,398, respectively, and are included in real estate expenses of the accompanying consolidated statements of operation.

Warranty Costs:

     Warranty reserves for houses are established to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data. Avatar may have recourse against the subcontractors for claims relating to workmanship and materials. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.

     During the years ended December 31, 2003 and 2002, changes in the warranty reserve consist of the following:

	2003	2002
Warranty reserve as of January 1	$639	$522
Estimated warranty expense	1,466	846
Amounts charged against warranty reserve	(1,128)	(729)

Warranty reserve as of December 31	$977	$639

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Stock Based Compensation:

     Under SFAS No. 123, “Accounting for Stock-Based Compensation", companies are allowed to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to use an intrinsic value based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”. Avatar has elected to follow APB 25 and related interpretations in accounting for its employee stock options and has provided the appropriate disclosure in Note L to comply with SFAS No. 123. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure". SFAS No. 148 amended SFAS No. 123. Although it does not require use of fair value method of accounting for stock-based compensation, it does provide alternative methods of transition. It also amended the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting”, requiring disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. Since Avatar has not elected to adopt the fair value recognition provisions of SFAS No. 123, adoption of SFAS No. 148 only required expanded disclosure of the effects of stock-based compensation in interim reporting.

Repurchase and Exchange of Common Stock and 7% Notes:

     From January 1, 2003 through May 6, 2003, Avatar repurchased $8,875 of its common stock (representing 379,758 shares) and $7,585 principal amount of the 7% Notes under authorization of the Board of Directors to purchase, from time to time, shares of common stock and/or the 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The balance of the authorization as of December 31, 2003 was $26,350.

     During the first quarter of 2002, Avatar exchanged 193,000 shares of its common stock for Notes with a face value of $4,667. During the third and fourth quarters of 2001, Avatar exchanged 189,420 shares of its common stock for Notes with a face value of $4,636. These transactions were not induced exchanges.

     During 2002, $174 of common stock (representing 7,700 shares) and $1,050 of the 7% Notes were repurchased.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Earnings Per Share:

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of diluted earnings per share for 2002 and 2001 did not assume the conversion of the 7% Notes because the effect was antidilutive. During 2003, Avatar redeemed the 7% Notes. Reference is made to Note H regarding the redemption of the 7% Notes.

     The following table represents a reconciliation of weighted average shares outstanding for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Basic weighted average shares outstanding	8,667,352	8,775,566	8,465,348
Effect of dilutive restricted stock	83,354	47,705	18,098
Effect of dilutive employee stock options	15,789	2,441	984

Diluted weighted average shares outstanding	8,766,495	8,825,712	8,484,430

Property Acquisitions:

     During the third quarter of 2003, Avatar closed on the acquisition of land in Poinciana for a purchase price of $8,484. These properties are adjacent to Solivita and will be utilized primarily for expansion of Solivita. In October 2003, Avatar contracted to acquire additional land in Poinciana, divided into four phases, and closed on the 606-acre Phase 4 for a purchase price of $7,311. The aggregate purchase price for the remaining phases ranges from approximately $22,750 to $27,700 depending upon the dates of closings thereon. For the remaining acres, closings are contracted to take place on approximately 1,200 acres by January 2006 and on approximately 566 acres by August 2007. The remaining acres are included in the accompanying balance sheets as of December 31, 2003 as $22,750 of land inventory not owned and obligations related to land inventory not owned.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recently Issued Accounting Pronouncements:

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

     In January 2003, the FASB issued Interpretation No. 46 (Interpretation No. 46), “Consolidation of Variable Interest Entities". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities (VIEs) with equity investment at risk that is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties or the equity investors lack some of the characteristics of a controlling financial interest. Interpretation No. 46 applied immediately to VIEs created after January 31, 2003. Pursuant to the FASB’s revision to Inerpretation No. 46, a public entity need not apply the provisions of Interpretation No. 46 to an interest held in a VIE or a potential VIE until the end of the first interim or annual period ending after March 15, 2004, if the VIE was created before February 1, 2003, and the public entity has not issued financial statements reporting that VIE as consolidated in accordance with Interpretation No. 46. Avatar evaluated the impact of Interpretation No. 46 as it relates to its equity interest in the Joint Venture for a highrise condominium and determined that it does not qualify as a VIE; thus, the Joint Venture is not subject to the consolidation provisions of Interpretation No. 46.

Reclassifications:

     Certain 2002 and 2001 financial statement items have been reclassified to conform to the 2003 presentations.

NOTE B - REAL ESTATE SALES

     The components of real estate sales are as follows:

	For the year ended December 31
	2003	2002	2001
Primary residential	$149,757	$114,573	$80,045
Active adult community	79,921	49,472	39,382
Rental, leasing, cable and other real estate operations	6,668	5,649	7,092
Commercial/industrial and other land sales	11,532	12,989	12,473

Total real estate sales	$247,878	$182,683	$138,992

NOTE C – INVESTMENTS IN MARKETABLE SECURITIES

     Investments in marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity”. During 2001, Avatar’s portfolio consisted of held-to-maturity securities and trading securities. Held-to-maturity securities include U.S. Government issues, which matured in 2001. During the second quarter of 2001, Avatar sold substantially all of its trading securities investment portfolio for $34,806. The aggregate purchase price of the trading securities sold was $19,393 producing a total pre-tax realized gain of $15,413, of which $6,829 was recognized for the year ended December 31, 2001.

NOTE D - LAND AND OTHER INVENTORIES

     Inventories consist of the following:

	December 31
	2003	2002
Land developed and in process of development	$125,226	$140,235
Land held for future development or sale	32,656	18,182
Dwelling units completed or under construction	54,162	37,873
Other	744	1,331

	$212,788	$197,621

NOTE E - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

     The estimated cost to complete consists of required land and utilities improvements in all areas designated for homesite sales and are summarized as follows:

	December 31
	2003	2002
Gross unexpended costs (net of recoveries of $2,822 in 2003 and $3,084 in 2002)	$22,671	$24,136
Less costs relating to unsold homesites	(4,877)	(4,955)

Estimated development liability for sold land	$17,794	$19,181

     These estimates are based on annual engineering studies of quantities of work to be performed based on current estimated costs. These estimates are evaluated and adjusted accordingly.

     Based on the current rate of community development, the homesite improvement costs totaling $17,794 are estimated to be incurred ratably over the next 25 to 30 years.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment and accumulated depreciation consist of the following:

	December 31
	2003	2002
Land and improvements	$21,413	$19,092
Buildings and improvements	46,757	44,296
Machinery, equipment and fixtures	8,672	8,903

	76,842	72,291
Less accumulated depreciation	(23,300)	(24,143)

	$53,542	$48,148

     Depreciation charged to operations during 2003, 2002 and 2001 was $3,087, $3,229 and $2,810, respectively.

NOTE G- JOINT VENTURE

     In December 2002, Avatar entered into a joint venture (the “Joint Venture”) in which it has committed to fund up to $25,000 for development of Ocean Palms, a 38-story, 240-unit highrise condominium on a 3.5-acre site in Hollywood, Florida. In 2003, sales commenced and as of December 31, 2003, 184 units have been sold at an aggregate sales volume of $142,193. Construction was commenced in late-2003, and in December 2003, the Joint Venture closed on a $115,000 construction financing package and commenced development and construction. Avatar has a 50% equity interest in the Joint Venture and is accounting for its investment in the Joint Venture under the equity method whereby it will recognize its proportionate share of the profits and losses. As of December 31, 2003, Avatar funded $20,000 of its commitment to fund the Joint Venture.

     The following is the Joint Venture’s balance sheet as of December 31, 2003:

Assets:
Cash and cash equivalents	$585
Restricted cash	20,591
Land and other inventories	35,441
Other assets	3,764

Total assets	$60,381

Liabilities and equity:
Accounts payable	$1,075
Deposits	24,971
Notes payable	16,497
Equity of:
Avatar	20,000
Joint venture partner	(199)
Retained earnings (loss)	(1,963)

Total liabilities and equity	$60,381

     Avatar’s share of the net loss from the Joint Venture of $982 for the year ended December 31, 2003, is included in real estate expenses in Avatar’s accompanying consolidated statement of operations for the year ended December 31, 2003.

NOTE G- JOINT VENTURE - continued

     The following is the Joint Venture’s statement of operations for the year ended December 31, 2003:

2003
Interest and other income	$158
Costs and expenses	2,121

Net loss	($1,963)

Avatar’s share of net loss	($982)

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT

     Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2003	2002

Corporate:
7% Convertible Subordinated Notes	$—	$102,014

Real estate:
Secured Line of Credit Facility, LIBOR + 2.50% - 3.00%, due 2006	$16,337	$—
6.4% Bonds payable, due 2011	3,434	3,492
5% Purchase Money Mortgage Note payable, due 2004	—	2,206

	$19,771	$5,698

     On July 1, 2003, Avatar called for partial redemption on July 31, 2003, of $60,000 of the $94,429 in aggregate principal amount outstanding of the 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”). On October 24, 2003, Avatar called for redemption on November 25, 2003, of all 7% Notes remaining outstanding. The redemption price was $1.02 per $1.00 principal amount, plus accrued interest from April 1, 2003 or October 1, 2003, respectively, to the respective redemption date. The 7% Notes were convertible into Avatar common stock at a conversion price of $31.80 per share, or 31.447 shares per $1.00 principal amount of the 7% Notes. Rights of holders to effect conversion of the 7% Notes called for redemption expired at the close of business on July 29, 2003 and November 21, 2003, respectively. No accrued interest was paid with respect to any 7% Notes that were surrendered for conversion.

     Of the $94,429 aggregate principal amount of the 7% Notes outstanding in 2003, $63,300 principal amount were redeemed for a total of $64,566 inclusive of redemption premium, plus accrued interest of $1,306; and $31,129 principal amount were converted into 978,866 shares of Avatar common stock. As a result of the redemptions, a net pre-tax loss of $1,532 was recorded in the consolidated statements of operations for 2003.

NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT - continued

     On July 31, 2003, Avatar entered into a six-month $30,000 Revolving Line of Credit Facility (the “Short-Term Facility”) with an interest rate of LIBOR plus 2.5% which was secured by certain real property.

     On December 30, 2003, Avatar entered into a three-year $100,000 Secured Revolving Line of Credit Facility (the “Long-Term Facility”) which replaced the Short-Term Facility. The Long-Term Facility is secured by real property currently consisting of Crescent Lakes and Cypress Woods in Poinciana, Solivita, Bellalago, Cory Lake Isles and Harbor Islands, having an aggregate book value of $149,377, as of December 31, 2003. The proceeds may be used for general corporate purposes, current developments and new opportunities. The interest rate for the Long-Term Facility ranges from LIBOR plus 2.5% to LIBOR plus 3.0%. As of December 31, 2003, assignments of collateral were recorded to support $35,000 of borrowing under the Long-Term Facility, Avatar had utilized approximately $16,000, and availability was approximately $19,000.

     Interest capitalized during 2003, 2002 and 2001 amounted to $3,810, $4,086 and $4,244, respectively.

     Maturities of notes, mortgage notes and other debt at December 31, 2003, are as follows:

Real Estate
2004	$—
2005	—
2006	16,337
2007	—
2008	—
thereafter	3,434

$19,771

NOTE I – EMPLOYEE BENEFIT PLANS

     Avatar has a defined contribution savings plan that covers substantially all employees. Under this savings plan, Avatar contributes to the plan based upon specified percentages of employees’ voluntary contributions. Avatar’s contributions to the plan for the years ended December 31, 2003, 2002 and 2001 were $164, $0 and $136, respectively.

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

NOTE I – EMPLOYEE BENEFIT PLANS - continued

     The following table sets forth the defined benefit plan’s funded status as of December 31, 2001 and the retirement expense recognized in the consolidated statement of operations for the year then ended.

2001
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of $2,199	$2,199

Projected benefit obligation for services rendered to date	($2,199)
Plan assets at fair value	1,347

Projected benefit obligation less than plan assets	(852)
Unrecognized net loss	992

Accrued pension cost included in accrued and other liabilities	$140

Net retirement cost included the following components:
Defined benefit plan:
Service cost — benefits earned during the period	$—
Interest cost on projected benefit obligation	106
Actual return on plan assets	(51)
Net amortization and deferral	(50)
Curtailment	—
Settlements	—

Net pension cost	5
Defined contribution plan	136

Total retirement expense	($141)

Change in benefit obligations:
Projected benefit obligation at beginning of year	$1,429
Service cost	—
Interest cost	106
Loss on benefit obligation	762
Benefits paid	(98)
Curtailments	—
Settlements	—

Projected benefit obligation at end of year	$2,199

Change in plan assets:
Plan assets at beginning of year	$1,394
Employer contributions	—
Return on plan assets	51
Benefits paid	(98)
Settlements	—

Plan assets at end of year	$1,347

     The actuarial assumptions used in determining the present value of the projected benefit obligation were: weighted average discount rate of 5.5% for 2001, rate of increase in future compensation levels of 5% in 2001 and expected long-term rate of return on plan assets of 8% in 2001.

     Plan assets were primarily invested in fixed income securities of a major insurance company.

NOTE J - LEASE COMMITMENTS

     Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2009. Rental expense for the years 2003, 2002 and 2001 were $1,413, $1,343 and $1,184, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2003 were as follows: 2004 - $856; 2005 - $846; 2006 - $778; 2007 - $771; 2008 - $790; thereafter -$81.

NOTE K - ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities are summarized as follows:

	December 31
	2003	2002
Property taxes and assessments	$607	$1,514
Customer deposits and advances	24,617	15,320
Interest	—	1,786
Accrued compensation	6,291	5,303
Contract retention	1,124	1,365
Other	3,315	11,543

	$35,954	$36,831

NOTE L - STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION

     Under the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended (the “Incentive Plan”) an aggregate of 900,000 shares of Avatar Common Stock, subject to certain adjustments, are available for grant, with a maximum individual limitation of 500,000 shares. There were 249,496 shares of common stock reserved for future grants at December 31, 2003.

     Pursuant to the Incentive Plan, on December 7, 1998, Avatar entered into a restricted stock unit agreement with Avatar’s President, which was amended and restated as of October 20, 2000. Under the restricted stock unit agreement, as amended, Avatar’s President was awarded an opportunity to receive 100,000 performance conditioned restricted stock units, conditioned upon (i) the closing price of Avatar Common Stock being at least $25.00 per share for 20 trading days out of 30 consecutive trading days during the period beginning October 21, 2000 and ending December 31, 2005 (the “Grant Period”) and (ii) the continued employment at the time the foregoing condition is satisfied. In addition, on October 20, 2000, Avatar’s President was awarded an opportunity to receive an additional 50,000 performance conditioned restricted stock units on terms similar to the foregoing. As of May 25, 2001, the closing price of Avatar’s Common Stock was at least $25.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 150,000 shares of Avatar Common Stock, were granted. Units granted to Avatar’s President vest in full on December 31, 2005 or upon the earlier occurrence of a change in control of Avatar, provided that in either case, he is then employed by Avatar. Avatar has accrued compensation expense of $870, $673 and $707 for the years ended December 31, 2003, 2002 and 2001, respectively, attributable to these restricted stock units.

     On February 13, 1997, Avatar entered into a Nonqualified Stock Option Agreement (the “Options”) with Avatar’s President and granted him an option to purchase 225,000 shares of Avatar Common Stock at $34.00 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable with respect to 45,000 shares on each February 13, 1998 through 2002. On March 27, 2003, these nonqualified stock options were cancelled and in lieu thereof Avatar’s President was granted performance conditioned restricted stock units.

NOTE L - STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION- continued

     On March 27, 2003, Avatar entered into five restricted stock unit agreements with Avatar’s President pursuant to which he has been awarded under the Incentive Plan the opportunity to receive performance conditioned restricted stock units, conditioned upon (i) the closing price of Avatar Common Stock being at least equal to a specified hurdle price for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending December 31, 2008 and (ii) the continued employment at the time the foregoing condition is satisfied. At such time as the closing price of Avatar Common Stock is at least $34.00, Avatar’s President will be granted 50,000 restricted stock units; at least $38.00, an additional 23,700 restricted stock units will be granted; at least $42.00, an additional 20,000 restricted stock units will be granted; at least $46.00, an additional 15,000 restricted stock units will be granted; and at least $50.00, an additional 16,300 restricted stock units will be granted. Any units granted vest in full on December 31, 2008. As of December 29, 2003, the closing price of Avatar’s Common Stock was at least $34.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 50,000 shares of Avatar Common Stock, were granted. In addition, as of February 6, 2004, the closing price of Avatar’s Common Stock was at least $38.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 23,700 shares of Avatar Common Stock, were granted. Units granted to Avatar’s President vest in full on December 31, 2008 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, he is then employed by Avatar.

     On March 27, 2003, Avatar entered into restricted stock unit agreements with certain executives pursuant to which they have been awarded under the Incentive Plan the opportunity to receive performance conditioned restricted stock units conditioned upon (i) the closing price of Avatar Common Stock being at least $34.00 for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending December 31, 2007 and (ii) the continued employment at the time the foregoing condition is satisfied. As of December 29, 2003, the closing price of Avatar’s Common Stock was at least $34.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 50,000 shares of Avatar Common Stock, were granted. Units granted to these executives vest in full on December 31, 2007 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, the respective executive is then employed by Avatar.

     On February 19, 1999, Avatar entered into Nonqualified Stock Option Agreements with certain members of management and granted them options to purchase a total of 160,000 shares of Avatar Common Stock at $25.00 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable at a rate of 33 1/3% on each February 19, 2000 through 2002. Unexercised Options will expire on February 19, 2009. As of December 31, 2003, 10,006 of these options have been exercised.

     On April 9, 1999, Avatar entered into a Nonqualified Stock Option Agreement with an individual who is a former member of management, under which an option to purchase 30,000 shares of Avatar Common Stock at $25.00 per share was granted (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable at the rate of 50% on each April 1, 2000 and 2001. Unexercised Options will expire on April 1, 2009. As of December 31, 2003, none of these options have been exercised.

     On March 13, 2003, Avatar entered into Nonqualified Stock Option Agreements with certain executives and granted them options to purchase a total of 120,000 shares of Avatar Common Stock at $25.00 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options vest and become exercisable on December 31, 2007. Unexercised Options will expire on March 31, 2013.

NOTE L - STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION- continued

     A summary of the status of the Incentive Plan as of December 31, 2003, 2002 and 2001 and changes during the years then ending is presented below:

	2003		2002		2001
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
	(000’s)	per Option	(000’s)	per Option	(000’s)	per Option
Outstanding at beginning of year	415	$30	415	$30	415	$30
Granted	120	25	—	—	—	—
Exercised	(10)	25	—	—	—	—
Cancelled	(225)	34	—	—	—	—

Outstanding at end of year	300	$25	415	$30	415	$30

Exercisable at end of year	180	$25	415	$30	317	$30

Weighted-average per share fair value of options granted during the year	$11.65		$—		$—

     Avatar applies APB No. 25 and related interpretations in accounting for the Incentive Plan. If Avatar had elected to account for the Incentive Plan under SFAS No. 123, as amended by SFAS No. 148, compensation cost for the Incentive Plan would have been determined based on the fair value at the grant dates. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average per share, fair value of options granted and assumptions:

	Weighted - Average	Risk - Free	Expected	Dividend	Expected
Date of Grant	of Options Granted	Interest Rate	Volatility	Yield	Life
February 1999	$8.49	5.06%	31.3%	0.0%	10 Years
April 1999	$8.06	5.27%	31.3%	0.0%	10 Years
March 2003	$11.65	3.73%	28.8%	0.0%	10 Years

NOTE L – STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION-continued

     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the years ended December 31, 2003, 2002 and 2001 had compensation expense for Avatar’s option plan been based on fair value at the grant date:

	2003	2002	2001
Net income – as reported	$18,463	$5,627	$3,010
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(146)	(147)	(1,230)

Net income – pro forma	$18,317	$5,480	$1,780

Earnings Per Share:
Basic
As reported	$2.13	$0.64	$0.36

Pro forma	$2.11	$0.62	$0.21

Diluted
As reported	$2.11	$0.64	$0.36

Pro forma	$2.09	$0.62	$0.21

     During March 2003, Avatar entered into earnings participation award agreements with certain executive officers providing for a cash award and a stock award relating to achievement of performance goals. The cash award entitles the executives to a cash payment with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of Avatar’s gross profit (as defined) over minimum levels established. The stock award entitles the executives to receive a number of shares of Avatar Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Avatar’s gross profit for fiscal year 2003 did not exceed the minimum levels established therefore $0 has been accrued as of December 31, 2003.

     During October 2000, Avatar entered into cash bonus award agreements with certain executive officers providing for periodic cash payments upon the attainment of certain levels of cash flow in excess of a specified return to Avatar in the Harbor Islands project. Avatar has accrued compensation expense of $2,355, $2,163 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively, attributable to this cash bonus award agreement.

NOTE M - INCOME TAXES

     In January 2004, the Internal Revenue Service commenced an examination of Avatar’s 2000 consolidated federal income tax return. Since the examination is in the early stages, Avatar is not aware of any issues or potential adjustments.

NOTE M - INCOME TAXES - continued

     The tax benefit of $8,554 for 2003 includes a tax benefit of $8,639 as a result of the elimination of certain income tax reserves, a tax benefit of $4,000 as a result of a reduction to the valuation allowance for deferred income taxes (as discussed below) and income tax expense of $4,085. The effect of these income tax adjustments on basic and diluted earnings per share was $1.46 and $1.44, respectively.

     Avatar has recorded a valuation allowance of $18,000 with respect to the deferred income tax assets. Included in the valuation allowance for deferred income tax assets is approximately $1,000 which, if utilized, will be credited to additional paid-in capital. During 2003, Avatar decreased the valuation allowance by $5,000, which is primarily attributable to the tax over book basis of land inventory related to Harbor Islands. Included in this change in valuation allowance was $1,223, which was credited to additional paid in capital representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980.

     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Current
Federal	$2,068	$1,593	$4,767
State	350	270	810

Total current	2,418	1,863	5,577
Deferred
Federal	(9,384)	345	(2,645)
State	(1,588)	58	(448)

Total deferred	(10,972)	403	(3,093)

Total income tax expense (benefit)	($8,554)	$2,266	$2,484

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred income tax assets
Tax over book basis of land inventory	$18,000	$21,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	2,000	2,000
Executive incentive compensation	2,000	1,000
Other	2,776	2,751

Total deferred income tax assets	25,776	27,751
Valuation allowance for deferred income tax assets	(18,000)	(23,000)

Net deferred income taxes	$7,776	$4,751

NOTE M - INCOME TAXES - continued

     A reconciliation of income tax expense (benefit) before discontinued operations to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001
Income tax expense computed at statutory rate	$3,468	$1,974	$2,220
State income tax expense, net of federal effect	353	204	229
Other	264	88	35
Elimination of liability for tax related issues	(8,639)	—	—
Change in valuation allowance on deferred tax assets	(4,000)	—	—

Income tax expense (benefit)	($8,554)	$2,266	$2,484

     In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar will be required to pay compound interest on certain federal income taxes in 2003 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 2003. Avatar anticipates that the interest amount for 2003 will be approximately $300 net of tax benefits. Avatar believes that any potential future interest amounts, if any, will not be material to its financial position and results of operations of the affected future periods.

NOTE N - CONTINGENCIES

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar’s business or financial statements.

     In addition, on July 22, 2003, a holder of the 7% Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its partial redemption of $60,000 of the 7% Notes. Avatar believes that the allegations contained in the lawsuit are without merit and intends to take all appropriate actions to vigorously defend its position.

NOTE O - OTHER MATTERS

     At Avatar’s community of Solivita, tax-exempt bond financing is utilized to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways. The bond financing was obtained by the Poinciana Community Development District (the “CDD”), a local government district operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by special assessment taxes levied on certain property within Solivita, which property is collateral for the obligations and such assessments, with Avatar paying the assessments on the parcels owned by Avatar until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. Property owned by Avatar does not serve as collateral for the bonds; and the bonds are not a liability of Avatar.

NOTE P - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

     In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information", Avatar’s current real estate operations include the following segments: the development, sale and management of an active adult community; the development and sale of primary residential (including construction of semi-custom homes and production single-family homes); and the sale of commercial, industrial or other land.

     Effective 2002, the following operations no longer qualified as reportable operating segments in accordance with SFAS No. 131: rental and leasing of shopping centers, property management services, title insurance agency operations and cable television operations. The operating data for 2003, 2002 and 2001 for these operations are included in the “Other Operations” category. Also during 2002, the Resort segment no longer qualified as a reportable operating segment in accordance with SFAS No. 131 due to the sale of the Rio Rico Resort and golf course in Arizona (See Note S for discussion on Discontinued Operations) and the expiration of a lease to a third party operator for the Poinciana Golf and Racquet Club.

     The following tables summarize Avatar’s information for reportable segments for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Revenues:
Segment revenues
Primary residential	$149,757	$114,573	$80,045
Active adult community	79,921	49,472	39,382
Commercial and industrial and other land sales	11,532	12,989	12,473
Other operations	8,695	7,815	9,341

	249,905	184,849	141,241
Unallocated revenues
Deferred gross profit	1,310	1,316	1,525
Interest income	1,285	3,363	6,010
Trading account profit, net	—	—	6,829
Other	508	723	1,421

Total revenues	$253,008	$190,251	$157,026

	2003	2002	2001
Operating income (loss):
Segment operating income (loss)
Primary residential	$22,408	$21,011	$9,823
Active adult community	(392)	(9,176)	(8,936)
Commercial and industrial and other land sales	8,537	8,852	6,616
Other operations	1,434	2,329	4,042

	31,987	23,016	11,545
Unallocated income (expenses)
Deferred gross profit	1,310	1,316	1,525
Interest income	1,285	3,363	6,010
Trading account profit, net	—	—	6,829
Equity loss from unconsolidated joint venture	(982)	—	—
General and administrative expenses	(14,938)	(13,560)	(10,456)
Loss on redemption of 7% Notes	(1,532)	—	—
Interest expense	(1,977)	(3,857)	(4,378)
Other real estate expenses	(5,244)	(4,637)	(4,731)

Income from continuing operations before income taxes	$9,909	$5,641	$6,344

NOTE P - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS - continued

	December 31
	2003	2002
Assets:
Segment assets
Primary residential	$115,943	$91,031
Active adult community	88,561	78,565
Commercial and industrial and other land sales	9,224	9,088
Unallocated assets	148,991	207,383

Total assets	$362,719	$386,067

(a)	Avatar’s businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Rental and leasing of shopping centers, property management services, title insurance agency operations, cable television operations, Arizona utilities and results of management services and water facility operating results, which Avatar retained in Florida, do not qualify individually as separate reportable segments and are included in “Other operations”.

(e)	The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2003 and 2002, respectively: cash and cash equivalents of $19,570 and $117,495; land inventories of $76,147 and $61,900 (a majority of which is bulk land); property, plant and equipment of $18,834 and $14,619 (a significant portion of which is the water operations in Arizona); investment in unconsolidated joint venture of $19,018 and $868; receivables of $4,514 and $3,162; deferred income taxes of $7,776 and $4,751; and other assets of $3,132 and $4,588. None of the foregoing qualifies as a reportable segment in accordance with SFAS 131.

(f)	There is no interest expense from primary residential, active adult community, and commercial, industrial and other land sales included in segment operating profit/(loss) for 2003, 2002 and 2001.

(g)	Included in segment operating profit/(loss) for 2003 is depreciation expense of $188, $1,580 and $1,319 from primary residential, active adult community and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2002 is depreciation expense of $184, $1,798 and $1,247 from primary residential, active adult community, and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2001 is depreciation expense of $243, $1,682 and $712 from primary residential, active adult community and unallocated corporate/other, respectively.

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of Avatar’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$24,600	$24,600	$118,839	$118,839
Restricted cash	$2,191	$2,191	$1,073	$1,073
Receivables, net	$14,131	$14,131	$6,846	$6,846
Notes, mortgage notes and other debt:
Corporate:
7% Convertible Subordinated Notes	$—	$—	$102,014	$101,422
Real estate:
Secured Revolving Line of Credit Facility	$16,337	$14,449	$—	$—
5% Purchase Money Mortgage Note payable	$—	$—	$2,206	$2,077
6.4% Bonds payable	$3,434	$2,151	$3,492	$2,051

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

          Avatar, in estimating the fair value of financial instruments, used the following methods and assumptions:

          Cash and cash equivalents and restricted cash: The carrying amount reported in the balance sheet for cash approximates its fair value.

          Receivables, net: The carrying amount reported in the consolidated balance sheet for receivables, net approximates its fair value since a significant portion of these receivables represents amounts in transit or due from title companies for house closings and contracts.

          Convertible Subordinated Notes: At December 31, 2002, the fair value of the 7% Notes is estimated based on quoted market prices.

          Real Estate Notes Payable: The fair values of notes payable are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2003 and 2002 is as follows:

	2003 Quarter
	First	Second	Third	Fourth
Net revenues	$50,604	$57,622	$57,994	$86,788
Expenses	47,479	58,006	58,305	79,309

Income (loss) from continuing operations	3,125	(384)	(311)	7,479
Income tax benefit (expense)	(1,103)	107	9,345	205

Net income (loss)	$2,022	($277)	$9,034	$7,684

Earnings per share:
Basic	$0.23	($0.03)	$1.05	$0.85

Diluted	$0.23	($0.03)	$1.03	$0.84

	2002 Quarter
	First	Second	Third	Fourth
Net revenues	$35,924	$47,587	$46,950	$59,790
Expenses	38,653	46,139	46,914	52,904

Income (loss) from continuing operations	(2,729)	1,448	36	6,886
Income tax benefit (expense)	1,086	(593)	(14)	(2,745)

Income (loss) from continuing operations after income taxes	(1,643)	855	22	4,141
Income (loss) from discontinued operations	(62)	(135)	(413)	2,862

Net income (loss)	($1,705)	$720	($391)	$7,003

Basic and Diluted EPS:
Income (loss) from continuing operations after income taxes	($0.19)	$0.10	($0.05)	$0.52

Net income (loss) – Basic and Diluted	($0.20)	$0.09	($0.05)	$0.80

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED) - continued

(1)	Quarterly and year-to-date computations of per-share amounts are made independently. Therefore, the sum of per-share amounts for the quarters may not agree with the per share amounts for the year.

(2)	During the first quarter of 2003, Avatar closed on the sale to Lowe’s Home Improvement Warehouse of a 150-acre site for a pre-tax profit of approximately $2,700.

(3)	During the third quarter of 2003, Avatar recorded a tax benefit of $8,639 as a result of the elimination of certain income tax reserves.

(4)	During the fourth quarter of 2003, Avatar closed on the sale to Wal-Mart of a 26.09 acre site for a pre-tax profit of approximately $3,200. Also contributing to the increase in income for the fourth quarter of 2003 were increased closings in primary and active adult homebuilding operations. In addition, Avatar reduced the valuation allowance for deferred income taxes by $5,000 of which $4,000 was attributable to the tax over book basis difference of land inventory related to Harbor Islands which was recorded as a tax benefit during the fourth quarter of 2003.

(5)	During the fourth quarter of 2002, Avatar closed the sale of the remaining 692-acre tract in Cape Coral, Florida for a pre-tax profit of approximately $7,700.

NOTE S - DISCONTINUED OPERATIONS

     In October 2002, Avatar closed on the sale of the assets of the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500, subject to certain adjustments. In accordance with SFAS No. 144 the results of operations for 2002 and 2001 have been classified as discontinued operations. The sales transaction resulted in a pre-tax gain of approximately $2,649 and is classified in Avatar’s consolidated statement of operations for the year 2002 as a gain from the sale of discontinued operations. Discontinued operations included revenues from operations of $4,799 and $5,935 for the years ended December 31, 2002 and 2001, respectively.

NOTE T - SUBSEQUENT EVENT

     On February 25, 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,700. This sale will result in a pre-tax gain of approximately $2,700 for the quarter ending March 31, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

Item 9A. Controls and Procedures

     Avatar’s management evaluated, with the participation of Avatar’s principal executive and principal financial officers, the effectiveness of Avatar’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2003. Based on their evaluation, Avatar’s principal executive and principal financial officers concluded that Avatar’s disclosure controls and procedures were effective as of December 31, 2003.

     There has been no change in Avatar’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Avatar’s year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, Avatar’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

A.	Identification of Directors

The information called for in this item is incorporated by reference to Avatar’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

B.	Identification of Executive Officers

For information with respect to the executive officers of Avatar, see “Executive Officers of the Registrant” at the end of Part I of this report.

C.	Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference to Avatar’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

D.	Code of Ethics

The information required by this item is incorporated by reference to Avatar’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

Item 11. Executive Compensation

     The information called for by this item is incorporated by reference to Avatar’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information called for by this item is incorporated by reference to Avatar’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

Item 13. Certain Relationships and Related Transactions

     The information called for by this item is incorporated by reference to Avatar’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

Item 14. Principal Accounting Fees and Services

     The information called for by this item is incorporated by reference to Avatar’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      Financial Statements and Schedules:

     See Item 8 “Financial Statements and Supplementary Data” of this report.

     Schedules:

               II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

          Exhibits:

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 1998).

3(b)	*	By-laws, as amended and restated June 11, 2003 (previously filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2003).

3(c)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 2000).

3(d)		Amended and Restated By-laws as of March 5, 2004 (filed herewith).

10(a)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

10(d)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

10(e)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

10(f)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999).

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K- continued

10(g)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999).

10(h)	*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999).

10(i)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000).

10(j)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000).

10(k)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000).

10(l)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000).

10(m)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000).

10(n)	*1	Executive Incentive Compensation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001).

10(o)	*1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003).

10(p)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003).

10(q)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003).

10(r)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003).

10(s)	*1	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003).

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K - continued

10(t)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003).

10(u)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003).

10(v)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003).

10(w)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003).

10(x)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003).

10(y)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003).

10(z)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003).

10(aa)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003).

10(ab)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 2003).

10(ac)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003).

10(ad)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003).

10(ae)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003).

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K - continued

10(af)	*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ag)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003).

11		Computations of earnings per share (filed herewith).

21		Subsidiaries of Registrant (filed herewith).

23		Consent of Independent Certified Public Accountants (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Employment and Compensation agreements.

Reports on Form 8-K

The following reports on Form 8-K were furnished during the quarter for which this report is filed:

      Current Report on Form 8-K on October 24, 2003 (Item 9), Avatar’s press release announcing the redemption of its 7% Notes.

     Current Report on Form 8-K on November 12, 2003 (Item 9), Avatar’s press release announcing its quarter results for the nine and three months ended September 30,2003.

     Current Report on Form 8-K on November 25, 2003 (Item 9), Avatar’s press release announcing the results of redemption of its 7% Notes.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and		Deduction/		End of
	of Period	Expenses		(Addition)		Period
Year ended December 31, 2003:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$1,840	($1,310	)(1)	($360	)(2)	$890
Allowance for doubtful accounts	556	—		52	(3)	504
Valuation allowance for deferred tax assets	23,000	—		5,000		18,000

Total	$25,396	($1,310)		$4,692		$19,394

Year ended December 31, 2002:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$3,002	($1,316	)(1)	($154	)(2)	$1,840
Allowance for doubtful accounts	500	—		(56	)(2)	556
Valuation allowance for deferred tax assets	25,000	—		2,000		23,000

Total	$28,502	($1,316)		$1,790		$25,396

Year ended December 31, 2001:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$4,657	($1,525	)(1)	$130	(3)	$3,002
Allowance for doubtful accounts	579	—		79	(3)	500
Valuation allowance for deferred tax assets	26,000	—		1,000		25,000

Total	$31,236	($1,525)		$1,209		$28,502

(1)	(Credit) charge to operations as an (increase) decrease to revenues.

(2)	Charge to operations as an increase to real estate expenses.

(3)	Uncollectible accounts written off.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.

Dated: March 5, 2004	By:	/s/ Charles L. McNairy

Charles L. McNairy, Executive
Vice President, Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 5, 2004	By:	/s/ Gerald D. Kelfer

Gerald D. Kelfer, Director, President,
Vice Chairman of the Board of
Directors, Chief Executive Officer and
Chairman of the Executive Committee

Dated: March 5, 2004	By:	/s/ Michael P. Rama

Michael P. Rama, Controller and Chief Accounting
Officer

Dated: March 5 , 2004	By:	/s/ Eduardo A. Brea

Eduardo A. Brea, Director and Audit Committee Member

Dated: March 5, 2004	By:	/s/ Milton Dresner

Milton Dresner, Director and
Audit Committee Member

Dated: March 5, 2004	By:	/s/ Jack Nash

Jack Nash, Chairman of the Board of Directors and
Executive Committee Member

Dated: March 5, 2004	By:	/s/ Martin Meyerson

Martin Meyerson, Director

Dated: March 5, 2004	By:	/s/ Kenneth T. Rosen

Kenneth T. Rosen, Director and Chairman of the Audit Committee

Dated: March 5, 2004	By:	/s/ Fred Stanton Smith

Fred Stanton Smith, Director and Executive Committee Member

Dated: March 5, 2004	By:	/s/ William G. Spears

William G. Spears, Director

Dated: March 5, 2004	By:	/s/ Beth A. Stewart
‘
Beth A. Stewart, Director and Audit Committee Member

Exhibit Index

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Employment and Compensation agreements.

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 1998).

3(b)	*	By-laws, as amended and restated June 11, 2003 (previously filed as Exhibit 3.1 to the Form 10-Q for the quarter ended June 30, 2003).

3(c)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (previously filed as Exhibit 3(a) to the Form 10-Q for the quarter ended June 30, 2000).

3(d)		Amended and Restated By-laws as of March 5, 2004 (filed herewith).

10(a)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (previously filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998).

10(d)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (previously filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998).

10(e)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998).

10(f)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999).

10(g)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999).

10(h)	*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (previously filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999).

Exhibit Index - Continued

10(i)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000).

10(j)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000).

10(k)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000).

10(l)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000).

10(m)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000).

10(n)	*1	Executive Incentive Compensation Plan (previously filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001).

10(o)	*1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003).

10(p)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003).

10(q)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003).

10(r)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003).

10(s)	*1	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003).

10(t)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003).

10(u)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003).

Exhibit Index - continued

10(v)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.8 to Form

10(w)	*1	10-Q for the quarter ended March 31, 2003). Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (previously filed as Exhibit 10.9 to Form

10(x)	*1	10-Q for the quarter ended March 31, 2003). Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (previously filed as Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003).

10(y)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003).

10(z)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003).

10(aa)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (previously filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003).

10(ab)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (previously filed as Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 2003).

10(ac)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003).

10(ad)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003).

10(ae)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (previously filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003).

10(af)	*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ag)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (previously filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003).

Exhibit Index - continued

11	Computations of earnings per share (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Certified Public Accountants (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).