Form 10-Q
period 2004-03-31
AVATAR HOLDINGS INC
filed 2004-05-06
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Yes [X]       No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,262,386 shares of Avatar’s common stock ($1.00 par value) were outstanding as of April 30, 2004.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31	December 31
	2004	2003
Assets
Cash and cash equivalents	$93,042	$24,600
Restricted cash	5,338	2,191
Receivables, net	12,399	14,131
Land and other inventories	228,891	212,788
Land inventory not owned	23,018	22,750
Property, plant and equipment, net	50,064	53,542
Investment in unconsolidated joint venture	22,060	19,018
Other assets	18,948	5,923
Deferred income taxes	8,405	7,776

Total Assets	$462,165	$362,719

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$—
Real estate	8,386	19,771
Obligations related to land inventory not owned	23,018	22,750
Estimated development liability for sold land	17,491	17,794
Accounts payable	6,689	2,801
Accrued and other liabilities	17,602	11,337
Customer deposits	31,690	24,617
Minority interest	8,000	—

Total Liabilities	232,876	99,070
Commitments and Contingencies
Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,544,408 shares at March 31, 2004 10,541,394 shares at December 31, 2003	10,544	10,541
Additional paid-in capital	198,636	198,477
Retained earnings	84,613	76,229

	293,793	285,247
Treasury stock: at cost, 2,293,022 shares at March 31, 2004 at cost, 1,151,622 shares at December 31, 2003	(64,504)	(21,598)

Total Stockholders’ Equity	229,289	263,649

Total Liabilities and Stockholders’ Equity	$462,165	$362,719

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the three months ended March 31, 2004 and 2003
(Unaudited)
(Dollars in thousands except per-share amounts)

	2004	2003
Revenues
Real estate sales	$77,020	$49,317
Equity earnings from unconsolidated joint venture	3,041	—
Deferred gross profit on homesite sales	303	300
Interest income	144	470
Other	849	454

Total revenues	81,357	50,541
Expenses
Real estate expenses	65,967	42,200
Equity loss from unconsolidated joint venture	—	304
General and administrative expenses	4,439	3,500
Interest expense	—	873
Other	541	523

Total expenses	70,947	47,400

Income from continuing operations before income taxes	10,410	3,141
Income tax expense	(3,723)	(1,109)

Income from continuing operations after income taxes	6,687	2,032
Discontinued operations:
Income (loss) from operations of discontinued operations (including gain on disposal of $2,784 in 2004)	2,737	(16)
Income tax (expense) benefit	(1,040)	6

Income (loss) from discontinued operations	1,697	(10)

Net income	$8,384	$2,022

Basic EPS:
Income from continuing operations after income taxes	$0.72	$0.23
Income (loss) from discontinued operations	0.18	0.00

Net income	$0.90	$0.23

Diluted EPS:
Income from continuing operations after income taxes	$0.70	$0.23
Income (loss) from discontinued operations	0.18	0.00

Net income	$0.88	$0.23

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2004 and 2003
(Dollars in Thousands)

	2004	2003
OPERATING ACTIVITIES
Net income	$8,384	$2,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,149	905
Amortization of unearned restricted stock	409	344
Income (loss) from discontinued operations	(1,697)	10
Deferred gross profit	(303)	(300)
Equity (earnings) loss from unconsolidated joint venture	(3,041)	304
Deferred income taxes	(629)	(796)
Changes in operating assets and liabilities:
Restricted cash	(3,147)	(183)
Receivables, net	2,035	508
Land and other inventories	(4,313)	(1,296)
Other assets	(8,561)	(1,653)
Customer deposits	7,073	1,580
Accounts payable and accrued and other liabilities	7,890	4,336

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,249	5,781
INVESTING ACTIVITIES
Investment in property, plant and equipment	(655)	(339)
Investment in unconsolidated joint venture	—	(12,052)
Net proceeds from sale of Harbor Islands marina	6,664	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,009	(12,391)
FINANCING ACTIVITIES
Proceeds from issuance of 4.50% Notes	120,000	—
Payment of issuance costs from 4.50% Notes	(3,600)	—
Principal payments of real estate borrowings	(16,385)	—
Repurchase of 7% Notes	—	(7,585)
Purchase of treasury stock	(42,906)	(5,225)
Proceeds from exercise of stock options	75	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	57,184	(12,810)

INCREASE (DECREASE) IN CASH	68,442	(19,420)
Cash and cash equivalents at beginning of period	24,600	118,839

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,042	$99,419

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) – continued
For the three months ended March 31, 2004 and 2003
(Dollars in Thousands)

	2004	2003
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$13,000	$—
Notes, mortgage notes and other debt:
Real estate	$5,000	$—
Minority interest	$8,000	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — (net of amount capitalized of $310 and $1,135 in 2004 and 2003, respectively)	($234)	($1,135)

Income taxes	$—	$1,900

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2004
(Dollars in thousands except per share data)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and its subsidiaries (“Avatar”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheets as of March 31, 2004 and December 31, 2003, and the related consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     For a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2003 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2003 financial statement items have been reclassified to conform to the 2004 presentation.

Land and Other Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2004	2003
Land developed and in process of development	$142,131	$125,226
Land held for future development or sale	32,656	32,656
Dwelling units completed or under construction	53,664	54,162
Other	440	744

	$228,891	$212,788

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Warranty Costs

     Warranty reserves for houses are established to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and current factors. Avatar may have recourse against the subcontractors for claims relating to workmanship and materials. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.

     During the three months ended March 31, 2004 changes in the warranty accrual consisted of the following:

2004
Accrued warranty reserve as of January 1	$977
Estimated warranty expense	409
Amounts charged against warranty reserve	(294)

Accrued warranty reserve as of March 31	$1,092

Notes, Mortgage Notes and Other Debt

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. Within 90 days from the date of issue, Avatar will, for the benefit of the 4.50% Note holders, file a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of certain conditions and contingencies. In conjunction with the offering, Avatar used approximately $42,906 of the net proceeds from the offering to purchase 1,141,400 shares of its common stock in privately negotiated transactions at a price of $37.59 per share. Avatar intends to use the balance of the net proceeds from the offering for general corporate purposes.

     During the first quarter of 2004, Avatar made payments of $16,337 under the $100,000 Secured Revolving Line of Credit Facility (the “Long-Term Facility”). As of March 31, 2004, approximately $99,400 was available for borrowings under the Long-Term Facility, net of approximately $600 outstanding letters of credit.

     During the third and fourth quarters of 2003, Avatar redeemed the 7% Convertible Subordinated Notes due 2005 (the “7% Notes”). For a complete description of these transactions, refer to Avatar Holdings Inc.’s 2003 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Earnings Per Share

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of diluted earnings per share for the three months ended March 31, 2004 did not assume the conversion of the 4.50% Notes since certain conditions and contingencies were not met as of March 31, 2004 that would deem them convertible. The computation of diluted earnings per share for the three months ended March 31, 2003 did not assume the conversion of the 7% Notes because the effect was antidilutive.

     The following table represents a reconciliation of weighted average shares outstanding for the three months ended March 31, 2004 and 2003:

	Three Months
	2004	2003
Basic weighted average shares outstanding	9,365,931	8,625,548
Effect of dilutive restricted stock	115,769	61,846
Effect of dilutive employee stock options	40,655	—

Diluted weighted average shares outstanding	9,522,355	8,687,394

Repurchase and Exchange of Common Stock and Notes

     In conjunction with the offering of $120,000 of the 4.50% Notes, on March 22, 2004, Avatar’s Board of Directors authorized Avatar to use up to approximately $43,000 of the gross proceeds to purchase shares of its common stock in privately negotiated transactions. On March 30, 2004, Avatar used approximately $42,906 to purchase 1,141,400 shares of its common stock at a price of $37.59 per share.

     Under previous authorizations by the Board of Directors to purchase from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from January 1 through March 7, 2003, Avatar repurchased $5,225 of its common stock representing 229,758 shares and $7,585 principal amount of its 7% Notes. As of March 31, 2004, the remaining authorization is $26,350.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Stock-Based Compensation

     Avatar has accounted for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the market value of Avatar’s stock on the date of the grant. For restricted stock units granted, compensation expense of $409 and $344 has been accrued for the three months ended March 31, 2004 and 2003, respectively.

     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the three months ended March 31, 2004 and 2003 had compensation expense for Avatar’s option plan been based on fair value at the grant date:

	2004	2003
Net income – as reported	$8,384	$2,022
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(46)	(9)

Pro forma net income	$8,338	$2,013

Earnings Per Share:
Basic
As reported	$0.90	$0.23

Pro forma	$0.89	$0.23

Diluted
As reported	$0.88	$0.23

Pro forma	$0.88	$0.23

Joint Ventures

     On March 17, 2004, Avatar entered into a joint venture for development of Regalia (the “Regalia Joint Venture”), a luxury residential highrise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida, approximately three miles south of Hollywood, Florida. Avatar has a 50% equity interest in the Regalia Joint Venture and is managing member of the project. Avatar contributed $1,000 to the Regalia Joint Venture on March 25, 2004 to pay all monetary obligations due and payable. Avatar’s 50% equity partner contributed and conveyed, by special warranty deed, the 1.18-acre property which is subject to a $5,000 mortgage. Avatar has agreed to execute any required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to future construction financing of the project. Avatar has also guaranteed certain additional contributions, if any, to fund operations. Avatar has consolidated the assets and liabilities of the Regalia Joint Venture into the consolidated balance sheet as of March 31, 2004 and has eliminated all significant intercompany accounts and transactions.

     On April 14, 2004, Avatar paid off the $5,000 mortgage that existed when the Regalia Joint Venture was formed.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Joint Ventures – continued

     In late-December 2002, Avatar entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Construction commenced in late-2003 and during the first quarter of 2004 surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced. Avatar has a 50% equity interest in the Ocean Palms Joint Venture and is accounting for its investment under the equity method whereby Avatar will recognize its share of profits and losses. As of March 31, 2004, Avatar funded $20,000 of its commitment to fund the Ocean Palms Joint Venture.

     The following is the Ocean Palms Joint Venture’s condensed balance sheet as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Assets:
Cash and cash equivalents	$101	$585
Restricted cash	24,551	20,591
Land and other inventories	28,711	35,401
Other assets	25,019	3,777

Total assets	$78,382	$60,354

Liabilities and equity:
Accounts payable	$5,320	$587
Deposits	29,973	24,971
Notes payable	19,292	17,247
Equity of:
Avatar	20,000	20,000
Joint venture partner	(163)	(163)
Retained earnings (loss)	3,960	(2,288)

Total liabilities and equity	$78,382	$60,354

     Avatar’s share of the net profit (loss) from the Ocean Palms Joint Venture is $3,041 and ($304) for the three months ended March 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Joint Ventures – continued

     The following is the Ocean Palms Joint Venture’s condensed statement of operations for the three months ended March 31, 2004 and 2003:

	2004	2003
Gross margin on condominium sales	$7,008	$—
Interest and other income	57	5
Costs and expenses	(817)	(613)

Net income (loss)	$6,248	($608)

Avatar’s share of net income (loss)	$3,041	($304)

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

Discontinued Operations

     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the three months ended March 31, 2004 and 2003 have been reported as discontinued operations.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Financial Information Relating To Industry Segments

     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2004 and 2003:

	2004	2003
Revenues:
Segment revenues
Primary residential	$51,552	$32,224
Active adult community	23,295	11,856
Commercial and industrial and other land sales	374	3,836
Other operations	2,518	1,786

	77,739	49,702
Unallocated revenues
Equity earnings from unconsolidated joint venture	3,041	—
Deferred gross profit	303	300
Interest income	144	470
Other	130	69

Total revenues	$81,357	$50,541

Operating income (loss):
Segment operating income (loss)
Primary residential	$9,570	$6,269
Active adult community	1,911	(1,339)
Commercial and industrial and other land sales	218	3,130
Other operations	835	338

	12,534	8,398
Unallocated income (expenses)
Equity earnings (loss) from unconsolidated joint venture	3,041	(304)
Deferred gross profit	303	300
Interest income	144	470
General and administrative expenses	(4,439)	(3,500)
Interest expense	—	(873)
Other	(1,173)	(1,350)

Income from continuing operations before income taxes	$10,410	$3,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

RESULTS OF OPERATIONS

     In the preparation of its financial statements, Avatar applies accounting principles generally accepted in the United States of America. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of Avatar’s accounting policies, refer to Avatar Holdings Inc.’s 2003 Annual Report on Form 10-K.

     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

     The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2004 and 2003:

	2004	2003
Operating income:
Primary residential
Revenues	$51,552	$32,224
Expenses	41,982	25,955

Net operating income	9,570	6,269
Active adult community
Revenues	23,295	11,856
Expenses	21,384	13,195

Net operating income (loss)	1,911	(1,339)
Commercial and industrial and other land sales
Revenues	374	3,836
Expenses	156	706

Net operating income	218	3,130
Other operations
Revenues	2,518	1,786
Expenses	1,683	1,448

Net operating income	835	338
Operating income	12,534	8,398
Unallocated income (expenses):
Equity earnings (loss) from unconsolidated joint venture	3,041	(304)
Deferred gross profit	303	300
Interest income	144	470
General and administrative expenses	(4,439)	(3,500)
Interest expense	—	(873)
Other real estate expenses	(1,173)	(1,350)

Income from continuing operations	10,410	3,141
Income tax expense	(3,723)	(1,109)
Income (loss) from discontinued operations	1,697	(10)

Net income	$8,384	$2,022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS – continued

     Data from primary residential and active adult homebuilding operations for the three months ended March 31, 2004 and 2003 is summarized as follows:

	Three Months
	2004	2003
Units closed
Number of units	354	230
Aggregate dollar volume	$72,443	$42,693
Average price per unit	$205	$186
Contracts signed, net of cancellations
Number of units	549	414
Aggregate dollar volume	$133,599	$81,479
Average price per unit	$243	$197
Backlog
Number of units	1,573	997
Aggregate dollar volume	$352,922	$205,173
Average price per unit	$224	$206

     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the three months ended March 31, 2004 and 2003:

	Three Months
	2004	2003
Units closed
Number of units	345	216
Aggregate dollar volume	$60,630	$31,500
Average price per unit	$176	$146
Contracts signed, net of cancellations
Number of units	538	406
Aggregate dollar volume	$115,858	$69,409
Average price per unit	$215	$171
Backlog
Number of units	1,543	959
Aggregate dollar volume	$305,355	$158,385
Average price per unit	$198	$165

     Avatar is an equity partner in the Ocean Palms Joint Venture for development and construction of a highrise condominium, which sales are not included in the foregoing charts. Since the commencement of sales in 2003 through March 31, 2004, 208 units were sold at an aggregate sales volume of $165,915.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS – continued

     Results for Avatar’s active adult community, Solivita, included in the foregoing tables for the three months ended March 31, 2004 and 2003 are: 192 and 154 contracts were signed (net of cancellations), with an aggregate sales volume of $39,647 and $30,970, respectively; 106 and 60 homes closed, generating revenues from Solivita homebuilding operations of $22,031 and $10,906, respectively. Backlog at March 31, 2004 and 2003 totaled 531 units at $106,249 and 446 units at $81,655, respectively.

     Results for Harbor Islands for the three months ended March 31, 2004 and 2003 are: 11 and 8 contracts were signed (net of cancellations), with an aggregate sales volume of $17,742 and $12,070, respectively; 9 and 14 homes closed, generating revenues of $11,814 and $11,193, respectively. Backlog at March 31, 2004 and 2003 totaled 30 units at $47,567 and 38 units at $46,789, respectively.

     Net income for the three months ended March 31, 2004 and 2003 was $8,384 or $0.88 per diluted share ($0.90 per basic share) and $2,022 or $0.23 per basic and diluted share, respectively. The increase in net income was primarily due to increases in primary residential and active adult operating results as well as the increase in earnings recognized from an unconsolidated joint venture. Also contributing to the increase in net income was the gain from sale of discontinued operations. The increase in net income was partially mitigated by an increase in general and administrative expenses and decreases in income from commercial and industrial land sales, and interest income.

     Revenues and expenses from primary residential operations increased $19,328 or 60.0% and $16,027 or 61.7%, respectively, for the three months ended March 31, 2004 compared to the same period in 2003. The increase in revenues is attributable to increased closings at Poinciana and Rio Rico, as well as closings at Bellalago and Cory Lake Isles. Closings at Bellalago and Cory Lake Isles commenced during the fourth quarter of 2003. In addition, our average price per unit for closings at Poinciana, Harbor Islands and Rio Rico increased for the three months ended March 31, 2004 compared to the same period in 2003. The increase in expenses in primary residential operations is attributable to the associated costs related to the higher volume of closings and price increases for materials and services.

     Revenues and expenses from active adult operations increased $11,439 or 96.5% and $8,189 or 62.1%, respectively, for the three months ended March 31, 2004 compared to the same period in 2003. The increase in revenues is primarily due to the significant increase in closings, the increase in the average price per unit closed and the increase in activity at the amenity operations at Solivita. The increase in expenses in active adult operations is attributable to the associated costs related to the higher volume of closings at Solivita and price increases for materials and services.

     Revenues and expenses from commercial and industrial and other land sales decreased $3,462 or 90.3% and $550 or 77.9%, respectively, for the three months ended March 31, 2004 compared to the same period in 2003. The decrease in revenues and expenses is primarily attributable to the closing of the sale to Lowe’s Home Improvement Warehouse of a 150-acre site during the three months ended March 31, 2003. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS – continued

     Revenues and expenses from other operations increased $732 or 41.0% and $235 or 16.2%, respectively, for the three months ended March 31, 2004 compared to the same period in 2003. The increase in revenues is primarily due to the increased revenues from our title insurance agency, rental operations and water and wastewater operations in Rio Rico. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency, rental operations and water and wastewater operations in Rio Rico.

     Avatar is accounting for its investment in the Ocean Palms Joint Venture under the equity method whereby it recognizes its proportionate share of the profits and losses. For the three months ended March 31, 2004, Avatar recognized $3,041 of earnings compared to $304 of losses for the three months ended March 31, 2003. During the first quarter of 2004, construction of the highrise condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced.

     Interest income decreased $326 or 69.4% for the three months ended March 31, 2004 compared to the same period in 2003. The decrease is attributable to lower interest rates and lower interest income earned on lower available cash and declining principal balances of contracts receivable.

     General and administrative expenses increased $939 or 26.8% for the three months ended March 31, 2004 compared to the same period in 2003. The increase was primarily due to increases in executive compensation related to new hires, incentive compensation and salary increases; and professional fees.

     Interest expense decreased $873 or 100.0% for the three months ended March 31, 2004 compared to the same period in 2003. The decrease is primarily attributable to the reduction in interest expense incurred due to the redemptions of the 7% Notes in the third and fourth quarters of 2003. During the three months ended March 31, 2004, interest expense incurred related to the Long-Term Facility was capitalized.

     Other real estate expense represents real estate taxes and property maintenance not allocable to specific operations, which decreased by $177 or 13.1% for the three months ended March 31, 2004 compared to the same period in 2003.

     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the three months ended March 31, 2004 and 2003 have been reported as discontinued operations.

     Income tax expense was provided for at an effective tax rate of 36.2% and 35.3% for the three months ended March 31, 2004 and 2003, respectively.

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

     Avatar’s operating cash flows fluctuate relative to the status of development within existing communities, expenditures for new developments or other real estate activities and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of the 4.50% Notes in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. Within 90 days from the date of issue, Avatar will, for the benefit of the 4.50% Note holders, file a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of certain conditions and contingencies. In conjunction with the offering, Avatar used approximately $42,906 of the net proceeds from the offering to purchase 1,141,400 shares of its common stock in privately negotiated transactions at a price of $37.59 per share. Avatar intends to use the balance of the net proceeds from the offering for general corporate purposes.

     Under previous authorizations by the Board of Directors to purchase from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from January 1 through March 7, 2003, Avatar repurchased $5,225 of its common stock representing 229,758 shares and $7,585 principal amount of its 7% Notes. As of March 31, 2004, the remaining authorization is $26,350.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     During the first quarter of 2004, we made payments of $16,337 under the Long-Term Facility. As of March 31, 2004, approximately $99,400 was available for borrowings under the Long-Term Facility, net of approximately $600 of outstanding letters of credit.

     On March 17, 2004, we entered into a joint venture for development of Regalia (the “Regalia Joint Venture”), a luxury residential highrise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida, approximately three miles south of Hollywood, Florida. Avatar has a 50% equity interest in the Regalia Joint Venture and is managing member of the project. Avatar contributed $1,000 to the Regalia Joint Venture on March 25, 2004 to pay all monetary obligations due and payable. Avatar’s 50% equity partner contributed and conveyed, by special warranty deed, the 1.18-acre property which is subject to a $5,000 mortgage. Avatar has agreed to execute any required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to any future construction financing of the project. Avatar has also guaranteed certain additional contributions, if any, to fund operations.

     On April 14, 2004, we paid off the $5,000 mortgage that existed when the Regalia Joint Venture was formed.

     For the three months ended March 31, 2004, net cash provided by operating activities amounted to $5,249, primarily as a result of increases in accounts payable and accrued and other liabilities of $7,890 and customer deposits of $7,073, partially offset by increases in land and other inventories of $4,313 and other assets of $8,561. Net cash provided by investing activities amounted to $6,009, primarily as a result of net proceeds of $6,664 from the sale of the Harbor Islands marina, offset by $655 resulting from investments in property, plant and equipment. Net cash provided by financing activities of $57,184 resulted from the proceeds of $120,000 from the issuance of the 4.50% Notes, partially offset by purchase of $42,906 of treasury stock in connection with the issuance of the 4.50% Notes and repayment of real estate debt of $16,385.

     For the three months ended March 31, 2003, net cash provided by operating activities amounted to $5,781, primarily as a result of increases in accounts payable and accrued and other liabilities of $4,336 and customer deposits of $1,580, partially offset by increases in land and other inventories of $1,296 and other assets of $1,653. Net cash used in investing activities of $12,391 resulted from investments in unconsolidated joint venture and property, plant and equipment of $12,052 and $339, respectively. Net cash used in financing activities of $12,810 resulted from the repurchase of $7,585 of the 7% Notes and the purchase of $5,225 of treasury stock.

     We anticipate that with cash flow generated through the combination of operational profitability, sales of commercial and industrial land, sales of non-core assets and external borrowings we are positioned to acquire new development opportunities and expand operations at our existing communities as well as commence development of new projects on properties currently owned and/or to be acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

FORWARD–LOOKING STATEMENTS

     Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate; the level of immigration and in-migration into the areas in which Avatar conducts real estate activities; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in greater detail in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material changes in Avatar’s market risk during the three months ended March 31, 2004. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     Avatar’s management evaluated, with the participation of Avatar’s principal executive and principal financial officers, the effectiveness of Avatar’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2004. Based on their evaluation, Avatar’s principal executive and principal financial officers concluded that Avatar’s disclosure controls and procedures were effective as of March 31, 2004.

     There has been no change in Avatar’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Avatar’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, Avatar’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings (dollars in thousands)

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (dollars in thousands except per share data)

     On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2004, the unused amount of this authorization was $26,350. During the three months ended March 31, 2004, Avatar did not repurchase any Avatar common stock under this authorization.

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of the 4.50% Notes in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the united States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. Within 90 days from the date of issue, Avatar will, for the benefit of the 4.50% Note holders, file a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of certain conditions and contingencies. Avatar intends to use the balance of the net proceeds from the offering for general corporate purposes.

     In conjunction with the offering of $120,000 of the 4.50% Notes, on March 22, 2004, Avatar’s Board of Directors authorized Avatar to use up to approximately $43,000 of the gross proceeds to purchase shares of its common stock in privately negotiated transactions. On March 30, 2004, Avatar used approximately $42,906 to purchase 1,141,400 shares of its common stock at a price of $37.59 per share. During the three months ended March 31, 2004, Avatar repurchased the following shares under this stock repurchase authorization:

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (dollars in thousands except per share data) – continued

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program	Program
January 1, 2004 to January 31, 2004	—	$—	—	—
February 1, 2004 to February 29, 2004	—	—	—	—
March 1, 2004 to March 31, 2004	1,141,400	37.59	—	—

Total	1,141,400	$37.59	—

Item 6. Exhibits and Reports on Form 8-K

Exhibits

4.1	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

Reports on Form 8-K

The following reports on Form 8-K were furnished during the quarter for which this report is filed:

Current Report on Form 8-K on March 11, 2004 (Item 12), Avatar’s press release announcing its results for the year ended December 31, 2003.

Current Report on Form 8-K on March 23, 2004 (Item 9), disclosure of primary residential and active adult homebuilding operations data during the periods January 1, 2004 through March 21, 2004 and January 1, 2003 through March 23, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: May 6, 2004	By:	/s/ Charles L. McNairy
Charles L. McNairy
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 6, 2004	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

4.1	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).