Form 10-Q/A
period 2004-03-31
AVATAR HOLDINGS INC
filed 2004-05-21
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q of Avatar Holdings Inc. for the quarter ended March 31, 2004, that was originally filed on May 6, 2004, is being filed to (1) change the presentation of the Consolidated Statements of Operations, reclassifying results from the Ocean Palms unconsolidated joint venture from “Revenues” to “Equity earnings (loss) from unconsolidated joint venture” and (2) expand the table in the note titled “Stock-Based Compensation” in the notes to consolidated financial statements. In addition, in connection with the filing of this amendment, Avatar is including as exhibits certain currently dated certifications of Avatar’s Chief Executive Officer and Chief Financial Officer.

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

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the three months ended March 31, 2004 and 2003
(Unaudited)
(Dollars in thousands except per-share amounts)

	2004	2003
Revenues
Real estate sales	$77,020	$49,317
Deferred gross profit on homesite sales	303	300
Interest income	144	470
Other	849	454

Total revenues	78,316	50,541

Expenses
Real estate expenses	65,967	42,200
General and administrative expenses	4,439	3,500
Interest expense	—	873
Other	541	523

Total expenses	70,947	47,096

Equity earnings (loss) from unconsolidated joint venture	3,041	(304)

Income from continuing operations before income taxes	10,410	3,141
Income tax expense	(3,723)	(1,109)

Income from continuing operations after income taxes	6,687	2,032

Discontinued operations:
Income (loss) from operations of discontinued operations (including gain on disposal of $2,784 in 2004)	2,737	(16)
Income tax (expense) benefit	(1,040)	6

Income (loss) from discontinued operations	1,697	(10)

Net income	$8,384	$2,022

Basic EPS:
Income from continuing operations after income taxes	$0.72	$0.23
Income (loss) from discontinued operations	0.18	0.00

Net income	$0.90	$0.23

Diluted EPS:
Income from continuing operations after income taxes	$0.70	$0.23
Income (loss) from discontinued operations	0.18	0.00

Net income	$0.88	$0.23

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

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) – continued
For the three months ended March 31, 2004 and 2003
(Dollars in Thousands)

	2004	2003
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$13,000	$—
Notes, mortgage notes and other debt:
Real estate	$5,000	$—
Minority interest	$8,000	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest — (net of amount capitalized of $310 and $1,135 in 2004 and 2003, respectively)	($234)	$(1,135)

Income taxes	$—	$1,900

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

	2004	2003
Net income – as reported	$8,384	$2,022
Add: Stock-based compensation expense included in reported net income, net of related tax effects	254	213

Deduct: Stock-based compensation expense determined using the fair value method, net of related tax effects	(300)	(222)

Pro forma net income	$8,338	$2,013

Earnings Per Share:
Basic
As reported	$0.90	$0.23

Pro forma	$0.89	$0.23

Diluted
As reported	$0.88	$0.23

Pro forma	$0.88	$0.23

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

Joint Ventures — continued

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

Joint Ventures — continued

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

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Financial Information Relating To Industry Segments

     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2004 and 2003:

	2004	2003
Revenues:
Segment revenues Primary residential	$51,552	$32,224
Active adult community	23,295	11,856
Commercial and industrial and other land sales	374	3,836
Other operations	2,518	1,786

	77,739	49,702
Unallocated revenues
Equity earnings from unconsolidated joint venture	3,041	—
Deferred gross profit	303	300
Interest income	144	470
Other	130	69

Total revenues	$81,357	$50,541

Operating income (loss):
Segment operating income (loss) Primary residential	$9,570	$6,269
Active adult community	1,911	(1,339)
Commercial and industrial and other land sales	218	3,130
Other operations	835	338

	12,534	8,398
Unallocated income (expenses) Equity earnings (loss) from unconsolidated joint venture	3,041	(304)
Deferred gross profit	303	300
Interest income	144	470
General and administrative expenses	(4,439)	(3,500)
Interest expense	—	(873)
Other	(1,173)	(1,350)

Income from continuing operations before income taxes	$10,410	$3,141

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.3	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.4	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: May 21, 2004	By:	/s/ Charles L. McNairy
Charles L. McNairy
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 21, 2004	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.3	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.4	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).