Form 10-Q
period 2004-06-30
AVATAR HOLDINGS INC
filed 2004-08-04
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Yes [X]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,275,427 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2004.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30	December 31
	2004	2003
Assets
Cash and cash equivalents	$84,403	$24,600
Restricted cash	4,952	2,191
Receivables, net	13,888	14,131
Land and other inventories	246,435	212,788
Land inventory not owned	23,365	22,750
Property, plant and equipment, net	48,260	53,542
Investment in unconsolidated joint venture	25,003	19,018
Other assets	20,048	5,923
Deferred income taxes	7,205	7,776

Total Assets	$473,559	$362,719

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$—
Real estate	3,342	19,771
Obligations related to land inventory not owned	23,365	22,750
Estimated development liability for sold land	17,152	17,794
Accounts payable	15,333	2,801
Accrued and other liabilities	7,181	9,087
Customer deposits	35,964	24,617
Minority interest	8,000	—

Total Liabilities	230,337	96,820
Commitments and Contingencies
Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,565,408 shares at June 30, 2004
10,541,394 shares at December 31, 2003	10,565	10,541
Additional paid-in capital	208,498	206,874
Unearned restricted stock units	(5,721)	(6,147)
Retained earnings	94,384	76,229

	307,726	287,497
Treasury stock: at cost, 2,293,022 shares at June 30, 2004 at cost, 1,151,622 shares at December 31, 2003	(64,504)	(21,598)

Total Stockholders’ Equity	243,222	265,899

Total Liabilities and Stockholders’ Equity	$473,559	$362,719

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the six and three months ended June 30, 2004 and 2003
(Unaudited)
(Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2004	2003	2004	2003
Revenues
Real estate sales	$162,966	$104,955	$86,261	$55,946
Deferred gross profit on homesite sales	337	610	34	310
Interest income	460	868	316	398
Other	2,798	1,043	1,949	589

Total revenues	166,561	107,476	88,560	57,243
Expenses
Real estate expenses	139,282	94,005	73,691	52,146
General and administrative expenses	9,717	7,604	5,278	4,104
Interest expense	611	1,466	611	593
Other	1,103	966	562	443

Total expenses	150,713	104,041	80,142	57,286
Equity earnings (loss) from unconsolidated joint venture	5,984	(599)	2,943	(295)

Income (loss) from continuing operations before income taxes	21,832	2,836	11,361	(338)
Income tax (expense ) benefit	(7,613)	(1,031)	(3,890)	94

Income (loss) from continuing operations after income taxes	14,219	1,805	7,471	(244)
Discontinued operations:
Income (loss) from operations of discontinued operations (including gain on disposal of $6,559 in 2004)	6,348	(95)	3,672	(46)
Income tax (expense) benefit	(2,412)	35	(1,372)	13

Income (loss) from discontinued operations	3,936	(60)	2,300	(33)

Net income (loss)	$18,155	$1,745	$9,771	($277)

Basic EPS:
Income from continuing operations after income taxes	$1.61	$0.21	$0.90	($0.03)
Income (loss) from discontinued operations	0.45	(0.01)	0.28	—

Net income (loss)	$2.06	$0.20	$1.18	($0.03)

Diluted EPS:
Income from continuing operations after income taxes	$1.58	$0.20	$0.89	($0.03)
Income (loss) from discontinued operations	0.44	—	0.27	—

Net income (loss)	$2.02	$0.20	$1.16	($0.03)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2004 and 2003
(Dollars in Thousands)

	2004	2003
OPERATING ACTIVITIES
Net income	$18,155	$1,745
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,401	1,831
Amortization of unearned restricted stock units	1,343	933
(Income) loss from discontinued operations	(3,936)	60
Deferred gross profit	(337)	(610)
Equity (earnings) loss from unconsolidated joint venture	(5,984)	599
Deferred income taxes	571	(2,954)
Changes in operating assets and liabilities:
Restricted cash	(2,761)	(1,008)
Receivables, net	574	(1,991)
Land and other inventories	(19,715)	(1,319)
Other assets	(8,719)	489
Customer deposits	11,347	5,177
Accounts payable and accrued and other liabilities	(1,820)	3,225

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,881)	6,177
INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,452)	(1,015)
Investment in unconsolidated joint venture	—	(16,121)
Net proceeds from sale of discontinued operations	12,839	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,387	(17,136)
FINANCING ACTIVITIES
Proceeds from issuance of 4.50% Notes	120,000	—
Payment of issuance costs from 4.50% Notes	(3,968)	—
Principal payments of real estate borrowings	(16,429)	(2,206)
Repurchase of 7% Notes	—	(7,585)
Purchase of treasury stock	(42,906)	(8,875)
Proceeds from exercise of stock options	600	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	57,297	(18,666)

INCREASE (DECREASE) IN CASH	59,803	(29,625)

Cash and cash equivalents at beginning of period	24,600	118,839

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,403	$89,214

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) – continued
For the six months ended June 30, 2004 and 2003
(Dollars in Thousands)

	2004	2003
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$8,000	$—
Minority interest	$8,000	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — (net of amount capitalized of $1,270 and $2,347 in 2004 and 2003, respectively)	($1,088)	$1,190

Income taxes	$11,125	$3,950

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2004
(Dollars in thousands except per share data)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and its subsidiaries (“Avatar”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheets as of June 30, 2004 and December 31, 2003, and the related consolidated statements of operations for the six and three months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications

     Certain 2003 financial statement items have been reclassified to conform to the 2004 presentation.

Land and Other Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Land developed and in process of development	$157,189	$125,226
Land held for future development or sale	32,781	32,656
Dwelling units completed or under construction	56,122	54,162
Other	343	744

	$246,435	$212,788

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Other Assets

     Other assets are summarized as follows:

	June 30,	December 31,
	2004	2003
Prepaid expenses	$8,122	$1,817
Unamortized debt issuance costs	5,561	1,312
Goodwill	2,338	2,338
Deposits	3,125	108
Other	902	348

	$20,048	$5,923

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

     During the six months ended June 30, 2004 changes in the warranty accrual consisted of the following:

2004
Accrued warranty reserve as of January 1	$977
Estimated warranty expense	859
Amounts charged against warranty reserve	(610)

Accrued warranty reserve as of June 30	$1,226

Property Acquisitions

     During the third quarter of 2003, Avatar closed on the acquisition of 907 acres of land in Poinciana for a purchase price of $8,484. These properties are adjacent to Solivita and will be utilized primarily for expansion of Solivita. In October 2003, Avatar contracted to acquire additional land in Poinciana, divided into four phases, and closed on the 606-acre Phase 4 for a purchase price of $7,311. The aggregate purchase price for the remaining phases ranges from approximately $23,365 to $27,700 depending upon the dates of closings thereon. For the remaining acres, closings are contracted to take place on approximately 1,200 acres by January 2006 and on approximately 566 acres by August 2007. Under the terms of the contract there is a specific performance provision which requires Avatar to close on the remaining contracted acres. Accordingly, the remaining contracted acres are included in the accompanying balance sheets as of June 30, 2004 and December 31, 2003 in the amount of $23,365 and $22,750, respectively, as land inventory not owned and obligations related to land inventory not owned.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. Avatar has filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of certain conditions and contingencies. In conjunction with the offering, Avatar used approximately $42,906 of the net proceeds from the offering to purchase 1,141,400 shares of its common stock in privately negotiated transactions at a price of $37.59 per share. Avatar intends to use the balance of the net proceeds from the offering for general corporate purposes.

     As of June 30, 2004, approximately $99,400 was available for borrowings under the $100,000 Secured Revolving Line of Credit Facility (the “Credit Facility”), net of approximately $600 outstanding letters of credit.

     During the third and fourth quarters of 2003, Avatar redeemed the 7% Convertible Subordinated Notes due 2005 (the “7% Notes”). For a complete description of these transactions, refer to Avatar Holdings Inc.’s 2003 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Earnings Per Share

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of diluted earnings per share for the six and three months ended June 30, 2004 did not assume the conversion of the 4.50% Notes since certain conditions and contingencies were not met as of June 30, 2004 that would deem them convertible. The computation of diluted earnings per share for the six and three months ended June 30, 2003 did not assume the conversion of the 7% Notes because the effect was antidilutive.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

     The following table represents a reconciliation of weighted average shares outstanding for the six and three months ended June 30, 2004 and 2003:

	Six Months		Three Months
	2004	2003	2004	2003
Basic weighted average shares outstanding	8,815,041	8,519,786	8,264,150	8,446,504
Effect of dilutive restricted stock units	115,645	72,915	115,521	83,984
Effect of dilutive employee stock options	38,506	4,502	36,356	9,004

Diluted weighted average shares outstanding	8,969,192	8,597,203	8,416,027	8,539,492

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

     Under previous authorizations by the Board of Directors to purchase from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from January 1 through May 6, 2003, Avatar repurchased $8,875 of its common stock representing 379,758 shares and $7,585 principal amount of its 7% Notes, which were called for redemption during the third and fourth quarters of 2003. As of June 30, 2004, the remaining authorization for purchase of shares of Avatar’s common stock is $26,350.

Stock-Based Compensation

     Avatar has accounted for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the market value of Avatar’s stock on the date of the grant. For restricted stock units granted, the value is based on the market price of Avatar’s common stock on the date the specified hurdle price is achieved, provided such provisions are applicable, or date of grant. Compensation expense from restricted stock units is recognized using the straight-line method over the vesting period. Compensation expense of $1,342 and $933 has been recognized for the six and three months ended June 30, 2004, respectively, and compensation expense of $862 and $518 has been recognized for the six and three months ended June 30, 2003, respectively. Unearned compensation for restricted stock units is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Stock-Based Compensation — continued

     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the six and three months ended June 30, 2004 and 2003 had compensation expense for Avatar’s option plan been based on fair value at the grant date:

	Six Months		Three Months
	2004	2003	2004	2003
Net income (loss) – as reported	$18,155	$1,745	$9,771	($277)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	832	534	578	321
Deduct: Stock-based compensation expense determined using the fair value method, net of related tax effects	(923)	(589)	(624)	(366)

Pro forma net income (loss)	$18,064	$1,690	$9,725	($322)

Earnings Per Share:
Basic
As reported	$2.06	$0.20	$1.18	($0.03)

Pro forma	$2.05	$0.20	$1.18	($0.04)

Diluted
As reported	$2.02	$0.20	$1.16	($0.03)

Pro forma	$2.01	$0.20	$1.16	($0.04)

Joint Ventures

     On March 17, 2004, Avatar entered into a joint venture for development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida, approximately three miles south of Hollywood, Florida. Avatar has a 50% equity interest in the Regalia Joint Venture and is managing member of the project. Avatar contributed $1,000 to the Regalia Joint Venture on March 25, 2004 to pay all monetary obligations due and payable. Avatar’s 50% equity partner contributed and conveyed, by special warranty deed, the 1.18-acre property which was subject to a $5,000 mortgage. On April 14, 2004, Avatar paid off the $5,000 mortgage that existed when the Regalia Joint Venture was formed. Avatar has agreed to execute a required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to future construction financing of the project. Avatar has also guaranteed certain additional contributions, if any, to fund operations. Avatar has consolidated the assets and liabilities of the Regalia Joint Venture into its consolidated balance sheet and has eliminated all significant intercompany accounts and transactions.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Joint Ventures — continued

     In late-December 2002, Avatar entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Construction commenced in late-2003 and during the first quarter of 2004 surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced. Avatar has a 50% equity interest in the Ocean Palms Joint Venture and is accounting for its investment under the equity method whereby Avatar will recognize its share of profits and losses. As of June 30, 2004, Avatar funded $20,000 of its commitment to fund the Ocean Palms Joint Venture.

     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture partner, represented by a two-year interest-bearing promissory note. Advances under the promissory note were subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004, following which Avatar advanced $500 under the promissory note. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture partner.

     The following is the Ocean Palms Joint Venture’s condensed balance sheet as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Assets:
Cash	$1,469	$585
Restricted cash	18,481	20,591
Land and other inventories	25,736	35,401
Due from customers	36,149	—
Other assets	4,464	3,777

Total assets	$86,299	$60,354

Liabilities and equity:
Accounts payable	$3,185	$587
Deposits	32,871	24,971
Notes payable	21,604	17,247
Equity of:
Avatar	20,000	20,000
Joint venture partner	(163)	(163)
Retained earnings (accumulated deficit)	8,802	(2,288)

Total liabilities and equity	$86,299	$60,354

     Avatar’s share of the net profit (loss) from the Ocean Palms Joint Venture is $5,984 and ($599) for the six months ended June 30, 2004 and 2003, respectively, and $2,943 and ($295) for the three months ended June 30, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Joint Ventures — continued

     The following is the Ocean Palms Joint Venture’s condensed statement of operations for the six and three months ended June 30, 2004 and 2003:

	Six Months		Three Months
	2004	2003	2004	2003
Gross margin on condominium sales	$12,299	$—	$5,291	$—
Interest and other income	125	27	68	22
Costs and expenses	(1,334)	(1,225)	(517)	(612)

Net income (loss)	$11,090	($1,198)	$4,842	($590)

Avatar’s share of net income (loss)	$5,984	($599)	$2,943	($295)

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.

     In addition, on July 22, 2003, a holder of the 7% Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its announcement of a partial redemption of $60,000 of the 7% Notes. The complaint does not allege a specific damage amount. On June 21, 2004 Avatar moved for an order dismissing the action in its entirety, on the grounds of failure to state a claim, failure to plead with the requisite particularity and lack of standing. Avatar is awaiting plaintiff’s response to its motion to dismiss the action. No motion has been filed seeking class certification. Avatar believes that the allegations contained in the lawsuit are without merit and intends to take all appropriate actions to vigorously defend its position.

Discontinued Operations

     On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175, subject to certain adjustments. The pre-tax gain of approximately $3,775 on this sale and the operating results for the six and three months ended June 30, 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of operations.

     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the six months ended June 30, 2004 and for the six and three months ended June 30, 2003 have also been reported as discontinued operations in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) – continued

Financial Information Relating To Reportable Segments

     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2004 and 2003:

	Six Months		Three Months
	2004	2003	2004	2003
Revenues:
Segment revenues
Primary residential	$108,537	$66,524	$56,985	$34,300
Active adult community	49,647	29,967	26,352	18,111
Commercial and industrial and other land sales	1,553	6,117	1,179	2,281
Other operations	5,732	3,133	3,529	1,656

	165,469	105,741	88,045	56,348
Unallocated revenues
Deferred gross profit	337	610	34	310
Interest income	460	868	316	398
Other	295	257	165	187

Total revenues	$166,561	$107,476	$88,560	$57,243

Operating income (loss):
Segment operating income (loss)
Primary residential	$20,219	$10,646	$10,649	$4,377
Active adult community	3,505	(2,691)	1,594	(1,352)
Commercial and industrial and other land sales	1,108	4,913	890	1,783
Other operations	2,870	836	1,973	465

	27,702	13,704	15,106	5,273
Unallocated income (expenses)
Equity earnings (loss) from unconsolidated joint venture	5,984	(599)	2,943	(295)
Deferred gross profit	337	610	34	310
Interest income	460	868	316	398
General and administrative expenses	(9,717)	(7,604)	(5,278)	(4,104)
Interest expense	(611)	(1,466)	(611)	(593)
Other	(2,323)	(2,677)	(1,149)	(1,327)

Income (loss) from continuing operations before income taxes	$21,832	$2,836	$11,361	($338)

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

     The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2004 and 2003:

	Six Months		Three Months
	2004	2003	2004	2003
Operating income:
Primary residential
Revenues	$108,537	$66,524	$56,985	$34,300
Expenses	88,318	55,878	46,336	29,923

Net operating income	20,219	10,646	10,649	4,377
Active adult community
Revenues	49,647	29,967	26,352	18,111
Expenses	46,142	32,658	24,758	19,463

Net operating income (loss)	3,505	(2,691)	1,594	(1,352)
Commercial and industrial and other land sales
Revenues	1,553	6,117	1,179	2,281
Expenses	445	1,204	289	498

Net operating income	1,108	4,913	890	1,783
Other operations
Revenues	5,732	3,134	3,529	1,658
Expenses	2,862	2,296	1,556	1,191

Net operating income	2,870	838	1,973	467
Operating income	27,702	13,706	15,106	5,275
Unallocated income (expenses):
Equity earnings (loss) from unconsolidated joint venture	5,984	(599)	2,943	(295)
Deferred gross profit	337	610	34	310
Interest income	460	868	316	398
General and administrative expenses	(9,717)	(7,604)	(5,278)	(4,104)
Interest expense	(611)	(1,466)	(611)	(593)
Other real estate expenses	(2,323)	(2,679)	(1,149)	(1,329)

Income (loss) from continuing operations	21,832	2,836	11,361	(338)
Income tax (expense) benefit	(7,613)	(1,031)	(3,890)	94
Income (loss) from discontinued operations	3,936	(60)	2,300	(33)

Net income	$18,155	$1,745	$9,771	($277)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

RESULTS OF OPERATIONS – continued

     Data from primary residential and active adult homebuilding operations for the six and three months ended June 30, 2004 and 2003 is summarized as follows:

	Six Months		Three Months
	2004	2003	2004	2003
Units closed
Number of units	738	516	384	286
Aggregate dollar volume	$152,718	$94,291	$80,275	$51,599
Average price per unit	$207	$183	$209	$180
Contracts signed, net of cancellations
Number of units	1,256	810	707	396
Aggregate dollar volume	$298,628	$162,570	$165,029	$81,091
Average price per unit	$238	$201	$233	$205
Backlog
Number of units	1,896	1,107
Aggregate dollar volume	$437,677	$234,664
Average price per unit	$231	$212

     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the six and three months ended June 30, 2004 and 2003:

	Six Months		Three Months
	2004	2003	2004	2003
Units closed
Number of units	722	490	377	274
Aggregate dollar volume	$130,813	$72,064	$70,183	$40,565
Average price per unit	$181	$147	$186	$148
Contracts signed, net of cancellations
Number of units	1,242	794	704	388
Aggregate dollar volume	$273,963	$137,789	$158,105	$68,381
Average price per unit	$221	$174	$225	$176
Backlog
Number of units	1,870	1,073
Aggregate dollar volume	$393,278	$186,200
Average price per unit	$210	$174

     Avatar is an equity partner in the Ocean Palms Joint Venture for development and construction of a high-rise condominium, which sales are not included in the foregoing charts. Since the commencement of sales in 2003 through June 30, 2004, 219 units were sold at an aggregate sales volume of $179,715.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

RESULTS OF OPERATIONS – continued

     Results for Avatar’s active adult community, Solivita, included in the foregoing tables for the six and three months ended June 30, 2004 are: 435 and 243 contracts were signed (net of cancellations), with an aggregate sales volume of $89,492 and $49,846, respectively; 227 and 121 homes closed, generating revenues from Solivita homebuilding operations of $47,212 and $25,181, respectively. Results for Solivita included in the foregoing tables for the six and three months ended June 30, 2003 are: 297 and 143 contracts were signed (net of cancellations), with an aggregate sales volume of $60,428 and $29,458, respectively; 162 and 102 homes closed, generating revenues from Solivita homebuilding operations of $28,272 and $17,366, respectively. Backlog at June 30, 2004 and 2003 totaled 653 units at $130,914 and 487 units at $93,748, respectively.

     Results for Harbor Islands for the six and three months ended June 30, 2004 are: 14 and 3 contracts were signed (net of cancellations), with an aggregate sales volume of $24,665 and $6,923, respectively; 16 and 7 homes closed, generating revenues of $21,905 and $10,091, respectively. Results for Harbor Islands for the six and three months ended June 30, 2003 are: 16 and 8 contracts were signed (net of cancellations), with an aggregate sales volume of $24,781 and $12,710, respectively; 26 and 12 homes closed, generating revenues of $22,227 and $11,034, respectively. Backlog at June 30, 2004 and 2003 totaled 26 units at $44,399 and 34 units at $48,464, respectively.

     Net income for the six and three months ended June 30, 2004 was $18,155 or $2.02 per diluted share ($2.06 per basic share) and $9,771 or $1.16 per diluted share ($1.18 per basic share), respectively, compared to net income (loss) of $1,745 or $0.20 per basic and diluted share and ($277) or ($0.03) per basic and diluted per share for the same periods in 2003. The increases in net income were primarily due to increases in primary residential, active adult operating results and other operations, as well as an increase in earnings recognized from an unconsolidated joint venture. Also contributing to the increases in net income were the gains from sales of discontinued operations. The increases in net income were partially mitigated by an increase in general and administrative expenses and decreases in income from commercial and industrial land sales, and interest income.

     Revenues from primary residential operations increased $42,013 or 63.2% and $22,685 or 66.1% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. Expenses from primary residential operations increased $32,440 or 58.1% and $16,413 or 54.9% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. The increases in revenues are primarily attributable to increased closings at Poinciana, as well as closings at Bellalago and Cory Lake Isles. Closings at Bellalago and Cory Lake Isles commenced during the fourth quarter of 2003. In addition, our average price per unit for closings at Poinciana, Harbor Islands and Rio Rico increased for the six and three months ended June 30, 2004 compared to the same periods in 2003. The increases in expenses are attributable to the associated costs related to the higher volume of closings and price increases for materials and services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

RESULTS OF OPERATIONS – continued

     Revenues from active adult operations increased $19,680 or 65.7% and $8,241 or 45.5% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. Expenses from active adult operations increased $13,484 or 41.3% and $5,295 or 27.2% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. The increases in revenues is primarily due to the increase in closings, the increase in the average price per unit closed and the increase in revenues at the amenity operations at Solivita. The increases in expenses in active adult operations are attributable to the associated costs related to the higher volume of closings at Solivita and price increases for materials and services.

     Revenues from commercial and industrial and other land sales decreased $4,564 or 74.6% and $1,102 or 48.3% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. Expenses from commercial and industrial and other land sales decreased $759 or 63.0% and $209 or 42.0% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. The decreases in revenues and expenses are primarily attributable to the closing of the sale to Lowe’s Home Improvement Warehouse of a 150-acre site during the six months ended June 30, 2003. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

     Revenues from other operations increased $2,598 or 82.9% and $1,871 or 112.9% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. Expenses from other operations increased $566 or 24.7% and $365 or 30.7% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. The increase in revenues is primarily due to the increased revenues from our title insurance agency, rental operations, water and wastewater operations in Rio Rico, as well as approximately $1,300 recognized and earned from escrowed funds associated with the sale of substantially all of the assets from the utilities operation in Florida during 1999. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency, rental operations and water and wastewater operations in Rio Rico.

     Avatar is accounting for its investment in the Ocean Palms Joint Venture under the equity method whereby it recognizes its proportionate share of the profits and losses. For the six and three months ended June 30, 2004, Avatar recognized $5,984 and $2,943, respectively, of earnings compared to $599 and $295 of losses for the six and three months ended June 30, 2003, respectively. During the first quarter of 2004, construction of the high-rise condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced.

     Interest income decreased $408 or 47.0% and $82 or 20.6% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. The decreases are attributable to lower interest rates and lower interest income earned on lower available cash and declining principal balances of contracts receivable.

     General and administrative expenses increased $2,113 or 27.8% and $1,174 or 28.6% for the six and three months ended June 30, 2004, respectively, compared to the same periods in 2003. The increases were primarily due to increases in executive compensation related to new hires, incentive compensation and salary increases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

RESULTS OF OPERATIONS – continued

     Interest expense decreased $855 or 58.3% for the six months ended June 30, 2004 compared to the same periods in 2003. The decrease is primarily attributable to the reduction in interest expense incurred due to the redemptions of the 7% Notes in the third and fourth quarters of 2003.

     Other real estate expense represents real estate taxes and property maintenance not allocable to specific operations, which decreased by $356 or 13.3% and $180 or 13.5% for the six and three months ended June 30, 2004, respectively, compared to the same period in 2003.

     On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175, subject to certain adjustments. The pre-tax gain of approximately $3,775 on this sale and the operating results for the six and three months ended June 30, 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of operations. During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the six months ended June 30, 2004 and for the six and three months ended June 30, 2003 have also been reported as discontinued operations in the accompanying consolidated statements of operations.

     Income tax expense (benefit) was provided for at an effective tax rate of 35.6% and 35.0% for the six and three months ended June 30, 2004 and 2003, respectively, compared to 36.3% and (27.9%) for the six and three months ended June 30, 2003, respectively.

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

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of the 4.50% Notes in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. Avatar has filed, for the benefit of the 4.50% Note holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of certain conditions and contingencies. In conjunction with the offering, Avatar used approximately $42,906 of the net proceeds from the offering to purchase 1,141,400 shares of its common stock in privately negotiated transactions at a price of $37.59 per share. Avatar intends to use the balance of the net proceeds from the offering for general corporate purposes.

     Under previous authorizations by the Board of Directors to purchase from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from January 1 through May 6, 2003, Avatar repurchased $8,875 of its common stock representing 379,758 shares and $7,585 principal amount of its 7% Notes, which were called for redemption during the third and fourth quarters of 2003. As of June 30, 2004, the remaining authorization for purchase of shares of Avatar’s common stock is $26,350.

     During the first quarter of 2004, we made payments of $16,337 under the Credit Facility. As of June 30, 2004, approximately $99,400 was available for borrowings under the Credit Facility, net of approximately $600 of outstanding letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     On March 17, 2004, we entered into a joint venture for development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida, approximately three miles south of Hollywood, Florida. Avatar has a 50% equity interest in the Regalia Joint Venture and is managing member of the project. Avatar contributed $1,000 to the Regalia Joint Venture on March 25, 2004 to pay all monetary obligations due and payable. Avatar’s 50% equity partner contributed and conveyed, by special warranty deed, the 1.18-acre property which was subject to a $5,000 mortgage. On April 14, 2004, we paid off the $5,000 mortgage that existed when the Regalia Joint Venture was formed. Avatar has agreed to execute a required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to any future construction financing of the project. Avatar has also guaranteed certain additional contributions, if any, to fund operations.

     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture partner, represented by a two-year interest-bearing promissory note. Advances under the promissory note were subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004, following which Avatar advanced $500 under the promissory note. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture partner.

     For the six months ended June 30, 2004, net cash used in operating activities amounted to $8,881, primarily as a result of increases in land and other inventories of $19,715 and other assets of $8,719, partially offset by an increase in customer deposits of $11,347. Net cash provided by investing activities amounted to $11,387, primarily as a result of net proceeds of $12,839 from the sales of the Harbor Islands marina and cable operations in Poinciana, offset by $1,452 resulting from investments in property, plant and equipment. Net cash provided by financing activities of $57,297 resulted from the proceeds of $120,000 from the issuance of the 4.50% Notes, partially offset by purchase of $42,906 of treasury stock in connection with the issuance of the 4.50% Notes and repayment of real estate debt of $16,429.

     For the six months ended June 30, 2003, net cash provided by operating activities amounted to $6,177, primarily as a result of increases in accounts payable and accrued and other liabilities of $3,225 and customer deposits of $5,177, partially offset by increases in land and other inventories of $1,319. Net cash used in investing activities of $17,136 resulted from investments in unconsolidated joint venture and property, plant and equipment of $16,121 and $1,015, respectively. Net cash used in financing activities of $18,666 resulted from the repurchase of $7,585 of the 7% Notes, the purchase of $8,875 of treasury stock and the repayment of real estate debt of $2,206.

     We anticipate that with cash of $84,403 as of June 30, 2004 and cash flow generated through the combination of operational profitability, sales of commercial and industrial land, sales of non-core assets and external borrowings we are positioned to acquire new development opportunities and expand operations at our existing communities as well as commence development of new projects on properties currently owned and/or to be acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) –continued

FORWARD–LOOKING STATEMENTS

     Certain matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate; the level of immigration and in-migration into the areas in which Avatar conducts real estate activities; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in greater detail in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material changes in Avatar’s market risk during the six months ended June 30, 2004. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     Avatar’s management evaluated, with the participation of Avatar’s principal executive and principal financial officers, the effectiveness of Avatar’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2004. Based on their evaluation, Avatar’s principal executive and principal financial officers concluded that Avatar’s disclosure controls and procedures were effective as of June 30, 2004.

     There has been no change in Avatar’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Avatar’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, Avatar’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings (dollars in thousands)

     On July 22, 2003, a holder of the 7% Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its announcement of a partial redemption of $60,000 of the 7% Notes. The complaint does not allege a specific damage amount. On June 21, 2004 Avatar moved for an order dismissing the action in its entirety, on the grounds of failure to state a claim, failure to plead with the requisite particularity and lack of standing. Avatar is awaiting plaintiff’s response to its motion to dismiss the action. No motion has been filed seeking class certification. Avatar believes that the allegations contained in the lawsuit are without merit and intends to take all appropriate actions to vigorously defend its position.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (dollars in thousands except per share data)

     On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2004, the remaining authorization for purchase of shares of Avatar’s common stock is $26,350. During the six months ended June 30, 2004, Avatar did not repurchase any Avatar common stock under this authorization.

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of the 4.50% Notes in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. Avatar has filed, for the benefit of the 4.50% Note holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of certain conditions and contingencies. Avatar intends to use the balance of the net proceeds from the offering for general corporate purposes.

     In conjunction with the offering of $120,000 of the 4.50% Notes, on March 22, 2004, Avatar’s Board of Directors authorized Avatar to use up to approximately $43,000 of the gross proceeds to purchase shares of its common stock in privately negotiated transactions. On March 30, 2004, Avatar used approximately $42,906 to purchase 1,141,400 shares of its common stock at a price of $37.59 per share. During the six months ended June 30, 2004, Avatar repurchased the following shares under this stock repurchase authorization:

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (dollars in thousands except per share data) — continued

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program	Program
January 1, 2004 to January 31, 2004	—	$—	—	—
February 1, 2004 to February 29, 2004	—	—	—	—
March 1, 2004 to March 31, 2004	1,141,400	37.59	—	—
April 1, 2004 to April 30, 2004	—	—	—	—
May 1, 2004 to May 31, 2004	—	—	—	—
June 1, 2004 to June 30, 2004	—	—	—	—

Total	1,141,400	$37.59	—

Item 4. Submission of Matters to a Vote of Security Holders

     Avatar’s Annual Meeting of Stockholders was held on May 25, 2004, in Coral Gables, Florida, for the purpose of electing ten directors and approving the appointment of Ernst & Young LLP, independent accountants, as auditors for the year ending December 31, 2004. Proxies were solicited from holders of 8,251,386 outstanding shares of Common Stock as of the close of business on April 2, 2004, as described in Avatar’s Proxy Statement dated April 23, 2004. All of management’s nominees for directors were elected and the appointment of Ernst & Young LLP was approved by the following votes:

ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD
Eduardo A. Brea	7,385,989	26,781
Milton H. Dresner	7,385,544	27,226
Gerald Kelfer	7,384,127	28,643
Martin Meyerson	7,375,996	36,774
Jack Nash	7,385,647	27,123
Kenneth T. Rosen	7,385,989	26,781
Joel M. Simon	7,382,780	29,990
Fred Stanton Smith	7,384,383	28,387
William G. Spears	7,386,089	26,681
Beth A. Stewart	7,385,934	26,836

APPOINTMENT OF INDEPENDENT ACCOUNTANTS

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES
6,592,702	800,660	19,408	0

Item 6. Exhibits and Reports on Form 8-K

Exhibits

1	Employment and Compensation agreements.

10.1	1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed herewith).

10.2	1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed herewith).

10.3	1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

Reports on Form 8-K

The following reports on Form 8-K were furnished during the quarter for which this report is filed:

Current Report on Form 8-K on May 6, 2004 (Item 12), Avatar’s press release announcing its results for the quarter ended March 31, 2004.

Current Report on Form 8-K on May 25, 2004 (Item 9), Avatar’s press release reporting on Annual Meeting of Stockholders held on May 25, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: August 4, 2004	By:	/s/ Charles L. McNairy
Charles L. McNairy
Executive Vice President, Treasurer and
Chief Financial Officer

Date: August 4, 2004	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

1	Employment and Compensation agreements.

10.1	1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed herewith).

10.2	1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed herewith).

10.3	1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).