Form 10-Q
period 2004-09-30
AVATAR HOLDINGS INC
filed 2004-11-05
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

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

Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,057,340 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2004.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30	December 31
	2004	2003
Assets
Cash and cash equivalents	$59,906	$24,600
Restricted cash	5,298	2,191
Receivables, net	11,009	14,131
Land and other inventories	272,875	212,788
Land inventory not owned	23,737	22,750
Property, plant and equipment, net	48,157	53,542
Investment in unconsolidated joint venture	28,555	19,018
Other assets	20,059	5,923
Deferred income taxes	4,929	7,776

Total Assets	$474,525	$362,719

Liabilities and Stockholders’ Equity
Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$—
Real estate	3,991	19,771
Obligations related to land inventory not owned	23,737	22,750
Estimated development liability for sold land	16,978	17,794
Accounts payable	11,199	2,801
Accrued and other liabilities	9,819	9,087
Customer deposits	41,504	24,617
Minority interest	8,000	—

Total Liabilities	235,228	96,820
Commitments and Contingencies
Stockholders’ Equity
Common Stock, par value $1 per share Authorized: 50,000,000 shares Issued: 10,577,099 shares at September 30, 2004 10,541,394 shares at December 31, 2003	10,577	10,541
Additional paid-in capital	209,696	206,874
Unearned restricted stock units	(6,076)	(6,147)
Retained earnings	98,590	76,229

	312,787	287,497
Treasury stock: at cost, 2,497,959 shares at September 30, 2004 at cost, 1,151,622 shares at December 31, 2003	(73,490)	(21,598)

Total Stockholders’ Equity	239,297	265,899

Total Liabilities and Stockholders’ Equity	$474,525	$362,719

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the nine and three months ended September 30, 2004 and 2003
(Unaudited)
(Dollars in thousands except per-share amounts)

	Nine Months		Three Months
	2004	2003	2004	2003
Revenues
Real estate sales	$236,067	$161,506	$73,101	$56,551
Deferred gross profit on homesite sales	450	905	113	295
Interest income	816	1,122	356	254
Other	3,499	1,561	701	518

Total revenues	240,832	165,094	74,271	57,618
Expenses
Real estate expenses	204,932	145,618	65,650	51,613
General and administrative expenses	14,066	11,553	4,349	3,949
Interest expense	1,016	1,791	405	325
Loss on redemption of 7% Notes	—	1,329	—	1,329
Other	1,620	1,406	517	440

Total expenses	221,634	161,697	70,921	57,656
Equity earnings (loss) from unconsolidated joint venture	9,537	(788)	3,553	(189)

Income (loss) from continuing operations before income taxes	28,735	2,609	6,903	(227)
Income tax (expense) benefit	(10,313)	8,284	(2,700)	9,315

Income from continuing operations after income taxes	18,422	10,893	4,203	9,088
Discontinued operations:
Income (loss) from operations of discontinued operations (including gain on disposal of $6,570 in 2004)	6,354	(179)	6	(84)
Income tax (expense) benefit	(2,415)	65	(3)	30

Income (loss) from discontinued operations	3,939	(114)	3	(54)

Net income	$22,361	$10,779	$4,206	$9,034

Basic EPS:
Income from continuing operations after income taxes	$2.14	$1.27	$0.51	$1.05
Income (loss) from discontinued operations	0.46	(0.01)	—	—

Net income	$2.60	$1.26	$0.51	$1.05

Diluted EPS:
Income from continuing operations after income taxes	$2.10	$1.26	$0.50	$1.04
Income (loss) from discontinued operations	0.45	(0.01)	—	(0.01)

Net income	$2.55	$1.25	$0.50	$1.03

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2004 and 2003
(Dollars in Thousands)

	2004	2003
OPERATING ACTIVITIES
Net income	$22,361	$10,779
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,594	2,763
Amortization of unearned restricted stock units	1,861	1,260
(Income) loss from discontinued operations	(3,939)	114
Deferred gross profit	(450)	(905)
Equity (earnings) loss from unconsolidated joint venture	(9,537)	788
Deferred income taxes	2,847	(34)
Changes in operating assets and liabilities:
Restricted cash	(3,107)	(946)
Receivables, net	1,566	877
Land and other inventories	(41,988)	(16,920)
Other assets	(8,840)	3,092
Accounts payable and accrued and other liabilities	(1,441)	(9,025)
Customer deposits	16,887	7,478

NET CASH USED IN OPERATING ACTIVITIES	(20,186)	(679)
INVESTING ACTIVITIES
Investment in property, plant and equipment	(2,397)	(1,618)
Investment in unconsolidated joint venture	—	(19,944)
Net proceeds from sale of discontinued operations	12,839	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,442	(21,562)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit	—	5,000
Proceeds from issuance of 4.50% Notes	120,000	—
Payment of issuance costs from 4.50% Notes	(4,180)	(439)
Principal payments of real estate borrowings	(19,771)	(2,206)
Redemption of 7% Notes	—	(49,913)
Repurchase of 7% Notes	—	(7,585)
Purchase of treasury stock	(51,892)	(8,875)
Proceeds from exercise of stock options	893	125

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,050	(63,893)

INCREASE (DECREASE) IN CASH	35,306	(86,134)
Cash and cash equivalents at beginning of period	24,600	118,839

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,906	$32,705

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) — continued
For the nine months ended September 30, 2004 and 2003
(Dollars in Thousands)

	2004	2003
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$11,991	$—
Real estate debt	$3,991	$—
Minority interest	$8,000	$—
Corporate notes	$—	($10,439)
Common stock	$—	$328
Additional paid in capital	$—	$10,432
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — (net of amount capitalized of $2,446 and $3,246 in 2004 and 2003, respectively)	($2,258)	$1,456

Income taxes	$13,875	$4,200

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2004
(Dollars in thousands except per share data)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and its subsidiaries (“Avatar”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheets as of September 30, 2004 and December 31, 2003, and the related consolidated statements of operations for the nine and three months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     For a complete description of Avatar’s other accounting policies, refer to Avatar Holdings Inc.’s 2003 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2003 financial statement items have been reclassified to conform to the 2004 presentation.

Land and Other Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Land developed and in process of development	$154,129	$125,226
Land held for future development or sale	51,674	32,656
Dwelling units completed or under construction	66,713	54,162
Other	359	744

	$272,875	$212,788

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Other Assets

     Other assets are summarized as follows:

	September 30,	December 31,
	2004	2003
Prepaid expenses	$8,860	$1,817
Unamortized debt issuance costs	5,101	1,312
Goodwill	2,338	2,338
Deposits	3,086	108
Other	674	348

	$20,059	$5,923

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

     During the nine months ended September 30, 2004 changes in the warranty accrual consisted of the following:

2004
Accrued warranty reserve as of January 1	$977
Estimated warranty expense	1,223
Amounts charged against warranty reserve	(892)

Accrued warranty reserve as of September 30	$1,308

Land Acquisitions

     In September 2004, Avatar purchased undeveloped land located in Polk and Osceola Counties for a purchase price of approximately $11,500; and acquired developed land in Hernando County for a purchase price of approximately $7,000 of which approximately $3,000 was paid in cash and the remainder by the assumption of approximately $4,000 of Community Development District obligations.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Land Acquisitions — continued

     In October and November 2004, Avatar purchased undeveloped land located in Polk and Osceola Counties for an aggregate purchase price of approximately $32,480 of which approximately $16,750 was paid in cash and the remaining balance of $15,730 paid in the form of a purchase money note.

     During the third quarter of 2003, Avatar acquired land in Poinciana for a purchase price of $8,484 to be utilized primarily for expansion of Solivita. In October 2003, Avatar contracted to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. On November 2, 2004, Avatar closed on Phase 3 for a cash purchase price of approximately $7,200. The aggregate purchase price for the remaining phases ranges from approximately $16,900 to $18,400 depending upon the dates of closings thereon which are contracted to take place by January 2006. Under the terms of the contract there is a specific performance provision which requires Avatar to close on the remaining contracted acres. Accordingly, the remaining contracted acres are included in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003 in the amount of $23,737 and $22,750, respectively, as land inventory not owned and obligations related to land inventory not owned.

Notes, Mortgage Notes and Other Debt

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. Avatar subsequently filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of certain conditions and contingencies. In conjunction with the offering, Avatar used approximately $42,906 of the net proceeds from the offering to purchase 1,141,400 shares of its common stock in privately negotiated transactions at a price of $37.59 per share.

     As of September 30, 2004, approximately $99,400 was available for borrowings under the $100,000 Secured Revolving Line of Credit Facility (the “Credit Facility”), net of approximately $600 outstanding letters of credit.

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

Earnings Per Share

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of diluted earnings per share for the nine and three months ended September 30, 2004 did not assume the conversion of the 4.50% Notes since certain conditions and contingencies were not met as of September 30, 2004 that would deem them convertible. The computation of diluted earnings per share for the nine and three months ended September 30, 2003 did not assume the conversion of the 7% Notes because the effect was antidilutive.

     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 35,705 and 11,691 shares of Avatar common stock for the nine and three months ended September 30, 2004, respectively, due to the exercise of stock options.

     The following table represents a reconciliation of weighted average shares outstanding for the nine and three months ended September 30, 2004 and 2003:

	Nine Months		Three Months
	2004	2003	2004	2003
Basic weighted average shares outstanding	8,614,394	8,555,728	8,217,461	8,626,439
Effect of dilutive restricted stock units	123,629	82,681	139,598	102,212
Effect of dilutive employee stock options	38,454	11,180	38,350	24,536

Diluted weighted average shares outstanding	8,776,477	8,649,589	8,395,409	8,753,187

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Earnings Per Share — continued

     Under current interpretations of SFAS No. 128, issuers of contingently convertible debt instruments (such as the 4.50% Notes), which generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target, exclude the potential common shares from the calculation of diluted earnings per share until the market price or other contingency is met. However, at its September 29-30, 2004 meeting, the Emerging Issues Task Force (EITF) reached a final consensus for accounting for contingently convertible debt instruments as it relates to earnings per share in Issue 04-8 “The Effect of Contingently Convertible Debt on Earnings Per Share” (the “Issue 04-8”) . The EITF affirmed its final consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. The Financial Accounting Standards Board (FASB) plans to issue in the fourth quarter an amendment to SFAS No. 128 implementing the final consensus reached by EITF. That amendment is expected to be effective for periods ending after December 15, 2004, and the consensus must be applied by restating all periods during which the instrument was outstanding. However, the consensus need not be applied to instruments that were repaid in cash prior to the end of the period of adoption. Had the FASB amended SFAS No. 128 to implement the final consensus reached by EITF in Issue 04-8 as of September 30, 2004, for the nine and three months ended September 30, 2004, Avatar’s diluted earnings per share would be $2.34 and $0.47, respectively, as a result of the assumed conversion of the 4.50% Notes.

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

     Under previous authorizations by the Board of Directors to purchase, from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from January 1 through May 6, 2003, Avatar repurchased $8,875 of its common stock representing 379,758 shares and $7,585 principal amount of its 7% Notes.

     Under current authorization by the Board of Directors to purchase, from time to time, shares of its common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from August 6 through September 30, 2004, Avatar repurchased $8,986 of its common stock representing 204,937 shares. As of September 30, 2004, the remaining authorization for purchase of shares of Avatar’s common stock was $17,364.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Stock-Based Compensation

     Avatar has accounted for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the market value of Avatar’s stock on the date of the grant. For restricted stock units granted, the value is based on the market price of Avatar’s common stock on the date the specified hurdle price is achieved, provided such provisions are applicable, or date of grant. Compensation expense from restricted stock units is recognized using the straight-line method over the vesting period. Compensation expense of $1,861 and $519 has been recognized for the nine and three months ended September 30, 2004, respectively, and compensation expense of $1,260 and $398 has been recognized for the nine and three months ended September 30, 2003, respectively. Unearned compensation for restricted stock units is shown as a reduction of stockholders’ equity in the consolidated balance sheets.

     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the nine and three months ended September 30, 2004 and 2003 had compensation expense for Avatar’s stock-based compensation been based on fair value at the grant date:

	Nine Months		Three Months
	2004	2003	2004	2003
Net income (loss) — as reported	$22,361	$10,779	$4,206	$9,034
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,154	781	322	247
Deduct: Stock-based compensation expense determined using the fair value method, net of related tax effects	(1,291)	(881)	(368)	(293)

Pro forma net income (loss)	$22,224	$10,679	$4,160	$8,988

Earnings Per Share:
Basic
As reported	$2.60	$1.26	$0.51	$1.05

Pro forma	$2.58	$1.25	$0.51	$1.04

Diluted
As reported	$2.55	$1.25	$0.50	$1.03

Pro forma	$2.53	$1.24	$0.50	$1.03

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Income Taxes

     The components of income tax expense (benefit) from continuing operations for the nine and three months ended September 30, 2004 and 2003 are as follows:

	Nine Months		Three Months
	2004	2003	2004	2003
Current
Federal	$7,942	$456	($30)	($823)
State	1,344	77	(5)	(140)

Total current	9,286	533	(35)	(963)
Deferred
Federal	878	(7,541)	2,339	(7,143)
State	149	(1,276)	396	(1,209)

Total deferred	1,027	(8,817)	2,735	(8,352)

Total income tax expense (benefit)	$10,313	($8,284)	$2,700	($9,315)

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

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Additional paid in capital was credited for $176 representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980. Significant components of Avatar’s deferred income tax assets and liabilities as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003
Deferred income tax assets
Tax over book basis of land inventory	$16,000	$18,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	1,000	2,000
Executive incentive compensation	2,000	2,000
Other	1,929	2,776

Total deferred income tax assets	21,929	25,776
Valuation allowance for deferred income tax assets	(17,000)	(18,000)

Deferred income tax assets after valuation allowance	$4,929	$7,776

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Income Taxes — continued

     A reconciliation of income tax expense (benefit) before discontinued operations to the expected income tax expense at the federal statutory rate of 35% for the nine months ended September 30, 2004 and 2003 is as follows:

	2004	2003
Income tax expense computed at statutory rate	$10,057	$916
State income tax, net of federal effect	1,009	87
Other, net	247	352
Change in valuation allowance on deferred tax assets	(1,000)	(1,000)
Elimination of liability for tax related issues	—	(8,639)

Income tax expense (benefit)	$10,313	($8,284)

     The Internal Revenue Service (IRS) notified Avatar that it has completed an examination of Avatar’s 2000 consolidated federal income tax return. No changes are being made to the return as filed.

Joint Ventures

     On March 17, 2004, Avatar entered into a joint venture for development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida. Avatar has a 50% equity interest in the Regalia Joint Venture and is managing member of the project. Avatar contributed $1,000 to the Regalia Joint Venture on March 25, 2004 to pay all monetary obligations due. Avatar’s 50% equity partner contributed the Property which was subject to a $5,000 mortgage. On April 14, 2004, Avatar paid off the $5,000 mortgage. Avatar has agreed to execute a required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to future construction financing of the project. Avatar has also guaranteed certain additional contributions, if any, to fund operations. Avatar has consolidated the assets and liabilities of the Regalia Joint Venture into its consolidated balance sheet and has eliminated all significant intercompany accounts and transactions.

     In late-December 2002, Avatar entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Construction commenced in late-2003 and during the first quarter of 2004 surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced. Avatar has a 50% equity interest in the Ocean Palms Joint Venture and is accounting for its investment under the equity method whereby Avatar recognizes its share of profits and losses. As of September 30, 2004, Avatar funded $20,000 of its commitment to fund the Ocean Palms Joint Venture.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Joint Ventures — continued

     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture partner, represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004, following which Avatar advanced $500 under the promissory note. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture partner.

     The following is the Ocean Palms Joint Venture’s condensed balance sheet as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Assets:
Cash	$—	$509
Restricted cash	18,670	20,591
Due from joint venture partner	1,511	1,511
Land and other inventories	19,430	34,046
Due from customers	59,453	—
Other assets	6,113	5,850

Total assets	$105,177	$62,507

Liabilities and equity:
Accounts payable	$5,123	$595
Deposits	35,493	24,971
Notes payable	26,183	17,227
Equity of:
Avatar	20,000	20,000
Joint venture partner	1,348	1,348
Retained earnings (accumulated deficit)	17,030	(1,634)

Total liabilities and equity	$105,177	$62,507

     Avatar’s share of the net profit (loss) from the Ocean Palms Joint Venture is $9,537 and ($788) for the nine months ended September 30, 2004 and 2003, respectively, and $3,553 and ($189) for the three months ended September 30, 2004 and 2003, respectively.

     The following is the Ocean Palms Joint Venture’s condensed statement of operations for the nine and three months ended September 30, 2004 and 2003:

	Nine Months		Three Months
	2004	2003	2004	2003
Gross margin on condominium sales	$20,197	$—	$7,898	$—
Interest and other income	193	107	68	80
Costs and expenses	(1,726)	(1,683)	(392)	(458)

Net income (loss)	$18,664	($1,576)	$7,574	($378)

Avatar’s share of net income (loss)	$9,537	($788)	$3,553	($189)

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

     On July 22, 2003, a holder of the 7% Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its announcement of a partial redemption of $60,000 of the 7% Notes. The complaint did not allege a specific damage amount. On June 21, 2004 Avatar moved for an order dismissing the action in its entirety, on the grounds of failure to state a claim, failure to plead with the requisite particularity and lack of standing. Plaintiff did not file a response to Avatar’s motion to dismiss. On October 12, 2004, the court entered an order dismissing the complaint in its entirety with prejudice as to the named plaintiff.

     During the third quarter of 2004, Avatar’s real estate operations in the Central Florida Counties of Polk and Osceola were impacted by Hurricanes Charley, Frances and Jeanne. The hurricanes resulted in minor damage within these communities, most of which was landscape related with very little or no structural damage to Avatar owned facilities. Based on Avatar’s assessment of the damage, the estimated hurricane-related costs approximate $3,200 which have been expensed for the quarter ended September 30, 2004.

Discontinued Operations

     On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175, subject to certain adjustments. The pre-tax gain of approximately $3,786 on this sale and the operating results for the nine months ended September 30, 2004 and for the nine and three months ended September 30, 2003 have been reported as discontinued operations in the accompanying consolidated statements of operations.

     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the nine months ended September 30, 2004 and for the nine and three months ended September 30, 2003 have also been reported as discontinued operations in the accompanying consolidated statements of operations.

Notes to Consolidated Financial Statements (dollars in thousands except per share data) (Unaudited) — continued

Financial Information Relating To Reportable Segments

     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2004 and 2003:

	Nine Months		Three Months
	2004	2003	2004	2003
Revenues:
Segment revenues
Primary residential	$155,320	$99,120	$46,783	$32,596
Active adult community	74,028	52,400	24,381	22,433
Commercial and industrial and other land sales	1,956	6,221	403	104
Other operations	7,671	5,004	1,939	1,871

	238,975	162,745	73,506	57,004
Unallocated revenues
Deferred gross profit	450	905	113	295
Interest income	816	1,122	356	254
Other	591	322	296	65

Total revenues	$240,832	$165,094	$74,271	$57,618

Operating income (loss):
Segment operating income (loss)
Primary residential	$28,493	$14,762	$8,274	$4,116
Active adult community	3,349	(1,905)	(156)	786
Commercial and industrial and other land sales	1,374	4,880	266	(33)
Other operations	3,351	1,458	481	622

	36,567	19,195	8,865	5,491
Unallocated income (expenses)
Equity earnings (loss) from unconsolidated joint venture	9,537	(788)	3,553	(189)
Deferred gross profit	450	905	113	295
Interest income	816	1,122	356	254
General and administrative expenses	(14,066)	(11,553)	(4,349)	(3,949)
Interest expense	(1,016)	(1,791)	(405)	(325)
Loss on redemption of 7% Notes	—	(1,329)	—	(1,329)
Other	(3,553)	(3,152)	(1,230)	(475)

Income (loss) from continuing operations before income taxes	$28,735	$2,609	$6,903	($227)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

RESULTS OF OPERATIONS

     In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of Avatar’s accounting policies, refer to Avatar Holdings Inc.’s 2003 Annual Report on Form 10-K.

     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

     The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2004 and 2003:

	Nine Months		Three Months
	2004	2003	2004	2003
Operating income:
Primary residential
Revenues	$155,320	$99,120	$46,783	$32,596
Expenses	126,827	84,358	38,509	28,480

Net operating income	28,493	14,762	8,274	4,116
Active adult community
Revenues	74,028	52,400	24,381	22,433
Expenses	70,679	54,305	24,537	21,647

Net operating income (loss)	3,349	(1,905)	(156)	786
Commercial and industrial and other land sales
Revenues	1,956	6,221	403	104
Expenses	582	1,341	137	137

Net operating income (loss)	1,374	4,880	266	(33)
Other operations
Revenues	7,671	5,004	1,939	1,870
Expenses	4,320	3,546	1,458	1,250

Net operating income	3,351	1,458	481	620
Operating income	36,567	19,195	8,865	5,489
Unallocated income (expenses):
Equity earnings (loss) from unconsolidated joint venture	9,537	(788)	3,553	(189)
Deferred gross profit	450	905	113	295
Interest income	816	1,122	356	254
General and administrative expenses	(14,066)	(11,553)	(4,349)	(3,949)
Interest expense	(1,016)	(1,791)	(405)	(325)
Loss on redemption of 7% Notes	—	(1,329)	—	(1,329)
Other real estate expenses	(3,553)	(3,152)	(1,230)	(473)

Income (loss) from continuing operations	28,735	2,609	6,903	(227)
Income tax (expense) benefit	(10,313)	8,284	(2,700)	9,315
Income (loss) from discontinued operations	3,939	(114)	3	(54)

Net income	$22,361	$10,779	$4,206	$9,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS — continued

     Data from primary residential and active adult homebuilding operations for the nine and three months ended September 30, 2004 and 2003 is summarized as follows:

	Nine Months		Three Months
	2004	2003	2004	2003
Units closed
Number of units	1,039	790	301	274
Aggregate dollar volume	$221,392	$147,916	$68,674	$53,625
Average price per unit	$213	$187	$228	$196
Contracts signed, net of cancellations
Number of units	1,653	1,418	397	608
Aggregate dollar volume	$400,650	$277,400	$102,021	$114,831
Average price per unit	$242	$196	$257	$189
Backlog
Number of units	1,992	1,441
Aggregate dollar volume	$471,024	$295,870
Average price per unit	$236	$205

     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the nine and three months ended September 30, 2004 and 2003:

	Nine Months		Three Months
	2004	2003	2004	2003
Units closed
Number of units	1,014	755	292	265
Aggregate dollar volume	$185,254	$114,530	$54,441	$42,466
Average price per unit	$183	$152	$186	$160
Contracts signed, net of cancellations
Number of units	1,635	1,394	393	600
Aggregate dollar volume	$368,325	$241,265	$94,362	$103,476
Average price per unit	$225	$173	$240	$172
Backlog
Number of units	1,971	1,408
Aggregate dollar volume	$433,198	$247,211
Average price per unit	$220	$176

     Avatar is an equity partner in the Ocean Palms Joint Venture for development and construction of a 240-unit high-rise condominium, which sales are not included in the foregoing charts. Since the commencement of sales in 2003 through September 30, 2004, 225 units were sold at an aggregate sales volume of $187,130.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS — continued

     During the second half of the three months ended September 30, 2004, we realized lower than anticipated volumes of sales and closings due to the impact of Hurricanes Charley, Frances and Jeanne in the central Florida Counties of Polk and Osceola. We estimate that closings of in excess of 100 homes scheduled for 2004 will be delayed until the first quarter of 2005 and commencement of construction of in excess of 100 homes scheduled for 2004 will be delayed until future periods.

     Results for our active adult community, Solivita, included in the foregoing tables for the nine and three months ended September 30, 2004 are: 575 and 140 contracts were signed (net of cancellations), with an aggregate sales volume of $121,062 and $31,570, respectively; 339 and 112 homes closed, generating revenues from Solivita homebuilding operations of $70,417 and $23,205, respectively. Results for Solivita included in the foregoing tables for the nine and three months ended September 30, 2003 are: 408 and 111 contracts were signed (net of cancellations), with an aggregate sales volume of $83,623 and $23,194, respectively; 277 and 115 homes closed, generating revenues from Solivita homebuilding operations of $49,825 and $21,554, respectively. Backlog at September 30, 2004 and 2003 totaled 681 units at $139,278 and 483 units at $95,389, respectively.

     Results for Harbor Islands for the nine and three months ended September 30, 2004 are:18 and 4 contracts were signed (net of cancellations), with an aggregate sales volume of $32,325 and $7,660, respectively; 25 and 9 homes closed, generating revenues of $36,138 and $14,233, respectively. Results for Harbor Islands for the nine and three months ended September 30, 2003 are: 24 and 8 contracts were signed (net of cancellations), with an aggregate sales volume of $36,136 and $11,355, respectively; 35 and 9 homes closed, generating revenues of $33,387 and $11,160, respectively. Backlog at September 30, 2004 and 2003 totaled 21 units at $37,826 and 33 units at $48,659, respectively. As of September 30, 2004, two units remain for sale at Harbor Islands. It is anticipated that closings of all units at Harbor Islands will be completed by mid-2005.

     Net income for the nine and three months ended September 30, 2004 was $22,361 or $2.55 per diluted share ($2.60 per basic share) and $4,206 or $0.50 per diluted share ($0.51 per basic share), respectively, compared to net income of $10,779 or $1.25 per diluted share ($1.26 per basic share) and $9,034 or $1.03 per diluted share ($1.05 per basic share) for the same periods in 2003. The increase in net income for the nine months ended September 30, 2004 compared to 2003 was primarily due to increases in primary residential, active adult operating results and other operations, as well as an increase in earnings recognized from an unconsolidated joint venture. Also contributing to the increase in net income for the nine month period was a decrease in interest expense, gains from sales of discontinued operations and a loss of $1,329 in 2003 on the redemption of the 7% Notes. The increase in net income for the nine month period was partially mitigated by an increase in general and administrative expenses, decreases in income from commercial and industrial land sales, and the recording of a tax benefit of $8,639 as the result of the elimination of certain income tax reserves during the nine months ended September 30, 2003. The decrease in net income for the three months ended September 30, 2004 compared to 2003 was primarily due to the recording of a tax benefit of $8,639 as the result of the elimination of certain income tax reserves during the three months ended September 30, 2003, a decrease in active adult operating activities and an increase in general and administrative expenses. The decrease in net income was partially mitigated by increases in primary residential operating results and earnings recognized from an unconsolidated joint venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS — continued

     Revenues from primary residential operations increased $56,200 or 56.7% and $14,187 or 43.5% for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Expenses from primary residential operations increased $42,469 or 50.3% and $10,029 or 35.2% for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. The increases in revenues are primarily attributable to increased closings at Poinciana, as well as closings at Bellalago and Cory Lake Isles. Closings at Bellalago and Cory Lake Isles commenced during the fourth quarter of 2003. In addition, our average price per unit for closings at Poinciana, Harbor Islands and Rio Rico increased for the nine and three months ended September 30, 2004 compared to the same periods in 2003. The increases in expenses are attributable to the associated costs related to the higher volume of closings and price increases for materials and services as well as approximately $1,300 of hurricane related expenses incurred at Poinciana for the nine and three months ended September 30, 2004.

     Revenues from active adult operations increased $21,628 or 41.3% and $1,948 or 8.7% for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Expenses from active adult operations increased $16,374 or 30.2% and $2,890 or 13.4% for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. The increases in revenues is primarily due to the increase in closings, the increase in the average price per unit closed and the increase in revenues at the amenity operations at Solivita. The increases in expenses in active adult operations are attributable to the associated costs related to the higher volume of closings at Solivita and price increases for materials and services as well as approximately $1,900 of hurricane related expenses incurred at Solivita for the nine and three months ended September 30, 2004.

     Revenues from commercial and industrial and other land sales decreased $4,265 or 68.6% for the nine months ended September 30, 2004, and increased $299 or 287.5% for the three months ended September 30, 2004, compared to the same periods in 2003. Expenses from commercial and industrial and other land sales decreased $759 or 56.6% for the nine months ended September 30, 2004, compared to the same period in 2003. The decreases in revenues and expenses are primarily attributable to the closing of the sale of a 150-acre site during the nine months ended September 30, 2003. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

     Revenues from other operations increased $2,667 or 53.3% and $69 or 3.7% for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. Expenses from other operations increased $774 or 21.8% and $208 or 16.6% for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. The increase in revenues is primarily due to the increased revenues from our title insurance agency, rental operations, water and wastewater operations in Rio Rico, as well as approximately $1,300 recognized and earned from escrowed funds associated with the sale of substantially all of the assets from the utilities operations in Florida during 1999. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency, rental operations and water and wastewater operations in Rio Rico.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS — continued

     We account for the investment in the Ocean Palms Joint Venture under the equity method whereby we recognize our proportionate share of the profits and losses. For the nine and three months ended September 30, 2004, we recognized $9,537 and $3,553, respectively, of earnings compared to $788 and $189 of losses for the nine and three months ended September 30, 2003, respectively. During the first quarter of 2004, construction of the high-rise condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced.

     General and administrative expenses increased $2,513 or 21.8% and $400 or 10.1% for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003. The increases were primarily due to increases in executive compensation related to new hires, incentive compensation and salary increases.

     Interest expense decreased $775 or 43.3% for the nine months ended September 30, 2004 and increased $80 or 24.6% for the three months ended September 30, 2004 compared to the same periods in 2003. The decrease in interest expense for the nine month period ended September 30, 2004 is due to less interest expense incurred related to the 4.50% Notes from March 30, 2004 (date of issuance) through September 30, 2004 compared to the interest expense incurred for the nine months ended September 30, 2003 related to the 7% Notes which were redeemed during the third and fourth quarters of 2003. The increase in interest expense for the three month period ended September 30, 2004 compared to 2003 is due to a higher average outstanding balance of the 4.50% Notes compared to the average outstanding balance of the 7% Notes.

     Other real estate expense represents real estate taxes and property maintenance not allocable to specific operations, which increased by $401 or 12.7% and $757 or 160.0% for the nine and three months ended September 30, 2004, respectively, compared to the same periods in 2003.

     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175, subject to certain adjustments. The pre-tax gain of approximately $3,786 on this sale and the operating results for the nine months ended September 30, 2004 and for the nine and three months ended September 30, 2003 have been reported as discontinued operations in the accompanying consolidated statements of operations. During February 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the nine months ended September 30, 2004 and for the nine and three months ended September 30, 2003 have also been reported as discontinued operations in the accompanying consolidated statements of operations.

     Income tax expense (benefit) was provided for at an effective tax rate of 36.3% and 39.1% for the nine and three months ended September 30, 2004, respectively. During the third quarter of 2003, we recorded a tax benefit of $8,639 as the result of the elimination of certain income tax reserves. Excluding the $8,639 benefit recognition, income tax expense was provided for at an effective tax rate of 11.9% and (227.0%) for the nine and three months ended September 30, 2003, respectively. An overprovision of 2002 income taxes reduced the income tax expense for the nine and three months ended September 30, 2003 which caused the decrease in the effective tax rates for the nine and three months ended September 30, 2003.

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

     On March 30, 2004, we issued $120,000 aggregate principal amount of the 4.50% Notes in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. We subsequently filed, for the benefit of the 4.50% Note holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of certain conditions and contingencies. In conjunction with the offering, we used approximately $42,906 of the net proceeds from the offering to purchase 1,141,400 shares of our common stock in privately negotiated transactions at a price of $37.59 per share.

     Under current authorization by the Board of Directors to purchase, from time to time, shares of our common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from August 6 through September 30, 2004, we repurchased $8,986 of our common stock representing 204,937 shares. As of September 30, 2004, the remaining authorization for purchase of shares of Avatar’s common stock is $17,364.

     Under previous authorizations by the Board of Directors to purchase, from time to time, shares of our common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from January 1 through May 6, 2003, we repurchased $8,875 of our common stock representing 379,758 shares and $7,585 principal amount of our 7% Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

LIQUIDITY AND CAPITAL RESOURCES — continued

     During the first quarter of 2004, we made payments of $16,337 under the Credit Facility. As of September 30, 2004, approximately $99,400 was available for borrowings under the Credit Facility, net of approximately $600 of outstanding letters of credit.

     In September 2004, we purchased undeveloped land located in Polk and Osceola Counties for a purchase price of approximately $11,500; and acquired developed land in Hernando County for a purchase price of approximately $7,000 of which approximately $3,000 was paid in cash and the remainder by assumption of approximately $4,000 of Community Development District obligations.

     In October and November 2004, we purchased undeveloped land located in Polk and Osceola Counties for an aggregate purchase price of approximately $32,480 of which approximately $16,750 was paid in cash and the remaining balance of $15,730 paid in the form of a purchase money note.

     During the third quarter of 2003, we acquired land in Poinciana for a purchase price of $8,484 to be utilized primarily for expansion of Solivita. In October 2003, we contracted to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. On November 2, 2004, we closed on Phase 3 for a cash purchase price of approximately $7,200. The aggregate purchase price for the remaining phases ranges from approximately $16,900 to $18,400 depending upon the dates of closings thereon which are contracted to take place by January 2006. Under the terms of the contract there is a specific performance provision which requires Avatar to close on the remaining contracted acres. Accordingly, the remaining contracted acres are included in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003 in the amount of $23,737 and $22,750, respectively, as land inventory not owned and obligations related to land inventory not owned.

     On March 17, 2004, we entered into a joint venture for development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida. We have a 50% equity interest in the Regalia Joint Venture and Avatar is managing member of the project. We contributed $1,000 to the Regalia Joint Venture on March 25, 2004 to pay all monetary obligations due. Our 50% equity partner contributed the Property which was subject to a $5,000 mortgage. On April 14, 2004, we paid off the $5,000 mortgage. We agreed to execute a required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to any future construction financing of the project. We also guaranteed certain additional contributions, if any, to fund operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

LIQUIDITY AND CAPITAL RESOURCES — continued

     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture partner, represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004, following which we advanced $500 under the promissory note. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture partner.

     For the nine months ended September 30, 2004, net cash used in operating activities amounted to $20,186, primarily as a result of increases in land and other inventories of $41,988 and other assets of $8,840, partially offset by an increase in customer deposits of $16,887. Net cash provided by investing activities amounted to $10,442, primarily as a result of net proceeds of $12,839 from the sales of the Harbor Islands marina and cable operations in Poinciana, offset by $2,397 resulting from investments in property, plant and equipment. Net cash provided by financing activities of $45,050 resulted from the proceeds of $120,000 from the issuance of the 4.50% Notes, partially offset by purchase of $51,892 of treasury stock, of which $42,906 was in connection with the issuance of the 4.50% Notes and repayment of real estate debt of $19,771.

     For the nine months ended September 30, 2003, net cash used in operating activities amounted to $679, primarily as a result of increases in land and other inventories of $16,920 and in accounts payable and accrued and other liabilities of $9,025, partially offset by increases in customer deposits of $7,478. Net cash used in investing activities of $21,562 resulted from investments in unconsolidated joint venture and property, plant and equipment of $19,944 and $1,618, respectively. Net cash used in financing activities of $63,893 resulted from the redemption of $49,913 and repurchase of $7,585 of the 7% Notes, the purchase of $8,875 of treasury stock and the repayment of real estate debt of $2,206, partially mitigated by $5,000 in proceeds from a revolving line of credit.

     We anticipate that with cash flow generated through the combination of operational profitability, sales of commercial and industrial land, sales of non-core assets and external borrowings we are positioned to continue to acquire new development opportunities and expand operations at our existing communities as well as commence development of new projects on properties currently owned and/or to be acquired. Our cash balance of $59,906 at September 30, 2004 was reduced to approximately $30,000 at November 3, 2004, primarily as the result of expenditures for acquisitions of land.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

FORWARD-LOOKING STATEMENTS

     Certain matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate; the level of immigration and in-migration into the areas in which Avatar conducts real estate activities; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; adverse weather conditions and natural disasters; and other factors as are described in greater detail in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material changes in Avatar’s market risk during the nine months ended September 30, 2004. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     Avatar’s management evaluated, with the participation of Avatar’s principal executive and principal financial officers, the effectiveness of Avatar’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2004. Based on their evaluation, Avatar’s principal executive and principal financial officers concluded that Avatar’s disclosure controls and procedures were effective as of September 30, 2004.

     There has been no change in Avatar’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Avatar’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, Avatar’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings (dollars in thousands)

     On July 22, 2003, a holder of the 7% Notes filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to its announcement of a partial redemption of $60,000 of the 7% Notes. The complaint did not allege a specific damage amount. On June 21, 2004 Avatar moved for an order dismissing the action in its entirety, on the grounds of failure to state a claim, failure to plead with the requisite particularity and lack of standing. Plaintiff did not file a response to Avatar’s motion to dismiss. On October 12, 2004, the court entered an order dismissing the complaint in its entirety with prejudice as to the named plaintiff.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except per share data)

     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended September 30, 2004:

			Total Number of
			Shares Purchased as	Maximum Amount That
			Part of a Publicly	May Yet Be
	Total Number	Average Price Paid	Announced Plan or	Purchased Under the
Period	of Shares Purchased	Per Share	Program (1)	Plan or Program (1)
July 1, 2004 to July 31, 2004	—	—	—	$26,350
August 1, 2004 to August 31, 2004	62,044	$43.20	62,044	$23,670
September 1, 2004 to September 30, 2004	142,893	$44.13	142,893	$17,364

Total	204,937	$43.85	204,937

1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2004, the remaining authorization for purchase of shares of Avatar’s common stock was $17,364. During the three months ended September 30, 2004, Avatar repurchased $8,986 of Avatar common stock under this authorization.

Item 6. Exhibits

     Exhibits

1	Employment and Compensation agreements.

10.1 1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date:	November 4, 2004	By:	/s/ Charles L. McNairy

Charles L. McNairy
Executive Vice President, Treasurer and
Chief Financial Officer

Date:	November 4, 2004	By:	/s/ Michael P. Rama

Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index
1	Employment and Compensation agreements.

10.1 1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).