Form 10-K
period 2004-12-31
AVATAR HOLDINGS INC
filed 2005-03-16
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 — Commission File Number 0-7616

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

Yes   ☒   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes   ☒   No    ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $253,601,338 as of June 30, 2004

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, $1.00 par value, issued and outstanding.

     As of March 11, 2005, there were 8,058,129 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

AVATAR HOLDINGS INC.
2004 FORM 10-K ANNUAL REPORT

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

     We are engaged in real estate operations. Our residential development activities include production and semi-custom homebuilding. We also engage in a variety of other real estate-related activities, such as the operation of amenities, the sale of commercial and industrial land, the operation of a title insurance agency and joint ventures for acquisition and/or development of residential properties. We also operate a water and wastewater utility at Rio Rico, Arizona.

Item 1. Business – continued

Business Strategy

     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as development and construction of housing on scattered lots. We have expanded our community development and homebuilding operations to newly-acquired land parcels and joint ventures for the development of highrise condominiums and other residential and/or residential-oriented projects.

     As part of our business strategy, from time to time we dispose of non-core assets that we believe do not represent significant long-term opportunities for Avatar. For example, during 2004, we sold the marina at Harbor Islands in Hollywood, Florida, and our cable television operations in Poinciana, Florida.

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

     Active Adult Community Development

     Within the Central Florida master-planned community of Poinciana we are developing the highly-amenitized active adult community of Solivita. This community currently includes approximately 100,000 square feet of recreation and service facilities, as well as an 18-hole golf course and an active park housing a variety of sporting and games facilities. We are redeveloping a golf course owned by Avatar in Poinciana as a second course for the Solivita community. We anticipate that this course will become operational during the second quarter of 2005.

     Primary Residential Development

     Our primary residential development business includes construction of homes, both on scattered lots and on contiguous parcels as part of planned communities, in Florida and Rio Rico, Arizona.

     During the fourth quarter of 2004, we commenced sales within Sterling Hill in Hernando County, Florida, on property acquired during the third quarter of 2004. Also during 2004, we obtained master plan approval from Martin County, Florida, for permitting of our Banyan Bay community. During the fourth quarter of 2003, we commenced closings at our Central Florida community of Bellalago which opened for sales in late 2002. Also during 2003, we commenced sales and closings within Cory Lake Isles, in Tampa, Florida, on parcels acquired in 2002.

Item 1. Business – continued

     Highrise Joint Ventures

     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Sales commenced during 2003 and as of December 31, 2004, 229 units have been sold at an aggregate sales volume of $191,592. In December 2003, the joint venture closed on a $115,000 construction financing package and commenced development and construction. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction and recognition of profits under the percentage completion method commenced.

     In March 2004, our subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment and/or development of a luxury residential highrise condominium on an oceanfront site of approximately 1.18 acres in Sunny Isles Beach, Florida, approximately three miles south of Hollywood.

     In January 2005, our subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of a 16-acre parcel of property in South Florida.

     Commercial and Industrial and Other Operations

     During 2004, we closed on sales of over 25 acres of land in Poinciana for third-party construction by various banking and retail businesses. Also during 2004, Lowe’s Home Improvement Warehouse opened a 1.3 million square foot regional distribution center and Wal-Mart Stores opened a 203,622 square foot super store on parcels acquired from us during 2003.

     We also earn nominal revenues through rental and other operations, including a small community shopping center in each of Poinciana and Rio Rico, title insurance agency operations, real estate brokerage services and a water and wastewater utility in Rio Rico.

Real Estate Assets

     Our assets consist primarily of real estate in the states of Florida and Arizona. In Florida and Arizona we own more than 21,000 acres of developed, partially developed or developable residential, commercial and industrial property. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities and for other similar uses.

     Within our Florida and Arizona communities we also own more than 16,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop.

     For further description of the various communities and the operations conducted therein, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business – continued

Title Insurance Agency

     Prominent Title Insurance Agency, Inc., a subsidiary of Avatar Properties Inc., maintains operations at our headquarters in Coral Gables, Florida, as well as in Poinciana, Florida. Services are offered to purchasers of homes from Avatar as well as unrelated parties.

Utilities

     We currently own and operate a water and wastewater utility in Rio Rico, Arizona.

Business Segment Information

     Our business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note O to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Employees

     As of December 31, 2004, we employed approximately 483 individuals on a full-time or part-time basis, compared to 394 individuals as of December 31, 2003. We also utilize on a daily basis such additional personnel as may be required in connection with various activities. Relations with our employees are satisfactory and there have been no work stoppages.

Investor Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy materials that we have filed with the SEC at the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Item 1. Business – continued

Regulation

     Our operations, including matters such as planning, zoning, design, construction of improvements, environmental considerations and sales activities are regulated by various local, regional, state and/or federal agencies, including the Federal Trade Commission. For our community developments in Florida and Arizona, state laws and regulations may require the filing of registration statements, copies of promotional materials and numerous supporting documents, and the delivery of an approved disclosure report to purchasers, prior to the execution of a sales contract. In addition to Florida and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development.

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

Competition

     Our residential homebuilding, planned community development and other real estate operations, particularly in the state of Florida, are subject to significant competition. In the sales of housing units, we compete, as to price and product, with several national and regional homebuilding companies that are larger and/or better capitalized than we are. In recent years, there has been extensive residential development by other developers in the Central and South Florida areas in which we operate.

     We also compete for acquisition of diminishing supplies of raw land, employment of experienced real estate development, management and sales personnel and contracting for development and construction subcontractors.

Item 2. Properties

     Avatar’s real estate operations are summarized in “Item 1. Business” above and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Land developed and in the process of being developed, or held for investment and/or future development, is set forth in Note C of the Notes to Consolidated Financial Statements in Item 8.

     Our corporate headquarters are located at 201 Alhambra Circle, Coral Gables, Florida, in 26,300 square feet of leased office space. For additional information concerning properties leased by Avatar, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and “Item 8. Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings

     The information set forth in Note M (Contingencies) of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report is incorporated herein by reference.

     We are involved in various pending litigation matters primarily arising in the normal course of business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on our business or financial statements.

     In addition, on July 22, 2003, a holder of the 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”) filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to Avatar’s partial redemption of $60,000 of the 7% Notes. The complaint did not allege a specific damage amount. On June 21, 2004, Avatar moved for an order dismissing the action in its entirety, on the grounds of failure to state a claim, failure to plead with the requisite particularity and lack of standing. Plaintiff did not file a response to Avatar’s motion to dismiss. On October 12, 2004, the court entered an order dismissing the complaint in its entirety with prejudice as to the named plaintiff.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005.

     The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person’s principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 24, 2005), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience
Gerald D. Kelfer	59	President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996. Formerly a principal of Odyssey Partners, L.P. from July 1994 to February 1997.

Jonathan Fels	52	President, Avatar Properties Inc., since December 1997.

Michael Levy	46	Executive Vice President and Chief Operating Officer, Avatar Properties Inc., since December 1997.

Dennis J. Getman	60	Executive Vice President since March 1984, Senior Vice President from September 1981 to March 1984 and General Counsel since September 1981.

Charles L. McNairy	58	Executive Vice President since September 1993, Treasurer since September 1992, Chief Financial Officer since September 1992, except from January 1999 to October 2000 and Senior Vice President from September 1992 to September 1993.

Juanita I. Kerrigan	58	Vice President and Secretary since September 1980.

     The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted.

     No executive officer of Avatar has any family relationship with any other executive officer or director of Avatar.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 5,404 record holders of Common Stock at February 28, 2005.

     High and low quotations, as reported, for the last two years were:

	Quotations
Quarter Ended	2004		2003
	High	Low	High	Low

March 31	42.600	37.430	25.990	22.000
June 30	42.420	36.770	31.640	24.380
September 30	44.250	40.630	33.200	30.000
December 31	50.980	42.700	38.140	31.300

     Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.

     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended December 31, 2004:

			Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
October 1, 2004 to October 31, 2004	25,300	$43.72	25,300	$16,257
November 1, 2004 to November 30, 2004	—	—	—	$16,257
December 1, 2004 to December 31, 2004	—	—	—	$16,257

Total	25,300	$43.72	25,300

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of December 31, 2004, the remaining authorization for purchase of shares of Avatar’s common stock was $16,257. During the three months ended December 31, 2004, Avatar repurchased $1,106 of Avatar common stock under this authorization.

Item 6. Selected Financial Data

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except per share data)

	Year ended December 31
	2004	2003	2002	2001	2000
Statement of Income Data
Revenues	$337,399	$251,501	$188,738	$157,026	$157,137

Income from continuing operations before income taxes and discontinued operations	$38,592	$10,223	$5,696	$6,344	$9,414

Income tax (expense) benefit	(12,920)	8,435	(2,287)	(2,484)	293

Income from continuing operations after income taxes and before discontinued operations	$25,672	$18,658	$3,409	$3,860	$9,707

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $6,465 for 2004 and $2,649 for 2002)	6,269	(314)	1,210	(1,382)	(639)
Income tax benefit (expense)	(2,382)	119	1,008	532	246

Income (loss) on discontinued operations	3,887	(195)	2,218	(850)	(393)

Net income	$29,559	$18,463	$5,627	$3,010	$9,314

Basic Per Share Data

Income from continuing operations after income tax and before discontinued operations	$3.03	$2.15	$0.39	$0.46	$1.16

Discontinued operations:
income (loss) on discontinued operations	0.46	(0.02)	0.25	(0.10)	(0.05)

Net income	$3.49	$2.13	$0.64	$0.39	$1.11

Diluted Per Share Data

Income from continuing operations after income tax and before discontinued operations	$2.73	$2.13	$0.39	$0.46	$1.16

Discontinued operations:
Income (loss) on discontinued operations	0.37	(0.02)	0.25	(0.10)	(0.05)

Net income	$3.10	$2.11	$0.64	$0.36	$1.11

	Year ended December 31
	2004	2003	2002	2001	2000
Balance Sheet Data

Total assets	$508,114	$365,551	$386,067	$371,630	$369,192

Notes, mortgage notes and other debt	$139,384	$19,771	$107,712	$109,031	$114,860

Stockholders’ equity	$246,235	$265,899	$222,942	$211,785	$202,987

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

     The following discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto.

OVERVIEW

     We are engaged in real estate operations. Our residential development activities include production and semi-custom homebuilding. In 2002, we entered into a joint venture for development of a highrise condominium in Hollywood, Florida; in March 2004 we entered into a joint venture for possible investment and/or development of a highrise condominium in Sunny Isles Beach, Florida; and in January 2005, we entered into a joint venture for the acquisition and development of a 16-acre parcel of property in South Florida. We also engage in a variety of other real estate-related activities, such as the operation of amenities, the sale for third-party development and construction of commercial and industrial properties, the operation of a title insurance agency, and the operation of a water and wastewater utility at Rio Rico, Arizona.

Residential Real Estate

     Revenues and sales data derived from primary and active adult homebuilding operations for the years ended December 31, 2004, 2003 and 2002 are summarized under “Results of Operations.”

     Communities Under Development

     Active Adult Community

     Solivita

     Solivita is located in Poinciana, Florida, approximately 21 miles south of Orlando and 20 miles from Walt Disney World. Within the community, we have developed approximately 100,000 square feet of recreation and service facilities, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café/newsstand, other meeting and theater facilities, and a Ron Garl-designed 18-hole golf course. The community’s active park houses a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts.

     We are also redeveloping an Avatar-owned golf course as a second course for the Solivita community. We anticipate that this course will become operational during the second quarter of 2005.

     We have financed development and construction of Solivita through available capital. In addition, we formed a Community Development District that issued tax-exempt bonds to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways.

     Solivita opened during the second quarter of 2000. As of December 31, 2004, we have closed 1,493 homes and approximately 2,700 individuals resided in the community.

     During 2004, we sold 760 units at Solivita, with a sales value of approximately $163,609 (see “Results of Operations”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

     Primary Residential Development

     Our primary residential development includes construction of homes, both on scattered lots and on contiguous parcels as part of planned communities in Florida and Rio Rico, Arizona. During the fourth quarter of 2004, we commenced sales within Sterling Hill in Hernando County, Florida, on property acquired during the third quarter of 2004. Also during 2004, we obtained master plan approval from Martin County, Florida, for permitting of our Banyan Bay community. During the fourth quarter of 2003, we commenced closings at our Central Florida community of Bellalago which opened for sales in late 2002. Also during 2003, we commenced sales and closings within Cory Lake Isles, in Tampa, Florida, on parcels acquired in 2002.

     Poinciana

     Our housing programs in Poinciana include the residential communities of Crescent Lakes, Cypress Woods and the Estates of Deerwood, as well as scattered lot housing programs. During 2004, we sold 850 primary single-family homes with a sales value of approximately $144,985 (see “Results of Operations”). We also operate a title insurance agency business at Poinciana.

     In 2003, we contracted to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. On November 2, 2004, we closed on Phase 3 for a cash purchase price of approximately $7,200. The aggregate purchase price for the remaining phases ranges from approximately $16,900 to $18,400 depending upon the dates of closings thereon which are contracted to take place by January 2006 (the “2003 Poinciana Phased Purchase”). Under the terms of the contract there is a specific performance provision which requires us to close on the remaining contracted acres. Accordingly, the remaining contracted acres are included in our consolidated balance sheets as of December 31, 2004 and 2003 in the amount of $16,890 and $22,750, respectively, as land inventory not owned and obligations related to land inventory not owned.

     From September 2004 through December 2004, we purchased various parcels of undeveloped land located in Polk and Osceola Counties for an aggregate purchase price of approximately $46,107, of which approximately $30,377 was paid in cash and the remaining balance of $15,730 paid in the form of a purchase money note.

     Bellalago

     Bellalago includes approximately one-mile of frontage along Lake Tohopekaliga, one of the largest lakes in Florida, and frontage on Pleasant Hill Road. Bellalago is planned for more than 1,600 single-family units, with additional land available for development. Sales of housing units at Bellalago commenced during 2002 and closings commenced during 2003. During 2004, we sold 311 single-family units with a sales value of approximately $109,719 (see “Results of Operations”).

     During 2004, we commenced the development of an expansion of Bellalago, Isles of Bellalago, which is planned for more than 525 single-family units. Sales of housing units are expected to commence by mid-2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

     Cory Lake Isles

     During 2003, we commenced sales of homes within the water-oriented, master-planned community of Cory Lake Isles in Tampa, Florida. Plans for the property include construction of 358 homes in three separate neighborhoods on 50-, 60- and 65-foot homesites and 12 custom homes on 85-foot homesites. The remaining site of approximately 30 acres is currently contemplated for development of approximately 200 townhomes. During 2004, we sold 176 single-family homes with a sales value of approximately $68,661 (see “Results of Operations”).

     Sterling Hill

     During September 2004, we acquired developed land within the master-planned community of Sterling Hill in Hernando County, Florida. We acquired the land for a purchase price of approximately $7,000 of which approximately $3,000 was paid in cash and the remainder by the assumption of approximately $4,000 of Community Development District obligations. During the fourth quarter of 2004, we commenced sales and sold 17 single-family homes with a sales value of approximately $3,690 (see “Results of Operations”).

     Harbor Islands

     Harbor Islands encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for parks, adjoining the Intracoastal Waterway in Hollywood, Florida. During 2004, we sold 18 units with a sales value of approximately $32,583 (see “Results of Operations”). As of December 31, 2004, two units remain for sale and 14 units that have been sold remain to be closed.

     Banyan Bay

     Banyan Bay, located in Martin County, Florida, with frontage on the St. Lucie River, consists of 250 acres. We have obtained master plan approval from Martin County for permitting of a community of single- and multi-family homes. Sales are expected to commence in mid-2005.

     Rio Rico

     Rio Rico is located 57 miles south of Tucson in southern Arizona. In 2004, we sold 105 single-family homes with a sales value of approximately $17,443 (see “Results of Operations”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

     Other Residential Real Estate Assets

     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for development of Ocean Palms, a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida (the “Ocean Palms Joint Venture”). As of December 31, 2004, 229 units have been sold at an aggregate sales volume of $191,592, an average price in excess of $836. Construction was commenced in late 2003, and in December 2003, the joint venture closed on a $115,000 construction financing package.

     In March 2004, our subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment and/or development of a luxury residential highrise condominium on an oceanfront site of approximately 1.18 acres in Sunny Isles Beach, Florida, approximately three miles south of Hollywood.

     In January 2005, our subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of a 16-acre parcel of property in South Florida.

     Ocala Springs, located five miles northeast of Ocala in Marion County, Florida, is comprised of approximately 4,500 acres of undeveloped land. We are in the early stages of planning for development on this property.

     We also own a small number of homesites and a small amount of additional acreage in other areas within Florida.

     Commercial and Industrial and Other Land Sales

     At Poinciana, we are in position to capitalize on the need for additional commercial and industrial facilities created by population growth within the community and surrounding areas. We continue to sell commercial and industrial land in Poinciana for third-party construction. During 2004, we closed on sales of over 25 acres of land for third-party construction by various banking and retail businesses. Also during 2004, Lowe’s Home Improvement Warehouse opened a 1.3 million square foot regional distribution center and Wal-Mart Stores opened a 203,622 square foot super store on parcels acquired from us during 2003. Currently, we are negotiating with various potential third-party purchasers for the sales of various commercial and industrial land in Poinciana. Revenues from commercial and industrial and other land sales, which vary from year to year depending upon demand, ensuing negotiations and timing of closings, were $5,284, $11,532 and $12,989 in 2004, 2003 and 2002, respectively.

     Other Operations

     We also earn revenues through rental and other operations, including small community shopping centers in each of Poinciana and Rio Rico, recreational facilities, title insurance agency operations, real estate brokerage services and a water and wastewater utility in Rio Rico, Arizona. Revenues from these operations were $10,036, $7,189 and $6,302 in 2004, 2003 and 2002, respectively. The increase in revenues in 2004 compared to 2003 results from increased title insurance agency operations, rental operations, water and wastewater utilities in Rio Rico, as well as approximately $1,300 recognized and earned from escrowed funds associated with the sale of substantially all of the assets from the utilities operation in Florida during 1999. The increase in revenues in 2003 compared to 2002 results from increased title insurance agency operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

     Discontinued Operations

     On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004, 2003 and 2002 have been reported as discontinued operations.

     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686 on this sale and the operating results for 2004, 2003 and 2002 have been reported as discontinued operations.

     In October 2002, we sold the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500. The pre-tax gain of approximately $2,649 on this sale and the operating results for 2002 have been reported as discontinued operations.

     Reference is made to Note R in Item 8 under the caption “Notes to Consolidated Financial Statements.”

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

     We rely on certain estimates to determine construction, land costs and other infrastructure improvements and the resulting gross margins. Our land and construction costs are comprised of direct and allocated costs, including estimated costs for future warranties. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based upon U.S. generally accepted accounting principles. Land and land development costs generally include interest incurred until development is substantially completed. The costs of amenities deeded to appropriate homeowner associations are considered community-wide costs and are allocated using the relative sales value method or other methods which approximate the relative sales value method based on U.S. generally accepted accounting principles. Amenities owned by Avatar are capitalized as Property, Plant and Equipment and depreciated principally by the straight-line method over the useful lives of the assets.

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

     We are accounting for our investment in the Ocean Palms Joint Venture under the equity method, wherein we recognize profits or losses based on our equity investment. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction and recognition of profits under the percentage completion method commenced.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. These assets must be reviewed annually for impairment by applying a fair value-based test. If the carrying amount of these assets exceeds the fair value, then these assets are impaired. Other intangible assets will continue to be amortized over their useful lives. We performed the required impairment tests of goodwill as of December 31, 2002, December 31, 2003 and December 31, 2004 and determined no impairment existed.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we account for stock-based compensation using the intrinsic value based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and we provide the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. For restricted stock units granted, the value is based on the market price of our common stock on the date the specified hurdle price is achieved, provided such provisions are applicable, or date of grant. Compensation expense from restricted stock units is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock units is shown as a reduction of stockholders’ equity in the consolidated balance sheets and consolidated statements of stockholders’ equity. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the market value of Avatar’s stock on the grant date.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair value-based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosures previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS 123(R). The effective date for adopting SFAS No. 123(R) is for periods beginning after June 15, 2005 which will be July 1, 2005 for Avatar. Early adoption is permitted but not required. Avatar plans to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. The compensation expense for the unvested portion of previously issued and outstanding awards will be based on the same method and on the same grant-date fair values previously determined for the proforma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the unvested stock option awards outstanding as of December 31, 2004 which are expected to be unvested as of July 1, 2005, we expect to recognize additional pre-tax, quarterly compensation expense of approximately $45 beginning in the third quarter of 2005 as a result of the adoption of SFAS 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS

     The following is management’s discussion and analysis of certain significant factors that have affected Avatar during the periods included in the accompanying consolidated statements of operations.

     The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2004	2003	2002
Operating income:
Primary residential
Revenues	$214,107	$149,757	$114,573
Expenses	175,616	127,349	93,562

Net operating income	38,491	22,408	21,011

Active adult community
Revenues	105,663	79,921	49,472
Expenses	100,201	80,313	58,648

Net operating income (loss)	5,462	(392)	(9,176)

Commercial and industrial and other land sales
Revenues	5,284	11,532	12,989
Expenses	884	2,995	4,137

Net operating income	4,400	8,537	8,852

Other operations
Revenues	10,036	7,189	6,302
Expenses	6,005	5,441	3,918

Net operating income	4,031	1,748	2,384

Operating income	52,384	32,301	23,071

Unallocated income (expenses):
Equity earnings (loss) from unconsolidated joint venture	14,918	(982)	—
Deferred gross profit	586	1,310	1,316
Interest income	1,222	1,285	3,363
General and administrative expenses	(19,673)	(14,938)	(13,560)
Loss on redemption of 7% Notes	—	(1,532)	—
Interest expense	(1,539)	(1,977)	(3,857)
Other real estate expenses	(9,306)	(5,244)	(4,637)

Income from continuing operations	38,592	10,223	5,696
Income tax (expense) benefit	(12,920)	8,435	(2,287)
Income (loss) from discontinued operations	3,887	(195)	2,218

Net income	$29,559	$18,463	$5,627

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS – continued

     Data from primary residential and active adult homebuilding operations for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Units closed
Number of units	1,427	1,193	926
Aggregate dollar volume	$307,678	$223,991	$160,354
Average price per unit	$216	$188	$173

Contracts signed, net of cancellations
Number of units	2,237	1,758	1,201
Aggregate dollar volume	$540,690	$349,371	$219,011
Average price per unit	$242	$199	$182

Backlog at December 31
Number of units	2,188	1,378	813
Aggregate dollar volume	$524,778	$291,766	$166,386
Average price per unit	$240	$212	$205

     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Units closed
Number of units	1,395	1,150	873
Aggregate dollar volume	$260,524	$181,104	$121,054
Average price per unit	$187	$157	$139

Contracts signed, net of cancellations
Number of units	2,219	1,731	1,152
Aggregate dollar volume	$508,107	$310,755	$172,436
Average price per unit	$229	$180	$150

Backlog at December 31
Number of units	2,174	1,350	769
Aggregate dollar volume	$497,710	$250,127	$120,476
Average price per unit	$229	$185	$157

     Avatar is an equity partner in the Ocean Palms Joint Venture for development and construction of a 240-unit highrise condominium, which sales are not included in the foregoing charts. As of December 31, 2004, 229 units were sold at an aggregate sales volume of $191,592.

     Increases in units closed, sold and in backlog are related to the improvement in homebuilding activities in Solivita, an improvement in activities in primary homebuilding at Poinciana, and commencement of sales and closings at Bellalago and Cory Lakes Isles.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS – continued

     Results for Solivita included in the foregoing tables are: for 2004, 2003 and 2002, 760, 503 and 452 contracts were signed (net of cancellations), with an aggregate dollar volume of $163,609, $103,415 and $78,035, respectively; 483, 410 and 286 homes closed, generating revenues from Solivita homebuilding operations of $100,557, $76,374 and $46,944, respectively. Backlog at December 31, 2004, 2003 and 2002 totaled 722 units at $151,685, 445 units at $88,633, and 352 units at $61,592, respectively.

     Results for Harbor Islands are: for 2004, 2003 and 2002, 18, 27 and 49 contracts were signed (net of cancellations), with an aggregate dollar volume of $32,583, $38,615 and $46,575, respectively; 32, 43 and 53 homes closed, generating revenues of $47,154, $42,887 and $39,300, respectively. Backlog at December 31, 2004, 2003 and 2002 totaled 14 units at $27,068, 28 units at $41,639 and 44 units at $45,911, respectively. It is anticipated that closings of all units at Harbor Islands will be completed during 2005.

     During the third quarter of 2004, we realized lower than anticipated volumes of sales and closings due to the impact of Hurricanes Charley, Frances and Jeanne in the central Florida Counties of Polk and Osceola. Closings of over 100 homes scheduled for 2004 were delayed until 2005. Commencement of construction of more than 100 homes scheduled for 2004 has been delayed until future periods. For 2004, we recorded an expense of $3,400 directly related to the hurricanes, substantially for debris removal and replacement of landscaping. We are filing claims with our insurance carriers related to certain of these expenses and interruption of our business operations. Any resultant reimbursement for losses is presently indeterminable.

     We also realized lower than anticipated profits due to delays in closings of homes, temporary closing of our sales offices, temporary cessation by Osceola County, Florida, of issuance of permits for new home construction to allow for more expeditious issuance of permits for reconstruction and/or repairs of existing homes, and inability to contract for adequate construction services, as well as increased costs of construction materials and services and personnel-related expenses.

Fiscal Year 2005

     Growth within our homebuilding operations is evident in the annual increased volumes of sales, closings and backlog. Taking into account increased costs for labor and materials, we anticipate our revenues and net income for 2005 to be significantly greater than for 2004.

     For the past several years our homebuilding operations have realized increased profitability attributable to an increase in per unit revenues, as well as higher gross margins. We anticipate continuation of this trend during 2005.

     We may also generate additional revenues through the sale of certain non-core assets as we previously have. However, we cannot estimate the amount or timing thereof as such sales are affected by a variety of factors.

     Many factors could adversely affect our anticipated results. For example, results for fiscal year 2004 were affected by the impact of three hurricanes on our Central Florida communities which caused delayed closings and reduced sales and resulted in unanticipated expenditures for such items as debris removal and replacement of landscaping. (See foregoing “Results of Operations.”) Other factors which may affect results of operations are enumerated under “Forward-Looking Statements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS – continued

Fiscal Year 2004 Compared to Fiscal 2003

     Net income for the years ended December 31, 2004 and 2003 was $29,559 or $3.10 per diluted share ($3.49 per basic share) and $18,463 or $2.11 per diluted share ($2.13 per basic share), respectively. The increase in net income for 2004 compared to 2003 was primarily due to increases in primary residential, active adult operating results and other operations, as well as an increase in earnings recognized from an unconsolidated joint venture and gains from sales of discontinued operations. Also contributing to the increase in net income for the year ended 2004 was a decrease in interest expense and a loss of $1,532 in 2003 on the redemption of the 7% Notes. The increase in net income for 2004 was partially mitigated by an increase in general and administrative expenses, an increase in the estimated development liability, decreases in income from commercial and industrial land sales, and the recording in 2003 of a tax benefit of $8,639 as a result of the elimination of certain income tax reserves, a tax benefit of $4,000 as a result of a reduction to the valuation allowance for deferred income taxes which was primarily attributable to the tax over book basis difference of land inventory related to Harbor Islands and income tax expense of $4,085.

     Revenues and expenses from primary residential operations increased $64,350 or 43.0% and $48,267 or 37.9%, respectively, during 2004 when compared to 2003. The increase in revenues is primarily attributable to increased closings at Poinciana, as well as closings at Bellalago and Cory Lake Isles. Closings at Bellalago and Cory Lake Isles commenced during the fourth quarter of 2003. In addition, our average price per unit for closings at Poinciana and Harbor Islands increased during 2004 compared to the same period in 2003. The increase in expenses is attributable to the associated costs related to the higher volume of closings and price increases for materials and services as well as approximately $1,758 of hurricane related expenses incurred by primary residential operations at Poinciana and Bellalago during the third quarter of 2004.

     Revenues and expenses from active adult operations increased $25,742 or 32.2% and $19,888 or 24.8%, respectively, during 2004 when compared to 2003. The increase in revenues is primarily due to the increase in closings, the increase in the average price per unit closed and the increase in revenues at the amenity operations at Solivita. The increase in expenses in active adult operations is attributable to the associated costs related to the higher volume of closings at Solivita and price increases for materials and services as well as approximately $1,666 of hurricane related expenses incurred at Solivita during the third quarter of 2004.

     Revenues and expenses from commercial and industrial and other land sales decreased $6,248 or 54.2% and $2,111 or 70.5%, respectively, during 2004 when compared to 2003. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

     Revenues and expenses from other operations increased $2,847 or 39.6% and $564 or 10.4%, respectively, during 2004 when compared to 2003. The increase in revenues is primarily due to the increased revenues from our title insurance agency, rental operations, water and wastewater operations in Rio Rico, as well as approximately $1,300 recognized and earned in 2004 from escrowed funds associated with the sale of substantially all of the assets from the utilities operations in Florida during 1999. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency, rental operations and water and wastewater operations in Rio Rico.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS – continued

     We account for the investment in the Ocean Palms Joint Venture under the equity method whereby we recognize our proportionate share of the profits and losses. During 2004, we recognized $14,918 of earnings compared to $982 of losses for 2003. During the first quarter of 2004, construction of the highrise condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced.

     General and administrative expenses increased $4,735 or 31.7% for 2004 compared to 2003. The increases were primarily due to increases in executive compensation related to new hires, incentive compensation, salary increases, and professional fees associated with compliance under the Sarbanes-Oxley Act of 2002.

     Interest expense decreased $438 or 22.2% for 2004 compared to 2003. The decrease in interest expense for 2004 is due to less interest expense incurred related to the 4.50% Notes from March 30, 2004 (date of issuance) through December 31, 2004, compared to the interest expense incurred for 2003 related to the 7% Notes which were redeemed during the third and fourth quarters of 2003.

     Other real estate expense represents real estate taxes and property maintenance not allocable to specific operations, which increased by $4,062 or 77.5% for 2004 compared to 2003. This increase is primarily attributable to increased estimated development liability for infrastructure construction materials and services in Poinciana and Rio Rico. Due to significant rising costs in 2004 of such items as concrete, steel and labor, during the fourth quarter of 2004, Avatar recorded a charge of approximately $3,740 to its estimated cost to complete water and sewer infrastructure in certain areas of Poinciana.

     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175, subject to certain adjustments. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of operations. During February 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686 on this sale and the operating results for 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of operations.

     Income tax expense (benefit) was provided for at an effective tax rate of 34.1% for 2004. During 2003, we recorded a tax benefit of $8,639 as the result of the elimination of certain income tax reserves and a tax benefit of $4,000 as a result of a reduction to the valuation allowance for deferred income taxes. Excluding the $8,639 and $4,000 benefit recognition, income tax expense was provided for at an effective tax rate of 41.2% for 2003. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

RESULTS OF OPERATIONS – continued

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

     Revenues and expenses from other operations increased $887 or 14.1% and $1,523 or 38.9%, respectively, during 2003 when compared to 2002. The increase in revenues is primarily due to the increased revenues from our title insurance agency, rental and realty brokerage operations. Partially mitigating the increase in revenues was a decrease in management fees under a management agreement for water facility operations in Florida. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency, rental operations, realty brokerage services and water and wastewater operations in Rio Rico as well as the write-off of $372 of fixed assets related to demolition of the golf clubhouse at Poinciana for redevelopment of the golf course that will become the second course for the Solivita community.

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

RESULTS OF OPERATIONS – continued

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

LIQUIDITY AND CAPITAL RESOURCES

     Our real estate business strategy is designed to capitalize on Avatar’s competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, production and semi-custom homes and communities, and utilizing commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land.

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

LIQUIDITY AND CAPITAL RESOURCES – continued

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

     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. We subsequently filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of our common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued interest and unpaid interest, as of the conversion date.

     We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

     In conjunction with the offering, we used approximately $42,905 of the net proceeds from the offering to purchase 1,141,400 shares of our common stock in privately negotiated transactions at a price of $37.59 per share. We used the balance of the net proceeds from the offering for general corporate purposes including acquisitions of land in Florida.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

LIQUIDITY AND CAPITAL RESOURCES – continued

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

     In conjunction with the acquisition of developed land in Florida in September 2004, we assumed approximately $4,000 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%.

     In conjunction with the acquisition of undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note. The purchase money note is secured by a mortgage on this land. This note matures November 2009. The interest rate is 2% per annum above the prime rate of interest published from time to time in the Wall Street Journal adjusted every six months during the term of the note.

     On December 30, 2003, we entered into a three-year $100,000 Secured Revolving Line of Credit Facility (the “Credit Facility”). The Credit Facility is secured by real property currently consisting of Crescent Lakes and Cypress Woods in Poinciana, Solivita, Bellalago, Cory Lake Isles and Harbor Islands, having an aggregated book value of $167,600 as of December 31, 2004. The proceeds may be used for general corporate purposes, current developments and new opportunities. The interest rate for the Credit Facility ranges from LIBOR plus 2.5% to LIBOR plus 3.0%. During the first quarter of 2004, we made payments of $16,337 under the Credit Facility. As of March 5, 2005, we had $99,400 available under the Credit Facility, net of approximately $600 of outstanding letters of credit.

     Under current authorization by the Board of Directors to purchase, from time to time, shares of our common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from August 6 through October 15, 2004, we repurchased $10,093 of our common stock representing 230,237 shares. As of December 31, 2004, the remaining authorization for purchase of shares of our common stock is $16,257.

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

LIQUIDITY AND CAPITAL RESOURCES – continued

     During the third quarter of 2003, we acquired land in Poinciana for a purchase price of $8,484. In October 2003, we contracted to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. On November 2, 2004, we closed on Phase 3 for a cash purchase price of approximately $7,200. The aggregate purchase price for the remaining phases ranges from approximately $16,900 to $18,400 depending upon the dates of closings thereon which are contracted to take place by January 2006. Under the terms of the contract there is a specific performance provision which requires us to close on the remaining contracted acres. Accordingly, the remaining contracted acres are included in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 in the amount of $16,890 and $22,750, respectively, as land inventory not owned and obligations related to land inventory not owned. (See “Primary Residential Development – Poinciana”.)

     On March 17, 2004, we entered into a joint venture for possible investment and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida. We have a 50% equity interest in the Regalia Joint Venture and Avatar is managing member of the project. We contributed $1,000 to the Regalia Joint Venture on March 25, 2004 to pay all monetary obligations due. Our 50% equity partner contributed the Property which was subject to a $5,000 mortgage. On April 14, 2004, we paid off the $5,000 mortgage. We agreed to execute a required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to any future construction financing of the project. We also guaranteed certain additional contributions, if any, to fund operations.

     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture partner, to be represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms Joint Venture, which conditions and requirements were satisfied during July 2004, subsequent to which we advanced $3,000 under the promissory note. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture partner.

     On February 25, 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. This sale resulted in a pre-tax gain of approximately $2,686 for 2004.

     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations in Poinciana, Florida, for a sales price of approximately $6,175. This sale resulted in a pre-tax gain of approximately $3,779 for 2004.

     In 2004, net cash used in operating activities amounted to $50,008, primarily as a result of increases in land and other inventories of $65,044 and prepaid expenses of $12,157, partially offset by an increase in customer deposits of $22,866. Contributing to the increase in inventories for 2004 were land acquisitions of $42,577. Net cash provided by investing activities amounted to $10,188, primarily as a result of net proceeds of $12,868 from the sales of the Harbor Islands marina and cable operations in Poinciana, offset by $2,680 resulting from investments in property, plant and equipment. Net cash provided by financing activities of $43,709 resulted from the proceeds of $120,000 from the issuance of the 4.50% Notes, partially offset by purchase of $52,998 of treasury stock, of which $42,905 was in connection with the issuance of the 4.50% Notes, and repayment of real estate debt of $20,107.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     In 2003, net cash used in operating activities amounted to $4,962, mainly as a result of an increase in inventories of $24,245 partially offset by an increase in customer deposits of $9,479. Contributing to the increase in inventories for 2003 were land acquisitions of $15,795. Net cash used in investing activities of $20,823 resulted from investments in unconsolidated joint venture and property, plant and equipment of $19,132 and $1,691, respectively. Net cash used in financing activities of $68,454 resulted from the redemption of $64,566 and repurchase of $7,585 of the 7% Notes, the purchase of $8,875 of treasury stock and the repayment of real estate debt of $2,264, partially mitigated by utilization of $16,337 from the revolving line of credit.

     In 2002, net cash provided by operating activities amounted to $8,730, substantially due to a decrease in receivables of $2,095, an increase in customer deposits of $4,581 and an increase in inventories of $7,330. Net cash provided by investing activities of $1,419 resulted from proceeds from the sale of the Rio Rico Resort and golf course of $5,250 offset by investments in property, plant and equipment of $2,963. Net cash used in financing activities of $3,083 resulted from the payment of real estate notes payable and the repurchase of 7% Notes of $1,859 and $1,050, respectively.

     Cash flow generated through homebuilding operations may be adversely affected by increased costs for labor and construction materials and services.

     We anticipate that cash flow generated through the combination of operational profitability, sales of commercial and industrial land, sales of non-core assets and external borrowings positions us to continue to acquire new development opportunities and expand operations at our existing communities, as well as to commence development of new projects on properties currently owned and/or to be acquired. (See “Results of Operations – Fiscal Year 2005.”)

OFF-BALANCE SHEET ARRANGEMENTS

     In general, our operations do not include transactions categorized as off-balance sheet arrangements. However, certain amendments or certain interpretations of accounting rules could provide for such categorization of certain joint venture transactions.

     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into the Ocean Palms Joint Venture for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We have a 50% equity interest in the Ocean Palms Joint Venture. We are accounting for the operating profits or losses under the equity method. Sales commenced in 2003 and as of December 31, 2004, 229 units have been sold at an aggregate sales volume of $191,592. In December 2003, the Ocean Palms Joint Venture closed on a $115,000 construction financing package for a term of 30 months with an option to extend the maturity date for an additional six months provided certain conditions are met, at a per annum interest rate of LIBOR plus 2.75%. This financing is not guaranteed by us. Reference is made to Note F in Item 8 under the caption “Notes to Consolidated Financial Statements” for the balance sheet and statement of operations of the Ocean Palms Joint Venture.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following table reflects contractual obligations as of December 31, 2004:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
Contractual Obligations Long-Term Debt Obligations	$139,384	$—	$—	$15,730	$123,654
Capital Lease Obligations	$333	$80	$160	$93	$—
Operating Lease Obligations	$4,359	$1,249	$2,112	$998	$—
Purchase Obligations – Residential Development	$109,018	$109,018	$—	$—	$—
Purchase Obligations – Other	$33,361	$7,265	$25,096	$1,000	$—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	$20,493	$1,000	$2,000	$2,000	$15,493

     Long-term debt obligations represent:

•	$15,730 outstanding under a purchase money mortgage associated with land acquired in Poinciana, payable by 2009

•	$3,654 community development district obligations associated with Sterling Hill in Hernando County, Florida, payable by 2010

•	$120,000 outstanding under the 4.50% Convertible Senior Notes due 2024

     Purchase obligations (residential development) represent purchase commitments of $109,018 as of December 31, 2004 for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes.

     Other purchase obligations reflect our contract for the 2003 Poinciana Phased Purchase. The aggregate purchase price for the remaining phases ranges from approximately $16,900 to $18,400 depending upon the dates of closing thereon. The above table assumes the aggregate purchase for the remaining acres is approximately $18,400. (See “Primary Residential Development – Poinciana.”). Also included in this category is compensation to executives pursuant to employment contracts.

     Other long-term contractual obligations represent the estimated cost to complete certain utilities improvements in areas within Poinciana and Rio Rico where homesites have been sold.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

EFFECTS OF INFLATION AND ECONOMIC CONDITIONS

     For several years prior to 2004, the low rate of inflation, combined with a low interest rate environment and stable costs for construction materials and services, had a positive impact on our ability to expand our homebuilding operations. A substantial portion of our land is located in a concentrated geographic area, which at the present time is realizing significant growth that results in costs for labor and material increasing at a rate in excess of the national average. Increased costs have had a nominal negative impact on the profitability of our backlog. However, we anticipate that higher sales prices for our homes will more than offset the effect of increased costs on current and future sales.

     Our operations may be negatively affected by general economic conditions. Adverse changes in employment levels, consumer income, available financing and interest rates may result in fewer sales. A low interest rate environment contributes significantly to the ability of purchasers to obtain financing for home purchases. Higher interest rates and higher sales prices may reduce demand for housing. Also, increasing competition for raw land and development opportunities has resulted in higher prices for raw land and development opportunities. Other economic conditions could affect operations (see “Forward-Looking Statements”).

IMPACT OF TAX INSTALLMENT METHOD

     In years 1988 through 1998, we elected the installment method for recording a substantial amount of homesite and vacation ownership sales in the federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, we will be required to pay compound interest on certain federal income taxes in 2004 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 2004. We anticipate that the interest amount for 2004 will be approximately $140 net of tax benefits. We believe that any potential future interest amounts, if any, will not be material to the financial position and results of operations of the affected future periods.

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

Our access to financing may be limited, which could harm our business

     Our business is capital intensive and requires expenditures for land and infrastructure development, housing construction, working capital and new development opportunities. Accordingly, we anticipate incurring indebtedness to fund real estate development activities. As of December 31, 2004, total consolidated indebtedness was $139,384. We may not sustain profitability or positive cash flows from operating activities. We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-strategic assets and existing long-term financing will be sufficient to fund the anticipated operations and meet debt service or working capital requirements. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. No assurance can be given that such financing will be available or, if available will be on favorable terms. If we are not successful in obtaining sufficient capital to fund the implementation of

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

FORWARD-LOOKING STATEMENTS – continued

our business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.

A rise in interest rates or a decline in the capital markets could have an adverse effect on our business

     Some purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, decreases in investment income, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. If mortgage interest rates increase or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases may be adversely affected, which may have an adverse effect on our business.

Our success significantly depends on our key personnel and our ability to attract and retain additional personnel

     Implementation of our real estate business strategy has required, and will continue to require, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees. The loss of the services of certain members of the senior and middle management team could have a material adverse effect on the success of our real estate business strategy and on our ability to expand our operations. In addition, our ability to manage growth and to redeploy resources effectively will require us to continue to implement and improve operational, financial and sales systems. There can be no assurance that we will be able to compete successfully with current or potential competitors or that the implementation of the current business strategy will continue to be successful. We continue to seek other opportunities including those which are in other geographic areas or in different kinds of real estate or other business activities.

We may not succeed in obtaining new development, investment and business opportunities

     We have under development or in the planning process a substantial portion of the historical landholdings that we believe can be profitably developed at this time or in the near future and have acquired several parcels of land in Florida. Although we are actively pursuing other development, long-term investment and business opportunities, there can be no assurance that we will succeed in our efforts to obtain additional development, investment and business opportunities.

Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control

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

FORWARD-LOOKING STATEMENTS – continued

materials and labor. The occurrence of any of the foregoing could result in a reduction of sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the timing of our cash flows. For example, during the third quarter of 2004, we realized lower than anticipated volumes of sales and closings due to the impact of Hurricanes Charley, Frances and Jeanne in the Central Florida Counties of Polk and Osceola. Closings of over 100 homes scheduled for 2004 were delayed until 2005. Commencement of construction of more than 100 homes scheduled for 2004 has been delayed until future periods.

We are concentrated geographically, which could harm our business

     Our development activities are primarily focused on locations in Florida and therefore depend to a significant degree on the levels of immigration to Florida from outside the United States, migration to Florida from within the United States and purchases in Florida of second and/or vacation homes, in addition to other local market conditions. Our geographic concentration may create increased vulnerability during regional economic downturns or other Florida-related events which may reduce our cash flows and adversely affect our financial condition.

If we are unable to develop and market our communities, our cash flow could decline

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

Our joint ventures and partnerships may not achieve anticipated results

     In connection with our business strategy, we are seeking additional joint venture or partnership arrangements with entities whose complementary resources or other business strengths we believe will contribute to our competitive position. A joint venture or other partnership may involve special risks associated with the possibility that a partner or partnership (i) at any time may have economic or business interests or goals that are inconsistent with ours, (ii) may take actions contrary to our instructions or requests or contrary to our policies or objectives with respect to our real estate investments or (iii) could experience financial difficulties. Actions by a partner may have the result of subjecting property owned by the joint venture or partnership to liabilities in excess of those contemplated by the terms of the joint venture or partnership agreement or have other adverse consequences. As a participant in certain joint ventures or partnerships, we may be jointly and severally liable for the debts and liabilities of a joint venture or partnership. No assurance can be given that any joint venture or partnership arrangements entered into will achieve the results anticipated or otherwise prove successful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

FORWARD-LOOKING STATEMENTS – continued

The results of our operations are subject to fluctuations, which could hinder our ability to service debt and meet working capital requirements

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

Our business is subject to substantial competition

     Our homebuilding, planned community development and other real estate operations are subject to substantial existing and potential competition (including increased competition from a number of national homebuilders). Some current and potential competitors have longer operating histories and greater financial, sales, marketing, technical and other resources than we have. Competition within the geographic locations of our developments extends from price and design of products to the ability to acquire diminishing supplies of raw land, to retain and employ experienced real estate development, management and sales personnel and to contract with development and construction firms. We cannot assure that we will have sufficient resources to compete successfully in our market or against our competition. Accordingly, existing and new competitors may rapidly accrue market share.

Our inability to meet the demands of increased volume could harm our business

     The expansion of operations has placed increased burdens on existing staff and development and construction subcontractors. In addition, our ability to manage growth and to redeploy resources effectively will require us to continue to implement and improve operational, financial and sales systems. The inability to meet the demands of higher volume through retention and hiring of experienced development, management and sales personnel, through entering into contracts for development and construction and by updating and/or installing more sophisticated systems could have a detrimental effect on our competitive position and results of operation.

One of our highly profitable developments is nearing completion

     Our semi-custom community of Harbor Islands, where prices range from $900 to more than $2,500, generates substantial cash flow and profitability. As of December 31, 2004, two units remained for sale, and 14 units were in backlog. It is anticipated the remaining units will be sold out during 2005 and development at Harbor Islands will be completed during 2005, which may have an adverse effect on our future cash flows.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued

FORWARD-LOOKING STATEMENTS – continued

We are subject to extensive governmental regulation and environmental considerations

     Our business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and “no growth” or “slow growth” policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of development. Various governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. For example, at Poinciana additional access roads will be necessary by 2007 or shortly thereafter to accommodate increasing traffic resulting from increasing population. The incurrence of substantial compliance costs, denial or postponement of necessary development permits, and the imposition of delays and other regulatory burdens could have a material adverse effect on our operations. Furthermore, various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of the hazardous substances. The presence of such hazardous substances at one or more properties, and the requirement to remove or remediate such substances, could result in significant cost.

We have increased our leverage as a result of the sale of the 4.50% Notes

     In connection with the sale of the 4.50% Notes, we incurred $120,000 of indebtedness. As a result of this indebtedness, our interest payment obligations have increased. The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

Certain events could trigger the acceleration of payment of the 4.50% Notes

     Certain events, including cessation of trading of our common stock, failure to pay interest when due on our 4.50% Notes, final judgment(s) for the payment of money in excess of $20,000 rendered against us or any of our subsidiaries if not discharged for any periods of 30 consecutive days during which a stay of enforcement is not in effect, could result in a default under our 4.50% Notes. Such default would result in the requirement for payment of the 4.50% Notes prior to the due date thereof. Our inability to effect such accelerated payment would have a material adverse effect upon our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Avatar is subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. Certain purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside the control of the developer, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. In addition, Avatar is subject to market risk related to potential adverse changes in interest rates on the Credit Facility. The interest rate for the Credit Facility fluctuates with LIBOR lending rates, both upwards and downwards. See Notes G and P (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of risks.)

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our management’s assessment of our internal control over financial reporting. The attestation report follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Avatar Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avatar Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Avatar Holdings Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Avatar Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Avatar Holdings Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 10, 2005

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2004	2003
Assets
Cash and cash equivalents	$28,489	$24,600
Restricted cash	7,608	2,191
Receivables, net	22,942	14,131
Land and other inventories	314,603	212,788
Land inventory not owned	16,890	22,750
Property, plant and equipment, net	48,124	53,542
Investment in unconsolidated Joint Venture	33,936	19,018
Prepaid expenses	17,581	4,649
Other assets	14,405	4,106
Deferred income taxes	3,536	7,776

Total Assets	$508,114	$365,551

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$—
Real estate	19,384	19,771
Obligations related to land inventory not owned	16,890	22,750
Estimated development liability for sold land	20,493	17,794
Accounts payable	15,313	4,830
Accrued and other liabilities	14,134	9,708
Customer deposits	47,665	24,799
Minority interest	8,000	—

Total Liabilities	261,879	99,652

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share Authorized: 50,000,000 shares Issued: 10,581,388 shares at December 31, 2004 10,541,394 shares at December 31, 2003	10,581	10,541
Additional paid-in capital	212,475	206,874
Unearned restricted stock units	(8,013)	(6,147)
Retained earnings	105,788	76,229

	320,831	287,497

Treasury stock: at cost, 2,523,259 shares at December 31, 2004 at cost, 1,151,622 shares at December 31, 2003	(74,596)	(21,598)

Total Stockholders’ Equity	246,235	265,899

Total Liabilities and Stockholders’ Equity	$508,114	$365,551

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands except per-share amounts)

	For the year ended December 31
	2004	2003	2002
Revenues
Real estate sales	$330,995	$246,371	$181,170
Deferred gross profit on homesite sales	586	1,310	1,316
Interest income	1,222	1,285	3,363
Other	4,596	2,535	2,889

Total revenues	337,399	251,501	188,738

Expenses
Real estate expenses	290,367	219,836	164,048
General and administrative expenses	19,673	14,938	13,560
Loss on redemption of 7% Notes	—	1,532	—
Interest expense	1,539	1,977	3,857
Other	2,146	2,013	1,577

Total expenses	313,725	240,296	183,042

Equity earnings (loss) from unconsolidated joint venture	14,918	(982)	—

Income from continuing operations before income taxes	38,592	10,223	5,696
Income tax (expense) benefit	(12,920)	8,435	(2,287)

Income from continuing operations after income taxes	25,672	18,658	3,409

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $6,465 in 2004 and $2,649 in 2002)	6,269	(314)	1,210
Income tax (expense) benefit	(2,382)	119	1,008

Income (loss) from discontinued operations	3,887	(195)	2,218

Net income	$29,559	$18,463	$5,627

Basic EPS:
Income from continuing operations after income taxes	$3.03	$2.15	$0.39
Income (loss) from discontinued operations	0.46	(0.02)	0.25

Net income	$3.49	$2.13	$0.64

Diluted EPS:
Income from continuing operations after income taxes	$2.73	$2.13	$0.39
Income (loss) from discontinued operations	0.37	(0.02)	0.25

Net income	$3.10	$2.11	$0.64

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

			Additional	Unearned
	Common Stock		Paid-in	Restricted	Retained	Treasury Stock
	Shares	Amount	Capital	Stock	Earnings	Shares	Amount
Balance at January 1, 2002	9,359,522	$9,360	$166,385	($3,550)	$52,139	(764,164)	($12,549)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	417	—	—	—	—
Exchange of 7% Notes	193,000	193	4,451	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(7,700)	(174)
Amortization of restricted stock units	—	—	—	673	—	—	—
Net income	—	—	—	—	5,627	—	—

Balance at December 31, 2002	9,552,522	9,553	171,253	(2,877)	57,766	(771,864)	(12,723)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	1,223	—	—	—	—
Conversion of 7% Notes into common stock	978,866	978	30,018	—	—	—	—
Exercise of stock options	10,006	10	240	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(379,758)	(8,875)
Grant of restricted stock units	—	—	4,140	(4,140)	—	—	—
Amortization of restricted stock units	—	—	—	870	—	—	—
Net income	—	—	—	—	18,463	—	—

Balance at December 31, 2003	10,541,394	10,541	206,874	(6,147)	76,229	(1,151,622)	(21,598)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	64	—	—	—	—
Exercise of stock options	39,994	40	1,201	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,371,637)	(52,998)
Grant of restricted stock units	—	—	4,336	(4,336)	—	—	—
Amortization of restricted stock units	—	—	—	2,470	—	—	—
Net income	—	—	—	—	29,559	—	—

Balance at December 31, 2004	10,581,388	$10,581	$212,475	($8,013)	$105,788	(2,523,259)	($74,596)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$29,559	$18,463	$5,627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,680	3,938	4,962
Amortization of restricted stock	2,470	870	673
Income from discontinued operations	(3,887)	195	(2,218)
Deferred gross profit	(586)	(1,310)	(1,316)
Equity (income) loss from unconsolidated joint venture	(14,918)	982	—
Loss on redemption of 7% Notes	—	1,532	—
Deferred income taxes	4,240	(3,025)	1,279
Changes in operating assets and liabilities:
Restricted cash	(5,417)	(1,118)	(63)
Receivables	(8,231)	(5,975)	2,095
Inventories	(65,044)	(24,245)	(7,330)
Prepaid expenses	(12,157)	313	1,317
Other assets	(6,119)	2,455	1,082
Customer deposits	22,866	9,479	4,581
Accounts payable and accrued and other liabilities	2,536	(7,516)	(1,959)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(50,008)	(4,962)	8,730

INVESTING ACTIVITIES
Investment in property, plant and equipment	(2,680)	(1,691)	(2,963)
Investment in unconsolidated Joint Venture	—	(19,132)	(868)
Net proceeds from sale of discontinued operations	12,868	—	5,250

NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES	10,188	(20,823)	1,419

FINANCING ACTIVITIES
Net proceeds from revolving line of credit and long term borrowings	—	16,337	—
Proceeds from issuance of 4.5% Notes	120,000	—	—
Payment of debt issuance costs	(4,186)	(1,751)	—
Principal payments of real estate borrowings	(20,107)	(2,264)	(1,859)
Redemption of 7% Convertible Subordinated Notes (including premium)	—	(64,566)	—
Repurchase of 7% Convertible Subordinated Notes	—	(7,585)	(1,050)
Purchase of treasury stock	(52,998)	(8,875)	(174)
Exercise of stock options	1,000	250	—

NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	43,709	(68,454)	(3,083)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,889	(94,239)	7,066

Cash and cash equivalents at beginning of year	24,600	118,839	111,773

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,489	$24,600	$118,839

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$27,720	$—	$16,412
Other assets	$—	$—	($9,965)
Notes, mortgage notes and other debt:
Corporate	$—	$31,129	($4,667)
Real estate	$19,720	$—	$6,257
Minority interest	$8,000	$—	$—
Common stock	$—	$978	$193
Additional paid in capital	$—	$31,241	$4,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest — Continuing operations (net of amount capitalized of $3,712, $3,810 and $4,086 in 2004, 2003 and 2002, respectively)	($638)	$2,341	$3,353

Income tax payment	$13,875	$4,200	$700

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Dollars in thousands except per-share data)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation:

     The consolidated financial statements include Avatar Holdings Inc. and its subsidiaries (collectively, Avatar). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

     Due to Avatar’s normal operating cycle being in excess of one year, Avatar presents unclassified consolidated balance sheets.

General:

     Avatar is engaged in real estate operations. Avatar’s residential development activities include production and semi-custom homebuilding. Avatar also engages in a variety of other real estate-related activities, such as the operation of amenities, the sale of commercial and industrial land, the operation of a title insurance agency and joint ventures for acquisition and/or development of residential properties. Avatar also operates a water and wastewater utility at Rio Rico, Arizona.

Cash and Cash Equivalents and Restricted Cash:

     Avatar considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash includes deposits of $7,608 and $2,191 as of December 31, 2004 and 2003, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close.

Receivables, net:

     Receivables, net includes amounts in transit or due from title companies for house closings and contracts and mortgage notes receivable from the sale of homesites. As of December 31, 2004, the balance includes deferred gross profit and reserves of $379 and $697, respectively, and as of December 31, 2003, includes deferred gross profit and reserves of $890 and $504, respectively.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Land Inventories:

     Land inventories are stated at cost. Cost includes expenditures for acquisition, construction, development and carrying charges. Interest cost incurred during the period of land development and construction, when applicable, is capitalized as part of the cost of such projects. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based upon U.S. generally accepted accounting principles. The costs of amenities deeded to appropriate homeowner associations are considered community-wide costs and are allocated using the relative sales value method or other methods which approximate the relative sales value method based on U.S. generally accepted accounting principles. Amenities owned by Avatar are capitalized as Property, Plant and Equipment and depreciated principally by the straight-line method over the useful lives of the assets. Inventories to be disposed of are carried at the lower of cost or fair value less cost to sell.

Impairment of Long-Lived Assets:

     Based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Avatar is required to review the carrying value of each of its long-lived assets and write down the value of those long-lived assets for which it believes the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed of. Avatar periodically reviews the carrying value of its long-lived assets and, if such reviews indicate a lack of recovery of the net book value, adjusts the assets accordingly. No impairment existed at December 31, 2004. During the fourth quarter of 2003, Avatar commenced redevelopment of a golf course owned by Avatar in Poinciana to become the second course for the Solivita community. The old building, building improvements and land improvements from the original golf course were deemed not recoverable; therefore Avatar wrote-off $372 of these assets. This write-off is included in Real Estate Expenses in the accompanying consolidated statements of income for 2003. Other than the golf course assets written-off during 2003, no impairment existed at December 31, 2003. In accordance with the provisions of SFAS No. 144, Avatar presented the sale of substantially all of the assets of its cable operations located in Poinciana and the sale of the Harbor Islands marina located in Hollywood, Florida during 2004 and the sale of the Rio Rico Resort and golf course during 2002 as discontinued operations.

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

Goodwill:

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. These assets must be reviewed annually for impairment by applying a fair value-based test. If the carrying amount of these assets exceeds the fair value, then these assets are impaired. Other intangible assets will continue to be amortized over their useful lives. Avatar performed the required impairment tests of goodwill as of January 1, 2002, December

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

31, 2002, December 31, 2003 and December 31, 2004 and determined no impairment existed. Goodwill of $2,300 is included in Other Assets as of December 31, 2004 and 2003 in the consolidated balance sheets. Application of the provisions of SFAS No. 142 resulted in the elimination of goodwill amortization expense as of January 1, 2002.

Revenues:

     Sales of housing units are recognized when the sales are closed and title passes to the purchasers. Revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and Avatar is not obligated to perform significant future activities.

Advertising Costs:

     Advertising costs are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, advertising costs totaled $3,191, $3,989 and $3,805, respectively, and are included in real estate expenses of the accompanying consolidated statements of income.

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

     During the years ended December 31, 2004 and 2003, changes in the warranty reserve consist of the following:

	2004	2003
Warranty reserve as of January 1	$977	$639
Estimated warranty expense	1,953	1,466
Amounts charged against warranty reserve	(1,560)	(1,128)

Warranty reserve as of December 31	$1,370	$977

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

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Stock Based Compensation:

     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, Avatar accounts for stock-based compensation using the intrinsic value based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations and provides the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. For restricted stock units granted, the value is based on the market price of Avatar’s common stock on the date the specified hurdle price is achieved, provided such provisions are applicable, or date of grant. Compensation expense from restricted stock units is recognized using the straight-line method over the vesting period. Compensation expense of $2,470, $870 and $673 has been recognized for the years ended December 31, 2004, 2003 and 2002, respectively. Unearned compensation for restricted stock units is shown as a reduction of stockholders’ equity in the consolidated balance sheets and consolidated statements of stockholders’ equity. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the market value of Avatar’s stock on the grant date.

     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the years ended December 31, 2004, 2003 and 2002 had compensation expense for Avatar’s option plan been based on fair value at the grant date:

	2004	2003	2002
Net income – as reported	$29,559	$18,463	$5,627

Add: Stock-based compensation expense included in reported net income, net of related tax expense	1,532	539	417

Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(1,714)	(685)	(564)

Net income – pro forma	$29,377	$18,317	$5,480

Earnings Per Share:
Basic
As reported	$3.49	$2.13	$0.64

Pro forma	$3.47	$2.11	$0.62

Diluted
As reported	$3.10	$2.11	$0.64

Pro forma	$3.09	$2.09	$0.62

Repurchase of Common Stock and 7% Notes:

     Under current authorization by Avatar’s Board of Directors to purchase, from time to time, shares of Avatar’s common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from August 6 through October 15, 2004, Avatar repurchased $10,093 of its common stock representing 230,237 shares. As of December 31, 2004, the remaining authorization for purchase of shares of Avatar’s common stock is $16,257.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

     In conjunction with the offering of $120,000 of the 4.50% Notes, on March 22, 2004, Avatar’s Board of Directors authorized Avatar to use up to approximately $43,000 of the gross proceeds to purchase shares of its common stock in privately negotiated transactions. Avatar used approximately $42,905 of the net proceeds from the offering to purchase 1,141,400 shares of its common stock at a price of $37.59 per share.

     Under previous authorizations by the Board of Directors to purchase, from time to time, shares of common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, from January 1 through May 6, 2003, Avatar repurchased $8,875 of its common stock representing 379,758 shares and $7,585 principal amount of its 7% Notes.

Earnings Per Share:

     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of diluted earnings per share for 2002 did not assume the conversion of the 7% Notes because the effect was antidilutive. During 2003, Avatar redeemed the 7% Notes. Reference is made to Note G regarding the redemption of the 7% Notes.

     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 39,994, 10,006 and 0 shares of Avatar common stock for 2004, 2003 and 2002, respectively, due to the exercise of stock options.

     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Numerator:
Basic earnings per share – income from continuing operations	$25,672	$18,658	$3,409
Interest expense on 4.50% Notes, net of tax	2,618	—	—

Diluted earnings per share – income from continuing operations	$28,290	$18,658	$3,409

Basic earnings per share – net income	$29,559	$18,463	$5,627
Interest expense on 4.50% Notes, net of tax	2,618	—	—

Diluted earnings per share – net income	$32,177	$18,463	$5,627

Denominator:
Basic weighted average shares outstanding	8,474,988	8,667,352	8,775,566
Effect of dilutive restricted stock	131,594	83,354	47,705
Effect of dilutive employee stock options	38,897	15,789	2,441
Effect of dilutive 4.50% Notes	1,722,579	—	—

Diluted weighted average shares outstanding	10,368,058	8,766,495	8,825,712

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

     Under SFAS No. 128, issuers of contingently convertible debt instruments (such as the 4.50% Notes), which generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target, exclude the potential common shares from the calculation of diluted earnings per share until the market price or other contingency is met. However, at its September 29-30, 2004 meeting, the Emerging Issues Task Force (EITF) reached a final consensus for accounting for contingently convertible debt instruments as it relates to earnings per share in Issue 04-8 “The Effect of Contingently Convertible Debt on Earnings Per Share” (the “Issue 04-8”) . The EITF affirmed its final consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. Avatar implemented Issue 04-8 during the fourth quarter of 2004 by including the dilutive effect of the 4.50% Notes. Avatar has restated its quarterly diluted earnings per share for 2004 to reflect the dilutive effect of the 4.50% Notes (see Note Q – Quarterly Financial Data) since the 4.50% Notes were issued on March 30, 2004.

Consolidation of Variable Interest Entities:

     In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”), (which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”) which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46(R), entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46(R) applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interest entities created before February 1, 2003, FIN 46(R) applied for the quarter ended March 31, 2004.

     Avatar evaluated the impact of FIN 46(R) as it related to its equity interest in the Ocean Palms Joint Venture and determined that it does not qualify as a variable interest entity; thus, the Ocean Palms Joint Venture is not subject to the consolidation provisions of FIN 46(R). Avatar is accounting for its investment in the Ocean Palms Joint Venture under the equity method whereby Avatar recognizes its share of profits and losses. Avatar also evaluated the impact of FIN 46(R) as it relates to its equity interest in the Regalia Joint Venture and determined that Avatar is the primary beneficiary since it is the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, Avatar, under the provisions of FIN 46(R), commenced consolidating the Regalia Joint Venture into its financial statements during the first quarter of 2004. (See Note F – Joint Ventures.)

Recently Issued Accounting Pronouncements:

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS 123(R). The effective date for adopting SFAS No. 123(R) is for periods beginning after June 15, 2005 which will be July 1, 2005 for Avatar. Early adoption is permitted but not required. Avatar plans to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. The compensation expense for the unvested

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

portion of previously issued and outstanding awards will be based on the same method and on the same grant-date fair values previously determined for the proforma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the unvested stock option awards outstanding as of December 31, 2004 which are expected to remain unvested as of July 1, 2005, Avatar expects to recognize additional pre-tax, quarterly compensation expense of approximately $45 beginning in the third quarter of 2005 as a result of the adoption of SFAS 123(R). Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. Avatar does not expect the adoption of SFAS No. 153 to have a material impact on its financial position or results of operations.

Reclassifications:

     Certain 2003 and 2002 financial statement items have been reclassified to conform to the 2004 presentation.

NOTE B — REAL ESTATE SALES

     The components of real estate sales are as follows:

	For the year ended December 31
	2004	2003	2002
Primary residential	$214,107	$149,757	$114,573
Active adult community	105,663	79,921	49,472
Rental, leasing and other real estate operations	5,941	5,161	4,136
Commercial/industrial and other land sales	5,284	11,532	12,989

Total real estate sales	$330,995	$246,371	$181,170

NOTE C — LAND AND OTHER INVENTORIES

     Inventories consist of the following:

	December 31
	2004	2003
Land developed and in process of development	$165,618	$125,226
Land held for future development or sale	88,065	32,656
Dwelling units completed or under construction	60,501	54,162
Other	419	744

	$314,603	$212,788

     During 2004, Avatar purchased various parcels of land in Florida for an aggregate purchase price of approximately $55,107, of which approximately $35,377 was paid in cash, $15,730 in the form of a purchase money note and $4,000 by the assumption of Community Development District obligations.

     During the third quarter of 2003, Avatar acquired land in Poinciana for a purchase price of $8,484. In October 2003, Avatar contracted to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. On November 2, 2004, Avatar closed on Phase 3 for a cash purchase price of approximately $7,200. The aggregate purchase price for the remaining phases ranges from approximately $16,900 to $18,400 depending upon the dates of closings thereon which are contracted to take place by January 2006. Under the terms of the contract there is a specific performance provision which requires Avatar to close on the remaining contracted acres. Accordingly, the remaining contracted acres are included in the accompanying consolidated balance sheets as of December 31, 2004 and December 31, 2003 in the amount of $16,890 and $22,750, respectively, as land inventory not owned and obligations related to land inventory not owned.

NOTE D — PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment and accumulated depreciation consist of the following:

	December 31
	2004	2003
Land and improvements	$17,025	$21,413
Buildings and improvements	43,992	46,757
Machinery, equipment and fixtures	10,048	8,672

	71,065	76,842
Less accumulated depreciation	(22,941)	(23,300)

	$48,124	$53,542

     Depreciation charged to operations during 2004, 2003 and 2002 was $3,093, $3,087 and $3,229, respectively.

NOTE E — ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

     The estimated cost to complete consists of required land and utilities improvements in all areas designated for homesite sales and is summarized as follows:

	December 31
	2004	2003
Gross unexpended costs (net of recoveries of $2,516 in 2004 and $2,822 in 2003)	$26,672	$22,671
Less costs relating to unsold homesites	(6,179)	(4,877)

Estimated development liability for sold land	$20,493	$17,794

     These estimates are based on engineering studies of quantities of work to be performed based on current estimated costs. The estimated development liability for sold land is evaluated and adjusted, as appropriate, to reflect management’s best estimate of anticipated costs.

     Due to significant rising costs in 2004 of such items as concrete, steel and labor, during the fourth quarter of 2004, Avatar recorded a charge of approximately $3,740 to its estimated cost to complete water and sewer infrastructure in certain areas of Poinciana.

     Based on the current rate of community development, the homesite improvement costs totaling $20,493 are estimated to be incurred ratably over the next 25 to 30 years.

NOTE F — JOINT VENTURES

     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida. Avatar has a 50% equity interest in the Regalia Joint Venture and is managing member of the project. Avatar contributed $1,000 to the Regalia Joint Venture on March 25, 2004 to pay all monetary obligations due. Avatar’s 50% equity partner contributed the Property which was subject to a $5,000 mortgage. On April 14, 2004, Avatar paid off the $5,000 mortgage. Avatar has agreed to execute a required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to future construction financing of the project. Avatar has also guaranteed certain additional contributions, if any, to fund operations. Avatar has consolidated the assets and liabilities of the Regalia Joint Venture into its consolidated balance sheet and has eliminated all significant intercompany accounts and transactions. As of December 31, 2004, the Regalia Joint Venture had assets and liabilities of $15,600 and $5,000, respectively. Avatar’s joint venture partner’s equity in the Regalia Joint Venture is recorded as minority interest which is $8,000 as of December 31, 2004.

     In January 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of a 16-acre parcel of property in South Florida. Avatar has a 50% equity interest in this joint venture and is managing member of the project. Avatar contributed $8,527 to this joint venture on February 1, 2005 towards acquisition of the property and reimbursement of certain third party costs.

NOTE F — JOINT VENTURES – continued

     In December 2002, a subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. In December 2003, the Ocean Palms Joint Venture closed on a $115,000 construction financing package and commenced development and construction. This financing is not guaranteed by Avatar. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced. Avatar has a 50% equity interest in the Ocean Palms Joint Venture and is accounting for its investment under the equity method whereby Avatar recognizes its share of profits and losses. As of December 31, 2004, Avatar funded $20,000 of its commitment to fund the Ocean Palms Joint Venture.

     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture partner, to be represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004, subsequent to which Avatar advanced $3,000 under the promissory note. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture partner.

     The following is the Ocean Palms Joint Venture’s condensed balance sheets as of December 31, 2004 and 2003:

	December 31
	2004	2003
Assets:
Cash and cash equivalents	$—	$509
Restricted cash	19,477	20,591
Due from joint venture partner	1,511	1,511
Land and other inventories	10,056	34,046
Due from customers	98,014	—
Other assets	5,584	5,850

Total assets	$134,642	$62,507

Liabilities and equity:
Accounts payable	$8,153	$595
Deposits	37,178	24,971
Notes payable	38,781	17,227
Equity of:
Avatar	20,000	20,000
Joint venture partner	1,348	1,348
Retained earnings (loss)	29,182	(1,634)

Total liabilities and equity	$134,642	$62,507

NOTE F — JOINT VENTURES – continued

     The following is the Ocean Palms Joint Venture’s condensed statements of operations for the years ended December 31, 2004 and 2003:

	2004	2003
Gross margin on condominium sales	$32,565	$—
Interest and other income	284	156
Operating costs and expenses	(2,033)	(1,463)

Net income (loss)	$30,816	($1,307)

     Avatar’s share of the net profit (loss) from the Ocean Palms Joint Venture was $14,918 and ($982) for the years ended December 31, 2004 and 2003, respectively.

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT

     Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2004	2003
Corporate:
4.50% Convertible Senior Notes, due 2024	$120,000	$—

Real estate:
Purchase Money Mortgage Note payable, prime + 2%, due 2009	$15,730	$—
5.50% Term bonds payable, due 2010	3,654	—
Secured Line of Credit Facility, due 2006	—	16,337
6.4% Term bonds payable, due 2011	—	3,434

	$19,384	$19,771

Corporate:

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering sold only to “qualified institutional buyers”, in accordance with Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in accordance with Regulation S under the Securities Act of 1933, as amended. Avatar subsequently filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of Avatar’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT – continued

price for Avatar’s common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at Avatar’s option, with a value equal to the principal amount of the 4.50% Notes plus accrued interest and unpaid interest, as of the conversion date.

     Avatar may, at its option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. Holders may require Avatar to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019 or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require Avatar to purchase all or a portion of their 4.50% Notes. In each case, Avatar will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

     In conjunction with the offering, Avatar used approximately $42,905 of the net proceeds from the offering to purchase 1,141,400 shares of its common stock in privately negotiated transactions at a price of $37.59 per share. Avatar used the balance of the net proceeds from the offering for general corporate purposes including acquisitions of land in Florida.

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

Real Estate:

     In conjunction with developed land acquired in Florida in September 2004, Avatar assumed approximately $4,000 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%.

     In conjunction with the acquisition of undeveloped land in Florida during November 2004, Avatar paid $3,000 in cash and paid the remaining balance of $15,730 in the form of a purchase money note. The purchase money note is secured by a mortgage on this land. This note matures November 2009. The interest rate is 2% per annum above prime rate of interest published from time to time in the Wall Street Journal adjusted every six months during the term of the note.

     On December 30, 2003, Avatar entered into a three-year $100,000 Secured Revolving Line of Credit Facility (the “Credit Facility”). The Credit Facility is secured by real property currently consisting of Crescent Lakes and Cypress Woods in Poinciana, Solivita, Bellalago, Cory Lake Isles and Harbor Islands, having an aggregate book value of $167,600, as of December 31, 2004. The proceeds may be used for general corporate

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT – continued

purposes, current developments and new opportunities. The interest rate for the Credit Facility ranges from LIBOR plus 2.5% to LIBOR plus 3.0%. As of December 31, 2004, approximately $99,400 was available for borrowings under the Credit Facility, net of approximately $600 outstanding letters of credit.

     Maturities of notes, mortgage notes and other debt at December 31, 2004, are as follows:

	Corporate	Real Estate	Total
2005	$—	$—	$—
2006	—	—	—
2007	—	—	—
2008	—	—	—
2009	—	15,730	15,730
thereafter	120,000	3,654	123,654

	$120,000	$19,384	$139,384

     The following table represents interest incurred; interest capitalized; and interest expense for 2004, 2003 and 2002:

	2004	2003	2002
Interest incurred	$5,251	$5,787	$7,943
Interest capitalized	(3,712)	(3,810)	(4,086)

Interest expense	$1,539	$1,977	$3,857

NOTE H — EMPLOYEE BENEFIT PLANS

     Avatar has a defined contribution savings plan that covers substantially all employees. Under this savings plan, Avatar contributes to the plan based upon specified percentages of employees’ voluntary contributions. Avatar’s contributions to the plan for the years ended December 31, 2004, 2003 and 2002 were $201, $164 and $0, respectively.

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

NOTE I — LEASE COMMITMENTS

     Avatar leases the majority of its administration and sales offices under operating leases that expire at varying times through 2009. Rental expense for the years 2004, 2003 and 2002 were $1,690, $1,413 and $1,343, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2004 were as follows: 2005 — $1,249; 2006 — $1,164; 2007 — $948; 2008 - $909; 2009 — $89; thereafter -$0.

NOTE J — ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities are summarized as follows:

	December 31
	2004	2003
Property taxes and assessments	$371	$607
Interest	1,423	—
Accrued compensation	3,900	4,041
Contract retention	2,171	1,124
Warranty reserve	1,370	977
Other	4,899	2,959

	$14,134	$9,708

NOTE K — STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION

     Under the Amended and Restated 1997 Incentive and Capital Accumulation Plan, as amended (the “Incentive Plan”) as of December 31, 2004, an aggregate of 850,000 shares of Avatar Common Stock, subject to certain adjustments, were available for grant, with a maximum individual limitation of 500,000 shares. There were 210,996 shares of common stock reserved for future grants at December 31, 2004.

Restricted Stock Units:

     Pursuant to the Incentive Plan, on December 7, 1998, Avatar entered into a restricted stock unit agreement with Avatar’s President, which was amended and restated as of October 20, 2000. Under the restricted stock unit agreement, as amended, Avatar’s President was awarded an opportunity to receive 100,000 performance conditioned restricted stock units, conditioned upon (i) the closing price of Avatar Common Stock being at least $25.00 per share for 20 trading days out of 30 consecutive trading days during the period beginning October 21, 2000 and ending December 31, 2005 (the “Grant Period”) and (ii) the continued employment at the time the foregoing condition is satisfied. In addition, on October 20, 2000, Avatar’s President was awarded an opportunity to receive an additional 50,000 performance conditioned restricted stock units on terms similar to the foregoing. As of May 25, 2001, the closing price of Avatar’s Common Stock was at least $25.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 150,000 shares of Avatar Common Stock, were granted. Units granted to Avatar’s President vest in full on December 31, 2005 or upon the earlier occurrence of a change in control of Avatar, provided that in either case, he is then employed by Avatar. Avatar has recognized compensation expense of $1,156, $870 and $673 for the years ended December 31, 2004, 2003 and 2002, respectively, attributable to these restricted stock units.

     On March 27, 2003, Avatar entered into five restricted stock unit agreements with Avatar’s President pursuant to which he has been awarded under the Incentive Plan the opportunity to receive performance conditioned restricted stock units, conditioned upon (i) the closing price of Avatar Common Stock being at least equal to a specified hurdle price for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending December 31, 2008 and (ii) the continued employment at the time the foregoing condition is satisfied. Any units granted vest in full on December 31, 2008. As of December 29, 2003, the closing price of Avatar’s Common Stock was at least $34.00 for 20 trading days out of 30 consecutive trading days; and the restricted stock units, representing 50,000 shares of Avatar Common Stock, were granted. As of February 6, 2004, the closing price of Avatar’s Common Stock was at least $38.00 for 20 trading days out of 30 consecutive trading days; and the restricted stock units, representing 23,700 shares of Avatar Common Stock, were granted. As of September 13, 2004, the closing price of Avatar’s Common Stock was at least $42.00 for 20 trading days out of 30 consecutive trading days; and the restricted stock units, representing 20,000 shares of Avatar Common Stock, were granted. As of December 3, 2004, the closing price of Avatar’s

NOTE K — STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION – continued

Common Stock was at least $46.00 for 20 trading days out of 30 consecutive trading days; and the restricted stock units, representing 15,000 shares of Avatar Common Stock, were granted. At such time as the closing price of Avatar Common Stock is at least $50.00 for 20 trading days out of 30 consecutive trading days, Avatar’s President will be granted an additional 16,300 restricted stock units. Units granted to Avatar’s President vest in full on December 31, 2008 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, he is then employed by Avatar. Avatar has recognized compensation expense of $616, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively, attributable to these restricted stock units.

     On March 27, 2003, Avatar entered into restricted stock unit agreements with certain executives pursuant to which they have been awarded under the Incentive Plan the opportunity to receive 50,000 performance conditioned restricted stock units conditioned upon (i) the closing price of Avatar Common Stock being at least $34.00 for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending December 31, 2007 and (ii) the continued employment at the time the foregoing condition is satisfied. As of December 29, 2003, the closing price of Avatar’s Common Stock was at least $34.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 50,000 shares of Avatar Common Stock, were granted. Units granted to these executives vest in full on December 31, 2007 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, the respective executive is then employed by Avatar. Avatar has recognized compensation expense of $455, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively, attributable to these restricted stock units.

     On September 11, 2003, Avatar entered into a restricted stock unit agreement with an executive officer pursuant to which he was awarded under the Incentive Plan an opportunity to receive 15,504 performance conditioned restricted stock units. The units vest in full on January 2, 2007 provided that the executive is employed by Avatar on December 31, 2006. Avatar has recognized compensation expense of $200, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively, attributable to these restricted stock units.

     On July 22, 2004, Avatar entered into restricted stock unit agreements with certain executives pursuant to which they have been awarded under the Incentive Plan the opportunity to receive 22,500 performance conditioned restricted stock units conditioned upon (i) the closing price of Avatar Common Stock being at least $45.00 for 20 trading days out of 30 consecutive trading days during the period beginning July 22, 2004 and ending December 31, 2008 and (ii) the continued employment at the time the foregoing condition is satisfied. As of December 1, 2004, the closing price of Avatar’s Common Stock was at least $45.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 22,500 shares of Avatar Common Stock, were granted. Units granted to these executives vest in full on December 31, 2008 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, the respective executive is then employed by Avatar. Avatar has recognized compensation expense of $22, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively, attributable to these restricted stock units.

Stock Options:

     On February 13, 1997, Avatar entered into a Nonqualified Stock Option Agreement (the “Options”) with Avatar’s President and granted him an option to purchase 225,000 shares of Avatar Common Stock at $34.00 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable with respect to 45,000 shares on each February 13, 1998 through 2002. On March 27, 2003, these nonqualified stock options were cancelled and in lieu thereof Avatar’s President was granted 75,000 performance conditioned restricted stock units described above.

NOTE K — STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION – continued

     On February 19, 1999, Avatar entered into Nonqualified Stock Option Agreements with certain members of management and granted them options to purchase a total of 160,000 shares of Avatar Common Stock at $25.00 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable at a rate of 33 1/3% on each February 19, 2000 through 2002. Unexercised Options will expire on February 19, 2009. As of December 31, 2004, 50,000 of these options have been exercised.

     On April 9, 1999, Avatar entered into a Nonqualified Stock Option Agreement with an individual who is a former member of management, under which an option to purchase 30,000 shares of Avatar Common Stock at $25.00 per share was granted (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable at the rate of 50% on each April 1, 2000 and 2001. Unexercised Options will expire on April 1, 2009. As of December 31, 2004, none of these options have been exercised.

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

     A summary of the status of the Incentive Plan as of December 31, 2004, 2003 and 2002 and changes during the years then ending is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average	Number	Average		Average
	Number	Exercise	of	Exercise	Number	Exercise
	of Options	Price	Options	Price	of Options	Price
	(000’s)	per Option	(000’s)	per Option	(000’s)	per Option
Outstanding at beginning of year	300	$25	415	$30	415	$30
Granted	—	—	120	25	—	—
Exercised	(40)	25	(10)	25	—	—
Cancelled	—	—	(225)	34	—	—

Outstanding at end of year	260	$25	300	$25	415	$30

Exercisable at end of year	140	$25	180	$25	415	$30

Weighted-average per share fair value of options granted during the year	$—		$11.65		$—

NOTE K — STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION – continued

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

Other Executive Compensation Agreements:

     During March 2003, Avatar entered into earnings participation award agreements with certain executive officers providing for a cash award and a stock award relating to achievement of performance goals. The cash award entitles the executives to a cash payment with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of Avatar’s gross profit (as defined) over minimum levels established. The stock award entitles the executives to receive a number of shares of Avatar Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Avatar’s gross profit for fiscal year 2004 exceeded the minimum levels established; therefore, $1,238 of compensation expense has been recorded during the year ended December 31, 2004. Avatar’s gross profit for fiscal year 2003 did not exceed the minimum levels established; therefore, $0 has been accrued as of December 31, 2003.

     During October 2000, Avatar entered into cash bonus award agreements with certain executive officers providing for periodic cash payments upon the attainment of certain levels of cash flow in excess of a specified return to Avatar in the Harbor Islands project. Avatar has recognized compensation expense of $2,595, $2,355 and $2,163 for the years ended December 31, 2004, 2003 and 2002, respectively, attributable to these cash bonus award agreements.

NOTE L — INCOME TAXES

     In January 2004, the Internal Revenue Service (IRS) commenced an examination of Avatar’s 2000 consolidated federal income tax return. During the fourth quarter of 2004, the IRS notified Avatar that it completed its examination and no changes were made to the return as filed.

     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current
Federal	$8,843	$2,068	$1,593
State	1,496	350	270

Total current	10,339	2,418	1,863

Deferred
Federal	2,207	(9,282)	363
State	374	(1,571)	61

Total deferred	2,581	(10,853)	424

Total income tax expense (benefit)	$12,920	($8,435)	$2,287

NOTE L — INCOME TAXES – continued

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

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred income tax assets
Tax over book basis of land inventory	$16,000	$18,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	1,000	2,000
Executive incentive compensation	2,000	2,000
Other	1,536	2,776

Total deferred income tax assets	21,536	25,776

Valuation allowance for deferred income tax assets	(17,000)	(18,000)

Deferred income tax after valuation allowance	4,536	7,776

Deferred income tax liabilities Book over tax income recognized on Ocean Palms Joint Venture	(1,000)	—

Net deferred income taxes	$3,536	$7,776

     Avatar has recorded a valuation allowance of $17,000 with respect to the deferred income tax assets. Included in the valuation allowance for deferred income tax assets is approximately $1,000 which, if utilized, will be credited to additional paid-in capital. During 2004, Avatar decreased the valuation allowance by $1,000 which is primarily attributable to the tax over book basis of land inventory. During 2003, Avatar decreased the valuation allowance by $5,000, which is primarily attributable to the tax over book basis of land inventory related to Harbor Islands. Included in this change in valuation allowance was $1,223, which was credited to additional paid in capital representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980.

     A reconciliation of income tax expense (benefit) before discontinued operations to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002
Income tax expense computed at statutory rate	$13,507	$3,578	$1,994
State income tax expense, net of federal effect	1,328	362	204
Contribution of land	(387)	—	—
Other	(528)	264	89
Elimination of liability for tax related issues	—	(8,639)	—
Change in valuation allowance on deferred tax assets	(1,000)	(4,000)	—

Income tax expense (benefit)	$12,920	($8,435)	$2,287

NOTE L — INCOME TAXES – continued

     In years 1988 through 1998, Avatar elected the installment method for recording a substantial amount of its homesite and vacation ownership sales in its federal income tax return, which deferred taxable income into future fiscal periods. As a result of this election, Avatar will be required to pay compound interest on certain federal income taxes for 2004 attributable to the taxable income deferred under the installment method to the extent that any of this deferred income is realized in 2004. Avatar anticipates that the interest amount for 2004 will be approximately $140 net of tax benefits. Avatar believes that any potential future interest amounts, if any, will not be material to its financial position and results of operations of the affected future periods.

NOTE M — CONTINGENCIES

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on Avatar’s business or financial statements.

     In addition, on July 22, 2003, a holder of the 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”) filed a lawsuit against Avatar and certain of its officers in the federal district court of Delaware seeking class action status and alleging that Avatar violated Section 12(a)(2) of the Securities Act of 1933 with respect to Avatar’s partial redemption of $60,000 of the 7% Notes. The complaint did not allege a specific damage amount. On June 21, 2004, Avatar moved for an order dismissing the action in its entirety, on the grounds of failure to state a claim, failure to plead with the requisite particularity and lack of standing. Plaintiff did not file a response to Avatar’s motion to dismiss. On October 12, 2004, the court entered an order dismissing the complaint in its entirety with prejudice as to the named plaintiff.

NOTE N — OTHER MATTERS

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

NOTE O — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

     In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, Avatar’s current real estate operations include the following segments: the development, sale and management of an active adult community; the development and sale of primary residential (including construction of semi-custom homes and production single-family homes); and the sale of commercial, industrial or other land.

NOTE O — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS – continued

     In accordance with SFAS No. 131, rental and leasing of shopping centers, property management services, title insurance agency operations, Arizona utilities and results of management services and water facility operating results, which Avatar retained in Florida, do not qualify individually as separate reportable segments and are included in “Other Operations”. Also during 2002, the Resort segment no longer qualified as a reportable operating segment in accordance with SFAS No. 131 due to the sale of the Rio Rico Resort and golf course in Arizona (see Note R for discussion on Discontinued Operations) and the expiration of a lease to a third party operator for the Poinciana Golf and Racquet Club.

     The following tables summarize Avatar’s information for reportable segments for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Revenues:

Segment revenues
Primary residential	$214,107	$149,757	$114,573
Active adult community	105,663	79,921	49,472
Commercial and industrial and other land sales	5,284	11,532	12,989
Other operations	10,036	7,189	6,302

	335,090	248,399	183,336

Unallocated revenues
Deferred gross profit	586	1,310	1,316
Interest income	1,222	1,285	3,363
Other	501	507	723

Total revenues	$337,399	$251,501	$188,738

	2004	2003	2002
Operating income (loss):

Segment operating income (loss)
Primary residential	$38,491	$22,408	$21,011
Active adult community	5,462	(392)	(9,176)
Commercial and industrial and other land sales	4,400	8,537	8,852
Other operations	4,031	1,748	2,384

	52,384	32,301	23,071

Unallocated income (expenses)
Equity earnings (loss) from unconsolidated joint venture	14,918	(982)	—
Deferred gross profit	586	1,310	1,316
Interest income	1,222	1,285	3,363
General and administrative expenses	(19,673)	(14,938)	(13,560)
Loss on redemption of 7% Notes	—	(1,532)	—
Interest expense	(1,539)	(1,977)	(3,857)
Other real estate expenses	(9,306)	(5,244)	(4,637)

Income from continuing operations before income taxes	$38,592	$10,223	$5,696

	December 31
	2004	2003
Assets:
Segment assets
Primary residential	$167,253	$115,943
Active adult community	98,847	88,561
Commercial and industrial and other land sales	8,854	9,224
Unallocated assets	233,160	151,823

Total assets	$508,114	$365,551

NOTE O — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS – continued

(a)	Avatar’s businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Rental and leasing of shopping centers, property management services, title insurance agency operations, Arizona utilities and results of management services and water facility operating results, which Avatar retained in Florida, do not qualify individually as separate reportable segments and are included in “Other operations”.

(e)	The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2004 and 2003, respectively: cash and cash equivalents of $22,596 and $19,570; land inventories of $130,411 and $76,147 (a majority of which is bulk land); property, plant and equipment of $21,610 and $18,834 (a significant portion of which is the water operations in Arizona); investment in unconsolidated joint venture of $33,936 and $19,018; receivables of $8,163 and $4,514; deferred income taxes of $3,536 and $7,776; and prepaid expenses and other assets of $12,908 and $5,964. None of the foregoing qualifies as a reportable segment in accordance with SFAS 131.

(f)	There is no interest expense from primary residential, active adult community, and commercial, industrial and other land sales included in segment operating profit/(loss) for 2004, 2003 and 2002.

(g)	Included in segment operating profit/(loss) for 2004 is depreciation expense of $595, $1,640 and $858 from primary residential, active adult community and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2003 is depreciation expense of $188, $1,580 and $1,319 from primary residential, active adult community, and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2002 is depreciation expense of $184, $1,798 and $1,247 from primary residential, active adult community and unallocated corporate/other, respectively.

NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of Avatar’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$28,489	$28,489	$24,600	$24,600
Restricted cash	$7,608	$7,608	$2,191	$2,191
Receivables, net	$22,942	$22,942	$14,131	$14,131
Notes, mortgage notes and other debt:
Corporate:
4.50% Convertible Senior Notes	$120,000	$135,050	$—	$—
Real estate:
Purchase Money Mortgage Note	$15,730	$11,362	$—	$—
5.50% Term bonds payable	$3,654	$2,641	$—	$—
6.40% Term bonds payable	$—	$—	$3,434	$2,151
Secured Revolving Line of Credit Facility	$—	$—	$16,337	$14,449

NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

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

Convertible Senior Notes: At December 31, 2004, the fair value of the 4.50% Notes is estimated based on quoted market prices.

Real Estate Notes Payable: The fair values of notes payable are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

NOTE Q — QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 2004 and 2003 is as follows:

	2004 Quarter
	First	Second	Third	Fourth
Net revenues	$78,316	$88,560	$74,271	$96,252
Expenses	70,947	80,142	70,921	91,715
Equity earnings from unconsolidated joint venture	3,041	2,943	3,553	5,381

Income from continuing operations	10,410	11,361	6,903	9,918
Income tax expense	(3,723)	(3,890)	(2,700)	(2,607)

Income from continuing operations after income taxes	6,687	7,471	4,203	7,311
Income (loss) from discontinued operations	1,697	2,300	3	(113)

Net income	$8,384	$9,771	$4,206	$7,198

Earnings per share:
Basic	$0.90	$1.18	$0.51	$0.89

Diluted	$0.88	$0.91	$0.39	$0.68

	2003 Quarter
	First	Second	Third	Fourth
Net revenues	$50,541	$57,243	$57,618	$86,099
Expenses	47,096	57,286	57,656	78,258
Equity earnings (loss) from unconsolidated joint venture	(304)	(295)	(189)	(194)

Income (loss) from continuing operations	3,141	(338)	(227)	7,647
Income tax benefit (expense)	(1,109)	94	9,315	135

Income (loss) from continuing operations after income taxes	2,032	(244)	9,088	7,782
Income (loss) from discontinued operations	(10)	(33)	(54)	(98)

Net income (loss)	$2,022	($277)	$9,034	$7,684

Earning per Share:
Basic	$0.23	($0.03)	$1.05	$0.85

Diluted	$0.23	($0.03)	$1.03	$0.84

NOTE Q — QUARTERLY FINANCIAL DATA (UNAUDITED) – continued

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(2)	The quarterly diluted earnings per share for 2004 was restated to reflect the dilutive effect from adopting EITF 04-8 as it relates to the 4.50% Notes. The diluted earnings per share presented in previous quarterly filings for the first quarter, second quarter and third quarter of 2004 was $0.88, $1.16 and $0.50, respectively.

(3)	During the third and fourth quarters of 2004, Avatar expensed approximately $3,200 and $200, respectively due to hurricane related damages sustained in its real estate operations in the Central Florida Counties of Polk and Osceola that were impacted by Hurricanes Charley, Frances and Jeanne.

(4)	During the fourth quarter of 2004, Avatar expensed approximately $3,740 related to the increased estimated development liability for infrastructure construction materials and services in Poinciana.

(5)	During the first quarter of 2003, Avatar closed on the sale to Lowe’s Home Improvement Warehouse of a 150-acre site for a pre-tax profit of approximately $2,700.

(6)	During the third quarter of 2003, Avatar recorded a tax benefit of $8,639 as a result of the elimination of certain income tax reserves.

(7)	During the fourth quarter of 2003, Avatar closed on the sale to Wal-Mart of a 26.09 acre site for a pre-tax profit of approximately $3,200. Also contributing to the increase in income for the fourth quarter of 2003 were increased closings in primary and active adult homebuilding operations. In addition, Avatar reduced the valuation allowance for deferred income taxes by $5,000 of which $4,000 was attributable to the tax over book basis difference of land inventory related to Harbor Islands which was recorded as a tax benefit during the fourth quarter of 2003.

NOTE R — DISCONTINUED OPERATIONS

     On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004, 2003 and 2002 have been reported as discontinued operations in the accompanying consolidated statements of operations. Discontinued operations included revenues from operations of $527, $1,257 and $1,255 for the years ended December 31, 2004, 2003 and 2002, respectively.

     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686 on this sale and the operating results for 2004, 2003, and 2002 have been reported as discontinued operations in the accompanying consolidated statements of operations. Discontinued operations included revenues from operations of $34, $250 and $250 for the years ended December 31, 2004, 2003 and 2002, respectively.

     In October 2002, Avatar closed on the sale of the assets of the Rio Rico Resort and golf course located in Arizona for a sales price of $5,500, subject to certain adjustments. The pre-tax gain of approximately $2,649 on this sale and operating results for 2002 have been reported as discontinued operations in the accompanying consolidated statements of operations. Discontinued operations included revenues from operations of $4,799 for the year ended December 31, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

Item 9A. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

     See “Item 8. Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting”, incorporated herein by reference.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     A. Identification of Directors

The information called for in this item is incorporated by reference to Avatar’s 2005 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

     B. Identification of Executive Officers

For information with respect to the executive officers of Avatar, see “Executive Officers of the Registrant” at the end of Part I of this report.

     C. Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference to Avatar’s 2005 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

     D. Code of Ethics

The information required by this item is incorporated by reference to Avatar’s 2005 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

Item 11. Executive Compensation

     The information called for by this item is incorporated by reference to Avatar’s 2005 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information called for by this item is incorporated by reference to Avatar’s 2005 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

Item 13. Certain Relationships and Related Transactions

     The information called for by this item is incorporated by reference to Avatar’s 2005 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

Item 14. Principal Accounting Fees and Services

     The information called for by this item is incorporated by reference to Avatar’s 2005 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     Financial Statements and Schedules:

     See Item 8 “Financial Statements and Supplementary Data” of this report.

     Schedules:

II — Valuation and Qualifying Accounts

Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

Exhibits:

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)	*	By-laws, as amended and restated June 11, 2003 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003 (File No. 0-7616), and incorporated herein by reference).

3(c)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(d)	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)	*	Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(a)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(d)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(e)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(f)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(g)	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10(h)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(i)	*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(j)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(m)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(n)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(o)	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statement Schedules – continued

10(p)	*1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)	*1	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(u)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(y)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(aa)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statement Schedules – continued

10(ab)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ac)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ad)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ae)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(af)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ag)	*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ah)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ai)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(aj)	*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ak)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10 (al)	*1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10 (am)	1	Non-Employee Director Compensation (filed herewith).

10 (an)	1	Certain Compensation of Certain Executive Officers (filed herewith).

11		Computations of earnings per share (filed herewith).

Item 15. Exhibits and Financial Statement Schedules – continued

12	Computations of ratio of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1   Management contract or compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and		Deduction/		End of
	of Period	Expenses		(Addition)		Period
Year ended December 31, 2004:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$890	($586	)(1)	($75	)(2)	$379
Allowance for doubtful accounts	504			(193)		697
Valuation allowance for deferred tax assets	18,000			1,000		17,000

Total	$19,394	($586)		$732		$18,076

Year ended December 31, 2003:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$1,840	($1,310	)(1)	($360	)(2)	$890
Allowance for doubtful accounts	556	—		52	(3)	504
Valuation allowance for deferred tax assets	23,000	—		5,000		18,000

Total	$25,396	($1,310)		$4,692		$19,394

Year ended December 31, 2002:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$3,002	($1,316	)(1)	($154	)(2)	$1,840
Allowance for doubtful accounts	500	—		(56	)(2)	556
Valuation allowance for deferred tax assets	25,000	—		2,000		23,000

Total	$28,502	($1,316)		$1,790		$25,396

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

AVATAR HOLDINGS INC.
Dated: March 11, 2005	By:	/s/ Charles L. McNairy
Charles L. McNairy, Executive
Vice President, Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 11, 2005	By: /s/ Gerald D. Kelfer Gerald D. Kelfer, Director, President, Vice Chairman of the Board of Directors, Chief Executive Officer and Chairman of the Executive Committee

Dated: March 11, 2005	By: /s/ Michael P. Rama Michael P. Rama, Controller and Chief Accounting Officer

Dated: March 11, 2005	By: /s/ Eduardo A. Brea Eduardo A. Brea, Director and Audit Committee Member

Dated: March 11, 2005	By: /s/ Milton Dresner Milton Dresner, Director and Audit Committee Member

Dated: March 11, 2005	By: /s/ Joshua Nash Joshua Nash, Chairman of the Board of Directors and Executive Committee Member

Dated: March 11, 2005	By: /s/ Jack Nash Jack Nash, Director

Dated: March 11, 2005	By: /s/ Martin Meyerson Martin Meyerson, Director

Dated: March 11, 2005	By: /s/ Kenneth T. Rosen Kenneth T. Rosen, Director and Chairman of the Audit Committee

Dated: March 11, 2005	By: /s/ Joel M. Simon Joel M. Simon, Director and Audit Committee Member

Dated: March 11, 2005	By: /s/ Fred Stanton Smith Fred Stanton Smith, Director and Executive Committee Member

Dated: March 11, 2005	By: /s/ William G. Spears William G. Spears, Director

Dated: March 11, 2005	By: /s/ Beth A. Stewart Beth A. Stewart, Director and Audit Committee Member

Exhibit Index

* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1   Management contract or compensatory plan or arrangement.

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)	*	By-laws, as amended and restated June 11, 2003 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003 (File No. 0-7616), and incorporated herein by reference).

3(c)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(d)	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)	*	Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(a)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index

10(d)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(e)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(f)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(g)	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10(h)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(i)	*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(j)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(m)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(n)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(o)	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index

10(p)	*1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)	*1	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(u)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(y)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(aa)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index

10(ab)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ac)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ad)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ae)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(af)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ag)	*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ah)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ai)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(aj)	*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ak)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10 (al)	*1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10 (am)	1	Non-Employee Director Compensation (filed herewith).

10 (an)	1	Certain Compensation of Certain Executive Officers (filed herewith).

11		Computations of earnings per share (filed herewith).

Exhibit Index

12	Computations of ratio of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).