Form 10-Q
period 2005-03-31
AVATAR HOLDINGS INC
filed 2005-05-10
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

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

Yes   ☒   No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,058,129 shares of Avatar’s common stock ($1.00 par value) were outstanding as of April 30, 2005.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31	December 31
	2005	2004
Assets
Cash and cash equivalents	$28,466	$28,489
Restricted cash	12,335	7,608
Receivables, net	22,645	22,942
Land and other inventories	356,774	314,603
Land inventory not owned	17,183	16,890
Property, plant and equipment, net	48,109	48,124
Investment in unconsolidated joint ventures	42,311	33,936
Prepaid expenses	12,888	17,581
Other assets	12,436	14,405
Deferred income taxes	3,138	3,536

Total Assets	$556,285	$508,114

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$120,000
Real estate	39,056	19,384
Obligations related to land inventory not owned	17,183	16,890
Estimated development liability for sold land	21,098	20,493
Accounts payable	17,140	15,313
Accrued and other liabilities	15,290	14,134
Customer deposits	57,375	47,665
Minority interest	8,000	8,000

Total Liabilities	295,142	261,879

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,581,388 shares at March 31, 2005 and December 31, 2004	10,581	10,581
Additional paid-in capital	212,488	212,475
Unearned restricted stock units	(7,288)	(8,013)
Retained earnings	119,958	105,788

	335,739	320,831

Treasury stock: at cost, 2,523,259 shares at March 31, 2005 and December 31, 2004	(74,596)	(74,596)

Total Stockholders’ Equity	261,143	246,235

Total Liabilities and Stockholders’ Equity	$556,285	$508,114

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Income
For the three months ended March 31, 2005 and 2004
(Unaudited)
(Dollars in thousands except per-share amounts)

	2005	2004
Revenues
Real estate sales	$90,723	$76,706
Deferred gross profit on homesite sales	114	303
Interest income	354	144
Other	882	849

Total revenues	92,073	78,002

Expenses
Real estate expenses	72,927	65,591
General and administrative expenses	6,010	4,439
Interest expense	482	—
Other	488	541

Total expenses	79,907	70,571

Equity earnings from unconsolidated joint venture	7,569	3,041

Income from continuing operations before income taxes	19,735	10,472
Income tax expense	5,565	3,747

Income from continuing operations after income taxes	14,170	6,725

Discontinued operations:
Income from operations of discontinued operations (including gain on disposal of $2,784 in 2004)	—	2,675
Income tax expense	—	1,016

Income from discontinued operations	—	1,659

Net income	$14,170	$8,384

Basic EPS:
Income from continuing operations after income taxes	$1.76	$0.72
Income from discontinued operations	—	0.18

Net income	$1.76	$0.90

Diluted EPS:
Income from continuing operations after income taxes	$1.42	$0.70
Income from discontinued operations	—	0.18

Net income	$1.42	$0.88

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2005 and 2004
(Dollars in Thousands)

	2005	2004
OPERATING ACTIVITIES
Net income	$14,170	$8,384
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,245	1,092
Amortization of restricted stock	725	409
Income from discontinued operations	—	(1,659)
Deferred gross profit	(114)	(303)
Equity earnings from unconsolidated joint venture	(7,569)	(3,041)
Deferred income taxes	398	(629)
Changes in operating assets and liabilities:
Restricted cash	(4,727)	(3,147)
Receivables, net	411	2,035
Land and other inventories	(38,025)	(4,313)
Prepaid expenses	1,517	(293)
Other assets	5,145	(7,165)
Customer deposits	9,710	7,073
Accounts payable and accrued and other liabilities	(999)	6,787

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,113)	5,230

INVESTING ACTIVITIES
Investment in property, plant and equipment	(776)	(636)
Investment in unconsolidated joint venture	(806)	—
Net proceeds from sale of discontinued operations	—	6,664

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,582)	6,028

FINANCING ACTIVITIES
Proceeds from revolving line of credit	20,000	—
Proceeds from issuance of 4.50% Notes	—	120,000
Payment of issuance costs from 4.50% Notes	—	(3,600)
Principal payments of real estate borrowings	(328)	(16,385)
Purchase of treasury stock	—	(42,906)
Proceeds from exercise of stock options	—	75

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,672	57,184

(DECREASE) INCREASE IN CASH	(23)	68,442

Cash and cash equivalents at beginning of period	28,489	24,600

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,466	$93,042

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) – continued
For the three months ended March 31, 2005 and 2004
(Dollars in Thousands)

	2005	2004
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$—	$13,000
Notes, mortgage notes and other debt:
Real estate	$—	$5,000
Minority interest	$—	$8,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — (net of amount capitalized of $1,423 and
$310 in 2005 and 2004, respectively)	($1,095)	($234)

Income taxes	$—	$—

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2005
(Dollars in thousands except share and per share data)

Basis of Statement Presentation and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and its subsidiaries (“Avatar”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated balance sheets as of March 31, 2005 and December 31, 2004, and the related consolidated statements of income and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Due to Avatar’s normal operating cycle being in excess of one year, Avatar presents unclassified balance sheets.

     The year-end balance sheet was derived from audited financial statements included in Avatar’s Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Avatar’s December 31, 2004 audited financial statements in Avatar’s 2004 Annual Report on Form 10-K and the notes to Avatar’s consolidated financial statements included therein.

Reclassifications

     Certain 2004 financial statement items have been reclassified to conform to the 2005 presentation.

Land and Other Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Land developed and in process of development	$165,610	$165,618
Land held for future development or sale	107,624	88,065
Dwelling units completed or under construction	83,075	60,501
Other	465	419

	$356,774	$314,603

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Land and Other Inventories — continued

     During the three months ended March 31, 2005, Avatar purchased land in Florida for a purchase price of approximately $10,300 for residential development and entered into a joint venture for the acquisition and development of an additional parcel of property in South Florida for a purchase price of $8,900 (see “Joint Ventures”). During April 2005, Avatar purchased land in Florida for a purchase price of approximately $13,800 for residential development.

     During the three months ended March 31, 2005, Avatar realized a pre-tax profit of approximately $4,000 on the sale of commercial property in Poinciana.

Notes, Mortgage Notes and Other Debt

     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which Avatar filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering re-sales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of Avatar’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for Avatar’s common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at Avatar’s option, with a value equal to the principal amount of the 4.50% Notes plus accrued interest and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of March 31, 2005.

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt — continued

     During the first quarter of 2005, Avatar borrowed $20,000 under the $100,000 Secured Revolving Line of Credit Facility (the “Credit Facility”). As of March 31, 2005, approximately $77,600 was available for borrowings under the Credit Facility, net of approximately $2,400 outstanding letters of credit.

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

     During the three months ended March 31, 2005 changes in the warranty accrual consisted of the following:

2005
Accrued warranty reserve as of January 1	$1,370
Estimated warranty expense	490
Amounts charged against warranty reserve	(877)

Accrued warranty reserve as of March 31	$983

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

     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 3,014 shares of Avatar common stock for the three months ended March 31, 2004, due to the exercise of stock options. Avatar did not issue any shares of common stock during the first quarter of 2005.

     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Earnings Per Share — continued

	2005	2004
Numerator:
Basic earnings per share – income from continuing operations	$14,170	$6,725
Interest expense on 4.50% Notes, net of tax	827	—

Diluted earnings per share – income from continuing operations	$14,997	$6,725

Basic earnings per share – net income	$14,170	$8,384
Interest expense on 4.50% Notes, net of tax	827	—

Diluted earnings per share – net income	$14,997	$8,384

Denominator:
Basic weighted average shares outstanding	8,058,129	9,365,931
Effect of dilutive restricted stock	174,476	115,769
Effect of dilutive employee stock options	42,154	40,655
Effect of dilutive 4.50% Notes	2,280,068	50,111

Diluted weighted average shares outstanding	10,554,827	9,572,466

     Under SFAS No. 128, issuers of contingently convertible debt instruments (such as the 4.50% Notes), which generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target, exclude the potential common shares from the calculation of diluted earnings per share until the market price or other contingency is met. However, at its September 29-30, 2004 meeting, the Emerging Issues Task Force (EITF) reached a final consensus for accounting for contingently convertible debt instruments as it relates to earnings per share in Issue 04-8 “The Effect of Contingently Convertible Debt on Earnings Per Share” (the “Issue 04-8”) . The EITF affirmed its final consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. Avatar implemented Issue 04-8 during the fourth quarter of 2004 by including the dilutive effect of the 4.50% Notes. Avatar did not restate diluted earnings per share for the three months ended March 31, 2004 since there was no dilutive effect on earnings per share because the 4.50% Notes were issued on March 30, 2004.

Repurchase and Exchange of Common Stock

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

     For the three months ended March 31, 2005, Avatar did not repurchase shares of its common stock under previous authorizations by the Board of Directors to purchase shares from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2005, the remaining authorization is $16,257.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Stock-Based Compensation

     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure", Avatar accounts for stock-based compensation based on intrinsic value in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations and provides the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. For restricted stock units granted, the value is based on the market price of Avatar’s common stock on the date the specified hurdle price is achieved, provided such provisions are applicable, or the date of grant. Compensation expense from restricted stock units is recognized using the straight-line method over the vesting period. Compensation expense of $725 and $409 has been recognized for the three months ended March 31, 2005 and 2004, respectively. Unearned compensation for restricted stock units is shown as a reduction of stockholders’ equity in the consolidated balance sheets. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the market value of Avatar’s stock on the grant date.

     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the three months ended March 31, 2005 and 2004 had compensation expense for stock-based compensation awarded under Avatar’s stock-based incentive compensation plan been based on fair value at the grant date:

	2005	2004
Net income – as reported	$14,170	$8,384

Add: Stock-based compensation expense
included in reported net income,
net of related tax expense	449	254

Deduct: stock-based compensation expense
determined using the fair value method,
net of related tax effects	(495)	(300)

Net income – pro forma	$14,124	$8,338

Earnings Per Share:
Basic
As reported	$1.76	$0.90

Pro forma	$1.75	$0.89

Diluted
As reported	$1.42	$0.88

Pro forma	$1.42	$0.88

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Income Taxes

     The components of income tax expense from continuing operations for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
Current
Federal	$4,408	$4,536
State	746	768

Total current	5,154	5,304

Deferred
Federal	352	(1,332)
State	59	(225)

Total deferred	411	(1,557)

Total income tax expense	$5,565	$3,747

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Avatar’s deferred income tax assets and liabilities are as follows:

	March 31,	December 31,
	2005	2004
Deferred income tax assets
Tax over book basis of land inventory	$14,000	$16,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	1,000	1,000
Executive incentive compensation	3,000	2,000
Other	2,138	1,536

Total deferred income tax assets	21,138	21,536

Valuation allowance for deferred income tax assets	(15,000)	(17,000)

Deferred income tax after valuation allowance	6,138	4,536

Deferred income tax liabilities
Book over tax income recognized on Ocean Palms Joint Venture	(3,000)	(1,000)

Net deferred income tax assets	$3,138	$3,536

     Avatar has recorded a valuation allowance of $15,000 with respect to deferred income tax assets as of March 31, 2005. Included in the valuation allowance for deferred income tax assets is approximately $1,000 which if utilized, will be credited to additional paid-in capital. This valuation allowance was generated in years prior to reorganization on October 1, 1980. For the three months ended March 31, 2005, Avatar decreased the valuation allowance by $2,000 which is primarily attributable to the tax over book basis of depreciable assets which are expected to be demolished in late-2005.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Income Taxes -continued

     A reconciliation of income tax expense before discontinued operations to the expected income tax expense at the federal statutory rate of 35% for the three months ended March 31, 2005 and 2004 is as follows:

	2005	2004
Income tax expense computed at statutory rate	$6,907	$3,665
State income tax, net of federal benefit	705	374
Other, net	(47)	(292)
Change in valuation allowance on deferred tax assets	(2,000)	—

Income tax expense	$5,565	$3,747

Joint Ventures

     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida. Avatar has a 50% equity interest in this joint venture and is the managing member of the project. Avatar contributed $9,127 to the Blueview Joint Venture during the three months ended March 31, 2005 towards acquisition of the property and reimbursement of certain third party costs. Avatar is obligated to provide additional contributions to fund operations if any such contributions are required. In addition, in connection with any loans obtained by the Blueview Joint Venture for the development and construction of the project, Avatar may be required to guaranty any such third-party loans. Avatar consolidated the balance sheet and operating results of the Blueview Joint Venture and eliminated all significant intercompany accounts and transactions. As of March 31, 2005, the Blueview Joint Venture had total assets of $9,127.

     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida. Avatar has a 50% equity interest in the Regalia Joint Venture and is managing member of the project. As of March 31, 2005 Avatar has contributed $8,216 to the Regalia Joint Venture. Avatar has agreed to execute a required guaranty, if any, for the benefit of a third-party lender to the Regalia Joint Venture pursuant to future construction financing of the project. Avatar has also guaranteed certain additional contributions to fund operations if any such contributions are required. Avatar consolidated the balance sheet and operating results of the Regalia Joint Venture and eliminated all significant intercompany accounts and transactions. As of March 31, 2005 and December 31, 2004, the Regalia Joint Venture had total assets of $16,354 and $15,600, respectively, and liabilities of $5,056 and $5,000, respectively. Avatar’s joint venture partner’s equity in the Regalia Joint Venture is recorded as minority interest which is $8,000 as of March 31, 2005 and December 31, 2004.

     In December 2002, a subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. In December 2003, the Ocean Palms Joint Venture closed on a $115,000 construction financing package and commenced development and construction. This financing is not guaranteed by Avatar. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced. Avatar has a 50% equity interest in the Ocean Palms Joint Venture and is accounting for its investment under the equity method whereby Avatar recognizes

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Joint Ventures — continued

its share of profits and losses. As of March 31, 2005, Avatar funded $20,000 of its commitment to fund the Ocean Palms Joint Venture.

     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture partner, to be represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of March 31, 2005 and December 31, 2004, $3,000 was outstanding under the promissory note which is included in Receivables, net in the accompanying consolidated balance sheets. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture partner.

     The following is the Ocean Palms Joint Venture’s condensed balance sheets as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Assets:
Cash and cash equivalents	$545	$—
Restricted cash	26,824	19,477
Due from joint venture partner	1,511	1,511
Land and other inventories	—	10,056
Due from customers	100,627	60,836
Other assets	2,036	5,584

Total assets	$131,543	$97,464

Liabilities and equity:
Accounts payable	$9,433	$8,153
Notes payable	54,464	38,781
Equity of:
Avatar	41,505	33,936
Joint venture partner	26,141	16,594

Total liabilities and equity	$131,543	$97,464

     The following is the Ocean Palms Joint Venture’s condensed statements of income for the three months ended March 31, 2005 and 2004:

	2005	2004
Revenues:
Sales of condominiums	$49,831	$20,581
Interest and other income	907	57

Total revenues	50,738	20,638

Operating expenses:
Cost of sales	33,297	13,573
Operating costs and expenses	325	817

Total operating expenses	33,622	14,390

Net income	$17,116	$6,248

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Consolidation of Variable Interest Entities

     Avatar’s share of the net profit from the Ocean Palms Joint Venture was $7,569 and $3,041 for the three months ended March 31, 2005 and 2004, respectively.

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

     Avatar evaluated the impact of FIN 46(R) as it relates to its equity interest in the Blueview Joint Venture, and determined that the Blueview Joint Venture is a variable interest entity and Avatar is the primary beneficiary since it is the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, Avatar, under the provisions of FIN 46(R), commenced consolidating the Blueview Joint Venture into its financial statements during the first quarter of 2005.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS 123(R). On April 14, 2005, the Securities and Exchange Commission (SEC) announced that it would provide for phased-in implementation process for SFAS No. 123(R). The SEC will require that registrants that are not small business issuers adopt SFAS No. 123(R) no later than the first fiscal year beginning after June 15, 2005, or January 1, 2006 for Avatar. Avatar does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position or results of operations.

Contingencies

     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.

Discontinued Operations

     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 (excluding income tax expense of $1,016 from discontinued operations) on this sale and the operating results for the three months ended March 31, 2004 have been reported as discontinued operations. During the second quarter of 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana. The operating results for the three months ended March 31, 2004 has been reported as discontinued operations in the accompanying consolidated statement of income.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Financial Information Relating To Industry Segments

     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2005 and 2004:

	2005	2004
Revenues:
Segment revenues
Primary residential	$54,422	$51,552
Active adult community	29,095	23,295
Commercial and industrial and other land sales	5,800	374
Other operations	2,119	2,204

	91,436	77,425

Unallocated revenues
Deferred gross profit	114	303
Interest income	354	144
Other	169	130

Total revenues	$92,073	$78,002

Operating income:
Segment operating income
Primary residential	$11,723	$9,570
Active adult community	2,153	1,911
Commercial and industrial and other land sales	5,405	218
Other operations	577	897

	19,858	12,596

Unallocated income (expenses)
Equity earnings from unconsolidated joint venture	7,569	3,041
Deferred gross profit	114	303
Interest income	354	144
General and administrative expenses	(6,010)	(4,439)
Interest expense	(482)	—
Other	(1,668)	(1,173)

Income from continuing operations before income taxes	$19,735	$10,472

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data)

RESULTS OF OPERATIONS

     In the preparation of its financial statements, Avatar applies United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of Avatar’s accounting policies, refer to Avatar Holdings Inc.’s 2004 Annual Report on Form 10-K.

     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

     The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2005 and 2004:

	2005	2004
Operating income:
Primary residential
Revenues	$54,422	$51,552
Expenses	42,699	41,982

Segment operating income	11,723	9,570

Active adult community
Revenues	29,095	23,295
Expenses	26,942	21,384

Segment operating income	2,153	1,911

Commercial and industrial and other land sales
Revenues	5,800	374
Expenses	395	156

Segment operating income	5,405	218

Other operations
Revenues	2,119	2,204
Expenses	1,542	1,307

Segment operating income	577	897

Operating income	19,858	12,596

Unallocated income (expenses):
Equity earnings from unconsolidated joint venture	7,569	3,041
Deferred gross profit	114	303
Interest income	354	144
General and administrative expenses	(6,010)	(4,439)
Interest expense	(482)	—
Other real estate expenses	(1,668)	(1,173)

Income from continuing operations	19,735	10,472
Income tax expense	(5,565)	(3,747)
Income from discontinued operations	—	1,659

Net income	$14,170	$8,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued

RESULTS OF OPERATIONS – continued

     Data from primary residential and active adult homebuilding operations for the three months ended March 31, 2005 and 2004 is summarized as follows:

	2005	2004
Units closed
Number of units	342	354
Aggregate dollar volume	$79,879	$72,443
Average price per unit	$234	$205

Contracts signed, net of cancellations
Number of units	676	549
Aggregate dollar volume	$179,739	$133,599
Average price per unit	$266	$243

Backlog at March 31
Number of units	2,522	1,573
Aggregate dollar volume	$624,638	$352,922
Average price per unit	$248	$224

     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the three months ended March 31, 2005 and 2004:

	2005	2004
Units closed
Number of units	336	345
Aggregate dollar volume	$69,000	$60,630
Average price per unit	$205	$176

Contracts signed, net of cancellations
Number of units	676	538
Aggregate dollar volume	$179,956	$115,858
Average price per unit	$266	$215

Backlog at March 31
Number of units	2,514	1,543
Aggregate dollar volume	$608,666	$305,355
Average price per unit	$242	$198

     Avatar is an equity partner in the Ocean Palms Joint Venture for development and construction of a 240 unit high-rise condominium, which sales are not included in the foregoing charts. Since the commencement of sales in 2003 through March 31, 2005, all 240 units were sold at an aggregate sales volume of $203,717.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued

RESULTS OF OPERATIONS – continued

     Results for Avatar’s active adult community, Solivita, included in the foregoing tables for the three months ended March 31, 2005 and 2004 are: 327 and 192 contracts were signed (net of cancellations), with an aggregate sales volume of $82,061 and $39,647, respectively; 144 and 106 homes closed, generating revenues from Solivita homebuilding operations of $27,463 and $22,031, respectively. Backlog at March 31, 2005 and 2004 totaled 905 units at $206,283 and 531 units at $106,249, respectively.

     Results for Harbor Islands for the three months ended March 31, 2005 and 2004 are: 6 and 9 homes closed, generating revenues of $10,879 and $11,814, respectively. Backlog at March 31, 2005 and 2004 totaled 8 units at $15,973 and 30 units at $47,567, respectively. As of March 31, 2005, two houses remain for sale and no contracts were signed during the quarter; for the three months ended March 31, 2004, 11 contracts were signed (net of cancellations) with an aggregate sales volume of $17,742. It is anticipated that closings of all units at Harbor Islands will be completed during 2005.

     Net income for the three months ended March 31, 2005 and 2004 was $14,170 or $1.42 per diluted share ($1.76 per basic share) and $8,384 or $0.88 per diluted share ($0.90 per basic share), respectively. The increase in net income was primarily due to increases in primary residential operations, active adult operating results and commercial and industrial land sales, as well as the increase in earnings recognized from an unconsolidated joint venture. The increase in net income for the three months ended March 31, 2005 was partially mitigated by increases in general and administrative expenses and interest expense as well as the gain from the sale of discontinued operations for the three months ended March 31, 2004.

     Revenues and expenses from primary residential operations increased $2,870 or 5.6% and $717 or 1.7%, respectively, for the three months ended March 31, 2005 compared to the same period in 2004. The increase in revenues is attributable to increases in the average price per unit closed, partially mitigated by a lower number of closings compared to the first quarter of 2004 due to construction delays at our Poinciana and Bellalago developments as a result of the impact of three hurricanes during the third quarter of 2004. The increase in expenses in primary residential operations is attributable to the associated costs related to price increases for materials and services.

     Revenues and expenses from active adult operations increased $5,800 or 24.9% and $5,558 or 26.0%, respectively, for the three months ended March 31, 2005 compared to the same period in 2004. The increase in revenues is primarily due to increases in the number of units closed and increases in activity at the amenity operations at Solivita. The increase in expenses in active adult operations is primarily attributable to costs associated with the higher volume of closings and price increases for materials and services.

     Revenues and expenses from commercial and industrial and other land sales increased $5,426 or 1,450.1% and $239 or 153.2%, respectively, for the three months ended March 31, 2005 compared to the same period in 2004. During the three months ended March 31, 2005, Avatar realized a pre-tax profit of approximately $4,000 on the sale of commercial property in Poinciana. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

     Avatar is accounting for its investment in the Ocean Palms Joint Venture under the equity method whereby it recognizes its proportionate share of the profits and losses. For the three months ended March 31, 2005 and 2004, Avatar recorded its equity share of earnings of $7,569 and $3,041, respectively. During the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued

RESULTS OF OPERATIONS – continued

first quarter of 2004, construction of the high-rise condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage completion method commenced.

     General and administrative expenses increased $1,571 or 35.4% for the three months ended March 31, 2005 compared to the same period in 2004. The increase was primarily due to increases in professional fees, incentive compensation and compensation expense.

     Interest expense increased $482 or 100.0% for the three months ended March 31, 2005 compared to the same period in 2004. The increase is primarily attributable to the 4.50% Notes outstanding for the entire first quarter of 2005. The 4.50% Notes were issued on March 30, 2004.

     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the three months ended March 31, 2004 have been reported as discontinued operations.

     Income tax expense was provided for at an effective tax rate of 28.2% and 36.2% for the three months ended March 31, 2005 and 2004, respectively. The decrease in the effective tax rate is due to a $2,000 reduction to the valuation allowance for deferred tax assets primarily attributable to the tax over book basis of depreciable assets which are expected to be demolished in late-2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our real estate business strategy is designed to capitalize on Avatar’s competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, production and semi-custom homes and communities, and utilizing commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, and the carrying cost of land.

     Avatar’s operating cash flows fluctuate relative to the status of development within existing communities, expenditures for new developments or other real estate activities and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.

     During the first quarter of 2005, Avatar borrowed $20,000 under the $100,000 Secured Revolving Line of Credit Facility (the “Credit Facility”). As of March 31, 2005, approximately $77,600 was available for borrowings under the Credit Facility, net of approximately $2,400 outstanding letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     During the three months ended March 31, 2005, Avatar purchased land in Florida for a purchase price of approximately $10,300 for residential development. In addition, during April 2005, Avatar purchased land in Florida for a purchase price of approximately $13,800 for residential development.

     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida. Avatar has a 50% equity interest in this joint venture and is the managing member of the project. Avatar contributed $9,127 to the Blueview Joint Venture during the three months ended March 31, 2005 towards acquisition of the property and reimbursement of certain third party costs. Avatar is obligated to provide additional contributions to fund operations if any such contributions are required. In addition, in connection with any loans obtained by the Blueview Joint Venture for the development and construction of the project, Avatar may be required to guaranty any such third-party loan.

     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of our common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued interest and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of March 31, 2005.

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
(dollars in thousands except share and per share data) – continued

LIQUIDITY AND CAPITAL RESOURCES – continued

     For the three months ended March 31, 2005, we did not repurchase shares of our common stock under previous authorizations by the Board of Directors to purchase shares from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2005, the remaining authorization is $16,257.

     For the three months ended March 31, 2005, net cash used in operating activities amounted to $18,113, primarily as a result of increases in land and other inventories of $38,025 partially offset by an increase in customer deposits of $9,710. Contributing to the increase in inventories for the three months ended March 31, 2005 were land acquisitions of $19,200 and expenditures on construction and land development of approximately $18,825. Net cash used in investing activities amounted to $1,582, as a result of expenditures of $776 for investments in property, plant and equipment, as well as expenditures of $806 for investment in an unconsolidated joint venture. Net cash provided by financing activities of $19,672 resulted from borrowings of $20,000 from the Credit Facility partially offset by repayment of real estate debt of $328.

     For the three months ended March 31, 2004, net cash provided by operating activities amounted to $5,230, primarily as a result of increases in accounts payable and accrued and other liabilities of $6,787 and customer deposits of $7,073, partially offset by increases in land and other inventories of $4,313 and other assets of $7,165. Net cash provided by investing activities amounted to $6,028, primarily as a result of net proceeds of $6,664 from the sale of the Harbor Islands marina partially offset by $636 resulting from investments in property, plant and equipment. Net cash provided by financing activities of $57,184 resulted from the proceeds of $120,000 from the issuance of the 4.50% Notes, partially offset by purchase of $42,906 of treasury stock in connection with the issuance of the 4.50% Notes and repayment of real estate debt of $16,385.

     We anticipate that cash flow generated through the combination of profitable operations, sales of commercial and industrial land, sales of non-core assets and/or external borrowings positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, as well as to commence development of new projects on properties currently owned and/or to be acquired.

FORWARD–LOOKING STATEMENTS

     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate development; the level of immigration and in-migration into the areas in which Avatar conducts real estate activities; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued

FORWARD–LOOKING STATEMENTS – continued

housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; adverse weather conditions and natural disasters; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material changes in Avatar’s market risk during the three months ended March 31, 2005. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC’s rules and forms.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except per share data)

     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended March 31, 2005:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program(1)	Program (1)
January 1, 2005 to January 31, 2005	—	$—	—	$16,257
February 1, 2005 to February 28, 2005	—	—	—	$16,257
March 1, 2005 to March 31, 2005	—	—	—	$16,257

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Notes in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2005, the remaining authorization for purchase of shares of Avatar’s common stock was $16,257 . During the three months ended March 31, 2005, Avatar repurchased $0 of Avatar common stock under this authorization.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: May 10, 2005	By:	/s/ Charles L. McNairy
Charles L. McNairy
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 10, 2005	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).