Form 10-K/A
period 2004-12-31
AVATAR HOLDINGS INC
filed 2005-06-03
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
Report of Independent Certified Public Accountants
SIGNATURES
Exhibit Index
Consent of Ernst & Young LLP
Consent of Ernst & Young LLP
Section 302 Certification of President & CEO
Section 302 Certification of Sr. VP & CFO
Section 906 Certification of President & CEO
Section 906 Certification of Sr. VP & CFO

EXPLANATORY NOTE

Avatar Holdings Inc. is filing this amendment on Form 10-K/A to amend Part IV Item 15 and the Exhibit Index of our Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 16, 2005 (the “Form 10-K”). We are including in this amendment (i) the separate financial statements of Ocean Palms, LLC, a joint venture for development of a 38-story, 240-unit high-rise condominium and (ii) exhibits, such as current dated Consent of Independent Registered Public Accounting Firm, Consent of Independent Certified Public Accountants and current dated certifications of Avatar’s Chief Executive Officer and Chief Financial Officer.

Except for the matters described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Form 10-K. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements and Schedules:

See Item 8 “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

(a) (2) Financial Statements Schedules:

Schedule II — Valuation and Qualifying Accounts

Financial statements of Ocean Palms, LLC for the years ended December 31, 2004 and 2003 (unaudited) and for the period December 23, 2002 (inception) through December 31, 2002 (unaudited).

Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

Exhibits:

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)	*	By-laws, as amended and restated June 11, 2003 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003 (File No. 0-7616), and incorporated herein by reference).

3(c)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(d)	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)	*	Registration Rights Agreement dated as of March 30, 2004, between Avatar Holdings Inc. and Citigroup Global Markets Inc., in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 10.1 to Registration Statement on Form S-3 (File No. 333-116267), filed on June 8, 2004, and incorporated herein by reference).

4(c)	*	Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(a)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(d)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(e)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(f)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(g)	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10(h)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(i)	*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(j)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(m)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(n)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(o)	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10(p)	*1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)	*1	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(u)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(y)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(aa)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ab)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ac)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ad)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ae)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(af)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ag)	*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ah)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ai)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(aj)	*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ak)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(al)	*1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(am)	*1	Non-Employee Director Compensation (filed as Exhibit 10(am) to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

10(an)	*1	Certain Compensation of Certain Executive Officers (filed as Exhibit 10(an) to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

11	*1	Computations of earnings per share (filed as Exhibit 11 to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

12	*1	Computations of ratio of earnings to fixed charges (filed as Exhibit 12 to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

21	*1	Subsidiaries of Registrant (filed as Exhibit 21 to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2		Consent of Independent Certified Public Accountants (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and		Deduction/		End of
	of Period	Expenses		(Addition)		Period
Year ended December 31, 2004:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$890	($586	) (1)	($75	)(2)	$379
Allowance for doubtful accounts	504			(193)		697
Valuation allowance for deferred tax assets	18,000			1,000		17,000

Total	$19,394	($586)		$732		$18,076

Year ended December 31, 2003:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$1,840	($1,310	) (1)	($360	)(2)	$890
Allowance for doubtful accounts	556	—		52	(3)	504
Valuation allowance for deferred tax assets	23,000	—		5,000		18,000

Total	$25,396	($1,310)		$4,692		$19,394

Year ended December 31, 2002:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$3,002	($1,316	) (1)	($154	)(2)	$1,840
Allowance for doubtful accounts	500	—		(56	)(2)	556
Valuation allowance for deferred tax assets	25,000	—		2,000		23,000

Total	$28,502	($1,316)		$1,790		$25,396

(1)	(Credit) charge to operations as an (increase) decrease to revenues.

(2)	Charge to operations as an increase to real estate expenses.

(3)	Uncollectible accounts written off.

Financial Statements of Ocean Palms, LLC for the Years Ended December 31, 2004 and 2003 (unaudited) and for the Period December 23, 2002 (inception) through December 31, 2002 (unaudited)

Report of Independent Certified Public Accountants

The Members
Ocean Palms, LLC

We have audited the accompanying balance sheet of Ocean Palms, LLC (the “LLC”) as of December 31, 2004, and the related statements of operations, changes in members’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the LLC’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the LLC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the LLC at December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Miami, Florida
May 19, 2005

Ocean Palms, LLC

Balance Sheets

		(Unaudited)
	December 31,	December 31,
	2004	2003

Assets
Cash and cash equivalents	$207,735	$508,850
Restricted cash	19,476,622	20,590,505
Condominium development in process	14,402,850	37,805,064
Customer receivables	60,836,115	—
Due from member	1,511,256	1,511,256
Other assets	1,236,802	2,091,005

Total assets	$97,671,380	$62,506,680

Liabilities and members’ capital
Accounts payable	$5,892,097	$400,574
Construction retainage payable	2,468,333	193,778
Customer deposits	—	24,971,102
Construction loan payable	35,080,936	13,526,656
Notes payable	2,950,000	2,950,000
Other liabilities	750,000	750,000

Total liabilities	47,141,366	42,792,110

Commitments and contingencies

Members’ capital	50,530,014	19,714,570

Total liabilities and members’ capital	$97,671,380	$62,506,680

See notes to financial statements.

Ocean Palms, LLC

Statements of Operations

For the years ended December 31, 2004 and 2003 (unaudited) and for the period December 23,
2002 (inception) through December 31, 2002 (unaudited)

		(Unaudited)	(Unaudited)
	2004	2003	2002

Revenues:
Sales of condominiums	$98,013,961	$—	$—
Interest and other income	284,152	155,605	2,071

Total revenues	98,298,113	155,605	2,071

Operating expenses:
Cost of condominium sales	66,312,994	—	—
Advertising and promotion	1,131,210	1,441,774	317,246
General and administrative	38,465	20,766	11,750

Total operating expenses	67,482,669	1,462,540	328,996

Net income (loss)	$30,815,444	($1,306,935)	($326,925)

See notes to financial statements.

Ocean Palms, LLC

Statements of Changes in Members’ Capital

	Avatar Ocean	Plaza Luxury
	Palms, Inc.	Group, Inc.	Total

Contributions by members on December 23, 2002 (unaudited)	$868,023	$1,348,430	$2,216,453
Net loss	—	(326,925)	(326,925)

Members’ capital at December 31, 2002 (unaudited)	868,023	1,021,505	1,889,528
Contributions	19,131,977	—	19,131,977
Net loss	(981,733)	(325,202)	(1,306,935)

Members’ capital at December 31, 2003 (unaudited)	19,018,267	696,303	19,714,570
Net income	14,918,173	15,897,271	30,815,444

Members’ capital at December 31, 2004	$33,936,440	$16,593,574	$50,530,014

See notes to financial statements.

Ocean Palms, LLC

Statements of Cash Flows

For the years ended December 31, 2004 and 2003 (unaudited) and for the period December 23,
2002 (inception) through December 31, 2002 (unaudited)

		(Unaudited)	(Unaudited)
	2004	2003	2002

Operating activities
Net income (loss)	$30,815,444	($1,306,935)	($326,925)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Restricted cash	1,113,883	(19,628,434)	(962,071)
Condominium development in process	23,402,214	(32,599,336)	(268,924)
Customer receivables	(60,836,115)	—	—
Due from member	—	(1,273,857)	(237,399)
Other assets	854,203	(1,979,379)	—
Accounts payable	5,491,523	(259,927)	660,501
Construction retainage payable	2,274,555	193,778	—
Customer deposits	(24,971,102)	24,011,102	960,000

Net cash used in operating activities	(21,855,395)	(32,842,988)	(174,818)

Financing activities
Proceeds from construction loan	21,554,280	13,526,656	—
Contributions from member	—	19,131,977	868,023

Net cash provided by financing activities	21,554,280	32,658,633	868,023

Net (decrease) increase in cash and cash equivalents	(301,115)	(184,355)	693,205

Cash and cash equivalents at beginning of period	508,850	693,205	—

Cash and cash equivalents at end of period	$207,735	$508,850	$693,205

Supplemental Disclosures of Non-Cash Activity

Development costs incurred by member and contributed to Ocean Palms, LLC	$—	$—	$1,348,430

See notes to financial statements.

Ocean Palms, LLC
Notes to Financial Statements

December 31, 2004
(2003 and 2002 amounts are unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Operations

On December 23, 2002, the Ocean Palms, LLC (the “LLC”) was formed by and among Avatar Ocean Palms, Inc. (“Avatar”), a wholly-owned subsidiary of Avatar Properties Inc., which is a wholly-owned subsidiary of Avatar Holdings Inc., and Plaza Luxury Group, Inc (“PLG”). The purpose of the LLC is for the development and sale of units within Ocean Palms, a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida.

Avatar and PLG each have a voting interest of 50% and hold a 50% equity interest in the LLC. PLG is the Administrative member responsible for the construction and development of Ocean Palms in conformity with the LLC’s business plan. The LLC is managed by an executive committee comprised of three members from each of Avatar and PLG.

The initial contributions consisted of cash and certain development expenditures incurred prior to the formation of the LLC. Avatar agreed to contribute up to $20,000,000 for pre-construction expenses related to the acquisition of the property and marketing expenditures associated with the project. Under certain circumstances Avatar may be required to contribute an additional $5,000,000.

Profits and losses of the LLC are allocated to the members’ capital accounts in accordance with the operating agreement of the LLC, as amended.

The duration of the LLC commenced as of the date of filing of the Articles of Incorporation and, unless sooner terminated as provided in the operating agreement of the LLC or under the Florida Limited Liability Company Act, shall be perpetual.

Method of Accounting and Basis of Presentation

The balance sheets as of December 31, 2004 and 2003 (unaudited), and the related statements of operations, changes in members’ capital and cash flows for the years ended December 31, 2004 and 2003 (unaudited) and for the period December 23, 2002 (inception) through December 31, 2002 (unaudited) include the accounts of the LLC and have been prepared in accordance with United States generally accepted accounting principles. Any reference to the “period ended December 31, 2002” in the notes to the financial statements hereto refers to the period from December 23, 2002 (inception) through December 31, 2002.

Due to the LLC’s normal operating cycle being in excess of one year, the LLC presents unclassified balance sheets.

Ocean Palms, LLC
Notes to Financial Statements (continued)

December 31, 2004
(2003 and 2002 amounts are unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenues and profits from sales of condominium units and related activities are recognized on the percentage of completion method in accordance with U.S. generally accepted accounting principles governing profit recognition for condominium sales. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage of completion method commenced. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs.

Cash and Cash Equivalents and Restricted Cash

The LLC considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Restricted cash consists of deposits received from buyers of condominium units, which are held in escrow as required by purchase contracts or law. The concentration of credit risk associated with cash and cash equivalents and restricted cash is considered low due to the credit quality of the financial institutions in which deposits are maintained.

Customer Receivables

Customer receivables represent amounts due from purchasers of condominium units under non-cancelable condominium contracts accounted for using the percentage of completion method less customer escrow deposits received totaling $37,177,846 as of December 31, 2004.

Condominium Development in Process

Condominium development in process is stated at cost. Cost includes expenditures for land, construction, development, certain administrative direct and indirect costs, and capitalized interest related to debt used to finance development and construction during the project development period. Under the percentage of completion method of recognizing revenues and profits, condominium development in process is expensed based on relative sales value of units sold and the percentage of the condominium building completed based upon the percentage of total costs incurred in relation to estimated total costs.

Ocean Palms, LLC
Notes to Financial Statements (continued)

December 31, 2004
(2003 and 2002 amounts are unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

Based on Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the LLC is required to review the carrying value of each of its long-lived assets and write down the value of those long-lived assets for which it believes the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The LLC periodically reviews the carrying value of its long-lived assets and, if such reviews indicate an inability to recover of the net book value, adjusts the assets accordingly. No impairment existed at December 31, 2004 and 2003.

Customer Escrow Deposits

Deposits from purchasers of condominium units are deposited in an escrow account through an independent escrow agent. Deposits received from customers as of December 31, 2004 and 2003 totaled $37,177,846 and $24,971,102 (unaudited), respectively. As of December 31, 2004, customer deposits were classified as a reduction of Customer Receivables on the accompanying balance sheets.

Florida condominium law allows condominium developers to utilize customer deposits received in excess of 10% of the sales price of each unit for construction costs. As of December 31, 2004 and 2003, customer deposits of $18,059,725 and $4,486,877 (unaudited), respectively, were used to fund construction costs.

Advertising Costs

The LLC expenses advertising costs as incurred. Advertising costs consist primarily of newspaper, magazine, television, radio, direct mail, billboard, brochures and other media advertising programs. Advertising expense was $1,131,210, $1,441,774 (unaudited) and $317,246 (unaudited) for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002, respectively.

Income Taxes

No provision has been made for federal and state income taxes in the accompanying financial statements since each member includes its proportionate share of income or loss on its respective income tax returns.

Ocean Palms, LLC
Notes to Financial Statements (continued)

December 31, 2004
(2003 and 2002 amounts are unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and cash equivalents and restricted cash approximate their fair values due to their short-term nature. The carrying value of the construction loan payable and notes payable approximates their fair values as substantially all of the debt has a fluctuating interest rate based upon a current market index. The interest rate swap and interest rate cap are recorded at fair value.

Concentration of Credit Risk

The LLC conducts its business in Hollywood, Florida and accordingly, the market value of condominium development is susceptible to changes in market conditions that may occur in this location.

Derivative Instruments

The LLC applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

On December 23, 2003, the LLC entered into an interest rate swap agreement and an interest rate cap agreement to reduce the exposure to market risks from changing interest rates under its variable rate construction loan. The LLC’s strategy is to hedge the construction loan’s float at one-month LIBOR plus a credit spread. This is to be accomplished under the interest rate swap, which locks in a known fixed rate on a known principal balance, and interest rate cap, which establishes a known maximum rate of interest on a known principal balance. Under the interest rate swap, the LLC agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap are recognized as adjustments to interest cost over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. The interest rate swap and interest rate cap have varying notional amounts ranging from approximately $9,900,000 to $48,500,000 and approximately $4,200,000 to $20,800,000, respectively, and mature in January 2006.

Ocean Palms, LLC
Notes to Financial Statements (continued)

December 31, 2004
(2003 and 2002 amounts are unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

The interest rate swap and interest rate cap were designated as cash flow hedges at inception, which were 100% ineffective. Accordingly, changes in their fair values are recognized in earnings each period. The fair value of the interest rate swap and the interest rate cap was approximately $154,000 and $100,000 (unaudited) at December 31, 2004 and 2003, respectively. The net gain recognized in earnings was approximately $100,000 and is included in Cost of Condominium Sales in the accompanying statement of operations for the year ended December 31, 2004. The amount of the hedges’ ineffectiveness in 2003 was not material.

Comprehensive Income (Loss)

For the periods presented, net income (loss) and comprehensive income (loss) are the same.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Condominium Development in Process

Condominium development in process consists of the following:

		(Unaudited)
	December 31,	December 31,
	2004	2003

Land and land acquisition costs	$1,336,647	$22,379,442
Construction and development costs in process	13,066,203	15,425,622

	$14,402,850	$37,805,064

Total costs incurred through December 31, 2004 for the Ocean Palms condominium project was $80,715,844 (representing approximately 60% of the total estimated costs) in which $66,312,994 was expensed through cost of sales during 2004.

Ocean Palms, LLC
Notes to Financial Statements (continued)

December 31, 2004
(2003 and 2002 amounts are unaudited)

3. Construction Loan Payable and Notes Payable

On December 23, 2003, the LLC entered into a $115,000,000 construction loan (the “Loan”) maturing June 20, 2006 with an option to extend the maturity date to December 20, 2006 for the construction of the residential condominium project with parking, cabanas and related amenities and all required on and off-site improvements. The Loan is secured by the property and all improvements thereon. The interest rate for the Loan is equal to LIBOR plus 2.75% per annum. As of December 31, 2004, $35,080,936 was outstanding and $79,919,064 was available for borrowings under the Loan.

Included in notes payable is a purchase money mortgage pursuant to which the LLC may be required to pay up to $2,700,000 representing additional purchase price associated with the acquisition of the land. The property on which the Ocean Palms building is situated was purchased for $21,500,000, of which $3,500,000 was determined by a $50,000 per unit override to the seller of the property for any additional zoning units added beyond 180 units. The property was approved for 250 units by the various governmental entities. The developer agreed to build 240 units to settle a legal dispute. The seller agreed to treat an $800,000 interest payment owed on the mortgage of the base acquisition price of the property as an advance of the additional $3,500,000 purchase price. Up to $2,700,000 would be paid commencing with the 181st unit closing, at the rate of $50,000 per unit, until fully paid.

Also included in notes payable is a purchase money mortgage of $250,000 for payment associated with the property west of the Ocean Palms building which currently is used for the sales center operations for Ocean Palms. The purchase price of this property was $550,000 of which $300,000 was paid in cash on March 18, 2003 with the balance of $250,000 paid in the form of a three-year purchase money mortgage. The interest rate on this purchase money mortgage, which matures on March 18, 2006, is 11.0% per annum paid quarterly.

The following table represents maturities of the construction loan payable and notes payable as of December 31, 2004:

December 31,
2004
2005	$—
2006	38,030,936

Total	$38,030,936

Ocean Palms, LLC
Notes to Financial Statements (continued)

December 31, 2004
(2003 and 2002 amounts are unaudited)

3. Construction Loan Payable and Notes Payable (continued)

Interest of $1,915,961, $551,371 (unaudited) and $0 (unaudited) was incurred and capitalized for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002, respectively. Capitalized interest of $2,320,032, $0 (unaudited) and $0 (unaudited) was expensed through Cost of Condominium Sales in the accompanying statements of operations for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002, respectively.

4. Related Party Transactions

Due from member represents payments by the LLC on behalf of PLG for zoning related work and certain development litigation. In accordance with the operating agreement, the amount due to the LLC bears no interest and will be paid from cash distributions payable to PLG from the LLC.

On March 9, 2004, Avatar Holdings Inc. agreed to lend to the sole stockholder of PLG up to $5,000,000, represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of December 31, 2004, $3,000,000 was outstanding under the promissory note. Unless otherwise paid, advances and interest thereon are payable to Avatar Holdings Inc. from all cash distributions payable to PLG from the LLC.

During 2005, the LLC made two interest free loans to an employee of PLG totaling $307,500. The loans are advances on the gross profit from the sale of two Ocean Palms condominium units and are secured by assignments of the contracts. These loans will be repaid from the net proceeds generated from the closing of these units.

5. Commitments and Contingencies

The LLC leases trailers for its sales operations under operating leases that expire on December 30, 2005. Rent expense for these leases for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002 was $21,916, $34,654 (unaudited) and $0 (unaudited), respectively. Minimum rental commitments under these operating leases as of December 31, 2004 are approximately $20,000 for 2005. The rent expense associated with these leases is capitalized into Condominium Development in Process.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.
Dated: June 3, 2005	By:	/s/ Charles L. McNairy
Charles L. McNairy, Executive
Vice President, Treasurer and Chief Financial Officer

Exhibit Index

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)	*	By-laws, as amended and restated June 11, 2003 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003 (File No. 0-7616), and incorporated herein by reference).

3(c)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(d)	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)	*	Registration Rights Agreement dated as of March 30, 2004, between Avatar Holdings Inc. and Citigroup Global Markets Inc., in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 10.1 to Registration Statement on Form S-3 (File No. 333-116267), filed on June 8, 2004, and incorporated herein by reference).

4(c)	*	Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(a)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(d)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index – continued

10(e)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(f)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(g)	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10(h)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(i)	*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(j)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(m)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(n)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(o)	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10(p)	*1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index – continued

10(q)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)	*1	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(u)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(y)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(aa)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ab)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index – continued

10(ac)	*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ad)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ae)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(af)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ag)	*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ah)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ai)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(aj)	*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ak)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(al)	*1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(am)	*1	Non-Employee Director Compensation (filed as Exhibit 10(am) to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

10(an)	*1	Certain Compensation of Certain Executive Officers (filed as Exhibit 10(an) to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index – continued

11	*	Computations of earnings per share (filed as Exhibit 11 to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

12	*	Computations of ratio of earnings to fixed charges (filed as Exhibit 12 to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

21	*	Subsidiaries of Registrant (filed as Exhibit 21 to Form 10-K for the year ended December 31, 2004 (File No. 0-7616), and incorporated herein by reference).

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2		Consent of Independent Certified Public Accountants (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).