Form 10-Q
period 2005-06-30
AVATAR HOLDINGS INC
filed 2005-08-08
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☑           No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,058,129 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2005.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$9,060	$28,190
Restricted cash	13,238	7,445
Receivables, net	30,360	22,942
Land and other inventories	378,470	299,158
Land inventory not owned	17,490	16,890
Property, plant and equipment, net	40,694	38,326
Investment in unconsolidated joint ventures	45,453	33,936
Prepaid expenses	13,529	17,581
Other assets	10,480	14,068
Deferred income taxes	4,927	3,536
Assets of business transferred under contractual arrangements	16,274	15,430
Assets held for sale	9,061	10,612

Total Assets	$589,036	$508,114

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$120,000
Real estate	48,724	19,384
Obligations related to land inventory not owned	17,490	16,890
Estimated development liability for sold land	22,183	20,493
Accounts payable	20,131	15,277
Accrued and other liabilities	17,329	14,058
Customer deposits	63,311	47,443
Liabilities of business transferred under contractual arrangements	8,113	8,013
Liabilities held for sale	442	321

Total Liabilities	317,723	261,879

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,581,388 shares at June 30, 2005 and December 31, 2004	10,581	10,581
Additional paid-in capital	212,715	212,475
Unearned restricted stock units	(6,734)	(8,013)
Retained earnings	129,347	105,788

	345,909	320,831

Treasury stock: at cost, 2,523,259 shares at June 30, 2005 and December 31, 2004	(74,596)	(74,596)

Total Stockholders’ Equity	271,313	246,235

Total Liabilities and Stockholders’ Equity	$589,036	$508,114

     See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the six and three months ended June 30, 2005 and 2004
(Unaudited)
(Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2005	2004	2005	2004
Revenues
Real estate sales	$197,473	$162,966	$106,750	$86,261
Deferred gross profit on homesite sales	192	337	78	34
Interest income	682	460	328	316
Other	838	1,556	602	1,421

Total revenues	199,185	165,319	107,758	88,032

Expenses
Real estate expenses	164,110	139,282	91,162	73,691
General and administrative expenses	12,244	9,717	6,234	5,278
Interest expense	461	611	—	611
Other	34	51	13	44

Total expenses	176,849	149,661	97,409	79,624

Equity earnings from unconsolidated joint ventures	12,324	5,984	4,755	2,943

Income from continuing operations before income taxes	34,660	21,642	15,104	11,351
Income tax expense	(10,298)	(7,541)	(4,801)	(3,863)

Income from continuing operations after income taxes	24,362	14,101	10,303	7,488

Discontinued operations:
(Loss) income from discontinued operations including estimated (loss) on disposal of ($1,683) for the six and three months ended in 2005 and gain on disposal of $6,559 and $3,775 for the six and three months in 2004, respectively	(1,295)	6,538	(1,474)	3,682
Income tax benefit (expense)	492	(2,484)	560	(1,399)

(Loss) income from discontinued operations	(803)	4,054	(914)	2,283

Net income	$23,559	$18,155	$9,389	$9,771

Basic EPS:
Income from continuing operations after income taxes	$3.02	$1.60	$1.28	$0.90
(Loss) income from discontinued operations	(0.10)	0.46	(0.11)	0.28

Net income	$2.92	$2.06	$1.17	$1.18

Diluted EPS:
Income from continuing operations after income taxes	$2.46	$1.47	$1.05	$0.78
(Loss) income from discontinued operations	(0.07)	0.40	(0.09)	0.21

Net income	$2.39	$1.87	$0.96	$0.99

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2005 and 2004
(Dollars in Thousands)

	2005	2004
OPERATING ACTIVITIES
Net income	$23,559	$18,155
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,446	2,226
Amortization of restricted stock	1,465	1,343
Loss (income) on disposal from discontinued operations	1,043	(4,067)
Deferred gross profit	(192)	(337)
Equity earnings from unconsolidated joint venture	(12,324)	(5,984)
Deferred income taxes	(1,391)	571
Changes in operating assets and liabilities:
Restricted cash	(5,793)	(2,761)
Receivables, net	(7,226)	268
Land and other inventories	(67,301)	(13,088)
Prepaid expenses	539	(6,498)
Other assets	7,101	(1,517)
Customer deposits	15,868	11,129
Accounts payable and accrued and other liabilities	(6,131)	(2,409)
Assets/liabilities of business transferred under contractual arrangements	(744)	(6,556)
Assets/liabilities of discontinued operations	629	169

NET CASH USED IN OPERATING ACTIVITIES	(48,452)	(9,356)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(825)	(1,197)
Investment in unconsolidated joint ventures	(888)	—
Distributions from unconsolidated joint ventures	1,695	—
Net proceeds from sale of discontinued operations	—	12,839

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18)	11,642

FINANCING ACTIVITIES
Proceeds from revolving line of credit	30,000	—
Proceeds from issuance of 4.50% Notes	—	120,000
Payment of issuance costs from 4.50% Notes	—	(3,968)
Principal payments of real estate borrowings	(660)	(16,429)
Purchase of treasury stock	—	(42,906)
Proceeds from exercise of stock options	—	600

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,340	57,297

(DECREASE) INCREASE IN CASH	(19,130)	59,583

Cash and cash equivalents at beginning of period	28,190	24,565

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,060	$84,148

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) – continued
For the six months ended June 30, 2005 and 2004
(Dollars in Thousands)

	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest — (net of amount capitalized of $3,679 and $1,270 in 2005 and 2004, respectively)	($71)	($1,088)

Income taxes	$7,000	$11,125

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2005
(Dollars in thousands except share and per share data)
Basis of Statement Presentation and Summary of Significant Accounting Policies
     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and its subsidiaries and variable interest entities for which Avatar is deemed to be the primary beneficiary (“Avatar”). All significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated balance sheets as of June 30, 2005 and December 31, 2004, and the related consolidated statements of income for the six and three months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The year-end balance sheet was derived from audited financial statements included in Avatar’s Forms 10-K and 10-K/A but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Avatar’s December 31, 2004 audited financial statements in Avatar’s 2004 Annual Report on Forms 10-K and 10-K/A and the notes to Avatar’s consolidated financial statements included therein.
Reclassifications
     Certain 2004 financial statement items have been reclassified to conform to the 2005 presentation.
Land and Other Inventories
     Inventories consist of the following:

	June 30,
	2005	December 31,
	(Unaudited)	2004
Land developed and in process of development	$163,101	$165,618
Land held for future development or sale	105,941	72,656
Dwelling units completed or under construction	108,879	60,501
Other	549	383

	$378,470	$299,158

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Land and Other Inventories — continued
     During the six months ended June 30, 2005, Avatar purchased various parcels of land in Florida for an aggregate purchase price of approximately $24,200 for residential development and entered into a consolidated joint venture that acquired a parcel of property in South Florida for a purchase price of $8,900 (see “Joint Ventures”).
     During the six months ended June 30, 2005, Avatar realized a pre-tax profit of approximately $4,000 on the sale of commercial property in Poinciana.
Notes, Mortgage Notes and Other Debt
     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which Avatar filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering re-sales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of Avatar’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for Avatar’s common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at Avatar’s option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of June 30, 2005.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Notes, Mortgage Notes and Other Debt — continued
     As of June 30, 2005, Avatar’s borrowings totaled $30,000 under the $100,000 Secured Revolving Line of Credit Facility (the “Credit Facility”) and approximately $67,285 was available for borrowings under the Credit Facility, net of approximately $2,715 outstanding letters of credit.
Estimated Development Liability
     The estimated development liability for infrastructure construction materials and services in Poinciana and Rio Rico increased $1,660 and $1,060 due to rising costs for such items as concrete, steel and labor during the six and three months ended June 30, 2005, respectively.
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
     During the six and three months ended June 30, 2005 and 2004 changes in the warranty accrual consisted of the following (unaudited):

	Six Months		Three Months
	2005	2004	2005	2004
Accrued warranty reserve, beginning of period	$1,370	$977	$983	$1,092
Estimated warranty expense	1,145	859	655	450
Amounts charged against warranty reserve	(1,305)	(610)	(428)	(316)

Accrued warranty reserve, end of period	$1,210	$1,226	$1,210	$1,226

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
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 24,014 shares and 21,000 shares of Avatar common stock for the six and three months ended June 30, 2004, respectively, due to the exercise of stock options. Avatar did not issue any shares of common stock during the six months ended June 30, 2005.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the six and three months ended June 30, 2005 and 2004 (unaudited):

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Earnings Per Share — continued

	Six Months		Three Months
	2005	2004	2005	2004

Numerator:
Basic earnings per share – income from continuing operations	$24,362	$14,101	$10,303	$7,488
Interest expense on 4.50% Notes, net of tax	1,650	836	823	836

Diluted earnings per share – income from continuing operations	$26,012	$14,937	$11,126	$8,324

Basic earnings per share – net income	$23,559	$18,155	$9,389	$9,771
Interest expense on 4.50% Notes, net of tax	1,650	836	823	836

Diluted earnings per share – net income	$25,209	$18,991	$10,212	$10,607

Denominator:
Basic weighted average shares outstanding	8,058,129	8,815,041	8,058,129	8,264,150
Effect of dilutive restricted stock	181,826	115,645	189,176	115,521
Effect of dilutive employee stock options	41,773	38,506	41,392	36,356
Effect of dilutive 4.50% Notes	2,280,068	1,165,090	2,280,068	2,280,068

Diluted weighted average shares outstanding	10,561,796	10,134,282	10,568,765	10,696,095

     Under SFAS No. 128, issuers of contingently convertible debt instruments (such as the 4.50% Notes), which generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target, exclude the potential common shares from the calculation of diluted earnings per share until the market price or other contingency is met. However, the Emerging Issues Task Force (EITF) reached a final consensus for accounting for contingently convertible debt instruments as it relates to earnings per share in Issue 04-8 “The Effect of Contingently Convertible Debt on Earnings Per Share” (“Issue 04-8”). The EITF affirmed its final consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. Avatar implemented Issue 04-8 during the fourth quarter of 2004 by including the dilutive effect of the 4.50% Notes. Avatar restated diluted earnings per share for the six and three months ended June 30, 2004.
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
     On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 authorization which allows Avatar to purchase, from time to time, shares of its common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, to also include repurchases of the 4.50% Notes. For the six months ended June 30, 2005, Avatar did not repurchase any shares of its common stock or 4.50% Notes. As of June 30, 2005, Avatar is authorized to repurchase $16,257 of its common stock and/or 4.50% Notes.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Stock-Based Compensation
     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, Avatar accounts for stock-based compensation based on intrinsic value in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations and provides the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. For restricted stock units granted, the value is based on the market price of Avatar’s common stock on the date the specified hurdle price is achieved, provided such provisions are applicable, or the date of grant. Compensation expense from restricted stock units is recognized using the straight-line method over the vesting period. Compensation expense of $1,465 and $740 has been recognized for the six and three months ended June 30, 2005, respectively, and compensation expense of $1,342 and $933 for the six and three months ended June 30, 2004, respectively. Unearned compensation for restricted stock units is shown as a reduction of stockholders’ equity in the consolidated balance sheets. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices greater than the market value of Avatar’s stock on the grant date.
     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma net income and pro forma earnings per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the six and three months ended June 30, 2005 and 2004 had compensation expense for stock-based compensation awarded under Avatar’s stock-based incentive compensation plan been based on fair value at the grant date (unaudited):

	Six Months		Three Months
	2005	2004	2005	2004
Net income – as reported	$23,559	$18,155	$9,389	$9,771

Add: Stock-based compensation expense included in reported net income, net of tax	908	832	459	578

Deduct: stock-based compensation expense determined using the fair value method, net of tax	(999)	(923)	(505)	(624)

Net income – pro forma	$23,468	$18,064	$9,343	$9,725

Earnings Per Share:
Basic
As reported	$2.92	$2.06	$1.17	$1.18

Pro forma	$2.91	$2.05	$1.16	$1.18

Diluted
As reported	$2.39	$1.87	$0.96	$0.99

Pro forma	$2.38	$1.87	$0.96	$0.99

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Income Taxes
     The components of income tax expense from continuing operations for the six and three months ended June 30, 2005 and 2004 are as follows (unaudited):

	Six Months		Three Months
	2005	2004	2005	2004
Current
Federal	$9,531	$7,972	$5,123	$3,436
State	1,613	1,349	867	581

Total current	11,144	9,321	5,990	4,017

Deferred
Federal	(724)	(1,522)	(1,017)	(132)
State	(122)	(258)	(172)	(22)

Total deferred	(846)	(1,780)	(1,189)	(154)

Total income tax expense	$10,298	$7,541	$4,801	$3,863

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Avatar’s deferred income tax assets and liabilities are as follows:

	June 30,
	2005	December 31,
	(Unaudited)	2004
Deferred income tax assets
Tax over book basis of land inventory	$13,000	$16,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	1,000	1,000
Executive incentive compensation	3,000	2,000
Discontinued operations	1,000	—
Other	2,927	1,536

Total deferred income tax assets	21,927	21,536

Valuation allowance for deferred income tax assets	(14,000)	(17,000)

Deferred income tax after valuation allowance	7,927	4,536

Deferred income tax liabilities
Book over tax income recognized on Ocean Palms Joint Venture	(3,000)	(1,000)

Net deferred income tax assets	$4,927	$3,536

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Income Taxes -continued
     Avatar has recorded a valuation allowance of $14,000 with respect to deferred income tax assets as of June 30, 2005. Included in the valuation allowance for deferred income tax assets is approximately $1,000 which if utilized, will be credited to additional paid-in capital. This valuation allowance was generated in years prior to reorganization on October 1, 1980. For the six and three months ended June 30, 2005, Avatar decreased the valuation allowance by $3,000 and $1,000, respectively, which is primarily attributable to the tax over book basis of land inventory in Poinciana and to the tax over book basis of depreciable assets which are expected to be demolished in late-2005.
     A reconciliation of income tax expense from continuing operations to the expected income tax expense at the federal statutory rate of 35% for the six and three months ended June 30, 2005 and 2004 is as follows (unaudited):

	Six Months		Three Months
	2005	2004	2005	2004
Income tax expense computed at statutory rate	$12,131	$7,575	$5,286	$3,973
State income tax, net of federal benefit	1,239	763	540	406
Other, net	(72)	203	(25)	484
Change in valuation allowance on deferred tax assets	(3,000)	(1,000)	(1,000)	(1,000)

Income tax expense	$10,298	$7,541	$4,801	$3,863

Joint Ventures
     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida. Avatar has a 50% equity interest in this joint venture and is the managing member of the project. Avatar contributed $9,344 to the Blueview Joint Venture during the six months ended June 30, 2005 towards acquisition of the property and reimbursement of certain third party costs. Avatar is obligated to provide additional contributions to fund operations if any such contributions are required. In addition, in connection with any loans obtained by the Blueview Joint Venture for the development and construction of the project, Avatar may be required to guarantee any such third-party loans. Avatar consolidated the Blueview Joint Venture and eliminated all significant intercompany accounts and transactions. As of June 30, 2005, the Blueview Joint Venture had total assets of $9,914.
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby Avatar had a 50% equity interest in the Regalia Joint Venture. On June, 30, 2005, Avatar assigned its 50% equity interest in the Regalia Joint Venture to Avatar’s 50% equity partner for which Avatar received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, Avatar may advance up to an additional $750. The interest rate on this promissory note is 8% per annum. Unpaid principal and interest under this promissory note is due and payable on June 30, 2006. Although legal transfer of ownership occurred in this transaction, for accounting purposes the risks of ownership have not been transferred to allow Avatar to recognize this transaction as a sale. The consolidated assets and liabilities of the Regalia Joint Venture are reflected on the accompanying consolidated balance sheet as “Assets of business transferred under

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Joint Ventures — continued
contractual arrangements” and “Liabilities of business transferred under contractual arrangements”, respectively, as of June 30, 2005 and December 31, 2004.
     In December 2002, a subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. In December 2003, the Ocean Palms Joint Venture closed on a $115,000 construction financing package and commenced development and construction. This financing is not guaranteed by Avatar. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage of completion method commenced. Avatar has a 50% equity interest in the Ocean Palms Joint Venture and is accounting for its investment under the equity method whereby Avatar recognizes its share of profits and losses. As of June 30, 2005, Avatar has funded $20,000 to the Ocean Palms Joint Venture.
     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, to be represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of June 30, 2005 and December 31, 2004, $3,510 and $3,000, respectively, was outstanding under the promissory note which is included in Receivables, net in the accompanying consolidated balance sheets. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture member.
     The following is the Ocean Palms Joint Venture’s condensed balance sheets as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Assets:
Cash and cash equivalents	$2,155	$208
Restricted cash	25,998	19,476
Due from joint venture partner	1,511	1,511
Condominium development in process	—	14,403
Customer receivables	123,017	60,836
Other assets	1,235	1,237

Total assets	$153,916	$97,671

Liabilities and members’ capital:
Accounts payable and accrued liabilities	$16,794	$8,360
Construction and notes payable	60,804	38,781
Members’ Capital:
Avatar	44,598	33,936
Joint venture member	31,720	16,594

Total liabilities and members’ capital	$153,916	$97,671

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Joint Ventures – continued
     The following is the Ocean Palms Joint Venture’s condensed statements of income for the six and three months ended June 30, 2005 and 2004 (unaudited):

	Six Months		Three Months
	2005	2004	2005	2004
Revenues:
Sales of condominiums	$80,281	$36,149	$30,450	$15,568
Interest and other income	1,575	125	668	68

Total revenues	81,856	36,274	31,118	15,636

Operating expenses:
Cost of sales	54,066	23,850	20,554	10,277
Operating costs and expenses	172	1,334	62	517

Total operating expenses	54,238	25,184	20,616	10,794

Net income	$27,618	$11,090	$10,502	$4,842

     Avatar’s share of the net profit from the Ocean Palms Joint Venture is $12,357 and $5,984 for the six months ended June 30, 2005 and 2004, respectively, and $4,788 and $2,943 for the three months ended June 30, 2005 and 2004, respectively.
Consolidation of Variable Interest Entities
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
     Avatar evaluated the impact of FIN 46(R) as it relates to its equity interest in the Blueview Joint Venture, and determined the Blueview Joint Venture is a variable interest entity and Avatar is the primary beneficiary, since it is the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, Avatar, under the provisions of FIN 46(R), commenced consolidating the Blueview Joint Venture into its financial statements during the first quarter of 2005.

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
Discontinued Operations
     During the second quarter of 2005, Avatar entered into a non-binding letter of intent for the sale of the stock of Rio Rico Utilities, Inc., its water and wastewater utilities operations in Rio Rico, Arizona; however, there is no assurance that the transaction will be consummated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Therefore, Avatar recorded an estimated loss on the disposal of Rio Rico Utilities of $1,683 for the six and three months ended June 30, 2005. SFAS 144 also requires Avatar to classify Rio Rico Utilities as held for sale. The assets and liabilities of Rio Rico Utilities operations have been segregated in the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004 and the operating results for the six and three months ended June 30, 2005 and 2004 have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for the six and three months ended June 30, 2005 were $1,400 and $754, respectively, and revenues for the six and three months ended June 30, 2004 were $1,242 and $528, respectively.
     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the six and three months ended June 30, 2004 have been reported as discontinued operations. On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,775 on this sale and the operating results for the six and three months ended June 30, 2004 have been reported as discontinued operations.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Financial Information Relating To Industry Segments
     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2005 and 2004 (unaudited):

	Six Months		Three Months
	2005	2004	2005	2004
Revenues:
Segment revenues
Primary residential	$119,039	$108,537	$64,617	$56,985
Active adult community	67,544	49,647	38,449	26,352
Commercial and industrial and other land sales	8,017	1,553	2,217	1,179
Other operations	3,344	4,490	1,871	3,001

	197,944	164,227	107,154	87,517

Unallocated revenues
Deferred gross profit	192	337	78	34
Interest income	682	460	328	316
Other	367	295	198	165

Total revenues	$199,185	$165,319	$107,758	$88,032

Operating income:
Segment operating income
Primary residential	$25,031	$20,219	$13,308	$10,649
Active adult community	6,061	3,505	3,908	1,594
Commercial and industrial and other land sales	6,909	1,108	1,504	890
Other operations	1,019	2,680	621	1,966

	39,020	27,512	19,341	15,099

Unallocated income (expenses)
Equity earnings from unconsolidated joint ventures	12,324	5,984	4,755	2,943
Deferred gross profit	192	337	78	34
Interest income	682	460	328	316
General and administrative expenses	(12,244)	(9,717)	(6,234)	(5,278)
Interest expense	(461)	(611)	—	(611)
Other	(4,853)	(2,323)	(3,164)	(1,152)

Income from continuing operations before income taxes	$34,660	$21,642	$15,104	$11,351

     The following table summarizes Avatar’s assets for reportable segments as of June 30, 2005 (unaudited) and December 31, 2004:

	June 30,
	2005	December 31,
	(unaudited)	2004
Assets
Primary residential	$216,364	$167,253
Active adult community	106,351	98,847
Commercial and industrial and other land sales	8,420	8,854
Assets of business transferred under contractual arrangements	16,274	15,430
Assets held for sale	9,061	10,612
Unallocated assets	232,566	207,118

Total assets	$589,036	$508,114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
RESULTS OF OPERATIONS
     In the preparation of its financial statements, Avatar applies United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of Avatar’s accounting policies, refer to Avatar Holdings Inc.’s 2004 Annual Report on Forms 10-K and 10-K/A.
     The following discussion of Avatar’s financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and accompanying notes included in our Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2004.
     The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2005 and 2004:

	Six Months		Three Months
	2005	2004	2005	2004
Operating income:
Primary residential
Revenues	$119,039	$108,537	$64,617	$56,985
Expenses	94,008	88,318	51,309	46,336

Net operating income	25,031	20,219	13,308	10,649

Active adult community
Revenues	67,544	49,647	38,449	26,352
Expenses	61,483	46,142	34,541	24,758

Net operating income	6,061	3,505	3,908	1,594

Commercial and industrial and other land sales
Revenues	8,017	1,553	2,217	1,179
Expenses	1,108	445	713	289

Net operating income	6,909	1,108	1,504	890

Other operations
Revenues	3,344	4,490	1,871	3,001
Expenses	2,325	1,810	1,250	1,035

Net operating income	1,019	2,680	621	1,966

Operating income	39,020	27,512	19,341	15,099

Unallocated income (expenses):
Equity earnings from unconsolidated joint ventures	12,324	5,984	4,755	2,943
Deferred gross profit	192	337	78	34
Interest income	682	460	328	316
General and administrative expenses	(12,244)	(9,717)	(6,234)	(5,278)
Interest expense	(461)	(611)	—	(611)
Other real estate expenses	(4,853)	(2,323)	(3,164)	(1,152)

Income from continuing operations	34,660	21,642	15,104	11,351
Income tax expense	(10,298)	(7,541)	(4,801)	(3,863)
Income (loss) from discontinued operations	(803)	4,054	(914)	2,283

Net income	$23,559	$18,155	$9,389	$9,771

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
     Data from primary residential and active adult homebuilding operations for the six and three months ended June 30, 2005 and 2004 is summarized as follows:

	Six Months		Three Months
	2005	2004	2005	2004
Units closed
Number of units	763	738	421	384
Aggregate dollar volume	$179,885	$152,718	$100,006	$80,275
Average price per unit	$236	$207	$238	$209

Contracts signed, net of cancellations
Number of units	1,117	1,256	441	707
Aggregate dollar volume	$324,950	$298,628	$145,211	$165,029
Average price per unit	$291	$238	$329	$233

Backlog
Number of units	2,542	1,896
Aggregate dollar volume	$669,842	$437,677
Average price per unit	$264	$231
     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the six and three months ended June 30, 2005 and 2004:

	Six Months		Three Months
	2005	2004	2005	2004
Units closed
Number of units	750	722	414	377
Aggregate dollar volume	$157,195	$130,813	$88,195	$70,183
Average price per unit	$210	$181	$213	$186

Contracts signed, net of cancellations
Number of units	1,116	1,242	440	704
Aggregate dollar volume	$323,068	$273,963	$143,112	$158,105
Average price per unit	$290	$221	$325	$225

Backlog
Number of units	2,540	1,870
Aggregate dollar volume	$663,583	$393,278
Average price per unit	$261	$210
     Avatar is an equity member in the Ocean Palms Joint Venture for development and construction of a 240 unit high-rise condominium, which sales are not included in the foregoing charts. Since the commencement of sales in 2003 through June 30, 2005, all 240 units were sold at an aggregate sales volume of $203,717.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
     The number of contracts signed as well as closings for the three months ended June 30, 2005 were adversely affected as the result of several factors. Near-record rainfall in Central Florida during June 2005 delayed land development activities and delayed the start of construction of new homes under contract because of saturated land conditions. In addition, we established sales policies intended to reduce the current backlog; and we instituted programs to discourage the purchase of homes in our active adult community by speculators.
     Results for Avatar’s active adult community, Solivita, included in the foregoing tables for the six and three months ended June 30, 2005 are: 504 and 177 contracts were signed (net of cancellations), with an aggregate sales volume of $137,760 and $55,699, respectively; 318 and 174 homes closed, generating revenues from Solivita homebuilding operations of $64,304 and $36,841, respectively. Results for Solivita included in the foregoing tables for the six and three months ended June 30, 2004 are: 435 and 243 contracts were signed (net of cancellations), with an aggregate sales volume of $89,492 and $49,846, respectively; 227 and 121 homes closed, generating revenues from Solivita homebuilding operations of $47,212 and $25,181, respectively. Backlog at June 30, 2005 and 2004 totaled 908 units at $225,141 and 653 units at $130,914, respectively.
     Results for Harbor Islands for the six and three months ended June 30, 2005 are: 13 and 7 homes closed, generating revenues of $22,691 and $11,812, respectively. Results for Harbor Islands for the six and three months ended June 30, 2004 are: 16 and 7 homes closed, generating revenues of $21,905 and $10,091, respectively. As of June 30, 2005, one house remains for sale and one contract was signed during the six and three months ended June 30, 2005. For the six and three months ended June 30, 2004, 14 and 3 contracts were signed (net of cancellations), respectively, with an aggregate sales volume of $24,665 and $6,923, respectively. Backlog at June 30, 2005 and 2004 totaled 2 units at $6,260 and 26 units at $44,399, respectively. It is anticipated that closings of all units at Harbor Islands will be completed during 2005.
     Net income for the six and three months ended June 30, 2005 and 2004 was $23,559 or $2.39 per diluted share ($2.92 per basic share) and $9,389 or $0.96 per diluted share ($1.17 per basic share), respectively, compared to net income of $18,155 or $1.87 per diluted share ($2.06 per basic share) and $9,771 or $0.99 per diluted share ($1.18 per basic share). The increase in net income for the six month period was primarily due to increases in primary residential operations, active adult operating results and commercial and industrial land sales, as well as increases in earnings recognized from the Ocean Palms Joint Venture. The increase for the six month period was partially mitigated by increases in general and administrative expenses and other real estate expenses as well as the gain from the sale of discontinued operations for the six months ended June 30, 2004. Also partially mitigating the increase in net income for the six months ended June 30, 2005 was an estimated loss on disposal relating to Rio Rico Utilities of $1,683. The decrease in net income for the three month period was primarily due to the gain from the sale of discontinued operations for the three months ended June 30, 2004 as well as the estimated loss on disposal relating to Rio Rico Utilities of $1,683 for the three months ended June 30, 2005. The decrease in net income for the three month period was partially mitigated by increases in primary residential operations, active adult operating results and commercial and industrial land sales, as well as increases in earnings recognized from unconsolidated joint venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
     Revenues from primary residential operations increased $10,502 or 9.7% and $7,632 or 13.4% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Expenses from primary residential operations increased $5,690 or 6.4% and $4,973 or 10.7% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. The increases in revenues is attributable to increases in the average price per unit closed, partially mitigated by a lower number of closings compared to the six and three months ended June 30, 2004 due to construction delays at our Poinciana and Bellalago developments as a result of the impact of three hurricanes during the third quarter of 2004. The increase in expenses in primary residential operations is attributable to the associated costs related to price increases for materials and services.
     Revenues from active adult operations increased $17,897 or 36.0% and $12,097 or 45.9% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Expenses from active adult operations increased $15,341 or 33.2% and $9,783 or 39.5% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. The increases in revenues are primarily due to increases in the number of units closed and increases in activity at the amenity operations at Solivita. The increase in expenses in active adult operations is primarily attributable to costs associated with the higher volume of closings and price increases for materials and services.
     Revenues from commercial and industrial and other land sales increased $6,464 or 416.2% and $1,038 or 88.0% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Expenses from commercial and industrial and other land sales increased $663 or 149.0% and $424 or 146.7% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. During the six months ended June 30, 2005, Avatar realized a pre-tax profit of approximately $4,000 on the sale of commercial property in Poinciana. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Revenues from other operations decreased $1,146 or 25.5% and $1,130 or 37.7% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. Expenses from other operations increased $515 or 28.5% and $215 or 20.8% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. The decreases in revenues from other operations is primarily attributable to approximately $1,300 recognized and earned during the six and three months ended June 30, 2004 from escrowed funds associated with the sale of substantially all of the assets from the utilities operation in Florida during 1999. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency and rental operations.
     Equity earnings from unconsolidated joint ventures represents Avatar’s proportionate share of profits and losses from its investments in unconsolidated joint ventures whereby Avatar is accounting for its investment under the equity method. For the six and three months ended June 30, 2005, Avatar recognized $12,357 and $4,788, respectively, of earnings compared to $5,984 and $2,943 of earnings for the six and three months ended June 30, 2004, respectively, from its investment in the Ocean Palms Joint Venture. Earnings from the Ocean Palms Joint Venture are recognized on the percentage of completion method of accounting. Construction of the highrise condominium building in Hollywood, Florida could be completed in late-fourth-quarter 2005. Therefore, we are unlikely to realize significant equity earnings from unconsolidated joint ventures during 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
     General and administrative expenses increased $2,527 or 26.0% and $956 or 18.1% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. The increase was primarily due to increases in professional fees, incentive compensation and compensation expense.
     Other real estate expense, which represents real estate taxes and property maintenance not allocable to specific operations, increased by $2,530 or 108.9% and $2,012 or 174.7% for the six and three months ended June 30, 2005, respectively, compared to the same periods in 2004. The increases are primarily attributable to increased estimated development liability for infrastructure construction materials and services in Poinciana and Rio Rico due to rising costs during the six and three months ended June 30, 2005 for such items as concrete, steel and labor.
     During the second quarter of 2005, Avatar entered into a non-binding letter of intent for the sale of the stock of Rio Rico Utilities, Inc., its water and wastewater utilities operations in Rio Rico, Arizona; however, there is no assurance that the transaction will be consummated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Therefore, Avatar recorded an estimated loss on the disposal of Rio Rico Utilities of $1,683 for the six and three months ended June 30, 2005. SFAS 144 also requires Avatar to classify Rio Rico Utilities as held for sale. The assets and liabilities of Rio Rico Utilities operations have been segregated in the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004 and the operating results for the six and three months ended June 30, 2005 and 2004 have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for the six and three months ended June 30, 2005 were $1,400 and $754, respectively, and revenues for the six and three months ended June 30, 2004 were $1,242 and $528, respectively.
     On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,775 on this sale and the operating results for the six and three months ended June 30, 2004 have been reported as discontinued operations in the accompanying consolidated statements of income. During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the six months ended June 30, 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     Income tax expense was provided for at an effective tax rate of 29.4% and 31.1% for the six and three months ended June 30, 2005, respectively, compared to 35.6% and 35.0% for the six and three months ended June 30, 2004, respectively. The decrease in the effective tax rate for the six months ended June 30, 2005 compared to the same period in 2004 is due primarily to a $2,000 reduction to the valuation allowance for deferred tax assets primarily attributable to the tax over book basis of depreciable assets which are expected to be demolished in late-2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES
     Our real estate business strategy is designed to capitalize on Avatar’s competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, production and semi-custom homes and communities, and utilizing commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements and the carrying cost of land.
     Avatar’s operating cash flows fluctuate relative to the status of development within existing communities, expenditures for new developments or other real estate activities and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.
     As of June 30, 2005, Avatar’s borrowings totaled $30,000 under the $100,000 Secured Revolving Line of Credit Facility (the “Credit Facility”) and approximately $67,285 was available for borrowings under the Credit Facility, net of approximately $2,715 outstanding letters of credit.
     During the six months ended June 30, 2005, Avatar purchased various parcels of land in Florida for an aggregate purchase price of approximately $24,200 for residential development and entered into a joint venture for the acquisition and development of an additional parcel of property in South Florida for a purchase price of $8,900.
     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida. Avatar has a 50% equity interest in this joint venture and is the managing member of the project. Avatar contributed $9,344 to the Blueview Joint Venture during the six months ended June 30, 2005 towards acquisition of the property and reimbursement of certain third party costs. Avatar is obligated to provide additional contributions to fund operations if any such contributions are required. In addition, in connection with any loans obtained by the Blueview Joint Venture for the development and construction of the project, Avatar may be required to guarantee any such third-party loan.
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby Avatar had a 50% equity interest in the Regalia Joint Venture. On June, 30, 2005, Avatar assigned its 50% equity interest in the Regalia Joint Venture to Avatar’s 50% equity partner for which Avatar received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, Avatar may advance up to an additional $750. The interest rate on this promissory note is 8% per annum. Unpaid principal and interest under this promissory note is due and payable on June 30, 2006. Although legal transfer of ownership occurred in this transaction, for accounting purposes the risks of ownership have not been transferred to allow Avatar to recognize this transaction as a sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, to be represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of June 30, 2005 and December 31, 2004, $3,510 and $3,000, respectively, was outstanding under the promissory note which is included in Receivables, net in the accompanying consolidated balance sheets. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture member.
     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of our common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of June 30, 2005.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 authorization which allows Avatar to purchase, from time to time, shares of its common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, to also include repurchases of the 4.50% Notes. For the six months ended June 30, 2005, Avatar did not repurchase any shares of its common stock or 4.50% Notes. As of June 30, 2005, Avatar is authorized to repurchase $16,257 of its common stock and/or 4.50% Notes.
     For the six months ended June 30, 2005, net cash used in operating activities amounted to $48,452, primarily as a result of increases in land and other inventories of $67,301 partially offset by an increase in customer deposits of $15,868. Contributing to the increase in inventories for the six months ended June 30, 2005 were land acquisitions of $33,100 and expenditures on construction and land development of approximately $34,201. Net cash used in investing activities amounted to $18, as a result of expenditures for investments in property, plant and equipment and unconsolidated joint ventures of $825 and $888, respectively, partially offset by distributions from unconsolidated joint ventures of $1,695. Net cash provided by financing activities of $29,340 resulted from borrowings of $30,000 from the Credit Facility, partially offset by repayment of real estate debt of $660.
     For the six months ended June 30, 2004, net cash used in operating activities amounted to $9,356, primarily as a result of increases in land and other inventories of $13,088 and prepaid expenses of $6,498, partially offset by an increase in customer deposits of $11,129. Net cash provided by investing activities amounted to $11,642, primarily as a result of net proceeds of $12,839 from the sales of the Harbor Islands marina and cable operations in Poinciana, offset by $1,197 resulting from investments in property, plant and equipment. Net cash provided by financing activities of $57,297 resulted from the proceeds of $120,000 from the issuance of the 4.50% Notes, partially offset by purchase of $42,906 of treasury stock in connection with the issuance of the 4.50% Notes and repayment of real estate debt of $16,429.
     Construction by the Ocean Palms Joint Venture of its highrise condominium in Hollywood, Florida, could be completed in late-fourth-quarter 2005. Closings on units are expected to commence during the fourth quarter of 2005. As of commencement of closings on units, the Ocean Palms Joint Venture will realize cash proceeds and will repay construction financing, following which it will begin distribution of cash proceeds to equity members. Such distributions are expected to commence during the first quarter of 2006.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
FORWARD–LOOKING STATEMENTS
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate development; the level of immigration and in-migration into the areas in which Avatar conducts real estate activities; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; adverse weather conditions and natural disasters; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Forms 10-K and 10-K/A for the fiscal year ended December 31, 2004.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the six months ended June 30, 2005. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2004 Annual Report on Forms 10-K and 10-K/A .
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except per share data)
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended June 30, 2005:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
April 1, 2005 to April 30, 2005	—	$—	—	$16,257
May 1, 2005 to May 31, 2005	—	—	—	$16,257
June 1, 2005 to June 30, 2005	—	—	—	$16,257

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Notes, which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. As of June 30, 2005, the remaining authorization for purchase of shares of Avatar’s common stock was $16,257 . For the three months ended June 30, 2005, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.
Item 4. Submission of Matters to a Vote of Security Holders
     Avatar’s Annual Meeting of Stockholders was held on May 24, 2005, in Coral Gables, Florida, for the purpose of electing eleven directors, approving the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors for the year ending December 31, 2005, approving Avatar’s Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) and approving the Avatar 2005 Executive Incentive Compensation Plan. Proxies were solicited from holders of 8,058,129 outstanding shares of Common Stock as of the close of business on March 31, 2005, as described in Avatar’s Proxy Statement dated April 22, 2005. All of management’s nominees for directors were elected, the appointment of Ernst & Young LLP was approved, the 2005 Restatement of the Incentive Plan was approved and the 2005 Executive Incentive Compensation Plan was approved by the following votes:

Item 4. Submission of Matters to a Vote of Security Holders — continued
ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD
Eduardo A. Brea	6,855,114	396,135
Milton H. Dresner	6,853,599	397,650
Gerald Kelfer	6,851,867	399,382
Martin Meyerson	6,810,161	441,088
Jack Nash	6,842,564	408,685
Joshua Nash	6,851,905	399,344
Kenneth T. Rosen	6,852,427	398,822
Joel M. Simon	6,851,947	399,302
Fred Stanton Smith	6,851,485	399,764
William G. Spears	6,821,912	429,337
Beth A. Stewart	6,855,072	396,177
APPOINTMENT OF AUDITORS

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES
6,384,965	861,343	4,941	0
AMENDED AND RESTATED 1997 INCENTIVE AND CAPITAL ACCUMULATION PLAN (2005 RESTATEMENT)

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES
4,859,560	1,068,019	9,892	0
2005 EXECUTIVE INCENTIVE COMPENSATION PLAN

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES
5,443,686	477,398	16,387	0

Item 6. Exhibits

10.1	1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.2	1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.3	1
Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.4	1
Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.5	1
Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.6	1
Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.7	1
2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.8	1
Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.9	1
Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.10	1
Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.11	1
Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.12	1
Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.13	1
Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.14	1
Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.15	1
2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 6. Exhibits — continued

10.16	1
Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.17	1
Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.18	1
Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.19	1
Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.20	1
Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.21	1
Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.22	1
Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.23	1
2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.24	1
Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.25	1
Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.26	1
Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.27	1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 6. Exhibits — continued

10.28	1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.29	1	Director Compensation (filed as Exhibit 10.3 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

1	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: August 8, 2005	By:	/s/ Charles L. McNairy

Charles L. McNairy
Executive Vice President, Treasurer and
Chief Financial Officer

Date: August 8, 2005	By:	/s/ Michael P. Rama

Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

10.1	1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.2	1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.3	1
Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.4	1
Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.5	1
Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.6	1
Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.7	1
2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.8	1
Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.9	1
Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.10	1
Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.11	1
Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.12	1
Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.13	1
Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.14	1
Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.15	1
2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.16	1
Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.17	1
Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.18	1
Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.19	1
Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.20	1
Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.21	1
Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.22	1
Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.23	1
2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.24	1
Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.25	1
Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.26	1
Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.27	1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.28	1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.29	1	Director Compensation (filed as Exhibit 10.3 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

1	Management contract or compensatory plan or arrangement.