Form 10-Q
period 2005-09-30
AVATAR HOLDINGS INC
filed 2005-11-09
CIK 39677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,049,565 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2005.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
INDEX

PAGE
PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — September 30, 2005 (unaudited) and December 31, 2004	3
Consolidated Statements of Income (unaudited) — Nine and three months ended September 30, 2005 and 2004	4
Consolidated Statements of Cash Flows (unaudited) — Nine months ended September 30, 2005 and 2004	5
Notes to Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	30
Item 4. Controls and Procedures	30
PART II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32
Commitment and Acceptance
Restated Guaranty Agreement
First Amendment to Restated Employment Agreement
First Amendment to Restated Employment Agreement
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$17,110	$28,190
Restricted cash	21,906	7,445
Receivables, net	34,626	22,942
Land and other inventories	411,322	300,929
Land inventory not owned	17,813	16,890
Property, plant and equipment, net	40,310	38,326
Investment in unconsolidated joint ventures	47,308	33,936
Prepaid expenses	16,536	17,581
Other assets	10,705	14,068
Deferred income taxes	3,073	3,536
Assets of business transferred under contractual arrangements	16,483	15,430
Assets held for sale	8,909	10,612

Total Assets	$646,101	$509,885

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$120,000
Real estate	80,849	19,384
Obligations related to land inventory not owned	17,813	16,890
Estimated development liability for sold land	26,070	20,493
Accounts payable	20,043	15,277
Accrued and other liabilities	22,835	15,829
Customer deposits	76,303	47,443
Liabilities of business transferred under contractual arrangements	8,113	8,013
Liabilities held for sale	456	321

Total Liabilities	372,482	263,650

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,581,388 shares at September 30, 2005 and December 31, 2004	10,581	10,581
Additional paid-in capital	213,726	212,475
Unearned restricted stock units	(6,770)	(8,013)
Retained earnings	131,106	105,788

	348,643	320,831
Treasury stock: at cost, 2,531,823 shares at September 30, 2005 at cost, 2,523,259 shares at December 31, 2004	(75,024)	(74,596)

Total Stockholders’ Equity	273,619	246,235

Total Liabilities and Stockholders’ Equity	$646,101	$509,885

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the nine and three months ended September 30, 2005 and 2004
(Unaudited)
(Dollars in thousands except per-share amounts)

	Nine Months		Three Months
	2005	2004	2005	2004
Revenues
Real estate sales	$304,339	$236,067	$106,866	$73,101
Deferred gross profit on homesite sales	254	450	62	113
Interest income	1,026	816	344	356
Other	1,781	1,730	943	174

Total revenues	307,400	239,063	108,215	73,744

Expenses
Real estate expenses	263,442	204,932	99,332	65,650
General and administrative expenses	17,558	14,066	5,314	4,349
Interest expense	461	1,016	—	405
Other	36	69	2	18

Total expenses	281,497	220,083	104,648	70,422

Equity earnings from unconsolidated joint ventures	15,858	9,537	3,534	3,553

Income from continuing operations before income taxes	41,761	28,517	7,101	6,875
Income tax expense	(15,414)	(10,231)	(5,116)	(2,690)

Income from continuing operations after income taxes	26,347	18,286	1,985	4,185

Discontinued operations:
(Loss) income from discontinued operations including estimated (loss) on disposal of ($2,212) and ($529) for the nine and three months ended in 2005, respectively, and gain on disposal of $6,570 and $0 for the nine and three months in 2004, respectively	(1,659)	6,572	(364)	34
Income tax benefit (expense)	630	(2,497)	138	(13)

(Loss) income from discontinued operations	(1,029)	4,075	(226)	21

Net income	$25,318	$22,361	$1,759	$4,206

Basic EPS:
Income from continuing operations after income taxes	$3.27	$2.12	$0.25	$0.51
(Loss) income from discontinued operations	(0.13)	0.48	(0.03)	—

Net income	$3.14	$2.60	$0.22	$0.51

Diluted EPS:
Income from continuing operations after income taxes	$2.73	$1.93	$0.24	$0.47
(Loss) income from discontinued operations	(0.10)	0.40	(0.03)	—

Net income	$2.63	$2.33	$0.21	$0.47

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2005 and 2004
(Dollars in Thousands)

	2005	2004
OPERATING ACTIVITIES
Net income	$25,318	$22,361
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,735	3,329
Amortization of restricted stock	2,272	1,861
Loss (income) on disposal from discontinued operations, net of taxes	1,371	(3,939)
Deferred gross profit	(254)	(450)
Equity earnings from unconsolidated joint ventures, net	(15,858)	(9,537)
Distribution of earnings from unconsolidated joint ventures	3,505	—
Deferred income taxes	463	2,847
Changes in operating assets and liabilities:
Restricted cash	(14,461)	(3,107)
Receivables, net	(11,430)	1,234
Land and other inventories	(94,873)	(34,972)
Prepaid expenses	(2,468)	(14,677)
Other assets	6,914	962
Customer deposits	28,860	16,844
Accounts payable and accrued and other liabilities	(626)	3,378
Assets/liabilities of business transferred under contractual arrangements	(953)	(6,901)
Assets/liabilities of discontinued operations	467	(175)

NET CASH USED IN OPERATING ACTIVITIES	(68,018)	(20,942)

INVESTING ACTIVITIES
Investment in property, plant and equipment, net	(1,145)	(2,006)
Investment in unconsolidated joint ventures	(1,019)	—
Net proceeds from sale of discontinued operations	—	12,839

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,164)	10,833

FINANCING ACTIVITIES
Proceeds from revolving line of credit	65,523	—
Proceeds from issuance of 4.50% Notes	—	120,000
Payment of issuance costs from 4.50% Notes	—	(4,180)
Principal payments of real estate borrowings	(5,993)	(19,771)
Purchase of treasury stock	(428)	(51,892)
Proceeds from exercise of stock options	—	893

NET CASH PROVIDED BY FINANCING ACTIVITIES	59,102	45,050

(DECREASE) INCREASE IN CASH	(11,080)	34,941

Cash and cash equivalents at beginning of period	28,190	24,565

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,110	$59,506

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) – continued
For the nine months ended September 30, 2005 and 2004
(Dollars in Thousands)

	2005	2004
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$1,935	$11,991
Real estate debt	$1,935	$3,991
Minority interest	$—	$8,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest — (net of amount capitalized of $6,160 and $2,446 in 2005 and 2004, respectively)	($1,721)	($2,258)

Income taxes	$12,000	$13,875

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2005
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
     The consolidated balance sheets as of September 30, 2005 and December 31, 2004, and the related consolidated statements of income for the nine and three months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The balance sheet as of December 31, 2005 was derived from audited financial statements included in Avatar’s Forms 10-K and 10-K/A but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Avatar’s December 31, 2004 audited financial statements in Avatar’s 2004 Annual Report on Forms 10-K and 10-K/A and the notes to Avatar’s consolidated financial statements included therein.
Reclassifications
     Certain 2004 financial statement items have been reclassified to conform to the 2005 presentation.
Land and Other Inventories
     Inventories consist of the following:

	September 30,
	2005	December 31,
	(Unaudited)	2004
Land developed and in process of development	$161,101	$165,618
Land held for future development or sale	106,164	72,656
Dwelling units completed or under construction	143,521	62,272
Other	536	383

	$411,322	$300,929

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Land and Other Inventories — continued
     During the nine months ended September 30, 2005, Avatar purchased various parcels of land in Florida for an aggregate purchase price of approximately $27,800 for residential development and entered into a consolidated joint venture that acquired a parcel of property in South Florida for a purchase price of $8,900 (see “Joint Ventures”). In addition, during October 2005 Avatar purchased various parcels of land in Florida for an aggregate purchase price of approximately $31,000.
     During the nine months ended September 30, 2005, Avatar realized a pre-tax profit of approximately $4,000 on the sale of commercial property in Poinciana.
Notes, Mortgage Notes and Other Debt
     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which Avatar filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering re-sales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of Avatar’s common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of Avatar’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for Avatar’s common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at Avatar’s option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of September 30, 2005.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Notes, Mortgage Notes and Other Debt — continued
     On September 20, 2005, Avatar entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. This Unsecured Credit Facility replaces the three-year, $100,000 revolving secured credit facility (the “Secured Credit Facility”) entered into on December 30, 2003. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%.
     The initial principal amount under the Unsecured Credit Facility is $100,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility includes a $7,500 swing line commitment and has a $10,000 sublimit for the issuance of standby letters of credit.
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that Avatar (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, and (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or its consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     Loans made and other obligations incurred under the Unsecured Credit Facility will mature on September 20, 2009; however, the Unsecured Credit Facility provides that once each fiscal year, Borrower may request a twelve-month extension of the maturity date. As of September 30, 2005, Avatar’s borrowings totaled $60,523 under the Unsecured Credit Facility and approximately $36,019 was available for borrowing under the Unsecured Credit Facility, net of approximately $3,458 outstanding letters of credit.
     Avatar requested on September 26, 2005 and received lender approval on October 21, 2005 to increase the principal amount under the Unsecured Credit Facility to $125,000.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Estimated Development Liability
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for in excess of 8,000 homesites previously sold and is summarized as follows:

	September 30,
	2005	December 31,
	(unaudited)	2004
Gross unexpended costs (net of recoveries of $2,023 in 2005 and $2,516 in 2004)	$35,148	$26,672
Less costs relating to homesites in inventory	(9,078)	(6,179)

Estimated development liability for sold land	$26,070	$20,493

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. For fiscal year 2005, Avatar began evaluating during the first quarter of 2005 the required improvements in Poinciana and Rio Rico and obtained third-party engineer evaluations which were concluded in the third quarter of 2005. Based on these evaluations Avatar recorded charges of approximately $7,575 and $5,915 for the nine and three months ended September 30, 2005, respectively. Costs for construction, material and labor, as well as other land development and utilities infrastructure costs, have increased substantially over the past 12 to 18 months. Future increases or decreases may have a significant effect on the estimated development liability.
     The rate of utilization of the homesite improvement costs totaling $26,070 is presently indeterminable; however, Avatar’s best estimate is that these costs will be paid over a period in excess of ten years.
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
     During the nine and three months ended September 30, 2005 and 2004 changes in the warranty accrual consisted of the following (unaudited):

	Nine Months		Three Months
	2005	2004	2005	2004

Accrued warranty reserve, beginning of period	$1,370	$977	$1,210	$1,226
Estimated warranty expense	2,112	1,223	967	364
Amounts charged against warranty reserve	(2,242)	(892)	(937)	(282)

Accrued warranty reserve, end of period	$1,240	$1,308	$1,240	$1,308

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Earnings Per Share
     Avatar presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. The effects of the 4.50% Notes were excluded from the calculation of diluted earnings per share for the three months ended September 2005 because they were antidilutive.
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 35,705 shares and 11,691 shares of Avatar common stock for the nine and three months ended September 30, 2004, respectively, due to the exercise of stock options. Avatar did not issue any shares of common stock during the nine and three months ended September 30, 2005.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the nine and three months ended September 30, 2005 and 2004 (unaudited):

	Nine Months		Three Months
	2005	2004	2005	2004

Numerator:
Basic earnings per share – income from continuing operations	$26,347	$18,286	$1,985	$4,185
Interest expense on 4.50% Notes, net of tax	2,467	1,642	—	806

Diluted earnings per share – income from continuing operations	$28,814	$19,928	$1,985	$4,991

Basic earnings per share – net income	$25,318	$22,361	$1,759	$4,206
Interest expense on 4.50% Notes, net of tax	2,467	1,642	—	806

Diluted earnings per share – net income	$27,785	$24,003	$1,759	$5,012

Denominator:
Basic weighted average shares outstanding	8,056,829	8,614,394	8,054,272	8,217,461
Effect of dilutive restricted stock	190,731	123,629	208,543	139,598
Effect of dilutive employee stock options	43,125	38,454	45,829	38,350
Effect of dilutive 4.50% Notes	2,280,068	1,536,749	—	2,280,068

Diluted weighted average shares outstanding	10,570,753	10,313,226	8,308,644	10,675,477

     Under SFAS No. 128, issuers of contingently convertible debt instruments (such as the 4.50% Notes), which generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target, exclude the potential common shares from the calculation of diluted earnings per share until the market price or other contingency is met. However, the Emerging Issues Task Force (EITF) reached a final consensus for accounting for contingently convertible debt instruments as it relates to earnings per share in Issue 04-8 “The Effect of Contingently Convertible Debt on Earnings Per Share” (“Issue 04-8”). The EITF affirmed its final consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. Avatar implemented Issue 04-8 during the fourth quarter of 2004 by including the dilutive effect of the 4.50% Notes. Avatar restated diluted earnings per share for the nine and three months ended September 30, 2004.

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
     On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 authorization which allows Avatar to purchase, from time to time, shares of its common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, to also include repurchases of the 4.50% Notes. For the nine and three months ended September 30, 2005, Avatar repurchased $428 of its common stock representing 8,564 shares. For the nine and three months ended September 30, 2005, Avatar did not repurchase any of the 4.50% Notes. As of September 30, 2005, Avatar is authorized to repurchase $15,829 of its common stock and/or 4.50% Notes.
Stock-Based Compensation
     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, Avatar accounts for stock-based compensation based on intrinsic value in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations and provides the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. For restricted stock units granted, the value is based on the market price of Avatar’s common stock on the date the specified hurdle price is achieved, provided such provisions are applicable, or the date of grant. Compensation expense from restricted stock units is recognized using the straight-line method over the vesting period. Compensation expense of $2,272 and $807 has been recognized for the nine and three months ended September 30, 2005, respectively, and compensation expense of $1,861 and $519 has been recognized for the nine and three months ended September 30, 2004, respectively. Unearned compensation for restricted stock units is shown as a reduction of stockholders’ equity in the consolidated balance sheets. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices not less than the market value of Avatar’s stock on the grant date.
     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma net income and pro forma earnings per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the nine and three months ended September 30, 2005 and 2004 had compensation expense for stock-based compensation awarded under Avatar’s stock-based incentive compensation plan been based on fair value at the grant date (unaudited):

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Stock-Based Compensation – continued

	Nine Months		Three Months
	2005	2004	2005	2004
Net income – as reported	$25,318	$22,361	$1,759	$4,206

Add: Stock-based compensation expense included in reported net income, net of tax	1,409	1,154	500	322

Deduct: stock-based compensation expense determined using the fair value method, net of tax	(1,545)	(1,291)	(546)	(368)

Net income – pro forma	$25,182	$22,224	$1,713	$4,160

Earnings Per Share:
Basic
As reported	$3.14	$2.60	$0.22	$0.51

Pro forma	$3.13	$2.58	$0.21	$0.51

Diluted
As reported	$2.63	$2.33	$0.21	$0.47

Pro forma	$2.62	$2.31	$0.21	$0.47

Income Taxes
     The components of income tax expense from continuing operations for the nine and three months ended September 30, 2005 and 2004 are as follows (unaudited):

	Nine Months		Three Months
	2005	2004	2005	2004
Current
Federal	$12,193	$7,942	$2,662	($30)
State	2,064	1,344	451	(5)

Total current	14,257	9,286	3,113	(35)

Deferred
Federal	990	808	1,713	2,331
State	167	137	290	394

Total deferred	1,157	945	2,003	2,725

Total income tax expense	$15,414	$10,231	$5,116	$2,690

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
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Avatar’s deferred income tax assets and liabilities are as follows:

	September 30,
	2005	December 31,
	(Unaudited)	2004
Deferred income tax assets
Tax over book basis of land inventory	$15,000	$16,000
Unrecoverable land development costs	1,000	1,000
Tax over book basis of depreciable assets	—	1,000
Executive incentive compensation	3,000	2,000
Discontinued operations	1,000	—
Other	3,072	1,536

Total deferred income tax assets	23,072	21,536

Valuation allowance for deferred income tax assets	(16,000)	(17,000)

Deferred income tax after valuation allowance	7,072	4,536

Deferred income tax liabilities
Book over tax income recognized on Ocean Palms Joint Venture	(4,000)	(1,000)

Net deferred income tax assets	$3,072	$3,536

     Avatar has recorded a valuation allowance of $16,000 with respect to deferred income tax assets as of September 30, 2005. Included in the valuation allowance for deferred income tax assets is approximately $700 which if utilized, will be credited to additional paid-in capital. This valuation allowance was generated in years prior to reorganization on October 1, 1980. For the nine months ended September 30, 2005, Avatar decreased the valuation allowance by $1,000 which is primarily attributable to the tax over book basis of land inventory in Poinciana and to the tax over book basis of depreciable assets which were demolished. For the three months ended September 30, 2005, Avatar increased the valuation allowance by $2,000 which was primarily attributable to the increase in the estimated development liability.
     Although the estimated development liability is expensed for book purposes, such expense is not deductible for tax purposes until expenditures are made.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
     A reconciliation of income tax expense from continuing operations to the expected income tax expense at the federal statutory rate of 35% for the nine and three months ended September 30, 2005 and 2004 is as follows (unaudited):

	Nine Months		Three Months
	2005	2004	2005	2004
Income tax expense computed at statutory rate	$14,616	$9,981	$2,485	$2,406
State income tax, net of federal benefit	1,464	1,008	225	246
Other, net	334	242	406	38
Change in valuation allowance on deferred tax assets	(1,000)	(1,000)	2,000	—

Income tax expense	$15,414	$10,231	$5,116	$2,690

Joint Ventures
     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida whereby Avatar had a 50% equity interest in the Blueview Joint Venture. Avatar contributed $9,790 to the Blueview Joint Venture during the nine months ended September 30, 2005 towards acquisition of the property and reimbursement of certain third party costs. As of September 30, 2005, the Blueview Joint Venture had total assets of $10,531. On October 5, 2005, Avatar sold and assigned its 50% equity interest in the Blueview Joint Venture to the Blueview Joint Venture for a cash sales price of $13,887 which will be accounted for as a sale during the fourth quarter of 2005.
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby Avatar had a 50% equity interest in the Regalia Joint Venture. On June, 30, 2005, Avatar assigned its 50% equity interest in the Regalia Joint Venture to Avatar’s 50% equity partner for which Avatar received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, Avatar may advance up to an additional $750 of which approximately $157 was advanced as of September 30, 2005. The interest rate on this promissory note is 8% per annum. Unpaid principal and interest under this promissory note is due and payable on June 30, 2006. Although legal transfer of ownership occurred in this transaction, for accounting purposes the risks of ownership have not been transferred to allow Avatar to recognize this transaction as a sale. The consolidated assets and liabilities of the Regalia Joint Venture are reflected in the accompanying consolidated balance sheets as “Assets of business transferred under contractual arrangements” and “Liabilities of business transferred under contractual arrangements”, respectively, as of September 30, 2005 and December 31, 2004.
     In December 2002, a subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. In December 2003, the Ocean Palms Joint Venture closed on a $115,000 construction financing package and commenced development and construction. This financing is not guaranteed by Avatar. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage of completion method commenced. Avatar has a 50% equity interest in the Ocean Palms Joint Venture and is accounting for its investment under the equity method whereby Avatar

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Joint Ventures — continued
recognizes its share of profits and losses. As of September 30, 2005, Avatar has funded $20,000 to the Ocean Palms Joint Venture.
     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, to be represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of September 30, 2005 and December 31, 2004, $4,010 and $3,000, respectively, was outstanding under the promissory note which is included in Receivables, net in the accompanying consolidated balance sheets. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture member.
     The following is the Ocean Palms Joint Venture’s condensed balance sheets as of September 30, 2005 and December 31, 2004:

	September 30,
	2005	December 31,
	(unaudited)	2004
Assets:
Cash and cash equivalents	$639	$208
Restricted cash	27,261	19,476
Due from joint venture partner	1,511	1,511
Condominium development in process	—	14,403
Customer receivables	137,020	60,836
Other assets	1,152	1,237

Total assets	$167,583	$97,671

Liabilities and members’ capital:
Accounts payable and accrued liabilities	$17,891	$8,360
Construction and notes payable	68,230	38,781
Members’ Capital:
Avatar	46,348	33,936
Joint venture member	35,114	16,594

Total liabilities and members’ capital	$167,583	$97,671

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Joint Ventures – continued
     The following is the Ocean Palms Joint Venture’s condensed statements of income for the nine and three months ended September 30, 2005 and 2004 (unaudited):

	Nine Months		Three Months
	2005	2004	2005	2004
Revenues:
Sales of condominiums	$95,511	$59,453	$15,230	$23,304
Interest and other income	2,274	193	699	68

Total revenues	97,785	59,646	15,929	23,372

Operating expenses:
Cost of sales	62,864	39,256	8,798	15,406
Operating costs and expenses	207	1,726	35	392

Total operating expenses	63,071	40,982	8,833	15,798

Net income	$34,714	$18,664	$7,096	$7,574

     Avatar’s share of the net profit from the Ocean Palms Joint Venture is $15,916 and $9,537 for the nine months ended September 30, 2005 and 2004, respectively, and $3,559 and $3,553 for the three months ended September 30, 2005 and 2004, respectively. Avatar received cash distributions of earnings of $3,505 and $1,810 for the nine and three months ended September 30, 2005, respectively.
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
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS 123(R). On April 14, 2005, the Securities and Exchange Commission (SEC) announced that it would provide for phased-in implementation process for SFAS No. 123(R). The SEC will require that registrants that are not small business issuers adopt SFAS No. 123(R) no later than the first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for Avatar. Avatar does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial position or results of operations.
Contingencies
     Avatar is involved in various pending litigation matters primarily arising in the normal course of its business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on Avatar’s business or financial statements.
Discontinued Operations
     During the second quarter of 2005, Avatar entered into a non-binding letter of intent for the sale of the stock of Rio Rico Utilities, Inc., its water and wastewater utilities operations in Rio Rico, Arizona; however, there is no assurance that the transaction will be consummated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Therefore, Avatar recorded estimated losses on the disposal of Rio Rico Utilities of $2,212 and $529 for the nine and three months ended September 30, 2005, respectively. SFAS 144 also requires Avatar to classify Rio Rico Utilities as held for sale. The assets and liabilities of Rio Rico Utilities operations have been segregated in the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004 and the operating results for the nine and three months ended September 30, 2005 and 2004 have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for the nine and three months ended September 30, 2005 were $2,136 and $736, respectively, and revenues for the nine and three months ended September 30, 2004 were $1,769 and $527, respectively.
     During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the nine and three months ended September 30, 2004 have been reported as discontinued operations. On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,786 on this sale and the operating results for the nine and three months ended September 30, 2004 have been reported as discontinued operations.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Financial Information Relating To Industry Segments
     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2005 and 2004 (unaudited):

	Nine Months		Three Months
	2005	2004	2005	2004
Revenues:
Segment revenues
Primary residential	$183,688	$155,320	$64,649	$46,783
Active adult community	107,371	74,028	39,827	24,381
Commercial and industrial and other land sales	8,404	1,956	387	403
Other operations	5,440	5,902	2,096	1,412

	304,903	237,206	106,959	72,979
Unallocated revenues
Deferred gross profit	254	450	62	113
Interest income	1,026	816	344	356
Other	1,217	591	850	296

Total revenues	$307,400	$239,063	$108,215	$73,744

Operating income:
Segment operating income
Primary residential	$36,183	$28,493	$11,152	$8,274
Active adult community	9,853	3,349	3,792	(156)
Commercial and industrial and other land sales	7,198	1,374	289	266
Other operations	1,794	3,133	775	453

	55,028	36,349	16,008	8,837
Unallocated income (expenses)
Equity earnings from unconsolidated joint ventures	15,858	9,537	3,534	3,553
Deferred gross profit	254	450	62	113
Interest income	1,026	816	344	356
General and administrative expenses	(17,558)	(14,066)	(5,314)	(4,349)
Interest expense	(461)	(1,016)	—	(405)
Other	(12,386)	(3,553)	(7,533)	(1,230)

Income from continuing operations before income taxes	$41,761	$28,517	$7,101	$6,875

     The following table summarizes Avatar’s assets for reportable segments as of September 30, 2005 (unaudited) and December 31, 2004:

	September 30,
	2005	December 31,
	(unaudited)	2004
Assets
Primary residential	$263,547	$169,024
Active adult community	116,723	98,847
Commercial and industrial and other land sales	8,584	8,854
Assets of business transferred under contractual arrangements	16,483	15,430
Assets held for sale	8,909	10,612
Unallocated assets	231,855	207,118

Total assets	$646,101	$509,885

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
     The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2005 and 2004:

	Nine Months		Three Months
	2005	2004	2005	2004
Operating income:
Primary residential
Revenues	$183,688	$155,320	$64,649	$46,783
Expenses	147,505	126,827	53,497	38,509

Net operating income	36,183	28,493	11,152	8,274

Active adult community
Revenues	107,371	74,028	39,827	24,381
Expenses	97,518	70,679	36,035	24,537

Net operating income	9,853	3,349	3,792	(156)

Commercial and industrial and other land sales
Revenues	8,404	1,956	387	403
Expenses	1,206	582	98	137

Net operating income	7,198	1,374	289	266

Other operations
Revenues	5,440	5,902	2,096	1,412
Expenses	3,646	2,769	1,321	959

Net operating income	1,794	3,133	775	453

Operating income	55,028	36,349	16,008	8,837

Unallocated income (expenses):
Equity earnings from unconsolidated joint ventures	15,858	9,537	3,534	3,553
Deferred gross profit	254	450	62	113
Interest income	1,026	816	344	356
General and administrative expenses	(17,558)	(14,066)	(5,314)	(4,349)
Interest expense	(461)	(1,016)	—	(405)
Other real estate expenses	(12,386)	(3,553)	(7,533)	(1,230)

Income from continuing operations	41,761	28,517	7,101	6,875
Income tax expense	(15,414)	(10,231)	(5,116)	(2,690)
Income (loss) from discontinued operations	(1,029)	4,075	(226)	21

Net income	$25,318	$22,361	$1,759	$4,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
     Data from primary residential and active adult homebuilding operations for the nine and three months ended September 30, 2005 and 2004 is summarized as follows:

	Nine Months		Three Months
	2005	2004	2005	2004
Units closed
Number of units	1,247	1,039	484	301
Aggregate dollar volume	$281,598	$221,392	$101,713	$68,674
Average price per unit	$226	$213	$210	$228

Contracts signed, net of cancellations
Number of units	1,408	1,653	291	397
Aggregate dollar volume	$420,144	$400,650	$95,194	$102,021
Average price per unit	$298	$242	$327	$257

Backlog
Number of units	2,349	1,992
Aggregate dollar volume	$663,324	$471,024
Average price per unit	$282	$236
     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the nine and three months ended September 30, 2005 and 2004:

	Nine Months		Three Months
	2005	2004	2005	2004
Units closed
Number of units	1,234	1,014	484	292
Aggregate dollar volume	$258,907	$185,254	$101,713	$54,441
Average price per unit	$210	$183	$210	$186

Contracts signed, net of cancellations
Number of units	1,406	1,635	290	393
Aggregate dollar volume	$415,462	$368,325	$92,394	$94,362
Average price per unit	$295	$225	$319	$240

Backlog
Number of units	2,346	1,971
Aggregate dollar volume	$654,265	$433,198
Average price per unit	$279	$220
     Avatar is an equity member in the Ocean Palms Joint Venture for development and construction of a 240 unit high-rise condominium, which sales are not included in the foregoing charts. Since the commencement of sales in 2003 through September 30, 2005, all 240 units were sold at an aggregate sales volume of $203,717.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
     The number of contracts signed for the three months ended September 30, 2005 was adversely affected as the result of several factors. Near-record rainfall in Central Florida during June 2005 delayed land development activities and delayed the start of construction of new homes under contract because of saturated land conditions. In addition, we established sales policies intended to reduce the current backlog; and we instituted programs to discourage the purchase of homes in our active adult community by speculators.
     Results for Avatar’s active adult community, Solivita, included in the foregoing tables for the nine and three months ended September 30, 2005 are: 620 and 116 contracts were signed (net of cancellations), with an aggregate sales volume of $177,419 and $39,659, respectively; 502 and 184 homes closed, generating revenues from Solivita homebuilding operations of $102,550 and $38,246, respectively. Results for Solivita included in the foregoing tables for the nine and three months ended September 30, 2004 are: 575 and 140 contracts were signed (net of cancellations), with an aggregate sales volume of $121,062 and $31,570, respectively; 339 and 112 homes closed, generating revenues from Solivita homebuilding operations of $70,417 and $23,205, respectively. Backlog at September 30, 2005 and 2004 totaled 840 units at $226,555 and 681 units at $139,278, respectively.
     Results for Harbor Islands for the nine and three months ended September 30, 2005 are: 13 and 0 homes closed, generating revenues of $22,691 and $0, respectively. Results for Harbor Islands for the nine and three months ended September 30, 2004 are: 25 and 9 homes closed, generating revenues of $36,138 and $14,233, respectively. For the nine and three months ended September 30, 2005 two and one contract(s) were signed (net of cancellations), respectively, with an aggregate sales volume of $4,682 and $2,800, respectively. For the nine and three months ended September 30, 2004, 18 and 4 contracts were signed (net of cancellations), respectively, with an aggregate sales volume of $32,325 and $7,660, respectively. Backlog at September 30, 2005 and 2004 totaled 3 units at $9,059 and 21 units at $37,826, respectively. All units at Harbor Islands are sold and it is anticipated that closings of all units at Harbor Islands will be completed by the first quarter of 2006.
     Net income for the nine and three months ended September 30, 2005 and 2004 was $25,318 or $2.63 per diluted share ($3.14 per basic share) and $1,759 or $0.21 per diluted share ($0.22 per basic share), respectively, compared to net income of $22,361 or $2.33 per diluted share ($2.60 per basic share) and $4,206 or $0.47 per diluted share ($0.51 per basic share). The increase in net income for the nine month period was primarily due to increases in primary residential operations, active adult operating results and commercial and industrial land sales, as well as increases in earnings recognized from the Ocean Palms Joint Venture. The increase for the nine month period was partially mitigated by increases in general and administrative expenses and other real estate expenses as well as the gain from the sale of discontinued operations for the nine months ended September 30, 2004. Also partially mitigating the increase in net income for the nine months ended September 30, 2005 was an estimated loss on disposal relating to Rio Rico Utilities of $2,212. The decrease in net income for the three month period was primarily due to increases in general and administrative expenses and other real estate expenses (including the adjustment to the estimated development liability discussed in the following paragraph related to other real estate expenses) as well as the estimated loss on disposal relating to Rio Rico Utilities of $529 for the three months ended September 30, 2005. The decrease in net income for the three month period was partially mitigated by increases in primary residential operations and active adult operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
     Revenues from primary residential operations increased $28,368 or 18.3% and $17,866 or 38.2% for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. Expenses from primary residential operations increased $20,678 or 16.3% and $14,988 or 38.9% for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. The increases in revenues is attributable to increased closings at Bellalago, Cory Lake Isles and Rio Rico and higher average price per unit closed in all primary residential communities. The increase in expenses in primary residential operations is attributable to the associated costs related to price increases for materials and services which for the nine and three months ended September 30, 2004 included approximately $1,300 of hurricane related expenses incurred at Poinciana.
     Revenues from active adult operations increased $33,343 or 45.0% and $15,446 or 63.4% for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. Expenses from active adult operations increased $26,839 or 38.0% and $11,498 or 46.9% for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. The increases in revenues are primarily due to increases in the number of units closed and increases in activity at the amenity operations at Solivita. The increase in expenses in active adult operations is primarily attributable to costs associated with the higher volume of closings and price increases for materials and services which for the nine and three months ended September 30, 2004 included approximately $1,900 of hurricane related expenses incurred at Solivita.
     Revenues from commercial and industrial and other land sales increased $6,448 or 329.7% for the nine months ended September 30, 2005, compared to the same period in 2004. Expenses from commercial and industrial and other land sales increased $624 or 107.2% for the nine months ended September 30, 2005, compared to the same period in 2004. During the nine months ended September 30, 2005, Avatar realized a pre-tax profit of approximately $4,000 on the sale of commercial property in Poinciana. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Revenues from other operations decreased $462 or 7.8% and increased $684 or 48.4% for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. Expenses from other operations increased $877 or 31.7% and $362 or 37.7% for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. The decrease in revenues for the nine months ended September 30, 2005 is primarily attributable to approximately $1,300 recognized and earned during the nine months ended September 30, 2004 from escrowed funds associated with the sale of substantially all of the assets from the utilities operation in Florida during 1999. The increase in revenues for the three months ended September 30, 2005 is primarily due to increased revenues from our title insurance agency and rental operations. The increase in expenses for the nine and three months ended September 30, 2005 is primarily attributable to increased operating expenses associated with our title insurance agency and rental operations.
     Equity earnings from unconsolidated joint ventures represents Avatar’s proportionate share of profits and losses from its investments in unconsolidated joint ventures whereby Avatar is accounting for its investment under the equity method. For the nine and three months ended September 30, 2005, Avatar recognized $15,858 and $3,534, respectively, of earnings compared to $9,537 and $3,553 of earnings for the nine and three months ended September 30, 2004, respectively, from its investment in the Ocean Palms Joint Venture. Earnings from the Ocean Palms Joint Venture are recognized on the percentage of completion method of accounting. Construction of the highrise condominium building in Hollywood, Florida could be completed

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
in late-fourth-quarter 2005. Therefore, we are unlikely to realize significant equity earnings from unconsolidated joint ventures during 2006.
     General and administrative expenses increased $3,492 or 24.8% and $965 or 22.2% for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. The increase was primarily due to increases in professional fees, incentive compensation and compensation expense.
     Other real estate expenses, which represents real estate taxes and property maintenance not allocable to specific operations, increased by $8,833 or 248.6% and $6,303 or 512.4% for the nine and three months ended September 30, 2005, respectively, compared to the same periods in 2004. The increases for the nine and three months ended September 30, 2005 are primarily attributable to increased estimated development liability for utilities improvements of in excess of 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of retail homesite sales programs in 1996. For fiscal year 2005, Avatar began evaluating during the first quarter of 2005 the required improvements in Poinciana and Rio Rico and obtained third-party engineer evaluations which were concluded in the third quarter of 2005. Based on these evaluations Avatar recorded charges of approximately $7,575 and $5,915 for the nine and three months ended September 30, 2005, respectively. For the fiscal year 2004, Avatar recorded charges of $4,758, of which $4,458 was recorded in the fourth quarter based on third-party engineer evaluations concluded in the fourth quarter of 2004. Costs for construction, material and labor, as well as other land development and utilities infrastructure costs, have increased substantially over the past 12 to 18 months. Future increases or decreases may have a significant effect on the estimated development liability.
     During the second quarter of 2005, Avatar entered into a non-binding letter of intent for the sale of the stock of Rio Rico Utilities, Inc., its water and wastewater utilities operations in Rio Rico, Arizona; however, there is no assurance that the transaction will be consummated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Therefore, Avatar recorded estimated losses on the disposal of Rio Rico Utilities of $2,212 and $529 for the nine and three months ended September 30, 2005, respectively. SFAS 144 also requires Avatar to classify Rio Rico Utilities as held for sale. The assets and liabilities of Rio Rico Utilities operations have been segregated in the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004 and the operating results for the nine and three months ended September 30, 2005 and 2004 have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for the nine and three months ended September 30, 2005 were $2,136 and $736, respectively, and revenues for the nine and three months ended September 30, 2004 were $1,769 and $527, respectively.
     On June 1, 2004, Avatar closed on the sale of substantially all of the assets of its cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,786 on this sale and the operating results for the nine and three months ended September 30, 2004 have been reported as discontinued operations in the accompanying consolidated statements of income. During February 2004, Avatar closed on the sale of the Harbor Islands marina located in Hollywood, Florida for a sales price of approximately $6,711. The pre-tax gain of approximately $2,784 on this sale and the operating results for the nine months ended September 30, 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
     Income tax expense was provided for at an effective tax rate of 36.9% and 73.9% for the nine and three months ended September 30, 2005, respectively, compared to 36.3% and 39.1% for the nine and three months ended September 30, 2004, respectively. The increase in the effective tax rate for the three months ended September 30, 2005 compared to the same period in 2004 is primarily attributable to the difference in the book versus tax treatment of the increase to the estimated development liability at Poinciana and Rio Rico.
FISCAL YEAR 2005
     Growth within our homebuilding operations is evident in the increased closings and average price of homes in backlog for the nine-month period ending September 30, 2005 over the same period in 2004. Taking into account increased costs for labor and materials, we anticipate that Avatar’s revenues and net income for the fourth quarter of 2005 and fiscal year 2005 will be significantly greater than for the comparable periods of 2004.
     We may also generate additional revenues through the sale of certain non-core assets as we previously have. However, we cannot estimate the amount or timing thereof as such sales are affected by a variety of factors.
     Many factors have adversely affected and may continue to affect our anticipated results. For example, for the first nine months of fiscal year 2005 results were affected by adverse weather conditions and a shortage of available labor, subcontractors and certain construction materials, resulting in increased costs for land development and home construction. These conditions also extend the periods of time required to complete development and construction.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     On September 20, 2005, Avatar entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. This Unsecured Credit Facility replaces the three-year, $100,000 revolving secured credit facility (the “Secured Credit Facility”) entered into on December 30, 2003. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%.
     The initial principal amount under the Unsecured Credit Facility is $100,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility includes a $7,500 swing line commitment and has a $10,000 sublimit for the issuance of standby letters of credit.
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that Avatar (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, and (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or its consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     Loans made and other obligations incurred under the Unsecured Credit Facility will mature on September 20, 2009; however, the Unsecured Credit Facility provides that once each fiscal year, Borrower may request a twelve-month extension of the maturity date. As of September 30, 2005, Avatar’s borrowings totaled $60,523 under the Unsecured Credit Facility and approximately $36,019 was available for borrowing under the Unsecured Credit Facility, net of approximately $3,458 outstanding letters of credit.
     Avatar requested on September 26, 2005 and received lender approval on October 21, 2005 to increase the principal amount under the Unsecured Credit Facility to $125,000.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     During the nine months ended September 30, 2005, Avatar purchased various parcels of land in Florida for an aggregate purchase price of approximately $24,200 for residential development and entered into a joint venture for the acquisition and development of an additional parcel of property in South Florida for a purchase price of $8,900. In addition, during October 2005 Avatar purchased various parcels of land in Florida for an aggregate purchase price of approximately $31,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida whereby Avatar had a 50% equity interest in the Blueview Joint Venture. Avatar contributed $9,790 to the Blueview Joint Venture during the nine months ended September 30, 2005 towards acquisition of the property and reimbursement of certain third party costs. On October 5, 2005, Avatar sold and assigned its 50% equity interest in the Blueview Joint Venture to the Blueview Joint Venture for a cash sales price of $13,887 which will be accounted for as a sale during the fourth quarter of 2005.
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby Avatar had a 50% equity interest in the Regalia Joint Venture. On June, 30, 2005, Avatar assigned its 50% equity interest in the Regalia Joint Venture to Avatar’s 50% equity partner for which Avatar received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, Avatar may advance up to an additional $750 of which approximately $157 was advanced as of September 30, 2005. The interest rate on this promissory note is 8% per annum. Unpaid principal and interest under this promissory note is due and payable on June 30, 2006. Although legal transfer of ownership occurred in this transaction, for accounting purposes the risks of ownership have not been transferred to allow Avatar to recognize this transaction as a sale.
     On March 9, 2004, Avatar agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, to be represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of September 30, 2005 and December 31, 2004, $4,010 and $3,000, respectively, was outstanding under the promissory note which is included in Receivables, net in the accompanying consolidated balance sheets. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture member.
     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which Avatar filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of Avatar’s common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of Avatar’s existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of Avatar’s existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of subsidiaries of Avatar. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of the common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
closing sale price of the common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for the common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of the common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at Avatar’s option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of September 30, 2005.
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
     On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 authorization which allows Avatar to purchase, from time to time, shares of its common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, to also include repurchases of the 4.50% Notes. For the nine months ended September 30, 2005, Avatar repurchased $428 of its common stock representing 8,564 shares. For the nine and three months ended September 30, 2005, Avatar did not repurchase any of the 4.50% Notes. As of September 30, 2005, Avatar is authorized to repurchase $15,829 of its common stock and/or 4.50% Notes.
     For the nine months ended September 30, 2005, net cash used in operating activities amounted to $68,018, primarily as a result of increases in land and other inventories of $94,873 partially offset by an increase in customer deposits of $28,860. Contributing to the increase in inventories for the nine months ended September 30, 2005 were land acquisitions of $33,100 and expenditures on construction and land development of approximately $61,773. Net cash used in investing activities amounted to $2,164, as a result of expenditures for investments in property, plant and equipment of $1,145 and investments in an unconsolidated joint venture of $1,019. Net cash provided by financing activities of $59,102 resulted from borrowings of $65,523 from the Unsecured Credit Facility, partially offset by repayment of corporate and real estate debt of $5,993.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     For the nine months ended September 30, 2004, net cash used in operating activities amounted to $20,942, primarily as a result of increases in land and other inventories of $34,972, prepaid expenses of $14,677 and expenditures related to the Regalia Joint Venture of $6,901, partially offset by an increase in customer deposits of $16,844. Net cash provided by investing activities amounted to $10,833, primarily as a result of net proceeds of $12,839 from the sales of the Harbor Islands marina and cable operations in Poinciana, offset by $2,006 resulting from investments in property, plant and equipment. Net cash provided by financing activities of $45,050 resulted from the proceeds of $120,000 from the issuance of the 4.50% Notes, partially offset by purchase of $51,892 of treasury stock, of which $42,906 was in connection with the issuance of the 4.50% Notes, and repayment of real estate debt of $19,771.
     Construction by the Ocean Palms Joint Venture of its high rise condominium in Hollywood, Florida, could be completed in late-fourth-quarter 2005. Closings on units are expected to commence during the fourth quarter of 2005. As of commencement of closings on units, the Ocean Palms Joint Venture will realize cash proceeds and will repay construction financing, following which it will begin distribution of cash proceeds to equity members. Such distributions are expected to commence during the first quarter of 2006.
     Avatar anticipates that cash flow generated through the combination of profitable operations, sales of commercial and industrial land, sales of non-core assets and/or external borrowings positions it to be able to continue to acquire new development opportunities and expand operations at its existing communities, as well as to commence development of new projects on properties currently owned and/or to be acquired.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There has been no material changes in Avatar’s market risk during the nine months ended September 30, 2005. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2004 Annual Report on Forms 10-K and 10-K/A.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except per share data)
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended September 30, 2005:

			Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
July 1, 2005 to July 30, 2005	—	$—	—	$16,257
August 1, 2005 to August 31, 2005	8,564	49.98	8,564	$15,829
September 1, 2005 to September 30, 2005	—	—	—	$15,829

Total	8,564	$49.98	8,564

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Notes, which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. As of September 30, 2005, the remaining authorization for purchase of shares of Avatar’s common stock was $15,829. For the three months ended September 30, 2005, Avatar repurchased $428 of its common stock representing 8,564 shares. For the three months ended September 30, 2005, Avatar did not repurchase any of the 4.50% Notes.

Item 6. Exhibits

10.1		Credit Agreement dated as of September 20, 2005 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) and Wachovia Capital Markets, LLC (as Lead Arranger) (filed as Exhibit 10.1 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

10.2		Guaranty Agreement dated as of September 20, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.2 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

10.3		Commitment and Acceptance dated as of October 21, 2005 by and among Avatar Holdings, Inc., its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions (filed herewith).

10.4		Restated Guaranty Agreement dated as of October 21, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed herewith).

10.5	1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed herewith).

10.6	1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

1	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: November 8, 2005	By:	/s/ Charles L. McNairy

Charles L. McNairy
Executive Vice President, Treasurer and
Chief Financial Officer

Date: November 8, 2005	By:	/s/ Michael P. Rama

Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

10.1		Credit Agreement dated as of September 20, 2005 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) and Wachovia Capital Markets, LLC (as Lead Arranger) (filed as Exhibit 10.1 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

10.2		Guaranty Agreement dated as of September 20, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.2 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

10.3		Commitment and Acceptance dated as of October 21, 2005 by and among Avatar Holdings, Inc., its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions (filed herewith).

10.4		Restated Guaranty Agreement dated as of October 21, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed herewith).

10.5	1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed herewith).

10.6	1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

1	Management contract or compensatory plan or arrangement.