Form 10-K
period 2005-12-31
AVATAR HOLDINGS INC
filed 2006-03-15
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 — Commission File Number 0-7616
AVATAR HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1739078

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

201 Alhambra Circle, Coral Gables, Florida	33134

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (305) 442-7000
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $1.00 Par Value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $295,207,006 as of June 30, 2005.
As of March 13, 2006, there were 8,189,463 shares of common stock, $1.00 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III.
AVATAR HOLDINGS INC.

2005 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
     Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and in-migration into the areas in which we conduct real estate activities; the level of competition in geographic areas in which we do business; the number of investor and speculator resale homes listed for sale in our communities and in the geographic areas in which we develop and sell homes; international (in particular Latin America), national and local economic conditions and events, including employment levels, income levels, interest rates, mortgage rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Item 1A (Risk Factors) and at the end of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.
     Dollar amounts specified herein are in thousands, except for per share amounts or as otherwise indicated.
PART I
Item 1. Business
General
     Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities include the development of active adult and primary residential communities. In addition, we are completing a soldout, 240-unit highrise condominium in Hollywood, Florida, and are in the early stage of development of a 113-unit midrise condominium project in Palm Beach County, Florida. We also engage in a variety of other real estate related activities, such as the operation of amenities, the sale for third-party construction of commercial and industrial land, the operation of a title insurance agency and real estate brokerage services.

Item 1. Business — continued
Business Strategy
     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as development and construction of housing on scattered lots. We have expanded our community development and homebuilding operations to newly-acquired land parcels. In addition, we are completing a soldout highrise condominium and are in the early stages of development of a 113-unit midrise condominium project. From time to time we dispose of non-core assets.
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
     Active Adult Community Development
     Within the Central Florida master-planned community of Poinciana we are developing the highly-amenitized active adult community of Solivita. This community incorporates the natural topography of the land, including more than 1,200 acres of wetlands and an oak hammock. The community currently includes approximately 100,000 square feet of recreation and service facilities, as well as two 18-hole golf courses and an active park housing a variety of sporting and games facilities.
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations”.
     Primary Residential Community Development
     Our primary residential community development business includes construction of homes, both on scattered lots and on contiguous parcels as part of planned communities, in Florida and Rio Rico, Arizona.
     During 2005, we purchased various parcels of land in Florida for residential development for an aggregate purchase price of approximately $58,817 (of which we contributed approximately $13,000 to an unconsolidated joint venture). During 2005, we commenced sales and construction of single-family homes in our new Palm Beach County, Florida community on land we acquired in 2004; commenced development of additional communities within Poinciana on land parcels historically owned and newly acquired; commenced development of a single-family home community in Lakeland, Florida on land we acquired in 2005; and commenced development of a midrise condominium project in Palm Beach County, Florida on land we acquired in 2005. During the fourth quarter of 2004, we commenced sales within Sterling Hill in Hernando County, Florida, on property acquired during the third quarter of 2004. Also during 2004, we obtained master plan approval from Martin County, Florida, for permitting of our Banyan Bay community. During the fourth quarter of 2003, we commenced closings at our Central Florida community of Bellalago which opened for sales in late 2002. Also during 2003, we commenced sales and closings within Cory Lake Isles, in Tampa, Florida, on parcels acquired in 2002.

Item 1. Business — continued
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations”.
     Highrise Joint Venture
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Since the commencement of sales in 2003 through December 31, 2005, all units have been sold at an aggregate sales volume of $203,717. In December 2003, the joint venture closed on a $115,000 construction financing package and commenced development and construction. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction and recognition of profits under the percentage of completion method commenced. Construction of the highrise condominium building was substantially completed and closings of units commenced in February 2006.
     Commercial and Industrial and Other Operations
     We also generate revenues through the sale of commercial and industrial land for third-party construction primarily in Poinciana, as well as through rental and other operations, including a small community shopping center in Rio Rico, title insurance agency operations and real estate brokerage services.
Real Estate Assets
     Our assets consist primarily of real estate in the states of Florida and Arizona, where we own more than 22,000 acres of developed, partially developed or developable residential, commercial and industrial property. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities and for other similar uses.
     Within our Florida and Arizona communities we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop.
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

Item 1. Business — continued
Employees
     As of December 31, 2005, we employed approximately 585 individuals on a full-time or part-time basis, compared to 483 individuals as of December 31, 2004. We also utilize on a daily basis such additional personnel as may be required in connection with various activities. Relations with our employees are satisfactory and there have been no work stoppages.
Investor Information
     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy materials that we have filed with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.
     You can access financial and other information on our website, at www.avatarholdings.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise with the SEC. You may download this information from our website or may request us to mail specific information to you. Information regarding equity transactions by our directors, officers and 10% holders may also be obtained on our website.
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

Item 1. Business — continued
Competition
     Our residential homebuilding, planned community development and other real estate operations, particularly in the state of Florida, are subject to significant competition. In the sales of housing units, we compete, as to price and product, with several national and regional homebuilding companies that are larger and/or better capitalized than we are. In recent years, there has been extensive residential development by other developers in the Central and South Florida areas in which we operate; and we currently compete with resales in our communities by real estate investors and speculators.
     We also compete for acquisition of diminishing supplies of raw land, employment of experienced real estate development, management and sales personnel and contracting for development and construction subcontractors.
Item 1A. Risk Factors
     In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results. We have provided below a list of these risk factors. These are not all the risks we face, and other factors currently considered immaterial or unknown to us may impact our future operations.
Our access to financing may be limited
     Our business is capital intensive and requires expenditures for land and infrastructure development, housing construction, working capital and new development opportunities. Accordingly, we anticipate incurring indebtedness to fund real estate development activities. As of December 31, 2005, total consolidated indebtedness was $144,107, including the $120,000 principal amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”). We may not sustain profitability or positive cash flows from operating activities. We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-core assets, and existing and future financing will be sufficient to fund the anticipated operations and meet debt service and working capital requirements. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. We cannot assure that such financing will be available or, if available, will be on favorable terms. If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.
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
A rise in interest rates or a decline in the capital markets could have an adverse effect on ourbusiness
     A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, decreases in investment income, unavailability of mortgage financing, increasing housing costs and declining

Item 1A. Risk Factors — continued
employment and income levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. During 2005 mortgage rates increased and some lenders imposed more stringent credit requirements. If mortgage interest rates continue to increase and lending restrictions continue to be tightened or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases may be adversely affected, which would likely have an adverse effect on our business.
Our success significantly depends on our key personnel and our ability to attract and retain additional personnel
     Our real estate business strategy requires, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees. The loss of the services of certain members of the senior and middle management team, or the inability to attract new personnel, could have a material adverse effect on the success of our real estate business strategy and on our ability to expand our operations.
We may not succeed in obtaining new development, investment and business opportunities
     We have under development or in the planning process a substantial portion of the historical landholdings that we believe can be profitably developed at this time or in the near future, and have acquired additional parcels of land in Florida. Although we are actively pursuing other development, long-term investment and business opportunities, we cannot assure that we will succeed in our efforts to obtain additional development, investment and business opportunities.
Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control
     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. As a real estate developer we are subject to various risks, many of which are outside our control, including real estate market conditions (both where communities and homebuilding operations are located and in areas where potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could result in a reduction or cancellation of sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the timing of our cash flows. For example, during 2005, shortages of labor and material within the homebuilding industry as the result of a robust economy and adverse weather conditions, particularly, Hurricanes Katrina, Rita and Wilma, had an adverse impact on our 2005 sales efforts and caused construction delays. We also believe that the market for new single-family and multi-family residences began to soften in the third quarter of 2005 and has continued to soften through February 2006. Also, during the third quarter of 2004, we realized lower than anticipated volumes of sales and closings due to the impact of Hurricanes Charley, Frances and Jeanne in the Central Florida Counties of Polk and Osceola. Closings of over 100 homes scheduled for 2004 were delayed until 2005, and commencement of construction of homes scheduled for 2004 was delayed until future periods.

Item 1A. Risk Factors — continued
We are concentrated geographically, which could adversely affect our business
     Our development activities are located in Florida and Arizona. These development activities depend to a significant degree on the levels of immigration to Florida from outside the United States, migration to Florida from within the United States and purchases in Florida of second and/or vacation homes, in addition to other local market conditions. Our geographic concentration may create increased vulnerability during regional economic downturns or other Florida-related events which may reduce our cash flows and adversely affect our financial condition.
If we are unable to develop and market our communities, our cash flow could decline
     Our communities will be developed over time. Therefore, our medium- and long-term future is dependent on our ability to develop and market existing and future communities successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals to construct project infrastructure, model homes and sales facilities. It generally takes several years for a community development to achieve cumulative positive cash flow. No assurance can be given that we will successfully develop and market communities in the future. Our inability to develop and market our communities successfully and to generate positive cash flows from such operations in a timely manner would have an adverse effect on the ability to service debt and to meet working capital requirements.
Our joint ventures and partnerships may not achieve anticipated results
     In connection with our business strategy, we seek additional joint venture or partnership arrangements. A joint venture or other partnership may involve special risks associated with the possibility that a partner or partnership at any time (i) may have economic or business interests or goals that are inconsistent with ours, (ii) may take actions contrary to our instructions or requests or contrary to our policies or objectives with respect to our real estate investments or (iii) could experience financial difficulties. Actions by a partner may have the result of subjecting property owned by the joint venture or partnership to liabilities in excess of those contemplated by the terms of the joint venture or partnership agreement or have other adverse consequences. As a participant in certain joint ventures or partnerships, we may be jointly and severally liable for the debts and liabilities of a joint venture or partnership. We cannot assure that any joint venture or partnership arrangements will achieve the results anticipated or otherwise prove successful.
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

Item 1A. Risk Factors — continued
Our business is subject to substantial competition
     Our homebuilding, planned community development and other real estate operations are subject to substantial existing and potential competition (including increased competition from a number of national homebuilders). Some current and potential competitors have longer operating histories and greater financial, sales, marketing, technical and other resources than we have. Competition within the geographic locations of our developments extends from price and design of products, to the ability to acquire diminishing supplies of raw land, to retain and employ experienced real estate development, management and sales personnel and to contract with development and construction firms. We cannot assure that we will have sufficient resources to compete successfully in our market or against our competition. Accordingly, we may lose market share to existing and new competitors. In addition, we currently compete with resales in our communities by real estate investors and speculators.
Our inability to meet the demands of increased volume could adversely affect our business
     The expansion of operations has placed increased burdens on existing staff and development and construction subcontractors. In addition, our ability to manage growth and to redeploy resources effectively will require us to continue to implement and improve operational, financial and sales systems. The inability to meet the demands of higher volume through retention and hiring of experienced development, management and sales personnel, through entering into contracts for development and construction and by updating and/or installing more sophisticated systems could have a detrimental effect on our competitive position and results of operation.
We are subject to extensive governmental regulation and environmental considerations
     Our business is subject to extensive federal, state and, in particular, local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and “no growth” or “slow growth” policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of development. Various governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. For example, at Poinciana additional access roads will be necessary in 2007 or shortly thereafter to accommodate increasing traffic resulting from increasing population. We may be required to fund or guarantee all or part of the development and construction costs which are intended to be repaid through revenue bonds or toll road receipts. The incurrence of substantial compliance costs, denial or postponement of necessary development permits or the imposition of delays and other regulatory burdens could have a material adverse effect on our operations.
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
Certain events could trigger the acceleration of payment of the 4.50% Notes
     Certain events, including cessation of trading of our common stock, failure to pay interest when due on our 4.50% Notes, final judgment(s) for the payment of money in excess of $20,000 rendered against us or any of our subsidiaries if not discharged for any periods of 30 consecutive days during which a stay of enforcement is not in effect, could result in a default under our 4.50% Notes. Such default would result in the requirement for payment of the 4.50% Notes prior to the due date thereof. Our inability to make such accelerated payment could have a material adverse effect upon our business.

Item 1B. Unresolved Staff Comments
     None.
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
     We have no tax-related penalties required to be disclosed in this Item 3 pursuant to Section 6707A(e) of the Internal Revenue Code.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Executive Officers of the Registrant
     Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006.
     The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person’s principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 25, 2006), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience
Gerald D. Kelfer	60	President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996.

Jonathan Fels	53	President, Avatar Properties Inc., since December 1997.

Michael Levy	47	Executive Vice President and Chief Operating Officer, Avatar Properties Inc., since December 1997.

Dennis J. Getman	61	Executive Vice President since March 1984, Senior Vice President from September 1981 to March 1984 and General Counsel since September 1981.

Charles L. McNairy	59	Executive Vice President since September 1993, Treasurer since September 1992, Chief Financial Officer since September 1992, except from January 1999 to October 2000, and Senior Vice President from September 1992 to September 1993.

Juanita I. Kerrigan	59	Vice President and Secretary since September 1980.
     The above executive officers have held their present positions with Avatar for more than five years.
     No executive officer of Avatar has any family relationship with any other executive officer or director of Avatar.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 4,963 record holders of Common Stock at February 28, 2006.
     High and low quotations, as reported, for the last two years were:

	Quotations
Quarter Ended	2005		2004
	High	Low	High	Low

March 31	$53.19	$44.70	$42.60	$37.43

June 30	$50.27	$46.14	$42.42	$36.77

September 30	$59.24	$49.63	$44.25	$40.63

December 31	$59.46	$54.68	$50.98	$42.70
     Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended December 31, 2005:

			Total Number	Maximum
			of Shares	Amount That
			Purchased as	May Yet Be
			Part of a	Purchased
	Total	Average	Publicly	Under the
	Number	Price	Announced	Plan or
Period	of Shares	Paid Per	Plan or	Program(1)
October 1, 2005 to October 31, 2005	—	—	—	$15,829
November 1, 2005 to November 30, 2005	—	—	—	$15,829
December 1, 2005 to December 31, 2005	—	—	—	$15,829

Total	—	—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. As of December 31, 2005, the remaining authorization for purchase of shares of Avatar’s common stock was $15,829. During the three months ended December 31, 2005, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.

Item 6. Selected Financial Data
FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except per share data)

	Year ended December 31
	2005	2004*	2003*	2002*	2001*
Statement of Income Data
Revenues	$516,848	$334,205	$248,966	$186,460	$154,914

Income from continuing operations before income taxes and discontinued operations	$87,189	$37,956	$10,013	$5,395	$5,917

Income tax (expense) benefit	(29,990)	(12,678)	8,515	(2,173)	(2,322)

Income from continuing operations	$57,199	$25,278	$18,528	$3,222	$3,595

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $8,322, $6,465 and $2,649 for 2005, 2004 and 2003, respectively)	9,562	6,905	(104)	1,511	(955)
Income tax (expense) benefit	(3,634)	(2,624)	39	894	370

Income (loss) on discontinued operations	5,928	4,281	(65)	2,405	(585)

Net income	$63,127	$29,559	$18,463	$5,627	$3,010

Basic Per Share Data

Income from continuing operations	$7.10	$2.98	$2.14	$0.37	$0.43

Income (loss) on discontinued operations	0.73	0.51	(0.01)	0.27	(0.07)

Net income	$7.83	$3.49	$2.13	$0.64	$0.36

Diluted Per Share Data

Income from continuing operations	$5.72	$2.69	$2.12	$0.37	$0.43

Income (loss) on discontinued operations	0.56	0.41	(0.01)	0.27	(0.07)

Net income	$6.28	$3.10	$2.11	$0.64	$0.36

	As of December 31
	2005	2004	2003	2002	2001
Balance Sheet Data
Total assets	$626,410	$508,264	$365,551	$386,067	$371,630

Notes, mortgage notes and other debt	$144,107	$139,384	$19,771	$107,712	$109,031

Stockholders’ equity	$312,892	$246,235	$265,899	$222,942	$211,785

*	During the fourth quarter of 2005, we sold our utility operations in Arizona, our shopping center in Poinciana and our mini storage facility in Poinciana. As a result of these sales, the results of operations have been reclassified as discontinued operations to conform to the 2005 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this document.
OVERVIEW
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities include the development of active adult and primary residential communities as well as the development of a highrise condominium in Hollywood, Florida. We are also in the early stages of development of a 113-unit midrise condominium project in Palm Beach County, Florida. We also engage in a variety of other real estate related activities, such as the operation of amenities, the sale for third-party construction of commercial and industrial properties, the operation of a title insurance agency and real estate brokerage services.
     Our real estate business strategy is designed to emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, production and semi-custom homes and communities, and utilizing commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land.
Residential Real Estate
     Revenues and sales data derived from primary and active adult homebuilding operations for the years ended December 31, 2005, 2004 and 2003 are summarized under “Results of Operations.”
Communities Under Development
     Active Adult Community
     Solivita
     Solivita is located in Poinciana, Florida, approximately 21 miles south of Orlando and 20 miles from Walt Disney World. At Solivita, we have developed approximately 100,000 square feet of recreation and service facilities, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café/newsstand, other meeting and theater facilities, and two 18-hole golf courses. The community’s active park houses a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts.
     During December 2004, we commenced the development of an expansion of Solivita, Solivita West, on 907 acres of land in Poinciana acquired in 2003. Solivita West is planned for more than 1,600 single-family homes. Sales of single-family units commenced during the first quarter of 2005 with closings expected to commence in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
     Solivita opened during the second quarter of 2000. From inception, we have closed 2,171 homes and approximately 3,800 individuals resided in the community, as of December 31, 2005.
     During 2005, we sold 711 homes at Solivita, with a sales value of approximately $209,645 (see “Results of Operations”).
     Primary Residential Development
     Our primary residential development includes construction of homes, both on scattered lots and on contiguous parcels as part of planned communities in Florida and Rio Rico, Arizona. During 2005, we commenced sales and construction of single-family homes in our new Palm Beach County, Florida community on land we acquired in 2004; commenced development of additional communities within Poinciana on land parcels historically owned and newly acquired; commenced development of a single-family home community in Lakeland, Florida on land we acquired in 2005; and commenced development of a midrise condominium project in Palm Beach County, Florida on land we acquired in 2005. During the fourth quarter of 2004, we commenced sales within Sterling Hill in Hernando County, Florida, on property acquired during the third quarter of 2004. Also during 2004, we obtained master plan approval from Martin County, Florida, for permitting of our Banyan Bay community. During the fourth quarter of 2003, we commenced closings at our Central Florida community of Bellalago which opened for sales in late 2002. Also during 2003, we commenced sales and closings within Cory Lake Isles, in Tampa, Florida, on parcels acquired in 2002.
     During 2005, we purchased various parcels of land in Florida for residential development for an aggregate purchase price of approximately $58,817 (of which we contributed approximately $13,000 to an unconsolidated joint venture).
     Poinciana
     Our housing programs in Poinciana include several residential communities, as well as scattered lot housing programs. During 2005, we sold 407 primary single-family homes with a sales value of approximately $98,139 (see “Results of Operations”). We also have several communities under development within Poinciana for which sales have not yet commenced. We also operate a title insurance agency business at Poinciana.
     Bellalago
     Bellalago includes approximately one-mile of frontage along Lake Tohopekaliga, one of the largest lakes in Florida, and frontage on Pleasant Hill Road. Bellalago is planned for more than 1,600 single-family homes, with additional land available for development. Sales of housing units at Bellalago commenced during 2002 and closings commenced during 2003. During 2005, we sold 234 single-family homes with a sales value of approximately $108,181 (see “Results of Operations”).
     During 2004, we commenced the development of an expansion of Bellalago, Isles of Bellalago, which is planned for more than 525 single-family homes. Sales of housing units commenced during the second quarter of 2005 with closings expected to begin during 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
     Cory Lake Isles
     During 2003, we commenced sales of homes within the water-oriented, master-planned community of Cory Lake Isles in Tampa, Florida. Plans for the property include construction of 358 single-family homes and 172 townhomes in three separate neighborhoods. During 2005, we sold 106 single-family homes with a sales value of approximately $52,852 (see “Results of Operations”).
     Sterling Hill
     During September 2005 and September 2004, we acquired developed land within the master-planned community of Sterling Hill in Hernando County, Florida. During 2005, we sold 83 single-family homes with a sales value of approximately $21,044 (see “Results of Operations”).
     TerraLargo
     Located within the City of Lakeland in southwest Polk County, Florida, TerraLargo is planned for 618 single-family homes on 640 acres including a 390-acre preservation area. Plans include a clubhouse facility with pool, spa, deck overlooking a lake, and a children’s playground. Development has commenced and sales are expected to commence by the third quarter of 2006.
     Frenchman’s Yacht Club
     Frenchman’s Yacht Club is planned for 113 condominium-type residential units within four midrise buildings plus various amenity features on approximately 15 acres of land in Palm Beach County, Florida, which we acquired in October 2005. Development and sales are expected to commence in 2006.
     Woodslanding
     In November 2004, we acquired 23 homesites in the community of Woodslanding in Palm Beach County, Florida. We commenced sales in April 2005 and by December 31, 2005, we sold 20 single-family homes with a sales value of approximately $18,379. Closings are expected to commence by the second quarter of 2006.
     Harbor Islands
     Harbor Islands encompasses 192 acres, including 30 acres conveyed to the City of Hollywood for parks, adjoining the Intracoastal Waterway in Hollywood, Florida. During 2005, we sold the remaining two homes with a sales value of approximately $4,733 (see “Results of Operations”). As of December 31, 2005, one home remained unclosed and is expected to close during the first half of 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
     Banyan Bay
     Banyan Bay, located in Martin County, Florida, with frontage on the St. Lucie River, consists of 250 acres. We have obtained master plan approval from Martin County for permitting of a community of approximately 280 single- and multi-family homes. Sales are expected to commence in late 2006.
     Rio Rico
     Rio Rico is located 57 miles south of Tucson in southern Arizona. In 2005, we sold 228 single-family homes with a sales value of approximately $42,397 (see “Results of Operations”).
     Other Residential Real Estate Assets
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for development of Ocean Palms, a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida (the “Ocean Palms Joint Venture”). We have a 50% equity interest in the Ocean Palms Joint Venture and account for the investment in the Ocean Palms Joint Venture under the equity method whereby we recognize our proportionate share of the profits and losses. Since the commencement of sales in 2003 through December 31, 2005, all condominium units have been sold at an aggregate sales volume of $203,717. In December 2003, the joint venture closed on a $115,000 construction financing package and commenced development and construction. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction and recognition of profits under the percentage of completion method commenced. Construction of the highrise condominium building was substantially completed and closings of condominium units commenced in February 2006.
     Ocala Springs, located five miles northeast of Ocala in Marion County, Florida, is comprised of approximately 4,500 acres of undeveloped land. We are in the early stages of planning and permitting for development on this property.
     We also own or have contracts to purchase other parcels of property within Florida for which plans have not yet been formalized.
     Commercial and Industrial and Other Land Sales
     At Poinciana, we are in position to capitalize on the need for additional commercial and industrial facilities created by population growth within the community and surrounding areas. We continue to sell commercial and industrial land in Poinciana for third-party construction. During 2005, we closed on sales of over 70 acres of land for third-party construction. Also, in the fourth quarter of 2005, we sold our 50% equity interest in the Blueview Joint Venture (defined later under the heading “Liquidity and Capital Resources”) which resulted in a pre-tax gain of approximately $4,100. We also sold in the fourth quarter of 2005 a 50% equity interest in an unconsolidated joint venture (which was consolidated upon formation during the fourth quarter of 2005), the sole asset of which is land, which resulted in a pre-tax gain of approximately $4,500. We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual (profits). Therefore, this joint venture was recorded using the equity method of accounting. During 2004, we closed on sales of over 25 acres of land for third-party construction. Also during 2004, Lowe’s Home Improvement Warehouse opened a 1.3 million square foot regional distribution center and Wal-Mart Stores opened a 203,622 square foot super store on parcels acquired from us during

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
2003. Currently, we are negotiating with various potential third-party purchasers for the sales of various commercial and industrial land in Poinciana. Revenues from commercial and industrial and other land sales, which vary from year to year depending upon demand, ensuing negotiations and timing of closings, were $48,455, $5,284, and $11,532 in 2005, 2004 and 2003, respectively.
     Other Operations
     We also generate revenues through rental and other operations, including a small community shopping center in Rio Rico, recreational facilities, title insurance agency operations and real estate brokerage services. Revenues from these operations were $6,668, $6,842, and $4,654 in 2005, 2004 and 2003, respectively. The decrease in revenues in 2005 compared to 2004 results from approximately $1,300 recognized and earned in 2004 from escrowed funds associated with the sale of substantially all of the assets from the utilities operation in Florida during 1999 which was mitigated by increased revenues from title insurance agency operations and rental operations. The increase in revenues in 2004 compared to 2003 results from increased title insurance agency operations, rental operations and approximately $1,300 recognized and earned from escrowed funds associated with the sale of substantially all of the assets from the utilities operation in Florida during 1999.
     Discontinued Operations
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005, 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005, 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our mini storage facility located in Poinciana for a sales price of approximately $9,125. The pre-tax gain of approximately $6,092 on this sale and the operating results for 2005 have been reported as discontinued operations in the accompanying consolidated statements of income. We developed and constructed the mini storage facility and commenced operations in April 2005.
     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.
     As discussed in Note A to the Consolidated Financial Statements, revenues from the sales of housing units are recognized when the sale closes and title passes to the purchaser. Revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and we are not obligated to perform significant future activities. As a result, our revenue recognition process does not involve significant judgments or estimations. However, when required, we use the installment method of profit recognition for homesite sales. Under the installment method the gross profit on recorded homesite sales is deferred and recognized in income of future periods, as principal payments on contracts are received. Fluctuations in deferred gross profit result from collections of principal payments on contracts and cancellations from prior years’ homesite sales.
     We rely on certain estimates to determine construction, land costs and other infrastructure improvements and the resulting gross margins. Our land and construction costs are comprised of direct and allocated costs, including estimated costs for future warranties. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based upon U.S. generally accepted accounting principles. Land and land development costs generally include interest incurred until development is substantially completed. The costs of amenities deeded to appropriate homeowner associations are considered community-wide costs and are allocated using the relative sales value method or other methods which approximate the relative sales value method based on U.S. generally accepted accounting principles. Amenities owned by us are capitalized as Property, Plant and Equipment and depreciated principally by the straight-line method over the useful lives of the assets.
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
     In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”), (which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”) which requires the consolidation of entities by the primary beneficiary which is the enterprise that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We evaluate the impact of FIN 46(R) as it relates to the joint ventures we enter into to determine whether or not the entity is a variable interest entity and we are the primary beneficiary. If we determine that we are not the primary beneficiary since we are not the entity that absorbs a majority of the expected losses and/or receive a majority of the expected residual returns, these joint ventures are recorded as unconsolidated joint ventures using the equity method of accounting.
     Goodwill and indefinite-lived intangible assets are not amortized; however, they are subject to evaluation for impairment at least annually or more frequently if facts and circumstances warrant, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued
reporting unit, then we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. In accordance with SFAS No. 142 “Goodwill and Intangible Assets”, we perform annual impairment testing on goodwill and other intangible assets, or more frequently if facts and circumstances indicate a potential impairment. We perform our annual test as of December 31 each year. During the years ended December 31, 2005, 2004 and 2003, we did not experience any impairment losses.
     Warranty reserves for houses are established to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. Actual future warranty costs could differ from our currently estimated amounts.
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for in excess of 8,000 homesites previously sold. The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. For fiscal year 2005, we began evaluating during the first quarter of 2005 the required improvements in Poinciana and Rio Rico and obtained third-party engineer evaluations which were concluded in the third quarter of 2005 and further evaluated during the fourth quarter of 2005. Based on these evaluations we recorded charges of approximately $7,872 for 2005. For fiscal year 2004, we recorded charges of $4,758 based on third-party engineer evaluations concluded in the fourth quarter of 2004. Costs for construction, material and labor, as well as other land development and utilities infrastructure costs, have increased substantially over the past 12 to 18 months. Future increases or decreases may have a significant effect on the estimated development liability. The rate of utilization of the homesite improvement costs totaling $26,717 is presently indeterminable; however, Avatar’s current estimate is that these costs will be paid over a period in excess of ten years.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 was effective December 21, 2004 and the tax benefit resulting from the new deduction was effective beginning January 1, 2005. The adoption of FSP 109-1 did not have a material impact on our financial position or results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The pro forma disclosure previously

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – continued
permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS 123(R). On April 14, 2005, the Securities and Exchange Commission (SEC) announced that it would provide for phased-in implementation process for SFAS No. 123(R). The SEC will require that registrants that are not small business issuers adopt SFAS No. 123(R) no later than the first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for us. We plan to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. The compensation expense for the unvested portion of previously issued and outstanding awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our financial position or results of operations.
     In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143 “Asset Retirement Obligations”. FIN No. 47 is effective for fiscal years ending after December 15, 2005. For the year ending December 31, 2005, we determined there was no significant impact on the financial position, results of operations and cash flows on us as a result of adopting the provisions of FIN No. 47.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which will be January 1, 2006 for us. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of significant factors that have affected Avatar during the periods included in the accompanying consolidated statements of income.
     The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2005	2004 *	2003 *
Operating income:
Primary residential
Revenues	$309,608	$214,107	$149,757
Expenses	242,519	175,616	127,349

Net operating income	67,089	38,491	22,408

Active adult community
Revenues	148,515	105,663	79,921
Expenses	133,513	100,201	80,313

Net operating income (loss)	15,002	5,462	(392)

Commercial and industrial and other land sales
Revenues	48,455	5,284	11,532
Expenses	22,685	884	2,995

Net operating income	25,770	4,400	8,537

Other operations
Revenues	6,668	6,842	4,654
Expenses	4,286	3,447	3,116

Net operating income	2,382	3,395	1,538

Operating income	110,243	51,748	32,091

Unallocated income (expenses):
Equity earnings (loss) from unconsolidated joint venture	17,871	14,918	(982)
Deferred gross profit	298	586	1,310
Interest income	1,419	1,222	1,285
General and administrative expenses	(27,142)	(19,673)	(14,938)
Loss on redemption of 7% Notes	—	—	(1,532)
Interest expense	(475)	(1,539)	(1,977)
Other real estate expenses	(15,025)	(9,306)	(5,244)

Income from continuing operations	87,189	37,956	10,013
Income tax (expense) benefit	(29,990)	(12,678)	8,515
Income (loss) from discontinued operations	5,928	4,281	(65)

Net income	$63,127	$29,559	$18,463

*	During the fourth quarter of 2005, we sold our utility operations in Arizona, our shopping center in Poinciana and our mini storage facility in Poinciana. As a result of these sales, the results of operations have been reclassified as discontinued operations to conform to the 2005 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RESULTS OF OPERATIONS – continued
     Data from primary residential and active adult homebuilding operations for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
Units closed
Number of units	1,914	1,427	1,193
Aggregate dollar volume	$445,485	$307,678	$223,991
Average price per unit	$233	$216	$188

Contracts signed, net of cancellations
Number of units	1,791	2,237	1,758
Aggregate dollar volume	$555,370	$540,690	$349,371
Average price per unit	$310	$242	$199

Backlog at December 31
Number of units	2,065	2,188	1,378
Aggregate dollar volume	$634,663	$524,778	$291,766
Average price per unit	$307	$240	$212
     The following table represents data from primary residential and active adult homebuilding operations excluding our Harbor Islands project for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Units closed
Number of units	1,899	1,395	1,150
Aggregate dollar volume	$417,073	$260,524	$181,104
Average price per unit	$220	$187	$157

Contracts signed, net of cancellations
Number of units	1,789	2,219	1,731
Aggregate dollar volume	$550,636	$508,107	$310,755
Average price per unit	$308	$229	$180

Backlog at December 31
Number of units	2,064	2,174	1,350
Aggregate dollar volume	$631,273	$497,710	$250,127
Average price per unit	$306	$229	$185
     We are an equity partner in the Ocean Palms Joint Venture for development and construction of a 240-unit highrise condominium, which sales are not included in the foregoing charts. Since the commencement of sales in 2003 through December 31, 2005, all 240 units were sold at an aggregate sales volume of $203,717.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RESULTS OF OPERATIONS – continued
     Results for Solivita included in the foregoing tables are: for 2005, 2004 and 2003, 711, 760 and 503 contracts were signed (net of cancellations), with an aggregate dollar volume of $209,645, $163,609 and $103,415, respectively; 678, 483 and 410 homes closed, generating revenues from Solivita homebuilding operations of $141,687, $100,557 and $76,374, respectively. Backlog at December 31, 2005, 2004 and 2003 totaled 755 units at $219,643, 722 units at $151,685, and 445 units at $88,633, respectively.
     Results for Harbor Islands are: for 2005, 2004 and 2003, 2, 18 and 27 contracts were signed (net of cancellations), with an aggregate dollar volume of $4,733, $32,583 and $38,615, respectively; 15, 32 and 43 homes closed, generating revenues of $28,412, $47,154 and, $42,887, respectively. Backlog at December 31, 2005, 2004 and 2003 totaled 1 unit at $3,390, 14 units at $27,068 and 28 units at $41,639, respectively. The unit that remained unclosed as of December 31, 2005 is expected to close during the first half of 2006. This represents the last unit in the Harbor Islands community.
     Although the dollar volume of sales during 2005 exceeded by 2.7% the dollar volume for 2004 and our backlog at December 31, 2005 exceeded our backlog at December 31, 2004 by 20.9%, the number of housing units sold in 2005 declined by 19.9% due to several factors including: adverse weather conditions, including near-record rainfall in Central Florida during June 2005 and hurricane conditions in a substantial part of the state during portions of the third and fourth quarters; establishment of sales policies intended to reduce the backlog; and institution of programs to discourage the purchase by investors and speculators in our active adult community. We also believe that the market for new single-family and multi-family residences began to soften in the third quarter of 2005 and has continued to soften through February 2006.
     In addition, for 2005, we have increased the number of closings by more than 34% and have reduced the number of units in backlog by 6.6%.
     During the third quarter of 2004, we realized lower than anticipated volumes of sales and closings due to the impact of the hurricanes in the central Florida Counties of Polk and Osceola. Closings of over 100 homes scheduled for 2004 were delayed until 2005, and commencement of construction of more than 100 homes was delayed until future periods. For 2004, we recorded an expense of $3,400 directly related to the hurricanes, substantially for debris removal and replacement of landscaping. We have filed claims with our insurance carriers related to certain of these expenses and interruption of our business operations. Any resulting reimbursement for losses is expected to be substantially less than losses incurred.
     In general, prices of homes sold during 2005 ranged from $100 to $970 in our primary residential operations other than Woodslanding where prices ranged from $741 to $1,250 and Harbor Islands where prices ranged from $1,800 to $2,800. At Solivita, prices ranged from $140 to $650 on homes sold during 2005. While closings on production homes generally occur within 180 to 210 days from sale, closings on semi-custom homes generally require 12 to 18 months. In addition, due to the nature of the market, a substantial number of units at our active adult community close approximately 12 months from the date of sale.
Fiscal Year 2006
     We believe that the market for new single-family and multi-family residences began to soften in the third quarter of 2005 and has continued to soften through February 2006. Nevertheless, based principally on our backlog in homebuilding operations, we currently anticipate that our revenues and net income for 2006 will be significantly greater than for 2005. While we have not experienced a significant increase in the rate of cancellations of home

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RESULTS OF OPERATIONS – continued
sales to date, higher interest rates and stricter requirements of mortgage lenders and other factors could result in an increased rate of cancellations during the year.
     Many factors affect our results. For example, for fiscal year 2005, results were affected by adverse weather conditions and a shortage of available labor, subcontractors and certain construction materials, resulting in increased costs for land development and home construction. These conditions also extend the periods of time required to complete development and construction. In addition, sales volume may be adversely affected by higher rates of interest and stricter requirements of mortgage lenders, as well as resales of units purchased by real estate investors and speculators.
     In accordance with our past practice, we may also generate additional revenues through the sale of certain non-core assets. However, we cannot estimate the amount or timing thereof as such sales are affected by a variety of factors.
Fiscal Year 2005 Compared to Fiscal 2004
     Net income for the years ended December 31, 2005 and 2004 was $63,127 or $6.28 per diluted share ($7.83 per basic share) and $29,559 or $3.10 per diluted share ($3.49 per basic share), respectively. The increase in net income for 2005 compared to 2004 was primarily due to increases in primary residential operations, active adult operating results and commercial and industrial land sales, as well as increases in earnings recognized from the Ocean Palms Joint Venture and gains from sales of discontinued operations. The increase in net income for 2005 was partially mitigated by increases in general and administrative expenses, and other real estate expenses.
     Revenues and expenses from primary residential operations increased $95,501 or 44.6% and $66,903 or 38.1%, respectively, during 2005 when compared to 2004. The increase in revenues is primarily attributable to increased closings at Poinciana, Bellalago, Cory Lake Isles and Rio Rico and higher average price per unit closed in all primary residential communities. The increase in expenses is attributable to higher volume of closings and the associated costs related to price increases for materials and services, and for 2004 included approximately $1,758 of hurricane related expenses incurred at Poinciana and Bellalago.
     Revenues and expenses from active adult operations increased $42,852 or 40.6% and $33,312 or 33.2%, respectively, during 2005 when compared to 2004. The increase in revenues is primarily due to the increased number of units closed and increased activity at the amenity operations at Solivita. The increase in expenses in active adult operations is attributable to higher volume of closings and the associated costs related to the higher volume of closings at Solivita and price increases for materials and services, and for 2004 included approximately $1,666 of hurricane related expenses incurred at Solivita.
     Revenues and expenses from commercial and industrial and other land sales increased $43,171 or 817.0% and $21,801 or 2,466.2%, respectively, during 2005 when compared to 2004. During 2005, we closed on sales of over 70 acres of land for third-party construction. Furthermore, during 2005, we sold our 50% equity interest in the Blueview Joint Venture (defined later under the heading “Liquidity and Capital Resources”) which resulted in a pre-tax gain of approximately $4,100. We also sold in 2005 a 50% equity interest in an unconsolidated joint venture, the sole asset of which is land, which resulted in a pre-tax gain of approximately $4,500. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RESULTS OF OPERATIONS – continued
     Revenues from other operations decreased $174 or 2.5% and expenses increased $839 or 24.3%, respectively, during 2005 when compared to 2004. The decrease in revenues is primarily due to approximately $1,300 recognized and earned in 2004 from escrowed funds associated with the sale of substantially all of the assets from the utilities operations in Florida during 1999 partially mitigated by increased revenues from our title insurance agency and rental operations. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency and rental operations.
     Equity earnings from unconsolidated joint ventures represent our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. We recognized $17,955 and $14,918 of earnings for 2005 and 2004, respectively, from our investment in the Ocean Palms Joint Venture. Earnings from the Ocean Palms Joint Venture are recognized on the percentage of completion method of accounting. During the first quarter of 2004, construction of the highrise condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage of completion method commenced. Construction of the highrise condominium building was substantially completed and closings of units commenced in February 2006. We anticipate that closings of all units will occur during 2006.
     General and administrative expenses increased $7,469 or 38.0% for 2005 compared to 2004. The increases were primarily due to increases in professional fees, incentive compensation and compensation expense.
     Interest expense decreased $1,064 or 69.1% for 2005 compared to 2004. The decrease in interest expense for 2005 is due to the increase in amount of interest expense capitalized due to increases in development and construction activities in our various projects.
     Other real estate expenses, which represent real estate taxes and property maintenance not allocable to specific operations, increased by $5,719 or 61.5% for 2005 compared to 2004. The increase is primarily attributable to increased estimated development liability for utilities improvements for more than 8,000 residential homesites in Poinciana and Rio Rico, most of which were sold prior to the termination of retail homesite sales programs in 1996. Early in fiscal year 2005, we began evaluating required improvements in Poinciana and Rio Rico and obtained third-party engineer evaluations which were concluded in the third quarter of 2005 and further evaluated during the fourth quarter of 2005. Based on these evaluations we recorded charges of approximately $7,872 for 2005. For fiscal year 2004, we recorded charges of $4,758, of which $4,458 was recorded in the fourth quarter based on third-party engineer evaluations concluded in the fourth quarter of 2004. Costs for construction, material and labor, as well as other land development and utilities infrastructure costs, have increased substantially over the past 12 to 18 months. Future increases or decreases may have a significant effect on the estimated development liability.
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005, 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005, 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RESULTS OF OPERATIONS – continued
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our mini storage facility located in Poinciana for a sales price of approximately $9,125. The pre-tax gain of approximately $6,092 on this sale and the operating results for 2005 have been reported as discontinued operations in the accompanying consolidated statements of income. We developed and constructed the mini storage facility and commenced operations in April 2005.
     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During February 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686 on this sale and the operating results for 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income.
     Income tax expense (benefit) was provided for at an effective tax rate of 34.8% for 2005 compared to 34.1% for 2004. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.
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
     Revenues and expenses from other operations increased $2,188 or 47.0% and $331 or 10.6%, respectively, during 2004 when compared to 2003. The increase in revenues is primarily due to the increased revenues from our title insurance agency, rental operations, water and wastewater operations in Rio Rico, as well as approximately $1,300 recognized and earned in 2004 from escrowed funds associated with the sale of substantially all of the assets from the utilities operations in Florida during 1999. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency, rental operations and water and wastewater operations in Rio Rico.
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
     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income. During February 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686

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
LIQUIDITY AND CAPITAL RESOURCES
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities, and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.
     On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. This Unsecured Credit Facility replaces the three-year, $100,000 revolving secured credit facility (the “Secured Credit Facility”) entered into on December 30, 2003. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%.
     The initial principal amount under the Unsecured Credit Facility is $100,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. We received lender approval on October 21, 2005 to increase the principal amount under the Unsecured Credit Facility to $125,000. This Unsecured Credit Facility includes a $7,500 swing line commitment and has a $10,000 sublimit for the issuance of standby letters of credit.
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, and (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of December 31, 2005. LIBOR as of December 31, 2005 was 4.39%.
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
LIQUIDITY AND CAPITAL RESOURCES – continued
     Loans made and other obligations incurred under the Unsecured Credit Facility will mature on September 20, 2009; however, the Unsecured Credit Facility provides that once each fiscal year, Borrower may request a twelve-month extension of the maturity date. As of December 31, 2005, we had borrowings totaling $5,000 (which was repaid during January 2006) under the Unsecured Credit Facility and approximately $110,933 was available for borrowing under the Unsecured Credit Facility, net of approximately $9,067 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of our common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued interest and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of December 31, 2005.
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
LIQUIDITY AND CAPITAL RESOURCES – continued
     On July 1, 2003, we called for partial redemption on July 31, 2003, of $60,000 of the $94,429 in aggregate principal amount outstanding of the 7% Notes. On October 24, 2003, we called for redemption on November 25, 2003, of all Notes remaining outstanding. The redemption price was $1.02 per $1.00 principal amount, plus accrued interest from April 1, 2003 or October 1, 2003, respectively, to the respective redemption date. The 7% Notes were convertible into our common stock at a conversion price of $31.80 per share, or 31.447 shares per $1.00 principal amount of the 7% Notes. No accrued interest was paid with respect to any 7% Notes that were surrendered for conversion. Of the $94,429 aggregate principal amount of the 7% Notes outstanding as of July 1, 2003, $63,300 principal amount were redeemed for a total of $64,566 inclusive of redemption premium, plus accrued interest of $1,306; and $31,129 principal amount were converted into 978,866 shares of our common stock. As a result of the redemptions, a net pre-tax loss of $1,532 was recorded in the consolidated statements of income for 2003.
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
     During 2005, we purchased various parcels of land in Florida for residential development for an aggregate purchase price of approximately $58,817 (of which we contributed approximately $13,000 to an unconsolidated joint venture).
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%.
     In conjunction with the acquisition of undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note. The purchase money note is secured by a mortgage on this land. This note matures November 2009. As of December 31, 2005, the interest rate is 2% per annum above the prime rate of interest published from time to time in the Wall Street Journal adjusted every six months during the term of the note. However, effective February 1, 2006, the purchase money note was amended to fix the interest rate at 6% for the period February 1, 2006 through January 31, 2008. From February 1, 2008 through maturity, the interest rate reverts to a variable rate as previously described.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     On June 29, 2005, our Board of Directors amended the March 20, 2003 authorization which allows us to purchase, from time to time, shares of our common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, to also include repurchases of the 4.50% Notes. For the year ended December 31, 2005, we repurchased $428 of our common stock representing 8,564 shares. For the year ended December 31, 2005, we did not repurchase any of the 4.50% Notes. As of December 31, 2005, we are authorized to repurchase $15,829 of our common stock and/or 4.50% Notes.
     During the third quarter of 2003, we acquired land in Poinciana for a purchase price of $8,484. In October 2003, we contracted to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. On November 2, 2004, we closed on Phase 3 for a cash purchase price of approximately $7,200. The aggregate purchase price for the remaining phases was approximately $18,200 as of December 31, 2005. During January 2006, we closed on the remaining phases.
     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida whereby we had a 50% equity interest in the Blueview Joint Venture. We contributed $9,790 to the Blueview Joint Venture through October 5, 2005 towards acquisition of the property and reimbursement of certain third party costs. On October 5, 2005, we sold and assigned our 50% equity interest in the Blueview Joint Venture to the Blueview Joint Venture for a cash sales price of $13,887. This sale resulted in a pre-tax gain of approximately $4,100.
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby we had a 50% equity interest in the Regalia Joint Venture. On June 30, 2005, we assigned our 50% equity interest in the Regalia Joint Venture to our 50% equity partner for which we received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, we agreed to advance up to an additional $750 of which approximately $563 was advanced as of December 31, 2005. The interest rate on this promissory note is 8% per annum. Unpaid principal and interest under this promissory note is due and payable on June 30, 2006. Although legal transfer of ownership occurred in this transaction, for accounting purposes the risks of ownership have not been transferred to allow us to recognize this transaction as a sale.
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of December 31, 2005 and 2004, $4,910 and $3,000, respectively, was outstanding under the promissory note which is included in Receivables, net in the accompanying consolidated balance sheets. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture member which is expected to occur during 2006.
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona for a sales price of approximately $8,674. This sale resulted in a pre-tax loss of approximately $2,472.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. This sale resulted in a pre-tax gain of approximately $4,702.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our mini storage facility located in Poinciana for a sales price of approximately $9,125. This sale resulted in a pre-tax gain of approximately $6,092.
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
     In 2005, net cash used in operating activities amounted to $7,136, primarily as a result of increases in land and other inventories of $86,033 partially offset by net income of $63,127 and an increase in customer deposits of $11,994. Contributing to the increase in inventories for 2005 were land acquisitions of $45,817 and expenditures on construction and land development of approximately $40,216. Net cash provided by investing activities amounted to $14,330, primarily as a result of net proceeds of $23,844 from the sales of Rio Rico Utilities, our shopping center and our mini storage facility in Poinciana, offset by $1,012 resulting from expenditures for investments in property, plant and equipment and investments in unconsolidated joint ventures of $8,502. Net cash provided by financing activities of $1,787 resulted from borrowings of $86,933 from the Unsecured Credit Facility, partially offset by repayment of real estate debt of $82,735, the purchase of $428 of treasury stock as well as $1,708 used in connection with the issuance of restricted stock.
     In 2004, net cash used in operating activities amounted to $48,999, primarily as a result of increases in land and other inventories of $57,635 and prepaid expenses of $12,157, partially offset by an increase in customer deposits of $21,245. Contributing to the increase in inventories for 2004 were land acquisitions of $42,577. Net cash provided by investing activities amounted to $10,188, primarily as a result of net proceeds of $12,868 from the sales of the Harbor Islands marina and cable operations in Poinciana, offset by $2,680 resulting from investments in property, plant and equipment. Net cash provided by financing activities of $43,709 resulted from the proceeds of $120,000 from the issuance of the 4.50% Notes, partially offset by purchase of $52,998 of treasury stock, of which $42,905 was in connection with the issuance of the 4.50% Notes, and repayment of real estate debt of $20,107.
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
LIQUIDITY AND CAPITAL RESOURCES – continued
     Construction by the Ocean Palms Joint Venture of its highrise condominium in Hollywood, Florida was substantially completed and closings of units commenced in February 2006. As of commencement of closings on units, the Ocean Palms Joint Venture will realize cash proceeds and will repay construction financing, following which it will begin distribution of the cash proceeds to equity members.
     We anticipate that cash flow generated through the combination of profitable operations, sales of commercial and/or industrial land, sales of non-core assets and external borrowings positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, as well as to commence development of new projects on properties currently owned and/or to be acquired. (see “Results of Operations — Fiscal Year 2006.”)
OFF-BALANCE SHEET ARRANGEMENTS
     In general, our operations do not include transactions categorized as off-balance sheet arrangements. However, certain amendments or certain interpretations of accounting rules could provide for such categorization of certain joint venture transactions.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into the Ocean Palms Joint Venture for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We have a 50% equity interest in the Ocean Palms Joint Venture. We are accounting for the operating profits or losses under the equity method. Since the commencement of sales in 2003 through December 31, 2005, all units have been sold at an aggregate sales volume of $203,717. In December 2003, the Ocean Palms Joint Venture closed on a $115,000 construction financing package for a term of 30 months with an option to extend the maturity date for an additional six months provided certain conditions are met, at a per annum interest rate of LIBOR plus 2.75%. This financing is not guaranteed by us. Our investment in this unconsolidated joint venture as of December 31, 2005 is $47,363. Construction of the highrise condominium building was substantially completed and closings of units commenced in February 2006. Reference is made to Note F in Item 8 under the caption “Notes to Consolidated Financial Statements” for the balance sheet and statement of operations of the Ocean Palms Joint Venture.
     As of December 31, 2005, we had equity interests in two joint ventures (excluding Ocean Palms Joint Venture described above) formed for the acquisition and/or development of land in which we do not have a controlling interest. These entities typically meet the criteria of variable interest entities (VIEs) under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to these joint ventures and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the expected losses and/or receive a majority of the expected residual returns (profits). Therefore, these joint ventures are recorded using the equity method of accounting. Our maximum exposure related to our investment in these entities as of December 31, 2005 is the amount invested of $8,418. These entities have assets and liabilities totaling approximately $16,854 and $17, respectively, at December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
     The following table reflects contractual obligations as of December 31, 2005:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-Term Debt Obligations	$144,107	$—	$—	$24,107	$120,000
Capital Lease Obligations	$254	$80	$160	$94	$—
Operating Lease Obligations	$4,430	$1,585	$2,529	$316	$—
Purchase Obligations — Residential Development	$116,239	$116,239	$—	$—	$—
Purchase Obligations — Other	$42,034	$23,621	$9,950	$7,963	$500
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	$26,717	$1,000	$2,000	$2,000	$21,717
     Long-term debt obligations represent:
•	$15,730 outstanding under a purchase money mortgage associated with land acquired in Poinciana, payable by 2009

•	$3,377 community development district obligations associated with Sterling Hill in Hernando County, Florida, payable by 2010

•	$120,000 outstanding under the 4.50% Convertible Senior Notes due 2024

•	$5,000 outstanding under the Unsecured Credit Facility due 2009
     Purchase obligations (residential development) represent purchase commitments of $116,239 as of December 31, 2005 for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes.
     Other purchase obligations reflect our contract for the 2003 Poinciana Phased Purchase. The aggregate purchase price for the remaining phases was approximately $18,200 as of December 31, 2005. During January 2006, we purchased the remaining phases (See “Primary Residential Development — Poinciana.”). Also included in this category is compensation to executives pursuant to employment contracts.
     Other long-term contractual obligations represent the estimated cost to complete certain utilities improvements in areas within Poinciana and Rio Rico where homesites have been sold.
EFFECTS OF INFLATION AND ECONOMIC CONDITIONS
     Our operations may be negatively affected by inflation and general economic conditions. Adverse changes in employment levels, consumer income, available financing and interest rates may result in fewer sales. A low interest rate environment contributes significantly to the ability of purchasers to obtain financing for home purchases. Higher interest rates and higher sales prices may reduce demand for housing. Also, increasing competition for raw land and development opportunities has resulted in higher prices for raw land and development opportunities. Other economic conditions could affect operations (see “Forward-Looking Statements”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
EFFECTS OF INFLATION AND ECONOMIC CONDITIONS – continued
     Many factors have adversely affected and may continue to affect our anticipated results. For example, for fiscal year 2005 results were affected by adverse weather conditions and a shortage of available labor, subcontractors and certain construction materials, resulting in increased costs for land development and home construction. These conditions also extend the periods of time required to complete development and construction. In addition, sales volume may be adversely affected by higher rates of interest and stricter requirements of mortgage lenders, as well as resales of units purchased by real estate investors and speculators.
     To date, we have not realized a significant increase in the rate of cancellations; however, increasing rates of interest, stricter requirements of mortgage lenders and other factors could result in an increased rate of cancellations later in the year. We also believe that the market for new single-family and multi-family residences began to soften in the third quarter of 2005 and has continued to soften through February 2006.
FORWARD-LOOKING STATEMENTS
     Certain statements discussed under the captions “Business,” “Risk Factors”, “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:
Our access to financing may be limited
     Our business is capital intensive and requires expenditures for land and infrastructure development, housing construction, working capital and new development opportunities. Accordingly, we anticipate incurring indebtedness to fund real estate development activities. As of December 31, 2005, total consolidated indebtedness was $144,107, including the $120,000 principal amount of our 4.50% Notes. We may not sustain profitability or positive cash flows from operating activities. We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-core assets, and existing and future financing will be sufficient to fund the anticipated operations and meet debt service or working capital requirements. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. We cannot assure that such financing will be available or, if available, will be on favorable terms. If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.
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
FORWARD-LOOKING STATEMENTS – continued
A rise in interest rates or a decline in the capital markets could have an adverse effect on our business
     A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, decreases in investment income, unavailability of mortgage financing, increasing housing costs and declining employment and income levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. During 2005 mortgage rates increased and some lenders imposed more stringent credit requirements. If mortgage interest rates continue to increase and lending restrictions continue to be tightened or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases would likely be adversely affected, which may have an adverse effect on our business.
Our success significantly depends on our key personnel and our ability to attract and retain additional personnel
     Our real estate business strategy requires, among other things, the addition of new management personnel and employees, as well as the development of additional expertise by existing management personnel and employees. The loss of the services of certain members of the senior and middle management team, or the inability to attract new personnel, could have a material adverse effect on the success of our real estate business strategy and on our ability to expand our operations.
We may not succeed in obtaining new development, investment and business opportunities
     We have under development or in the planning process a substantial portion of the historical landholdings that we believe can be profitably developed at this time or in the near future, and have acquired additional parcels of land in Florida. Although we are actively pursuing other development, long-term investment and business opportunities, we cannot assure that we will succeed in our efforts to obtain additional development, investment and business opportunities.
Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control
     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. As a real estate developer we are subject to various risks, many of which are outside our control, including real estate market conditions (both where communities and homebuilding operations are located and in areas where potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. The occurrence of any of the foregoing could result in a reduction or cancellation of sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the timing of our cash flows. For example, during 2005, shortages of labor and material within the homebuilding industry as the result of a robust economy and adverse weather conditions, particularly, Hurricanes Katrina, Rita and Wilma, had an adverse impact

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
FORWARD-LOOKING STATEMENTS – continued
on our 2005 sales efforts and caused construction delays. We also believe that the market for new single-family and multi-family residences began to soften in the third quarter of 2005 and continued to soften through February 2006. Also, during the third quarter of 2004, we realized lower than anticipated volumes of sales and closings due to the impact of Hurricanes Charley, Frances and Jeanne in the Central Florida Counties of Polk and Osceola. Closings of over 100 homes scheduled for 2004 were delayed until 2005, and commencement of construction of homes scheduled for 2004 was delayed until future periods.
We are concentrated geographically, which could adversely affect our business
     Our development activities are on located in Florida and Arizona. These development activities depend to a significant degree on the levels of immigration to Florida from outside the United States, migration to Florida from within the United States and purchases in Florida of second and/or vacation homes, in addition to other local market conditions. Our geographic concentration may create increased vulnerability during regional economic downturns or other Florida-related events which may reduce our cash flows and adversely affect our financial condition.
If we are unable to develop and market our communities, our cash flow could decline
     Our communities will be developed over time. Therefore, our medium- and long-term future is dependent on our ability to develop and market existing and future communities successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals to construct project infrastructure, model homes and sales facilities. It generally takes several years for a community development to achieve cumulative positive cash flow. No assurance can be given that we will successfully develop and market communities in the future. Our inability to develop and market our communities successfully and to generate positive cash flows from such operations in a timely manner would have an adverse effect on the ability to service debt and to meet working capital requirements.
Our joint ventures and partnerships may not achieve anticipated results
     In connection with our business strategy, we seek additional joint venture or partnership arrangements. A joint venture or other partnership may involve special risks associated with the possibility that a partner or partnership at any time (i) may have economic or business interests or goals that are inconsistent with ours, (ii) may take actions contrary to our instructions or requests or contrary to our policies or objectives with respect to our real estate investments or (iii) could experience financial difficulties. Actions by a partner may have the result of subjecting property owned by the joint venture or partnership to liabilities in excess of those contemplated by the terms of the joint venture or partnership agreement or have other adverse consequences. As a participant in certain joint ventures or partnerships, we may be jointly and severally liable for the debts and liabilities of a joint venture or partnership. We cannot assure that any joint venture or partnership arrangements will achieve the results anticipated or otherwise prove successful.

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
Our business is subject to substantial competition
     Our homebuilding, planned community development and other real estate operations are subject to substantial existing and potential competition (including increased competition from a number of national homebuilders). Some current and potential competitors have longer operating histories and greater financial, sales, marketing, technical and other resources than we have. Competition within the geographic locations of our developments extends from price and design of products, to the ability to acquire diminishing supplies of raw land, to retain and employ experienced real estate development, management and sales personnel and to contract with development and construction firms. We cannot assure that we will have sufficient resources to compete successfully in our market or against our competition. Accordingly, we may lose market share to existing and new competitors. In addition, we currently compete with resales in our communities by real estate investors and speculators.
Our inability to meet the demands of increased volume could adversely affect our business
     The expansion of operations has placed increased burdens on existing staff and development and construction subcontractors. In addition, our ability to manage growth and to redeploy resources effectively will require us to continue to implement and improve operational, financial and sales systems. The inability to meet the demands of higher volume through retention and hiring of experienced development, management and sales personnel, through entering into contracts for development and construction and by updating and/or installing more sophisticated systems could have a detrimental effect on our competitive position and results of operation.
We are subject to extensive governmental regulation and environmental considerations
     Our business is subject to extensive federal, state and local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and “no growth” or “slow growth” policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of development. Various governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. For example, at Poinciana additional access roads will be necessary in 2007 or shortly thereafter to accommodate increasing traffic resulting from increasing population. We may be required to fund or guarantee all or part of the development and construction costs which are intended to be repaid through revenue bonds or toll road receipts. The incurrence of substantial compliance costs, denial or postponement of necessary development permits or the imposition of delays and other regulatory burdens could have a material adverse effect on our operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
FORWARD-LOOKING STATEMENTS – continued
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
Certain events could trigger the acceleration of payment of the 4.50% Notes
     Certain events, including cessation of trading of our common stock, failure to pay interest when due on our 4.50% Notes, final judgment(s) for the payment of money in excess of $20,000 rendered against us or any of our subsidiaries if not discharged for any periods of 30 consecutive days during which a stay of enforcement is not in effect, could result in a default under our 4.50% Notes. Such default would result in the requirement for payment of the 4.50% Notes prior to the due date thereof. Our inability to make such accelerated payment could have a material adverse effect upon our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Avatar is subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels and third-party financing and could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. In addition, Avatar is subject to market risk related to potential adverse changes in interest rates on the Unsecured Credit Facility. The interest rate for the Unsecured Credit Facility fluctuates with LIBOR lending rates, both upwards and downwards. See Notes G and P (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of risks.)

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of Avatar Holdings Inc. and subsidiaries as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
     Ernst & Young LLP, an independent registered public accounting firm, that audited the consolidated financial statements of Avatar Holdings Inc. and subsidiaries included in this annual report, has issued an attestation report on our management’s assessment of our internal control over financial reporting. The attestation report follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors

Avatar Holdings Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Avatar Holdings Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avatar Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Avatar Holdings Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Avatar Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Avatar Holdings Inc.
We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Avatar Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 6, 2006

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2005	2004
Assets
Cash and cash equivalents	$38,479	$29,498
Restricted cash	6,020	5,987
Receivables, net	29,865	21,471
Land and other inventories	399,458	297,858
Land inventory not owned	18,171	16,890
Property, plant and equipment, net	34,829	37,020
Investment in unconsolidated joint ventures	55,781	33,936
Prepaid expenses	13,985	17,581
Other assets	9,110	14,068
Deferred income taxes	3,823	3,536
Assets of business transferred under contractual arrangements	16,889	15,430
Assets held for sale	—	14,989

Total Assets	$626,410	$508,264

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$120,000
Real estate	24,107	19,384
Obligations related to land inventory not owned	18,171	16,890
Estimated development liability for sold land	26,717	20,493
Accounts payable	16,526	15,277
Accrued and other liabilities	42,087	15,801
Customer deposits	57,797	45,803
Liabilities of business transferred under contractual arrangements	8,113	8,013
Liabilities associated with assets held for sale	—	368

Total Liabilities	313,518	262,029

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,711,286 shares at December 31, 2005
10,581,388 shares at December 31, 2004	10,711	10,581
Additional paid-in capital	214,873	212,475
Unearned restricted stock units	(6,583)	(8,013)
Retained earnings	168,915	105,788

	387,916	320,831
Treasury stock: at cost, 2,531,823 shares at December 31, 2005
at cost, 2,523,259 shares at December 31, 2004	(75,024)	(74,596)

Total Stockholders’ Equity	312,892	246,235

Total Liabilities and Stockholders’ Equity	$626,410	$508,264

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands except per-share amounts)

	For the year ended December 31
	2005	2004	2003
Revenues
Real estate sales	$512,653	$330,148	$245,610
Deferred gross profit on homesite sales	298	586	1,310
Interest income	1,419	1,222	1,285
Other	2,478	2,249	761

Total revenues	516,848	334,205	248,966

Expenses
Real estate expenses	419,875	289,881	219,359
General and administrative expenses	27,142	19,673	14,938
Loss on redemption of 7% Notes	—	—	1,532
Interest expense	475	1,539	1,977
Other	38	74	165

Total expenses	447,530	311,167	237,971

Equity earnings (loss) from unconsolidated joint venture	17,871	14,918	(982)

Income from continuing operations before income taxes	87,189	37,956	10,013
Income tax (expense) benefit	(29,990)	(12,678)	8,515

Income from continuing operations	57,199	25,278	18,528

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $8,322 and $6,465 in 2005 and 2004, respectively)	9,562	6,905	(104)
Income tax (expense) benefit	(3,634)	(2,624)	39

Income (loss) from discontinued operations	5,928	4,281	(65)

Net income	$63,127	$29,559	$18,463

Basic Earnings Per Share:
Income from continuing operations	$7.10	$2.98	$2.14
Income (loss) from discontinued operations	0.73	0.51	(0.01)

Net income	$7.83	$3.49	$2.13

Diluted Earnings Per Share:
Income from continuing operations	$5.72	$2.69	$2.12
Income (loss) from discontinued operations	0.56	0.41	(0.01)

Net income	$6.28	$3.10	$2.11

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

			Additional	Unearned
	Common Stock		Paid-in	Restricted	Retained	Treasury Stock
	Shares	Amount	Capital	Stock	Earnings	Shares	Amount
Balance at January 1, 2003	9,552,522	$9,553	$171,253	($2,877)	$57,766	(771,864)	($12,723)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	1,223	—	—	—	—
Conversion of 7% Notes into common stock	978,866	978	30,018	—	—	—	—
Exercise of stock options	10,006	10	240	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(379,758)	(8,875)
Grant of restricted stock units	—	—	4,140	(4,140)	—	—	—
Amortization of restricted stock units	—	—	—	870	—	—	—
Net income	—	—	—	—	18,463	—	—

Balance at December 31, 2003	10,541,394	10,541	206,874	(6,147)	76,229	(1,151,622)	(21,598)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	64	—	—	—	—
Exercise of stock options	39,994	40	1,201	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,371,637)	(52,998)
Grant of restricted stock units	—	—	4,336	(4,336)	—	—	—
Amortization of restricted stock units	—	—	—	2,470	—	—	—
Net income	—	—	—	—	29,559	—	—

Balance at December 31, 2004	10,581,388	10,581	212,475	(8,013)	105,788	(2,523,259)	(74,596)
Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	241	—	—	—	—
Issuances from exercise of stock options and restricted stock units	159,898	160	88	—	—	—	—
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units	(30,000)	(30)	(1,678)	—	—	—	—
Tax benefit from vesting of restricted stock units and exercise of stock options	—	—	1,639	—	—	—	—
Grant of restricted stock units	—	—	1,681	(1,681)	—	—	—
Amortization of restricted stock units	—	—	—	3,111	—	—	—
Other stock based compensation	—	—	427	—	—	—	—
Purchase of treasury stock						(8,564)	(428)
Net income	—	—	—	—	63,127	—	—

Balance at December 31, 2005	10,711,286	$10,711	$214,873	($6,583)	$168,915	(2,531,823)	($75,024)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$63,127	$29,559	$18,463
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,589	4,680	3,938
Amortization of restricted stock and other stock based compensation	3,538	2,470	870
(Income) loss on disposal from discontinued operations, net of taxes	(5,160)	(4,008)	—
Deferred gross profit	(298)	(586)	(1,310)
Equity (income) loss from unconsolidated joint venture	(17,871)	(14,918)	982
Distributions of earnings from unconsolidated joint ventures	4,528	—	—
Loss on redemption of 7% Notes	—	—	1,532
Deferred income taxes	(287)	4,240	(3,025)
Changes in operating assets and liabilities:
Restricted cash	(33)	(3,796)	(1,118)
Receivables	(8,096)	(6,923)	(5,975)
Inventories	(86,033)	(57,635)	(24,245)
Prepaid expenses	4,958	(12,157)	313
Other assets	3,934	(6,024)	2,715
Accounts payable and accrued and other liabilities	16,101	2,536	(7,516)
Customer deposits	11,994	21,245	9,479
Assets/liabilities of business transferred under contractual arrangements	(1,359)	(7,409)	—
Assets/liabilities of discontinued operations	(768)	(273)	(65)

NET CASH USED IN OPERATING ACTIVITIES	(7,136)	(48,999)	(4,962)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(1,012)	(2,680)	(1,691)
Investment in unconsolidated joint ventures	(8,502)	—	(19,132)
Net proceeds from sales of discontinued operations	23,844	12,868	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,330	10,188	(20,823)

FINANCING ACTIVITIES
Net proceeds from revolving line of credit and long term borrowings	86,933	—	16,337
Proceeds from issuance of 4.5% Notes	—	120,000	—
Payment of debt issuance costs	(523)	(4,186)	(1,751)
Principal payments of real estate borrowings	(82,735)	(20,107)	(2,264)
Redemption of 7% Convertible Subordinated Notes (including premium)	—	—	(64,566)
Repurchase of 7% Convertible Subordinated Notes	—	—	(7,585)
Purchase of treasury stock	(428)	(52,998)	(8,875)
Exercise of stock options	248	1,000	250
Payment of withholding taxes related to restricted stock units withheld	(1,708)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,787	43,709	(68,454)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,981	4,898	(94,239)

Cash and cash equivalents at beginning of year	29,498	24,600	118,839

CASH AND CASH EQUIVALENTS AT END OF YEAR	$38,479	$29,498	$24,600

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$—	$11,720	$—
Notes, mortgage notes and other debt:
Corporate	$—	$—	$31,129
Real estate	$—	$11,720	$—
Common stock	$—	$—	$978
Additional paid in capital	$—	$—	$31,241
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Dollars in thousands except per-share data)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation:
     The consolidated accompanying financial statements include the accounts of Avatar Holdings Inc. and all subsidiaries, partnerships and other entities in which Avatar Holdings Inc. has a controlling interest and variable interest entities for which we are deemed to be the primary beneficiary (“Avatar”, “we”, “us” or “our”). Our investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The preparation of our financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.
     Due to our normal operating cycle being in excess of one year, Avatar presents unclassified consolidated balance sheets.
     Certain 2004 and 2003 financial statement items have been reclassified to conform to the 2005 presentation including the effects of reclassifications from discontinued operations.
General:
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities include the development of active adult and primary residential communities. In addition, we are completing a highrise condominium in Hollywood, Florida, and are in the early stage of development of a 113-unit midrise condominium in Palm Beach County, Florida. We also engage in a variety of other real estate related activities, such as the operation of amenities, the sale for third-party construction of commercial and industrial land, the operation of a title insurance agency and real estate brokerage services.
Cash and Cash Equivalents and Restricted Cash:
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as a cash equivalent which was $18,138 and $1,308 as of December 31, 2005 and 2004, respectively. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
     Restricted cash includes deposits of $6,020 and $5,987 as of December 31, 2005 and 2004, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close. We had escrow funds of $939 and $313 as of December 31, 2005 and 2004, respectively, that are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Receivables, net:
     Receivables, net includes amounts in transit or due from title companies for house closings and contracts and mortgage notes receivable from the sale of homesites. As of December 31, 2005, the balance includes deferred gross profit and allowance for bad debts of $125 and $343, respectively, and as of December 31, 2004, the balance includes deferred gross profit and allowance for bad debts of $379 and $697, respectively.
Land Inventories:
     Land inventories are stated at cost. Cost includes expenditures for acquisition, construction, development and carrying charges. Interest cost incurred during the period of land development and construction, when applicable, is capitalized as part of the cost of such projects. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based upon U.S. generally accepted accounting principles. The costs of amenities deeded to appropriate homeowner associations are considered community-wide costs and are allocated using the relative sales value method or other methods which approximate the relative sales value method based on U.S. generally accepted accounting principles. Amenities owned by us are capitalized as Property, Plant and Equipment and depreciated principally by the straight-line method over the useful lives of the assets. Inventories to be disposed of are carried at the lower of cost or fair value less cost to sell.
Impairment of Long-Lived Assets:
     Based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are required to review the carrying value of each of our long-lived assets and write down the value of those long-lived assets for which we believe the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed of. We periodically review the carrying value of our long-lived assets and, if such reviews indicate a lack of recovery of the net book value based on estimates on undiscounted future cash flows, adjust the assets accordingly based on fair value. No impairment existed at December 31, 2005 and 2004. In accordance with the provisions of SFAS No. 144, we presented the sale of Rio Rico Utilities, the sale of the assets of a mini storage facility and shopping center in Poinciana during 2005, as well as the sale of substantially all of the assets of our cable operations located in Poinciana and the sale of the Harbor Islands marina located in Hollywood, Florida during 2004 as discontinued operations.
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

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Goodwill and Indefinite-Lived Intangible Assets:
     Goodwill and indefinite-lived intangible assets are not amortized; however, they are subject to evaluation for impairment at least annually or more frequently if facts and circumstances warrant, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, then we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. In accordance with SFAS No. 142 “Goodwill and Intangible Assets”, we perform annual impairment testing on our goodwill and other intangible assets, or more frequently if facts and circumstances indicate a potential impairment. We perform our annual test as of December 31 each year. During the years ended December 31, 2005, 2004 and 2003, we did not experience any impairment losses. Goodwill of $2,338 is included in Other Assets as of December 31, 2005 and 2004 in the consolidated balance sheets.
Revenues:
     Revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. Revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and we are not obligated to perform significant future activities.
Advertising Costs:
     Advertising costs are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, advertising costs totaled $3,518, $3,191 and $3,989, respectively, and are included in real estate expenses in the accompanying consolidated statements of income.
Warranty Costs:
     Warranty reserves for houses are established to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We may have recourse against the subcontractors for claims relating to workmanship and materials. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.
     During the years ended December 31, 2005, 2004 and 2003 changes in the warranty reserve consist of the following:

	2005	2004	2003
Warranty reserve as of January 1	$1,370	$977	$639
Estimated warranty expense	2,455	1,953	1,466
Amounts charged against warranty reserve	(2,209)	(1,560)	(1,128)

Warranty reserve as of December 31	$1,616	$1,370	$977

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
Stock Based Compensation:
     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, we account for stock-based compensation using the intrinsic value based method in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations and provide the disclosure-only provisions of SFAS No. 123 and SFAS No. 148. For restricted stock units granted, the value is based on the market price of our common stock on the date the specified hurdle price is probable of being achieved, provided such provisions are applicable, or date of grant. Compensation expense from restricted stock units is recognized using the straight-line method over the vesting period. Compensation expense of $3,111, $2,470 and $870 has been recognized for the years ended December 31, 2005, 2004 and 2003, respectively. Unearned compensation for restricted stock units is shown as a reduction of stockholders’ equity in the consolidated balance sheets and consolidated statements of stockholders’ equity. For stock options granted, no compensation expense has been recognized because all stock options granted have exercise prices not less than the market value of our stock on the grant date.
     SFAS No. 123, as amended by SFAS No. 148, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the years ended December 31, 2005, 2004 and 2003 had compensation expense for our stock-based compensation plan been based on fair value at the grant date:

		Restated	Restated	As Reported	As Reported
	2005	2004	2003	2004	2003
Net income — as reported	$63,127	$29,559	$18,463	$29,559	$18,463
Add: Stock-based compensation expense included in reported net income, net of related tax expense	1,929	1,532	539	1,532	539
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(1,714)	(840)	(595)	(1,714)	(685)

Net income — pro forma	$63,342	$30,251	$18,407	$29,377	$18,317

Earnings Per Share:
Basic
As reported	$7.83	$3.49	$2.13	$3.49	$2.13

Pro forma	$7.86	$3.57	$2.12	$3.47	$2.11

Diluted
As reported	$6.28	$3.10	$2.11	$3.10	$2.11

Pro forma	$6.30	$3.17	$2.10	$3.09	$2.09

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
     The amounts previously reported for 2004 and 2003 for stock-based compensation under the fair value method for the pro forma disclosure in the table above have been restated to reflect the correction of assumptions used in determining the stock-based compensation under the fair value method with respect to certain market conditioned restricted stock units. With respect to pro forma amounts previously reported, management’s assumptions used in determining the stock-based compensation under the fair value method excluded consideration of the market conditions of the restricted stock units. These corrected assumptions did not affect the actual reported net income or earnings per share.
     The fair value of the stock-based compensation plans were determined at the grant date using the Black-Scholes option-pricing model for the stock options granted and the Monte-Carlo option valuation model (like a lattice model) for restricted stock units granted. The significant weighted average assumptions used for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility rate	35.8% - 38.3%	40.0%	28.8% - 44.9%
Risk-free interest rate	3.7% - 4.1%	3.5%	2.8% - 3.7%
Expected life (years)	5	4	5 - 10
Weighted average fair value of units granted	$28.36	$41.44	$14.59
Repurchase of Common Stock and Notes:
     On March 20, 2003, our Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of our common stock and/or 7% Notes, which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, our Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of our common stock. For the year ended December 31, 2005, we repurchased $428 of our common stock representing 8,564 shares of our common stock. We did not repurchase any of the 4.50% Notes. As of December 31, 2005, the remaining authorization for purchase of shares of our common stock and/or 4.50% Notes was $15,829.
     In conjunction with the offering of $120,000 of the 4.50% Notes, on March 22, 2004, our Board of Directors authorized us to use up to approximately $43,000 of the gross proceeds to purchase shares of our common stock in privately negotiated transactions. We used approximately $42,905 of the net proceeds from the offering to purchase 1,141,400 shares of common stock at a price of $37.59 per share. In addition, from August 6 through October 15, 2004, we repurchased $10,093 of our common stock representing 230,237 shares.
Earnings Per Share:
     We present earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. During 2003, Avatar redeemed the 7% Notes. Reference is made to Note G regarding the redemption of the 7% Notes.
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 9,898, 39,994 and 10,006 shares of our common stock for 2005, 2004 and 2003, respectively, due to the exercise of stock options.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Numerator:
Basic earnings per share — income from continuing operations	$57,199	$25,278	$18,528
Interest expense on 4.50% Notes, net of tax	3,285	2,618	—

Diluted earnings per share — income from continuing operations	$60,484	$27,896	$18,528

Basic earnings per share — net income	$63,127	$29,559	$18,463
Interest expense on 4.50% Notes, net of tax	3,285	2,618	—

Diluted earnings per share — net income	$66,412	$32,177	$18,463

Denominator:
Basic weighted average shares outstanding	8,058,634	8,474,988	8,667,352
Effect of dilutive restricted stock	195,913	131,594	83,354
Effect of dilutive employee stock options	44,347	38,897	15,789
Effect of dilutive 4.50% Notes	2,280,068	1,722,579	—

Diluted weighted average shares outstanding	10,578,962	10,368,058	8,766,495

     Under SFAS No. 128, issuers of contingently convertible debt instruments (such as the 4.50% Notes), which generally become convertible into common stock only if one or more specified events occur, such as the underlying common stock achieving a specified price target, exclude the potential common shares from the calculation of diluted earnings per share until the market price or other contingency is met. However, the Emerging Issues Task Force (EITF) reached a final consensus for accounting for contingently convertible debt instruments as it relates to earnings per share in Issue 04-8 “The Effect of Contingently Convertible Debt on Earnings Per Share” (the “Issue 04-8”) . The EITF affirmed its final consensus that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. We implemented Issue 04-8 during the fourth quarter of 2004 by including the dilutive effect of the 4.50% Notes.
Recently Issued Accounting Pronouncements:
     In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a tax deduction on qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. FSP 109-1 was effective December 21, 2004 and the tax benefit resulting from the new deduction was effective beginning January 1, 2005. The adoption of FSP 109-1 did not have a material impact on our financial position or results of operations.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense over the related vesting period. SFAS No. 123(R) also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The proforma disclosure previously permitted under SFAS No. 123 and SFAS No. 148 is no longer an alternative under SFAS 123(R). On April 14, 2005, the Securities and Exchange Commission (SEC) announced that it would provide for phased-in implementation process for SFAS No. 123(R). The SEC will require that registrants that are not small business issuers adopt SFAS No. 123(R) no later than the first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for us. We plan to adopt the modified prospective method permitted under SFAS No. 123(R). Under this method, companies are required to record compensation expense for new and modified awards over the related vesting period of such awards prospectively and record compensation expense prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods is permitted under the modified prospective method. The compensation expense for the unvested portion of previously issued and outstanding awards will be based on the same method and on the same grant-date fair values previously determined for the proforma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Future levels of compensation expense recognized related to stock option awards (including the aforementioned) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our financial position or results of operations.
     In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of SFAS No. 143 “Asset Retirement Obligations”. FIN No. 47 is effective for fiscal years ending after December 15, 2005. For the year ending December 31, 2005, we determined there was no significant impact on the financial position, results of operations and cash flows on us as a result of adopting the provisions of FIN No. 47.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which will be January 1, 2006 for us. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial position or results of operations.

NOTE B — REAL ESTATE SALES
     The components of real estate sales are as follows:

	For the year ended December 31
	2005	2004	2003
Primary residential	$309,608	$214,107	$149,757
Active adult community	148,515	105,663	79,921
Rental, leasing and other real estate operations	6,075	5,094	4,400
Commercial/industrial and other land sales	48,455	5,284	11,532

Total real estate sales	$512,653	$330,148	$245,610

NOTE C — LAND AND OTHER INVENTORIES
     Inventories consist of the following:

	December 31
	2005	2004
Land developed and in process of development	$183,155	$162,547
Land held for future development or sale	84,667	72,656
Dwelling units completed or under construction	131,063	62,272
Other	573	383

	$399,458	$297,858

     During 2005, we purchased various parcels of land in Florida for an aggregate purchase price of approximately $45,817 for residential development.
     During the third quarter of 2003, we acquired land in Poinciana for a purchase price of $8,484. In October 2003, we contracted to acquire additional land in Poinciana, divided into four phases, and closed on Phase 4 for a purchase price of $7,311. On November 2, 2004, we closed on Phase 3 for a cash purchase price of approximately $7,200. The aggregate purchase price for the remaining phases was approximately $18,200 as of December 31, 2005. During January 2006, we closed on the remaining phases.

NOTE D — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment and accumulated depreciation consist of the following:

	December 31
	2005	2004
Land and improvements	$15,981	$16,945
Buildings and improvements	26,861	26,891
Machinery, equipment and fixtures	11,382	10,048

	54,224	53,884
Less accumulated depreciation	(19,395)	(16,864)

	$34,829	$37,020

     Depreciation charged to operations during 2005, 2004 and 2003 was $2,568, $2,601 and $2,625, respectively.
NOTE E — ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	December 31
	2005	2004
Gross unexpended costs	$36,689	$26,672
Less costs relating to unsold homesites	(9,972)	(6,179)

Estimated development liability for sold land	$26,717	$20,493

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. Early in fiscal year 2005, we began evaluating the required improvements in Poinciana and Rio Rico and obtained third-party engineer evaluations which were concluded in the third quarter of 2005 and further evaluated during the fourth quarter of 2005. Based on these evaluations we recorded charges of approximately $7,872 for 2005. For fiscal year 2004, we recorded charges of $4,758 based on third-party engineer evaluations concluded in the fourth quarter of 2004. Costs for construction, material and labor, as well as other land development and utilities infrastructure costs, have increased substantially over the past 12 to 18 months. Future increases or decreases may have a significant effect on the estimated development liability.
     The rate of utilization of the homesite improvement costs totaling $26,717 is presently indeterminable; however, Avatar’s current estimate is that these costs will be paid over a period in excess of ten years.
NOTE F — CONSOLIDATION OF VARIABLE INTEREST ENTITIES
     In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”), (which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”) which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46(R), entities were generally consolidated by an enterprise when it had a controlling financial

NOTE F — CONSOLIDATION OF VARIABLE INTEREST ENTITIES — continued
interest through ownership of a majority voting interest in the entity. FIN 46(R) applied immediately to variable interest entities (VIEs) created after January 31, 2003, and with respect to variable interest entities created before February 1, 2003, FIN 46(R) applied for the quarter ended March 31, 2004.
Investments in Consolidated Joint Ventures:
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential high-rise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby we had a 50% equity interest in the Regalia Joint Venture. We evaluated the impact of FIN 46(R) as it relates to our equity interest in the Regalia Joint Venture and determined that we were the primary beneficiary since we were the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, under the provisions of FIN 46 (R), we commenced consolidating the Regalia Joint Venture into our financial statements during the first quarter of 2004. On June 30, 2005, we assigned our 50% equity interest in the Regalia Joint Venture to our 50% equity partner for which we received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, we may advance up to an additional $750 of which approximately $563 was advanced as of December 31, 2005. The interest rate on this promissory note is 8% per annum. Unpaid principal and interest under this promissory note is due and payable on June 30, 2006. Although legal transfer of ownership occurred in this transaction, for accounting purposes the risks of ownership have not been transferred to allow us to recognize this transaction as a sale. The consolidated assets and liabilities of the Regalia Joint Venture are reflected in the accompanying consolidated balance sheets as “Assets of business transferred under contractual arrangements” and “Liabilities of business transferred under contractual arrangement”, respectively, as of December 31, 2005 and 2004.
     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition of land and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida whereby we had a 50% equity interest in the Blueview Joint Venture. We evaluated the impact of FIN 46(R) as it relates to our equity interest in the Blueview Joint Venture and determined that we were the primary beneficiary since we were the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, under the provisions of FIN 46 (R), we commenced consolidating the Blueview Joint Venture into our financial statements during the first quarter of 2005. We contributed $9,790 to the Blueview Joint Venture through October 5, 2005 towards acquisition of the property and reimbursement of certain third party costs. On October 5, 2005, we sold and assigned our 50% equity interest in the Blueview Joint Venture to the Blueview Joint Venture for a cash sales price of $13,887. This sale resulted in a pre-tax gain of approximately $4,100.

NOTE F — CONSOLIDATION OF VARIABLE INTEREST ENTITIES — continued
Investments in Unconsolidated Joint Ventures:
     As of December 31, 2005, we had equity interests in two joint ventures (excluding Ocean Palms Joint Venture described below) formed for the acquisition and/or development of land in which we do not have a controlling interest. These entities typically meet the criteria of VIEs under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to these joint ventures and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, these joint ventures are recorded using the equity method of accounting. Our maximum exposure related to our investment in these entities as of December 31, 2005 is the amount invested of $8,418. These entities have assets and liabilities totaling approximately $16,854 and $17, respectively, at December 31, 2005. During the fourth quarter of 2005, we sold a 50% equity interest in one of the unconsolidated joint ventures (which was consolidated upon formation during the fourth quarter of 2005), the sole asset of which is land, which resulted in a pre-tax gain of approximately $4,500.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We evaluated the impact of FIN 46(R) as it related to our equity interest in the Ocean Palms Joint Venture and determined that it does not qualify as a variable interest entity; thus, the Ocean Palms Joint Venture is not subject to the consolidation provisions of FIN 46(R). We are accounting for our investment in the Ocean Palms Joint Venture under the equity method whereby we recognize our share of profits and losses. In December 2003, the Ocean Palms Joint Venture closed on a $115,000 construction financing package and commenced development and construction. This financing is not guaranteed by us. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage of completion method commenced. Construction of the highrise condominium building was substantially completed and closings of units commenced in February 2006. As of commencement of closings on units, the Ocean Palms Joint Venture will realize cash proceeds and will repay construction financing, following which it will begin distribution of the cash proceeds to equity members.
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $763 and $72 for the years ended December 31, 2005 and 2004, respectively. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of December 31, 2005 and 2004, $4,910 and $3,000, respectively, was outstanding under the promissory note which is included in Receivables, net on the accompanying consolidated balance sheets. Unless otherwise paid, advances and interest thereon are payable from all cash distributions payable to the Ocean Palms Joint Venture partner which is expected to occur during 2006.

NOTE F — CONSOLIDATION OF VARIABLE INTEREST ENTITIES — continued
     The following is the Ocean Palms Joint Venture’s condensed balance sheets as of December 31, 2005 and 2004:

	December 31
	2005	2004
Assets:
Cash and cash equivalents	$1,073	$208
Restricted cash	28,885	19,476
Condominium development in process	—	14,403
Customer receivables	146,114	60,836
Other assets	915	1,237

Total assets	$176,987	$96,160

Liabilities and Members’ Capital:
Accounts payable and accrued liabilities	$16,824	$8,360
Construction and notes payable	77,445	38,781
Members’ Capital of:
Avatar	47,363	33,936
Joint venture partner	35,355	15,083

Total liabilities and members’ capital	$176,987	$96,160

     The following is the Ocean Palms Joint Venture’s condensed statements of operations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Revenues:
Sales of condominiums	$106,276	$98,014	$—
Interest and other income	3,089	284	156

Total revenues	109,365	98,298	156

Operating expenses:
Cost of sales	70,431	66,313	—
Operating costs and expenses	299	1,169	1,463

Total operating expenses	70,730	67,482	1,463

Net income	$38,635	$30,816	($1,307)

     Our share of the net income (loss) from the Ocean Palms Joint Venture was $17,955, $14,918 and ($982) for the years ended December 31, 2005, 2004 and 2003, respectively. We received cash distributions of $4,528 from earnings generated by the Ocean Palms Joint Venture realty operations for the year ended December 31, 2005.

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT
     Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2005	2004
Corporate:
4.50% Convertible Senior Notes, due 2024	$120,000	$120,000

Real estate:
Purchase Money Mortgage Note payable, prime + 2%, due 2009 *	$15,730	$15,730
5.50% Term Bonds payable, due 2010	3,377	3,654
Unsecured Credit Facility, due 2009	5,000	—

	$24,107	$19,384

* Effective February 1, 2006, this note was amended to fix the interest rate at 6% for the period February 1, 2006 through January 31, 2008.
Corporate:
     On March 30, 2004, Avatar issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued interest and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of December 31, 2005.
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

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
     On July 1, 2003, we called for partial redemption on July 31, 2003, of $60,000 of the $94,429 in aggregate principal amount outstanding of the 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”). On October 24, 2003, we called for redemption on November 25, 2003, of all 7% Notes remaining outstanding. The redemption price was $1.02 per $1.00 principal amount, plus accrued interest from April 1, 2003 or October 1, 2003, respectively, to the respective redemption date. The 7% Notes were convertible into our common stock at a conversion price of $31.80 per share, or 31.447 shares per $1.00 principal amount of the 7% Notes. No accrued interest was paid with respect to any 7% Notes that were surrendered for conversion. Of the $94,429 aggregate principal amount of the 7% Notes outstanding in 2003, $63,300 principal amount were redeemed for a total of $64,566 inclusive of redemption premium, plus accrued interest of $1,306; and $31,129 principal amount were converted into 978,866 shares of our common stock. As a result of the redemptions, a net pre-tax loss of $1,532 was recorded in the consolidated statements of income for 2003.
Real Estate:
     In conjunction with the acquisition of undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note. The purchase money note is secured by a mortgage on this land. This note matures November 2009. As of December 31, 2005, the interest rate is 2% per annum above prime rate of interest published from time to time in the Wall Street Journal adjusted every six months during the term of the note. However, effective February 1, 2006, the purchase money note was amended to fix the interest rate at 6% for the period February 1, 2006 through January 31, 2008. From February 1, 2008 through maturity, the interest rate reverts to a variable rate as previously described.
     In conjunction with developed land acquired in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. The outstanding balance as of December 31, 2005 and 2004 was $3,377 and $3,654, respectively.
     On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. This Unsecured Credit Facility replaced the three-year, $100,000 revolving secured credit facility (the “Secured Credit Facility”) entered into on December 30, 2003. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. LIBOR as of December 31, 2005 was $4.39%.
     The initial principal amount under the Unsecured Credit Facility is $100,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. We received lender approval on October 21, 2005 to increase the principal amount under the Unsecured Credit Facility to $125,000. This Unsecured Credit Facility includes a $7,500 swing line commitment and has a $10,000 sublimit for the issuance of standby letters of credit.
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of December 31, 2005.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or our consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     Loans made and other obligations incurred under the Unsecured Credit Facility will mature on September 20, 2009; however, the Unsecured Credit Facility provides that once each fiscal year, Borrower may request a twelve-month extension of the maturity date. As of December 31, 2005, we had borrowings totaling $5,000 (which was repaid during January 2006) under the Unsecured Credit Facility and approximately $110,933 was available for borrowing under the Unsecured Credit Facility, net of approximately $9,067 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     Maturities of notes, mortgage notes and other debt at December 31, 2005, are as follows:

	Corporate	Real Estate	Total
2006	$—	$—	$—
2007	—	—	—
2008	—	—	—
2009	—	20,730	20,730
2010	—	3,377	3,377
thereafter	120,000	—	120,000

	$120,000	$24,107	$144,107

     The following table represents interest incurred; interest capitalized; and interest expense for 2005, 2004 and 2003:

	2005	2004	2003
Interest incurred	$9,361	$5,251	$5,787
Interest capitalized	(8,886)	(3,712)	(3,810)

Interest expense	$475	$1,539	$1,977

     We made interest payments of $8,559, $3,074 and $6,151 for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE H — EMPLOYEE BENEFIT PLANS
     We have a defined contribution savings plan that covers substantially all employees. Under this savings plan, we contribute to the plan based upon specified percentages of employees’ voluntary contributions. Our contributions to the plan for the years ended December 31, 2005, 2004 and 2003 were $240, $201 and $164, respectively.

NOTE I — LEASE COMMITMENTS
     We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2009. Rental expense for the years 2005, 2004 and 2003 were $1,871, $1,690 and $1,413, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2005 were as follows: 2006 — $1,585; 2007 — $1,477; 2008 — $1,052; 2009 - $206; 2010 — $110; thereafter -$0.
NOTE J — ACCRUED AND OTHER LIABILITIES
     Accrued and other liabilities are summarized as follows:

	December 31
	2005	2004
Property taxes and assessments	$468	$371
Interest	1,694	1,423
Accrued compensation	9,934	3,900
Contract retention	4,280	2,171
Warranty reserve	1,616	1,370
Accrued income taxes payable	15,009	—
Other	9,086	6,566

	$42,087	$15,801

NOTE K — STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION
     Under the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended (the “Incentive Plan”) as of December 31, 2005, an aggregate of 1,120,102 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 795,392 options and stock units granted. There were 324,710 shares available for grant at December 31, 2005.
Restricted Stock Units:
     Pursuant to the Incentive Plan, on December 7, 1998, we entered into a restricted stock unit agreement with our President, which was amended and restated as of October 20, 2000. Under the restricted stock unit agreement, as amended, our President was awarded an opportunity to receive 100,000 market conditioned restricted stock units, conditioned upon (i) the closing price of our Common Stock being at least $25.00 per share for 20 trading days out of 30 consecutive trading days during the period beginning October 21, 2000 and ending December 31, 2005 (the “Grant Period”) and (ii) the continued employment at the time the foregoing condition is satisfied. In addition, on October 20, 2000, our President was awarded an opportunity to receive an additional 50,000 market conditioned restricted stock units on terms similar to the foregoing. As of May 25, 2001, the closing price of our Common Stock was at least $25.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 150,000 shares of our Common Stock, were granted. On December 22, 2005 these 150,000 restricted stock units vested whereby 120,000 shares of our Common Stock were issued and 30,000 shares of our Common Stock was withheld for statutory minimum withholding taxes related to the issuance of these units. We have recognized compensation expense of $851, $1,156 and $870 for the years ended December 31, 2005, 2004 and 2003, respectively, attributable to these restricted stock units.
     On March 27, 2003, we entered into five restricted stock unit agreements with our President pursuant to which he has been awarded under the Incentive Plan the opportunity to receive market conditioned restricted stock units, conditioned upon (i) the closing price of our Common Stock being at least equal to a specified hurdle price for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending

NOTE K — STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION — continued
     December 31, 2008 and (ii) the continued employment at the time the foregoing condition is satisfied. Any units granted vest in full on December 31, 2008. As of December 29, 2003, the closing price of our Common Stock was at least $34.00 for 20 trading days out of 30 consecutive trading days; and restricted stock units, representing 50,000 shares of our Common Stock, were granted. As of February 6, 2004, the closing price of our Common Stock was at least $38.00 for 20 trading days out of 30 consecutive trading days; and restricted stock units, representing 23,700 shares of our Common Stock, were granted. As of September 13, 2004, the closing price of our Common Stock was at least $42.00 for 20 trading days out of 30 consecutive trading days and restricted stock units, representing 20,000 shares of our Common Stock, were granted. As of December 3, 2004, the closing price of our Common Stock was at least $46.00 for 20 trading days out of 30 consecutive trading days and restricted stock units, representing 15,000 shares of our Common Stock, were granted. As of July 29, 2005, the closing price of our Common Stock was at least $50.00 for 20 trading days out of 30 consecutive trading days and restricted stock units, representing 16,300 shares of our Common Stock, were granted. Units granted to our President vest in full on December 31, 2008 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, he is then employed by Avatar. We have recognized compensation expense of $1,032, $616 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively, attributable to these restricted stock units.
     On April 11, 2005, we entered into restricted stock unit agreements with our President pursuant to which he has been awarded under the Incentive Plan the opportunity to receive market conditioned restricted stock units, conditioned upon (i) the closing price of our Common Stock being at least equal to a specified hurdle price for 20 trading days out of 30 consecutive trading days during the period beginning April 11, 2005 and ending June 30, 2011 and (ii) the continued employment at the time the foregoing condition is satisfied. Any units granted vest in full on June 30, 2011. At such time as the closing price of Avatar Common Stock is at least $65.00, our President will be granted 30,000 restricted stock units; at least $72.50, an additional 30,000 restricted stock units will be granted; and at least $80.00, an additional 30,000 restricted stock units will be granted. Units granted to our President vest in full on June 30, 2011 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, he is then employed by Avatar.
     On March 27, 2003, we entered into restricted stock unit agreements with certain executives pursuant to which they have been awarded under the Incentive Plan the opportunity to receive 50,000 market conditioned restricted stock units conditioned upon (i) the closing price of our Common Stock being at least $34.00 for 20 trading days out of 30 consecutive trading days during the period beginning March 27, 2003 and ending December 31, 2007 and (ii) the continued employment at the time the foregoing condition is satisfied. As of December 29, 2003, the closing price of our Common Stock was at least $34.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 50,000 shares of our Common Stock, were granted. Units granted to these executives vest in full on December 31, 2007 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, the respective executive is then employed by Avatar. We have recognized compensation expense of $455, $455 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively, attributable to these restricted stock units.
     On April 11, 2005, we entered into restricted stock unit agreements with certain executives pursuant to which they have been awarded under the Incentive Plan the opportunity to receive market conditioned restricted stock units, conditioned upon (i) the closing price of our Common Stock being at least equal to a specified hurdle price for 20 trading days out of 30 consecutive trading days during the period beginning April 11, 2005 and ending December 31, 2010 and (ii) the continued employment at the time the foregoing condition is satisfied. Any units granted vest in full on December 31, 2010. At such time as the closing price of our Common Stock is at least $65.00, these executives will be granted 50,000 restricted stock units; at least $72.50, an additional 50,000 restricted stock units will be granted; and at least $80.00, an additional 50,000 restricted stock units will be granted. Units granted to these executives vest in full on December 31, 2010 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, the respective executive is then employed by Avatar.

NOTE K — STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION — continued
     On September 11, 2003, we entered into a restricted stock unit agreement with an executive officer pursuant to which he was awarded under the Incentive Plan an opportunity to receive 15,504 performance conditioned restricted stock units. The units vest in full on January 2, 2007 provided that the executive is employed by Avatar on December 31, 2006. We have recognized compensation expense of $150, $200 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively, attributable to these restricted stock units.
     On July 22, 2004, we entered into restricted stock unit agreements with certain executives pursuant to which they have been awarded under the Incentive Plan the opportunity to receive 22,500 market conditioned restricted stock units conditioned upon (i) the closing price of our Common Stock being at least $45.00 for 20 trading days out of 30 consecutive trading days during the period beginning July 22, 2004 and ending December 31, 2008 and (ii) the continued employment at the time the foregoing condition is satisfied. As of December 1, 2004, the closing price of our Common Stock was at least $45.00 for 20 trading days out of 30 consecutive trading days. Therefore, the restricted stock units, representing 22,500 shares of our Common Stock, were granted. Units granted to these executives vest in full on December 31, 2008 or upon the earlier occurrence of a change in control of Avatar, provided that, in either case, the respective executive is then employed by Avatar. We have recognized compensation expense of $264, $22 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively, attributable to these restricted stock units.
Stock Options:
     On February 13, 1997, we entered into a Nonqualified Stock Option Agreement (the “Options”) with our President and granted him an option to purchase 225,000 shares of our Common Stock at $34.00 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable with respect to 45,000 shares on each February 13, 1998 through 2002. On March 27, 2003, these nonqualified stock options were cancelled and in lieu thereof Avatar’s President was granted 75,000 performance conditioned restricted stock units described above.
     On February 19, 1999, we entered into Nonqualified Stock Option Agreements with certain members of management and granted them options to purchase a total of 160,000 shares of our Common Stock at $25.00 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable at a rate of 33 1/3% on each February 19, 2000 through 2002. Unexercised Options will expire on February 19, 2009. As of December 31, 2005, 50,000 of these options have been exercised.
     On April 9, 1999, we entered into a Nonqualified Stock Option Agreement with an individual who is a former member of management, under which an option to purchase 30,000 shares of our Common Stock at $25.00 per share was granted (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options became exercisable at the rate of 50% on each April 1, 2000 and 2001. Unexercised Options will expire on April 1, 2009. As of December 31, 2005, 9,898 of these options have been exercised.
     On March 13, 2003, we entered into Nonqualified Stock Option Agreements with certain executives and granted them options to purchase a total of 120,000 shares of our Common Stock at $25.00 per share (such price being considered not less than 100% of the then Fair Market Value as defined in the Incentive Plan). The Options vest and become exercisable on December 31, 2007. Unexercised Options will expire on March 31, 2013. Commencing January 1, 2006, these stock options will be subject of the provisions of SFAS 123(R) which is described in Note A (Recently Issued Accounting Pronouncements).

NOTE K — STOCK BASED COMPENSATION AND EXECUTIVE INCENTIVE COMPENSATION — continued
     A summary of the status of the stock options as of December 31, 2005, 2004 and 2003 and changes during the years then ending is presented below:

	2005		2004			2003
		Weighted			Weighted		Weighted
		Average	Number		Average		Average
	Number	Exercise	of		Exercise	Number	Exercise
	of Options	Price	Options		Price	of Options	Price
	(000’s)	per Option	(000’s)		per Option	(000’s)	per Option
Outstanding at beginning of year	260	$25	300		$25	415	$30
Granted	—	—	—		—	120	25
Exercised	(10)	25	(40)		25	(10)	25
Cancelled	—	—	—		—	(225)	34

Outstanding at end of year	250	$25	260		$25	300	$25

Exercisable at end of year	130	$25	140		$25	180	$25

Weighted-average per share fair value of options granted during the year		$ —		$ —		$11.65

Other Executive Compensation Agreements:
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for a cash award and a stock award relating to achievement of performance goals. The cash award entitles the executives to a cash payment with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of Avatar’s gross profit (as defined) over minimum levels established. Our gross profit for fiscal years 2005 and 2004 exceeded the minimum levels established; therefore, $4,670 and $1,238 of compensation expense has been recorded during the year ended December 31, 2005 and 2004, respectively. The stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Pursuant to this compensation agreement compensation expense of $351 was recorded for the year ended December 31, 2005.
     During October 2000, we entered into cash bonus award agreements with certain executive officers providing for periodic cash payments upon the attainment of certain levels of cash flow in excess of a specified return to Avatar in the Harbor Islands project. We have recognized compensation expense of $1,942, $2,595 and $2,355 for the years ended December 31, 2005, 2004 and 2003, respectively, attributable to these cash bonus award agreements.

NOTE L — INCOME TAXES
     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current
Federal	$27,498	$8,843	$2,068
State	4,653	1,496	350

Total current	32,151	10,339	2,418

Deferred
Federal	(1,848)	2,000	(9,351)
State	(313)	339	(1,582)

Total deferred	(2,161)	2,339	(10,933)

Total income tax expense (benefit)	$29,990	$12,678	($8,515)

     The tax benefit of $8,515 for 2003 includes a tax benefit of $8,639 as a result of the elimination of certain income tax reserves, a tax benefit of $4,000 as a result of a reduction to the valuation allowance for deferred income taxes (as discussed below) and income tax expense of $4,124. The effect of these income tax adjustments on basic and diluted earnings per share was $1.46 and $1.44, respectively.
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred income tax assets
Tax over book basis of land inventory	$13,142	$16,000
Unrecoverable land development costs	2,427	1,000
Tax over book basis of depreciable assets	(80)	1,000
Executive incentive compensation	3,369	2,000
Other	3,263	1,536

Total deferred income tax assets	22,121	21,536

Valuation allowance for deferred income tax assets	(14,053)	(17,000)

Deferred income tax after valuation allowance	8,068	4,536

Deferred income tax liabilities
Book over tax income recognized on Ocean Palms Joint Venture	(4,245)	(1,000)

Net deferred income taxes	$3,823	$3,536

     We have recorded a valuation allowance of $14,053 with respect to deferred income tax assets as of December 31, 2005. Included in the valuation allowance for deferred income tax assets is approximately $611 which, if utilized, will be credited to additional paid-in capital. This valuation allowance was generated in years prior to reorganization on October 1, 1980. During 2005, we decreased the valuation allowance by $2,947 which is primarily attributable to the tax over book basis of land inventory in Poinciana and to the tax over book basis of depreciable assets which were demolished. During 2004, we decreased the valuation allowance by $1,000 which is primarily attributable to the tax over book basis of land inventory. During 2003, we decreased the valuation allowance by $5,000, which is primarily attributable to the tax over book basis of land inventory related to Harbor

NOTE L — INCOME TAXES — continued
Islands. Included in this change in valuation allowance was $1,223, which was credited to additional paid in capital representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980.
     The exercise and issuance of restricted stock units and stock options during 2005 generated additional income tax benefits of $1,639 which is reflected as an increase to additional paid in capital.
     A reconciliation of income tax expense (benefit) from continuing operations to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Income tax expense computed at statutory rate	$30,516	$13,285	$3,505
State income tax expense, net of federal effect	2,562	1,308	355
Contribution of land	—	(387)	—
Elimination of liability for tax related issues	—	—	(8,639)
Change in valuation allowance on deferred tax assets	(2,947)	(1,000)	(4,000)
Other	(141)	(528)	264

Income tax expense (benefit)	$29,990	$12,678	($8,515)

     We made income tax payments of approximately $12,800, $13,875 and $4,200 for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE M — CONTINGENCIES
     We are involved in various pending litigation matters primarily arising in the normal course of our business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on our business or financial statements.
NOTE N — OTHER MATTERS
     At our community of Solivita, tax-exempt bond financing is utilized to fund and manage portions of infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, water and wastewater utilities and offsite roadways. The bond financing was obtained by the Poinciana Community Development District (the “CDD”), a local government district operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by special assessment taxes levied on certain property within Solivita, which property is collateral for the obligations and such assessments, with Avatar paying the assessments on the parcels owned by us until such parcels are sold. At such point, the liability for the assessments related to parcels sold becomes the responsibility of the purchasers through a tax assessment on their property. Property owned by us does not serve as collateral for the bonds; and the bonds are not a liability of ours.

NOTE O — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
     In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS No. 131), our current real estate operations include the following segments: the development, sale and management of an active adult community; the development and sale of primary residential communities; and the sale of commercial, industrial or other land. In accordance with SFAS No. 131, the operation of a title insurance agency and real estate brokerage services, do not qualify individually as separate reportable segments and are included in “Other Operations”.
     The following tables summarize our information for reportable segments for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Revenues:
Segment revenues Primary residential	$309,608	$214,107	$149,757
Active adult community	148,515	105,663	79,921
Commercial and industrial and other land sales	48,455	5,284	11,532
Other operations	6,668	6,842	4,654

	513,246	331,896	245,864
Unallocated revenues
Deferred gross profit	298	586	1,310
Interest income	1,419	1,222	1,285
Other	1,885	501	507

Total revenues	$516,848	$334,205	$248,966

	2005	2004	2003
Operating income (loss):
Segment operating income (loss)
Primary residential	$67,089	$38,491	$22,408
Active adult community	15,002	5,462	(392)
Commercial and industrial and other land sales	25,770	4,400	8,537
Other operations	2,382	3,395	1,538

	110,243	51,748	32,091
Unallocated income (expenses)
Equity earnings (loss) from unconsolidated joint venture	17,871	14,918	(982)
Deferred gross profit	298	586	1,310
Interest income	1,419	1,222	1,285
General and administrative expenses	(27,142)	(19,673)	(14,938)
Loss on redemption of 7% Notes	—	—	(1,532)
Interest expense	(475)	(1,539)	(1,977)
Other real estate expenses	(15,025)	(9,306)	(5,244)

Income from continuing operations before income taxes	$87,189	$37,956	$10,013

NOTE O — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS — continued

	December 31
	2005	2004
Assets:
Segment assets
Primary residential	$265,428	$162,930
Active adult community	132,307	101,066
Commercial and industrial and other land sales	8,043	8,854
Assets of business transferred under contractual arrangements	16,889	15,430
Assets held for sale	—	14,989
Unallocated assets	203,743	204,995

Total assets	$626,410	$508,264

(a)	Our businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	The operation of a title insurance agency and real estate brokerage services, do not qualify individually as separate reportable segments and are included in “Other operations”.

(e)	The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2005 and 2004, respectively: cash and cash equivalents of $13,847 and $27,413; land inventories of $110,841 and $113,151 (a majority of which is bulk land); property, plant and equipment of $1,252 and $1,330; investment in unconsolidated joint ventures of $55,781 and $33,936; receivables of $9,819 and $8,326; deferred income taxes of $3,823 and $3,536; and prepaid expenses and other assets of $8,380 and $17,303. None of the foregoing qualifies as a reportable segment in accordance with SFAS 131.

(f)	There is no interest expense from primary residential, active adult community, and commercial, industrial and other land sales included in segment operating income/(loss) for 2005, 2004 and 2003.

(g)	Included in segment operating profit/(loss) for 2005 is depreciation expense of $629, $1,649 and $290 from primary residential, active adult community and unallocated corporate/other, respectively. Included in segment operating income/(loss) for 2004 is depreciation expense of $595, $1,640 and $366 from primary residential, active adult community, and unallocated corporate/other, respectively. Included in segment operating income/(loss) for 2003 is depreciation expense of $188, $1,580 and $857 from primary residential, active adult community and unallocated corporate/other, respectively.

(h)	Included in segment assets for primary residential is approximately $654 as of December 31, 2005 and 2004. Included in segment assets for active adult community is approximately $1,684 as of December 31, 2005 and 2004.
NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts and fair values of our financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$38,479	$38,479	$29,498	$29,498
Restricted cash	$6,020	$6,020	$5,987	$5,987
Receivables, net	$29,865	$29,865	$21,471	$21,471
Notes, mortgage notes and other debt:
Corporate:
4.50% Convertible Senior Notes	$120,000	$132,409	$120,000	$135,050
Real estate:
Purchase Money Mortgage Note	$15,730	$11,155	$15,730	$11,362
5.50% Term Bonds payable	$3,377	$2,578	$3,654	$2,641
Unsecured Credit Facility	$5,000	$3,937	$—	$—

NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS — continued
In estimating the fair value of financial instruments, we used the following methods and assumptions:
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
Convertible Senior Notes: At December 31, 2005, the fair value of the 4.50% Notes is estimated based on quoted market prices.
Real Estate Notes Payable: The fair values of notes payable are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.
NOTE Q — QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data for 2005 and 2004 is as follows:

	2005 Quarter
	First	Second	Third	Fourth
Net revenues	$91,223	$107,419	$107,792	$210,414
Expenses	79,316	97,172	104,409	166,633
Equity earnings from unconsolidated joint venture	7,569	4,755	3,534	2,013

Income from continuing operations	19,476	15,002	6,917	45,794
Income tax expense	(5,467)	(4,762)	(5,046)	(14,715)

Income from continuing operations	14,009	10,240	1,871	31,079
Income (loss) from discontinued operations	161	(851)	(112)	6,730

Net income	$14,170	$9,389	$1,759	$37,809

Earnings per share:
Basic	$1.76	$1.17	$0.22	$4.69

Diluted	$1.42	$0.96	$0.21	$3.82

NOTE Q — QUARTERLY FINANCIAL DATA (UNAUDITED) — continued

	2004 Quarter
	First	Second	Third	Fourth
Net revenues	$77,372	$87,813	$73,549	$95,471
Expenses	70,297	79,496	70,297	91,077
Equity earnings from unconsolidated joint venture	3,041	2,943	3,553	5,381

Income from continuing operations	10,116	11,260	6,805	9,775
Income tax expense	(3,611)	(3,852)	(2,663)	(2,552)

Income from continuing operations	6,505	7,408	4,142	7,223
Income (loss) from discontinued operations	1,879	2,363	64	(25)

Net income	$8,384	$9,771	$4,206	$7,198

Earning per share:
Basic	$0.90	$1.18	$0.51	$0.89

Diluted	$0.88	$0.91	$0.39	$0.68

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(2)	During the third and fourth quarters of 2004, we expensed approximately $3,200 and $200, respectively due to hurricane related damages sustained in our real estate operations in the Central Florida Counties of Polk and Osceola that were impacted by Hurricanes Charley, Frances and Jeanne.

(3)	During the fourth quarter of 2004 and the third quarter of 2005, we expensed approximately $4,458 and $7,578, respectively, related to the increased estimated development liability for infrastructure construction materials and services in Poinciana and Rio Rico.
NOTE R — DISCONTINUED OPERATIONS
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005, 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for 2005, 2004 and 2003 were $2,710, $2,347 and $1,774, respectively. These operations were previously reported as “Other Operations” in accordance with SFAS 131.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005, 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income. Discontinued operations included revenues from operations of $879, $847 and $761 for the years ended December 31, 2005, 2004 and 2003, respectively. These operations were previously reported as “Other Operations” in accordance with SFAS 131.

NOTE R — DISCONTINUED OPERATIONS — continued
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our mini storage facility located in Poinciana for a sales price of approximately $9,125. The pre-tax gain of approximately $6,092 on this sale and the operating results for 2005 have been reported as discontinued operations in the accompanying consolidated statements of income. Discontinued operations included the revenues from operations of $331 for the year ended December 31, 2005. We developed and constructed the mini storage facility and commenced operations in April 2005.
     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004 and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income. Discontinued operations included revenues from operations of $527 and $1,257 for the years ended December 31, 2004 and 2003, respectively. These operations were previously reported as “Other Operations” in accordance with SFAS 131.
     During February 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686 on this sale and the operating results for 2004, and 2003 have been reported as discontinued operations in the accompanying consolidated statements of income. Discontinued operations included revenues from operations of $34 and $250 for the years ended December 31, 2004 and 2003, respectively. These operations were previously reported as “Other Operations” in accordance with SFAS 131.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fourth quarter of fiscal 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.
     See “Item 8. Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm”, as it relates to internal control over financial reporting, incorporated herein by reference.
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
A.	Identification of Directors

The information called for in this item is incorporated by reference to Avatar’s 2006 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.

B.	Identification of Executive Officers

For information with respect to the executive officers of Avatar, see “Executive Officers of the Registrant” at the end of Part I of this report.

C.	Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference to Avatar’s 2006 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.

D.	Code of Ethics

The information required by this item is incorporated by reference to Avatar’s 2006 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.
Item 11. Executive Compensation
     The information called for by this item is incorporated by reference to Avatar’s 2006 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this item is incorporated by reference to Avatar’s 2006 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.
Item 13. Certain Relationships and Related Transactions
     The information called for by this item is incorporated by reference to Avatar’s 2006 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.
Item 14. Principal Accounting Fees and Services
     The information called for by this item is incorporated by reference to Avatar’s 2006 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) Financial Statements and Schedules:
          See Item 8 “Financial Statements and Supplementary Data” of this report.
     (a) (2) Financial Statements Schedules:
Schedule II — Valuation and Qualifying Accounts
Consolidated financial statements of Ocean Palms, LLC for the years ended December 31, 2005, 2004 and 2003.
Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.
     Exhibits:

3(a)*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)*	By-laws, as amended and restated June 11, 2003 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003 (File No. 0-7616), and incorporated herein by reference).

3(c)*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(d)*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)*	Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

4(c)*	Credit Agreement dated as of September 20, 2005 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) and Wachovia Capital Markets, LLC (as Lead Arranger) (filed as Exhibit 10.1 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

4(d)*	Guaranty Agreement dated as of September 20, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.2 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(e)*	Commitment and Acceptance dated as of October 21, 2005 by and among Avatar Holdings Inc., its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower),Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(f)*	Restated Guaranty Agreement dated as of October 21, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(a)*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(b)*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(d)*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(e)*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(f)*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(g)*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10(h)*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10(i)*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(j)*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(m)*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(n)*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(o)*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10(p)*1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)*1	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10(u)*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(y)*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(aa)*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ab)*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ac)*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ad)*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ae)*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(af)*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10(ag)*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ah)*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ai)*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(aj)*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ak)*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(al)*1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(am)*1	Non-Employee Director Compensation (filed as Exhibit 10(am) to Form 10-K for the year ended December 31, 2005 (File No. 0-7616), and incorporated herein by reference).

10(an)*1	Certain Compensation of Certain Executive Officers (filed as Exhibit 10(an) to Form 10-K for the year ended December 31, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ao)*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ap)*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aq)*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ar)*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10(as)*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(at)*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(au)*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(av)*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aw)*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ax)*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ay)*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(az)*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ba)*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bb)*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bc)*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bd)*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10(be)*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bf)*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bg)*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bh)*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bi)*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bj)*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bk)*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bl)*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bm)*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bn)*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bo)*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bp)*1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bq)*1	Director Compensation (filed as Exhibit 10.3 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10(br)*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bs)*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

11	Computations of earnings per share (filed herewith).

12	Computations of ratio of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Certified Public Accountants (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and		Deductions/		End of
	or Period	Expenses		(Addition)		Period
Year ended December 31, 2005:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$379	$(298	)(1)	$(44	)(2)	$125
Allowance for doubtful accounts	697	—		354	(3)	343
Valuation allowance for deferred tax assets	17,000	—		2,947		14,053

Total	$18,076	$(298)		$3,257		$14,521

Year ended December 31, 2004:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$890	$(586	)(1)	$(75	)(2)	$379
Allowance for doubtful accounts	504	—		(193)		697
Valuation allowance for deferred tax assets	18,000	—		1,000		17,000

Total	$19,394	($586)		$732		$18,076

Year ended December 31, 2003:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$1,840	$(1,310	)(1)	$(360	)(2)	$890
Allowance for doubtful accounts	556	—		52	(3)	504
Valuation allowance for deferred tax assets	23,000	—		5,000		18,000

Total	$25,396	$(1,310)		$4,692		$19,394

(1) (Credit) charge to operations as an (increase) decrease to revenues.
(2) Charge to operations as an increase to real estate expenses.
(3) Uncollectible accounts written off.

Audited Consolidated Financial Statements of Ocean Palms, LLC for the Years Ended December 31, 2005, 2004 and 2003
Report of Independent Certified Public Accountants
The Members
Ocean Palms, LLC
We have audited the accompanying consolidated balance sheets of Ocean Palms, LLC and subsidiary (the “LLC”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the LLC’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the LLC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the LLC at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Miami, Florida
March 6, 2006

Ocean Palms, LLC
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$1,072,513	$207,735
Restricted cash	28,885,165	19,476,622
Condominium development in process	—	14,402,850
Customer receivables	146,114,255	60,836,115
Due from related party	455,000	—
Other assets	460,179	1,236,802

Total assets	$176,987,112	$96,160,124

Liabilities and members’ capital
Accounts payable	$4,050,443	$5,892,097
Estimated condominium development expenditures to be incurred	8,980,898	—
Construction retainage payable	3,792,825	2,468,333
Construction loan payable	73,745,314	35,080,936
Notes payable	2,950,000	2,950,000
Other liabilities	750,000	750,000

Total liabilities	94,269,480	47,141,366

Commitments and contingencies

Members’ capital	82,717,632	49,018,758

Total liabilities and members’ capital	$176,987,112	$96,160,124

See notes to consolidated financial statements.

Ocean Palms, LLC
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenues:
Sales of condominiums	$106,275,933	$98,013,961	$—
Resale commission revenues, net	2,457,493	—	—
Interest and other income	631,401	284,152	155,605

Total revenues	109,364,827	98,298,113	155,605

Operating expenses:
Cost of condominium sales	70,431,071	66,312,994	—
Advertising and promotion	162,515	1,131,210	1,441,774
General and administrative	136,723	38,465	20,766

Total operating expenses	70,730,309	67,482,669	1,462,540

Net income (loss)	$38,634,518	$30,815,444	($1,306,935)

See notes to consolidated financial statements.

Ocean Palms, LLC
Consolidated Statements of Changes in Members’ Capital

	Avatar Ocean	Plaza Luxury
	Palms, Inc.	Group, Inc.	Total
Members’ capital at December 31, 2002	$868,023	$784,106	$1,652,129
Contributions	19,131,977	—	19,131,977
Due from member	—	(1,273,857)	(1,273,857)
Net loss	(981,733)	(325,202)	(1,306,935)

Members’ capital at December 31, 2003	19,018,267	(814,953)	18,203,314
Net income	14,918,173	15,897,271	30,815,444

Members’ capital at December 31, 2004	33,936,440	15,082,318	49,018,758
Net income	17,954,783	20,679,735	38,634,518
Due from member	—	(52,170)	(52,170)
Distributions	(4,528,561)	(354,913)	(4,883,474)

Members’ capital at December 31, 2005	$47,362,662	$35,354,970	$82,717,632

See notes to consolidated financial statements.

Ocean Palms, LLC
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating activities
Net income (loss)	$38,634,518	$30,815,444	($1,306,935)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Restricted cash	(9,408,543)	1,113,883	(19,628,434)
Condominium development in process	23,383,749	23,402,214	(32,599,336)
Customer receivables	(85,278,140)	(60,836,115)	—
Due from related party	(455,000)	—	—
Other assets	776,622	854,203	(1,979,379)
Accounts payable	(1,841,654)	5,491,523	(259,927)
Construction retainage payable	1,324,492	2,274,555	193,778
Customer deposits	—	(24,971,102)	24,011,102

Net cash used in operating activities	(32,863,956)	(21,855,395)	(31,569,131)

Financing activities
Proceeds from construction loan	38,664,378	21,554,280	13,526,656
Due from member	(52,170)	—	(1,273,857)
Distributions to members	(4,883,474)	—	—
Contributions from member	—	—	19,131,977

Net cash provided by financing activities	33,728,734	21,554,280	31,384,776

Net increase (decrease) in cash and cash equivalents	864,778	(301,115)	(184,355)

Cash and cash equivalents at beginning of year	207,735	508,850	693,205

Cash and cash equivalents at end of year	$1,072,513	$207,735	$508,850

See notes to consolidated financial statements.

Ocean Palms, LLC
Notes to Consolidated Financial Statements
December 31, 2005
1. Organization and Summary of Significant Accounting Policies
Organization and Operations
On December 23, 2002, the Ocean Palms, LLC and subsidiary (the “LLC”) was formed by and between Avatar Ocean Palms, Inc. (“Avatar”), a wholly-owned subsidiary of Avatar Properties Inc., which is a wholly-owned subsidiary of Avatar Holdings Inc., and Plaza Luxury Group, Inc (“PLG”). The purpose of the LLC is for the development and sale of units within Ocean Palms, a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Construction of the highrise condominium building was substantially completed and closings of units commenced in February 2006.
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
Method of Accounting and Basis of Presentation
The consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in members’ capital and cash flows for the years ended December 31, 2005, 2004 and 2003 include the accounts of the LLC and its subsidiary and have been prepared in accordance with United States generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.
Due to the LLC’s normal operating cycle being in excess of one year, the LLC presents unclassified balance sheets.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2005
1. Organization and Summary of Significant Accounting Policies (continued)
Revenue Recognition
Revenues and profits from sales of condominium units and related activities are recognized on the percentage of completion method in accordance with U.S. generally accepted accounting principles governing profit recognition for condominium sales. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage of completion method commenced. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. Revenues and profits from commissions earned from the resale of condominium units is recognized in full when the commission on the resale is earned and collected in accordance with U.S. generally accepted accounting principles.
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
Customer Receivables
Customer receivables represent amounts due from purchasers of condominium units under non-cancelable condominium contracts accounted for using the percentage of completion method less customer escrow deposits received totaling $58,175,639 and $37,177,846 as of December 31, 2005 and 2004, respectively.
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

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2005
1. Organization and Summary of Significant Accounting Policies (continued)
Impairment of Long-Lived Assets
Based on Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the LLC is required to review the carrying value of each of its long-lived assets and write down the value of those long-lived assets for which it believes the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The LLC periodically reviews the carrying value of its long-lived assets and, if such reviews indicate an inability to recover the net book value, adjusts the assets accordingly. No impairment existed at December 31, 2005 and 2004.
Customer Escrow Deposits
Deposits from purchasers of condominium units are deposited in an escrow account through an independent escrow agent. Deposits received from customers as of December 31, 2005 and 2004 totaled $58,175,639 and $37,177,846, respectively. As of December 31, 2005 and 2004, customer deposits were classified as a reduction of Customer Receivables on the accompanying consolidated balance sheets.
Florida condominium law allows condominium developers to utilize customer deposits received in excess of 10% of the sales price of each unit for construction costs. As of December 31, 2005 and 2004, customer deposits of $30,161,746 and $18,059,725, respectively, were used to fund construction costs.
Advertising Costs
The LLC expenses advertising costs as incurred. Advertising costs consist primarily of newspaper, magazine, television, radio, direct mail, billboard, brochures and other media advertising programs. Advertising expense was $162,515, $1,131,210 and $1,441,774 for the years ended December 31, 2005, 2004 and 2003, respectively.
Income Taxes
No provision has been made for federal and state income taxes in the accompanying consolidated financial statements since each member includes its proportionate share of income or loss on its respective income tax returns.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2005
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

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2005
1. Organization and Summary of Significant Accounting Policies (continued)
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
The interest rate swap and interest rate cap were designated as cash flow hedges at inception, which were 100% ineffective. Accordingly, changes in their fair values are recognized in earnings each period. The fair value of the interest rate swap and the interest rate cap was approximately $45,000 and $154,000 at December 31, 2005 and 2004, respectively. The net gain (loss) recognized in earnings was approximately ($109,000), $100,000 and ($93,000) for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in Cost of Condominium Sales in the accompanying consolidated statement of operations.
Comprehensive Income (Loss)
For the periods presented, net income (loss) and comprehensive income (loss) are the same.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which will be January 1, 2006 for the LLC. The LLC does not expect the adoption of SFAS No. 154 to have a material impact on the financial position or results of operations of the LLC.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2005
2. Condominium Development in Process
Condominium development in process consists of the following:

December 31,
2004
Land and land acquisition costs	$1,336,647
Construction and development costs in process	13,066,203

$14,402,850

Total costs incurred through December 31, 2005 for the Ocean Palms condominium project was $127,763,167 (representing approximately 93% of the total estimated costs) in which $136,744,065 was expensed through cost of sales during 2004 and 2005. The amount expensed through cost of sales includes $8,980,898 of estimated condominium development expenditures to be incurred. Total costs incurred through December 31, 2004 for the Ocean Palms condominium project was $80,715,844 (representing approximately 60% of the total estimated costs) in which $66,312,994 was expensed through cost of sales during 2004.
3. Construction Loan Payable and Notes Payable
On December 23, 2003, the LLC entered into a $115,000,000 construction loan (the “Loan”) maturing June 20, 2006 with an option to extend the maturity date to December 20, 2006 for the construction of the residential condominium project with parking, cabanas and related amenities and all required on and off-site improvements. The Loan is secured by the property and all improvements thereon. The interest rate for the Loan is equal to LIBOR plus 2.75% per annum. As of December 31, 2005, $73,745,314 was outstanding and $41,254,686 was available for borrowings under the Loan. The outstanding balance under the Loan as of December 31, 2004 was $35,080,936.
Included in notes payable is a purchase money mortgage pursuant to which the LLC may be required to pay up to $2,700,000 representing additional purchase price associated with the acquisition of the land. The property on which the Ocean Palms building is situated was purchased for $21,500,000, of which $3,500,000 was determined by a $50,000 per unit override to the seller of the property for any additional zoning units added beyond 180 units. The property was approved for 250 units by the various governmental entities. The developer agreed to build 240 units to settle a legal dispute. The seller agreed to treat an $800,000 interest payment owed on the mortgage of the base acquisition price of the property as an advance of the additional $3,500,000 purchase price. Up to $2,700,000 will be paid commencing with the 181st unit closing, at the rate of $50,000 per unit, until fully paid.
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

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
December 31, 2005
3. Construction Loan Payable and Notes Payable (continued)
Interest of $4,197,729, $1,915,961 and $551,371 was incurred and capitalized for the years ended December 31, 2005, 2004 and 2003, respectively. Capitalized interest of $4,237,721, $2,320,032 and $0 was expensed through Cost of Condominium Sales in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, respectively.
4. Related Party Transactions
Due from member represents payments by the LLC on behalf of PLG for zoning related work and certain development litigation. In accordance with the operating agreement, the amount due to the LLC bears no interest and will be paid from cash distributions payable to PLG from the LLC. As of December 31, 2005 and 2004, the balance of due from member was $1,563,426 and $1,511,256, respectively, and is included in the consolidated statements of changes in members’ capital in the accompanying consolidated financial statements.
On March 9, 2004, Avatar Holdings Inc. agreed to lend to the sole stockholder of PLG up to $5,000,000, represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of December 31, 2005 and 2004, $4,910,286 and $3,000,000, respectively, was outstanding under the promissory note. Unless otherwise paid, advances and interest thereon are payable to Avatar Holdings Inc. from all cash distributions payable to PLG from the LLC.
During 2005, the LLC made two interest free loans to an employee of PLG totaling $455,000. The loans are advances on the gross profit from the sale of two Ocean Palms condominium units and are secured by assignments of the contracts. These loans will be repaid from the net proceeds generated from the closing of these units during 2006.
5. Commitments and Contingencies
The LLC leased trailers for its sales operations under operating leases that expired on December 30, 2005; the LLC exercised the purchase option for these trailers on January 5, 2006 for $17,199. Rent expense for these leases for the years ended December 31, 2005, 2004 and 2003 was $28,303, $21,916 and $34,654, respectively. There is no minimum rental commitment under these operating leases as of December 31, 2005. The rent expense associated with these leases is capitalized into condominium development in process.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.
Dated: March 13, 2006	By:	/s/ Charles L. McNairy
Charles L. McNairy, Executive
Vice President, Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 13, 2006	By:	/s/ Gerald D. Kelfer
Gerald D. Kelfer, Director, President,
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: March 13, 2006	By:	/s/ Charles L. McNairy
Charles L. McNairy, Executive
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Dated: March 13, 2006	By:	/s/ Michael P. Rama
Michael P. Rama, Controller and Chief Accounting
Officer (Principal Accounting Officer)

Dated: March 13, 2006	By:	/s/ Eduardo A. Brea
Eduardo A. Brea, Director

Dated: March 13, 2006	By:	/s/ Milton Dresner
Milton Dresner, Director

Dated: March 13, 2006	By:	/s/ Joshua Nash
Joshua Nash, Chairman of the Board of Directors

Dated: March 13, 2006	By:	/s/ Jack Nash
Jack Nash, Director

Dated: March 13, 2006	By:	/s/ Martin Meyerson
Martin Meyerson, Director

Dated: March 13, 2006	By:	/s/ Kenneth T. Rosen
Kenneth T. Rosen, Director

Dated: March 13, 2006	By:	/s/ Joel M. Simon
Joel M. Simon, Director

Dated: March 13, 2006	By:	/s/ Fred Stanton Smith
Fred Stanton Smith, Director

Dated: March 13, 2006	By:	/s/ William G. Spears
William G. Spears, Director

Dated: March 13, 2006	By:	/s/ Beth A. Stewart
Beth A. Stewart, Director

Exhibit Index
*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
1 Management contract or compensatory plan or arrangement.

3(a)*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)*	By-laws, as amended and restated June 11, 2003 (filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003 (File No. 0-7616), and incorporated herein by reference).

3(c)*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(d)*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)*	Indenture, dated as of February 2, 1998, between Avatar Holdings Inc. and The Chase Manhattan Bank, as Trustee, in respect of 7% Convertible Subordinated Notes due 2005 (filed as Exhibit 4(d) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

4(c)*	Credit Agreement dated as of September 20, 2005 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) and Wachovia Capital Markets, LLC (as Lead Arranger) (filed as Exhibit 10.1 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(d)*	Guaranty Agreement dated as of September 20, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.2 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(e)*	Commitment and Acceptance dated as of October 21, 2005 by and among Avatar Holdings Inc., its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower),Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(f)*	Restated Guaranty Agreement dated as of October 21, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(a)*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(b)*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(d)*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael S. Rubin (filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(e)*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(f)*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(g)*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10(h)*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(i)*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(j)*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(m)*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(n)*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(o)*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10(p)*1	Amended and Restated Employment Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)*1	Letter Terminating the Nonqualified Stock Option Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(u)*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(y)*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.10 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(aa)*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ab)*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ac)*1	Amended and Restated Employment Agreement, dated as of March 6, 2003, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ad)*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ae)*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(af)*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ag)*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ah)*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ai)*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(aj)*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(ak)*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(al)*1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004 (File No. 0-7616), and incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(am)*1	Non-Employee Director Compensation (filed as Exhibit 10(am) to Form 10-K for the year ended December 31, 2005 (File No. 0-7616), and incorporated herein by reference).

10(an)*1	Certain Compensation of Certain Executive Officers (filed as Exhibit 10(an) to Form 10-K for the year ended December 31, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ao)*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ap)*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aq)*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ar)*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(as)*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(at)*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(au)*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(av)*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aw)*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(ax)*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ay)*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(az)*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ba)*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bb)*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bc)*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bd)*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(be)*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bf)*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bg)*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bh)*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bi)*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(bj)*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bk)*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bl)*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bm)*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bn)*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bo)*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bp)*1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bq)*1	Director Compensation (filed as Exhibit 10.3 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(br)*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bs)*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

11	Computations of earnings per share (filed herewith).

12	Computations of ratio of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Certified Public Accountants (filed herewith).

Exhibit Index — continued

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).