Form 10-Q
period 2006-03-31
AVATAR HOLDINGS INC
filed 2006-05-10
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐           Accelerated filer☒           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,189,463 shares of Avatar’s common stock ($1.00 par value) were outstanding as of April 30, 2006.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31	December 31
	2006	2005
Assets
Cash and cash equivalents	$35,246	$38,479
Restricted cash	7,666	6,020
Receivables, net	30,090	29,865
Land and other inventories	425,990	392,843
Land inventory not owned	—	18,171
Property, plant and equipment, net	41,232	41,444
Investment in unconsolidated joint ventures	52,318	55,781
Prepaid expenses	14,652	13,985
Other assets	8,453	9,110
Deferred income taxes	7,303	3,823
Assets of business transferred under contractual arrangements	16,970	16,889

Total Assets	$639,920	$626,410

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$120,000
Real estate	18,800	24,107
Obligations related to land inventory not owned	—	18,171
Estimated development liability for sold land	25,335	26,717
Accounts payable	25,114	16,526
Accrued and other liabilities	39,767	42,087
Customer deposits	62,650	57,797
Liabilities of business transferred under contractual arrangements	8,113	8,113

Total Liabilities	299,779	313,518

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,721,286 shares at March 31, 2006
10,711,286 shares at December 31, 2005	10,721	10,711
Additional paid-in capital	210,893	214,873
Unearned restricted stock units	—	(6,583)
Retained earnings	193,551	168,915

	415,165	387,916
Treasury stock: at cost, 2,531,823 shares at March 31, 2006 and
December 31, 2005	(75,024)	(75,024)

Total Stockholders’ Equity	340,141	312,892

Total Liabilities and Stockholders’ Equity	$639,920	$626,410

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the three months ended March 31, 2006 and 2005
(Unaudited)
(Dollars in thousands except per-share amounts)

	2006	2005
Revenues
Real estate sales	$154,306	$90,519
Interest income	637	354
Other	271	350

Total revenues	155,214	91,223

Expenses
Real estate expenses	115,062	72,803
General and administrative expenses	6,572	6,010
Interest expense	—	482
Other	—	21

Total expenses	121,634	79,316

Equity earnings from unconsolidated joint ventures	1,630	7,569

Income from continuing operations before income taxes	35,210	19,476
Income tax expense	(10,574)	(5,467)

Income from continuing operations	24,636	14,009

Discontinued operations:
Income from operations of discontinued operations	—	259
Income tax expense	—	(98)

Income from discontinued operations	—	161

Net income	$24,636	$14,170

Basic Earnings Per Share:
Income from continuing operations	$3.01	$1.74
Income from discontinued operations	—	0.02

Net income	$3.01	$1.76

Diluted Earnings Per Share:
Income from continuing operations	$2.39	$1.41
Income from discontinued operations	—	0.01

Net income	$2.39	$1.42

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2006 and 2005
(Dollars in Thousands)

	2006	2005
OPERATING ACTIVITIES
Net income	$24,636	$14,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,038	1,122
Amortization of stock-based compensation	2,237	725
Impairment of goodwill	654	—
Distribution of earnings from an unconsolidated joint venture	5,200	—
Equity earnings from unconsolidated joint ventures	(1,629)	(7,569)
Deferred income taxes	(3,355)	398
Excess income tax benefit from exercise of stock options	(116)	—
Changes in operating assets and liabilities:
Restricted cash	(1,646)	(4,727)
Receivables, net	(225)	297
Land and other inventories	(27,525)	(38,018)
Prepaid expenses	(667)	1,517
Other assets	4	5,145
Accounts payable and accrued and other liabilities	(1,308)	(999)
Customer deposits	4,853	9,710
Assets/liabilities of business transferred under contractual arrangements	(81)	—
Assts/liabilities of discontinued operations	—	(84)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,070	(18,313)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(254)	(576)
Investment in unconsolidated joint ventures	(108)	(806)

NET CASH USED IN INVESTING ACTIVITIES	(362)	(1,382)

FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	20,000
Principal payments of real estate borrowings	(5,307)	(328)
Proceeds from exercise of stock options	250	—
Excess income tax benefit from exercise of stock options	116	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,941)	19,672

DECREASE IN CASH AND CASH EQUIVALENTS	(3,233)	(23)

Cash and cash equivalents at beginning of period	38,479	28,489

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,246	$28,466

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2006
(Dollars in thousands except share and per share data)
Basis of Statement Presentation and Summary of Significant Accounting Policies
     The consolidated accompanying financial statements include the accounts of Avatar Holdings Inc. and all subsidiaries, partnerships and other entities in which Avatar Holdings Inc. (“Avatar”, “we”, “us” or “our”) has a controlling interest and variable interest entities for which we are deemed to be the primary beneficiary. Our investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated balance sheets as of March 31, 2006 and December 31, 2005, and the related consolidated statements of income and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
     The preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Due to Avatar’s normal operating cycle being in excess of one year, we present unclassified balance sheets.
     The balance sheet as of December 31, 2005 was derived from audited financial statements included in our 2005 Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2005 audited financial statements in our 2005 Annual Report on Form 10-K and the notes the consolidated financial statements included therein.
Reclassifications
     Certain 2005 financial statement items have been reclassified to conform to the 2006 presentation.
Land and Other Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Land developed and in process of development	$183,102	$176,540
Land held for future development or sale	102,948	84,667
Dwelling units completed or under construction	139,322	131,063
Other	618	573

	$425,990	$392,843

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     During the three months ended March 31, 2006, we closed for a cash purchase price of approximately $18,300 on the remaining phases of land in Poinciana which were classified as land inventory not owned and obligations related to inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005.
Goodwill and Indefinite-Lived Intangible Assets
     During the three months ended March 31, 2006 we performed an interim impairment test in accordance with SFAS No. 142 “Goodwill and Intangible Assets” on the goodwill associated with the Harbor Islands community because facts and circumstances indicated a potential impairment. Based on this impairment test we determined that this goodwill was impaired because we closed the final housing unit in this community. Since the Harbor Islands community was completed during the three months ended March 31,2006, the associated goodwill of $654 was written-off under the caption of Real Estate Expense in the consolidated statement of income for the three months ended March 31, 2006.
Notes, Mortgage Notes and Other Debt
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued interest and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of March 31, 2006.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
     In conjunction with the offering, we used approximately $42,905 of the net proceeds from the offering to purchase 1,141,400 shares of our common stock in privately negotiated transactions at a price of $37.59 per share. We used the balance of the net proceeds from the offering for general corporate purposes including acquisitions of land in Florida.
     On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. This Unsecured Credit Facility replaced the three-year, $100,000 revolving secured credit facility (the “Secured Credit Facility”) entered into on December 30, 2003. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of March 31, 2006 was 6.58%.
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
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of March 31, 2006.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or our consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     Loans made and other obligations incurred under the Unsecured Credit Facility will mature on September 20, 2009; however, the Unsecured Credit Facility provides that once each fiscal year, Borrower may request a twelve-month extension of the maturity date. As of March 31, 2006, we had borrowings totaling $0 under the Unsecured Credit Facility and approximately $115,933 was available for borrowing under the Unsecured Credit Facility, net of approximately $9,067 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     We made interest payments of $613 and $328 for the three months ended March 31, 2006 and 2005, respectively. Interest expense of $1,990 and $1,423 was capitalized for the three months ended March 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Warranty Costs
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
     During the three months ended March 31, 2006 and 2005 changes in the warranty accrual consisted of the following (unaudited):

	2006	2005
Accrued warranty reserve as of January 1	$1,616	$1,370
Estimated warranty expense	949	490
Amounts charged against warranty reserve	(641)	(877)

Accrued warranty reserve as of March 31	$1,924	$983

Earnings Per Share
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
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 10,000 shares of Avatar common stock for the three months ended March 31, 2006, due to the exercise of stock options. Avatar did not issue any shares of common stock during the first quarter of 2005.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (unaudited):

	2006	2005
Numerator:
Basic earnings per share — income from continuing operations	$24,636	$14,009
Interest expense on 4.50% Notes, net of tax	816	827

Diluted earnings per share — income from continuing operations	$25,452	$14,836

Basic earnings per share — net income	$24,636	$14,170
Interest expense on 4.50% Notes, net of tax	816	827

Diluted earnings per share — net income	$25,452	$14,997

Denominator:
Basic weighted average shares outstanding	8,184,352	8,058,129
Effect of dilutive restricted stock	143,088	174,476
Effect of dilutive employee stock options	37,568	42,154
Effect of dilutive 4.50% Notes	2,280,068	2,280,068

Diluted weighted average shares outstanding	10,645,076	10,554,827

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Repurchase and Exchange of Common Stock
     During the three months ended March 31, 2006, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2006, the remaining authorization is $15,829.
Comprehensive Income
     Net income and comprehensive income are the same for the three months ended March 31, 2006 and 2005.
Stock-Based Compensation
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended (the “Incentive Plan”) provides that stock options, including incentive stock options and non-qualified stock options; stock appreciation rights; stock awards; performance-conditioned stock awards (“restricted stock units”); and stock units may be granted to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
     As of March 31, 2006, an aggregate of 1,110,102 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 786,912 options and stock units granted. There were 323,190 shares available for grant at March 31, 2006.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable to be achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for prior periods have not been restated.
     As a result of the adoption of SFAS No. 123(R), the charge to income from continuing operations before income taxes and net income for the three months ended March 31, 2006 was $34 and $21. This additional charge had no effect on either basic or diluted earnings per share for the three months ended March 31, 2006.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Stock-Based Compensation — continued
     Prior to the adoption of SFAS No. 123(R), we presented all tax benefits related to deductions resulting from the exercise of restricted stock units and stock options as operating activities in the consolidated statements of cash flows. SFAS No. 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) be classified and reported as both operating cash outflow and a financing cash inflow upon adoption.
     SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the three months ended March 31, 2005 had compensation expense for stock-based compensation awarded under our stock-based incentive compensation plan been based on fair value at the grant date. For purposes of this pro forma disclosure, the value of the stock options granted is estimated using the Black-Scholes option-pricing model and the Monte-Carlo option valuation model (like a lattice model) for restricted stock units granted.

2005
(Unaudited)
Net income — as reported	$14,170

Add: Stock-based compensation expense included in reported net income, net of related tax expense	449

Deduct: stock-based compensation expense determined using the fair value method, net of related tax expense	(495)

Net income — pro forma	$14,124

Earnings Per Share:
Basic
As reported	$1.76

Pro forma	$1.75

Diluted
As reported	$1.42

Pro forma	$1.42

     Compensation expense related to the stock option and restricted stock unit awards during the three months ended March 31, 2006 was $681, of which $71 related to stock options resulting from the adoption of SFAS No. 123(R) and $610 related to restricted stock units. During the three months ended March 31, 2005, compensation expense related to our restricted stock unit awards was $725. The income tax benefit recognized in the consolidated statements of income during the three months ended March 31, 2006 for the restricted stock unit awards was $38. The income tax benefit recognized in the consolidated statement of income during the three months ended March 31, 2005 for the restricted stock unit awards was $226.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Stock-Based Compensation — continued
     Cash received from stock option exercised during the three months ended March 31, 2006 and 2005 was $250 and $0, respectively. The tax benefit related to stock options exercised during the three months ended March 31, 2006 and 2005 was $116 and $0, respectively.
     The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2006 or during the three months ended March 31, 2005. A summary of the status of the stock options outstanding as of March 31, 2006 as well as the activity during the three months then ended is presented below (unaudited):

	2006
		Weighted Average
	Stock	Exercise
	Options	Price
Outstanding at beginning of year	250,102	$25.00
Exercised	(10,000)	25.00

Outstanding at end of period	240,102	$25.00

Exercisable at end of period	120,102	$25.00

     The weighted average remaining contractual life of stock options outstanding as of March 31, 2006 was 4.9 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $306 and $0, respectively.
     Under SFAS No. 123(R), the fair value of each restricted stock award is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). No restricted stock units were granted during the three months ended March 31, 2005. A summary of the status of the restricted stock units outstanding as of March 31, 2006 as well as the activity during the three months then ended is presented below (unaudited):

	2006
	Restricted	Weighted Average
	Stock	Grant Date
	Units	Fair Value
Outstanding at beginning of year	543,854	$25.10
Granted	600	56.03

Outstanding at end of period	544,454	$25.13

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Stock-Based Compensation — continued
     As of March 31, 2006, there was $10,116 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $9,614 relates to restricted stock units and $502 relates to stock options. That expense is expected to be recognized over a weighted-average period of 2.7 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. The cash award entitles the executives to a cash payment with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of Avatar’s gross profit (as defined) over minimum levels established. The stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Pursuant to this compensation agreement compensation expense of $1,518 and $0 was recognized for the three months ended March 31, 2006 and 2005, respectively. The income tax benefit recognized in the consolidated statement of income during the three months ended March 31, 2006 for this stock award was $577.
Income Taxes
     The components of income tax expense from continuing operations for the three months ended March 31, 2006 and 2005 are as follows (unaudited):

	2006	2005
Current
Federal	$11,913	$4,408
State	2,016	746

Total current	13,929	5,154

Deferred
Federal	(2,869)	268
State	(486)	45

Total deferred	(3,355)	313

Total income tax expense	$10,574	$5,467

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes — continued
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	March 31,	December 31,
	2006	2005
	(unaudited)
Deferred income tax assets
Tax over book basis of land inventory	$12,652	$13,142
Unrecoverable land development costs	2,575	2,427
Tax over book basis of depreciable assets	57	(80)
Executive incentive compensation	2,393	3,369
Other	3,583	3,263

Total deferred income tax assets	21,260	22,121

Valuation allowance for deferred income tax assets	(11,528)	(14,053)

Deferred income tax after valuation allowance	9,732	8,068

Deferred income tax liabilities
Book over tax income recognized on Ocean Palms Joint Venture	(2,429)	(4,245)

Net deferred income tax assets	$7,303	$3,823

     We have recorded a valuation allowance of $11,528 with respect to deferred income tax assets as of March 31, 2006. Included in the valuation allowance for deferred income tax assets is approximately $602 which if utilized, will be credited to additional paid-in capital. This valuation allowance was generated in years prior to reorganization on October 1, 1980. For the three months ended March 31, 2006, we decreased the valuation allowance by $2,525 which is primarily attributable to the tax over book basis of land inventory which is expected to be realized by December 31, 2007.
     A reconciliation of income tax expense from continuing operations to the expected income tax expense at the federal statutory rate of 35% for the three months ended March 31, 2006 and 2005 is as follows (unaudited):

	2006	2005
Income tax expense computed at statutory rate	$12,324	$6,817
State income tax, net of federal benefit	1,033	697
Other, net	(258)	(47)
Change in valuation allowance on deferred tax assets	(2,525)	(2,000)

Income tax expense	$10,574	$5,467

     We made income tax payments of approximately $14,300 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in Consolidated and Unconsolidated Joint Ventures
     In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”), (which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”) which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Investments in Consolidated Joint Venture
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential highrise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby we had a 50% equity interest in the Regalia Joint Venture. We evaluated the impact of FIN 46(R) as it relates to our equity interest in the Regalia Joint Venture and determined that we were the primary beneficiary since we were the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, under the provisions of FIN 46(R), we commenced consolidating the Regalia Joint Venture into our financial statements during the first quarter of 2004. On June 30, 2005, we assigned our 50% equity interest in the Regalia Joint Venture to our 50% equity partner for which we received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, we may advance up to an additional $750 of which approximately $643 was advanced as of March 31, 2006. The interest rate on this promissory note is 8% per annum. Unpaid principal and interest under this promissory note is due and payable on June 30, 2006. Although legal transfer of ownership occurred in this transaction, for accounting purposes the risks of ownership have not been transferred to allow us to recognize this transaction as a sale. The consolidated assets and liabilities of the Regalia Joint Venture are reflected in the accompanying consolidated balance sheets as “Assets of business transferred under contractual arrangements” and “Liabilities of business transferred under contractual arrangement”, respectively, as of March 31, 2006 and December 31, 2005.
Investments in Unconsolidated Joint Ventures
     As of March 31, 2006, we had equity interests in two joint ventures (excluding Ocean Palms Joint Venture described below) formed for the acquisition and/or development of land in which we do not have a controlling interest. These entities typically meet the criteria of VIEs under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to these joint ventures and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, these joint ventures are recorded using the equity method of accounting. Our maximum exposure related to our investment in these entities as of March 31, 2006 is the amount invested of $8,501. These entities have assets and liabilities totaling approximately $17,010 and $17, respectively, as of March 31, 2006.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in Consolidated and Unconsolidated Joint Ventures — continued
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $259 and $154 for the three months ended March 31, 2006 and 2005, respectively. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of March 31, 2006 and December 31, 2005, $4,910 was outstanding under the promissory note which is included in Receivables, net on the accompanying consolidated balance sheets. The advances under this promissory note and accrued interest were repaid by the Ocean Palms Joint Venture member during April 2006.
     The following is the Ocean Palms Joint Venture’s condensed balance sheets as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets:
Cash and cash equivalents	$24,131	$1,073
Restricted cash	10,623	28,885
Customer receivables	54,826	146,114
Other assets	337	915

Total assets	$89,917	$176,987

Liabilities and Members’ Capital:
Accounts payable and accrued liabilities	$6,968	$16,824
Notes payable	2,700	77,445
Equity of:
Avatar	43,817	47,363
Joint venture partner	36,432	35,355

Total liabilities and members’ capital	$89,917	$176,987

     The following is the Ocean Palms Joint Venture’s condensed statements of income for the three months ended March 31, 2006 and 2005 (unaudited):

	2006	2005
Revenues:
Sales of condominiums	$5,336	$49,831
Interest and other income	100	907

Total revenues	5,436	50,738

Operating expenses:
Cost of sales	1,995	33,297
Operating costs and expenses	694	325

Total operating expenses	2,689	33,622

Net income	$2,747	$17,116

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in Consolidated and Unconsolidated Joint Ventures — continued
     Our share of the net profit from the Ocean Palms Joint Venture was $1,655 and $7,569 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $5,200 from earnings generated by closings of condominium units at Ocean Palms for the three months ended March 31, 2006. In addition, we received cash distributions of $33,763 during April 2006.
Recently Issued Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which was January 1, 2006 for us. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operations.
Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. Although the outcome of these matters cannot be determined, management believes that the resolution thereof will not have a material effect on our business or financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Financial Information Relating To Industry Segments
     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2006 and 2005 (unaudited):

	2006	2005
Revenues:
Segment revenues
Primary residential	$95,476	$54,422
Active adult community	47,851	29,095
Commercial and industrial and other land sales	8,775	5,800
Other operations	2,312	1,268

	154,414	90,585

Unallocated revenues
Interest income	637	354
Other	163	284

Total revenues	$155,214	$91,223

Operating income:
Segment operating income
Primary residential	$23,675	$11,723
Active adult community	9,773	2,153
Commercial and industrial and other land sales	7,970	5,405
Other operations	1,098	318

	42,516	19,599

Unallocated income (expenses)
Equity earnings from unconsolidated joint ventures	1,630	7,569
Interest income	637	354
General and administrative expenses	(6,572)	(6,010)
Interest expense	—	(482)
Other	(3,001)	(1,554)

Income from continuing operations before income taxes	$35,210	$19,476

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
RESULTS OF OPERATIONS
     In the preparation of its financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to Avatar Holdings Inc.’s 2005 Annual Report on Form 10-K.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
     The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2006 and 2005:

	2006	2005
Operating income:
Primary residential
Revenues	$95,476	$54,422
Expenses	71,801	42,699

Segment operating income	23,675	11,723

Active adult community
Revenues	47,851	29,095
Expenses	38,078	26,942

Segment operating income	9,773	2,153

Commercial and industrial and other land sales
Revenues	8,775	5,800
Expenses	805	395

Segment operating income	7,970	5,405

Other operations
Revenues	2,312	1,268
Expenses	1,214	950

Segment operating income	1,098	318

Operating income	42,516	19,599

Unallocated income (expenses):
Equity earnings from unconsolidated joint ventures	1,630	7,569
Interest income	637	354
General and administrative expenses	(6,572)	(6,010)
Interest expense	—	(482)
Other real estate expenses	(3,001)	(1,554)

Income from continuing operations	35,210	19,476
Income tax expense	(10,574)	(5,467)
Income from discontinued operations	—	161

Net income	$24,636	$14,170

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from single-family primary residential and active adult homebuilding operations for the three months ended March 31, 2006 and 2005 is summarized as follows:

	2006	2005
Units closed
Number of units	516	342
Aggregate dollar volume	$138,528	$79,879
Average price per unit	$268	$234

Contracts signed, net of cancellations
Number of units	428	676
Aggregate dollar volume	$156,523	$179,739
Average price per unit	$366	$266

Backlog at March 31
Number of units	1,977	2,522
Aggregate dollar volume	$652,474	$624,638
Average price per unit	$330	$248
     In addition to development of single-family residential communities, we are an equity partner in the Ocean Palms Joint Venture for development and construction of a 240-unit highrise condominium. Since the commencement of sales in 2003 through March 31, 2006, all 240 units were sold at an aggregate sales volume of $203,717. Closings commenced in February 2006.
     The dollar volume of housing contracts signed during the first quarter of 2006 compared to the first quarter of 2005 declined by 12.9% compared to the first quarter of 2005, while the number of units sold declined by 36.7%. The decline in sales volume for the first quarter of 2006 compared to the first quarter of 2005 is partially due to a strong first quarter of 2005 at our active adult community of Solivita following the introduction of new single-family home models. Dollar volume for the first quarter of 2006 exceeds dollar volume for the second, third and fourth quarters of 2005. The number of housing contracts signed for the second, third and fourth quarters of 2005 were 441, 291 and 383, respectively. In addition, we believe sales results for the first quarter of 2006 continue to reflect the softening of the market for new single-family and multi-family residences which began in the third quarter of 2005, as well as our establishment of sales policies intended to reduce the backlog and our institution of programs to discourage purchases by investors and speculators.
     We have achieved a substantial increase in home closings during the first quarter of 2006 compared to the first quarter of 2005. The number of units closed increased by 50.9% and the dollar volume by 73.4%. We have also realized a 21.6% reduction in units in backlog as of March 31, 2006 compared to March 31, 2005. We anticipate that we will close in excess of 80% of the homes in backlog during the following 12-month period.
     We have experienced an increase in the rate of cancellations of home sales. Higher interest rates and stricter requirements of mortgage lenders and other factors could result in a further increase in cancellations. Many factors affect our results. Most of our communities are located in Florida, where there appears to be a significant overhang of investment and speculative units for sale. Other factors include any future adverse weather conditions; and shortage of certain labor and materials resulting in delays and increased costs for land development and home construction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Net income for the three months ended March 31, 2006 and 2005 was $24,636 or $2.39 per diluted share ($3.01 per basic share) and $14,170 or $1.42 per diluted share ($1.76 per basic share), respectively. The increase in net income was primarily due to increased profitability of primary residential operations, active adult operating results and commercial and industrial land sales. The increase in net income for the three months ended March 31, 2006 was partially mitigated by a decrease in earnings recognized from an unconsolidated joint venture and increases in general and administrative expenses.
     Revenues and expenses from primary residential operations increased $41,054 or 75.4% and $29,102 or 68.2%, respectively, for the three months ended March 31, 2006 compared to the same period in 2005. The increase in revenues is attributable to increased closings at Poinciana, Bellalago, Cory Lake Isles and Rio Rico and higher average price per unit closed in all primary residential communities. The increase in expenses is attributable to higher volume of closings and the associated costs related to price increases for materials and services.
     Revenues and expenses from active adult operations increased $18,756 or 64.5% and $11,136 or 41.3%, respectively, for the three months ended March 31, 2006 compared to the same period in 2005. The increase in revenues is attributable to increases in the number of units closed and higher average price per unit closed. The increase in expenses in active adult operations is primarily attributable to costs associated with the higher volume of closings at Solivita and price increases for materials and services.
     Revenues and expenses from commercial and industrial and other land sales increased $2,975 or 51.3% and $410 or 103.8%, respectively, for the three months ended March 31, 2006 compared to the same period in 2005. During the three months ended March 31, 2006, we realized a pre-tax profit of $5,900 on the sale of 16 acres of commercial property adjacent to Wal-Mart in Poinciana for a sales price of $6,000. We also realized during the three months ended March 31, 2006, pre-tax profits of $2,070 on additional commercial and industrial and other land sales for an aggregate sales price of $2,775. During the three months ended March 31, 2005, we realized pre-tax profits of $5,405 on commercial and industrial and other land sales for an aggregate sales price of $5,800. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Equity earnings from unconsolidated joint ventures represent our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. We recognized $1,655 and $7,569 of earnings for the three months ended March 31, 2006 and 2005, respectively, from our investment in the Ocean Palms Joint Venture. Earnings from the Ocean Palms Joint Venture are recognized on the percentage of completion method of accounting, and as of March 31, 2006 substantially all earnings have been recognized. Construction of the highrise condominium building was substantially completed and closings of units commenced in February 2006. We anticipate that closings of all units will be completed during 2006.
     General and administrative expenses increased $562 or 9.4% for the three months ended March 31, 2006 compared to the same period in 2005. The increase was primarily due to increases in executive incentive compensation and compensation expense.
     Interest expense decreased $482 or 100% for the three months ended March 31, 2006 compared to the same period in 2005. The decrease is primarily attributable to the increase in the amount of interest expense capitalized due to increases in development and construction activities in our various projects.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Other real estate expenses, which represent real estate taxes and property maintenance not allocable to specific operations, increased by $1,447 or 93.1% for the three months ended March 31, 2006 compared to the same period in 2005. The increase is primarily attributable to increases in real estate taxes relating to the land acquired in Florida during 2005 as well as a goodwill impairment loss of $654.
     Income tax expense was provided for at an effective tax rate of 30.0% and 28.2% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate as compared to the federal and state statutory rate of 38% is due to a reduction to the valuation allowance for deferred tax assets of $2,525 and $2,000 for the three months ended March 31, 2006 and 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Our real estate business strategy is designed to capitalize on our competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, primary residential communities, and utilizing commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements and the carrying cost of land.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.
     On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. This Unsecured Credit Facility replaced the three-year, $100,000 revolving secured credit facility (the “Secured Credit Facility”) entered into on December 30, 2003. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. %. Our borrowing rate under the Unsecured Credit Facility as of March 31, 2006 was 6.58%.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of March 31, 2006.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or our consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     Loans made and other obligations incurred under the Unsecured Credit Facility will mature on September 20, 2009; however, the Unsecured Credit Facility provides that once each fiscal year, Borrower may request a twelve-month extension of the maturity date. As of March 31, 2006, we had borrowings totaling $0 under the Unsecured Credit Facility and approximately $115,933 was available for borrowing under the Unsecured Credit Facility, net of approximately $9,067 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued interest and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of March 31, 2006.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     In conjunction with the offering, we used approximately $42,905 of the net proceeds from the offering to purchase 1,141,400 shares of our common stock in privately negotiated transactions at a price of $37.59 per share. We used the balance of the net proceeds from the offering for general corporate purposes including acquisitions of land in Florida.
     During the three months ended March 31, 2006, we closed for a cash purchase price of approximately $18,300 on the remaining phases of land in Poinciana which was classified as land inventory not owned and obligations related to inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005.
     During the three months ended March 31, 2006, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2006, the remaining authorization is $15,829.
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $259 and $154 for the three months ended March 31, 2006 and 2005, respectively. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of March 31, 2006 and December 31, 2005, $4,910 was outstanding under the promissory note which is included in Receivables, net on the accompanying consolidated balance sheets. The advances under this promissory note and accrued interest were repaid by the Ocean Palms Joint Venture member during April 2006.
     For the three months ended March 31, 2006, net cash provided by operating activities amounted to $2,070, primarily as a result of net income of $24,636, an increase in customer deposits of $4,853 and distributions from an unconsolidated joint venture of $5,200 partially offset by increases in land and other inventories of $27,525. Contributing to the increase in inventories for the three months ended March 31, 2006 were land acquisitions of approximately $18,300 and expenditures on construction and land development of $9,225. Net cash used in investing activities amounted to $362, as a result of expenditures of $254 for investments in property, plant and equipment, as well as expenditures of $108 for investment in unconsolidated joint ventures. Net cash used in financing activities of $4,941 resulted from repayment of real estate debt of $5,307 partially offset by proceeds of $250 from the exercise of stock options.
     For the three months ended March 31, 2005, net cash used in operating activities amounted to $18,313, primarily as a result of increases in land and other inventories of $38,018 partially offset by an increase in customer deposits of $9,710. Contributing to the increase in inventories for the three months ended March 31, 2005 were land acquisitions of $19,200 and expenditures on construction and land development of approximately $18,818. Net cash used in investing activities amounted to $1,382, as a result of expenditures of $576 for investments in property, plant and equipment, as well as expenditures of $806 for investment in an unconsolidated joint venture. Net cash provided by financing activities of $19,672 resulted from borrowings of $20,000 from a revolving line of credit partially offset by repayment of real estate debt of $328.
     Cash flow generated through homebuilding operations may be adversely affected by increased costs for labor and construction materials and services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Construction by the Ocean Palms Joint Venture of its highrise condominium in Hollywood, Florida was substantially completed and closings of units commenced in February 2006. As of March 31, 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $5,200 from closings of condominium units at Ocean Palms for the three months ended March 31, 2006. In addition, we received cash distributions of $33,763 during April 2006.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable to be achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for prior periods have not been restated.
     As of March 31, 2006, there was $10,116 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $9,614 relates to restricted stock units and $502 relates to stock options. That expense is expected to be recognized over a weighted-average period of 2.7 years.
     The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model and the fair value of each restricted stock unit is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). These valuation models require assumptions and estimates to determine expected volatility and risk-fee interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
     There has been no other significant change to our critical accounting policies and estimates during the three months ended March 31, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Avatar’s 2005 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which was January 1, 2006 for us. The adoption of SFAS No. 154 did not have a material impact on our financial position or results of operations.
FORWARD—LOOKING STATEMENTS
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult communities and other real estate development; the level of immigration and in-migration into the areas in which Avatar conducts real estate activities; international (in particular Latin America), national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and demand for new and existing housing; access to future financing; geopolitical risks; competition; changes in, or the failure or inability to comply with, government regulations; adverse weather conditions and natural disasters; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     There has been no material changes in Avatar’s market risk during the three months ended March 31, 2006. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2005 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this report is made known to our management, including our Chief Executive Officer and Chief Financial Officer, and others, as appropriate, to allow timely decisions regarding required disclosures and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (Dollars in thousands except per share data)
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended March 31, 2006:

			Total Number of	Maximum Amount
			Shares Purchased as	That May Yet
			Part of a Publicly	Be Purchased Under
	Total Number	Average Price Paid	Announced Plan or	the Plan or
Period	of Shares Purchased	Per Share	Program (1)	Program (1)
January 1, 2006 to January 31, 2006	—	$—	—	$15,829
February 1, 2006 to February 28, 2006	—	—	—	$15,829
March 1, 2006 to March 31, 2006	—	—	—	$15,829

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. As of March 31, 2006, the remaining authorization for purchase of shares of Avatar’s common stock was $15,829. During the three months ended December 31, 2005, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: May 9, 2006	By:	/s/ Charles L. McNairy
Charles L. McNairy
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 9, 2006	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).