Form 10-Q
period 2006-06-30
AVATAR HOLDINGS INC
filed 2006-08-09
CIK 39677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,193,736 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2006.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30	December 31
	2006	2005
Assets
Cash and cash equivalents	$63,218	$38,479
Restricted cash	7,775	6,020
Receivables, net	22,051	29,865
Land and other inventories	470,130	392,843
Land inventory not owned	—	18,171
Property, plant and equipment, net	41,475	41,444
Investment in unconsolidated joint ventures	9,080	55,781
Prepaid expenses	11,243	13,985
Other assets	8,564	9,110
Deferred income taxes	8,452	3,823
Assets of business transferred under contractual arrangements	—	16,889

Total Assets	$641,988	$626,410

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$120,000
Real estate	18,425	24,107
Obligations related to land inventory not owned	—	18,171
Estimated development liability for sold land	26,404	26,717
Accounts payable	19,472	16,526
Accrued and other liabilities	27,076	42,087
Customer deposits	60,125	57,797
Liabilities of business transferred under contractual arrangements	—	8,113

Total Liabilities	271,502	313,518

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,725,559 shares at June 30, 2006 10,711,286 shares at December 31, 2005	10,726	10,711
Additional paid-in capital	214,050	214,873
Unearned restricted stock units	—	(6,583)
Retained earnings	220,734	168,915

	445,510	387,916
Treasury stock: at cost, 2,531,823 shares at June 30, 2006 and December 31, 2005	(75,024)	(75,024)

Total Stockholders’ Equity	370,486	312,892

Total Liabilities and Stockholders’ Equity	$641,988	$626,410

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the six and three months ended June 30, 2006 and 2005
(Unaudited)
(Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2006	2005	2006	2005
Revenues
Real estate sales	$323,182	$196,930	$168,876	$106,411
Interest income	1,517	682	880	328
Other	1,204	1,030	933	680

Total revenues	325,903	198,642	170,689	107,419

Expenses
Real estate expenses	234,417	163,749	119,355	90,925
General and administrative expenses	13,771	12,244	7,199	6,234
Interest expense	—	461	—	—
Other	17	34	17	13

Total expenses	248,205	176,488	126,571	97,172

Equity earnings from unconsolidated joint ventures	1,720	12,324	90	4,755

Income from continuing operations before income taxes	79,418	34,478	44,208	15,002
Income tax expense	(27,599)	(10,229)	(17,025)	(4,762)

Income from continuing operations	51,819	24,249	27,183	10,240

Discontinued operations:
Loss from operations of discontinued operations including loss on disposal of $1,683 for the six and three months ended in 2005	—	(1,113)	—	(1,372)
Income tax benefit	—	423	—	521

Loss from discontinued operations	—	(690)	—	(851)

Net income	$51,819	$23,559	$27,183	$9,389

Basic Earnings Per Share:
Income from continuing operations	$6.33	$3.01	$3.32	$1.27
Loss from discontinued operations	—	(0.09)	—	(0.10)

Net income	$6.33	$2.92	$3.32	$1.17

Diluted Earnings Per Share:
Income from continuing operations	$5.01	$2.45	$2.62	$1.04
Loss from discontinued operations	—	(0.06)	—	(0.08)

Net income	$5.01	$2.39	$2.62	$0.96

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2006 and 2005
(Dollars in Thousands)

	2006	2005
OPERATING ACTIVITIES
Net income	$51,819	$23,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,083	2,446
Amortization of stock-based compensation	5,318	1,465
Impairment of goodwill	654	—
Distributions of earnings from an unconsolidated joint venture	29,132	1,695
Equity earnings from unconsolidated joint ventures	(1,720)	(12,324)
Deferred income taxes	(4,423)	(1,391)
Excess income tax benefit from exercise of stock options	(140)	—
Changes in operating assets and liabilities:
Restricted cash	(1,755)	(5,793)
Receivables, net	2,904	(6,908)
Land and other inventories	(80,075)	(67,301)
Prepaid expenses	2,742	539
Other assets	(107)	7,101
Accounts payable and accrued and other liabilities	(10,968)	(6,131)
Customer deposits	2,328	15,868
Assets/liabilities of business transferred under contractual arrangements	8,776	(744)
Assets/liabilities of discontinued operations	—	1,672

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,568	(46,247)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(736)	(825)
Investment in unconsolidated joint ventures	(417)	(888)
Return of advances from promissory note	4,910	—
Distributions of capital from an unconsolidated joint venture	19,706	—
Advances under promissory note	—	(510)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,463	(2,223)

FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	30,000
Principal payments of real estate borrowings	(5,682)	(660)
Proceeds from exercise of stock options	250	—
Excess income tax benefit from exercise of stock options	140	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,292)	29,340

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,739	(19,130)

Cash and cash equivalents at beginning of period	38,479	28,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,218	$9,060

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2006
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
     The consolidated balance sheets as of June 30, 2006 and December 31, 2005, and the related consolidated statements of income for the six and three months ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The balance sheet as of December 31, 2005 was derived from audited financial statements included in our 2005 Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2005 audited financial statements in our 2005 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.
Reclassifications
     Certain 2005 financial statement items have been reclassified to conform to the 2006 presentation.
Land and Other Inventories
     Inventories consist of the following:

	June 30,
	2006	December 31,
	(Unaudited)	2005
Land developed and in process of development	$193,030	$176,540
Land held for future development or sale	90,884	84,667
Dwelling units completed or under construction	185,551	131,063
Other	665	573

	$470,130	$392,843

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Land and Other Inventories — continued
     During the six months ended June 30 2006, we closed for a cash purchase price of approximately $18,300 on the remaining phases of land in Poinciana which were classified as land inventory not owned and obligations related to land inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005.
     During the six and three months ended June 30, 2006, we realized pre-tax profits of $28,189 and $20,219, respectively, on revenues of $38,946 and $30,171, respectively, from commercial and industrial and other land sales. For the six and three months ended June 30, 2005, we realized pre-tax profits of $6,909 and $1,504, respectively, on revenues of $8,017 and $2,217, respectively, from commercial and industrial and other land sales.
     For the six months ended June 30, 2006, pre-tax profits on sales of commercial and industrial land were $23,468 on aggregate sales of $25,132. Pre-tax profits on sales of other land were $394 on aggregate sales of $629. During the three months ended June 30, 2006, we realized pre-tax profits of $15,718 on revenues of $16,641 from sales of commercial and industrial land. We also realized, during the three months ended June 30, 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005 (discussed further below). Pre-tax profits on sales of other land were $174 on aggregate sales of $345.
     During the six months ended June 30, 2005, pre-tax profits on sales of commercial and industrial land were $5,384 on aggregate sales of $5,932. Pre-tax profits on sales of other land were $1,525 on aggregate sales of $2,085. During the three months ended June 30, 2005, pre-tax profits on sales of commercial and industrial land were $834 on aggregate sales of $1,181. Pre-tax profits on sales of other land were $670 on aggregate sales of $1,036.
     See “Financial Information Relating to Industry Segments” below.
Goodwill and Indefinite-Lived Intangible Assets
     During the first quarter of 2006, we performed an interim impairment test in accordance with SFAS No. 142 “Goodwill and Intangible Assets” on the goodwill associated with the Harbor Islands community because facts and circumstances indicated a potential impairment. Based on this impairment test we determined that this goodwill was impaired as a result of the closing of the final housing unit in this community. Since the Harbor Islands community was completed during the first quarter of 2006, the associated goodwill of $654 was written-off under the caption of Real Estate Expense in the consolidated statement of income for the six months ended June 30, 2006.
Notes, Mortgage Notes and Other Debt
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Notes, Mortgage Notes and Other Debt — continued
than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of June 30, 2006.
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
     On September 20, 2005, Avatar entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc., Wachovia Bank, National Association, and certain other financial institutions. This Unsecured Credit Facility replaced the three-year, $100,000 revolving secured credit facility entered into on December 30, 2003. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of June 30, 2006 was 7.08%.
     The initial principal amount under the Unsecured Credit Facility is $100,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. We received lender approval on October 21, 2005 to increase the principal amount under the Unsecured Credit Facility to $125,000. This Unsecured Credit Facility includes a $7,500 swing line commitment and had a $10,000 sublimit for the issuance of standby letters of credit.
     On May 25, 2006, we amended the Unsecured Credit Facility to clarify the timing of applicable interest rate adjustments and increase the availability for letters of credit from $10,000 to $50,000.
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that (i) we will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) we shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) we will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of June 30, 2006.

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
     Loans made and other obligations incurred under the Unsecured Credit Facility will mature on September 20, 2009; however, the Unsecured Credit Facility provides that once each fiscal year, we may request a twelve-month extension of the maturity date. As of June 30, 2006, we had borrowings totaling $0 under the Unsecured Credit Facility and approximately $101,902 was available for borrowing under the Unsecured Credit Facility, net of approximately $23,098 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     We made interest payments of $3,717 and $3,608 for the six months ended June 30, 2006 and 2005, respectively. Interest costs incurred of $3,944 and $3,679 were capitalized for the six months ended June 30, 2006 and 2005, respectively.
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
     During the six and three months ended June 30, 2006 and 2005 changes in the warranty accrual consisted of the following (unaudited):

	Six Months		Three Months
	2006	2005	2006	2005
Accrued warranty reserve, beginning of period	$1,616	$1,370	$1,924	$983
Estimated warranty expense	1,830	1,145	881	655
Amounts charged against warranty reserve	(1,572)	(1,305)	(931)	(428)

Accrued warranty reserve, end of period	$1,874	$1,210	$1,874	$1,210

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
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 14,273 and 4,273 shares of Avatar common stock for the six and three months ended June 30, 2006, respectively, due to the exercise of stock options, restricted stock units and stock units. Avatar did not issue any shares of common stock during the six months ended June 30, 2005.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Earnings Per Share — continued
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the six and three months ended June 30, 2006 and 2005 (unaudited):

	Six Months		Three Months
	2006	2005	2006	2005
Numerator:
Basic earnings per share – income from continuing operations	$51,819	$24,249	$27,183	$10,240
Interest on 4.50% Notes, net of tax	1,633	1,650	816	823

Diluted earnings per share – income from continuing operations	$53,452	$25,899	$27,999	$11,063

Basic earnings per share – net income	$51,819	$23,559	$27,183	$9,389
Interest on 4.50% Notes, net of tax	1,633	1,650	816	823

Diluted earnings per share – net income	$53,452	$25,209	$27,999	$10,212

Denominator:
Basic weighted average shares outstanding	8,189,053	8,058,129	8,193,703	8,058,129
Effect of dilutive restricted stock	153,516	181,826	163,941	189,176
Effect of dilutive employee stock options	37,824	41,773	38,081	41,392
Effect of dilutive 4.50% Notes	2,280,068	2,280,068	2,280,068	2,280,068

Diluted weighted average shares outstanding	10,660,461	10,561,796	10,675,793	10,568,765

Repurchase and Exchange of Common Stock
     During the six and three months ended June 30, 2006, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2006, the remaining authorization is $15,829.
Comprehensive Income
     Net income and comprehensive income are the same for the six and three months ended June 30, 2006 and 2005.
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
     As of June 30, 2006, an aggregate of 1,105,829 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 785,323 options and stock units granted. There were 320,506 shares available for grant at June 30, 2006.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable to be achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the six and three months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for periods prior to adoption have not been restated.
     As a result of the adoption of SFAS No. 123(R), the charge to income from continuing operations before income taxes and net income for the six months ended June 30, 2006 was $158 and $98, respectively, and $79 and $49, respectively, for the three months ended June 30, 2006. The impact of adopting SFAS 123(R) on both basic and diluted earnings per share for the six months ended June 30, 2006 was $0.01.
     Prior to the adoption of SFAS No. 123(R), we presented all tax benefits related to deductions resulting from the exercise of restricted stock units and stock options as operating activities in the consolidated statements of cash flows. SFAS No. 123(R) requires that tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption.
     SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the six and three months ended June 30, 2005 had compensation expense for stock-based compensation awarded under our stock-based incentive compensation plan been based on fair value at the grant date. For purposes of this pro forma disclosure, the value of the stock options granted is estimated using the Black-Scholes option-pricing model and the Monte-Carlo option valuation model (like a lattice model) for restricted stock units granted.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Stock-Based Compensation — continued

	2005 (Unaudited)
	Six	Three
	Months	Months

Net income – as reported	$23,559	$9,389

Add: Stock-based compensation expense included in reported net income, net of related tax expense	908	459

Deduct: stock-based compensation expense determined using the fair value method, net of related tax expense	(999)	(505)

Net income – pro forma	$23,468	$9,343

Earnings Per Share:
Basic
As reported	$2.92	$1.17

Pro forma	$2.91	$1.16

Diluted
As reported	$2.39	$0.96

Pro forma	$2.38	$0.96

     Compensation expense related to the stock option and restricted stock unit awards during the six months ended June 30, 2006 was $1,565, of which $143 related to stock options and $1,422 related to restricted stock units. Compensation expense related to the stock option and restricted stock awards during the three months ended June 30, 2006 was $884, of which $72 related to stock options and $812 related to restricted stock units. During the six and three months ended June 30, 2005, compensation expense related to our restricted stock unit awards was $1,465 and $740, respectively. The income tax benefit recognized in the consolidated statements of income during the six and three months ended June 30, 2006 for the restricted stock unit awards was $139 and $100, respectively. The income tax benefit recognized in the consolidated statement of income during the six and three months ended June 30, 2005 for the restricted stock unit awards was $331 and $104, respectively.
     Cash received from stock options exercised during the six months ended June 30, 2006 and 2005 was $250 and $0, respectively. The tax benefit related to the exercise of stock options and restricted stock units during the six and three months ended June 30, 2006 was $140 and $24, respectively.
     The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. No stock options were granted during the six months ended June 30, 2006 and 2005. A summary of the status of the stock options outstanding as of June 30, 2006 as well as the activity during the six months then ended is presented below (unaudited):

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Stock-Based Compensation — continued

	2006
		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding at beginning of year	250,102	$25.00
Exercised	(10,000)	25.00

Outstanding at end of period	240,102	$25.00

Exercisable at end of period	120,102	$25.00

     The weighted average remaining contractual life of stock options outstanding as of June 30, 2006 was 4.7 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $306.
     Under SFAS No. 123(R), the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). Under SFAS No. 123(R), the fair value of restricted stock awards which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. A summary of the status of the restricted stock units outstanding as of June 30, 2006 as well as the activity during the six months then ended is presented below (unaudited):

	2006
		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value

Outstanding at beginning of year	543,854	$25.10
Granted	3,200	57.54
Forfeited	(800)	51.06

Outstanding at end of period	546,254	$25.25

     As of June 30, 2006, there was $9,383 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $8,953 relates to restricted stock units and $430 relates to stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. The cash award entitles the executives to a cash payment with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of Avatar’s gross profit (as defined) over minimum levels established. The stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Pursuant to these compensation agreements compensation expense of $3,676 and $0 was recognized for the six months ended June 30, 2006 and 2005, respectively, and $2,158 and $0 was recognized for the three months ended June 30, 2006 and 2005, respectively. The income tax benefit recognized in the consolidated statements of income during the six and three months ended June 30, 2006 for these stock awards was $1,397 and $820, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Income Taxes
     The components of income tax expense from continuing operations for the six and three months ended June 30, 2006 and 2005 are as follows (unaudited):

	Six Months		Three Months
	2006	2005	2006	2005
Current
Federal	$27,387	$9,531	$15,474	$5,123
State	4,635	1,613	2,619	867

Total current	32,022	11,144	18,093	5,990

Deferred
Federal	(3,783)	(783)	(914)	(1,051)
State	(640)	(132)	(154)	(177)

Total deferred	(4,423)	(915)	(1,068)	(1,228)

Total income tax expense	$27,599	$10,229	$17,025	$4,762

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	June 30,
	2006	December 31,
	(unaudited)	2005
Deferred income tax assets
Tax over book basis of land inventory	$12,131	$13,142
Unrecoverable land development costs	2,679	2,427
Tax over book basis of depreciable assets	111	(80)
Executive incentive compensation	3,390	3,369
Other	2,224	3,263

Total deferred income tax assets	20,535	22,121

Valuation allowance for deferred income tax assets	(12,083)	(14,053)

Deferred income tax after valuation allowance	8,452	8,068

Deferred income tax liabilities
Book over tax income recognized on Ocean Palms Joint Venture	—	(4,245)

Net deferred income tax assets	$8,452	$3,823

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Income Taxes — continued
     We have recorded a valuation allowance of $12,083 with respect to deferred income tax assets as of June 30, 2006. Included in the valuation allowance for deferred income tax assets is approximately $545 which, if utilized, will be credited to additional paid-in capital. This valuation allowance was generated in years prior to reorganization on October 1, 1980. For the six months ended June 30, 2006, we decreased the valuation allowance by $1,970 which is primarily attributable to the tax over book basis of land inventory.
     A reconciliation of income tax expense from continuing operations to the expected income tax expense at the federal statutory rate of 35% for the six and three months ended June 30, 2006 and 2005 is as follows (unaudited):

	Six Months		Three Months
	2006	2005	2006	2005
Income tax expense computed at statutory rate	$27,796	$12,067	$15,472	$5,250
State income tax, net of federal benefit	2,328	1,234	1,295	537
Other, net	(555)	(72)	(297)	(25)
Change in valuation allowance on deferred tax assets	(1,970)	(3,000)	555	(1,000)

Income tax expense	$27,599	$10,229	$17,025	$4,762

     We made income tax payments of approximately $44,850 and $7,000 for the six months ended June 30, 2006 and 2005, respectively.
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
Investments in Consolidated Joint Venture
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential highrise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby we had a 50% equity interest in the Regalia Joint Venture. We evaluated the impact of FIN 46(R) as it relates to our equity interest in the Regalia Joint Venture and determined that we were the primary beneficiary since we were the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, under the provisions of FIN 46(R), we commenced consolidating the Regalia Joint Venture into our financial statements during the first quarter of 2004. On June 30, 2005, we assigned our 50% equity interest in the Regalia Joint Venture to our 50% equity partner for which we received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, we could advance up to an additional $750. The interest rate on this promissory note was 8% per annum. Unpaid principal and interest under this promissory note was due and payable on June 30, 2006. The consolidated assets and liabilities of the Regalia Joint Venture were reflected in the accompanying consolidated

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Investments in Consolidated and Unconsolidated Joint Ventures — continued
balance sheets as of December 31, 2005 as “Assets of business transferred under contractual arrangements” and “Liabilities of business transferred under contractual arrangement” because until June 30, 2006 the risks of ownership had not been transferred to allow us to recognize this transaction as a sale. On June 30, 2006, we received $13,185 for payment of the promissory note and accrued interest. Payment of the promissory note and accrued interest allowed us for accounting purposes to recognize this transaction as a sale whereby we recognized a pre-tax gain of $4,327.
Investments in Unconsolidated Joint Ventures
     As of June 30, 2006, we had equity interests in two joint ventures (excluding Ocean Palms Joint Venture described below) formed for the acquisition and/or development of land in which we do not have a controlling interest. These entities typically meet the criteria of VIEs under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to these joint ventures and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, these joint ventures are recorded using the equity method of accounting. Our maximum exposure related to our investment in these entities as of June 30, 2006 is the amount invested of $8,786. These entities have assets and liabilities totaling approximately $17,673 and $140, respectively, as of June 30, 2006.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We evaluated the impact of FIN 46(R) as it related to our equity interest in the Ocean Palms Joint Venture and determined that it does not qualify as a variable interest entity; thus, the Ocean Palms Joint Venture is not subject to the consolidation provisions of FIN 46(R). We are accounting for our investment in the Ocean Palms Joint Venture under the equity method whereby we recognize our share of profits and losses. Construction by the Ocean Palms Joint Venture of its highrise condominium in Hollywood, Florida was completed as of June 30, 2006. Closings of units commenced during February 2006 and were completed as of June 30, 2006. As of June 30, 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $48,838 during the six months ended June 30, 2006 representing $29,132 from cumulative earnings generated by closings of condominium units at Ocean Palms and $19,706 from our investment in the Ocean Palms Joint Venture. We recognized cumulative earnings of $33,661 from inception through June 30, 2006 from our investment in the Ocean Palms Joint Venture.
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $289 and $30 for the six and three months ended June 30, 2006, respectively, and $333 and $179 for the six and three months ended June 30, 2005, respectively. Advances under the promissory note were subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. During April 2006 the advances under this promissory note and accrued interest of $5,455 were repaid by the Ocean Palms Joint Venture member.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Investments in Consolidated and Unconsolidated Joint Ventures — continued
          The following is the Ocean Palms Joint Venture’s condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005:

	June 30,
	2006	December 31,
	(unaudited)	2005
Assets:
Cash and cash equivalents	$2,136	$1,073
Restricted cash	316	28,885
Customer receivables	—	146,114
Other assets	31	915

Total assets	$2,483	$176,987

Liabilities and Members’ Capital:
Accounts payable and accrued liabilities	$1,896	$16,824
Notes payable	—	77,445
Equity of:
Avatar	294	47,363
Joint venture partner	293	35,355

Total liabilities and members’ capital	$2,483	$176,987

     The following is the Ocean Palms Joint Venture’s condensed consolidated statements of income for the six and three months ended June 30, 2006 and 2005 (unaudited):

	Six Months		Three Months
	2006	2005	2006	2005
Revenues:
Sales of condominiums	$6,617	$80,281	$1,281	$30,450
Interest and other income	104	1,575	4	668

Total revenues	6,721	81,856	1,285	31,118

Operating expenses:
Cost of sales	3,688	54,066	1,030	20,554
Operating costs and expenses	41	172	10	62

Total operating expenses	3,729	54,238	1,040	20,616

Net income	$2,992	$27,618	$245	$10,502

          Our share of the net income from the Ocean Palms Joint Venture was $1,770 and $12,357 for the six months ended June 30, 2006 and 2005, respectively, and $115 and $4,788 for the three months ended June 30, 2006 and 2005, respectively. Our investment in the Ocean Palms Joint Venture is $294 and $47,363 as of June 30, 2006 and December 31, 2005, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Recently Issued Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is January 1, 2007 for us. We are currently evaluating the provisions of FIN 48 and assessing the impact it may have on our financial position and results of operations.
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
Discontinued Operations
          During the second quarter of 2005, we entered into a non-binding letter of intent for the sale of the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, which closed during the fourth quarter of 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Therefore, we recorded an estimated loss on the disposal of Rio Rico Utilities of $1,683 for the six and three months ended June 30, 2005. The operating results for the six and three months ended June 30, 2005 have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for the six and three months ended June 30, 2005 were $1,400 and $754, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Financial Information Relating To Industry Segments
          The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2006 and 2005 (unaudited):

	Six Months		Three Months
	2006	2005	2006	2005
Revenues:
Segment revenues
Primary residential	$181,371	$119,039	$85,895	$64,617
Active adult community	99,097	67,544	51,246	38,449
Commercial and industrial and other land sales	38,946	8,017	30,171	2,217
Other operations	4,035	2,801	1,723	1,532

	323,449	197,401	169,035	106,815

Unallocated revenues
Interest income	1,517	682	880	328
Other	937	559	774	276

Total revenues	$325,903	$198,642	$170,689	$107,419

Operating income:
Segment operating income
Primary residential	$44,384	$25,031	$20,709	$13,308
Active adult community	20,269	6,061	10,496	3,908
Commercial and industrial and other land sales	28,189	6,909	20,219	1,504
Other operations	1,764	838	666	520

	94,606	38,839	52,090	19,240

Unallocated income (expenses)
Equity earnings from unconsolidated joint ventures	1,720	12,324	90	4,755
Interest income	1,517	682	880	328
General and administrative expenses	(13,771)	(12,244)	(7,199)	(6,234)
Interest expense	—	(461)	—	—
Other	(4,654)	(4,662)	(1,653)	(3,087)

Income from continuing operations before income taxes	$79,418	$34,478	$44,208	$15,002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
RESULTS OF OPERATIONS
          The discussion in this section may contain “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Please see our discussion under the heading “Forward-Looking Statements” below.
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
          The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2006 and 2005:

	Six Months		Three Months
	2006	2005	2006	2005
Operating income:
Primary residential
Revenues	$181,371	$119,039	$85,895	$64,617
Expenses	136,987	94,008	65,186	51,309

Segment operating income	44,384	25,031	20,709	13,308

Active adult community
Revenues	99,097	67,544	51,246	38,449
Expenses	78,828	61,483	40,750	34,541

Segment operating income	20,269	6,061	10,496	3,908

Commercial and industrial and other land sales
Revenues	38,946	8,017	30,171	2,217
Expenses	10,757	1,108	9,952	713

Segment operating income	28,189	6,909	20,219	1,504

Other operations
Revenues	4,035	2,801	1,723	1,532
Expenses	2,271	1,963	1,057	1,012

Segment operating income	1,764	838	666	520

Operating income	94,606	38,839	52,090	19,240

Unallocated income (expenses):
Equity earnings from unconsolidated joint ventures	1,720	12,324	90	4,755
Interest income	1,517	682	880	328
General and administrative expenses	(13,771)	(12,244)	(7,199)	(6,234)
Interest expense	—	(461)	—	—
Other real estate expenses	(4,654)	(4,662)	(1,653)	(3,087)

Income from continuing operations	79,418	34,478	44,208	15,002
Income tax expense	(27,599)	(10,229)	(17,025)	(4,762)
Loss from discontinued operations	—	(690)	—	(851)

Net income	$51,819	$23,559	$27,183	$9,389

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
          Data from single-family primary residential and active adult homebuilding operations for the six and three months ended June 30, 2006 and 2005 is summarized as follows:

	Six Months		Three Months
	2006	2005	2006	2005
Units closed
Number of units	972	763	456	421
Aggregate dollar volume	$272,732	$179,885	$134,204	$100,006
Average price per unit	$281	$236	$294	$238

Contracts signed, net of cancellations
Number of units	670	1,117	242	441
Aggregate dollar volume	$239,597	$324,950	$83,074	$145,211
Average price per unit	$358	$291	$343	$329

Backlog at June 30
Number of units	1,763	2,542
Aggregate dollar volume	$601,345	$669,842
Average price per unit	$341	$264
          In addition to development of single-family residential communities, we are an equity partner in the Ocean Palms Joint Venture for development and construction of a 240-unit highrise condominium. Since the commencement of sales in 2003 through June 30, 2006, all 240 units were sold at an aggregate sales volume of $203,717. Closings commenced in February 2006 and were completed as of June 30, 2006.
          The number of units sold during the six and three months ended June 30, 2006 compared to the same periods in 2005 declined by 40% and 45.1%, respectively, while the dollar volume of housing contracts signed declined by 26.3% and 42.8%, respectively. The decline in sales volume for the six months ended June 30, 2006 continues to reflect the accelerating softening of the market for new single-family and multi-family residences which began in the third quarter of 2005. We continue to experience a further increase in the rate of cancellations of home sales. Most of our communities are located in Florida, where there is the continued availability of an excess of investor and speculator-owned units for sale and an increasing use of various sales incentives by residential builders in our markets, including Avatar.
          We achieved a substantial increase in home closings during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The number of units closed increased by 27.4% and the dollar volume by 51.6%. We anticipate that we will close in excess of 80% of the homes in backlog as of June 30, 2006 during the subsequent 12-month period.
          Net income for the six and three months ended June 30, 2006 was $51,819 or $5.01 per diluted share ($6.33 per basic share) and $27,183 or $2.62 per diluted share ($3.32 per basic share), respectively, compared to net income of $23,559 or $2.39 per diluted share ($2.92 per basic share) and $9,389 or $0.96 per diluted share ($1.17 per basic share) for the six and three months ended June 30, 2005, respectively. The increase in net income for the six and three month periods was primarily due to increased profitability of primary residential operations, active adult operating results and commercial and industrial land sales. The increase in net income for the six and three months ended June 30, 2006 was partially mitigated by a decrease in earnings recognized from an unconsolidated joint venture and increases in general and administrative expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
          Revenues from primary residential operations increased $62,332 or 52.4% and $21,278 or 32.9%, respectively, for the six and three months ended June 30, 2006 compared to the same periods in 2005. Expenses from primary residential operations increased $42,979 or 45.7% and $13,877 or 27.0%, respectively, for the six and three months ended June 30, 2006 compared to the same periods in 2005. The increase in revenues is attributable to increased closings at Poinciana, Bellalago, Cory Lake Isles and Rio Rico and higher average price per unit closed in all primary residential communities. The increase in expenses is attributable to higher volume of closings and the associated costs related to price increases for materials and services.
          Revenues from active adult operations increased $31,553 or 46.7% and $12,797 or 33.3%, respectively, for the six and three months ended June 30, 2006 compared to the same periods in 2005. Expenses from active adult operations increased $17,345 or 28.2% and $6,209 or 18.0%, respectively, for the six and three months ended June 30, 2006 compared to the same periods in 2005. The increase in revenues is attributable to increased closings and higher average price per unit closed. The increase in expenses is attributable to higher volume of closings and the associated costs related to price increases for materials and services.
          Revenues from commercial and industrial and other land sales increased $30,929 and $27,954, respectively, for the six and three months ended June 30, 2006 compared to the same periods in 2005. Expenses from commercial and industrial and other land sales increased $9,649 and $9,239, respectively, for the six and three months ended June 30, 2006 compared to the same periods in 2005. For the six months ended June 30, 2006, pre-tax profits on sales of commercial and industrial land were $23,468 on aggregate sales of $25,132. Pre-tax profits on sales of other land were $394 on aggregate sales of $629. During the three months ended June 30, 2006, we realized pre-tax profits of $15,718 on revenues of $16,641 from sales of commercial and industrial land. We also realized, during the three months ended June 30, 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005. Pre-tax profits on sales of other land were $174 on aggregate sales of $345. During the six months ended June 30, 2005, pre-tax profits on sales of commercial and industrial land were $5,384 on aggregate sales of $5,932. Pre-tax profits on sales of other land were $1,525 on aggregate sales of $2,085. During the three months ended June 30, 2005, pre-tax profits on sales of commercial and industrial land were $834 on aggregate sales of $1,181. Pre-tax profits on sales of other land were $670 on aggregate sales of $1,036. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
          Equity earnings from unconsolidated joint ventures represent our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. We recognized $1,770 and $115 of earnings for the six and three months ended June 30, 2006 and 2005, respectively, compared to $12,357 and $4,788 of earnings for the six and three months ended June 30, 2005, respectively, from our investment in the Ocean Palms Joint Venture. Earnings from the Ocean Palms Joint Venture are recognized on the percentage of completion method of accounting, and as of June 30, 2006 substantially all earnings have been recognized. Construction of the highrise condominium building was completed as of June 30, 2006. Closings of units commenced in February 2006 and were completed as of June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RESULTS OF OPERATIONS – continued
          General and administrative expenses increased $1,527 or 12.5% and $965 or 15.5% for the six and three months ended June 30, 2006, respectively, compared to the same periods in 2005. The increase was primarily due to increases in executive incentive compensation and compensation expense.
          Interest expense decreased $461 or 100% for the six months ended June 30, 2006, respectively, compared to the same periods in 2005. The decrease is primarily attributable to the increase in the amount of interest expense capitalized due to increases in development and construction activities in our various projects.
          During the second quarter of 2005, we entered into a non-binding letter of intent for the sale of the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, which closed during the fourth quarter of 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Therefore, we recorded an estimated loss on the disposal of Rio Rico Utilities of $1,683 for the six and three months ended June 30, 2005. The operating results for the six and three months ended June 30, 2005 have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for the six and three months ended June 30, 2005 were $1,400 and $754, respectively.
          Income tax expense was provided for at an effective tax rate of 34.8% and 38.5% for the six and three months ended June 30, 2006, respectively, compared to 29.4% and 31.1% for the six and three months ended June 30, 2005, respectively. The decrease in the effective tax rate for the six months ended June 30, 2006 and 2005 as compared to the federal and state statutory rate of 38% is due to a reduction to the valuation allowance for deferred tax assets of $1,970 and $3,000, respectively. The decrease in the effective tax rate for the three months ended June 30, 2005 as compared to the federal and state statutory rate of 38% is due to a reduction to the valuation allowance for deferred tax assets of $1,000.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
          On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc., Wachovia Bank, National Association, and certain other financial institutions. This Unsecured Credit Facility replaced the three-year, $100,000 revolving secured credit facility entered into on December 30, 2003. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of June 30, 2006 was 7.08%.
          The initial principal amount under the Unsecured Credit Facility is $100,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. We received lender approval on October 21, 2005 to increase the principal amount under the Unsecured Credit Facility to $125,000. This Unsecured Credit Facility includes a $7,500 swing line commitment and had a $10,000 sublimit for the issuance of standby letters of credit.
          On May 25, 2006, we amended the Unsecured Credit Facility to clarify the timing of applicable interest rate adjustments and increase the availability for letters of credit from $10,000 to $50,000.
          The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that (i) we will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) we shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) we will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of June 30, 2006.
          In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or our consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
          Loans made and other obligations incurred under the Unsecured Credit Facility will mature on September 20, 2009; however, the Unsecured Credit Facility provides that once each fiscal year, we may request a twelve-month extension of the maturity date. As of June 30, 2006, we had borrowings totaling $0 under the Unsecured Credit Facility and approximately $101,902 was available for borrowing under the Unsecured Credit Facility, net of approximately $23,098 outstanding letters of credit.
          Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
          On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of June 30, 2006.
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
          During the six months ended June 30, 2006, we closed for a cash purchase price of approximately $18,300 on the remaining phases of land in Poinciana which was classified as land inventory not owned and obligations related to land inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005.
          During the six months ended June 30, 2006, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2006, the remaining authorization is $15,829.
          Construction by the Ocean Palms Joint Venture of its highrise condominium in Hollywood, Florida was completed as of June 30, 2006. Closings of units commenced during February 2006 and were completed as of June 30, 2006. As of June 30, 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $48,838 during the six months ended June 30, 2006 representing $29,132 from cumulative earnings generated by closings of condominium units at Ocean Palms and $19,706 from our investment in the Ocean Palms Joint Venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
LIQUIDITY AND CAPITAL RESOURCES – continued
          On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $289 and $30 for the six and three months ended June 30, 2006, respectively, and $333 and $179 for the six and three months ended June 30, 2005, respectively. Advances under the promissory note were subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. During April 2006 the advances under this promissory note and accrued interest of $5,455 were repaid by the Ocean Palms Joint Venture member.
          For the six months ended June 30, 2006, net cash provided by operating activities amounted to $6,568, primarily as a result of net income of $51,819, an increase in customer deposits of $2,328, distributions of earnings from an unconsolidated joint venture of $29,132, proceeds from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture and proceeds from the sales of commercial and industrial and other land sales partially offset by increases in land and other inventories of $80,075 and decreases in accounts payable and accrued liabilities of $10,968. Contributing to the increase in inventories for the six months ended June 30, 2006 were land acquisitions of approximately $18,300 and expenditures on construction and land development of $61,775. Net cash provided by investing activities amounted to $23,463 primarily as a result of distributions of capital from an unconsolidated joint venture of $19,706 and return of advances of $4,910 from a promissory note to our Ocean Palms Joint Venture member offset by expenditures of $736 for investments in property, plant and equipment, as well as expenditures of $417 for investments in unconsolidated joint ventures. Net cash used in financing activities of $5,292 resulted from repayment of real estate debt of $5,682 partially offset by proceeds of $250 from the exercise of stock options.
          For the six months ended June 30, 2005, net cash used in operating activities amounted to $46,247, primarily as a result of increases in land and other inventories of $67,301 partially offset by an increase in customer deposits of $15,868. Contributing to the increase in inventories for the six months ended June 30, 2005 were land acquisitions of $33,100 and expenditures on construction and land development of approximately $34,201. Net cash used in investing activities amounted to $2,223, as a result of expenditures of $825 for investments in property, plant and equipment, expenditures of $888 for investment in an unconsolidated joint venture and advances under promissory note of $510. Net cash provided by financing activities of $29,340 resulted from borrowings of $30,000 from a revolving line of credit partially offset by repayment of real estate debt of $660.
          Cash flow generated through our homebuilding operations has been adversely affected by the increase in the rate of cancellations of existing home sales contracts.
          However, we anticipate that cash flow generated through profitable operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, as well as to commence development of new projects on properties currently owned and/or to be acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable to be achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the six and three months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for prior periods have not been restated.
          As of June 30, 2006, there was $9,383 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $8,953 relates to restricted stock units and $430 relates to stock options. That expense is expected to be recognized over a weighted-average period of 2.4 years.
          The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). The fair value of restricted stock awards which does not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. The valuation models require assumptions and estimates to determine expected volatility and risk-fee interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.
          There has been no other significant change to our critical accounting policies and estimates during the six months ended June 30, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Avatar’s 2005 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is January 1, 2007 for us. We are currently evaluating the provisions of FIN 48 and assessing the impact it may have on our financial position and results of operations.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
          There has been no material changes in Avatar’s market risk during the six months ended June 30, 2006. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2005 Annual Report on Form 10-K.
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
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except per share data)
          The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended June 30, 2006:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
April 1, 2006 to April 30, 2006	—	$—	—	$15,829
May 1, 2006 to May 31, 2006	—	—	—	$15,829
June 1, 2006 to June 30, 2006	—	—	—	$15,829

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. As of June 30, 2006, the remaining authorization for purchase of shares of Avatar’s common stock was $15,829. During the three months ended June 30, 2006, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.
Item 4. Submission of Matters to a Vote of Security Holders
          Avatar’s Annual Meeting of Stockholders was held on May 25, 2006, in Coral Gables, Florida, for the purpose of electing eleven directors and approving the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors for the year ending December 31, 2006. Proxies were solicited from holders of 8,189,463 outstanding shares of Common Stock as of the close of business on March 31, 2006, as described in Avatar’s Proxy Statement dated April 24, 2006. All of management’s nominees for directors were elected and the appointment of Ernst & Young LLP was approved by the following votes:

Item 4. Submission of Matters to a Vote of Security Holders – continued
ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD
Eduardo A. Brea	7,477,450	27,916
Milton H. Dresner	7,445,110	60,256
Roger W. Einiger	7,476,335	29,031
Gerald Kelfer	7,476,760	28,606
Martin Meyerson	7,364,611	140,755
Joshua Nash	7,479,614	25,752
Kenneth T. Rosen	7,477,408	27,958
Joel M. Simon	7,472,689	32,677
Fred Stanton Smith	7,474,661	30,705
William G. Spears	7,447,810	57,556
Beth A. Stewart	6,494,111	1,011,255
APPOINTMENT OF AUDITORS

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES
7,480,270	1,393	23,703	0

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date: August 8, 2006	By:	/s/ Charles L. McNairy Charles L. McNairy
Executive Vice President, Treasurer and Chief Financial Officer

Date: August 8, 2006	By:	/s/ Michael P. Rama Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).