Form 10-Q
period 2006-09-30
AVATAR HOLDINGS INC
filed 2006-11-08
CIK 39677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,193,736 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2006.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30	December 31
	2006	2005
Assets
Cash and cash equivalents	$29,331	$38,479
Restricted cash	5,041	6,020
Receivables, net	28,457	29,865
Land and other inventories	502,504	392,843
Land inventory not owned	—	18,171
Property, plant and equipment, net	51,046	41,444
Investment in unconsolidated joint ventures	9,168	55,781
Prepaid expenses	10,342	13,985
Other assets	8,803	9,110
Deferred income taxes	8,536	3,823
Assets of business transferred under contractual arrangements	—	16,889

Total Assets	$653,228	$626,410

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$120,000
Real estate	17,992	24,107
Obligations related to land inventory not owned	—	18,171
Estimated development liability for sold land	25,491	26,717
Accounts payable	21,257	16,526
Accrued and other liabilities	26,450	42,087
Customer deposits	46,147	57,797
Liabilities of business transferred under contractual arrangements	—	8,113

Total Liabilities	257,337	313,518

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,725,559 shares at September 30, 2006 10,711,286 shares at December 31, 2005	10,726	10,711
Additional paid-in capital	216,602	214,873
Unearned restricted stock units	—	(6,583)
Retained earnings	243,587	168,915

	470,915	387,916
Treasury stock: at cost, 2,531,823 shares at September 30, 2006 and December 31, 2005	(75,024)	(75,024)

Total Stockholders’ Equity	395,891	312,892

Total Liabilities and Stockholders’ Equity	$653,228	$626,410

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the nine and three months ended September 30, 2006 and 2005
(Unaudited)
(Dollars in thousands except per-share amounts)

	Nine Months		Three Months
	2006	2005	2006	2005
Revenues
Real estate sales	$480,547	$303,373	$157,365	$106,443
Interest income	2,131	1,026	614	344
Other	1,537	2,035	333	1,005

Total revenues	484,215	306,434	158,312	107,792

Expenses
Real estate expenses	348,139	262,842	113,722	99,093
General and administrative expenses	20,881	17,558	7,110	5,314
Interest expense	—	461	—	—
Other	60	36	43	2

Total expenses	369,080	280,897	120,875	104,409

Equity earnings from unconsolidated joint ventures	1,885	15,858	165	3,534

Income from continuing operations before income taxes	117,020	41,395	37,602	6,917
Income tax expense	(42,348)	(15,275)	(14,749)	(5,046)

Income from continuing operations	74,672	26,120	22,853	1,871

Discontinued operations:
Loss from operations of discontinued operations including loss on disposal of $2,212 and $529 for the nine and three months ended in 2005	—	(1,293)	—	(180)
Income tax benefit	—	491	—	68

Loss from discontinued operations	—	(802)	—	(112)

Net income	$74,672	$25,318	$22,853	$1,759

Basic Earnings Per Share:
Income from continuing operations	$9.12	$3.24	$2.79	$0.23
Loss from discontinued operations	—	(0.10)	—	(0.01)

Net income	$9.12	$3.14	$2.79	$0.22

Diluted Earnings Per Share:
Income from continuing operations	$7.22	$2.70	$2.21	$0.22
Loss from discontinued operations	—	(0.07)	—	(0.01)

Net income	$7.22	$2.63	$2.21	$0.21

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2006 and 2005
(Dollars in Thousands)

	2006	2005
OPERATING ACTIVITIES
Net income	$74,672	$25,318
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,162	3,735
Amortization of stock-based compensation	7,850	2,272
Impairment of goodwill	654	—
Distributions of earnings from an unconsolidated joint venture	29,315	3,505
Equity earnings from unconsolidated joint ventures	(1,885)	(15,858)
Deferred income taxes	(4,486)	463
Excess income tax benefit from exercise of stock options	(140)	—
Changes in operating assets and liabilities:
Restricted cash	979	(14,461)
Receivables, net	(3,502)	(10,674)
Land and other inventories	(119,166)	(94,873)
Prepaid expenses	3,643	(2,468)
Other assets	(347)	6,914
Accounts payable and accrued and other liabilities	(7,987)	(626)
Customer deposits	(11,650)	28,860
Assets/liabilities of business transferred under contractual arrangements	8,776	(953)
Assets/liabilities of discontinued operations	—	1,838

NET CASH USED IN OPERATING ACTIVITIES	(20,112)	(67,008)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(7,404)	(1,145)
Investment in unconsolidated joint ventures	(790)	(1,019)
Return of advances from promissory note	4,910	—
Distributions of capital from an unconsolidated joint venture	19,973	—
Advances under promissory note	—	(1,010)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,689	(3,174)

FINANCING ACTIVITIES
Proceeds from revolving line of credit	10,000	65,523
Principal payments of real estate borrowings	(16,115)	(5,993)
Purchase of treasury stock	—	(428)
Proceeds from exercise of stock options	250	—
Excess income tax benefit from exercise of stock options	140	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,725)	59,102

DECREASE IN CASH AND CASH EQUIVALENTS	(9,148)	(11,080)

Cash and cash equivalents at beginning of period	38,479	28,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,331	$17,110

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2006
(Dollars in thousands except share and per share data)
Basis of Financial Statement Presentation and Summary of Significant Accounting Policies
     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and all subsidiaries, partnerships and other entities in which Avatar Holdings Inc. (“Avatar”, “we”, “us” or “our”) has a controlling interest and variable interest entities for which we are deemed to be the primary beneficiary. Our investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated balance sheets as of September 30, 2006 and December 31, 2005, and the related consolidated statements of income for the nine and three months ended September 30, 2006 and 2005 and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The consolidated balance sheet as of December 31, 2005 was derived from audited financial statements included in our 2005 Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2005 audited financial statements in our 2005 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.
Reclassifications
     Certain 2005 financial statement items have been reclassified to conform to the 2006 presentation.
Land and Other Inventories
     Inventories consist of the following:

	September 30,
	2006	December 31,
	(Unaudited)	2005
Land developed and in process of development	$212,958	$177,752
Land held for future development or sale	90,290	84,667
Dwelling units completed or under construction	198,914	129,851
Other	342	573

	$502,504	$392,843

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     During the nine months ended September 30 2006, we closed for a cash purchase price of approximately $18,300 on the remaining phases of land in Poinciana which we contracted to acquire in October 2003 and which were classified as land inventory not owned and obligations related to land inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005. We have not contracted to purchase land since January 2005.
     For the nine months ended September 30, 2006, pre-tax profits on sales of commercial and industrial land were $28,443 on aggregate sales of $30,657. During the three months ended September 30, 2006, we realized pre-tax profits of $5,169 on revenues of $5,524 from sales of commercial and industrial land.
     For the nine months ended September 30, 2006, pre-tax profits on sales of other land were $906 on aggregate sales of $968. During the three months ended September 30, 2006, pre-tax profits on sales of other land were $318 on aggregate sales of $339.
     We also realized, during the nine months ended September 30, 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005.
     During the nine months ended September 30, 2005, pre-tax profits on sales of commercial and industrial land were $5,384 on aggregate sales of $5,932. Pre-tax profits on sales of other land were $1,814 on aggregate sales of $2,472. During the three months ended September 30, 2005, pre-tax profits on other land were $289 on aggregate sales of $386.
     During the nine and three months ended September 30, 2006, we realized pre-tax profits of $33,676 and $5,487, respectively, on revenues of $44,810 and $5,863, respectively, from commercial and industrial and other land sales. For the nine and three months ended September 30, 2005, we realized pre-tax profits of $7,198 and $289, respectively, on revenues of $8,404 and $386, respectively, from commercial and industrial and other land sales.
     See “Financial Information Relating to Industry Segments” below.
Goodwill and Indefinite-Lived Intangible Assets
     During the first quarter of 2006, we performed an interim impairment test in accordance with SFAS No. 142 “Goodwill and Intangible Assets” on the goodwill associated with the Harbor Islands community because facts and circumstances indicated a potential impairment. Based on this impairment, test we determined that this goodwill was impaired as a result of the closing of the final housing unit in this community. Since the Harbor Islands community was completed during the first quarter of 2006, the associated goodwill of $654 was written-off under the caption of Real Estate Expense in the consolidated statement of income for the nine months ended September 30, 2006.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of September 30, 2006.
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
     On September 20, 2005, Avatar entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc., Wachovia Bank, National Association, and certain other financial institutions. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of September 30, 2006 was 7.07%.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that (i) we will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) we shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) we will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of September 30, 2006.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or our consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     The Unsecured Credit Facility provides that once each fiscal year, we may request a twelve-month extension of the maturity date. During August 2006, the Unsecured Credit Facility was amended to extend the maturity date of the Unsecured Credit Facility from September 20, 2009 to September 20, 2010. As of September 30, 2006, we had borrowings totaling $0 under the Unsecured Credit Facility and $102,914 was available for borrowing under the Unsecured Credit Facility, net of $22,086 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     We made interest payments of $4,023 and $4,439 for the nine months ended September 30, 2006 and 2005, respectively. Interest costs incurred of $5,891 and $6,160 were capitalized for the nine months ended September 30, 2006 and 2005, respectively.
Warranty Costs
     Warranty reserves for houses are established to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We may have recourse against subcontractors for claims relating to workmanship and materials. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.
     During the nine and three months ended September 30, 2006 and 2005 changes in the warranty accrual consisted of the following (unaudited):

	Nine Months		Three Months
	2006	2005	2006	2005
Accrued warranty reserve, beginning of period	$1,616	$1,370	$1,874	$1,210
Estimated warranty expense	2,882	2,112	1,052	967
Amounts charged against warranty reserve	(2,512)	(2,242)	(940)	(937)

Accrued warranty reserve, end of period	$1,986	$1,240	$1,986	$1,240

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Earnings Per Share — continued
     We present earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. The effects of the 4.50% Notes were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2005 because they were antidilutive.
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 14,273 and 0 shares of Avatar common stock for the nine and three months ended September 30, 2006, respectively, due to the exercise of stock options, restricted stock units and stock units. Avatar did not issue any shares of common stock during the nine and three months ended September 30, 2005.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the nine and three months ended September 30, 2006 and 2005 (unaudited):

	Nine Months		Three Months
	2006	2005	2006	2005
Numerator:
Basic earnings per share — income from continuing operations	$74,672	$26,120	$22,853	$1,871
Interest on 4.50% Notes, net of tax	2,449	2,467	816	—

Diluted earnings per share — income from continuing operations	$77,121	$28,587	$23,669	$1,871

Basic earnings per share — net income	$74,672	$25,318	$22,853	$1,759
Interest on 4.50% Notes, net of tax	2,449	2,467	816	—

Diluted earnings per share — net income	$77,121	$27,785	$23,669	$1,759

Denominator:
Basic weighted average shares outstanding	8,191,684	8,056,829	8,196,861	8,054,272
Effect of restricted stock units	172,084	190,731	209,223	208,543
Effect of employee stock options	37,642	43,125	37,277	45,829
Effect of 4.50% Notes	2,280,068	2,280,068	2,280,068	—

Diluted weighted average shares outstanding	10,681,478	10,570,753	10,723,429	8,308,644

Repurchase and Exchange of Common Stock
     During the nine and three months ended September 30, 2006, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2006, the remaining authorization is $15,829.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Comprehensive Income
     Net income and comprehensive income are the same for the nine and three months ended September 30, 2006 and 2005.
Stock-Based Compensation
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended (the “Incentive Plan”) provides that stock options, including incentive stock options and non-qualified stock options; stock appreciation rights; stock awards; performance-conditioned stock awards (“restricted stock units”) and stock units may be granted to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
     As of September 30, 2006, an aggregate of 1,105,829 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 783,792 options and stock units granted. There were 322,037 shares available for grant at September 30, 2006.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable to be achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the nine and three months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for periods prior to adoption have not been restated.
     As a result of the adoption of SFAS No. 123(R), the charge to income from continuing operations before income taxes and net income for the nine months ended September 30, 2006 was $236 and $147 respectively, and $79 and $49, respectively, for the three months ended September 30, 2006. The impact of adopting SFAS 123(R) on both basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.02 and $0.01, respectively.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Stock-Based Compensation — continued
     SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure", requires disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the nine and three months ended September 30, 2005 had compensation expense for stock-based compensation awarded under our stock-based incentive compensation plan been based on fair value at the grant date. For purposes of this pro forma disclosure, the value of the stock options granted is estimated using the Black-Scholes option-pricing model and the Monte-Carlo option valuation model (like a lattice model) for restricted stock units granted.

	2005 (Unaudited)
	Nine	Three
	Months	Months

Net income — as reported	$25,318	$1,759

Add: Stock-based compensation expense included in reported net income, net of related tax expense	1,409	500

Deduct: stock-based compensation expense determined using the fair value method, net of related tax expense	(1,545)	(546)

Net income — pro forma	$25,182	$1,713

Earnings Per Share:
Basic
As reported	$3.14	$0.22

Pro forma	$3.13	$0.21

Diluted
As reported	$2.63	$0.21

Pro forma	$2.62	$0.21

     Compensation expense related to the stock option and restricted stock unit awards during the nine months ended September 30, 2006 was $2,342, of which $215 related to stock options and $2,127 related to restricted stock units. Compensation expense related to the stock option and restricted stock awards during the three months ended September 30, 2006 was $777, of which $72 related to stock options and $705 related to restricted stock units. During the nine and three months ended September 30, 2005, compensation expense related to our restricted stock unit awards was $2,272 and $807, respectively. The income tax benefit recognized in the consolidated statements of income during the nine and three months ended September 30, 2006 for the restricted stock unit awards was $404 and $265, respectively. The income tax benefit recognized in the consolidated statements of income during the nine and three months ended September 30, 2005 for the restricted stock unit awards was $439 and $108, respectively.
     Cash received from stock options exercised during the nine months ended September 30, 2006 and 2005 was $250 and $0, respectively. The tax benefit related to the exercise of stock options and restricted stock units during the nine and three months ended September 30, 2006 was $140 and $0, respectively.
     The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. No stock options were granted during the nine months ended September 30, 2006 and 2005. A summary of

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Stock-Based Compensation — continued
the status of the stock options outstanding as of September 30, 2006 as well as the activity during the nine months then ended is presented below (unaudited):

	2006
		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding at beginning of year	250,102	$25.00
Exercised	(10,000)	25.00

Outstanding at end of period	240,102	$25.00

Exercisable at end of period	120,102	$25.00

     The weighted average remaining contractual life of stock options outstanding as of September 30, 2006 was 4.4 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $306.
     Under SFAS No. 123(R), the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). Under SFAS No. 123(R), the fair value of restricted stock awards which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. A summary of the status of the restricted stock units outstanding as of September 30, 2006 as well as the activity during the nine months then ended is presented below (unaudited):

	2006
		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value

Outstanding at beginning of year	543,854	$25.10
Granted	3,200	57.54
Forfeited	(2,800)	51.95

Outstanding at end of period	544,254	$25.15

     As of September 30, 2006, there was $8,606 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $8,247 relates to restricted stock units and $359 relates to stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. The cash award entitles the executives to a cash payment with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of Avatar’s gross profit (as defined) over minimum levels established. The stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Pursuant to these compensation agreements compensation expense of $5,405 and $0 was recognized for

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Stock-Based Compensation — continued
the nine months ended September 30, 2006 and 2005, respectively, and $1,729 and $0 was recognized for the three months ended September 30, 2006 and 2005, respectively. The income tax benefit recognized in the consolidated statements of income during the nine and three months ended September 30, 2006 for these stock awards was $2,054 and $657, respectively.
Income Taxes
     The components of income tax expense from continuing operations for the nine and three months ended September 30, 2006 and 2005 are as follows (unaudited):

	Nine Months		Three Months
	2006	2005	2006	2005
Current
Federal	$39,351	$12,193	$11,964	$2,662
State	6,659	2,064	2,024	451

Total current	46,010	14,257	13,988	3,113

Deferred
Federal	(3,132)	871	651	1,654
State	(530)	147	110	279

Total deferred	(3,662)	1,018	761	1,933

Total income tax expense	$42,348	$15,275	$14,749	$5,046

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities are as follows:

	September 30,
	2006	December 31,
	(unaudited)	2005
Deferred income tax assets
Tax over book basis of land inventory	$11,523	$13,142
Unrecoverable land development costs	2,601	2,427
Tax over book basis of depreciable assets	176	(80)
Executive incentive compensation	4,517	3,369
Other	1,686	3,263

Total deferred income tax assets	20,503	22,121

Valuation allowance for deferred income tax assets	(11,967)	(14,053)

Deferred income tax after valuation allowance	8,536	8,068

Deferred income tax liabilities
Book over tax income recognized on Ocean Palms Joint Venture	—	(4,245)

Net deferred income tax assets	$8,536	$3,823

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes — continued
     We have recorded a valuation allowance of $11,967 with respect to deferred income tax assets as of September 30, 2006. Included in the valuation allowance for deferred income tax assets is approximately $524 which, if utilized, will be credited to additional paid-in capital. This valuation allowance was generated in years prior to reorganization on October 1, 1980. For the nine months ended September 30, 2006, we decreased the valuation allowance by $2,086 which is primarily attributable to the tax over book basis of land inventory.
     A reconciliation of income tax expense from continuing operations to the expected income tax expense at the federal statutory rate of 35% for the nine and three months ended September 30, 2006 and 2005 is as follows (unaudited):

	Nine Months		Three Months
	2006	2005	2006	2005
Income tax expense computed at statutory rate	$40,957	$14,488	$13,161	$2,421
State income tax, net of federal benefit	3,456	1,464	1,128	225
Other, net	21	323	576	400
Change in valuation allowance on deferred tax assets	(2,086)	(1,000)	(116)	2,000

Income tax expense	$42,348	$15,275	$14,749	$5,046

     We made income tax payments of approximately $59,350 and $12,000 for the nine months ended September 30, 2006 and 2005, respectively.
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
Investments in Consolidated Joint Venture
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential highrise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby we had a 50% equity interest in the Regalia Joint Venture. We evaluated the impact of FIN 46(R) as it relates to our equity interest in the Regalia Joint Venture and determined that we were the primary beneficiary since we were the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, under the provisions of FIN 46(R), we commenced consolidating the Regalia Joint Venture into our financial statements during the first quarter of 2004. On June 30, 2005, we assigned our 50% equity interest in the Regalia Joint Venture to our 50% equity partner for which we received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, we could advance up to an additional $750. The interest rate on this promissory note was 8% per annum. Unpaid principal and interest of $13,185 under this promissory note was due and collected on June 30, 2006 resulting in the recognition of a sale and pre-tax gain of $4,327. The consolidated assets and liabilities of the Regalia Joint Venture were reflected in the accompanying consolidated balance sheets as of December 31, 2005 as

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in Consolidated and Unconsolidated Joint Ventures — continued
“Assets of business transferred under contractual arrangements” and “Liabilities of business transferred under contractual arrangement” because until June 30, 2006 the risks of ownership had not been transferred to allow us to recognize this transaction as a sale.
Investments in Unconsolidated Joint Ventures
     As of September 30, 2006, we had equity interests in two joint ventures (excluding Ocean Palms Joint Venture described below) formed for the acquisition and/or development of land in which we do not have a controlling interest. These entities typically meet the criteria of VIEs under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to these joint ventures and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, these joint ventures are recorded using the equity method of accounting. Our maximum exposure related to our investment in these entities as of September 30, 2006 is the amount invested of $9,140. These entities have assets and liabilities totaling approximately $18,272 and $50, respectively, as of September 30, 2006.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Construction by the Ocean Palms Joint Venture of its highrise condominium in Hollywood, Florida was completed as of June 30, 2006. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. As of September 30, 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $49,288 during the nine months ended September 30, 2006 representing $29,315 from cumulative earnings generated by closings of condominium units at Ocean Palms and $19,973 from our investment in the Ocean Palms Joint Venture. We recognized cumulative earnings of $33,844 from inception through September 30, 2006 from our investment in the Ocean Palms Joint Venture.
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $292 and $0 for the nine and three months ended September 30, 2006, respectively, and $529 and $196 for the nine and three months ended September 30, 2005, respectively. Advances under the promissory note were subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. During April 2006 the advances under this promissory note and accrued interest totaling $5,455 were repaid by the Ocean Palms Joint Venture member.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in Consolidated and Unconsolidated Joint Ventures — continued
     The following is the Ocean Palms Joint Venture’s condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005:

	September 30,
	2006	December 31,
	(unaudited)	2005
Assets:
Cash and cash equivalents	$776	$1,073
Restricted cash	—	28,885
Customer receivables	—	146,114
Other assets	68	915

Total assets	$844	$176,987

Liabilities and Members’ Capital:
Accounts payable and accrued liabilities	$790	$16,824
Notes payable	—	77,445
Equity of:
Avatar	27	47,363
Joint venture partner	27	35,355

Total liabilities and members’ capital	$844	$176,987

     The following is the Ocean Palms Joint Venture’s condensed consolidated statements of income for the nine and three months ended September 30, 2006 and 2005 (unaudited):

	Nine Months		Three Months
	2006	2005	2006	2005
Revenues:
Sales of condominiums	$7,018	$95,511	$401	$15,230
Interest and other income	234	2,274	130	699

Total revenues	7,252	97,785	531	15,929

Operating expenses:
Cost of sales	3,821	62,864	133	8,798
Operating costs and expenses	72	207	31	35

Total operating expenses	3,893	63,071	164	8,833

Net income	$3,359	$34,714	$367	$7,096

     Our share of the net income from the Ocean Palms Joint Venture was $1,952 and $15,916 for the nine months ended September 30, 2006 and 2005, respectively, and $182 and $3,559 for the three months ended September 30, 2006 and 2005, respectively. Our investment in the Ocean Palms Joint Venture is $27 and $47,363 as of September 30, 2006 and December 31, 2005, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS No. 157 and assessing the impact it may have on our financial position and results of operations.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is January 1, 2007 for us. We are currently evaluating the provisions of FIN 48 and assessing the impact it may have on our financial position and results of operations.
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
Discontinued Operations
     During the second quarter of 2005, we entered into a non-binding letter of intent for the sale of the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, which closed during the fourth quarter of 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", a disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Therefore, we recorded an estimated loss on the disposal of Rio Rico Utilities of $2,212 and $529 for the nine and three months ended September 30, 2005, respectively. The operating results for the nine and three months ended September 30, 2005 have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for the nine and three months ended September 30, 2005 were $2,136 and $736, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Financial Information Relating To Industry Segments
     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2006 and 2005 (unaudited):

	Nine Months		Three Months
	2006	2005	2006	2005
Revenues:
Segment revenues
Primary residential	$274,081	$183,688	$92,710	$64,649
Active adult community	156,601	107,371	57,504	39,827
Commercial and industrial and other land sales	44,810	8,404	5,863	386
Other operations	5,447	4,474	1,412	1,673

	480,939	303,937	157,489	106,535

Unallocated revenues
Interest income	2,131	1,026	614	344
Other	1,145	1,471	209	913

Total revenues	$484,215	$306,434	$158,312	$107,792

Operating income:
Segment operating income
Primary residential	$70,141	$36,183	$25,757	$11,152
Active adult community	34,179	9,853	13,910	3,792
Commercial and industrial and other land sales	33,676	7,198	5,487	289
Other operations	2,224	1,427	460	589

	140,220	54,661	45,614	15,822

Unallocated income (expenses)
Equity earnings from unconsolidated joint ventures	1,885	15,858	165	3,534
Interest income	2,131	1,026	614	344
General and administrative expenses	(20,881)	(17,558)	(7,110)	(5,314)
Interest expense	—	(461)	—	—
Other	(6,335)	(12,131)	(1,681)	(7,469)

Income from continuing operations before income taxes	$117,020	$41,395	$37,602	$6,917

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Subsequent Event
     On October 20, 2006, our wholly-owned subsidiary, Avatar Properties Inc. (“Properties”), entered into an Option Agreement with The Nature Conservancy, a nonprofit District of Columbia corporation (the “Conservancy”), whereby an option was granted in favor of the Conservancy to purchase Properties’ approximate 4,471-acre property known as Ocala Springs in Marion County, Florida (the “Option Agreement”). The option to purchase the Property (as defined in the Option Agreement) may be exercised at any time on or prior to December 6, 2006. If the option is exercised by the Conservancy, at closing the Conservancy would convey a portion of the Property, as determined by the Conservancy and the Florida Department of Environmental Protection, Division of Land Sales, to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida (the “Trustees”), contingent upon payment at closing by the Trustees of $43,245 of the closing price. The transaction is also contingent upon payment at closing by Marion County of $2,000 of the purchase price and its payment to the Conservancy of $500 for closing costs. The potential purchase requires approval by the Trustees. The potential purchase would allow the Property to be placed in conservation and preservation use in the future.
     The aggregate purchase price for the Property is approximately $76,245, subject to adjustment, contingent upon confirmation of acreage after completion of a boundary survey, with any reduction in the final surveyed area from the estimated 4,471 acres resulting in a possible reduction of the purchase price. Closing is contemplated to occur on or before December 22, 2006 unless title defects exist, survey problems arise, an environmental site assessment contains environmental considerations, or any other documents are required of Properties, in which event closing may be scheduled after December 22, 2006. In addition, Properties has the option, in its sole discretion, to reschedule the closing for January 4, 2007. Notwithstanding the foregoing, there can be no assurance that the transaction will occur or, if undertaken, what the final terms or timing of such transaction may be.
     In general, under the Option Agreement, Properties is required to indemnify the Conservancy for liabilities and remedial measures relating to non-compliant environmental conditions at the Property. However, Properties’ indemnification liability may not exceed two percent of the aggregate purchase price.

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
     The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2006 and 2005:

	Nine Months		Three Months
	2006	2005	2006	2005
Operating income:
Primary residential
Revenues	$274,081	$183,688	$92,710	$64,649
Expenses	203,940	147,505	66,953	53,497

Segment operating income	70,141	36,183	25,757	11,152

Active adult community
Revenues	156,601	107,371	57,504	39,827
Expenses	122,422	97,518	43,594	36,035

Segment operating income	34,179	9,853	13,910	3,792

Commercial and industrial and other land sales
Revenues	44,810	8,404	5,863	386
Expenses	11,134	1,206	376	97

Segment operating income	33,676	7,198	5,487	289

Other operations
Revenues	5,447	4,474	1,412	1,673
Expenses	3,223	3,047	952	1,084

Segment operating income	2,224	1,427	460	589

Operating income	140,220	54,661	45,614	15,822

Unallocated income (expenses):
Equity earnings from unconsolidated joint ventures	1,885	15,858	165	3,534
Interest income	2,131	1,026	614	344
General and administrative expenses	(20,881)	(17,558)	(7,110)	(5,314)
Interest expense	—	(461)	—	—
Other real estate expenses	(6,335)	(12,131)	(1,681)	(7,469)

Income from continuing operations	117,020	41,395	37,602	6,917
Income tax expense	(42,348)	(15,275)	(14,749)	(5,046)
Loss from discontinued operations	—	(802)	—	(112)

Net income	$74,672	$25,318	$22,853	$1,759

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Data from single-family primary residential and active adult homebuilding operations for the nine and three months ended September 30, 2006 and 2005 is summarized as follows:

	Nine Months		Three Months
	2006	2005	2006	2005
Units closed
Number of units	1,449	1,247	477	484
Aggregate dollar volume	$418,511	$281,598	$145,779	$101,713
Average price per unit	$289	$226	$306	$210

Contracts signed, net of cancellations
Number of units	737	1,408	67	291
Aggregate dollar volume	$260,720	$420,144	$21,123	$95,194
Average price per unit	$354	$298	$315	$327

Backlog at September 30
Number of units	1,353	2,349
Aggregate dollar volume	$476,689	$663,324
Average price per unit	$352	$282
     The number of houses sold during the nine and three months ended September 30, 2006 compared to the same periods in 2005 declined by 47.7% and 77.0%, respectively, while the dollar volume of housing contracts signed declined by 37.9% and 77.8%, respectively. The decline in sales volume for the nine and three months ended September 30, 2006 continues to reflect the accelerating softening of the market for new single-family and multi-family residences in the geographic areas where our developments are located. We continue to experience a further increase in the rate of cancellations of home sales contracts. Most of our communities are located in Florida and Arizona, where there is for sale an excess of investor and speculator-owned units and an increasing use of various sales incentives by residential builders in our markets, including Avatar.
     We achieved a substantial increase in home closings during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The number of houses closed increased by 16.2% and the dollar volume by 48.6%. We anticipate that we will close in excess of 80% of the homes in backlog as of September 30, 2006 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.
     In addition to development of single-family residential communities, we are an equity partner in the Ocean Palms Joint Venture for development and construction of a 240-unit highrise condominium. Since the commencement of sales in 2003 through September 30, 2006, all 240 units were sold at an aggregate sales volume of $203,717. Closings commenced in February 2006 and were completed during the second quarter of 2006.
     For the nine months ended September 30, 2006, we had net income of $74,672 or $7.22 per diluted share ($9.12 per basic share), an increase of 195% over net income of $25,318 or $2.63 per diluted share ($3.14 per basic share) for the nine months ended September 30, 2005. For the three months ended September 30, 2006, we had net income of $22,853 or $2.21 per diluted share ($2.79 per basic share), compared to net income of $1,759 or $0.21 per diluted share ($0.22 per basic share) for the same period in 2005. The increase in net income for the nine and three month periods was primarily due to increased profitability of primary residential operations, active adult operating results and commercial and industrial land sales. Also contributing to the increases in net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
income is decreases in other real estate expenses as well as an estimated loss on disposal of Rio Rico Utilities of $2,212 and $529 for the nine and three months ended September 30, 2005, respectively. The increase in net income for the nine and three months ended September 30, 2006 was partially mitigated by a decrease in earnings recognized from an unconsolidated joint venture and increases in general and administrative expenses.
     Revenues from primary residential operations increased $90,393 or 49.2% and $28,061 or 43.4%, respectively, for the nine and three months ended September 30, 2006 compared to the same periods in 2005. Expenses from primary residential operations increased $56,435 or 38.3% and $13,456 or 25.2%, respectively, for the nine and three months ended September 30, 2006 compared to the same periods in 2005. The increase in revenues for the nine months ended September 30, 2006 compared to the same period in 2005 is attributable to increased closings at Poinciana, Bellalago, Cory Lake Isles, Rio Rico as well as the commencement of closings at Sterling Hill and Woodslanding and higher average price per unit closed in all primary residential communities. The increase in revenues for the three months ended September 30, 2006 compared to the same period in 2005 is attributable to increased closings at Bellalago, Cory Lake Isles, Rio Rico as well as the commencement of closings at Sterling Hill and Woodslanding and higher average price per unit closed in all primary residential communities. The increase in expenses for the nine months ended September 30, 2006 is attributable to higher volume of closings and the associated costs related to price increases for materials and services. The increase in expenses for the three months ended September 30, 2006 is attributable the increase in associated costs related to price increases for materials and services.
     Revenues from active adult operations increased $49,230 or 45.9% and $17,677 or 44.4%, respectively, for the nine and three months ended September 30, 2006 compared to the same periods in 2005. Expenses from active adult operations increased $24,904 or 25.5% and $7,559 or 21.0%, respectively, for the nine and three months ended September 30, 2006 compared to the same periods in 2005. The increase in revenues is attributable to increased closings and higher average price per unit closed. The increase in expenses is attributable to higher volume of closings and the associated costs related to price increases for materials and services.
     Revenues from commercial and industrial and other land sales increased $36,406 and $5,477, respectively, for the nine and three months ended September 30, 2006 compared to the same periods in 2005. Expenses from commercial and industrial and other land sales increased $9,928 and $279, respectively, for the nine and three months ended September 30, 2006 compared to the same periods in 2005. For the nine months ended September 30, 2006, pre-tax profits on sales of commercial and industrial land were $28,443 on aggregate sales of $30,657. During the three months ended September 30, 2006, we realized pre-tax profits of $5,169 on revenues of $5,524 from sales of commercial and industrial land. For the nine months ended September 30, 2006, pre-tax profits on sales of other land were $906 on aggregate sales of $968. During the three months ended September 30, 2006, pre-tax profits on sales of other land were $318 on aggregate sales of $339.
     We also realized, during the nine months ended September 30, 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005.
     During the nine months ended September 30, 2005, pre-tax profits on sales of commercial and industrial land were $5,384 on aggregate sales of $5,932. Pre-tax profits on sales of other land were $1,814 on aggregate sales of $2,472. During the three months ended September 30, 2005, pre-tax profits on other land were $289 on aggregate sales of $386. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Equity earnings from unconsolidated joint ventures represent our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. We recognized $1,952 and $182 of earnings for the nine and three months ended September 30, 2006 and 2005, respectively, compared to $15,916 and $3,559 of earnings for the nine and three months ended September 30, 2005, respectively, from our investment in the Ocean Palms Joint Venture. Earnings from the Ocean Palms Joint Venture are recognized on the percentage of completion method of accounting, and as of September 30, 2006 substantially all earnings have been recognized. Construction of the highrise condominium building was completed as of June 30, 2006. Closings of units commenced in February 2006 and were completed during the second quarter of 2006.
     General and administrative expenses increased $3,323 or 18.9% and $1,796 or 33.8% for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase was primarily due to increases in executive incentive compensation and compensation expense.
     Interest expense decreased $461 or 100% for the nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The decrease is primarily attributable to the increase in the amount of interest expense capitalized due to increases in development and construction activities in our various projects.
     Other real estate expenses, which represents real estate taxes and property maintenance not allocable to specific operations, decreased by $5,796 or 47.8% and $5,788 or 77.5% for the nine and three months ended September 30, 2006, respectively, compared to the same periods in 2005. During the first quarter of 2005, we began evaluating the required utilities improvements of in excess of 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of retail homesite sales programs in 1996 and obtained third-party engineer evaluations which concluded during the third quarter of 2005. Based on these evaluations we recorded charges of approximately $7,575 and $5,915 for the nine and three months ended September 30, 2005, respectively. During 2006, we continued to obtain third-party engineer evaluations and recorded charges of approximately $1,098 and $276 for the nine and three months ended September 30, 2006, respectively.
     During the second quarter of 2005, we entered into a non-binding letter of intent for the sale of the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, which closed during the fourth quarter of 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", a disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Therefore, we recorded an estimated loss on the disposal of Rio Rico Utilities of $2,212 and $529 for the nine and three months ended September 30, 2005, respectively. The operating results for the nine and three months ended September 30, 2005 have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for the nine and three months ended September 30, 2005 were $2,136 and $736, respectively.
     Income tax expense was provided for at an effective tax rate of 36.2% and 39.2% for the nine and three months ended September 30, 2006, respectively, compared to 36.9% and 73.9% for the nine and three months ended September 30, 2005, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2006 and 2005 as compared to the federal and state statutory rate of 38% is due to a reduction to the valuation allowance for deferred tax assets of $2,086 and $1,000, respectively. The increase in the effective tax rate for the three months ended September 30, 2005 as compared to the federal and state statutory rate of 38% is primarily attributable to the difference in the book versus tax treatment of the increase to the estimated development liability at Poinciana and Rio Rico during the three months ended September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     During the third quarter of 2006, we continued our strategy of focusing on closings of our existing backlog. During the quarter, the market for single-family homes in the geographic areas in which our developments are located continued to deteriorate and there continues to be a substantial inventory of investor and speculator owned homes for sale. The number of unsold units in our inventory, including homes under construction, increased from 23 as of December 31, 2005 to 125 as of September 30, 2006, substantially resulting from cancellations by purchasers subsequent to commencement of construction. A significant number of other builders have increased incentives and discounts by amounts greater than we offer to buyers of competitive product. Potential purchasers continue to defer home purchase decisions either because they cannot sell their existing homes or they believe they will be able to purchase at lower prices as the market continues to deteriorate. We do not foresee an easing of these conditions in the near future.
     In October 2006, we introduced new home designs at Solivita, our active adult community, to address changing market conditions. We have realized an increase in the rate of sales during the month of October. We anticipate introducing new home designs in several of our other communities in the fourth quarter of 2006 and the first quarter of 2007. In October, we commenced sales of our new community, TerraLargo, in Lakeland, Florida, a 600-unit master planned community of 640 acres, including a 390-acre preservation area, our first new community in over a year. We anticipate that these new initiatives will be reflected in our sales volume within the next several quarters.
     We have postponed our sales and marketing efforts, as well as commencement of land development, for our planned marina development of Frenchman’s Yacht Club, until such time as we believe market conditions warrant.
     Our focus remains on managing the company and its assets for the long-term benefit of our shareholders, including the identification and monetization of commercial and industrial land from our holdings. We continue to utilize our strong balance sheet and large portfolio of developable land for these purposes. We do not anticipate a meaningful improvement in our markets in the near term. It is not our intention to implement programs which may offer some short-term earnings advantage, but which could compromise our long-term objectives.
POTENTIAL SALE OF OCALA SPRINGS PROPERTY
     On October 20, 2006, our wholly-owned subsidiary, Avatar Properties Inc. (“Properties”), entered into an Option Agreement with The Nature Conservancy, a nonprofit District of Columbia corporation (the “Conservancy”), whereby an option was granted in favor of the Conservancy to purchase Properties’ approximate 4,471-acre property known as Ocala Springs in Marion County, Florida (the “Option Agreement”). The option to purchase the Property (as defined in the Option Agreement) may be exercised at any time on or prior to December 6, 2006. If the option is exercised by the Conservancy, at closing the Conservancy would convey a portion of the Property, as determined by the Conservancy and the Florida Department of Environmental Protection, Division of Land Sales, to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida (the “Trustees”), contingent upon payment at closing by the Trustees of $43,245 of the closing price. The transaction is also contingent upon payment at closing by Marion County of $2,000 of the purchase price and its payment to the Conservancy of $500 for closing costs. The potential purchase requires approval by the Trustees. The potential purchase would allow the Property to be placed in conservation and preservation use in the future.
     The aggregate purchase price for the Property is approximately $76,245, subject to adjustment, contingent upon confirmation of acreage after completion of a boundary survey, with any reduction in the final surveyed area from the estimated 4,471 acres resulting in a possible reduction of the purchase price. Closing is contemplated to occur on or before December 22, 2006 unless title defects exist, survey problems arise, an environmental site

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
POTENTIAL SALE OF OCALA SPRINGS PROPERTY — continued
assessment contains environmental considerations, or any other documents are required of Properties, in which event closing may be scheduled after December 22, 2006. In addition, Properties has the option, in its sole discretion, to reschedule the closing for January 4, 2007. Notwithstanding the foregoing, there can be no assurance that the transaction will occur or, if undertaken, what the final terms or timing of such transaction may be.
     In general, under the Option Agreement, Properties is required to indemnify the Conservancy for liabilities and remedial measures relating to non-compliant environmental conditions at the Property. However, Properties’ indemnification liability may not exceed two percent of the aggregate purchase price.
LIQUIDITY AND CAPITAL RESOURCES
     Our real estate business strategy is designed to capitalize on our competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities and primary residential communities, and utilizing commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements and the carrying cost of land.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.
     On September 20, 2005, Avatar entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc., Wachovia Bank, National Association, and certain other financial institutions. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of September 30, 2006 was 7.07%.
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
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that (i) we will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) we shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) we will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of September 30, 2006.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or our consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     The Unsecured Credit Facility provides that once each fiscal year, we may request a twelve-month extension of the maturity date. During August 2006, the Unsecured Credit Facility was amended to extend the maturity date of the Unsecured Credit Facility from September 20, 2009 to September 20, 2010. As of September 30, 2006, we had borrowings totaling $0 under the Unsecured Credit Facility and $102,914 was available for borrowing under the Unsecured Credit Facility, net of $22,086 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The satisfaction of these conditions has not been met as of September 30, 2006.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     During the nine months ended September 30, 2006, we closed for a cash purchase price of approximately $18,300 on the remaining phases of land in Poinciana which was classified as land inventory not owned and obligations related to land inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005.
     During the nine months ended September 30, 2006, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2006, the remaining authorization is $15,829.
     Construction by the Ocean Palms Joint Venture of its highrise condominium in Hollywood, Florida was completed during the second quarter of 2006. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. As of September 30, 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $49,288 during the nine months ended September 30, 2006 representing $29,315 from cumulative earnings generated by closings of condominium units at Ocean Palms and $19,973 from our investment in the Ocean Palms Joint Venture.
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $292 and $0 for the nine and three months ended September 30, 2006, respectively, and $529 and $196 for the nine and three months ended September 30, 2005, respectively. Advances under the promissory note were subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. During April 2006 the advances under this promissory note and accrued interest totaling $5,455 were repaid by the Ocean Palms Joint Venture member.
     For the nine months ended September 30, 2006, net cash used in operating activities amounted to $20,112, primarily as a result of an increase in expenditures on land and other inventories of $119,166, a reduction in customer deposits of $11,650 and decreases in accounts payable and accrued liabilities of $7,987. Contributing to the increase in inventories for the nine months ended September 30, 2006 were land acquisitions of approximately $18,300 and expenditures on construction and land development of $100,836. These expenditures were partially offset by net income of $74,672, distributions of earnings from an unconsolidated joint venture of $29,315, and proceeds from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture. Net cash provided by investing activities amounted to $16,689 primarily as a result of distributions of capital from an unconsolidated joint venture of $19,973 and return of advances of $4,910 from a promissory note to our Ocean Palms Joint Venture member offset by expenditures of $7,404 for investments in property, plant and equipment, as well as expenditures of $790 for investments in unconsolidated joint ventures. Net cash used in financing activities of $5,725 resulted from repayment of $16,115 in real estate debt, partially offset by borrowings of $10,000 from a revolving line of credit and proceeds of $250 from the exercise of stock options.
     For the nine months ended September 30, 2005, net cash used in operating activities amounted to $67,008, primarily as a result of increases in land and other inventories of $94,873 partially offset by an increase in customer deposits of $28,860. Contributing to the increase in inventories for the nine months ended September 30, 2005 were land acquisitions of $33,100 and expenditures on construction and land development of approximately $61,773. Net cash used in investing activities amounted to $3,174, as a result of expenditures of $1,145 for investments in property, plant and equipment, expenditures of $1,019 for investment in an unconsolidated joint venture and advances under promissory note of $1,010. Net cash provided by financing activities of $59,102 resulted in borrowings of $65,523 from a revolving line of credit partially offset by repayment of real estate debt of $5,993.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Cash flow generated through our homebuilding operations has been adversely affected by the increase in the rate of cancellations of existing home sales contracts. However, we anticipate that cash flow generated through profitable operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, as well as to commence development of new projects on properties currently owned and/or to be acquired.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable to be achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the nine and three months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for prior periods have not been restated.
     As of September 30, 2006, there was $8,606 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $8,247 relates to restricted stock units and $359 relates to stock options. That expense is expected to be recognized over a weighted-average period of 2.3 years.
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
     There has been no other significant change to our critical accounting policies and estimates during the nine months ended September 30, 2006 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Avatar’s 2005 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS No. 157 and assessing the impact it may have on our financial position and results of operations.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There has been no material changes in Avatar’s market risk during the nine months ended September 30, 2006. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in Avatar’s 2005 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except per share data)
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended September 30, 2006:

			Total Number of
			Shares Purchased as	Maximum Amount That
			Part of a Publicly	May Yet Be
	Total Number	Average Price Paid	Announced Plan or	Purchased Under the
Period	of Shares Purchased	Per Share	Program (1)	Plan or Program (1)
July 1, 2006 to July 30, 2006	—	$—	—	$15,829
August 1, 2006 to August 31, 2006	—	—	—	$15,829
September 1, 2006 to September 30, 2006	—	—	—	$15,829

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. As of September 30, 2006, the remaining authorization for purchase of shares of Avatar’s common stock was $15,829. During the three months ended September 30, 2006, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.

Item 6.	Exhibits

10.1	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: November 8, 2006	By:	/s/ Charles L. McNairy
Charles L. McNairy
Executive Vice President, Treasurer and Chief Financial Officer

Date: November 8, 2006	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index
10.1	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).