Form 10-K
period 2006-12-31
AVATAR HOLDINGS INC
filed 2007-03-16
CIK 39677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-7616
AVATAR HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Alhambra Circle, Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code (305) 442-7000
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 Par Value	NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $335,245,776 as of June 30, 2006.
     As of March 13, 2007, there were 8,204,751 shares of common stock, $1.00 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

AVATAR HOLDINGS INC.
2006 FORM 10-K ANNUAL REPORT

Page
FORWARD-LOOKING STATEMENTS	3

PART I	3
Item 1. Business	3
Item 1A. Risk Factors	7
Item 1B. Unresolved Staff Comments	11
Item 2. Properties	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Executive Officers of Registrant	13

PART II	14
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6. Selected Financial Data	15
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)	16
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	41
Item 8. Financial Statements and Supplementary Data	42
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	78
Item 9A. Controls and Procedures	78
Item 9B. Other Information	78

PART III	79
Item 10. Directors and Executive Officers of the Registrant	79
Item 11. Executive Compensation	79
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
Item 13. Certain Relationships and Related Transactions	79
Item 14. Principal Accounting Fees and Services	79

PART IV	80
Item 15. Exhibits and Financial Statement Schedules	80

Exhibit Index	105
EX-4.(F) FIRST AMENDMENT TO CREDIT AGREEMENT
EX-4.(G) SECOND AMENDMENT TO CREDIT AGREEMENT
EX-4.(H) CONSENT AND WAIVER DATED AS OF DECEMBER 4, 2006
EX-10.(AB) Getman Employment Agreement
EX-10.(AG) 1st Amend. Getman Employment Agreement
EX-10.(BX) Fletcher Employment Agreement
EX-10.(BY) RESTRICTED STOCK UNIT AGREEMENT
EX-10.(BZ) Fletcher Employment Letter Agreement
EX-10.(CA) POINCIANA PARKWAY REGULATORY AGREEMENT
EX-10.(CB) POINCIANA PARKWAY REGULATORY AGREEMENT
EX-10.(CC) AMENDED & RESTATED EMPLOYMENT AGREEMENT
EX-10.(CD) STOCK AWARD AGREEMENT
EX-11 COMPUTATION OF EARNINGS PER SHARE
EX-12 COMPUTATIONS OF RATIO OF EARNINGS
EX-21 SUBSIDIARIES OF REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG
EX-23.2 CONSENT OF ERNST & YOUNG
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

FORWARD-LOOKING STATEMENTS
     Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult (55 years and older) and primary housing; the level of immigration and in-migration into the areas in which we conduct real estate activities; the level of competition in geographic areas in which we do business; the number of investor and speculator resale homes for sale in our communities and in the geographic areas in which we develop and sell homes; international (in particular Latin America), national and local economic conditions and events, including employment levels, income levels, interest rates, mortgage rates, consumer confidence, the availability and terms of residential mortgage financing and subprime mortgage financing and demand for new and existing housing; Avatar’s access to financing; geopolitical risks; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Item 1A (Risk Factors) and at the end of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K.
     Dollar amounts specified herein are in thousands, except for per share amounts or as otherwise indicated.
PART I
Item 1 . Business
General
     Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities include the development of active adult and primary residential communities. We also engage in a variety of other real estate related activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency.

Item 1. Business — continued
Business Strategy
     Our primary business strategy continues to be the development of lifestyle communities, including active adult (55 years and older) and primary residential communities, as well as development and construction of housing on scattered lots. From time to time we dispose of non-core assets.
     We are actively pursuing other business opportunities. Future opportunities may be in those real estate businesses in which we are presently engaged or may extend to other real estate activities or unrelated businesses.
Real Estate Operations
     We are primarily engaged in real estate operations as summarized below. For further information please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Active Adult Community Development
     Within the Central Florida master-planned community of Poinciana we are developing the highly-amenitized active adult communities of Solivita and Solivita West. Solivita incorporates the natural topography of the land, including more than 1,200 acres of wetlands and an oak hammock. The community currently includes approximately 100,000 square feet of recreation and service facilities, as well as two 18-hole golf courses and an active park housing a variety of sporting and games facilities.
     During 2006, we commenced development of an additional amenity complex on approximately five acres within Solivita West. This complex will contain an approximately 19,000 square foot building with various recreation and service facilities.
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
     In addition to ongoing development at our various communities within Florida, during 2006, we commenced sales at Terralargo, our single-family community in Lakeland, Florida; and closings of single-family homes in Woodslanding, our Palm Beach County, Florida community; and closings within Sterling Hill in Hernando County, Florida.
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations”.

Item 1. Business — continued
Highrise Joint Venture
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Since the commencement of sales in 2003 through December 31, 2006, all units have been sold and closed at an aggregate sales volume of $203,717. Closings of condominium units commenced during February 2006 and were completed during the second quarter of 2006. During 2006, the Ocean Palms Joint Venture realized cash proceeds from closings whereby the construction financing was repaid during the first quarter of 2006 and cash distributions were made to the members. We received cash distributions of $49,038 during the year ended December 31, 2006 representing $29,038 from cumulative earnings generated by closings of condominium units at Ocean Palms and $20,000 from our investment in the Ocean Palms Joint Venture. We recognized cumulative earnings of $33,464 from inception through December 31, 2006 from our investment in the Ocean Palms Joint Venture.
Poinciana Parkway and Toll Road
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in the Counties, to be known as the Poinciana Parkway. The Parkway is intended, among other things, to improve the flow of vehicular traffic in the Counties, including in and around Poinciana, Florida. It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the toll road, and under our agreements we have the right to sell it to a third party together with our right to operate the toll road. Based on preliminary discussions with potential third-party purchasers, we believe that the value of the toll road, upon completion, would be not less than our estimated right-of-way acquisition, development and construction costs.
Commercial and Industrial and Other Operations
     We also generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana, as well as other operations, including title insurance agency operations.
Real Estate Assets
     Our assets consist primarily of real estate in the states of Florida and Arizona. During December 2006, we closed on the sale of our approximately 4,400-acre property known as Ocala Springs in Marion County, Florida (the “Ocala Property”). As of December 31, 2006, we owned more than 17,000 acres of developed, partially developed or developable residential, commercial and industrial property. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities and for other similar uses.
     Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.
     For further description of the various communities and the operations conducted therein, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business — continued
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
Employees
     As of December 31, 2006, we employed approximately 483 individuals on a full-time or part-time basis, compared to 585 individuals as of December 31, 2005. We also utilize on a daily basis such additional personnel as may be required in connection with various activities. Relations with our employees are satisfactory and there have been no work stoppages.
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
Regulation
     Our land use, commercial and residential operations are regulated by various governmental laws and regulations. These laws and regulations include provisions which restrict the discharge into the environment of hazardous materials, regulate density, and require certain design and construction materials and fixtures. There are also laws that require disclosure of energy ratings and manufacturers warranties. These laws and regulations are frequently amended and can increase construction costs. In some instances, we are required to contribute land and/or provide improvements and infrastructure as a condition precedent to obtaining government approvals for development and/or construction. Compliance with these requirements can significantly impact construction costs.

Item 1. Business — continued
     Our homebuilding activities are subject to additional requirements regarding protection of public health and the environment. The applicable federal, state and local laws and ordinances govern infrastructure such as mitigation of wetlands damage, storm water drainage, irrigation restrictions, use of reclaimed water, and the preservation of environmentally sensitive land, flora or fauna. Delays due to environmental requirements can cause us to incur significant costs or to lose land to governmental or nature groups and result in delays of construction and additional, unbudgeted costs of development.
     For our community developments in Arizona, state laws and regulations require that each buyer of a home be given a state approved property report. In Florida, there is no requirement that a filing be made with the state for the sale of homes. Sales of unimproved lots may also be subject to federal and/or state regulations. In addition to Florida and Arizona, certain states impose requirements relating to the inspection of properties, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. Federal regulations adopted pursuant to the Interstate Land Sales Full Disclosure Act provide for the filing or certification of a registration statement with the Office of Interstate Land Sales Regulation of the Department of Housing and Urban Development unless the lot or home sales are exempt from the Act.
     We believe that we are in material compliance with applicable laws and regulations.
Competition
     Our residential homebuilding, planned community development and other real estate operations, particularly in the state of Florida, are subject to significant competition. In the sales of housing units, we compete, as to price and product, with several national and regional homebuilding companies that are larger and/or better capitalized than we are. In recent years, there has been extensive residential development by other developers in the Central and South Florida areas in which we operate; and we currently compete with resales in our communities as well as our competitors’ communities by real estate investors and speculators.
Item 1A. Risk Factors
     In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results. We have provided below a list of these risk factors. These are not all the risks we face, and other factors, including those currently considered immaterial or unknown to us, may impact our future operations.
Our access to financing may be limited
     Our business is capital intensive and requires expenditures for land and infrastructure development, housing construction, working capital and new development opportunities. Accordingly, we anticipate incurring indebtedness to fund real estate development activities. As of December 31, 2006, total consolidated indebtedness was $136,925, including the $120,000 principal amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”). We may not sustain profitability or positive cash flows from operating activities. We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-core assets, and existing and future financing will be sufficient to fund the anticipated operations, meet debt service and working capital requirements, and provide sufficient liquidity to develop and build the Poinciana Parkway. We may be required to seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. We cannot assure that such financing will be available or, if available, will be on favorable terms. If we are not successful in obtaining sufficient capital to fund the implementation of our business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.

Item 1A. Risk Factors — continued
     The degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to residential market factors and financial, business and other factors affecting our operations, many of which are beyond our control. Moreover, market conditions for the sale of new homes in the geographic areas in which we operate have significantly deteriorated since 2005, and the number of new home sales by Avatar and we believe others, in the aggregate, has significantly declined. We anticipate that currently and in the near future, as we attempt to increase sales, our operating margins will decline.
A rise in interest rates or a decline in the capital markets could have an adverse effect on our business
     A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by increases in interest rates, less favorable mortgage terms, the tightening of underwriting standards for subprime and other mortgage loans, decreases in investment income, unavailability of mortgage financing, increasing housing costs and declining employment and income levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Since 2005, mortgage rates have increased and some lenders, particularly subprime lenders, are imposing or likely will impose more stringent credit requirements. If mortgage interest rates continue to increase and/or lending restrictions continue to be tightened or the capital markets decline or undergo a major correction, the ability of prospective buyers to finance home purchases may be adversely affected, which would likely have an adverse effect on our business.
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
We may not succeed in obtaining new development, investment and business opportunities
     We have under development or in the planning process a substantial portion of Avatar’s historical landholdings that we believe can be profitably developed over time. Although we are actively pursuing other development and business opportunities, we cannot assure that we will succeed in our efforts to obtain additional development and business opportunities.
Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control
     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. As a real estate developer we are subject to various risks, many of which are outside our control, including real estate market conditions (both where communities and homebuilding operations are located and in areas where potential customers reside), changing

Item 1A. Risk Factors — continued
demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, and availability and cost of land, materials and labor. The occurrence of any of the foregoing has and could result in a reduction or cancellation of sales and/or lower gross margins for sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows. For example, during 2005, shortages of labor and material within the homebuilding industry as the result of a robust economy and adverse weather conditions, particularly, Hurricanes Katrina, Rita and Wilma, had an adverse impact on our 2005 sales efforts and caused construction delays. We also believe that the market for new single-family and multi-family residences began to weaken in the third quarter of 2005 and has continued to weaken through February 2007.
     Further decline of the residential real estate market could result in future impairment (as defined by Statement of Financial Accounting Standards No. 144) to certain of our land assets acquired in recent years. A substantial portion of our landholdings has been owned for many years and are carried at book values which we believe are substantially below current market values and, therefore, in our opinion less likely to be adversely affected. However, certain of our recent acquisitions of land and our standing inventory of unsold homes, both completed and under construction, could be subject to impairment charges if the residential real estate market continues to decline.
     In addition, the availability and cost of property insurance to us has been adversely affected by severe weather conditions that occurred during 2004 and 2005. The inability to obtain adequate insurance at economically feasible rates could adversely affect our financial condition and risk management.
We are concentrated geographically, which could adversely affect our business
     Our land and development activities are located in Florida and Arizona. These development activities depend to a significant degree on the levels of immigration to Florida from outside the United States, migration to Florida from within the United States and purchases in Florida of second and/or vacation homes, in addition to other local market conditions. Our geographic concentration may create increased vulnerability during regional economic downturns or other Florida-related events which may result in reduced levels of profitability or reduced cash flows and adversely affect our financial condition. During the second half of 2005 and calendar year 2006, our ability to sell new homes in Florida and Arizona and the level of cancellations of executed contracts were negatively impacted by the condition of the markets in which we are located.
If we are unable to develop and market our communities, our cash flow could decline
     Our communities will be developed over time. Therefore, our medium- and long-term future is dependent on our ability to develop and market existing and future communities successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals to construct project infrastructure, model homes and sales facilities. It generally requires several years for a community development to achieve cumulative positive cash flow. No assurance can be given that we will successfully develop and market communities in the future. In addition, appropriate roadway routes and levels of vehicular traffic contribute to the success of our marketing of existing and future communities, and accordingly, inadequate road capacity could adversely affect sales. For example, if vehicular traffic congestion in Poinciana, Florida, were to reach unacceptable levels, our revenues could be materially adversely affected. Our inability to develop and market our communities successfully and to generate positive cash flows from such operations in a timely manner would have an adverse effect on the ability to meet debt and working capital requirements.

Item 1A. Risk Factors — continued
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
The results of our operations are subject to fluctuations, which could hinder our ability to service debt and meet working capital requirements
     Our real estate projects are long-term in nature. Sales activity at active adult and other community and real estate developments varies from period to period, and the ultimate success of any community cannot be determined from results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand or other reasons) than it does during later periods over the life of the community. Revenues and earnings will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among our homebuilding operations. Thus, the timing and amount of revenues are subject to considerable uncertainty. The inability to manage effectively the cash flows from operations could have an adverse effect on our ability to service debt and to meet working capital requirements.
Our business is subject to substantial competition
     Our homebuilding, planned community development and other real estate operations are subject to substantial existing and potential competition (including competition from a number of national homebuilders). Some current and potential competitors have longer operating histories and greater financial, sales, marketing, technical and other resources than we have and offer significant discounts and incentives due to the current weak market conditions. Competition within the geographic locations of our developments extends from price and design of products, to the ability to acquire diminishing supplies of land, to retain and employ experienced real estate development, management and sales personnel and to contract with development and construction firms. We cannot assure that we will have sufficient resources to compete successfully in our market or against our competitors. Accordingly, we may lose market share to existing and new competitors. In addition, we currently compete with resales by real estate investors and speculators.
We are subject to extensive governmental regulation and environmental considerations
     Our business is subject to extensive federal, state and, in particular, local regulatory requirements, the broad discretion that governmental agencies have in administering those requirements and “no growth” or “slow growth” policies, all of which can prevent, delay, make uneconomic or significantly increase the costs of development. Various governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. For example, in connection with our construction in Poinciana of a parkway under agreements with Osceola and Polk Counties, we will require permits and approvals of various agencies (not limited to the Counties). We have agreed with the Counties to complete the

Item 1A. Risk Factors — continued
Parkway by October 31, 2008, barring delays for some period of time resulting from causes beyond our reasonable control. We have experienced some delays in obtaining necessary rights-of-way, permits and approvals for the parkway, and therefore its completion may be delayed beyond October 31, 2008. The incurrence of substantial compliance costs, denial or postponement of necessary development permits or the imposition of delays and other regulatory burdens could have a material adverse effect on our operations.
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
     Our corporate headquarters are located at 201 Alhambra Circle, Coral Gables, Florida, in 29,000 square feet of leased office space. For additional information concerning properties leased by Avatar, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and “Item 8. Notes to Consolidated Financial Statements.”
Item 3 . Legal Proceedings
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Executive Officers of the Registrant
     Pursuant to General Instruction G (3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2007.
     The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person’s principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 31, 2007), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience
Gerald D. Kelfer	61	President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996, of Avatar Holdings Inc.; and holds various positions with various subsidiaries.

Jonathan Fels	54	President, Avatar Properties Inc., since December 1997; and holds various positions with various other subsidiaries.

Michael Levy	48	Executive Vice President and Chief Operating Officer, Avatar Properties Inc., since December 1997; and holds various positions with various other subsidiaries.

Patricia Kimball Fletcher	49	Executive Vice President and General Counsel since January 2007; formerly Partner and Chair of Florida Real Estate and Finance Department, Duane Morris LLP, from January 2002 to December 2006, and holds various positions with various subsidiaries.

Dennis J. Getman	62	Executive Vice President since March 1984, Senior Vice President from September 1981 to March 1984 and General Counsel from September 1981 to December 2006; and holds various positions with various subsidiaries.

Charles L. McNairy	60	Executive Vice President since September 1993, Treasurer since September 1992, Chief Financial Officer since September 1992, except from January 1999 to October 2000, and Senior Vice President from September 1992 to September 1993; and holds various positions with various subsidiaries.

Juanita I. Kerrigan	60	Vice President and Secretary since September 1980; and holds various positions with various subsidiaries.
     The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted. No executive officer of Avatar has any family relationship with any other executive officer or director of Avatar.

PART II
Item 5 . Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market under the symbol AVTR. There were 4,767 record holders of Common Stock at February 28, 2007.
     High and low quotations, as reported, for the last two years were:

	Quotations
Quarter Ended	2006		2005
	High	Low	High	Low
March 31	$61.00	$54.35	$53.19	$44.70
June 30	$63.37	$50.64	$50.27	$46.14
September 30	$60.48	$50.02	$59.24	$49.63
December 31	$84.54	$58.34	$59.46	$54.68
     Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.
     For the three months ended December 31, 2006, Avatar did not repurchase shares under the stock repurchase authorization as reflected in the following table:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
October 1, 2006 to October 31, 2006	—	—	—	$15,829
November 1, 2006 to November 30, 2006	—	—	—	$15,829
December 1, 2006 to December 31, 2006	—	—	—	$15,829

Total	—	—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. As of December 31, 2006, the remaining authorization for purchase of shares of Avatar’s common stock was $15,829. During the three months ended December 31, 2006, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.

Item 6 . Selected Financial Data
FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	At or for the Years ended December 31
	2006	2005	2004(1)	2003(1)	2002(1)
Statement of Income Data
Revenues	$835,079	$516,848	$334,205	$248,966	$186,460

Income from continuing operations before income taxes and discontinued operations	$258,752	$87,189	$37,956	$10,013	$5,395

Income tax (expense) benefit	(84,026)	(29,990)	(12,678)	8,515	(2,173)

Income from continuing operations	174,726	57,199	25,278	18,528	3,222

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $8,322, $6,465 and $2,649 for 2005, 2004 and 2002, respectively)	—	9,562	6,905	(104)	1,511
Income tax (expense) benefit	—	(3,634)	(2,624)	39	894

Income (loss) on discontinued operations	—	5,928	4,281	(65)	2,405

Net income	$174,726	$63,127	$29,559	$18,463	$5,627

Basic Per Share Data
Income from continuing operations	$21.33	$7.10	$2.98	$2.14	$0.37
Income (loss) on discontinued operations	—	0.73	0.51	(0.01)	0.27

Net income	$21.33	$7.83	$3.49	$2.13	$0.64

Diluted Per Share Data
Income from continuing operations	$16.59	$5.72	$2.69	$2.12	$0.37
Income (loss) on discontinued operations	—	0.56	0.41	(0.01)	0.27

Net income	$16.59	$6.28	$3.10	$2.11	$0.64

Balance Sheet Data
Total assets	$751,072	$626,410	$508,264	$365,551	$386,067

Notes, mortgage notes and other debt	$136,925	$144,107	$139,384	$19,771	$107,712

Stockholders’ equity	$505,356	$312,892	$246,235	$265,899	$222,942

Stockholders’ equity (assuming conversion of 4.50% Notes) (2)	$621,733	$429,059	$362,192	—	—

Shares outstanding	8,193,736	8,179,463	8,058,129	9,389,772	8,780,658

Shares outstanding (assuming conversion of 4.50% Notes(2)	10,473,804	10,459,531	10,338,197	—	—

Stockholders’ equity per share	$61.68	$38.25	$30.56	$28.32	$25.39

Stockholders’ equity per share (assuming conversion of 4.50% Notes)(2)	$59.36	$41.02	$35.03	$28.32	$25.39

(1)	During the fourth quarter of 2005, we sold our utility operations in Arizona, our shopping center in Poinciana and our mini storage facility in Poinciana. As a result of these sales, the results of operations have been reclassified as discontinued operations to conform to the 2005 presentation.

(2)	Assuming conversion of the 4.50% Notes would increase stockholders’ equity by $120,000 as of December 31, 2006, 2005 and 2004 as well as decrease stockholders’ equity by $3,623, $3,833 and $4,043 related to the unamortized issuance costs associated with the 4.50% Notes as of December 31, 2006, 2005 and 2004, respectively. The 4.50% Notes were issued on March 30, 2004. The 4.50% Notes are convertible into 2,280,068 shares of Avatar’s common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this document.
FORWARD-LOOKING STATEMENTS
     Certain statements discussed under the captions “Business,” “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others, those contained under the caption “Risk Factors” in Item 1A.
OVERVIEW
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities include the development of active adult (55 years and older) and primary residential communities. We also engage in a variety of other real estate related activities, such as the operation of amenities, the sale for third-party development of commercial and industrial properties and the operation of a title insurance agency.
     Our real estate business strategy is designed to emphasize higher profit margin businesses by concentrating on the development and management of active adult communities, production homes and communities, and utilizing third-party commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying cost of land.
Residential Real Estate
     Revenues and sales data derived from primary and active adult homebuilding operations for the years ended December 31, 2006, 2005 and 2004 are summarized under “Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
Communities Under Development
     Active Adult Community
     Solivita and Solivita West
     Solivita and Solivita West are located in Poinciana, Florida, approximately 21 miles south of Orlando and 20 miles from Walt Disney World. At Solivita, we have developed approximately 100,000 square feet of recreation and service facilities, including a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café, other meeting and ballroom facilities, and two 18-hole golf courses. The community’s active park houses a variety of sporting and games facilities, including an official softball field, a basketball court and five tennis courts.
     Solivita opened during the second quarter of 2000. During December 2004, we commenced the development of an expansion of Solivita, Solivita West, on 907 acres of land in Poinciana acquired in 2003. Sales of single-family units commenced during the first quarter of 2005 and closings commenced during 2006.
     During 2006, we commenced development of an additional amenity complex on approximately five acres within Solivita West. This additional complex will contain an approximately 19,000 square foot building with various recreation and service facilities.
     From inception, we have closed 2,946 homes in Solivita and Solivita West, and approximately 5,100 individuals resided in the communities, as of December 31, 2006.
     During 2006, we signed 237 contracts, net of cancellations, at Solivita and Solivita West, with net sales value of approximately $85,089 (see “Results of Operations”).
     Primary Residential Development
     Our primary residential development includes construction of homes, both on scattered lots and in planned communities in Florida and Rio Rico, Arizona. In addition to the development at our various communities within Florida, during 2006 we commenced sales of Terralargo, our single-family community in Lakeland, Florida, where we commenced development in 2005; closings of single-family homes in Woodslanding, our Palm Beach County, Florida community, where we commenced sales and construction in 2005; and within Sterling Hill in Hernando County, Florida, where sales commenced during the fourth quarter of 2004; and commenced development of additional communities within Poinciana. In December 2005, we obtained approval for development of Frenchman’s Yacht Club. During 2004, we obtained master plan approval from Martin County, Florida, for permitting of our Banyan Bay community.
     During January 2006, we closed for a cash purchase price of approximately $18,300 on 1,288 acres, the remaining phases of land in Poinciana which we contracted to acquire in October 2003 and which were classified as land inventory not owned and obligations related to land inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005. We have not contracted to option or purchase land since January 2005. During 2005, we closed on purchases of various parcels of land in Florida for residential development for an aggregate purchase price of approximately $58,817 (of which we contributed approximately $13,000 to an unconsolidated joint venture).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
     Poinciana
     Our housing programs in Poinciana include several residential communities, as well as scattered lot housing programs. During 2006, we signed 216 contracts, net of cancellations, with a net sales value of approximately $62,789 (see “Results of Operations”). We also have several communities under development within Poinciana for which sales have not yet commenced.
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in the Counties, to be known as the Poinciana Parkway. The Parkway is intended, among other things, to improve the flow of vehicular traffic in the Counties, including in and around Poinciana, Florida. It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the toll road, and under our agreements we have the right to sell it to a third party together with our right to operate the toll road. Under our agreements with the Counties, the Parkway is to be substantially complete and open to traffic by October 31, 2008, barring delays for some period of time resulting from causes beyond our reasonable control. We have agreed to indemnify Osceola and Polk Counties against liability for loss, injury or damage to persons or property, including, without limitation, consequential damages, imposed on the Counties, except for any such loss, injury or damage that is caused by or results from the gross negligence or willful misconduct of the Counties.
     We have made significant progress toward obtaining the various necessary governmental and environmental permits and approvals for the construction of the Parkway. We currently estimate our acquisition, development and construction costs for the Parkway to be approximately $117,000 of which approximately $10,000 has been expended, but no assurances of the ultimate amount can be given at this early stage. Currently, we are in the process of seeking bids for construction of the Parkway. Based on preliminary discussions with potential third-party purchasers, we believe that the value of the toll road, upon completion, would be not less than our estimated right-of-way acquisition, development and construction costs.
     Bellalago and Isles of Bellalago
     Bellalago includes approximately one-mile of frontage along Lake Tohopekaliga, one of the largest lakes in Florida, and frontage on Pleasant Hill Road. Bellalago is planned for approximately 1,880 single-family homes, with additional land available for multi-family development. Sales of housing units at Bellalago commenced during 2002 and closings commenced during 2003. During 2004, we commenced development on land historically owned of an expansion of Bellalago, Isles of Bellalago, which is planned for 537 single-family homes. Sales of housing units commenced during the second quarter of 2005 and closings commenced during 2006. During 2006, we signed 131 contracts, net of cancellations, with a net sales value of approximately $63,609 (see “Results of Operations”).
     Cory Lake Isles
     During 2003, we commenced sales of homes within the water-oriented, master-planned community of Cory Lake Isles in Tampa, Florida, planned for 358 single-family homes and 172 townhomes in three separate neighborhoods. During 2006, the downturn in the local residential real estate market resulted in cancellations in excess of contracts signed, for a net loss of 5 contracts totaling $3,734 (see “Results of Operations”).
     Sterling Hill
     During September 2005 and September 2004, we acquired developed land within the master-planned community of Sterling Hill in Hernando County, Florida. During 2006, the downturn in the local residential real estate market resulted in cancellations in excess of contracts signed, for a net loss of 15 contracts totaling $2,851 (see “Results of Operations”). At December 31, 2006, 29 homes remained for sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
     Terralargo
     Located within the City of Lakeland in southwest Polk County, Florida, Terralargo is being developed as a 618 single-family home community on 640 acres including a 390-acre preservation area. The community includes a clubhouse facility with pool, spa, deck overlooking a lake, and a children’s playground. Development and sales commenced during 2006. During the fourth quarter of 2006, we signed 28 contracts, net of cancellations, with a net sales value of approximately $9,311 (see “Results of Operations”).
     Woodslanding
     In November 2004, we acquired 23 homesites in the community of Woodslanding in Palm Beach County, Florida. We commenced sales in April 2005 and closings commenced during the first quarter of 2006. During 2006, the downturn in the local residential real estate market resulted in cancellations in excess of contracts signed, for a net loss of 3 contracts totaling $2,557 (see “Results of Operations”). At December 31, 2006, six homes remained for sale.
     Rio Rico
     Rio Rico is located 57 miles south of Tucson in southern Arizona. During 2006, we signed 17 contracts, net of cancellations, with a sales value of approximately $5,202 (see “Results of Operations”).
     Banyan Bay
     Banyan Bay, located in Martin County, Florida, with frontage on the St. Lucie River, consists of 250 acres. We have obtained master plan approval from Martin County for permitting on this historical land holding of a community of approximately 280 single- and multi-family homes. Development of Banyan Bay commenced in 2006.
     Frenchman’s Yacht Club
     Frenchman’s Yacht Club is currently approved for 113 condominium-type residential units within four midrise buildings plus various amenity features on approximately 15 acres of land in Palm Beach County, Florida, which we acquired in October 2005. Pre-development commenced in 2006.
     Cancellations
     During 2006, cancellations of signed contracts totaled 517, compared to 245 for 2005. We have not experienced any improvement in the market for single-family homes in the first two months of 2007. While there is no certainty, it is our belief that the market in the geographic areas in which we develop and sell new homes may further deteriorate in the near future.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
     Other Residential Real Estate Assets
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for development of Ocean Palms, a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida (the “Ocean Palms Joint Venture”). We have a 50% equity interest in the Ocean Palms Joint Venture and account for the investment in the Ocean Palms Joint Venture under the equity method whereby we recognize our proportionate share of the profits and losses. Since the commencement of sales in 2003 through December 31, 2006, all condominium units have been sold at an aggregate sales volume of $203,717. Closings of condominium units commenced during February 2006 and were completed during the second quarter of 2006. During 2006, the Ocean Palms Joint Venture realized cash proceeds from closings whereby the construction financing was repaid during the first quarter of 2006 and cash distributions were made to the members. We received cash distributions of $49,038 during the year ended December 31, 2006 representing $29,038 from cumulative earnings generated by closings of condominium units at Ocean Palms and $20,000 from our investment in the Ocean Palms Joint Venture. We recognized cumulative earnings of $33,464 from inception through December 31, 2006 from our investment in the Ocean Palms Joint Venture.
     Commercial and Industrial and Other Land Sales
     We continue to sell commercial and industrial land, principally in Poinciana, for third-party development. For the year ended December 31, 2006, pre-tax profits on sales of commercial and industrial land were $39,927 on aggregate sales of $44,110.
     Also during 2006, pre-tax profits on sales of other land were $64,051 on aggregate sales of $76,171. Included in other land sales is the sale of our approximately 4,400-acre property known as Ocala Springs in Marion County, Florida (the “Ocala Property”). The aggregate sales price for the Ocala Property was $75,122 which resulted in pre-tax profit of approximately $62,800. We also realized, during 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005.
     During the year ended December 31, 2005, pre-tax profits on sales of commercial and industrial land were $9,469 on aggregate sales of $13,145. Also during 2005, pre-tax profits on sales of other land were $12,170 on aggregate sales of $21,423. Included in other land sales for 2005 is the sale of our 50% equity interest in the Blueview Joint Venture (defined later under the heading “Liquidity and Capital Resources”) for a sales price of $13,887 which resulted in a pre-tax gain of approximately $4,100. Also included in other land sales is our 50% equity interest in an unconsolidated joint venture, the sole asset of which is land, for a sales price of $11,000 which resulted in a pre-tax gain of approximately $4,500.
     During 2004, pre-tax profits on sales of commercial and industrial land were $3,015 on aggregate sales of $3,772. Also during 2004, pre-tax profits on sales of other land were $1,385 on aggregate sales of $1,512.
     Revenues from commercial and industrial and other land sales, which vary from year to year depending upon demand, ensuing negotiations and timing of closings, were $133,466, $48,455 and $5,284 in 2006, 2005 and 2004, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
     Other Operations
     We also generate revenues through rental and other operations, including a small community shopping center in Rio Rico, recreational facilities and title insurance agency operations. Revenues from these operations were $7,405, $6,668, and $6,842 in 2006, 2005 and 2004, respectively. The increase in revenues in 2006 compared to 2005 resulted primarily from increased title insurance agency operations. The decrease in revenues in 2005 compared to 2004 resulted from approximately $1,300 recognized and earned in 2004 from escrowed funds associated with the sale of substantially all of the assets from the utilities operation in Florida during 1999 which was mitigated by increased revenues from title insurance agency operations and rental operations.
     Discontinued Operations
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
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
     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During February 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686 on this sale and the operating results for 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     Reference is made to Note R in Item 8 under the caption “Notes to Consolidated Financial Statements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of U.S. generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.
     As discussed in Note A to the Consolidated Financial Statements, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and we are not obligated to perform significant future activities. As a result, our revenue recognition process does not involve significant judgments or estimations.
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
     Based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are required to review the carrying value of each of our long-lived assets and write down the value of those long-lived assets for which we believe the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 144 also addresses the accounting for long-lived assets that are expected to be disposed of. We periodically review the carrying value of our long-lived assets and, if such reviews indicate a lack of recovery of the net book value based on estimates on undiscounted future cash flows, adjust the assets accordingly based on fair value. Fair value is generally based on management’s estimate of the property’s fair value. No impairment existed at December 31, 2006 and 2005. An unconsolidated joint venture decided to terminate an option agreement to acquire property in Florida, which, although not considered an impairment for accounting purposes, resulted in a write-off of our investment of $1,765 in this joint venture during 2006. As of February 28, 2007, we do not have any pending options or contracts for the purchase of land.
     The FASB issued Interpretation No. 46(R) (“FIN 46(R)”), (which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”) which requires the consolidation of entities by the primary beneficiary which is the enterprise that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We evaluate the impact of FIN 46(R) as it relates to the joint ventures we enter into to determine whether or not the entity is a variable interest entity and we are the primary beneficiary. If we determine that we are not the primary beneficiary since we are not the entity that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns, these joint ventures are recorded as unconsolidated joint ventures using the equity method of accounting.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
     Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A deferred tax asset valuation is recorded based on the judgment of when it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized.
     Warranty reserves for houses are established to cover potential costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. Actual future warranty costs could differ from our currently estimated amounts.
     Construction reserves for closed houses are established to cover potential costs for completion of houses closed. These reserves are determined on a per house basis based on estimated house budgets and other relevant factors. Actual construction costs could differ from our currently estimated amounts.
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold. The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. During the first quarter of 2005, we began evaluating the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of retail homesite sales programs in 1996 and obtained third-party engineer evaluations which concluded during the third quarter of 2005. We recorded charges of approximately $7,872 for 2005. During 2006, we continued to obtain third-party engineer evaluations and recorded charges of approximately $1,086 for 2006. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable of being achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
     As of December 31, 2006, there was $8,380 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $8,093 relates to restricted stock units and $287 relates to stock options. That expense is expected to be recognized over a weighted-average period of 2.2 years.
     The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). The fair value of restricted stock awards which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which will be January 1, 2008 for us, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS No. 157 and assessing the impact it may have on our financial position and results of operations.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is January 1, 2007 for us. We have evaluated the provision of FIN 48 and adoption of FIN 48 will not have a material impact on our financial position and results of operations.
     In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (our fiscal year ended December 31, 2006). SAB 108 did not have an effect on our financial position and results of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — continued
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year begins January 1, 2008). The effect of EITF 06-8 is not expected to be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007 (our fiscal year begins January 1, 2008). We have not yet determined what, if any, impact SFAS No. 159 will have on our financial position or results of operations.
RESULTS OF OPERATIONS
     The discussion in this section may contain “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Please see our discussion under the heading “Forward-Looking Statements” above.
     The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of U.S. generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
     The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2006	2005	2004
Operating income:
Primary residential
Revenues	$447,487	$309,608	$214,107
Expenses	316,409	242,519	175,616

Net operating income	131,078	67,089	38,491

Active adult community
Revenues	241,866	148,515	105,663
Expenses	182,911	133,513	100,201

Net operating income	58,955	15,002	5,462

Commercial and industrial and other land sales
Revenues	133,466	48,455	5,284
Expenses	25,161	22,685	884

Net operating income	108,305	25,770	4,400

Other operations
Revenues	7,405	6,668	6,842
Expenses	4,420	4,286	3,447

Net operating income	2,985	2,382	3,395

Operating income	301,323	110,243	51,748

Unallocated income (expenses):
Equity earnings (loss) from unconsolidated joint ventures	(193)	17,871	14,918
Interest income	3,363	1,419	1,222
General and administrative expenses	(36,306)	(27,142)	(19,673)
Interest expense	—	(475)	(1,539)
Other real estate expenses	(9,435)	(14,727)	(8,720)

Income from continuing operations	258,752	87,189	37,956
Income tax expense	(84,026)	(29,990)	(12,678)
Income from discontinued operations	—	5,928	4,281

Net income	$174,726	$63,127	$29,559

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from single-family primary residential and active adult homebuilding operations for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004

Units closed
Number of units	2,122	1,914	1,427
Aggregate dollar volume	$666,578	$445,485	$307,678
Average price per unit	$314	$233	$216

Contracts signed, net of cancellations
Number of units	606	1,791	2,237
Aggregate dollar volume	$221,207	$555,370	$540,690
Average price per unit	$365	$310	$242

Backlog at December 31
Number of units	549	2,065	2,188
Aggregate dollar volume	$189,292	$634,663	$524,778
Average price per unit	$345	$307	$240
     The number of net housing contracts signed during the year ended December 31, 2006 compared to the same period in 2005 declined by 66.2%, while the dollar volume of housing contracts signed declined by 60.2%. The decline in housing contracts signed for the year ended December 31, 2006 continues to reflect the accelerated weakening of the market for new residences in the geographic areas where our developments are located.
     We continued to experience through December 31, 2006 increases in cancellations of home sales contracts. Our communities are located in areas of Florida and Arizona, where there is for sale an excess of investor and speculator-owned units and an increasing use of various sales incentives by residential builders in our markets, including Avatar.
     During 2006, total cancellations of signed contracts totaled 517, compared to 245 for 2005. We have not experienced any improvement in the market for single-family homes in the first two months of 2007. While there is no certainty, it is our belief that the market in the geographic areas in which we develop and sell new homes may further deteriorate in the near future.
     Although the dollar volume of housing contracts signed during 2005 exceeded by 2.7% the dollar volume for 2004, the number of housing contracts signed in 2005 declined by 19.9% due to several factors including: adverse weather conditions, including near-record rainfall in Central Florida during June 2005 and hurricane conditions in a substantial part of the state during portions of the third and fourth quarters; establishment of sales policies intended to reduce the backlog; and institution of programs to discourage the purchase by investors and speculators in our active adult community.
     We achieved an increase in home closings during the year ended December 31, 2006 compared to the years ended December 31, 2005 and 2004. The number of houses closed increased by 10.9% and the dollar volume by 49.6% for the year ended December 31, 2006 compared to the same period in 2005. The number of houses closed increased by 34.1% and the dollar volume by 44.8% for the year ended December 31, 2005 compared to the same

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
period in 2004. We anticipate that we will close in excess of 80% of the homes in backlog as of December 31, 2006 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.
     In addition to development of single-family residential communities, we are an equity partner in the Ocean Palms Joint Venture for development and construction of a 240-unit highrise condominium which was completed in 2006. Since the commencement of sales in 2003 through December 31, 2006, all 240 units were sold at an aggregate sales volume of $203,717. Closings commenced in February 2006 and were completed during the second quarter of 2006.
     In general, prices of homes sold during 2006 ranged from $100 to $916 in our primary residential operations. At Solivita and Solivita West, prices ranged from $170 to $769 on homes sold during 2006. Closings on production homes generally occur within 180 to 210 days from sale. In addition, due to the nature of the market, a substantial number of units at our active adult community close approximately 12 months or longer from the date of sale.
Fiscal Year 2007
     Although we achieved record results for both revenue and net profit in 2006, the market for single-family and multi-family residences began to deteriorate in the third quarter of 2005 and continued to deteriorate through December 31, 2006. Our current new sales are at lower gross margins than over margins for new sales in 2006. Increased inventory levels in our markets have put significant downward pressure on prices and absorptions. Our year-end backlog is significantly lower than last year. We are focusing our efforts on the sale of existing standing inventory units resulting primarily from contract cancellations and the introduction of new more affordable products in our communities.
     There is a significant overhang of investor and speculator owned units for sale in all of our communities. Potential homebuyers are also being offered substantial discounts on new homes for sale by other builders in competing communities. This unusually high inventory will continue to adversely affect home prices and absorption for the near term. Buyer sentiment is weak and the availability of sub-prime mortgages has become more difficult. We do not believe that the current imbalance of houses available for immediate and future occupancy against demand will correct itself within the near future.
     During 2006, Avatar experienced significantly higher cancellations on existing contracts than it had in prior years. As of December 31, 2006, there is no indication of any improvement in sales pace in our markets. Although the level of cancellations decreased during the months of January and February 2007, we are not experiencing any improvement in the market for single-family homes in the first two months of 2007, and believe we are experiencing further deterioration in absorptions and price levels compared to 2006 levels. While there is no certainty, it is our belief that the market in the geographic areas in which we develop and sell new homes will further deteriorate in the near future.
     As of December 31, 2006, the book cost of our standing inventory of unsold homes, both completed and under construction, totaled $63,352. As of February 28, 2007, the book cost of our standing inventory of unsold homes, both completed and under construction, totaled $58,541. We believe that the realizable value is in excess of our book cost.
     Additionally, pending purchases of significant amounts of land inventory have been abandoned by homebuilders in one form or another. A significant part of this land remains in the hands of investors. Future development of this surplus land will represent a further potential surplus of new houses which will ultimately be required to be absorbed by the market.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
     During 2006, we began designing new homes with lower square footage and smaller lots to enable us to sell lower priced houses at meaningful profit margins. We introduced a new multi-family product at Solivita in the fourth quarter of 2006, a smaller product for our scattered lot program in February 2007 and anticipate introducing smaller lots and smaller houses in Bellalago in 2007.
     We do not anticipate a meaningful improvement in our markets in the near term. It is not our intention to implement programs which may offer some short-term earnings advantage, but which could compromise our long-term objectives. We anticipate that we will close in excess of 80% of the homes in backlog as of December 31, 2006 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. Visibility for 2007 continues to remain difficult, and our level of profitability is expected to be significantly lower than 2006; however, we expect to be profitable for 2007.
     Anticipating a downturn in our markets, we have not contracted to acquire any new land since January 2005. Moreover, we entered into contracts to sell two of our remaining three multi-family condominium sites in 2005, realizing profits of $4,100 in 2005 and $4,327 in 2006. With approximately $200,000 in cash at year end and available credit capacity, we are in a position to take advantage of opportunities that may be presented during this challenging period.
Fiscal Year 2006 Compared to Fiscal 2005
     Net income for the years ended December 31, 2006 and 2005 was $174,726 or $16.59 per diluted share ($21.33 per basic share) and $63,127 or $6.28 per diluted share ($7.83 per basic share), respectively. The increase in net income for 2006 compared to 2005 was primarily due to increased profitability of primary residential operations, active adult operating results and commercial and industrial and other land sales, in particular the sale of the Ocala property in December 2006. Also contributing to the increase in net income is a decrease in other real estate expenses. The increase in net income for 2006 was partially mitigated by a decrease in earnings recognized from unconsolidated joint ventures and an increase in general and administrative expenses.
     Revenues and expenses from primary residential operations increased $137,879 or 44.5% and $73,890 or 30.5%, respectively, during 2006 when compared to 2005. The increase in revenues is primarily attributable to increased closings at Bellalago, Cory Lake Isles and Rio Rico, as well as the commencement of closings at Sterling Hill and Woodslanding and higher average price per unit closed in all primary residential communities. The increase in expenses is attributable to higher volume of closings and the associated costs related to price increases for materials and services.
     Revenues and expenses from active adult operations increased $93,351 or 62.9% and $49,398 or 37.0%, respectively, during 2006 when compared to 2005. The increase in revenues is primarily due to the increased number of closings, higher average price per unit and increased activity at the amenity operations at Solivita. The increase in expenses in active adult operations is attributable to higher volume of closings and the associated costs related to the higher volume of closings at Solivita and price increases for materials and services.
     Revenues and expenses from commercial and industrial and other land sales increased $85,011 or 175.4% and $2,476 or 10.9%, respectively, during 2006 when compared to 2005. For the year ended December 31, 2006, pre-tax profits on sales of commercial and industrial land were $39,927 on aggregate sales of $44,110. Also during 2006, pre-tax profits on sales of other land were $64,051 on aggregate sales of $76,171. Included in other land sales is the sale of the Ocala Property. The aggregate sales price for the Ocala Property was $75,122 which resulted in pre-tax profit of approximately $62,800. We also realized, during 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
Venture which was sold on June 30, 2005. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Revenues and expenses from other operations increased $737 or 11.1% and $134 or 3.1%, respectively, during 2006 when compared to 2005. The increase in revenues is primarily due to increased revenues from our title insurance agency operations. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency operations.
     Equity earnings from unconsolidated joint ventures represent our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. We recognized $1,573 and $17,955 of earnings for 2006 and 2005, respectively, from our investment in the Ocean Palms Joint Venture. Earnings from the Ocean Palms Joint Venture are recognized on the percentage of completion method of accounting, and as of December 31, 2006 substantially all earnings have been recognized. Construction of the highrise condominium building was completed during 2006. Closings of units commenced in February 2006 and were completed during the second quarter of 2006. Also during 2006, an unconsolidated joint venture decided to terminate an option agreement to acquire property in Florida, which, although not considered an impairment for accounting purposes, results in a write-off of our investment of $1,765 in this joint venture during 2006. As of February 28, 2007, we do not have any pending options or contracts for the purchase of land.
     Interest income increased $1,944 or 137.0% for 2006 compared to 2005. The increase was primarily attributable to higher interest rates earned on cash and cash equivalents as well as higher cash and cash equivalents balances during 2006 compared to 2005.
     General and administrative expenses increased $9,164 or 33.8% for 2006 compared to 2005. The increases were primarily due to increases in incentive compensation and compensation expense.
     Interest expense decreased $475 or 100% for 2006 compared to 2005. The decrease in interest expense for 2006 is due to the increase in amount of interest expense capitalized due to increases in development and construction activities in our various projects.
     Other real estate expenses, which represent real estate taxes and property maintenance not allocable to specific operations, decreased by $5,292 or 35.9% for 2006 compared to 2005. During the first quarter of 2005, we began evaluating the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of retail homesite sales programs in 1996 and obtained third-party engineer evaluations which concluded during the third quarter of 2005. Based on these evaluations we recorded charges of approximately $7,872 for 2005. During 2006, we continued to obtain third-party engineer evaluations and recorded charges of approximately $1,086 for 2006. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     Income tax expense was provided for at an effective tax rate of 32.5% for 2006 compared to 34.8% for 2005. As of December 31, 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets. During 2005, we decreased the valuation allowance by $2,947 which is primarily attributable to the tax over book basis of land inventory in Poinciana and to the tax over book basis of depreciable assets which were demolished being more-likely-than-not realizable. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.
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
     Revenues and expenses from primary residential operations increased $95,501 or 44.6% and $66,903 or 38.1%, respectively, during 2005 when compared to 2004. The increase in revenues was primarily attributable to increased closings at Poinciana, Bellalago, Cory Lake Isles and Rio Rico and higher average price per unit closed in all primary residential communities. The increase in expenses was attributable to higher volume of closings and the associated costs related to price increases for materials and services, and for 2004 included approximately $1,758 of hurricane related expenses incurred at Poinciana and Bellalago.
     Revenues and expenses from active adult operations increased $42,852 or 40.6% and $33,312 or 33.2%, respectively, during 2005 when compared to 2004. The increase in revenues was primarily due to the increased number of units closed and increased activity at the amenity operations at Solivita. The increase in expenses in active adult operations was attributable to higher volume of closings and the associated costs related to the higher volume of closings at Solivita and price increases for materials and services, and for 2004 included approximately $1,666 of hurricane related expenses incurred at Solivita.
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
RESULTS OF OPERATIONS — continued
     Revenues from other operations decreased $174 or 2.5% and expenses increased $839 or 24.3%, respectively, during 2005 when compared to 2004. The decrease in revenues was primarily due to approximately $1,300 recognized and earned in 2004 from escrowed funds associated with the sale of substantially all of the assets from the utilities operations in Florida during 1999 partially mitigated by increased revenues from our title insurance agency and rental operations. The increase in expenses was primarily attributable to increased operating expenses associated with our title insurance agency and rental operations.
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
     Interest expense decreased $1,064 or 69.1% for 2005 compared to 2004. The decrease in interest expense for 2005 was due to the increase in amount of interest expense capitalized due to increases in development and construction activities in our various projects.
     Other real estate expenses, which represent real estate taxes and property maintenance not allocable to specific operations, increased by $6,007 or 68.9% for 2005 compared to 2004. The increase was primarily attributable to increased estimated development liability for utilities improvements for more than 8,000 residential homesites in Poinciana and Rio Rico, most of which were sold prior to the termination of retail homesite sales programs in 1996. Early in fiscal year 2005, we began evaluating required improvements in Poinciana and Rio Rico and obtained third-party engineer evaluations which were concluded in the third quarter of 2005 and further evaluated during the fourth quarter of 2005. Based on these evaluations we recorded charges of approximately $7,872 for 2005. For fiscal year 2004, we recorded charges of $4,758, of which $4,458 was recorded in the fourth quarter based on third-party engineer evaluations concluded in the fourth quarter of 2004.
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.

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
     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During February 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686 on this sale and the operating results for 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     Income tax expense was provided for at an effective tax rate of 34.8% for 2005 compared to 34.1% for 2004. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.
LIQUIDITY AND CAPITAL RESOURCES
     Our real estate business strategy is designed to capitalize on our competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities and primary residential communities, and utilizing third-party commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Significant capital resources are required to finance primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements and the carrying cost of land.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities, and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.
     As of December 31, 2006, the amount of cash available totaled $203,760, substantially generated through homebuilding operations and sales of commercial and industrial properties, as well as approximately $73,000 from the sale of the approximate 4,400-acre property of Ocala Springs. As of March 13, 2007, the amount of cash available totaled approximately $201,000.
     On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of December 31, 2006 was 7.07%.

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
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, and (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of December 31, 2006. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the last twelve month period. As of December 31, 2006, we exceeded this limitation. However, during the fourth quarter of 2006, we obtained a waiver of this requirement for the quarter ended December 31, 2006 and the entirety of 2007.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or its consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     The Unsecured Credit Facility provides that once each fiscal year, we may request a twelve-month extension of the maturity date. During August 2006, the Unsecured Credit Facility was amended to extend the maturity date of the Unsecured Credit Facility from September 20, 2009 to September 20, 2010. As of December 31, 2006, we had borrowings totaling $0 under the Unsecured Credit Facility and $109,769 was available for borrowing under the Unsecured Credit Facility, net of $15,231 outstanding letters of credit.
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
LIQUIDITY AND CAPITAL RESOURCES — continued
June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. During the fourth quarter of 2006, the closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days. Therefore the 4.50% Notes became convertible for the quarter beginning January 1, 2007.
     We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019 or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
     At our community of Solivita, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, and water and wastewater utilities. The bonds were issued by the Poinciana Community Development District (the “CDD”), an independent special-purpose unit of county government, established and operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDD’s ability to meet its bond servicing obligations. The assessments are not a liability of Avatar or any other landowner within the CDD but are obligations secured by the land. For the developable and developed parcels Avatar owns within the CDD, Avatar pays the assessments until such parcels are sold. After a sale by Avatar, Avatar no longer pays the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.
     During 2006, we closed on the remaining phases of land in Poinciana, which was contracted for in 2003, for a cash purchase price of approximately $18,300. This land was classified as land inventory not owned and obligations related to land inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. As of December 31, 2006, we had $1,195 outstanding under these obligations.
     In conjunction with the acquisition of certain undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note. The purchase money note is secured by a mortgage on this land. This note matures November 2009. Under the original terms of the note, the interest rate is 2% per annum above prime rate of interest published from time to time in the Wall Street Journal

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
     On June 29, 2005, our Board of Directors amended the March 20, 2003 authorization which allows us to purchase, from time to time, shares of our common stock in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors, to also include repurchases of the 4.50% Notes. For the year ended December 31, 2006, we did not repurchase any of our common stock and/or the 4.50% Notes. As of December 31, 2006, we are authorized to repurchase $15,829 of our common stock and/or 4.50% Notes.
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential highrise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby we had a 50% equity interest in the Regalia Joint Venture. On June 30, 2005, we assigned our 50% equity interest in the Regalia Joint Venture to our 50% equity partner for which we received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, we could advance up to an additional $750. The interest rate on this promissory note was 8% per annum. Unpaid principal and interest of $13,185 under this promissory note was due and collected on June 30, 2006 resulting in the recognition of a sale and pre-tax gain of $4,327. The consolidated assets and liabilities of the Regalia Joint Venture were reflected in the accompanying consolidated balance sheets as of December 31, 2005 as “Assets of business transferred under contractual arrangements” and “Liabilities of business transferred under contractual arrangement” because until June 30, 2006 the risks of ownership had not been transferred to allow us to recognize this transaction as a sale.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for development of Ocean Palms, a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida (the “Ocean Palms Joint Venture”). We have a 50% equity interest in the Ocean Palms Joint Venture and account for the investment in the Ocean Palms Joint Venture under the equity method whereby we recognize our proportionate share of the profits and losses. Since the commencement of sales in 2003 through December 31, 2006, all condominium units have been sold at an aggregate sales volume of $203,717.
     Construction by the Ocean Palms Joint Venture of its highrise condominium in Hollywood, Florida was completed during the second quarter of 2006. Closings of condominium units commenced during February 2006 and were completed during the second quarter of 2006. During 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $49,038 during the year ended December 31, 2006 representing $29,038 from cumulative earnings generated by closings of condominium units at Ocean Palms and $20,000 from our investment in the Ocean Palms Joint Venture. We recognized cumulative earnings of $33,464 from inception through December 31, 2006 from our investment in the Ocean Palms Joint Venture.
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $292 and $763 for the years ended December 31, 2006 and 2005, respectively. Advances under the promissory note were subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. During April 2006, the advances under this promissory note and accrued interest totaling $5,455 were repaid by the Ocean Palms Joint Venture member.

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
     In 2006, net cash provided by operating activities amounted to $156,875, primarily as a result of net income of $174,726 and distributions of earnings from an unconsolidated joint venture of $29,038, proceeds from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture and proceeds of $11,092 from the collection of receivables. Partially offsetting net cash provided by operating activities is the increase in land and other inventories of $62,503 and decrease in customer deposits of $39,446. Contributing to the increase in inventories for 2006 were land acquisitions of approximately $18,300 and expenditures on construction and land development of $44,203. Net cash provided by investing activities amounted to $15,198 primarily as a result of distributions of capital from an unconsolidated joint venture of $20,000 and return of advances of $4,910 from a promissory note to our Ocean Palms Joint Venture member offset by expenditures of $8,679 for investments in property, plant and equipment, as well as expenditures of $1,033 for investments in unconsolidated joint ventures. Net cash used in financing activities of $6,792 resulted from repayment of $17,182 in real estate debt, partially offset by borrowings of $10,000 from a revolving line of credit and proceeds of $250 from the exercise of stock options.
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
     As described above (see “Overview — Primary Residential Development — Poinciana”), in December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in the Counties, to be known as the Poinciana Parkway. Under our agreements with the Counties, the Parkway is to be substantially complete and open to traffic by October 31, 2008, barring delays for some period of time resulting from causes beyond our reasonable control. We currently estimate our right-of-way acquisition, development and construction costs for the Parkway to be approximately $117,000 of which approximately $10,000 has been expended, but no assurances of the ultimate amount can be given at this early stage. Based on preliminary discussions with potential third-party purchasers, we believe that the value of the toll road, upon completion, would be not less than our estimated right-of-way acquisition, development and construction costs.
     We anticipate that cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, fund the right-of-way acquisition, development and construction of the Poinciana Parkway, as well as to commence appropriate development of new projects on properties currently owned and/or to be acquired. (See “Results of Operations – Fiscal Year 2007.”)
OFF-BALANCE SHEET ARRANGEMENTS
     In general, our operations do not include transactions categorized as off-balance sheet arrangements. However, certain amendments or certain interpretations of accounting rules could provide for such categorization of certain joint venture transactions.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for development of a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We are accounting for the operating profits or losses under the equity method of accounting. Since the commencement of sales in 2003 through December 31, 2006, all units have been sold and closed at an aggregate sales volume of $203,717. Closings of condominium units commenced during February 2006 and were completed during the second quarter of 2006. During 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $49,038 during the year ended December 31, 2006 representing $29,038 from cumulative earnings generated by closings of condominium units at Ocean Palms and $20,000 from our investment in the Ocean Palms Joint Venture. We recognized cumulative earnings of $33,464 from inception through December 31, 2006 from our investment in the Ocean Palms Joint Venture. Reference is made to Note F in Item 8 under the caption “Notes to Consolidated Financial Statements” for the balance sheet and statement of operations of the Ocean Palms Joint Venture.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
OFF-BALANCE SHEET ARRANGEMENTS — continued
     As of December 31, 2006, we own an equity interest in a joint venture (excluding Ocean Palms Joint Venture described above) formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria of variable interest entities (VIEs) under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the expected losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is accounted for using the equity method of accounting. Our investment in this entity as of December 31, 2006 is the amount invested of $7,686. This entity has assets totaling approximately $15,313 at December 31, 2006.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
     The following table reflects contractual obligations as of December 31, 2006:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years (1)	Years	5 Years years

Long-Term Debt Obligations	$136,925	$—	$15,730	$1,195	$120,000
Interest Obligations on Long-Term Debt	$96,896	$6,423	$13,523	$10,800	$66,150
Capital Lease Obligations (includes interest)	$1,086	$496	$578	$12	$—
Operating Lease Obligations	$4,119	$1,811	$1,782	$361	$165
Purchase Obligations – Residential Development	$95,019	$95,019	$—	$—	$—
Purchase Obligations – Other	$23,634	$7,328	$11,195	$5,111	$—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	$24,693	$1,000	$2,000	$2,000	$19,693
     Long-term debt obligations represent:
•	$15,730 outstanding under a purchase money mortgage associated with land acquired in Poinciana, payable by 2009

•	$1,195 community development district obligations associated with Sterling Hill in Hernando County, Florida, payable by 2010

•	$120,000 outstanding under the 4.50% Convertible Senior Notes due 2024

•	$0 outstanding under the Unsecured Credit Facility due 2010
     Purchase obligations (residential development) represent purchase commitments of $95,019 as of December 31, 2006 for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes. Other purchase obligations – represents compensation to executives pursuant to employment contracts.
     Other long-term contractual obligations represent the estimated cost to complete certain utilities improvements in areas within Poinciana and Rio Rico where homesites have been sold.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
DISCLOSURE OF CONTRACTUAL OBLIGATIONS — continued
(1) Timing and amount are currently estimated. Therefore, amount is not included within the table. In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties in Florida, to be known as the Poinciana Parkway. It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the toll road, and under our agreements we have the right to sell it to a third party together with our rights to operate the toll road. Under our agreements with the Counties, the Parkway is to be substantially complete and open to traffic by October 31, 2008, barring delays for some period of time resulting from causes beyond our reasonable control. We have agreed to indemnify Osceola and Polk Counties against liability for loss, injury or damage to persons or property, including, without limitation, consequential damages, imposed on the Counties, except for any such loss, injury or damage that is caused by or results from the gross negligence or willful misconduct of the Counties.
We have made significant progress toward obtaining the various necessary governmental and environmental permits and approvals for construction of the Parkway. We currently estimate our acquisition, development and construction costs for the Parkway to be approximately $117,000 of which approximately $10,000 has been expensed, but no assurances of the ultimate amount can be given at this early stage. Currently, we are in the process of seeking bids from third parties for construction of the Parkway. Based on preliminary discussions with potential third-party purchasers, we believe that the value of the toll road, upon completion, would be not less than our estimated right-of-way acquisition, development and construction costs.
EFFECTS OF INFLATION AND ECONOMIC CONDITIONS
     Our operations may be negatively affected by inflation and general economic conditions. Adverse changes in employment levels, consumer income, available financing and interest rates may result in fewer sales. A low interest rate environment contributes significantly to the ability of purchasers to obtain financing for home purchases. Higher interest rates and higher sales prices may reduce demand for housing. Also, increasing competition for raw land and development opportunities has resulted in higher prices for raw land and development opportunities. Other economic conditions could affect operations (see “Risk Factors”).
     In addition, the weakening of the residential real estate market, which we believe began in the third quarter of 2005 and has continued to date, has resulted in reduced demand for new single-family and multi-family residences in the geographic areas in which we develop and sell residences. Higher interest rates, stricter requirements of mortgage lenders and other factors, including the volume of resales of units purchased by real estate investors and speculators, have contributed to an increase in cancellations of new home sales, as well as higher volume of inventory units resulting from purchasers’ inability to close on completed units. However, since December 31, 2006, cancellations have decreased significantly.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Avatar is subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels and third-party financing and could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. In addition, Avatar is subject to market risk related to potential adverse changes in interest rates on the Unsecured Credit Facility. The interest rate for the Unsecured Credit Facility fluctuates with LIBOR lending rates, both upwards and downwards. See Notes G and P (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See “Item 7. Risk Factors” for further discussion of risks.)

Item 8 . Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of Avatar Holdings Inc. and subsidiaries as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm, that audited the consolidated financial statements of Avatar Holdings Inc. and subsidiaries included in this annual report, has issued an attestation report on management’s assessment of our internal control over financial reporting. The attestation report follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Avatar Holdings Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Avatar Holdings Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avatar Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Avatar Holdings Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Avatar Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 5, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Avatar Holdings Inc.
We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Avatar Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 5, 2007

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2006	2005
Assets
Cash and cash equivalents	$203,760	$38,479
Restricted cash	3,637	6,020
Receivables, net	13,863	29,865
Land and other inventories	456,549	392,843
Land inventory not owned	—	18,171
Property, plant and equipment, net	47,032	41,444
Investment in unconsolidated joint ventures	7,583	55,781
Prepaid expenses	10,066	13,985
Other assets	8,487	9,110
Deferred income taxes	95	3,823
Assets of business transferred under contractual arrangements	—	16,889

Total Assets	$751,072	$626,410

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$120,000	$120,000
Real estate	16,925	24,107
Obligations related to land inventory not owned	—	18,171
Estimated development liability for sold land	24,693	26,717
Accounts payable	22,053	16,526
Accrued and other liabilities	43,694	42,087
Customer deposits	18,351	57,797
Liabilities of business transferred under contractual arrangements	—	8,113

Total Liabilities	245,716	313,518

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,725,559 shares at December 31, 2006 10,711,286 shares at December 31, 2005	10,726	10,711
Additional paid-in capital	226,013	214,873
Unearned restricted stock units	—	(6,583)
Retained earnings	343,641	168,915

	580,380	387,916
Treasury stock: at cost, 2,531,823 shares at December 31, 2006 and December 31, 2005	(75,024)	(75,024)

Total Stockholders’ Equity	505,356	312,892

Total Liabilities and Stockholders’ Equity	$751,072	$626,410

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands except per-share amounts)

	For the year ended December 31
	2006	2005	2004
Revenues
Real estate revenues	$829,606	$512,653	$330,148
Interest income	3,363	1,419	1,222
Other	2,110	2,776	2,835

Total revenues	835,079	516,848	334,205

Expenses
Real estate expenses	539,828	419,913	289,955
General and administrative expenses	36,306	27,142	19,673
Interest expense	—	475	1,539

Total expenses	576,134	447,530	311,167

Equity earnings (loss) from unconsolidated joint ventures	(193)	17,871	14,918

Income from continuing operations before income taxes	258,752	87,189	37,956
Income tax expense	(84,026)	(29,990)	(12,678)

Income from continuing operations	174,726	57,199	25,278

Discontinued operations:
Income from discontinued operations (including gain on disposal of $8,322 and $6,465 in 2005 and 2004, respectively)	—	9,562	6,905
Income tax expense	—	(3,634)	(2,624)

Income from discontinued operations	—	5,928	4,281

Net income	$174,726	$63,127	$29,559

Basic Earnings Per Share:
Income from continuing operations	$21.33	$7.10	$2.98
Income from discontinued operations	—	0.73	0.51

Net income	$21.33	$7.83	$3.49

Diluted Earnings Per Share:
Income from continuing operations	$16.59	$5.72	$2.69
Income from discontinued operations	—	0.56	0.41

Net income	$16.59	$6.28	$3.10

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

				Unearned
			Additional	Restricted
	Common Stock		Paid-in	Stock	Retained	Treasury Stock
	Shares	Amount	Capital	Units	Earnings	Shares	Amount

Balance at January 1, 2004	10,541,394	$10,541	$206,874	($6,147)	$76,229	(1,151,622)	($21,598)

Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	64	—	—	—	—
Exercise of stock options	39,994	40	1,201	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,371,637)	(52,998)
Grant of restricted stock units	—	—	4,336	(4,336)	—	—	—
Amortization of restricted stock units	—	—	—	2,470	—	—	—
Net income	—	—	—	—	29,559	—	—

Balance at December 31, 2004	10,581,388	10,581	212,475	(8,013)	105,788	(2,523,259)	(74,596)

Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	241	—	—	—	—
Issuances from exercise of stock options and restricted stock units	159,898	160	88	—	—	—	—
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units	(30,000)	(30)	(1,678)	—	—	—	—
Tax benefit from vesting of restricted stock units and exercise of stock options	—	—	1,639	—	—	—	—
Grant of restricted stock units	—	—	1,681	(1,681)	—	—	—
Amortization of restricted stock units	—	—	—	3,111	—	—	—
Earnings participation stock award	—	—	351	—	—	—	—
Other share based compensation	—	—	76	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(8,564)	(428)
Net income	—	—	—	—	63,127	—	—

Balance at December 31, 2005	10,711,286	10,711	214,873	(6,583)	168,915	(2,531,823)	(75,024)

Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	611	—	—	—	—
Issuances from exercise of stock options and restricted stock units	14,273	15	240	—	—	—	—
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity — continued
(Dollars in thousands)

				Unearned
			Additional	Restricted
	Common Stock		Paid-in	Stock	Retained	Treasury Stock
	Shares	Amount	Capital	Units	Earnings	Shares	Amount

Tax benefit from exercise of stock options	—	—	140	—	—	—	—
Transfer of unearned restricted stock to additional paid in capital upon adoption of SFAS 123(R)	—	—	(6,583)	6,583	—	—	—
Amortization of restricted stock units and stock options	—	—	3,104	—	—	—	—
Earnings participation stock award	—	—	13,478	—	—	—	—
Other share based compensation	—	—	150	—	—	—	—
Net income	—	—	—	—	174,726	—	—

Balance at December 31, 2006	10,725,559	$10,726	$226,013	$—	$343,641	(2,531,823)	($75,024)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$174,726	$63,127	$29,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,503	4,589	4,680
Amortization of stock based compensation	16,737	3,538	2,470
Impairment of goodwill	654	—	—
Income on disposal from discontinued operations, net of taxes	—	(5,160)	(4,008)
Equity earnings (loss) from unconsolidated joint ventures	193	(17,871)	(14,918)
Distributions of earnings from unconsolidated joint venture	29,038	4,528	—
Deferred income taxes	4,479	(287)	4,240
Excess income tax benefit from exercise of stock options	(140)	—	—
Changes in operating assets and liabilities:
Restricted cash	2,383	(33)	(3,796)
Receivables	11,092	(8,394)	(7,509)
Inventories	(62,503)	(86,033)	(57,635)
Prepaid expenses	3,919	4,958	(12,157)
Other assets	(31)	3,934	(6,024)
Accounts payable and accrued and other liabilities	2,495	16,101	2,536
Customer deposits	(39,446)	11,994	21,245
Assets/liabilities of business transferred under contractual arrangements	8,776	(1,359)	(7,409)
Assets/liabilities of discontinued operations	—	(768)	(273)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	156,875	(7,136)	(48,999)

INVESTING ACTIVITIES
Investment in property, plant and equipment	(8,679)	(1,012)	(2,680)
Investment in unconsolidated joint ventures	(1,033)	(8,502)	—
Repayment of advances from promissory note	4,910	—	—
Distributions of capital from an unconsolidated joint venture	20,000	—	—
Net proceeds from sales of discontinued operations	—	23,844	12,868

NET CASH PROVIDED BY INVESTING ACTIVITIES	15,198	14,330	10,188

FINANCING ACTIVITIES
Net proceeds from revolving line of credit	10,000	86,933	—
Proceeds from issuance of 4.5% Notes	—	—	120,000
Payment of debt issuance costs	—	(523)	(4,186)
Principal payments of real estate borrowings	(17,182)	(82,735)	(20,107)
Purchase of treasury stock	—	(428)	(52,998)
Proceeds from exercise of stock options	250	248	1,000
Excess income tax benefit from exercise of stock options	140	—	—
Payment of withholding taxes related to restricted stock units withheld	—	(1,708)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(6,792)	1,787	43,709

INCREASE IN CASH AND CASH EQUIVALENTS	165,281	8,981	4,898

Cash and cash equivalents at beginning of year	38,479	29,498	24,600

CASH AND CASH EQUIVALENTS AT END OF YEAR	$203,760	$38,479	$29,498

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows — continued
(Dollars in thousands)

	For the year ended December 31
	2006	2005	2004
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Land and other inventories	$—	$—	$11,720
Notes, mortgage notes and other debt:
Real estate	$—	$—	$11,720
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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
     Certain 2005 and 2004 financial statement items have been reclassified to conform to the 2006 presentation including the effects of reclassifications from discontinued operations.
General:
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities include the development of active adult (55 years and older) and primary residential communities. We also engage in a variety of other real estate related activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency.
Cash and Cash Equivalents and Restricted Cash:
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as a cash equivalent which was $18,824 and $18,138 as of December 31, 2006 and 2005, respectively. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
     Restricted cash includes deposits of $3,637 and $6,020 as of December 31, 2006 and 2005, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close. We had escrow funds of $331 and $939 as of December 31, 2006 and 2005, respectively, that are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Receivables, net:
     Receivables, net includes amounts in transit or due from title companies for house closings and contracts and mortgage notes receivable from the sale of homesites. As of December 31, 2006, the balance includes deferred gross profit and allowance for bad debts of $69 and $287, respectively, and as of December 31, 2005, the balance includes deferred gross profit and allowance for bad debts of $125 and $343, respectively.
Land Inventories:
     Land inventories are stated at cost. Cost includes expenditures for acquisition, construction, development and carrying charges. Interest cost incurred during the period of land development and construction, when applicable, is capitalized as part of the cost of such projects. Land acquisition, construction and development costs are assigned to individual components of projects based on specific identification or other allocation methods based upon U.S. generally accepted accounting principles. The costs of amenities deeded to appropriate homeowner associations are considered community-wide costs and are allocated using the relative sales value method or other methods which approximate the relative sales value method based on U.S. generally accepted accounting principles. Amenities owned by us are capitalized as Property, Plant and Equipment and depreciated principally using the straight-line method over the useful lives of the assets. Inventories to be disposed of are carried at the lower of cost or fair value less cost to sell.
Impairment of Long-Lived Assets:
     Based on Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we are required to review the carrying value of each of our long-lived assets and write down the value of those long-lived assets for which we believe the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 144 also addresses the accounting for long-lived assets that are held for sale and expected to be disposed of. We periodically review the carrying value of our long-lived assets and, if such reviews indicate a lack of recovery of the net book value based on estimates on undiscounted future cash flows, we reduce the carrying value of the assets accordingly based on fair value. No impairment existed at December 31, 2006 and 2005. In accordance with the provisions of SFAS No. 144, we presented the sale of Rio Rico Utilities, the sale of the assets of a mini storage facility and shopping center in Poinciana during 2005, as well as the sale of substantially all of the assets of our cable operations located in Poinciana and the sale of the Harbor Islands marina located in Hollywood, Florida during 2004, as discontinued operations.
Property, Plant and Equipment:
     Property, plant and equipment are stated at cost and depreciation is computed principally by the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost. Repairs and maintenance are expensed as incurred.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Goodwill and Indefinite-Lived Intangible Assets:
     Goodwill and indefinite-lived intangible assets are not amortized; however, they are subject to evaluation for impairment at least annually or more frequently if facts and circumstances warrant, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, then we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. In accordance with SFAS No. 142 “Goodwill and Intangible Assets”, we perform annual impairment testing on our goodwill and other intangible assets, or more frequently if facts and circumstances indicate a potential impairment. We perform our annual test as of December 31 each year. However, during the first quarter of 2006, we performed an interim impairment test in accordance with SFAS No. 142 on goodwill associated with the Harbor Islands community because facts and circumstances indicated a potential impairment. Based on this impairment test, we determined that this goodwill was impaired as a result of the closing of the final housing unit in this community. Since the Harbor Islands community was completed during the first quarter of 2006, the associated goodwill of $654 was written-off under the caption of Real Estate Expense in the consolidated statement of income for 2006. Except for the Harbor Islands goodwill previously discussed, we did not experience any impairment losses related to goodwill during the years ended December 31, 2006, 2005 and 2004. Goodwill of $1,685 is included in Other Assets as of December 31, 2006 and 2005 in the consolidated balance sheets.
Revenues:
     In accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and we are not obligated to perform significant future activities.
Advertising Costs:
     Advertising costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, advertising costs totaled $4,844, $3,518, and $3,191, respectively, and are included in real estate expenses in the accompanying consolidated statements of income.
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

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
     During the years ended December 31, 2006, 2005 and 2004 changes in the warranty reserve consist of the following:

	2006	2005	2004
Warranty reserve as of January 1	$1,616	$1,370	$977
Estimated warranty expense	4,187	2,455	1,953
Amounts charged against warranty reserve	(3,484)	(2,209)	(1,560)

Warranty reserve as of December 31	$2,319	$1,616	$1,370

Income Taxes:
     Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A deferred tax asset valuation is recorded based on the judgment of when it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized.
Share-Based Compensation:
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
     As of December 31, 2006, an aggregate of 1,105,829 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 796,255 options and stock units granted. There were 309,574 shares available for grant at December 31, 2006.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable of being achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for periods prior to adoption have not been restated.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
     As a result of the adoption of SFAS No. 123(R), the charge to income from continuing operations before income taxes and net income for the year ended December 31, 2006 was $283 and $176, respectively. The impact of adopting SFAS 123(R) on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.02.
     SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, required disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the years ended December 31, 2005 and 2004 had compensation expense for stock-based compensation awarded under our stock-based incentive compensation plan been based on fair value at the grant date. For purposes of this pro forma disclosure, the value of the stock options granted is estimated using the Black-Scholes option-pricing model and the Monte-Carlo option valuation model (like a lattice model) for restricted stock units granted.

		Restated	As Reported
	2005	2004	2004
Net income – as reported	$63,127	$29,559	$29,559
Add: Stock-based compensation expense included in reported net income, net of related tax expense	1,929	1,532	1,532
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(1,714)	(840)	(1,714)

Net income – pro forma	$63,342	$30,251	$29,377

Earnings Per Share:
Basic
As reported	$7.83	$3.49	$3.49

Pro forma	$7.86	$3.57	$3.47

Diluted
As reported	$6.28	$3.10	$3.10

Pro forma	$6.30	$3.17	$3.09

     The amounts previously reported for 2004 for stock-based compensation under the fair value method for the pro forma disclosure in the table above have been restated to reflect the correction of assumptions used in determining the stock-based compensation under the fair value method with respect to certain market conditioned restricted stock units. With respect to pro forma amounts previously reported, management’s assumptions used in determining the stock-based compensation under the fair value method excluded consideration of the market conditions of the restricted stock units. These corrected assumptions did not affect the actual reported net income or earnings per share.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Repurchase of Common Stock and Notes:
     On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. As of December 31, 2006, the remaining authorization for purchase of shares of Avatar’s common stock was $15,829. During 2006, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.
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
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 14,273, 129,898 and 39,994 shares of our common stock for 2006, 2005 and 2004, respectively, due to the exercise of stock options, restricted stock units and stock units.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Numerator:
Basic earnings per share – income from continuing operations	$174,726	$57,199	$25,278
Interest expense on 4.50% Notes, net of tax	3,266	3,285	2,618

Diluted earnings per share – income from continuing operations	$177,992	$60,484	$27,896

Basic earnings per share – net income	$174,726	$63,127	$29,559
Interest expense on 4.50% Notes, net of tax	3,266	3,285	2,618

Diluted earnings per share – net income	$177,992	$66,412	$32,177

Denominator:
Basic weighted average shares outstanding	8,193,136	8,058,634	8,474,988
Effect of dilutive restricted stock	217,745	195,913	131,594
Effect of dilutive employee stock options	39,671	44,347	38,897
Effect of dilutive 4.50% Notes	2,280,068	2,280,068	1,722,579

Diluted weighted average shares outstanding	10,730,620	10,578,962	10,368,058

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Recently Issued Accounting Pronouncements:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is January 1, 2008 for us, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS No.157 and assessing the impact it may have on our financial position and results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is January 1, 2007 for us. We have evaluated the provisions of FIN 48 and adoption of FIN 48 will not have a material impact on our financial position and results of operations.
     In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (our fiscal year ended December 31, 2006). SAB 108 did not have an effect on our financial position and results of operations.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66. Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year begins January 1, 2008). The effect of EITF 06-8 is not expected to be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007 (our fiscal year begins January 1, 2008). We have not yet determined what, if any, impact SFAS No. 159 will have on our financial position or results of operations.

NOTE B — REAL ESTATE REVENUES
     The components of real estate revenues are as follows:

	For the year ended December 31
	2006	2005	2004
Primary residential	$447,487	$309,608	$214,107
Active adult community	241,866	148,515	105,663
Commercial/industrial and other land sales	133,466	48,455	5,284
Rental, leasing and other real estate operations	6,787	6,075	5,094

Total real estate revenues	$829,606	$512,653	$330,148

     During the year ended December 31, 2006, we realized pre-tax profits of $108,305 on revenues of $133,466 from commercial and industrial and other land sales. For the year ended December 31, 2005, we realized pre-tax profits of $25,770 on revenues of $48,455 from commercial and industrial and other land sales. For the year ended December 31, 2004, we realized pre-tax profits of $4,400 on revenues of $5,284 from commercial and industrial and other land sales.
     For the year ended December 31, 2006, pre-tax profits on sales of commercial and industrial land were $39,927 on aggregate sales of $44,110. Also during 2006, pre-tax profits on sales of other land were $64,051 on aggregate sales of $76,171. Included in other land sales is the sale of our approximately 4,400-acre property known as Ocala Springs in Marion County, Florida (the “Ocala Property”). The aggregate sales price for the Ocala Property was $75,122 which resulted in pre-tax profit of approximately $62,800. We also realized, during 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005.
     During the year ended December 31, 2005, pre-tax profits on sales of commercial and industrial land were $9,469 on aggregate sales of $13,145. Also during 2005, pre-tax profits on sales of other land were $12,170 on aggregate sales of $21,423. Included in other land sales for 2005 is the sale of our 50% equity interest in the Blueview Joint Venture (defined later) for a sales price of $13,887 which resulted in a pre-tax gain of approximately $4,100. Also included in other land sales is our 50% equity interest in an unconsolidated joint venture, the sole asset of which is land, for a sales price of $11,000 which resulted in a pre-tax gain of approximately $4,258.
     During 2004, pre-tax profits on sales of commercial and industrial land were $3,015 on aggregate sales of $3,772. Also during 2004, pre-tax profits on sales of other land were $1,385 on aggregate sales of $1,512.
     See “Financial Information Relating to Industry Segments” in Note O.

NOTE C — LAND AND OTHER INVENTORIES
     Inventories consist of the following:

	December 31
	2006	2005
Land developed and in process of development	$233,127	$177,752
Land held for future development or sale	96,214	84,667
Dwelling units completed or under construction	126,482	129,851
Other	726	573

	$456,549	$392,843

     During January 2006, we closed for a cash purchase price of approximately $18,300 on 1,288 acres, the remaining phases of land in Poinciana which we contracted to acquire in October 2003 and which were classified as land inventory not owned and obligations related to land inventory not owned on the accompanying consolidated balance sheet as of December 31, 2005. We have not contracted to purchase land since January 2005.
NOTE D — PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment and accumulated depreciation consist of the following:

	December 31
	2006	2005
Land and improvements	$22,302	$15,981
Buildings and improvements	29,964	26,861
Machinery, equipment and fixtures	12,537	11,382
Amenities construction in progress	4,176	6,615

	68,979	60,839
Less accumulated depreciation	(21,947)	(19,395)

	$47,032	$41,444

     Amenities owned by Avatar and which are not held for future transfer to homeowners associations are included in property, plant and equipment. The book values of these amenities (excluding amenities construction in progress) were $40,109 and $32,207 as of December 31, 2006 and 2005, respectively.
     Depreciation charged to operations during 2006, 2005 and 2004 was $3,091, $2,568 and $2,601, respectively.

NOTE E — ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	December 31
	2006	2005
Gross unexpended costs	$31,045	$36,689
Less costs relating to unsold homesites	(6,352)	(9,972)

Estimated development liability for sold land	$24,693	$26,717

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. During the first quarter of 2005, we began evaluating the required improvements in Poinciana and Rio Rico and obtained third-party engineer evaluations which concluded during the third and fourth quarters of 2005. During 2006, we continued to obtain quarterly third-party engineer evaluations and recorded charges of approximately $1,086 for 2006. For fiscal year 2005 and 2004, we recorded charges of $7,872 and $4,758, respectively. Costs for construction, material and labor, as well as other land development and utilities infrastructure costs, increased substantially during 2004 and 2005. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
NOTE F — CONSOLIDATION OF VARIABLE INTEREST ENTITIES
     The FASB issued Interpretation No. 46(R) (“FIN 46(R)”) (which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”), which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Investments in Consolidated Joint Venture
     On March 17, 2004, a subsidiary, Avatar Regalia, Inc., entered into a joint venture for possible investment in and/or development of Regalia (the “Regalia Joint Venture”), a luxury residential highrise condominium on an approximately 1.18-acre oceanfront site in Sunny Isles Beach, Florida (the “Property”), approximately three miles south of Hollywood, Florida whereby we had a 50% equity interest in the Regalia Joint Venture. We evaluated the impact of FIN 46(R) as it relates to our equity interest in the Regalia Joint Venture and determined that we were the primary beneficiary since we were the entity that would absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, under the provisions of FIN 46 (R), we commenced consolidating the Regalia Joint Venture into our financial statements during the first quarter of 2004. On June 30, 2005, we assigned our 50% equity interest in the Regalia Joint Venture to our 50% equity partner for which we received a promissory note in the amount of approximately $11,500 secured by a mortgage on the Property. Under the terms of the promissory note, we could advance up to an additional $750. The interest rate on this promissory note was 8% per annum. Unpaid principal and interest of $13,185 under this promissory note was due and collected on June 30, 2006 resulting in the recognition of a sale and pre-tax gain of $4,327. The consolidated assets and liabilities of the Regalia Joint Venture are reflected in the accompanying consolidated balance sheets as of December 31, 2005 as “Assets of business transferred under contractual arrangements” and “Liabilities of business transferred under contractual arrangement”, because until June 30, 2006 the risks of ownership had not been transferred to allow us to recognize this transaction as a sale.

NOTE F — CONSOLIDATION OF VARIABLE INTEREST ENTITIES — continued
     On January 28, 2005, a subsidiary, Avatar Properties at Doral, Inc., entered into a joint venture for the acquisition of land and development of Blueview Golf Villas (the “Blueview Joint Venture”) on a 16-acre parcel of property in South Florida whereby we had a 50% equity interest in the Blueview Joint Venture. We evaluated the impact of FIN 46(R) as it relates to our equity interest in the Blueview Joint Venture and determined that we were the primary beneficiary since we were the entity that would absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Thus, under the provisions of FIN 46 (R), we commenced consolidating the Blueview Joint Venture into our financial statements during the first quarter of 2005. We contributed $9,790 to the Blueview Joint Venture through October 5, 2005 towards acquisition of the property and reimbursement of certain third party costs. On October 5, 2005, we sold and assigned our 50% equity interest in the Blueview Joint Venture to the Blueview Joint Venture for a cash sales price of $13,887. This sale resulted in a pre-tax gain of approximately $4,100.
Investments in Unconsolidated Joint Ventures:
     As of December 31, 2006, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria of VIEs under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is accounted for using the equity method of accounting. Our investment in this entity as of December 31, 2006 is the amount invested of $7,686. This entity has assets consisting solely of land totaling approximately $15,313 at December 31, 2006. During the fourth quarter of 2005, we sold a 50% equity interest in this unconsolidated joint venture (which had been consolidated when formed during the fourth quarter), which resulted in a pre-tax gain of approximately $4,500.
     During 2006, an unconsolidated joint venture decided to terminate an option agreement to acquire property in Florida, which, although not considered an impairment for accounting purposes, resulted in a write-off of our investment of $1,765 in this joint venture during 2006. During January 2007, the partners decided to dissolve this joint venture.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture in which it committed to fund up to $25,000 for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We evaluated the impact of FIN 46(R) as it related to our equity interest in the Ocean Palms Joint Venture and determined that it does not qualify as a variable interest entity; thus, the Ocean Palms Joint Venture is not subject to the consolidation provisions of FIN 46(R). We are accounting for our investment in the Ocean Palms Joint Venture under the equity method whereby we recognize our share of profits and losses. Since the commencement of sales in 2003 through December 31, 2006, all units have been sold and closed at an aggregate sales volume of $203,717. Closings of condominium units commenced during February 2006 and were completed during the second quarter of 2006. During 2006, the Ocean Palms Joint Venture realized cash proceeds from closings and the construction financing was repaid. We received cash distributions of $49,038 during the year ended December 31, 2006 representing $29,038 from cumulative earnings generated by closings of condominium units at Ocean Palms and $20,000 from our investment in the Ocean Palms Joint Venture. We recognized cumulative earnings of $33,464 from inception through December 31, 2006 from our investment in the Ocean Palms Joint Venture.
     On March 9, 2004, we agreed to lend up to $5,000 to the sole stockholder of the Ocean Palms Joint Venture member, represented by a two-year interest-bearing promissory note. We recognized interest income from this promissory note of $289, $763 and $72 for the years ended December 31, 2006, 2005 and 2004, respectively. Advances under the promissory note were subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. During April 2006, the advances under this promissory note and accrued interest totaling $5,455 were repaid by the Ocean Palms Joint Venture member.

NOTE F — CONSOLIDATION OF VARIABLE INTEREST ENTITIES — continued
     The following is the Ocean Palms Joint Venture’s condensed balance sheets as of December 31, 2006 and 2005:

	December 31
	2006	2005
Assets:
Cash and cash equivalents	$227	$1,073
Restricted cash	—	28,885
Customer receivables	—	146,114
Sales center	168	168
Other assets	14	915

Total assets	$409	$177,155

Liabilities and Members’ (Deficit) Capital:
Accounts payable and accrued liabilities	$615	$15,429
Construction and notes payable	—	77,445
Members’ (Deficit) Capital of:
Avatar	(103)	47,363
Joint venture partner	(103)	36,918

Total liabilities and members’ (deficit) capital	$409	$177,155

     The following is the Ocean Palms Joint Venture’s condensed statements of income for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Revenues:
Sales of condominiums	$6,256	$106,276	$98,014
Interest and other income	995	3,089	284

Total revenues	7,251	109,365	98,298

Operating expenses:
Cost of sales	4,539	70,431	66,313
Operating costs and expenses	112	299	1,169

Total operating expenses	4,651	70,730	67,482

Net income	$2,600	$38,635	$30,816

     Our share of the net income from the Ocean Palms Joint Venture was $1,573, $17,955 and $14,918 for the years ended December 31, 2006, 2005 and 2004, respectively.
     During 2007, the Ocean Palms Joint Venture operations will primarily consist of the sale of the remaining parking spaces, sale of the realty operations and activities related to winding down the Ocean Palms Joint Venture, which are anticipated to fund the deficit in members’ capital and pay the liabilities of the Ocean Palms Joint Venture.

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT
     Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2006	2005
Corporate:
4.50% Convertible Senior Notes, due 2024	$120,000	$120,000

Real estate:
Purchase Money Mortgage Note payable, prime + 2%, due 2009 *	$15,730	$15,730
5.50% Term Bonds payable, due 2010	1,195	3,377
Unsecured Credit Facility, due 2010	—	5,000

	$16,925	$24,107

*	Effective February 1, 2006, this note was amended to fix the interest rate at 6% for the period February 1, 2006 through January 31, 2008.
Corporate:
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries. Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. During the fourth quarter of 2006, the closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days. Therefore the 4.50% Notes became convertible for the quarter beginning January 1, 2007.
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

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
Real Estate:
     In conjunction with the acquisition of undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note. The purchase money note is secured by a mortgage on this land. This note matures November 2009. Under the original terms of the note, the interest rate is 2% per annum above prime rate of interest published from time to time in the Wall Street Journal adjusted every six months during the term of the note. However, effective February 1, 2006, the purchase money note was amended to fix the interest rate at 6% for the period February 1, 2006 through January 31, 2008. From February 1, 2008 through maturity, the interest rate reverts to a variable rate as previously described. The amendment of this note is not substantially different from the original note in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.
     In conjunction with developed land acquired in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. The outstanding balance as of December 31, 2006 and 2005 was $1,195 and $3,377, respectively.
     On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of December 31, 2006 was 7.07%.
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
     The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, and (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of December 31, 2006. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the last twelve month period. As of December 31, 2006, we exceeded this limitation. However, during the fourth quarter of 2006, we obtained a waiver of this requirement for the quarter ended December 31, 2006 and the entirety of 2007.

NOTE G — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or its consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     The Unsecured Credit Facility provides that once each fiscal year, we may request a twelve-month extension of the maturity date. During August 2006, the Unsecured Credit Facility was amended to extend the maturity date of the Unsecured Credit Facility from September 20, 2009 to September 20, 2010. As of December 31, 2006, we had borrowings totaling $0 under the Unsecured Credit Facility and $109,769 was available for borrowing under the Unsecured Credit Facility, net of $15,231 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     Maturities of notes, mortgage notes and other debt at December 31, 2006, are as follows:

	Corporate	Real Estate	Total
2007	$—	$—	$—
2008	—	—	—
2009	—	15,730	15,730
2010	—	1,195	1,195
2011	—	—	—
Thereafter	120,000	—	120,000

	$120,000	$16,925	$136,925

     The following table represents interest incurred; interest capitalized; and interest expense for 2006, 2005 and 2004:

	2006	2005	2004
Interest incurred	$7,762	$9,361	$5,251
Interest capitalized	(7,762)	(8,886)	(3,712)

Interest expense	$—	$475	$1,539

     We made interest payments of $7,118, $8,559 and $3,074 for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE H — EMPLOYEE BENEFIT PLANS
     We have a defined contribution savings plan that covers substantially all employees. Under this savings plan, we contribute to the plan based upon specified percentages of employees’ voluntary contributions. Our contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $293, $240 and $201, respectively.
NOTE I — LEASE COMMITMENTS
     We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2009. Rental expense for the years 2006, 2005 and 2004 were $2,116, $1,871 and $1,690, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2006 were as follows: 2007 — $1,811; 2008 — $1,464; 2009 — $318; 2010 - $219; 2011 — $142; thereafter -$165.

NOTE J — ACCRUED AND OTHER LIABILITIES
     Accrued and other liabilities are summarized as follows:

	December 31
	2006	2005
Property taxes and assessments	$400	$468
Interest	1,431	1,694
Accrued compensation	3,784	9,934
Contract retention	6,864	4,280
Warranty reserve	2,319	1,616
Accrued income taxes payable	15,206	15,009
Other	13,690	9,086

	$43,694	$42,087

NOTE K — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended (the “Incentive Plan”) provides that stock options, including incentive stock options and non-qualified stock options; stock appreciation rights; stock awards; performance-conditioned stock awards (“restricted stock units”) and stock units may be granted to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant. As of December 31, 2006, an aggregate of 1,105,829 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 796,255 options and stock units granted. There were 309,574 shares available for grant at December 31, 2006.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by SFAS No.123, “Accounting for Stock-Based Compensation” (“SFAS No.123”). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable of being achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No.123(R)”) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for periods prior to adoption have not been restated.
     As a result of the adoption of SFAS No.123(R), the charge to income from continuing operations before income taxes and net income for the year ended December 31, 2006 was $283 and $176, respectively. The impact of adopting SFAS No. 123(R) on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.02.

NOTE K — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     Prior to the adoption of SFAS No.123(R), we presented all tax benefits related to deductions resulting from the exercise of restricted stock units and stock options as operating activities in the consolidated statements of cash flows. SFAS No.123(R) requires that tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption.
     Compensation expense related to the stock option and restricted stock unit awards for the year ended December 31, 2006 was $3,104, of which $287 related to stock options and $2,817 related to restricted stock units. During the years ended December 31, 2005 and 2004, compensation expense related to our restricted stock unit awards was $3,111 and $2,470, respectively. The total income tax benefit recognized in the consolidated statements of income for stock options and restricted stock units during the year ended December 31, 2006 was $1,180, of which $109 related to stock options and $1,071 related to restricted stock units. The income tax benefit recognized in the consolidated statements of income during the years ended December 31, 2005 and 2004 for the restricted stock units was $595 and $859, respectively.
     Cash received from stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $250, $248 and $1,000, respectively. The tax benefit related to the exercise of stock options and restricted stock units during the years ended December 31, 2006, 2005 and 2004 was $140, $1,639 and $242, respectively.
     Under SFAS No.123(R), the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. Under SFAS No.123(R), the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). Under SFAS No.123(R), the fair value of restricted stock awards which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience. The significant weighted average assumptions used for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006		2005	2004
Dividend yield	N/A	*	0%	0%
Volatility rate	N/A	*	35.8% - 38.3%	40.0%
Risk-free interest rate	N/A	*	3.7% - 4.1%	3.5%
Expected life (years)	N/A	*	5	4
Weighted average fair value of units granted	$61.17		$28.36	$41.44

*	Not applicable since no stock options or restricted stock awards with specified hurdle price condition as discussed above were granted during 2006.

NOTE K — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     A summary of the status of the stock option activity for the years ended of December 31, 2006, 2005 and 2004 is presented below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	250,102	$25.00	260,000	$25.00	299,994	$25.00

Exercised	(10,000)	25.00	(9,898)	25.00	(39,994)	25.00

Outstanding at end of period	240,102	$25.00	250,102	$25.00	260,000	$25.00

Exercisable at end of period	120,102	$25.00	130,102	$25.00	140,000	$25.00

     The weighted average remaining contractual life of stock options outstanding as of December 31, 2006 was 4.2 years. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was $306.
     A summary of the restricted stock units activity for the year ended December 31, 2006 is presented below:

	2006
		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value

Outstanding at beginning of year	543,854	$25.10
Granted	13,050	61.17
Exercised	(4,000)	46.41
Forfeited	(3,100)	51.99

Outstanding at end of year	549,804	$25.84

     As of December 31, 2006, there was $8,380 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $8,093 relates to restricted stock units and $287 relates to stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. The cash award entitles the executives to a cash payment (subject to certain maximum limitations) with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of the excess of Avatar’s gross profit (as defined) over minimum levels established. Our gross profit for fiscal years 2006, 2005 and 2004 exceeded the minimum levels established. Compensation expense of $186, $4,670 and $1,238 related to this cash award was recorded for the years ended December 31, 2006, 2005 and 2004, respectively. The stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Compensation expense of $13,478, and $351 and $0 was recorded for the years ended December 31, 2006, 2005 and 2004, respectively. The income tax benefit recognized in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 for these stock awards was $5,122, $133 and $0, respectively.

NOTE K — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     During October 2000, we entered into cash bonus award agreements with certain executive officers providing for periodic cash payments upon the attainment of certain levels of cash flow in excess of a specified return to Avatar in the Harbor Islands project. We have recognized compensation expense of $0, $1,942 and $2,595 for the years ended December 31, 2006, 2005 and 2004, respectively, attributable to these cash bonus award agreements.
NOTE L — INCOME TAXES
     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current
Federal	$67,326	$27,498	$8,843
State	11,394	4,653	1,496

Total current	78,720	32,151	10,339

Deferred
Federal	4,538	(1,848)	2,000
State	768	(313)	339

Total deferred	5,306	(2,161)	2,339

Total income tax expense (benefit)	$84,026	$29,990	$12,678

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred income tax assets
Tax over book basis of land inventory	$11,259	$13,142
Unrecoverable land development costs	2,521	2,427
Tax over book basis of depreciable assets	204	(80)
Executive incentive compensation	8,506	3,369
Other	1,403	3,263

Total deferred income tax assets	23,893	22,121

Valuation allowance for deferred income tax assets	—	(14,053)

Deferred income tax assets after valuation allowance	23,893	8,068

Deferred income tax liabilities
Book over tax income recognized on sale of the Ocala Property	(23,798)	—
Book over tax income recognized on Ocean Palms Joint Venture	—	(4,245)

Net deferred income taxes	$95	$3,823

NOTE L — INCOME TAXES — continued
     As of December 31, 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets. During 2005, we decreased the valuation allowance by $2,947 which is primarily attributable to the tax over book basis of land inventory in Poinciana and to the tax over book basis of depreciable assets which were demolished being more-likely-than not realizable. During 2004, we decreased the valuation allowance by $1,000 which is primarily attributable to the tax over book basis of land inventory being more-likely-than not realizable.
     Included in this change in valuation allowance was $611, which was credited to additional paid-in capital representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980.
     The exercise and issuance of restricted stock units and stock options during 2006 generated additional income tax benefits of $140 which is reflected as an increase to additional paid-in capital.
     A reconciliation of income tax expense from continuing operations to the expected income tax expense at the federal statutory rate of 35% for each of the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Income tax expense computed at statutory rate	$90,563	$30,516	$13,285
State income tax expense, net of federal benefit	7,657	2,562	1,308
Contribution of land	—	—	(387)
Change in valuation allowance on deferred tax assets	(14,053)	(2,947)	(1,000)
Other	(141)	(141)	(528)

Income tax expense	$84,026	$29,990	$12,678

     We made income tax payments of approximately $79,350, $12,800 and $13,875 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE M — COMMITMENTS AND CONTINGENCIES
     We are involved in various pending litigation matters primarily arising in the normal course of our business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on our business or financial statements.
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties in Florida, to be known as the Poinciana Parkway. It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the toll road, and under our agreements we have the right to sell it to a third party together with our rights to operate the toll road. Under our agreements with the Counties, the Parkway is to be substantially complete and open to traffic by October 31, 2008, barring delays for some period of time resulting from causes beyond our reasonable control. We have agreed to indemnify Osceola and Polk Counties against liability for loss, injury or damage to persons or property, including, without limitation, consequential damages, imposed on the Counties, except for any such loss, injury or damage that is caused by or results from the gross negligence or willful misconduct of the Counties.
     We have made significant progress toward obtaining the various necessary governmental and environmental permits and approvals for construction of the Parkway. We currently estimate our acquisition, development and construction costs for the Parkway to be approximately $117,000 of which approximately $10,000 has been expended, but no assurances of the ultimate amount can be given at this early stage. Currently, we are in the process of seeking bids from third parties for construction of the Parkway.
NOTE N — OTHER MATTERS
     At our community of Solivita, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, and water and wastewater utilities. The bonds were issued by the Poinciana Community Development District (the “CDD”), an independent special-purpose unit of county government, established and operating in accordance withChapter 190 of the Florida Statutes. The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDD’s ability to meet its bond servicing obligations. The assessments are not liabilities of Avatar or any other landowner within the CDD but are obligations secured by the land. For the developable and developed parcels Avatar owns within the CDD, Avatar pays the assessments until such parcels are sold. After a sale by Avatar, Avatar no longer pays the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

NOTE O — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
     In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS No. 131), our current real estate operations include the following segments: the development, sale and management of an active adult community; the development and sale of primary residential communities; and the sale of commercial, industrial or other land. In accordance with SFAS No. 131, our homebuilding operations in Arizona and our title insurance agency do not qualify as separate reportable segments and are included in “Primary Residential” and “Other Operations”, respectively.
     The following tables summarize our information for reportable segments for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Revenues:
Segment revenues
Primary residential	$447,487	$309,608	$214,107
Active adult community	241,866	148,515	105,663
Commercial and industrial and other land sales	133,466	48,455	5,284
Other operations	7,405	6,668	6,842

	830,224	513,246	331,896

Unallocated revenues
Interest income	3,363	1,419	1,222
Other	1,492	2,183	1,087

Total revenues	$835,079	$516,848	$334,205

Operating income:
Segment operating income
Primary residential	$131,078	$67,089	$38,491
Active adult community	58,955	15,002	5,462
Commercial and industrial and other land sales	108,305	25,770	4,400
Other operations	2,985	2,382	3,395

	301,323	110,243	51,748

Unallocated income (expenses)
Equity earnings (loss) from unconsolidated joint venture	(193)	17,871	14,918
Interest income	3,363	1,419	1,222
General and administrative expenses	(36,306)	(27,142)	(19,673)
Interest expense	—	(475)	(1,539)
Other real estate expenses	(9,435)	(14,727)	(8,720)

Income from continuing operations before income taxes	$258,752	$87,189	$37,956

NOTE O — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS — continued

	December 31
	2006	2005
Assets:
Segment assets
Primary residential	$283,549	$265,428
Active adult community	146,278	132,307
Commercial and industrial and other land sales	10,230	8,043
Assets of business transferred under contractual arrangements	—	16,889
Unallocated assets	311,015	203,743

Total assets	$751,072	$626,410

(a)	Our businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Our homebuilding operations in Arizona and our title insurance agency do not qualify as separate reportable segments and are included in “Primary Residential” and “Other Operations”.

(e)	The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2006 and 2005 respectively: cash and cash equivalents of $202,585 and $13,847; land inventories of $86,624 and $110,841 (a majority of which is bulk land); property, plant and equipment of $904 and $1,252; investment in unconsolidated joint ventures of $7,583 and $55,781; receivables of $3,920 and $9,819; deferred income taxes of $95 and $3,823; and prepaid expenses and other assets of $9,304 and $8,380. None of the foregoing qualifies as a reportable segment in accordance with SFAS No. 131.

(f)	There is no interest expense from primary residential, active adult community, and commercial, industrial and other land sales included in segment operating income/(loss) for 2006, 2005 and 2004.

(g)	Included in segment operating profit/(loss) for 2006 is depreciation expense of $792, $1,906 and $393 from primary residential, active adult community and unallocated corporate/other, respectively. Included in segment operating income/(loss) for 2005 is depreciation expense of $629, $1,649 and $290 from primary residential, active adult community, and unallocated corporate/other, respectively. Included in segment operating income/(loss) for 2004 is depreciation expense of $595, $1,640 and $366 from primary residential, active adult community and unallocated corporate/other, respectively.

(h)	Goodwill of $1,684 as of December 31, 2006 and 2005 is included in segment assets for active adult community.
NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts and fair values of our financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$203,760	$203,760	$38,479	$38,479
Restricted cash	$3,637	$3,637	$6,020	$6,020
Receivables, net	$13,863	$13,863	$29,865	$29,865
Notes, mortgage notes and other debt:
Corporate:
4.50% Convertible Senior Notes	$120,000	$180,332	$120,000	$132,409
Real estate:
Purchase Money Mortgage Note $15,730	$15,730	$13,276	$15,730	$11,155
5.50% Term Bonds payable	$1,195	$964	$3,377	$2,578
Unsecured Credit Facility	$—	$—	$5,000	$3,937

NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS — continued
In estimating the fair value of financial instruments, we used the following methods and assumptions:
Cash and cash equivalents and restricted cash: The carrying amount reported in the consolidated balance sheets for cash approximates its fair value.
Receivables, net: The carrying amount reported in the consolidated balance sheets for receivables, net approximates its fair value since a significant portion of these receivables represents amounts in transit or due from title companies for house closings and contracts.
Convertible Senior Notes: At December 31, 2006, the fair value of the 4.50% Notes is estimated based on quoted market prices.
Real Estate Notes Payable: The fair values of notes payable are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.
NOTE Q — QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for 2006 and 2005 is as follows:

	2006 Quarter
	First	Second	Third	Fourth
Net revenues	$155,214	$170,689	$158,312	$350,864
Expenses	(121,634)	(126,571)	(120,875)	(207,054)
Equity earnings (losses) from unconsolidated joint ventures	1,630	90	165	(2,078)

Income from continuing operations before income taxes	35,210	44,208	37,602	141,732
Income tax expense	(10,574)	(17,025)	(14,749)	(41,678)

Net income	$24,636	$27,183	$22,853	$100,054

Earnings per share:
Basic	$3.01	$3.32	$2.79	$12.21

Diluted	$2.39	$2.62	$2.21	$9.27

NOTE Q — QUARTERLY FINANCIAL DATA (UNAUDITED) — continued

	2005 Quarter
	First	Second	Third	Fourth
Net revenues	$91,223	$107,419	$107,792	$210,414
Expenses	(79,316)	(97,172)	(104,409)	(166,633)
Equity earnings from unconsolidated joint venture	7,569	4,755	3,534	2,013

Income from continuing operations before income taxes	19,476	15,002	6,917	45,794
Income tax expense	(5,467)	(4,762)	(5,046)	(14,715)

Income from continuing operations	14,009	10,240	1,871	31,079
Income (loss) from discontinued operations	161	(851)	(112)	6,730

Net income	$14,170	$9,389	$1,759	$37,809

Earnings per share:
Basic	$1.76	$1.17	$0.22	$4.69

Diluted	$1.42	$0.96	$0.21	$3.82

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(2)	During the fourth quarter of 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets.

(3)	During the third quarter of 2005, we expensed approximately $4,458 related to the increased estimated development liability for infrastructure construction materials and services in Poinciana and Rio Rico.
NOTE R — DISCONTINUED OPERATIONS
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for 2005 and 2004 were $2,710 and $2,347, respectively. These operations were previously reported as “Other Operations” in accordance with SFAS No. 131.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income. Discontinued operations included revenues from operations of $879 and $847 for the years ended December 31, 2005 and 2004, respectively. These operations were previously reported as “Other Operations” in accordance with SFAS No. 131.

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
     On June 1, 2004, we closed on the sale of substantially all of the assets of our cable operations located in Poinciana for a sales price of approximately $6,175. The pre-tax gain of approximately $3,779 on this sale and the operating results for 2004 have been reported as discontinued operations in the accompanying consolidated statements of income. Discontinued operations included revenues from operations of $527 for the year ended December 31, 2004. These operations were previously reported as “Other Operations” in accordance with SFAS No. 131.
     During February 2004, we closed on the sale of the Harbor Islands marina located in Hollywood, Florida, for a sales price of approximately $6,711. The pre-tax gain of approximately $2,686 on this sale and the operating results for 2004 have been reported as discontinued operations in the accompanying consolidated statements of income. Discontinued operations included revenues from operations of $34 for the year ended December 31, 2004. These operations were previously reported as “Other Operations” in accordance with SFAS No. 131.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended December 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.
     See “Item 8. Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm”, as it relates to internal control over financial reporting, incorporated herein by reference.
Item 9B. Other Information
     None.

PART III
     Item 10 . Directors and Executive Officers of the Registrant
A.	Identification of Directors

The information called for in this Item is incorporated by reference to Avatar’s 2007 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2007.

B.	Identification of Executive Officers

For information with respect to the executive officers of Avatar, see “Executive Officers of the Registrant” at the end of Part I of this report.

C.	Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to Avatar’s 2007 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2007.

D.	Code of Ethics

The information required by this Item is incorporated by reference to Avatar’s 2007 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2007.
Item 11 . Executive Compensation
     The information called for by this Item is incorporated by reference to Avatar’s 2007 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2007.
Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this Item is incorporated by reference to Avatar’s 2007 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2007.
Item 13 . Certain Relationships and Related Transactions
     The information called for by this Item is incorporated by reference to Avatar’s 2007 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2007.
Item 14 . Principal Accounting Fees and Services
     The information called for by this Item is incorporated by reference to Avatar’s 2007 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2007.

PART IV
Item 15 . Exhibits and Financial Statement Schedules
(a) (1) Financial Statements and Schedules:
See Item 8 “Financial Statements and Supplementary Data” of this report.
(a) (2) Financial Statements Schedules:
Schedule II — Valuation and Qualifying Accounts
Consolidated financial statements of Ocean Palms, LLC for the years ended December 31, 2006, 2005 and 2004.
Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

Exhibits:
3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(c)	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)	*	Credit Agreement dated as of September 20, 2005 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) and Wachovia Capital Markets, LLC (as Lead Arranger) (filed as Exhibit 10.1 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(c)	*	Guaranty Agreement dated as of September 20, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.2 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

Exhibits:
4(d)	*	Commitment and Acceptance dated as of October 21, 2005 by and among Avatar Holdings Inc., its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower),Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(e)	*	Restated Guaranty Agreement dated as of October 21, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(f)		First Amendment to Credit Agreement dated as of May 25, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor), Wachovia Capital Markets, LLC (as Lead Arranger), Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) (filed herewith).

4(g)		Second Amendment to Credit Agreement and Consent to Extension dated as of August 28, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent acting on behalf of the Lenders) (filed herewith).

4(h)		Consent and Waiver dated as of December 4, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Lender) and Franklin Bank (as Lender) (filed herewith).

10(a)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(d)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(e)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(f)	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

Exhibits:
10(g)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(h)	*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(i)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(j)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(m)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(n)	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10(o)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(p)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

Exhibits:
10(t)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(u)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(y)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(aa)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ab)	1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ac)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ad)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ae)	*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

Exhibits:
10(af)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ag)	1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ah)	*1	Non-Employee Director Compensation (filed as Exhibit 10(am) to Form 10-K for the year ended December 31, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ai)	*1	Certain Compensation of Certain Executive Officers (filed as Exhibit 10(an) to Form 10-K for the year ended December 31, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aj)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ak)	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(al)	*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(am)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(an)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ao)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ap)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aq)	*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ar)	*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

Exhibits:
10(as)	*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(at)	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(au)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(av)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aw)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ax)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ay)	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(az)	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ba)	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bb)	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bc)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bd)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(be)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

Exhibits:
10(bf)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bg)	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bh)	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bi)	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bj)	*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bk)	*1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bl)	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bm)	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bn)	*1	Amended Form of Non-Employee Director Restricted Stock Unit Agreement, dated May 25, 2006 (260 RSU’s) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10(bo)	*1	Director Compensation (filed as Exhibit 10.2 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10(bp)	*1	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10(bq)	*1	Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(br)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

Exhibits:
10(bs)	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.3 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bt)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.4 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bu)	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bv)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bw)	*1	Letter Agreement dated December 21, 2006, amending Employment Agreement dated as of September 11, 2003, as amended August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.7 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bx)	1	Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed herewith).

10(by)	1	Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed herewith).

10(bz)	1	Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed herewith).

10(ca)		Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed herewith).

10(cb)		Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed herewith).

10(cc)	1	Amended and Restated Employment Agreement, dated as of December 28, 2006, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(cd)	1	Stock Award Agreement, dated as of December 28, 2006, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

11		Computations of earnings per share (filed herewith).

Item 15. Exhibits and Financial Statements Schedules — continued

Exhibits:
12	Computations of ratio of earnings to fixed charges (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2	Consent of Independent Certified Public Accountants (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and		Deduction/		End of
	of Period	Expenses		(Addition)		Period
Year ended December 31, 2006:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$125	($96	)(1)	($40	)(2)	$69
Allowance for doubtful accounts	343	—		56	(3)	287
Valuation allowance for deferred tax assets	14,053	—		14,053	(4)	—

Total	$14,521	($96)		$14,069		$356

Year ended December 31, 2005:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$379	($298	)(1)	($44	)(2)	$125
Allowance for doubtful accounts	697	—		354	(3)	343
Valuation allowance for deferred tax assets	17,000	—		2,947		14,053

Total	$18,076	($298)		$3,257		$14,521

Year ended December 31, 2004:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$890	($586	)(1)	($75	) (2)	$379
Allowance for doubtful accounts	504	—		(193)		697
Valuation allowance for deferred tax assets	18,000	—		1,000		17,000

Total	$19,394	($586)		$732		$18,076

(1)	(Credit) charge to operations as an (increase) decrease to revenues.

(2)	Charge to operations as an increase to real estate expenses.

(3)	Uncollectible accounts written off.

(4)	As of December 31, 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets.

Audited Consolidated Financial Statements of Ocean Palms, LLC for the Years Ended December 31, 2006, 2005 and 2004.
Report of Independent Certified Public Accountants
The Members
Ocean Palms, LLC
We have audited the accompanying consolidated balance sheets of Ocean Palms, LLC and subsidiary (the LLC) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in members’ (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Ocean Palms, LLC at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

West Palm Beach, Florida
February 16, 2007

Ocean Palms, LLC
Consolidated Balance Sheets

	December 31
	2006	2005

Assets
Cash and cash equivalents	$227,245	$1,072,513
Restricted cash	—	28,885,165
Customer receivables	—	146,114,255
Sales center	168,307	168,307
Due from related party	—	455,000
Other assets	13,883	460,179

Total assets	$409,435	$177,155,419

Liabilities and members’ (deficit) capital
Accounts payable	$87,964	$4,050,443
Estimated condominium development expenditures to be incurred	526,827	7,585,779
Construction retainage payable	—	3,792,825
Construction loan payable	—	73,745,314
Notes payable	—	2,950,000
Other liabilities	—	750,000

Total liabilities	614,791	92,874,361

Commitments and contingencies

Members’ (deficit) capital	(205,356)	84,281,058

Total liabilities and members’ (deficit) capital	$409,435	$177,155,419

See accompanying notes.

Ocean Palms, LLC
Consolidated Statements of Income

	For the Year Ended December 31
	2006	2005	2004

Revenues:
Sales of condominiums	$6,255,456	$106,275,933	$98,013,961
Resale commission revenues, net	563,297	2,457,493	—
Interest and other income	431,850	631,401	284,152

Total revenues	7,250,603	109,364,827	98,298,113

Operating expenses:
Cost of condominium sales	4,538,741	70,431,071	66,312,994
Advertising and promotion	42,073	162,515	1,131,210
General and administrative	69,613	136,723	38,465

Total operating expenses	4,650,427	70,730,309	67,482,669

Net income	$2,600,176	$38,634,518	$30,815,444

See accompanying notes.

Ocean Palms, LLC
Consolidated Statements of Changes in Members’ (Deficit) Capital

	Avatar Ocean	Plaza Luxury
	Palms, Inc.	Group, Inc.	Total

Members’ capital at December 31, 2003	$19,018,267	$696,303	$19,714,570
Net income	14,918,173	15,897,271	30,815,444

Members’ capital at December 31, 2004	33,936,440	16,593,574	50,530,014
Net income	17,954,783	20,679,735	38,634,518
Distributions	(4,528,561)	(354,913)	(4,883,474)

Members’ capital at December 31, 2005	47,362,662	36,918,396	84,281,058
Net income	1,573,052	1,027,124	2,600,176
Distributions	(49,038,392)	(38,048,198)	(87,086,590)

Members’ deficit at December 31, 2006	$(102,678)	$(102,678)	$(205,356)

See accompanying notes.

Ocean Palms, LLC
Consolidated Statements of Cash Flows

	For the Year Ended December 31
	2006	2005	2004

Operating activities
Net income	$2,600,176	$38,634,518	$30,815,444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Restricted cash	28,885,165	(9,408,543)	1,113,883
Condominium development in process	(7,308,953)	23,331,580	23,402,214
Customer receivables	146,114,255	(85,278,140)	(60,836,115)
Due from related party	455,000	(455,000)	—
Other assets	446,297	776,622	854,203
Accounts payable	(3,962,479)	(1,841,654)	5,491,523
Construction retainage payable	(3,792,825)	1,324,492	2,274,555
Other liabilities	(750,000)	—	—
Customer deposits	–	—	(24,971,102)

Net cash provided by (used in) operating activities	162,686,636	(32,916,125)	(21,855,395)

Financing activities
Proceeds from construction loan	5,115,357	38,664,377	21,554,280
Payments of construction loan	(78,860,671)	—	—
Payments of notes payable	(2,700,000)	—	—
Distributions to members	(87,086,590)	(4,883,474)	—

Net cash (used in) provided by financing activities	(163,531,904)	33,780,903	21,554,280

Net (decrease) increase in cash and cash equivalents	(845,268)	864,778	(301,115)

Cash and cash equivalents at beginning of year	1,072,513	207,735	508,850

Cash and cash equivalents at end of year	$227,245	$1,072,513	$207,735

See accompanying notes.

Ocean Palms, LLC
Notes to Consolidated Financial Statements
December 31, 2006
1. Organization and Summary of Significant Accounting Policies
Organization and Operations
On December 23, 2002, the Ocean Palms, LLC and subsidiary (the LLC) was formed by and between Avatar Ocean Palms, Inc. (Avatar), a wholly-owned subsidiary of Avatar Properties Inc., which is a wholly-owned subsidiary of Avatar Holdings Inc., and Plaza Luxury Group, Inc (PLG). The purpose of the LLC is for the development, construction and sale of units within Ocean Palms, a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Development and construction of Ocean Palms was completed during 2006. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. During 2007, the LLC operations will primarily consist of the sale of the remaining parking spaces, sale of the realty operations and activities related to winding down the LLC, which are anticipated to fund the deficit in members’ capital and pay the liabilities of the LLC.
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
Profits and losses of the LLC are allocated to the members’ capital accounts in accordance with the operating agreement of the LLC, as amended. Cash distributions to members are distributed in accordance with the operating agreement of the LLC, as amended.
The duration of the LLC commenced as of the date of filing of the Articles of Incorporation and, unless sooner terminated as provided in the operating agreement of the LLC or under the Florida Limited Liability Company Act, shall be perpetual.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Method of Accounting and Basis of Presentation
The consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in members’ (deficit) capital and cash flows for the years ended December 31, 2006, 2005 and 2004 include the accounts of the LLC and its subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.
Due to the LLC’s normal operating cycle being in excess of one year, the LLC presents unclassified balance sheets.
Revenue Recognition
Revenues and profits from sales of condominium units and related activities are recognized on the percentage of completion method in accordance with accounting principles generally accepted in the United States governing profit recognition for condominium sales. During the first quarter of 2004, construction of the condominium building surpassed the preliminary stage of construction whereby recognition of profits under the percentage of completion method commenced. Revenue recognized is calculated based upon the percentage of total costs incurred in relation to estimated total costs. As of December 31, 2006, the LLC has recognized all revenues and profits on condominium sales. Revenues and profits from commissions earned from the resale of condominium units in the LLC’s realty operations is recognized in full when the commission on the resale is earned and collected in accordance with accounting principles generally accepted in the United States. Revenues and profits from the sale of parking spaces is recognized in full when the sale of parking spaces is earned and collected in accordance with accounting principles generally accepted in the United States.
Cash and Cash Equivalents and Restricted Cash
The LLC considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Restricted cash as of December 31, 2005 consisted of deposits received from buyers of condominium units, which were held in escrow as required by purchase contracts or law. All restricted cash held in escrow was released upon the closing of the condominium units during 2006.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Customer Receivables
Customer receivables represented amounts due from purchasers of condominium units under non-cancelable condominium contracts accounted for using the percentage of completion method less customer escrow deposits received totaling $0 and $58,175,639 as of December 31, 2006 and 2005, respectively.
Condominium Development in Process and Sales Center
Condominium development in process is stated at cost. Cost includes expenditures for land, construction, development, certain administrative direct and indirect costs, and capitalized interest related to debt used to finance development and construction during the project development period. Under the percentage of completion method of recognizing revenues and profits, condominium development in process is expensed based on relative sales value of units sold and the percentage of the condominium building completed based upon the percentage of total costs incurred in relation to estimated total costs. Condominium development in process was $0 as of December 31, 2006 and 2005. The Sales Center cost represents the allocable cost of the condominium development related to the sales center operations.
Impairment of Long-Lived Assets
Based on Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the LLC is required to review the carrying value of each of its long-lived assets and write down the value of those long-lived assets for which it believes the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The LLC periodically reviews the carrying value of its long-lived assets and, if such reviews indicate an inability to recover the net book value, adjusts the assets accordingly. No indicators of impairment existed at December 31, 2006 and 2005.
Customer Escrow Deposits
Deposits from purchasers of condominium units are deposited in an escrow account through an independent escrow agent. Deposits received from customers as of December 31, 2005 totaled $58,175,639. All customer deposits held in escrow was released upon the closing of the condominium units during 2006. As of December 31, 2005, customer deposits were classified as a reduction of Customer Receivables on the accompanying consolidated balance sheet.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Florida condominium law allows condominium developers to utilize customer deposits received in excess of 10% of the sales price of each unit for construction costs. As of December 31, 2005, customer deposits of $30,161,746 were used to fund construction costs.
Advertising Costs
The LLC expenses advertising costs as incurred. Advertising costs consist primarily of newspaper, magazine, television, radio, direct mail, billboard, brochures and other media advertising programs. Advertising expense was $42,073, $162,515 and $1,131,210 for the years ended December 31, 2006, 2005 and 2004, respectively.
Income Taxes
No provision has been made for federal and state income taxes in the accompanying consolidated financial statements since each member includes its proportionate share of income or loss on its respective income tax returns.
Fair Value of Financial Instruments
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and cash equivalents and restricted cash approximate their fair values due to their short-term nature. The carrying value of the construction loan payable and notes payable approximates their fair values as substantially all of these instruments have debt has a fluctuating interest rate based upon a current market index. The interest rate swap and interest rate cap are recorded at fair value.
Derivative Instruments
The LLC applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of income when the hedged items affect earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.
On December 23, 2003, the LLC entered into an interest rate swap agreement and an interest rate cap agreement to reduce the exposure to market risks from changing interest rates under its variable rate construction loan. The LLC’s strategy is to hedge the construction loan’s float at one-month LIBOR plus a credit spread. This is to be accomplished under the interest rate swap, which locks in a known fixed rate on a known principal balance, and interest rate cap, which establishes a known maximum rate of interest on a known principal balance. Under the interest rate swap, the LLC agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap are recognized as adjustments to interest cost over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. The interest rate swap and interest rate cap have varying notional amounts ranging from approximately $9,900,000 to $48,500,000 and approximately $4,200,000 to $20,800,000, respectively, which matured in January 2006.
The interest rate swap and interest rate cap were designated as cash flow hedges at inception, which were 100% ineffective. Accordingly, changes in their fair values are recognized in earnings each period. The fair value of the interest rate swap and the interest rate cap was approximately $45,000 at December 31, 2005. The net gain (loss) recognized in earnings was approximately ($109,000) and $100,000 for the years ended December 31, 2005 and 2004, respectively, and is included in Cost of Condominium Sales in the accompanying consolidated statements of income.
Comprehensive Income
For the periods presented, net income and comprehensive income are the same.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
1. Organization and Summary of Significant Accounting Policies (continued)
Reclassifications
Certain prior years financial statement items have been reclassified to conform to the 2006 presentation.
Recently Issued Accounting Pronouncements
On November 29, 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums . The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The adoption of EITF 06-8 will not impact the financial position or results of operations of the LLC.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which was January 1, 2006 for the LLC. The adoption of SFAS No. 154 did not have an impact on the financial position or results of operations of the LLC.
2. Condominium Development in Process
Total costs incurred through December 31, 2006 for the Ocean Palms condominium project was $140,924,286 (representing approximately 99.7% of the total estimated costs) in which $141,282,806 was expensed through cost of sales inception through 2006. The amount expensed through cost of sales includes $526,827 of estimated condominium development expenditures to be incurred. Total costs incurred through December 31, 2005 for the Ocean Palms condominium project was $129,326,593 (representing approximately 94.6% of the total estimated costs) in which $136,744,065 was expensed through cost of sales inception through 2005. The amount expensed through cost of sales includes $7,585,779 of estimated condominium development expenditures to be incurred.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
3. Construction Loan Payable and Notes Payable
On December 23, 2003, the LLC entered into a $115,000,000 construction loan (the Loan) which matured on June 20, 2006 for the construction of the residential condominium project with parking, cabanas and related amenities and all required on and off-site improvements. The Loan was secured by the property and all improvements thereon. The interest rate for the Loan was equal to LIBOR plus 2.75% per annum. During March 2006, all borrowings under the Loan were repaid from proceeds generated from the closings of the condominium units.
Included in notes payable was a purchase money mortgage pursuant to which the LLC was required to pay $2,700,000 representing additional purchase price associated with the acquisition of the land. The property on which the Ocean Palms building is situated was purchased for $21,500,000, of which $3,500,000 was determined by a $50,000 per unit override to the seller of the property for any additional zoning units added beyond 180 units. The property was approved for 250 units by the various governmental entities. The developer agreed to build 240 units to settle a legal dispute. During 2006, $2,450,000 of the purchase money mortgage was paid from proceeds generated from the closings of the condominium units. The remaining $250,000 was treated as a reduction in the purchase price of the land.
Also included in notes payable was a purchase money mortgage of $250,000 for payment associated with the property west of the Ocean Palms building which currently is used for the sales center operations for Ocean Palms. The purchase price of this property was $550,000 of which $300,000 was paid in cash on March 18, 2003 with the balance of $250,000 was financed by a three-year purchase money mortgage. During 2006, the LLC sold this property back to the original land seller for $250,000 and settlement of this obligation. This transaction was treated as a reduction of the cost of the condominium project.
Interest of $1,517,717, $4,197,729 and $1,915,961 was incurred and capitalized for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized interest of $1,625,025, $4,237,721 and $2,320,032 was expensed through Cost of Condominium Sales in the accompanying consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, respectively.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
4. Cash Distributions to Members
During 2006, cash distributions of $49,038,392 and $38,048,198 were made to Avatar and PLG, respectively, from proceeds generated primarily from the closing of the condominium units. During 2005, cash distributions of $4,528,561 and $354,913 were made to Avatar and PLG, respectively, from proceeds generated primarily from earnings from the realty operations of the LLC.
5. Related Party Transactions
On March 9, 2004, Avatar Holdings Inc. agreed to lend to the sole stockholder of PLG up to $5,000,000, represented by a two-year interest-bearing promissory note. Advances under the promissory note are subject to certain requirements and conditions related to sales at Ocean Palms, which conditions and requirements were satisfied during July 2004. As of December 31, 2005, the sole stockholder of PLG owed $4,910,286 under the promissory note to Avatar Holdings Inc. During April 2006, all advances and accrued interest thereon totaling $5,454,895 were paid to Avatar Holdings Inc. from cash distributions payable to PLG from the LLC.
During 2005, the LLC made two interest free loans to an employee of PLG totaling $455,000. The loans are advances on the gross profit from the sale of two Ocean Palms condominium units and were secured by assignments of the contracts. These loans were repaid from the net proceeds generated from the closing of these units during 2006.
6. Commitments and Contingencies
The LLC leased trailers for its sales operations under operating leases that expired on December 30, 2005; the LLC exercised the purchase option for these trailers on January 5, 2006 for $16,960. Rent expense for these leases for the years ended December 31, 2006, 2005 and 2004 was $0, $28,303 and $21,916, respectively. There is no minimum rental commitment under these operating leases as of December 31, 2006 and 2005. The rent expense associated with these leases was capitalized into condominium development in process.
From time to time legal matters may arise out of the ordinary course of the LLC business operations. The LLC does not believe that any other matters or proceedings will have a material adverse effect on its consolidated financial position.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.
Dated: March 16, 2007	By:	/s/ Charles L. McNairy
Charles L. McNairy, Executive
Vice President, Treasurer and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 16, 2007	By:	/s/ Gerald D. Kelfer
Gerald D. Kelfer, Director, President,
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2007	By:	/s/ Charles L. McNairy
Charles L. McNairy, Executive
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Dated: March 16, 2007	By:	/s/ Michael P. Rama
Michael P. Rama, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Dated: March 16, 2007	By:	/s/ Joshua Nash
Joshua Nash, Chairman of the Board of Directors

Dated: March 16, 2007	By:	/s/ Eduardo A. Brea
Eduardo A. Brea, Director

Dated: March 16, 2007	By:	/s/ Milton Dresner
Milton Dresner, Director

Dated: March 16, 2007	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated: March 16, 2007	By:	/s/ Martin Meyerson
Martin Meyerson, Director

Dated: March 16, 2007	By:	/s/ Kenneth T. Rosen
Kenneth T. Rosen, Director

Dated: March 16, 2007	By:	/s/ Joel M. Simon
Joel M. Simon, Director

Dated: March 16, 2007	By:	/s/ Fred Stanton Smith
Fred Stanton Smith, Director

Dated: March 16, 2007	By:	/s/ William G. Spears
William G. Spears, Director

Dated: March 16, 2007	By:	/s/ Beth A. Stewart
Beth A. Stewart, Director

Exhibit Index
* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
1 Management contract or compensatory plan or arrangement.

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(c)	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)	*	Credit Agreement dated as of September 20, 2005 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) and Wachovia Capital Markets, LLC (as Lead Arranger) (filed as Exhibit 10.1 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(c)	*	Guaranty Agreement dated as of September 20, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.2 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(d)	*	Commitment and Acceptance dated as of October 21, 2005 by and among Avatar Holdings Inc., its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower),Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(e)	*	Restated Guaranty Agreement dated as of October 21, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(f)		First Amendment to Credit Agreement dated as of May 25, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor), Wachovia Capital Markets, LLC (as Lead Arranger), Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) (filed herewith).

4(g)		Second Amendment to Credit Agreement and Consent to Extension dated as of August 28, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent acting on behalf of the Lenders) (filed herewith).

Exhibit Index — continued

4(h)		Consent and Waiver dated as of December 4, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Lender) and Franklin Bank (as Lender) (filed herewith).

10(a)	*	Registration Rights Agreement dated as of February 2, 1998, between Avatar Holdings Inc. and Leon Levy (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1997 (File No. 0-7616), and incorporated herein by reference).

10(b)	*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)	*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(d)	*1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(e)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(f)	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10(g)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(h)	*1	Nonqualified Stock Option Agreement, dated as of April 1, 1999, by and between Avatar Holdings Inc. and Deborah G. Tomusko (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(i)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(j)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(l)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(m)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(n)	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10(o)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(p)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(u)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(w)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(y)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(aa)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ab)	1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ac)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ad)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ae)	*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(af)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ag)	1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(ah)	*1	Non-Employee Director Compensation (filed as Exhibit 10(am) to Form 10-K for the year ended December 31, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(ai)	*1	Certain Compensation of Certain Executive Officers (filed as Exhibit 10(an) to Form 10-K for the year ended December 31, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aj)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ak)	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(al)	*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(am)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(an)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ao)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ap)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aq)	*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ar)	*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(as)	*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(at)	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(au)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(av)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aw)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ax)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ay)	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(az)	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ba)	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bb)	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bc)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bd)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(be)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bf)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bg)	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bh)	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(bi)	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bj)	*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bk)	*1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bl)	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bm)	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bn)	*1	Amended Form of Non-Employee Director Restricted Stock Unit Agreement, dated May 25, 2006 (260 RSU’s) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10(bo)	*1	Director Compensation (filed as Exhibit 10.2 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10(bp)	*1	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10(bq)	*1	Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(br)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bs)	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.3 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bt)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.4 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bu)	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

Exhibit Index — continued

10(bv)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bw)	*1	Letter Agreement dated December 21, 2006, amending Employment Agreement dated as of September 11, 2003, as amended August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.7 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bx)	1	Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed herewith).

10(by)	1	Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed herewith).

10(bz)	1	Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed herewith).

10(ca)		Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed herewith).

10(cb)		Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed herewith).

10(cc)	1	Amended and Restated Employment Agreement, dated as of December 28, 2006, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10(cd)	1	Stock Award Agreement, dated as of December 28, 2006, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

11		Computations of earnings per share (filed herewith).

12		Computations of ratio of earnings to fixed charges (filed herewith).

21		Subsidiaries of Registrant (filed herewith).

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2		Consent of Independent Certified Public Accountants (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Index — continued

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).