Form 10-Q
period 2007-03-31
AVATAR HOLDINGS INC
filed 2007-05-10
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐      No ☒
8,292,551 shares of Avatar’s common stock ($1.00 par value) were outstanding as of April 30, 2007

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART  I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31	December 31
	2007	2006
Assets
Cash and cash equivalents	$190,745	$203,760
Restricted cash	3,462	3,637
Receivables, net	6,578	13,863
Land and other inventories	438,606	443,825
Property, plant and equipment, net	64,375	59,756
Investment in unconsolidated joint ventures	7,662	7,583
Prepaid expenses	10,118	10,066
Other assets	7,859	8,487
Deferred income taxes	1,039	95

Total Assets	$730,444	$751,072

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$119,800	$120,000
Real estate	16,664	16,925
Estimated development liability for sold land	24,602	24,693
Accounts payable	12,379	22,053
Accrued and other liabilities	22,640	43,694
Customer deposits	13,968	18,351

Total Liabilities	210,053	245,716

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,800,374 shares at March 31, 2007
10,725,559 shares at December 31, 2006	10,800	10,726
Additional paid-in capital	229,866	226,013
Retained earnings	354,749	343,641

	595,415	580,380

Treasury stock: at cost, 2,531,823 shares at March 31, 2007 and December 31, 2006	(75,024)	(75,024)

Total Stockholders’ Equity	520,391	505,356

Total Liabilities and Stockholders’ Equity	$730,444	$751,072

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the three months ended March 31, 2007 and 2006
(Unaudited)
(Dollars in thousands except per-share amounts)

	2007	2006
Revenues
Real estate revenues	$90,093	$154,306
Interest income	2,216	637
Other	136	271

Total revenues	92,445	155,214

Expenses
Real estate expenses	69,251	115,062
General and administrative expenses	6,059	6,572

Total expenses	75,310	121,634

Equity earnings from unconsolidated joint ventures	43	1,630

Income before income taxes	17,178	35,210
Income tax expense	(6,070)	(10,574)

Net income	$11,108	$24,636

Basic Earnings Per Share	$1.35	$3.01

Diluted Earnings Per Share	$1.08	$2.39

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2007 and 2006
(Dollars in Thousands)

	2007	2006
OPERATING ACTIVITIES
Net income	$11,108	$24,636
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	896	1,038
Amortization of stock-based compensation	1,249	2,237
Impairment of goodwill	—	654
Impairment of land and other inventories	2,000	—
Distributions of earnings from an unconsolidated joint venture	—	5,200
Equity earnings from unconsolidated joint ventures	(43)	(1,629)
Deferred income taxes	413	(3,355)
Excess income tax benefit from exercise of stock options and restricted stock units	(1,357)	(116)
Changes in operating assets and liabilities:
Restricted cash	175	(1,646)
Receivables, net	7,897	(225)
Land and other inventories	(3,091)	(26,848)
Prepaid expenses	(52)	(667)
Other assets	623	4
Accounts payable and accrued and other liabilities	(24,618)	(1,308)
Customer deposits	(4,383)	4,853
Assets/liabilities of business transferred under contractual arrangements	—	(81)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,183)	2,747

INVESTING ACTIVITIES
Investment in property, plant and equipment	(5,406)	(931)
Investment in unconsolidated joint ventures	(36)	(108)

NET CASH USED IN INVESTING ACTIVITIES	(5,442)	(1,039)

FINANCING ACTIVITIES
Principal payments of real estate borrowings	(261)	(5,307)
Proceeds from exercise of stock options	888	250
Excess income tax benefit from exercise of stock options and restricted stock units	1,357	116
Payment of withholding taxes related to restricted stock units withheld	(374)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,610	(4,941)

DECREASE IN CASH AND CASH EQUIVALENTS	(13,015)	(3,233)

Cash and cash equivalents at beginning of period	203,760	38,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,745	$35,246

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Conversion of 4.50% Notes into Equity	$200	$—

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2007
(Dollars in thousands except share and per share data)
Basis of Financial Statement Presentation and Summary of Significant Accounting Policies
     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and all subsidiaries, partnerships and other entities in which Avatar Holdings Inc. (“Avatar”, “we”, “us” or “our”) has a controlling interest. Our investments in unconsolidated joint ventures in which we have less than a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The consolidated balance sheets as of March 31, 2007 and December 31, 2006, and the related consolidated statements of income and cash flows for the three months ended March 31, 2007 and 2006 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements included in our 2006 Annual Report on Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2006 audited financial statements in our 2006 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.
Reclassifications
     Certain 2006 financial statement items have been reclassified to conform to the 2007 presentation. We reclassified from “Land and other inventories” to “Property, plant and equipment, net” on the accompanying Consolidated Balance Sheet as of December 31, 2006, (1) capitalized costs related to the Parkway (as defined below) and (2) additional amenities under construction of $8,145 and $4,579, respectively, to conform with the presentation as of March 31, 2007. These reclassifications had no impact on reported net income.
Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we carry long-lived assets at the lower of the carrying amount or fair value. We evaluate an asset for impairment when indicators of impairment are present. Impairment is evaluated by estimating the sum of future undiscounted cash flows against the carrying amount of the assets. If the sum of future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three months ended March 31, 2007, the continued deterioration of market

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Impairment of Long-Lived Assets — continued
conditions at a community in Florida in which we and other builders are building homes and the increase of our speculative inventory at this community caused us to evaluate the carrying amount of the long-lived assets, consisting of homes completed and under construction, for impairment. Based on this evaluation, we recorded an impairment loss of $2,000 on the carrying value of the long-lived assets in this community. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the three months ended March 31, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”.
Land and Other Inventories
     Inventories consist of the following:

	March 31,
	2007	December 31,
	(Unaudited)	2006
Land developed and in process of development	$239,310	$220,403
Land held for future development or sale	96,203	96,214
Homes completed or under construction	102,054	126,482
Other	1,039	726

	$438,606	$443,825

     During the three months ended March 31, 2007, we realized pre-tax profits of $4,758 on revenues of $5,560 from the sale of commercial and industrial and other land sales. For the three months ended March 31, 2006, we realized pre-tax profits of $7,970 on revenues of $8,775, from commercial and industrial and other land sales. For the three months ended March 31, 2007, pre-tax profits on sales of commercial and industrial land were $4,758 on aggregate sales of $5,560. During the three months ended March 31, 2006, pre-tax profits on sales of commercial and industrial land were $7,728 on aggregate sales of $8,491. Also during the first quarter of 2006, pre-tax profits on sales of other land were $242 on aggregate sales of $284.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.5% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006 and as of the last trading day of the first quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007 and for the quarter beginning April 1, 2007. On March 27, 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock.
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
     On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of March 31, 2007 was 7.07%.
     The principal amount under the Unsecured Credit Facility is $125,000 (as amended in October 2005); however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility includes a $7,500 swing line commitment and had a $10,000 sublimit for the issuance of standby letters of credit.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
     On May 25, 2006, we amended the Unsecured Credit Facility to clarify the timing of applicable interest rate adjustments and increase the availability for letters of credit from $10,000 to $50,000. The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of March 31, 2007. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the last twelve month period. As of December 31, 2006 and March 31, 2007, we exceeded this limitation. However, during the fourth quarter of 2006, we obtained a waiver of this requirement for the quarter ended December 31, 2006 and the entirety of 2007.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or its consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     The Unsecured Credit Facility provides that once each fiscal year, we may request a twelve-month extension of the maturity date. The maturity date of the Unsecured Credit Facility is September 20, 2010. As of March 31, 2007, we had borrowings totaling $0 under the Unsecured Credit Facility and $102,431 was available for borrowing under the Unsecured Credit Facility, net of $22,569 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     We made interest payments of $299 and $613 for the three months ended March 31, 2007 and 2006, respectively. Interest costs incurred of $1,840 and $1,990 were capitalized for the three months ended March 31, 2007 and 2006, respectively.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Warranty Costs — continued
     During the three months ended March 31, 2007 and 2006 changes in the warranty reserve consisted of the following (unaudited):

	March 31,	March 31,
	2007	2006
Accrued warranty reserve, beginning of period	$2,319	$1,616
Estimated warranty expense	564	949
Amounts charged against warranty reserve	(1,077)	(641)

Accrued warranty reserve, end of period	$1,806	$1,924

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
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 74,815 and 10,000 shares of our common stock for the three months ended March 31, 2007 and 2006, respectively, due to the exercise of stock options, restricted stock units and conversion of 4.50% Notes.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (unaudited):

	2007	2006
Numerator:
Basic earnings per share — net income	$11,108	$24,636
Interest on 4.50% Notes, net of tax	816	816

Diluted earnings per share — net income	$11,924	$25,452

Denominator:
Basic weighted average shares outstanding	8,209,509	8,184,352
Effect of dilutive restricted stock units	473,899	143,088
Effect of dilutive employee stock options	47,765	37,568
Effect of dilutive 4.50% Notes	2,279,815	2,280,068

Diluted weighted average shares outstanding	11,010,988	10,645,076

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Repurchase and Exchange of Common Stock
     During the three months ended March 31, 2007, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2007, the remaining authorization is $15,829.
Comprehensive Income
     Net income and comprehensive income are the same for the three months ended March 31, 2007 and 2006.
Share-Based Payments and Other Executive Compensation
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (the “Incentive Plan”) provides that stock options, including incentive stock options and non-qualified stock options; stock appreciation rights; stock awards; performance-conditioned stock awards (“restricted stock units”); and stock units may be granted to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
     As of March 31, 2007, an aggregate of 1,034,814 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, which represents an aggregate of 737,027 options and stock units granted and 297,787 shares available for grant, including stock awards that are potentially issuable under earnings participation award agreements with certain executive officers.
     Compensation expense related to the stock option and restricted stock unit awards during the three months ended March 31, 2007 and 2006 was $878 and $681, respectively, of which $72 and $71, respectively, related to stock options and $806 and $610, respectively, related to restricted stock units. During the three months ended March 31, 2007, we granted 21,400 restricted stock units which have a weighted average grant date fair value of $80.84 per share. During the three months ended March 31, 2006, we granted 600 restricted stock units which have a weighted average grant date fair value of $56.03 per share. No stock options were granted for the three months ended March 31, 2007 and 2006.
     As of March 31, 2007, there was $9,092 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $8,877 relates to restricted stock units and $215 relates to stock options. That expense is expected to be recognized over a weighted-average period of 2.0 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. These agreements were amended and restated as of April 15, 2005 and further amended and restated as of December 26, 2006. As amended and restated, the stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Compensation expense related to the stock awards of $334 and $1,518 was recognized for the three months ended March 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes
     The exercise and issuance of restricted stock units and stock options for the three months ended March 31, 2007 generated additional income tax benefits of $1,357 which is reflected as an increase to additional paid-in capital.
     We made income tax payments of approximately $16,000 and $14,300 for the three months ended March 31, 2007 and 2006, respectively.
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the open tax years ended December 31, 2003, 2004, 2005 and 2006 which remain subject to examination and adjustment by major tax jurisdictions as of March 31, 2007. FIN 48 did not have an impact on our financial position and results of operations.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our financial statements as income tax expense.
Investments in Unconsolidated Joint Ventures
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
     As of March 31, 2007, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria of VIEs under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is recorded using the equity method of accounting. Our investment in this entity as of March 31, 2007 and December 31, 2006 is the amount invested of $7,723 and $7,686, respectively. This entity has assets consisting of land and land development totaling approximately $15,387 and $15,313 as of March 31, 2007 and December 31, 2006, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in Unconsolidated Joint Ventures — continued
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We are accounting for our investment in the Ocean Palms Joint Venture under the equity method of accounting. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. Our capital account in the investment in the Ocean Palms Joint Venture as of March 31, 2007 and December 31, 2006 is a deficit of $60 and $103, respectively. The Ocean Palms Joint Venture has assets of $282 and $409 as of March 31, 2007 and December 31, 2006, respectively, and liabilities of $402 and $615 as of March 31, 2007 and December 31, 2006, respectively. Net income for the Ocean Palms Joint Venture was $85 and $2,747 for the three months ended March 31, 2007 and 2006, respectively. Our share of the net income from the Ocean Palms Joint Venture was $43 and $1,655 for the three months ended March 31, 2007 and 2006, respectively.
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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (which is January 1, 2008 for us). The effect of EITF 06-8 is not expected to be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007 (which is January 1, 2008 for us). We have not yet determined what, if any, impact SFAS No. 159 will have on our financial position or results of operations.

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
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the Parkway). It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road, and under our agreements we have the right to sell it to a third party together with our rights to operate the toll road. Under our agreements with the Counties, the Parkway is to be substantially complete and open to traffic by October 31, 2008, barring delays for some period of time resulting from causes beyond our reasonable control. We have agreed to indemnify Osceola and Polk Counties against liability for loss, injury or damage to persons or property, including, without limitation, consequential damages, imposed on the Counties, except for any such loss, injury or damage that is caused by or results from the gross negligence or willful misconduct of the Counties.
     We have made significant progress toward obtaining the various necessary governmental and environmental permits and approvals for construction of the Parkway. However, we have experienced some delays in obtaining other necessary permits and approvals for the Parkway and, therefore, its completion is likely to be delayed beyond October 31, 2008. It is early in the process and our preliminary estimates of our right-of-way acquisition, development and construction costs for the Parkway approximate $125,000 to $175,000, of which approximately $12,500 has been expended as of March 31, 2007, but no assurances of the ultimate amount can be given at this early stage. We have obtained bids for construction of the Parkway and currently are in the right-of-way acquisition phase.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Financial Information Relating To Industry Segments
     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2007 and 2006 (unaudited):

	2007	2006
Revenues:
Segment revenues
Primary residential	$52,322	$95,476
Active adult community	31,310	47,851
Commercial and industrial and other land sales	5,560	8,775
Other operations	988	2,312

	90,180	154,414

Unallocated revenues
Interest income	2,216	637
Other	49	163

Total revenues	$92,445	$155,214

Operating income:
Segment operating income
Primary residential	$11,164	$23,675
Active adult community	6,929	9,773
Commercial and industrial and other land sales	4,758	7,970
Other operations	187	1,098

	23,038	42,516

Unallocated income (expenses)
Equity earnings from unconsolidated joint ventures	43	1,630
Interest income	2,216	637
General and administrative expenses	(6,059)	(6,572)
Other real estate expenses	(2,060)	(3,001)

Income before income taxes	$17,178	$35,210

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
     The discussion in this section may contain “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Please see our discussion under the heading “Forward-Looking Statements” below.
RESULTS OF OPERATIONS
     In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to Avatar Holdings Inc.’s 2006 Annual Report on Form 10-K.
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
     The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2007 and 2006:

	2007	2006
Operating income:
Primary residential
Revenues	$52,322	$95,476
Expenses	41,158	71,801

Segment operating income	11,164	23,675

Active adult community
Revenues	31,310	47,851
Expenses	24,381	38,078

Segment operating income	6,929	9,773

Commercial and industrial and other land sales
Revenues	5,560	8,775
Expenses	802	805

Segment operating income	4,758	7,970

Other operations
Revenues	988	2,312
Expenses	801	1,214

Segment operating income	187	1,098

Operating income	23,038	42,516

Unallocated income (expenses):
Equity earnings from unconsolidated joint ventures	43	1,630
Interest income	2,216	637
General and administrative expenses	(6,059)	(6,572)
Other real estate expenses	(2,060)	(3,001)

Income before income taxes	17,178	35,210
Income tax expense	(6,070)	(10,574)

Net income	$11,108	$24,636

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from single-family primary residential and active adult homebuilding operations for the three months ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006
Units closed
Number of units	230	516
Aggregate dollar volume	$79,602	$138,528
Average price per unit	$346	$268

Contracts signed, net of cancellations
Number of units	142	428
Aggregate dollar volume	$38,091	$156,523
Average price per unit	$268	$366

Backlog at March 31
Number of units	461	1,977
Aggregate dollar volume	$147,781	$652,474
Average price per unit	$321	$330
     The number of net housing contracts signed during the three months ended March 31, 2007 compared to the same period in 2006 declined by 66.8%, while the dollar volume of housing contracts signed declined by 75.7%. The decline in housing contracts signed for the three months ended March 31, 2007, continues to reflect the weak market for new residences in the geographic areas in which our developments are located.
     We have not experienced any improvement in the market for new homes in the first three months of 2007. We continued to experience through March 31, 2007 cancellations of home sales contracts. Our communities are located in areas of Florida and Arizona where there is an excess of investor and speculator-owned units for sale and an increasing use of various sales incentives by residential builders in our markets, including Avatar. During the three months ended March 31, 2007, cancellations of signed contracts totaled 63, compared to 65 for the three-month period ended March 31, 2006.
     During the three months ended March 31, 2007 compared to the three months ended March 31, 2006, the number of homes closed decreased by 55.4% and the dollar volume by 42.5%. We anticipate that we will close in excess of 80% of the homes in backlog as of March 31, 2007 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term. It is not our intention to implement programs which may offer some short-term earnings advantage, but which could compromise our long-term objectives.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we carry long-lived assets at the lower of the carrying amount or fair value. We evaluate an asset for impairment when indicators of impairment are present. Impairment is evaluated by estimating the sum of future undiscounted cash flows against the carrying amount of the assets. If the sum of future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the three months ended March 31, 2007, the continued deterioration of market conditions at a community in Florida in which we and other builders are building homes and the increase of our speculative inventory at this community caused us to evaluate the carrying amount of the long-lived assets, consisting of homes completed and under construction, for impairment. Based on this evaluation, we recorded an impairment loss of $2,000, on the carrying value of the long-lived assets in this community. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the three months ended March 31, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”.
     Net income for the three months ended March 31, 2007 and 2006 was $11,108 or $1.08 per diluted share ($1.35 per basic share) and $24,636 or $2.39 per diluted share ($3.01 per basic share), respectively. The decrease in net income for 2007 compared to 2006 was primarily due to decreased profitability of primary residential operations, active adult operating results and commercial and industrial and other land sales. The decrease in net income was partially mitigated by an increase in interest income as well as decreases in general and administrative expenses and other real estate expenses.
     Revenues from primary residential operations decreased $43,154 or 45.2%, for the three months ended March 31, 2007 compared to the same period in 2006. Expenses from primary residential operations decreased $30,643 or 42.7%, for the three months ended March 31, 2007, compared to the same period in 2006. The decrease in revenues is attributable to decreased closings at Poinciana, Bellalago, Cory Lake Isles and Rio Rico and was partially mitigated by higher average closing prices. During the same period, the decrease in expenses is attributable to lower volume of closings partially mitigated by the impairment loss of $2,000 recorded on the carrying value of long-lived assets (as discussed above).
     Revenues from active adult operations decreased $16,541 or 34.6% for the three months ended March 31, 2007 compared to the same period in 2006. Expenses from active adult operations decreased $13,697 or 36.0%, for the three months ended March 31, 2007 compared to the same period in 2006. The decrease in revenues is attributable to decreased closings partially mitigated by higher average closing prices. The decrease in expenses is attributable to lower volume of closings.
     Revenues from commercial and industrial and other land sales decreased $3,215 for the three months ended March 31, 2007 compared to the same period in 2006. For the three months ended March 31, 2007, pre-tax profits on sales of commercial and industrial land were $4,758 on aggregate sales of $5,560. During the three months ended March 31, 2006, pre-tax profits on sales of commercial and industrial land were $7,728 on aggregate sales of $8,491. Also during the first quarter of 2006, pre-tax profits on sales of other land were $242 on aggregate sales of $284. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Revenues from other operations decreased $1,324 or 57.3% for the three months ended March 31, 2007 compared to the same period in 2006. Expenses from other operations decreased $413 or 34.0% for the three months ended March 31, 2007 compared to the same period in 2006. The decrease in revenues and expenses is primarily attributable to decreased operating results from our title insurance agency operations due to reduced closings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Equity earnings from unconsolidated joint ventures represent our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. We recognized $43 and $1,655 of earnings for the three months ended March 31, 2007 and 2006, respectively, from our investment in the Ocean Palms Joint Venture. As of March 31, 2007, substantially all earnings have been recognized. The Ocean Palms Joint Venture’s operations currently consist primarily of the sale of the remaining parking spaces, sale of the realty operations and activities related to winding down the Ocean Palms Joint Venture.
     Interest income increased $1,579 or 247.9% for the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily attributable to higher interest rates earned on cash and cash equivalents as well as higher cash and cash equivalents balances during 2007 compared to 2006.
     Other real estate expenses represents real estate taxes and property maintenance not allocable to specific operations decreased by $941 or 31.4% for the three months ended March 31, 2007 compared to the same period in 2006. The decrease is primarily attributable to a goodwill impairment loss of $654 recognized during the three months ended March 31, 2006.
     Income tax expense was provided for at an effective tax rate of 35.3% for the three months ended March 31, 2007, compared to 30.0% for the three months ended March 31, 2006. The variance in the effective tax rate for the three months ended March 31, 2007 as compared to the federal and state statutory rate of 38% is primarily due to tax-exempt interest earned on our available cash balances. The variance in the effective tax rate for the three months ended March 31, 2006 as compared to the federal and state statutory rate of 38% is primarily attributable to a reduction to the valuation allowance for deferred tax assets of $2,525.
     In order to adjust to changing market conditions, during 2006, we began designing new homes with lower square footage and smaller lots to enable us to sell lower priced houses at meaningful profit margins. We introduced a new multi-family product at Solivita in the fourth quarter of 2006, a smaller product for our scattered lot program in February 2007 and anticipate introducing smaller lots and smaller houses in Bellalago during the third quarter and late fourth quarter 2007.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders, including the monetization of commercial and industrial land from our holdings, and the possible sale of certain residential land to bring forward future cash flows from what would otherwise constitute long-term residential developments.
     A significant deterioration of our markets continues. The number of investor-owned units for sale, the current tightening of mortgage underwriting standards, the availability of significant discounts and incentives, the difficulty of potential purchasers in selling their existing homes and the significant amount of standing inventory continue to adversely affect both the number of homes we have been able to sell and the prices at which we are able to sell them. While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our earnings for the balance of 2007. Nevertheless, as previously indicated, we continue to anticipate that we will be profitable for the year.

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
     As of March 31, 2007, the amount of cash available totaled $190,745, substantially generated through homebuilding operations, sales of commercial and industrial properties, and sales of other properties.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.5% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006 and as of the last trading day of the first quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007 and for the quarter beginning April 1, 2007. On March 27, 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock.

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
     On September 20, 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility as of March 31, 2007 was 7.07%.
     The principal amount under the Unsecured Credit Facility is $125,000 (as amended in October 2005); however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility includes a $7,500 swing line commitment and had a $10,000 sublimit for the issuance of standby letters of credit.
     On May 25, 2006, we amended the Unsecured Credit Facility to clarify the timing of applicable interest rate adjustments and increase the availability for letters of credit from $10,000 to $50,000. The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of March 31, 2007. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the last twelve month period. As of December 31, 2006 and March 31, 2007, we exceeded this limitation. However, during the fourth quarter of 2006, we obtained a waiver of this requirement for the quarter ended December 31, 2006 and the entirety of 2007.
     In the event of a default under the Unsecured Credit Facility, including cross-defaults relating to specified other debt of Avatar or its consolidated subsidiaries in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     The Unsecured Credit Facility provides that once each fiscal year, we may request a twelve-month extension of the maturity date. The maturity date of the Unsecured Credit Facility is September 20, 2010. As of March 31, 2007, we had borrowings totaling $0 under the Unsecured Credit Facility and $102,431 was available for borrowing under the Unsecured Credit Facility, net of $22,569 outstanding letters of credit.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     During the three months ended March 31, 2007, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2007, the remaining authorization is $15,829.
     For the three months ended March 31, 2007, net cash used in operating activities amounted to $9,183, primarily as a result of an increase in expenditures on land and other inventories of $3,091, a reduction in customer deposits of $4,383 and decreases in accounts payable and accrued liabilities of $24,618. Partially offsetting net cash used in operating activities is the decrease in receivables of $7,897 and net income of $11,108. Net cash used in investing activities amounted to $5,442 as a result of expenditures of $5,406 for investments in property, plant and equipment primarily resulting from expenditures of $4,292 on the Parkway, and expenditures of $36 for investments in unconsolidated joint ventures. Net cash provided by financing activities of $1,610 resulted from proceeds of $888 from the exercise of stock options and $1,357 as a result of excess income tax benefits from the exercise of stock options and restricted stock units. Partially offsetting net cash provided by financing activities is the repayment of $261 in real estate debt and payment of $374 for withholding taxes related to restricted stock units withheld.
     For the three months ended March 31, 2006, net cash provided by operating activities amounted to $2,747, primarily as a result of net income of $24,636, an increase in customer deposits of $4,853 and distributions from an unconsolidated joint venture of $5,200 partially offset by increases in land and other inventories of $26,848. Contributing to the increase in inventories for the three months ended March 31, 2006 were land acquisitions of $18,300 and expenditures on construction and land development of approximately $8,548. Net cash used in investing activities amounted to $1,039, as a result of expenditures of $931 for investments in property, plant and equipment, as well as expenditures of $108 for investment in an unconsolidated joint venture. Net cash used in financing activities of $4,941 resulted from repayment of real estate debt of $5,307, partially offset by proceeds of $250 from the exercise of stock options.
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in the Counties, to be known as the Poinciana Parkway (the Parkway). Under our agreements with the Counties, the Parkway is to be substantially complete and open to traffic by October 31, 2008, barring delays for some period of time resulting from causes beyond our reasonable control. However, we have experienced some delays in obtaining other necessary permits and approvals for the Parkway, and, therefore, its completion is likely to be delayed beyond October 31, 2008. It is early in the process and our preliminary estimates of our right-of-way acquisition, development and construction costs for the Parkway approximate $125,000 to $175,000, of which approximately $12,500 has been expended as of March 31, 2007, but no assurances of the ultimate amount can be given at this early stage. We have obtained bids for construction of the Parkway and currently are in the right-of-way acquisition phase. On May 8, 2007, we entered into an agreement that enables us to purchase mitigation credits and most of the remaining land necessary for construction of the Parkway. Based on preliminary discussions with potential third-party purchasers, we believe that the value of the toll road, upon completion, would be not less than our estimated right-of-way acquisition, development and construction costs.
     We anticipate that cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, fund the right-of-way acquisition, development and construction of the Parkway, as well as to commence appropriate development of new projects on properties currently owned and/or to be acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the open tax years ended December 31, 2003, 2004, 2005 and 2006 which remain subject to examination and adjustment by major tax jurisdictions as of March 31, 2007. FIN 48 did not have an impact on our financial position and results of operations.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our financial statements as income tax expense.
     There has been no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2007 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K.
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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (which is January 1, 2008 for us). The effect of EITF 06-8 is not expected to be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007 (which is January 1, 2008 for us). We have not yet determined what, if any, impact SFAS No. 159 will have on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
FORWARD—LOOKING STATEMENTS
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult (55 years and older) and primary housing; the level of immigration and in-migration into the areas in which we conduct real estate activities; the level of competition in geographic areas in which we do business; the number of investor and speculator resale homes for sale in our communities and in the geographic areas in which we develop and sell homes; international (in particular Latin America), national and local economic conditions and events, including employment levels, income levels, interest rates, mortgage rates, consumer confidence, the availability and terms of residential mortgage financing and subprime mortgage financing and demand for new and existing housing; Avatar’s access to financing; geopolitical risks; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the three months ended March 31, 2007. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2006 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Unregistered Sales of Equity Securities
     On March 27, 2007, $200 principal amount of the 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) were converted into 3,800 shares of Avatar common stock. As of March 31, 2007, a total of $119,800 aggregate principal amount of the 4.50% Notes was outstanding and convertible into 2,276,268 of Avatar’s common stock.
     As previously disclosed, as a result of the closing price of Avatar’s common stock exceeding 120% of the conversion price for twenty trading days within the thirty consecutive trading day period ending on December 29, 2006, holders of the 4.50% Notes could convert the 4.50% Notes into shares of common stock during the calendar quarter ending March 31, 2007. In addition, as previously disclosed, as a result of the closing price of Avatar’s common stock exceeding 120% of the conversion price for twenty trading days within the thirty consecutive trading day period ending on March 30, 2007, holders of the 4.50% Notes may convert the 4.50% Notes into shares of common stock during the calendar quarter ending June 30, 2007. The 4.50% Notes are convertible at the conversion rate of 19.0006 shares of common stock per $1 principal amount of the 4.50% Notes.
     The shares of common stock were issued solely to holders of the 4.50% Notes upon conversion of the 4.50% Notes pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended, which is available since the shares of common stock were exchanged by Avatar with its existing security holders exclusively where no commissions or other remunerations were paid or given directly or indirectly for soliciting such an exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data) — continued
Repurchases of Equity Securities
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended March 31, 2007:

			Total Number of
			Shares Purchased as	Maximum Amount That
			Part of a Publicly	May Yet Be
	Total Number	Average Price Paid	Announced Plan or	Purchased Under the
Period	of Shares Purchased	Per Share	Program (1)	Plan or Program (1)
January 1, 2007 to January 31, 2007	—	$—	—	$15,829
February 1, 2007 to February 28, 2007	—	—	—	$15,829
March 1, 2007 to March 31, 2007	—	—	—	$15,829

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of Avatar’s common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of common stock. As of March 31, 2007, the remaining authorization for purchase of shares of Avatar’s common stock and 4.50% notes was $15,829. During the three months ended March 31, 2007, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.

Item 6. Exhibits
10.1	Severance Arrangement with respect to Charles L. McNairy (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: May 10, 2007	By:	/s/ Charles L. McNairy
Charles L. McNairy
Executive Vice President, Treasurer and Chief Financial Officer

Date: May 10, 2007	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit	Index
10.1	Severance Arrangement with respect to Charles L. McNairy (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).