Form 10-Q
period 2007-06-30
AVATAR HOLDINGS INC
filed 2007-08-09
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐     No ☒
8,296,523 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2007.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
INDEX

PAGE
PART I. Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets — June 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Income (Unaudited) — Six and three months ended June 30, 2007 and 2006	4

Consolidated Statements of Cash Flows (Unaudited) — Six months ended June 30, 2007 and 2006	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4. Controls and Procedures	26

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4. Submission of Matters to a Vote of Security Holders.	27

Item 6. Exhibits	29
EX-10.1 Director Compensation
EX-10.2 Kotler Employment Agreement
EX-10.3 Restricted Stock Unit Agreement
EX-10.4 Restricted Stock Unit Agreement
EX-10.5 Restricted Stock Unit Agreement
EX-10.6 Amendment to Getman Employment Agreement
EX-10.7 Amendment to Restricted Stock Unit Agreement
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30	December 31
	2007	2006
Assets
Cash and cash equivalents	$186,727	$203,760
Restricted cash	4,063	3,637
Receivables, net	6,552	13,863
Land and other inventories	418,480	443,825
Property, plant and equipment, net	80,249	59,756
Investment in unconsolidated joint ventures	7,785	7,583
Prepaid expenses	10,813	10,066
Other assets	8,865	8,487
Deferred income taxes	1,611	95

Total Assets	$725,145	$751,072

Liabilities and Stockholders’ Equity

Liabilities
Notes, mortgage notes and other debt:
Corporate	$119,800	$120,000
Real estate	16,551	16,925
Estimated development liability for sold land	24,621	24,693
Accounts payable	7,142	22,053
Accrued and other liabilities	18,121	43,694
Customer deposits	11,008	18,351

Total Liabilities	197,243	245,716
Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,828,346 shares at June 30, 2007 10,725,559 shares at December 31, 2006	10,828	10,726
Additional paid-in capital	232,078	226,013
Retained earnings	360,020	343,641

	602,926	580,380

Treasury stock: at cost, 2,531,823 shares at June 30, 2007 and December 31, 2006	(75,024)	(75,024)

Total Stockholders’ Equity	527,902	505,356

Total Liabilities and Stockholders’ Equity	$725,145	$751,072

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the six and three months ended June 30, 2007 and 2006
(Unaudited)
(Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2007	2006	2007	2006
Revenues
Real estate revenues	$168,528	$323,182	$78,435	$168,876
Interest income	4,237	1,517	2,021	880
Other	935	1,204	799	933

Total revenues	173,700	325,903	81,255	170,689

Expenses
Real estate expenses	135,722	234,434	66,471	119,372
General and administrative expenses	13,186	13,771	7,127	7,199

Total expenses	148,908	248,205	73,598	126,571
Equity earnings (loss) from unconsolidated joint ventures	41	1,720	(2)	90

Income before income taxes	24,833	79,418	7,655	44,208
Income tax expense	(8,454)	(27,599)	(2,384)	(17,025)

Net income	$16,379	$51,819	$5,271	$27,183

Basic Earnings Per Share	$1.98	$6.33	$0.64	$3.32

Diluted Earnings Per Share	$1.63	$5.01	$0.55	$2.62

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2007 and 2006
(Dollars in Thousands)

	2007	2006
OPERATING ACTIVITIES
Net income	$16,379	$51,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,762	2,083
Amortization of stock-based compensation	2,431	5,318
Impairment of goodwill	—	654
Impairment of land and other inventories	2,000	—
Distributions (return) of earnings from an unconsolidated joint venture	(55)	29,132
Equity earnings from unconsolidated joint ventures	(41)	(1,720)
Deferred income taxes	300	(4,423)
Excess income tax benefit from exercise of stock options and restricted stock units	(1,816)	(140)
Changes in operating assets and liabilities:
Restricted cash	(426)	(1,755)
Receivables, net	7,311	2,904
Land and other inventories	13,300	(76,322)
Prepaid expenses	(747)	2,742
Other assets	(384)	(107)
Accounts payable and accrued and other liabilities	(30,697)	(10,968)
Customer deposits	(7,343)	2,328
Assets/liabilities of business transferred under contractual arrangements	—	8,776

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,974	10,321

INVESTING ACTIVITIES
Investment in property, plant and equipment	(22,069)	(4,489)
Investment in unconsolidated joint ventures	(106)	(417)
Return of advances from promissory note	—	4,910
Distribution of capital from an unconsolidated joint venture	—	19,706

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(22,175)	19,710

FINANCING ACTIVITIES
Principal payments of real estate borrowings	(374)	(5,682)
Proceeds from exercise of stock options	2,100	250
Excess income tax benefit from exercise of stock options and restricted stock units	1,816	140
Payment of withholding taxes related to restricted stock units withheld	(374)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,168	(5,292)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,033)	24,739

Cash and cash equivalents at beginning of period	203,760	38,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$186,727	$63,218

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Conversion of 4.50% Notes into Equity	$200	$—

     See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2007
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
     The consolidated balance sheets as of June 30, 2007 and December 31, 2006, and the related consolidated statements of income for the six and three months ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The consolidated balance sheet as of December 31, 2006 was derived from audited consolidated financial statements included in our 2006 Annual Report on Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2006 audited consolidated financial statements included in our 2006 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.
Reclassifications
     Certain 2006 financial statement items have been reclassified to conform to the 2007 presentation. We reclassified from “Land and other inventories” to “Property, plant and equipment, net” on the accompanying Consolidated Balance Sheet as of December 31, 2006, capitalized costs of $8,145 and $4,579, respectively, related to (1) the Parkway (as defined below) and (2) additional amenities under construction, to conform with the presentation as of June 30, 2007. As a result of these reclassifications on the Consolidated Balance Sheet, $3,753 of expenditures related to the Parkway and additional amenities were reclassified from Operating Activities to Investing Activities on the accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2006. These reclassifications had no impact on reported net income.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Impairment of Long-Lived Assets — continued
Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the first quarter of 2007, the continued deterioration of market conditions at a community in Florida in which we and other builders are selling homes and the increase of our speculative inventory at this community caused us to evaluate the carrying amount of the long-lived assets, consisting of homes completed and under construction, for impairment. Based on this evaluation, we recognized an impairment loss of $2,000 on the carrying value of the inventory in this community. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the six months ended June 30, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. We continue to evaluate the carrying value of our long-lived assets. During the second quarter of 2007, indicators of impairment were not present and no additional impairment losses have been recognized.
Land and Other Inventories
     Inventories consist of the following:

	June 30,
	2007	December 31,
	(Unaudited)	2006
Land developed and in process of development	$245,945	$220,403
Land held for future development or sale	95,824	96,214
Homes completed or under construction	75,572	126,482
Other	1,139	726

	$418,480	$443,825

     During the six and three months ended June 30, 2007, pre-tax profits from sales of commercial, industrial and other land were $7,137 and $2,379, respectively, on revenues of $9,049 and $3,489, respectively. During the six months ended June 30, 2007, pre-tax profits from sales of commercial and industrial land were $6,910 on aggregate revenues of $8,822. Pre-tax profits on sales of other land during the six months ended June 30, 2007 were $227 on aggregate revenues of $227. During the three months ended June 30, 2007, we realized pre-tax profits of $2,176 on revenues of $3,286 from sales of commercial and industrial land. Pre-tax profits on sales of other land during the three months ended June 30, 2007 were $203 on aggregate revenues of $203. During the six and three months ended June 30, 2006, pre-tax profits from sales of commercial, industrial and other land were $28,189 and $20,219, respectively, on revenues of $38,946 and $30,171, respectively. During the six months ended June 30, 2006, pre-tax profits on sales of commercial and industrial land were $23,468 on aggregate sales of $25,132. Pre-tax profits on sales of other land during the six months ended June 30, 2006 were $394 on aggregate sales of $629. During the three months ended June 30, 2006, we realized pre-tax profits of $15,718 on revenues of $16,641 from sales of commercial and industrial land. We also realized, during the three months ended June 30, 2006, pre-tax profits of $4,327 from the collection of $13,185 on a promissory note and accrued interest from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005. Pre-tax profits on sales of other land were $174 on aggregate sales of $345.
     See “Financial Information Relating to Industry Segments” below.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Property, Plant and Equipment, net
     The increase in property, plant and equipment, net as of June 30, 2007 compared to December 31, 2006 is primarily due to capitalized expenditures incurred during the six months ended June 30, 2007 related to the Parkway (as defined below) and amenities under construction. See “Commitments and Contingencies” for additional information regarding the Parkway.
Goodwill and Indefinite-Lived Intangible Assets
     During the first quarter of 2006, we performed an interim impairment test in accordance with SFAS No. 142 “Goodwill and Intangible Assets” on the goodwill associated with the Harbor Islands community because facts and circumstances indicated a potential impairment. Based on this impairment test, we determined that this goodwill was impaired as a result of the closing of the final housing unit in this community. Since the Harbor Islands community was completed during the first quarter of 2006, the associated goodwill of $654 was written-off under the caption of Real Estate Expense in the consolidated statement of income for the six months ended June 30, 2006. There was no impairment of goodwill in 2007.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2007, $200 principal amount of the 4.50% Notes have been converted into 3,800 shares of Avatar common stock.

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
     In September 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain other financial institutions as lenders. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility was 7.07% as of June 30, 2007.
     The total amount of the Unsecured Credit Facility is $125,000 (as amended); however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility, as amended, includes a $7,500 swing line commitment and has a $50,000 sublimit for the issuance of standby letters of credit. The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of June 30, 2007. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the trailing twelve month period. As of December 31, 2006 and June 30, 2007, we exceeded this limitation. However, during the fourth quarter of 2006, we obtained a waiver of this requirement for the quarter ended December 31, 2006 and the entirety of 2007.
     In the event of a default under the Unsecured Credit Facility, including defaults relating to other debt of Avatar in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     The maturity date of the Unsecured Credit Facility is September 20, 2010. As of June 30, 2007, we had no borrowings outstanding under the Unsecured Credit Facility, had issued letters of credit totaling $22,569 and had $102,431 in availability for borrowing under the Unsecured Credit Facility, all of which we could have borrowed without violating any of our debt covenants.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     We made interest payments of $3,300 and $3,717 for the six months ended June 30 2007 and 2006, respectively. Interest costs incurred and capitalized for the six months ended June 30, 2007 and 2006, respectively, were $3,659 and $3,944.

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
     During the six and three months ended June 30, 2007 and 2006 changes in the warranty reserve consisted of the following (unaudited):

	Six Months		Three Months
	2007	2006	2007	2006
Accrued warranty reserve, beginning of period	$2,319	$1,616	$1,806	$1,924
Estimated warranty expense	1,105	1,830	541	881
Amounts charged against warranty reserve	(1,775)	(1,572)	(698)	(931)

Accrued warranty reserve, end of period	$1,649	$1,874	$1,649	$1,874

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
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 102,787 and 27,972 shares of our common stock for the six and three months ended June 30, 2007, respectively, due to the exercise of stock options, restricted stock units, stock units and conversion of 4.50% Notes. The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 14,273 and 4,273 shares of our common stock for the six and three months ended June 30, 2006, respectively, due to the exercise of stock options, restricted stock units and stock units.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the six and three months ended June 30, 2007 and 2006 (unaudited):

	Six Months		Three Months
	2007	2006	2007	2006
Numerator:
Basic earnings per share — net income	$16,379	$51,819	$5,271	$27,183
Interest on 4.50% Notes, net of tax	1,629	1,633	813	816

Diluted earnings per share — net income	$18,008	$53,452	$6,084	$27,999

Denominator:
Basic weighted average shares outstanding	8,255,859	8,189,053	8,297,456	8,193,703
Effect of dilutive restricted stock units	472,641	153,516	471,383	163,941
Effect of dilutive employee stock options	31,864	37,824	15,963	38,081
Effect of dilutive 4.50% Notes	2,278,041	2,280,068	2,276,268	2,280,068

Diluted weighted average shares outstanding	11,038,405	10,660,461	11,061,070	10,675,793

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Repurchase and Exchange of Common Stock
     During the six and three months ended June 30, 2007, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2007, the remaining authorization is $15,829.
Comprehensive Income
     Net income and comprehensive income are the same for the six and three months ended June 30, 2007 and 2006.
Share-Based Payments and Other Executive Compensation
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the “Incentive Plan”) provides that stock options, including incentive stock options and non-qualified stock options; stock appreciation rights; stock awards; performance-conditioned stock awards (“restricted stock units”); and stock units may be granted to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
     As of June 30, 2007, an aggregate of 1,206,842 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, which represents an aggregate of 710,165 options and stock units granted and 496,677 shares available for grant, including stock awards that are potentially issuable under earnings participation award agreements with certain executive officers.
     Compensation expense related to the stock option and restricted stock unit awards during the six months ended June 30, 2007 and 2006 was $1,785 and $1,565, respectively, of which $143 and $143, respectively, related to stock options and $1,642 and $1,422, respectively, related to restricted stock units. Compensation expense related to stock option and restricted stock unit awards during the three months ended June 30, 2007 and 2006 was $907 and $884, respectively, of which $71 and $72 related to stock options and $836 and $812, respectively, related to restricted stock units. During the six months ended June 30, 2007, we granted 23,020 restricted stock units which have a weighted average grant date fair value of $80.96 per share. During the six months ended June 30, 2006, we granted 3,200 restricted stock units which have a weighted average grant date fair value of $57.54 per share. No stock options were granted for the six months ended June 30, 2007 and 2006.
     As of June 30, 2007, there was $8,289 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $8,145 relates to restricted stock units and $144 relates to stock options. That expense is expected to be recognized over a weighted-average period of 1.9 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. These agreements were amended and restated as of April 15, 2005 and further amended and restated as of December 26, 2006. As amended and restated, the stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. Compensation expense related to the stock awards of

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Share-Based Payments and Other Executive Compensation — continued
     $571 and $237 was recognized for the six and three months ended June 30, 2007, respectively, and $3,676 and $2,158 was recognized for the six and three months ended June 30, 2006, respectively. The income tax benefit recognized in the consolidated statements of income during the six and three months ended June 30, 2007 for these awards was $217 and $90, respectively. The income tax benefit recognized in the consolidated statements of income for the same periods in 2006 for these awards was $1,397 and $820, respectively.
Income Taxes
     The exercise and issuance of restricted stock units and stock options for the six months ended June 30, 2007 generated additional income tax benefits of $1,816 which is reflected as an increase to additional paid-in capital.
     We made income tax payments of approximately $22,750 and $44,850 for the six months ended June 30, 2007 and 2006, respectively.
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
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the open tax years ended December 31, 2003, 2004, 2005 and 2006 which remain subject to examination and adjustment by major tax jurisdictions as of June 30, 2007. FIN 48 did not have an impact on our financial position and results of operations.
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
     As of June 30, 2007, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria of VIEs under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in Unconsolidated Joint Ventures — continued
primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is recorded using the equity method of accounting. Our investment in this entity as of June 30, 2007 and December 31, 2006 is the amount invested of $7,792 and $7,686, respectively. This entity has assets consisting primarily of land and land development totaling approximately $15,475 and $15,313 as of June 30, 2007 and December 31, 2006, respectively.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We are accounting for our investment in the Ocean Palms Joint Venture under the equity method of accounting. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. Our capital account in the investment in the Ocean Palms Joint Venture as of June 30, 2007 and December 31, 2006 is a deficit of $7 and $103, respectively. The Ocean Palms Joint Venture has assets and liabilities of $379 and $280, respectively, as of June 30, 2007 and $409 and $402, respectively, as of December 31, 2006. Net income (loss) for the Ocean Palms Joint Venture was $83 and $2,992 for the six months ended June 30, 2007 and 2006, respectively, and ($3) and $245 for the three months ended June 30, 2007 and 2006, respectively. Our share of the net income (loss) from the Ocean Palms Joint Venture was $41 and $1,770 for the six months ended June 30, 2007, and 2006, respectively, and ($1) and $115 for the three months ended June 30, 2007 and 2006, respectively.
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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007, which is January 1, 2008 for us. The effect of EITF 06-8 is not expected to be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007, which is January 1, 2008 for us. We have not yet determined what, if any, impact SFAS No. 159 may have on our financial position or results of operations.

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
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the Parkway). It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road, and under our agreements we have the right to sell it to a third party together with our rights to operate the toll road. Under our agreements with the Counties, the Parkway was to be complete by October 31, 2008, subject to delays beyond our control, including permitting delays. We have notified the counties that the completion of construction will be delayed at least until May 31, 2009 because we still have not obtained all necessary permits to construct the Parkway. We understand that the delays that we have encountered are contemplated by the agreements and entitle us to the extension.
     We have made significant progress toward obtaining certain of the necessary permits and approvals for construction of the Parkway. However, we have experienced delays in obtaining other necessary permits and approvals principally as a result of objections filed by environmental organizations. We have been in discussions with these organizations and government agencies for the purpose of resolving issues that they have raised. Completion of the Parkway, assuming we are successful in obtaining the necessary permits to construct it, will be delayed at least until May 31, 2009.
     Our preliminary estimates of our right-of-way acquisition, development and construction costs for the Parkway approximate $125,000 to $175,000 however no assurance of the ultimate amount can be given at this early stage. As of June 30, 2007, approximately $27,046 has been expended.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2007 and 2006 (unaudited):

	Six Months		Three Months
	2007	2006	2007	2006
Revenues:
Segment revenues
Primary residential	$105,992	$181,371	$53,670	$85,895
Active adult	51,742	99,097	20,432	51,246
Commercial and industrial and other land sales	9,049	38,946	3,489	30,171
Other operations	1,862	4,035	874	1,723

	168,645	323,449	78,465	169,035

Unallocated revenues
Interest income	4,237	1,517	2,021	880
Other	818	937	769	774

Total revenues	$173,700	$325,903	$81,255	$170,689

Operating income:
Segment operating income
Primary residential	$20,745	$44,770	$9,581	$21,095
Active adult	8,606	20,269	1,677	10,496
Commercial and industrial and other land sales	7,137	28,189	2,379	20,219
Other operations	423	1,764	236	666

	36,911	94,992	13,873	52,476

Unallocated income (expenses)
Equity earnings (loss) from unconsolidated joint ventures	41	1,720	(2)	90
Interest income	4,237	1,517	2,021	880
General and administrative expenses	(13,186)	(13,771)	(7,127)	(7,199)
Other real estate expenses	(3,170)	(5,040)	(1,110)	(2,039)

Income before income taxes	$24,833	$79,418	$7,655	$44,208

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
     The discussion in this section may contain “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. Please see our discussion under the heading “Forward-Looking Statements” below.
EXECUTIVE SUMMARY
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
     We generate the majority of our revenues from our homebuilding operations which are conducted in our active adult and primary residential communities. During 2007 our homebuilding results reflect the continued deterioration of conditions in most of our markets characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The number of investor-owned units for sale, the tightening of mortgage underwriting standards, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we have been able to sell and the prices at which we are able to sell them. As a result, our markets continue to experience lower traffic, increased cancellations, higher incentives and lower margins. We have experienced additional tightening of the availability of mortgage financing for buyers in our communities. If this situation continues it could result in additional downward pressure on the selling price of homes and a reduction in the number of homes sold by us which could adversely affect our operations.
     In order to adjust to changing market conditions, during 2006, we began designing new homes with lower square footage and smaller lots to enable us to sell lower priced houses at meaningful profit margins. We introduced a new multi-family product at Solivita in the fourth quarter of 2006, a smaller product for our Poinciana scattered lot program in February 2007 and anticipate introducing smaller lots and smaller houses in Bellalago during the third quarter and late fourth quarter 2007.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. Our strategy includes the monetization of commercial and industrial land from our holdings, and the possible sale of certain residential land to bring forward future cash flows from what would otherwise constitute long-term residential developments. We do not believe it is in the best interest of our shareholders to sacrifice the long-term value of our assets, including our communities, for short-term earnings. As a result, we currently do not believe that it is an appropriate strategy for us to artificially create demand for our products by aggressively discounting our homes and adding additional supply to our markets to compete with other builders for volume. While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our earnings for the balance of 2007. Nevertheless, we continue to anticipate that we will be profitable for the year.

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
     The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2007 and 2006:

	Six Months		Three Months
	2007	2006	2007	2006
Operating income:
Primary residential
Revenues	$105,992	$181,371	$53,670	$85,895
Expenses	85,247	136,601	44,089	64,800

Segment operating income	20,745	44,770	9,581	21,095

Active adult
Revenues	51,742	99,097	20,432	51,246
Expenses	43,136	78,828	18,755	40,750

Segment operating income	8,606	20,269	1,677	10,496

Commercial and industrial and other land sales
Revenues	9,049	38,946	3,489	30,171
Expenses	1,912	10,757	1,110	9,952

Segment operating income	7,137	28,189	2,379	20,219

Other operations
Revenues	1,862	4,035	874	1,723
Expenses	1,439	2,271	638	1,057

Segment operating income	423	1,764	236	666

Operating income	36,911	94,992	13,873	52,476

Unallocated income (expenses):
Equity earnings (loss) from unconsolidated joint ventures	41	1,720	(2)	90
Interest income	4,237	1,517	2,021	880
General and administrative expenses	(13,186)	(13,771)	(7,127)	(7,199)
Other real estate expenses	(3,170)	(5,040)	(1,110)	(2,039)

Income before income taxes	24,833	79,418	7,655	44,208
Income tax expense	(8,454)	(27,599)	(2,384)	(17,025)

Net income	$16,379	$51,819	$5,271	$27,183

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Data from single-family primary residential and active adult homebuilding operations for the six and three months ended June 30, 2007 and 2006 is summarized as follows:

	Six Months		Three Months
	2007	2006	2007	2006
Units closed
Number of units	452	972	222	456
Aggregate dollar volume	$149,738	$272,732	$70,136	$134,204
Average price per unit	$331	$281	$316	$294

Contracts signed, net of cancellations
Number of units	269	670	127	242
Aggregate dollar volume	$65,020	$239,597	$26,929	$83,074
Average price per unit	$242	$358	$212	$343

Backlog at June 30
Number of units	366	1,763
Aggregate dollar volume	$104,574	$601,345
Average price per unit	$286	$341
     The number of net housing contracts signed during the six and three months ended June 30, 2007 compared to the same period in 2006 declined by 59.9% and 47.5%, respectively, while the dollar volume of housing contracts signed declined by 72.9% and 67.6%, respectively. The decline in housing contracts signed for the six and three months ended June 30, 2007 continues to reflect the weak market for new residences in the geographic areas in which our developments are located.
     We have not experienced any improvement in the market for new homes in the first six months of 2007. Our communities are located in areas of Florida and Arizona where there is an excess of investor and speculator-owned units for sale and an increasing use of various sales incentives by residential builders in our markets, including Avatar. We continue to experience significant cancellations of home sales contracts. During the six and three months ended June 30, 2007, cancellations of previously signed contracts totaled 158 and 95, respectively, compared to 151 and 86 for the six and three month period ended June 30, 2006.
     During the six and three months ended June 30, 2007 compared to the six and three months ended June 30, 2006, the number of homes closed decreased by 53.5% and 51.3%, respectively, and the dollar volume by 45.1% and 47.7%, respectively. We anticipate that we will close in excess of 80% of the homes in backlog as of June 30, 2007 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term. It is not our intention to implement programs which may offer some short-term earnings advantage, but which could compromise our long-term objectives.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we carry long-lived assets at the lower of the carrying amount or fair value. We evaluate an asset for impairment when indicators of impairment are present. Impairment is evaluated by estimating the sum of future undiscounted cash flows against the carrying amount of the assets. If the sum of future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the first quarter of 2007, the continued deterioration of market conditions at a community in Florida in which we and other builders are selling homes and the increase of our speculative inventory at this community caused us to evaluate the carrying amount of the long-lived assets, consisting of homes completed and under construction, for impairment. Based on this evaluation, we recognized an impairment loss of $2,000, on the carrying value of the inventory in this community. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the six months ended June 30, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. We continue to evaluate the carrying value of our long-lived assets. During the second quarter of 2007, indicators of impairment were not present and no additional impairment losses have been recognized.
     Net income for the six and three months ended June 30, 2007 was $16,379 or $1.63 per diluted share ($1.98 per basic share) and $5,271 or $0.55 per diluted share ($0.64 per basic share), respectively, compared to net income of $51,819 or $5.01 per diluted share ($6.33 per basic share) and $27,183 or $2.62 per diluted share ($3.32 per basic share). The decrease in net income for the six and three months ended June 30, 2007 compared to the same periods in 2006 was primarily due to decreased profitability of primary residential operations, active adult operating results and commercial and industrial and other land sales. These decreases were partially mitigated by increases in interest income as well as decreases in other real estate expenses.
     Revenues from primary residential operations decreased $75,379 or 41.6% and $32,225 or 37.5%, respectively, for the six and three months ended June 30, 2007 compared to the same periods in 2006. Expenses from primary residential operations decreased $51,354 or 37.6% and $20,711 or 32.0%, respectively, for the six and three months ended June 30, 2007, compared to the same periods in 2006. The decreases in revenues are attributable to decreased closings at Poinciana, Bellalago, Cory Lake Isles and Rio Rico and were partially mitigated by higher average closing prices. During the same periods, the decrease in expenses is attributable to lower volume of closings partially mitigated by the impairment loss of $2,000 recognized on the carrying value of inventory (as discussed above).
     Revenues from active adult operations decreased $47,355 or 47.8% and $30,814 or 60.1%, respectively, for the six and three months ended June 30, 2007 compared to the same periods in 2006. Expenses from active adult operations decreased $35,692 or 45.3% and $21,995 or 54.0%, respectively, for the six and three months ended June 30, 2007 compared to the same periods in 2006. The decreases in revenues are attributable to decreased closings partially mitigated by higher average closing prices. The decreases in expenses are attributable to lower volume of closings.
     Revenues from commercial and industrial and other land sales decreased $29,897 and $26,682, respectively, for the six and three months ended June 30, 2007 compared to the same periods in 2006. During the six and three months ended June 30, 2007, pre-tax profits from sales of commercial, industrial and other land were $7,137 and $2,379, respectively, on revenues of $9,049 and $3,489, respectively. For the six months ended June 30, 2007, pre-tax profits from commercial and industrial land were $6,910 on aggregate revenues of $8,822. Pre-tax profits on sales of other land during the six months ended June 30, 2007 were $227 on aggregate revenues of $227. During the three months ended June 30, 2007, we realized pre-tax profits of $2,176 on revenues of $3,286 from sales of commercial and industrial land. Pre-tax profits on sales of other land during the three months ended June 30, 2007 were $203 on aggregate revenues of $203. During the six and three months ended June 30, 2006, pre-tax profits from sales of commercial, industrial and other land were $28,189 and $20,219, respectively, on revenues of $38,946 and $30,171, respectively. During the six months ended June 30, 2006, pre-tax profits on sales of commercial and industrial land were $23,468 on aggregate sales of $25,132. Pre-tax profits on sales of other land during the six months ended June 30, 2006 were $394 on aggregate sales of $629. During the three months ended June 30, 2006, we realized pre-tax profits of $15,718 on revenues of $16,641 from sales of commercial and industrial land.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     We also realized, during the three months ended June 30, 2006, pre-tax profits of $4,327 from the collection of $13,185 on a promissory note and accrued interest from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005. Pre-tax profits on sales of other land were $174 on aggregate sales of $345. Expenses from commercial and industrial and other land sales decreased $8,845 and $8,842, respectively, for the six and three months ended June 30, 2007 compared to the same periods in 2006. Included in the caption Expenses are cost of land sold, commissions related to these sales and consulting and legal fees. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Revenues from other operations decreased $2,173 or 53.9% and $849 or 49.3%, respectively, for the six and three months ended June 30, 2007 compared to the same periods in 2006. Expenses from other operations decreased $832 or 36.6% and $419 or 39.6%, respectively, for the six and three months ended June 30, 2007 compared to the same periods in 2006. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations due to reduced closings.
     Equity earnings from unconsolidated joint ventures represent our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. We recognized $41 and ($2) of earnings (losses) for the six and three months ended June 30, 2007, respectively, compared to $1,770 and $115 of earnings for the six and three months ended June 30, 2006, respectively, from our investment in the Ocean Palms Joint Venture. As of June 30, 2007, substantially all earnings have been recognized. The Ocean Palms Joint Venture’s operations currently consist primarily of the sale of the remaining parking spaces, sale of the realty operations and activities related to winding down the Ocean Palms Joint Venture.
     Interest income increased $2,720 or 179.3% and $1,141 or 129.7% for the six and three months ended June 30, 2007, respectively, compared to the same periods in 2006. The increases were primarily attributable to higher balances of cash and cash equivalents during 2007 as compared to 2006 as well as higher interest rates earned on these balances.
     Other real estate expenses, represented by real estate taxes and property maintenance not allocable to specific operations, decreased by $1,870 or 37.1% and $929 or 45.6%, respectively, for the six and three months ended June 30, 2007 compared to the same period in 2006. The decrease is primarily attributable to a goodwill impairment loss of $654 recognized during the six months ended June 30, 2006. Also contributing to the decrease was a reduction in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the six and three months ended June 30, 2007, we recognized charges of $98 and $8, respectively. During the six and three months ended June 30, 2006, we recognized charges of $823 and $429, respectively. These charges were based on third-party engineering evaluations.
     Income tax expense was provided for at an effective tax rate of 34.0% and 31.1% for the six and three months ended June 30, 2007, respectively, compared to 34.8% and 38.5% for the six and three months ended June 30, 2006, respectively. The variance in the effective tax rate for the six and three months ended June 30, 2007 as compared to the federal and state statutory rate of 38% is primarily due to tax-exempt interest earned on our available cash balances. The variance in the effective tax rate for the six months ended June 30, 2006 as compared to the federal and state statutory rate of 38% is primarily attributable to a reduction to the valuation allowance for deferred tax assets of $1,970.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES
     Our real estate business strategy is designed to capitalize on our competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities and primary residential communities, and utilizing third-party commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Our significant uses of capital include: homebuilding construction in process; community infrastructure; property, plant and equipment; selling, general and administrative expenses; and funding of debt service requirements.
     As of June 30, 2007, the amount of cash available totaled $186,727, substantially generated through homebuilding operations, sales of commercial and industrial properties, and sales of other properties, including the sale of the Ocala property in December 2006.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities, and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.
     For the six months ended June 30, 2007, net cash provided by operating activities amounted to $1,974, primarily as a result of the decrease in receivables of $7,311, a decrease in land and other inventories of $13,300 and net income of $16,379. Partially offsetting net cash provided by operating activities is a reduction in customer deposits of $7,343 and decreases in accounts payable and accrued liabilities of $30,697. Net cash used in investing activities amounted to $22,175 as a result of expenditures of $22,069 for investments in property, plant and equipment primarily resulting from expenditures of $18,901 on the Parkway and expenditures of $106 for investments in unconsolidated joint ventures. Net cash provided by financing activities of $3,168 resulted from proceeds of $2,100 from the exercise of stock options and $1,816 as a result of excess income tax benefits from the exercise of stock options and restricted stock units. Partially offsetting net cash provided by financing activities is the repayment of $374 in real estate debt and payment of $374 for withholding taxes related to restricted stock units withheld.
     For the six months ended June 30, 2006, net cash provided by operating activities amounted to $10,321, primarily as a result of net income of $51,819, an increase in customer deposits of $2,328, distributions of earnings from an unconsolidated joint venture of $29,132, proceeds from the collection of $13,185 on a promissory note and accrued interest from the sale of our equity interest in the Regalia Joint Venture and proceeds from the sales of commercial and industrial and other land sales partially offset by increases in land and other inventories of $76,322 and decreases in accounts payable and accrued liabilities of $10,968. Contributing to the increase in land and other inventories for the six months ended June 30, 2006 were land acquisitions of approximately $18,300 and expenditures on construction and land development of $58,022. Net cash provided by investing activities amounted to $19,710 primarily as a result of distributions of capital from an unconsolidated joint venture of $19,706 and return of advances of $4,910 from a promissory note to our Ocean Palms Joint Venture member offset by expenditures of $4,489 for investments in property, plant and equipment, as well as expenditures of $417 for investments in unconsolidated joint ventures. Net cash used in financing activities of $5,292 resulted from repayment of real estate debt of $5,682 partially offset by proceeds of $250 from the exercise of stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of June 30, 2007, the amount of our borrowings totaled $136,351 compared to our borrowings of $136,925 as of December 31, 2006. At June 30, 2007, our borrowings of $136,351 included $119,800 of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), $15,730 of 6% purchase money mortgage due 2009 and $821 of 5.50% community development district term bond obligations due 2010.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2007, $200 principal amount of the 4.50% Notes have been converted into 3,800 shares of Avatar common stock.
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
     In September 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain other financial institutions as lenders. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility was 7.07% as of June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     The total amount of the Unsecured Credit Facility is $125,000 (as amended); however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility, as amended, includes a $7,500 swing line commitment and has a $50,000 sublimit for the issuance of standby letters of credit. The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of June 30, 2007. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the trailing twelve month period. As of December 31, 2006 and June 30, 2007, we exceeded this limitation. However, during the fourth quarter of 2006, we obtained a waiver of this requirement for the quarter ended December 31, 2006 and the entirety of 2007.
     In the event of a default under the Unsecured Credit Facility, including defaults relating to other debt of Avatar in excess of $1,000, the lenders may terminate the commitments under the Unsecured Credit Facility and declare the amounts outstanding, and all accrued interest, immediately due and payable.
     The maturity date of the Unsecured Credit Facility is September 20, 2010. As of June 30, 2007, we had no borrowings outstanding under the Unsecured Credit Facility, had issued letters of credit totaling $22,569 and had $102,431 in availability for borrowing under the Unsecured Credit Facility, all of which we could have borrowed without violating any of our debt covenants.
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     During the six and three months ended June 30, 2007, we did not repurchase shares of our common stock and/or the 4.50% Notes under previous authorizations by the Board of Directors to make purchases from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2007, the remaining authorization is $15,829.
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in the Counties, to be known as the Poinciana Parkway (the Parkway). Under our agreements with the Counties, the Parkway was to be complete by October 31, 2008, subject to delays beyond our control, including permitting delays. We have notified the counties that the completion of construction will be delayed at least until May 31, 2009 because we still have not obtained all necessary permits to construct the Parkway. We understand that the delays that we have encountered are contemplated by the agreements and entitle us to the extension. However, we have experienced delays in obtaining other necessary permits and approvals principally as a result of objections filed by environmental organizations. We have been in discussions with these organizations and government agencies for the purpose of resolving issues that they have raised. Completion of the Parkway, assuming we are successful in obtaining the necessary permits to construct it, will be delayed at least until May 31, 2009. Our preliminary estimates of our right-of-way acquisition, development and construction costs for the Parkway approximate $125,000 to $175,000, however no assurance of the ultimate amount can be given at this early stage. As of June 30, 2007, approximately $27,046 has been expended.

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
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the open tax years ended December 31, 2003, 2004, 2005 and 2006 which remain subject to examination and adjustment by major tax jurisdictions as of June 30, 2007. FIN 48 did not have an impact on our financial position and results of operations.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our financial statements as income tax expense.
     There have been no other significant changes to our critical accounting policies and estimates during the six and three months ended June 30, 2007 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K.

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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007, which is January 1, 2008 for us. The effect of EITF 06-8 is not expected to be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007, which is January 1, 2008 for us. We have not yet determined what, if any, impact SFAS No. 159 may have on our financial position or results of operations.
FORWARD — LOOKING STATEMENTS
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the six months ended June 30, 2007. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2006 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended June 30, 2007:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
April 1, 2007 to April 30, 2007	—	$—	—	$15,829
May 1, 2007 to May 31, 2007	—	—	—	$15,829
June 1, 2007 to June 30, 2007	—	—	—	$15,829

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of Avatar’s common stock and/or 7% Convertible Subordinated Notes due April 2005 (which were subsequently called for redemption), in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of common stock. As of June 30, 2007, the remaining authorization for purchase of shares of Avatar’s common stock and 4.50% notes was $15,829. During the three months ended June 30, 2007, Avatar did not repurchase shares of its common stock and/or 4.50% Notes.
Item 4. Submission of Matters to a Vote of Security Holders
     Avatar’s Annual Meeting of Stockholders was held on May 31, 2007, in Coral Gables, Florida, for the purpose of electing ten directors, approving the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors for the year ending December 31, 2007, and approving the amendment to Avatar’s Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) . Proxies were solicited from holders of 8,268,551 outstanding shares of Common Stock as of the close of business on April 2, 2007, as described in Avatar’s Proxy Statement dated April 30, 2007. All of management’s nominees for directors were elected, the appointment of Ernst & Young LLP was approved and the amendment to Avatar’s Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) was approved by the following votes:

Item 4. Submission of Matters to a Vote of Security Holders — continued
ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD
Paul D. Barnett	7,210,419	21,107
Eduardo A. Brea	7,216,207	15,319
Milton H. Dresner	7,206,169	25,357
Roger W. Einiger	7,216,207	15,319
Gerald D. Kelfer	7,212,360	19,166
Joshua Nash	7,215,902	15,624
Kenneth T. Rosen	7,041,077	190,449
Joel M. Simon	7,215,823	15,703
Fred Stanton Smith	7,191,532	39,994
Beth A. Stewart	7,215,785	15,741
APPOINTMENT OF AUDITORS

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES
7,212,453	2,062	17,011	0
AMENDMENT TO THE AMENDED AND RESTATED 1997 INCENTIVE AND CAPITAL ACCUMULATION PLAN
(2005 RESTATEMENT)

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES
5,335,574	1,082,224	26,523	0

Item 6. Exhibits

10.1	Director Compensation (filed herewith).

10.2	Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed herewith).

10.3	Restricted Stock Unit Agreement (2,500 units @ $79.89), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed herewith).

10.4	Restricted Stock Unit Agreement (2,500 units @ $83.89), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed herewith).

10.5	Restricted Stock Unit Agreement (2,500 units @ $88.08), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed herewith).

10.6	Amendment to the Amended and Restated Employment Agreement, dated June 29, 2007, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.7	Amendment to the Restricted Stock Unit Agreement, dated as of July 26, 2007, between Avatar Holdings Inc. and Charles L. McNairy (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: August 9, 2007	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President and Chief Financial Officer

Date: August 9, 2007	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

10.1	Director Compensation (filed herewith).

10.2	Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed herewith).

10.3	Restricted Stock Unit Agreement (2,500 units @ $79.89), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed herewith).

10.4	Restricted Stock Unit Agreement (2,500 units @ $83.89), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed herewith).

10.5	Restricted Stock Unit Agreement (2,500 units @ $88.08), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed herewith).

10.6	Amendment to the Amended and Restated Employment Agreement, dated June 29, 2007, between Avatar Holdings Inc. and Dennis J. Getman (filed herewith). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.7	Amendment to the Restricted Stock Unit Agreement, dated as of July 26, 2007, between Avatar Holdings Inc. and Charles L. McNairy (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).