Form 10-Q
period 2007-09-30
AVATAR HOLDINGS INC
filed 2007-11-09
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes☒     No     ☐
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
Yes ☐     No ☒
8,286,308 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2007.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$192,030	$203,760
Restricted cash	3,603	3,637
Receivables, net	4,616	13,863
Land and other inventories	416,045	443,825
Property and equipment, net	84,846	59,756
Investment in unconsolidated joint ventures	7,760	7,583
Prepaid expenses and other assets	17,849	18,553
Deferred income taxes	—	95

Total Assets	$726,749	$751,072

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$7,617	$22,053
Accrued and other liabilities	21,728	43,694
Customer deposits	8,765	18,351
Deferred income taxes	300	—
Estimated development liability for sold land	22,016	24,693
Notes, mortgage notes and other debt:
Corporate	119,800	120,000
Real estate	16,235	16,925

Total Liabilities	196,461	245,716
Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 10,837,540 shares at September 30, 2007 10,725,559 shares at December 31, 2006	10,838	10,726
Additional paid-in capital	232,335	226,013
Retained earnings	363,104	343,641

	606,277	580,380
Treasury stock: at cost, 2,551,232 shares at September 30, 2007 at cost, 2,531,823 shares at December 31, 2006	(75,989)	(75,024)

Total Stockholders’ Equity	530,288	505,356

Total Liabilities and Stockholders’ Equity	$726,749	$751,072

     See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the nine and three months ended September 30, 2007 and 2006
(Unaudited)
(Dollars in thousands except per-share amounts)

	Nine Months		Three Months
	2007	2006	2007	2006
Revenues
Real estate revenues	$222,951	$480,547	$54,423	$157,365
Interest income	6,349	2,131	2,112	614
Other	1,855	1,537	920	333

Total revenues	231,155	484,215	57,455	158,312

Expenses
Real estate expenses	181,353	348,199	45,631	113,765
General and administrative expenses	18,401	20,881	5,215	7,110

Total expenses	199,754	369,080	50,846	120,875

Equity in earnings (loss) from unconsolidated joint ventures	(14)	1,885	(55)	165

Income before income taxes	31,387	117,020	6,554	37,602
Income tax expense	(11,924)	(42,348)	(3,470)	(14,749)

Net income	$19,463	$74,672	$3,084	$22,853

Basic Earnings Per Share	$2.35	$9.12	$0.37	$2.79

Diluted Earnings Per Share	$1.98	$7.22	$0.35	$2.21

     See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2007 and 2006
(Dollars in Thousands)

	2007	2006
OPERATING ACTIVITIES
Net income	$19,463	$74,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,744	3,162
Amortization of stock-based compensation	2,802	7,850
Impairment of goodwill	—	654
Impairment of land and other inventories	2,000	—
Distributions (return) of earnings from an unconsolidated joint venture	(55)	29,315
Equity in earnings from unconsolidated joint ventures	14	(1,885)
Deferred income taxes	2,292	(4,486)
Excess income tax benefit from exercise of stock options and restricted stock units	(1,897)	(140)
Changes in operating assets and liabilities:
Restricted cash	34	979
Receivables, net	9,247	(3,502)
Land and other inventories	13,132	(114,470)
Prepaid expenses and other assets	719	3,296
Accounts payable and accrued and other liabilities	(26,667)	(7,987)
Customer deposits	(9,586)	(11,650)
Assets/liabilities of business transferred under contractual arrangements	—	8,776

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,242	(15,416)

INVESTING ACTIVITIES
Investment in property and equipment	(27,598)	(12,100)
Investment in unconsolidated joint ventures	(136)	(790)
Return of advances from promissory note	—	4,910
Distribution of capital from an unconsolidated joint venture	—	19,973

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27,734)	11,993

FINANCING ACTIVITIES
Proceeds from revolving line of credit	—	10,000
Principal payments of real estate borrowings	(690)	(16,115)
Proceeds from exercise of stock options	2,100	250
Excess income tax benefit from exercise of stock options and restricted stock units	1,897	140
Payment of withholding taxes related to restricted stock units withheld	(580)	—
Purchase of treasury stock	(965)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,762	(5,725)

DECREASE IN CASH AND CASH EQUIVALENTS	(11,730)	(9,148)
Cash and cash equivalents at beginning of period	203,760	38,479

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,030	$29,331

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES

Conversion of 4.50% Notes into Equity	$200	$—

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2007
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
     The consolidated balance sheets as of September 30, 2007 and December 31, 2006, and the related consolidated statements of income for the nine and three months ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
Reclassifications
     Certain 2006 financial statement items have been reclassified to conform to the 2007 presentation. We reclassified from “Land and other inventories” to “Property and equipment, net” on the accompanying Consolidated Balance Sheet as of December 31, 2006, capitalized costs of $8,145 and $4,579, respectively, related to (1) the Parkway (as defined below) and (2) additional amenities under construction, to conform with the presentation as of September 30, 2007. As a result of these reclassifications on the Consolidated Balance Sheet, $4,696 of capital expenditures related to the Parkway and additional amenities were reclassified from Operating Activities to Investing Activities on the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. These reclassifications had no impact on reported net income.
Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we carry long-lived assets at the lower of the carrying amount or fair value. We evaluate an asset for impairment when indicators of impairment are present. Impairment is evaluated by estimating the sum of future undiscounted cash flows against the carrying amount of the assets. If the sum of

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Impairment of Long-Lived Assets — continued
future undiscounted cash flows is less than the carrying amount of the assets, then the assets are not recoverable and an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the first quarter of 2007, the continued deterioration of market conditions at a community in Florida in which we and other builders are selling homes and the increase of our speculative inventory at this community caused us to evaluate the carrying amount of the long-lived assets, consisting of homes completed and under construction, for impairment. Based on this evaluation, we recognized during the first quarter of 2007 an impairment loss of $2,000 on the carrying value of the inventory in this community. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the nine months ended September 30, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. During the third quarter of 2007, the continued deterioration of conditions in the Florida and Arizona housing markets caused us to evaluate the carrying value of our long-lived assets in several of our communities. Based on this evaluation, no additional impairment losses have been recognized.
Land and Other Inventories
     Inventories consist of the following:

	September 30,
	2007	December 31,
	(Unaudited)	2006
Land developed and in process of development	$244,841	$220,403
Land held for future development or sale	95,623	96,214
Homes completed or under construction	74,552	126,482
Other	1,029	726

	$416,045	$443,825

     During the nine and three months ended September 30, 2007, pre-tax profits from sales of commercial, industrial and other land were $16,116 and $8,979, respectively, on revenues of $19,136 and $10,087, respectively. During the nine months ended September 30, 2007, pre-tax profits from sales of commercial and industrial land were $15,046 on aggregate revenues of $17,768. Pre-tax profits on sales of other land during the nine months ended September 30, 2007 were $1,070 on aggregate revenues of $1,368. During the three months ended September 30, 2007, we realized pre-tax profits of $7,886 on revenues of $8,946 from sales of commercial and industrial land. Pre-tax profits on sales of other land during the three months ended September 30, 2007 were $1,093 on aggregate revenues of $1,141. During the nine and three months ended September 30, 2006, pre-tax profits from sales of commercial, industrial and other land were $33,676 and $5,487, respectively, on revenues of $44,810 and $5,863, respectively. During the nine months ended September 30, 2006, pre-tax profits on sales of commercial and industrial land were $28,443 on aggregate sales of $30,657. Pre-tax profits on sales of other land during the nine months ended September 30, 2006 were $906 on aggregate sales of $968. During the three months ended September 30, 2006, we realized pre-tax profits of $5,169 on revenues of $5,524 from sales of commercial and industrial land. Pre-tax profits on sales of other land during the three months ended September 30, 2006 were $318 on aggregate sales of $339. We also realized, during the nine months ended September 30, 2006, pre-tax profits of $4,327 from the collection of $13,185 on a promissory note and accrued interest from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005.
     See “Financial Information Relating to Industry Segments” below.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Property and Equipment, net
     The increase in property and equipment, net as of September 30, 2007 compared to December 31, 2006 is primarily due to capitalized expenditures incurred during the nine months ended September 30, 2007 related to the Poinciana Parkway (the Parkway) and amenities under construction.
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Parkway. It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road, and under our agreements we have the right to sell it to a third party together with our rights to operate the toll road. Under our agreements with the Counties, the Parkway was to be complete by October 31, 2008, subject to delays beyond our control, including permitting delays. We have notified the counties that the completion of construction will be delayed at least until August 31, 2009 because we still have not obtained all necessary permits to construct the Parkway. It is our understanding that the delays that we have encountered are contemplated by the agreements and entitle us to the extension.
     We are working to resolve concerns about the environmental impact of the Parkway with environmental groups and governmental agencies as we seek to secure the remaining permits necessary to construct the Parkway. Our estimates of the cost to complete the Parkway take into account permit conditions that may be imposed.
     Our preliminary estimates of our right-of-way acquisition, development and construction costs for the Parkway approximate $140,000 to $200,000. However no assurance of the ultimate amount can be given at this stage. As of September 30, 2007, $30,087 has been expended.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98%

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During the third quarter of 2007, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes are not convertible for the quarter beginning October 1, 2007. During 2007, $200 principal amount of the 4.50% Notes have been converted into 3,800 shares of Avatar common stock.
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
     In September 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), four-year senior unsecured revolving credit facility (the Unsecured Credit Facility), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain other financial institutions as lenders. Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility was 6.87% as of September 30, 2007.
     The total amount of the Unsecured Credit Facility, as amended, is $125,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility, as amended, includes a $7,500 swing line commitment and has a $50,000 sublimit for the issuance of standby letters of credit. The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of September 30, 2007. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the trailing twelve month period. As of September 30, 2007, we exceeded this limitation. However, during the fourth quarter of 2006, we obtained a waiver of this requirement through the entirety of 2007 and during the third quarter of 2007, we obtained an extension of this waiver through December 31, 2008.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
     The maturity date of the Unsecured Credit Facility is September 20, 2010. As of September 30, 2007, we had no borrowings outstanding under the Unsecured Credit Facility, had issued letters of credit totaling $22,348 and had $102,652 in availability for borrowing under the Unsecured Credit Facility, all of which we could have borrowed without violating any of our debt covenants.
     We made interest payments of $3,572 and $4,023 for the nine months ended September 30 2007 and 2006, respectively. Interest costs incurred and capitalized for the nine months ended September 30, 2007 and 2006, respectively, were $5,516 and $5,891.
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
     During the nine and three months ended September 30, 2007 and 2006 changes in the warranty reserve consisted of the following (unaudited):

	Nine Months		Three Months
	2007	2006	2007	2006
Accrued warranty reserve, beginning of period	$2,319	$1,616	$1,649	$1,874
Estimated warranty expense	1,458	2,882	353	1,052
Amounts charged against warranty reserve	(2,589)	(2,512)	(814)	(940)

Accrued warranty reserve, end of period	$1,188	$1,986	$1,188	$1,986

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
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 111,981 and 9,194 shares of our common stock for the nine and three months ended September 30, 2007, respectively, due to the exercise of stock options, restricted stock units, stock units and conversion of 4.50% Notes. The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 14,273 and 0 shares of our common stock for the nine and three months ended September 30, 2006, respectively, due to the exercise of stock options, restricted stock units and stock units.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Earnings Per Share — continued
     The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the nine and three months ended September 30, 2007 and 2006 (unaudited):

	Nine Months		Three Months
	2007	2006	2007	2006
Numerator:
Basic earnings per share — net income	$19,463	$74,672	$3,084	$22,853
Interest on 4.50% Notes, net of tax	2,444	2,449	815	816

Diluted earnings per share — net income	$21,907	$77,121	$3,899	$23,669

Denominator:
Basic weighted average shares outstanding	8,272,476	8,191,684	8,305,170	8,196,861
Effect of dilutive restricted stock units	499,534	172,084	553,320	209,223
Effect of dilutive employee stock options	26,369	37,642	15,378	37,277
Effect of dilutive 4.50% Notes	2,277,450	2,280,068	2,276,268	2,280,068

Diluted weighted average shares outstanding	11,075,829	10,681,478	11,150,136	10,723,429

Repurchase and Exchange of Common Stock
     During the nine and three months ended September 30, 2007, we repurchased $965 of our common stock representing 19,409 shares of our common stock under previous authorizations by the Board of Directors to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. We did not repurchase any of the 4.50% Notes. As of September 30, 2007, the remaining authorization is $14,864.
Comprehensive Income
     Net income and comprehensive income are the same for the nine and three months ended September 30, 2007 and 2006.
Share-Based Payments and Other Executive Compensation
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the Incentive Plan) provides that stock options, including incentive stock options and non-qualified stock options; stock appreciation rights; stock awards; performance-conditioned stock awards (restricted stock units); and stock units may be granted to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
     As of September 30, 2007, an aggregate of 1,197,648 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, which represents an aggregate of 707,877 options and stock units granted and 489,771 shares available for grant, including stock awards under earnings participation award agreements with certain executive officers.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Share-Based Payments and Other Executive Compensation — continued
     Compensation expense related to the stock option and restricted stock unit awards during the nine months ended September 30, 2007 and 2006 was $3,073 and $2,342, respectively, of which $215 and $215, respectively, related to stock options and $2,857 and $2,127, respectively, related to restricted stock units. Compensation expense related to stock option and restricted stock unit awards during the three months ended September 30, 2007 and 2006 was $1,288 and $777, respectively, of which $72 and $72 related to stock options and $1,215 and $705, respectively, related to restricted stock units. During the nine months ended September 30, 2007, we granted 30,520 restricted stock units which have a weighted average grant date fair value of $77.86 per share. During the nine months ended September 30, 2006, we granted 3,200 restricted stock units which have a weighted average grant date fair value of $57.54 per share. No stock options were granted during the nine months ended September 30, 2007 and 2006.
     As of September 30, 2007, there was $7,729 of unrecognized compensation expense related to unvested restricted stock units and unvested stock options, of which $7,657 relates to restricted stock units and $72 relates to stock options. That expense is expected to be recognized over a weighted-average period of 1.9 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. These agreements were amended and restated as of April 15, 2005 and further amended and restated as of December 26, 2006. As amended and restated, the stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. The amendment on December 26, 2006 provides for the issuance of the stock award on two separate dates as opposed to a single issuance date as previously provided. The first date of issuance of the stock award is based on Avatar’s financial results through September 30, 2007 and will occur in the fourth quarter of 2007. The second date of issuance of the stock award, which is expected to occur during the first quarter of 2008, is based on Avatar’s financial results through December 31, 2007, provided that the excess of actual gross profit (as defined) through December 31, 2007 exceeds the actual gross profit (as defined) through September 30, 2007. However, if the calculation of the stock award based on results through December 31, 2007 is less than the value determined for the first date of issuance, then repayment in cash will be required by the executive in an amount equal to the difference of such amounts. As of September 30, 2007, because the excess of actual gross profit (as defined) was known, the number of shares to become issuable based on the fair market value (as defined) of our Common Stock as of September 30, 2007 became estimatable. During the three months ended September 30, 2007, we reversed compensation expense previously recognized of $930 to adjust the amount of the stock award to the estimated number of shares as of September 30, 2007, in accordance with SFAS No. 123(R). The reduction of compensation expense was a result of the decline of our stock price during the third quarter of 2007 attributable to this stock award. Consequently, for the nine and three months ended September 30, 2007, there was negative compensation expense attributable to the stock award of $359 and $930, respectively. Compensation expense related to the stock awards of $5,405 and $1,729 was recognized for the nine and three months ended September 30, 2006, respectively. The income tax benefit was reduced in the consolidated statements of income during the nine and three months ended September 30, 2007 for these awards by $136 and $353, respectively. The income tax benefit recognized in the consolidated statements of income for the same periods in 2006 for these awards was $2,054 and $657, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes
     The exercise and issuance of restricted stock units and stock options for the nine months ended September 30, 2007 generated additional income tax benefits of $1,897 which is reflected as an increase to additional paid-in capital.
     Income tax expense was provided for at an effective tax rate of 38.0% and 52.9% for the nine and three months ended September 30, 2007, respectively, compared to 36.2% and 39.2% for the nine and three months ended September 30, 2006, respectively. The variance in the effective tax rate for the three months ended September 30, 2007 as compared to the federal and state statutory rate of 38% is primarily due to revisions made to the expected income tax expense for the entire fiscal year 2007. The variance in the effective tax rate for the nine months ended September 30, 2006 as compared to the federal and state statutory rate of 38% is primarily attributable to a reduction to the valuation allowance for deferred tax assets of $2,086.
     We made income tax payments of approximately $22,850 and $59,350 for the nine months ended September 30, 2007 and 2006, respectively.
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
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the open tax years ended December 31, 2003, 2004, 2005 and 2006 which remain subject to examination and adjustment by major tax jurisdictions as of September 30, 2007. FIN 48 did not have an impact on our financial position and results of operations.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our financial statements as income tax expense.
Investments in Unconsolidated Joint Ventures
     The FASB issued Interpretation No. 46(R) (FIN 46(R)) (which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”), which requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
     As of September 30, 2007, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria of VIEs under FIN 46(R). We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is recorded using the equity method of accounting. Our investment in this entity as of September 30, 2007 and December 31, 2006 is the amount invested

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in Unconsolidated Joint Ventures — continued
of $7,772 and $7,686, respectively. The primary activity of this joint venture is to develop lots on land acquired by the joint venture. This entity has assets consisting primarily of land and land development totaling approximately $15,488 as of September 2007 and has had minimal operations to date.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We are accounting for our investment in the Ocean Palms Joint Venture under the equity method of accounting. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. Net income (loss) for the Ocean Palms Joint Venture was $71 and $3,359 for the nine months ended September 30, 2007 and 2006, respectively, and ($12) and $367 for the three months ended September 30, 2007 and 2006, respectively. Our share of the net income (loss) from the Ocean Palms Joint Venture was $36 and $1,952 for the nine months ended September 30, 2007, and 2006, respectively, and ($5) and $182 for the three months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007, these unconsolidated joint ventures are financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these joint ventures or our joint venture partners.
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
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	September 30,
	2007	December 31,
	(Unaudited)	2006
Gross estimated unexpended costs	$27,947	$31,045
Less costs relating to unsold homesites	(5,931)	(6,352)

Estimated development liability for sold land	$22,016	$24,693

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. During the nine and three months ended September 30, 2007, we recognized charges of $99 and $1, respectively. During the nine and three months ended September 30, 2006, we recognized charges of $1,098 and $276, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on our business or financial statements.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2007, we had outstanding performance bonds of approximately $20,254. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2007 and 2006 (unaudited):

	Nine Months		Three Months
	2007	2006	2007	2006
Revenues:
Segment revenues
Primary residential	$134,762	$274,081	$28,770	$92,710
Active adult	66,636	156,601	14,894	57,504
Commercial and industrial and other land sales	19,136	44,810	10,087	5,863
Other operations	2,558	5,447	696	1,412

	223,092	480,939	54,447	157,489
Unallocated revenues
Interest income	6,349	2,131	2,112	614
Other	1,714	1,145	896	209

Total revenues	$231,155	$484,215	$57,455	$158,312

Operating income:
Segment operating income
Primary residential	$21,988	$70,680	$1,243	$25,910
Active adult	9,335	34,179	729	13,910
Commercial and industrial and other land sales	16,116	33,676	8,979	5,487
Other operations	634	2,224	211	460

	48,073	140,759	11,162	45,767
Unallocated income (expenses)
Equity in earnings (loss) from unconsolidated joint ventures	(14)	1,885	(55)	165
Interest income	6,349	2,131	2,112	614
General and administrative expenses	(18,401)	(20,881)	(5,215)	(7,110)
Other real estate expenses	(4,620)	(6,874)	(1,450)	(1,834)

Income before income taxes	$31,387	$117,020	$6,554	$37,602

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
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and in-migration into the areas in which we conduct real estate activities; the level of competition in geographic areas in which we do business; the number of investor and speculator resale homes for sale in our communities and in the geographic areas in which we develop and sell homes; international (in particular Latin America), national and local economic conditions and events, including employment levels, income levels, interest rates, mortgage rates, consumer confidence, the availability and terms of residential mortgage financing and subprime mortgage financing and demand for new and existing housing; Avatar’s access to financing; geopolitical risks; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Active adult homes are intended for occupancy by at least one person 55 years or older.
EXECUTIVE SUMMARY
     We are engaged in the business of real estate operations in Florida and Arizona. Our principal real estate operations are conducted at Poinciana, Solivita and Bellalago in central Florida near Orlando; Terralargo in Lakeland, Florida; Cory Lake Isles in Tampa, Florida; Sterling Hill in Hernando County, Florida; and at Rio Rico, south of Tucson, Arizona. Our residential community development activities include the development of active adult and primary residential communities. Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as development and construction of housing on scattered lots. We also engage in a variety of other real estate related activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency. From time to time we dispose of non-core assets. We are actively pursuing other business opportunities. Future opportunities may be in those real estate businesses in which we are presently engaged or may extend to other real estate activities or unrelated businesses.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
EXECUTIVE SUMMARY — continued
     We generate the majority of our revenues from our homebuilding operations which are conducted in our active adult and primary residential communities. During 2007 our homebuilding results reflect the continued deterioration of conditions in the Florida and Arizona housing markets characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The number of investor-owned units for sale, the tightening of mortgage underwriting standards, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we have been able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience lower traffic, increased cancellations, higher incentives and lower margins as compared to prior years. We have experienced additional tightening of the availability of mortgage financing for buyers in our communities. If this situation continues it could result in additional downward pressure on the selling price of homes and a reduction in the number of homes sold by us which could adversely affect our operations.
     In order to adjust to changing market conditions, during 2006, we began designing new homes with lower square footage and smaller lots to enable us to sell lower priced houses at meaningful profit margins. We introduced a new multi-family product at Solivita in the fourth quarter of 2006, a smaller product for our Poinciana scattered lot program in February 2007 and anticipate introducing smaller lots and smaller houses in Bellalago late in the fourth quarter 2007. Additionally, we have taken measures to adjust our overhead, which includes the consolidation of field operations and a reduction of staff. As of September 30, 2007, we reduced our headcount by 36.8% from 585 employees as of December 31, 2005 to 370 employees as of September 30, 2007.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. Our strategy includes the monetization of commercial and industrial land from our holdings, and the possible sale of certain residential land to bring forward future cash flows from what would otherwise constitute long-term residential developments. We do not believe it is in the best interest of our shareholders to sacrifice the long-term value of our assets, including our communities, for short-term earnings. As a result, we currently do not believe that it is an appropriate strategy for us to artificially create demand for our products by aggressively discounting our homes and adding additional supply to our markets to compete with other builders for volume. In our opinion, our balance sheet strategy will allow us to react to opportunities that may arise in the future. While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our earnings for the remainder of 2007 and for 2008. Nevertheless, we continue to anticipate that we will be profitable for 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS
     The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2007 and 2006:

	Nine Months		Three Months
	2007	2006	2007	2006
Operating income:
Primary residential
Revenues	$134,762	$274,081	$28,770	$92,710
Expenses	112,774	203,401	27,527	66,800

Segment operating income	21,988	70,680	1,243	25,910

Active adult
Revenues	66,636	156,601	14,894	57,504
Expenses	57,301	122,422	14,165	43,594

Segment operating income	9,335	34,179	729	13,910

Commercial and industrial and other land sales
Revenues	19,136	44,810	10,087	5,863
Expenses	3,020	11,134	1,108	376

Segment operating income	16,116	33,676	8,979	5,487

Other operations
Revenues	2,558	5,447	696	1,412
Expenses	1,924	3,223	485	952

Segment operating income	634	2,224	211	460

Operating income	48,073	140,759	11,162	45,767

Unallocated income (expenses):
Equity in earnings (loss) from unconsolidated joint ventures	(14)	1,885	(55)	165
Interest income	6,349	2,131	2,112	614
General and administrative expenses	(18,401)	(20,881)	(5,215)	(7,110)
Other real estate expenses	(4,620)	(6,874)	(1,450)	(1,834)

Income before income taxes	31,387	117,020	6,554	37,602
Income tax expense	(11,924)	(42,348)	(3,470)	(14,749)

Net income	$19,463	$74,672	$3,084	$22,853

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from single-family primary residential and active adult homebuilding operations for the nine and three months ended September 30, 2007 and 2006 is summarized as follows:

	Nine Months		Three Months
	2007	2006	2007	2006
Closings
Number of units	603	1,449	151	477
Revenues	$189,990	$418,511	$40,252	$145,779
Average price per unit	$315	$289	$267	$306

Contracts signed, net of cancellations
Number of units	346	737	77	67
Dollar value	$82,084	$260,720	$17,064	$21,123
Average price per unit	$237	$354	$222	$315

Backlog at September 30
Number of units	292	1,353
Dollar value	$81,386	$476,689
Average price per unit	$279	$352
     The number of net housing contracts signed during the nine months ended September 30, 2007 compared to the same period in 2006 declined by 53.1%, while the dollar value of housing contracts signed declined by 68.5% and 19.2%, for the nine and three months ended September 30, 2007, respectively. The decline in housing contracts signed for the nine months ended September 30, 2007 continues to reflect the weak market for new residences in the geographic areas in which our developments are located.
     We have not experienced any improvement in the market for new homes in the first nine months of 2007. Our communities are located in areas of Florida and Arizona where there is an excess of investor and speculator-owned units for sale and an increasing use of various sales incentives by residential builders in our markets, including Avatar. We continue to experience significant cancellations of home sales contracts. During the nine and three months ended September 30, 2007, cancellations of previously signed contracts totaled 219 and 61, respectively, compared to 249 and 98 for the nine and three month periods ended September 30, 2006.
     During the third quarter of 2007, we implemented a sales program designed to generate sales activity by building speculative homes in certain of our communities. As of September 30, 2007, our inventory of unsold (speculative) homes, both completed and under construction, was 210 units compared to 310 units as of December 31, 2006. As of September 30, 2007, approximately 50% of unsold homes was completed compared to approximately 100% as of December 31, 2006.
     During the nine and three months ended September 30, 2007 compared to the nine and three months ended September 30, 2006, the number of homes closed decreased by 58.4% and 68.3%, respectively, and the related revenues decreased by 54.6% and 72.4%, respectively. We anticipate that we will close in excess of 80% of the homes in backlog as of September 30, 2007 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term. It is not our intention to implement programs which may offer some short-term earnings advantage, but which could compromise our long-term objectives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we carry long-lived assets at the lower of the carrying amount or fair value. We evaluate an asset for impairment when indicators of impairment are present. Impairment is evaluated by estimating the sum of future undiscounted cash flows against the carrying amount of the assets. If the sum of future undiscounted cash flows is less than the carrying amount of the assets, then the assets are not recoverable and an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During the first quarter of 2007, the continued deterioration of market conditions at a community in Florida in which we and other builders are selling homes and the increase of our speculative inventory at this community caused us to evaluate the carrying amount of the long-lived assets, consisting of homes completed and under construction, for impairment. Based on this evaluation, we recognized during the first quarter of 2007 an impairment loss of $2,000, on the carrying value of the inventory in this community. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the nine months ended September 30, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. During the third quarter of 2007, the continued deterioration of conditions in the Florida and Arizona housing markets caused us to evaluate the carrying value of our long-lived assets in several of our communities. Based on this evaluation, no additional impairment losses have been recognized.
     Net income for the nine and three months ended September 30, 2007 was $19,463 or $1.98 per diluted share ($2.35 per basic share) and $3,084 or $0.35 per diluted share ($0.37 per basic share), respectively, compared to net income of $74,672 or $7.22 per diluted share ($9.12 per basic share) and $22,853 or $2.21 per diluted share ($2.79 per basic share), respectively. The decrease in net income for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to decreased profitability of primary residential operations, active adult operating results and commercial and industrial and other land sales. This decrease was partially mitigated by increases in interest income as well as decreases in general and administrative expenses and other real estate expenses. The decrease in net income for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to decreased profitability of primary residential operations and active adult operating results. This decrease was partially mitigated by increases in commercial and industrial and other land sales and interest income as well as decreases in general and administrative expenses and other real estate expenses.
     Revenues from primary residential operations decreased $139,319 or 50.8% and $63,940 or 69.0%, respectively, for the nine and three months ended September 30, 2007 compared to the same periods in 2006. Expenses from primary residential operations decreased $90,627 or 44.6% and $39,273 or 58.8%, respectively, for the nine and three months ended September 30, 2007, compared to the same periods in 2006. The decreases in revenues are attributable to decreased closings at Poinciana, Bellalago, Cory Lake Isles and Rio Rico and were partially mitigated by higher average closing prices. During the same periods, the decrease in expenses is attributable to lower volume of closings partially mitigated by the impairment loss of $2,000 recognized on the carrying value of inventory (as discussed above).
     Revenues from active adult operations decreased $89,965 or 57.4% and $42,610 or 74.1%, respectively, for the nine and three months ended September 30, 2007 compared to the same periods in 2006. Expenses from active adult operations decreased $65,121 or 53.2% and $29,429 or 67.5%, respectively, for the nine and three months ended September 30, 2007 compared to the same periods in 2006. The decreases in revenues are attributable to decreased closings partially mitigated by higher average closing prices. The decreases in expenses are attributable to lower volume of closings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Revenues from commercial and industrial and other land sales decreased $25,674 for the nine months ended September 30, 2007 and increased $4,224 for the three months ended September 30, 2007 compared to the same periods in 2006. During the nine and three months ended September 30, 2007, pre-tax profits from sales of commercial, industrial and other land were $16,116 and $8,979, respectively, on revenues of $19,136 and $10,087, respectively. For the nine months ended September 30, 2007, pre-tax profits from commercial and industrial land were $15,046 on aggregate revenues of $17,768. Pre-tax profits on sales of other land during the nine months ended September 30, 2007 were $1,070 on aggregate revenues of $1,368. During the three months ended September 30, 2007, we realized pre-tax profits of $7,886 on revenues of $8,946 from sales of commercial and industrial land. Pre-tax profits on sales of other land during the three months ended September 30, 2007 were $1,093 on aggregate revenues of $1,141. During the nine and three months ended September 30, 2006, pre-tax profits from sales of commercial, industrial and other land were $33,676 and $5,487, respectively, on revenues of $44,810 and $5,863, respectively. During the nine months ended September 30, 2006, pre-tax profits on sales of commercial and industrial land were $28,443 on aggregate sales of $30,657. Pre-tax profits on sales of other land during the nine months ended September 30, 2006 were $906 on aggregate sales of $968. During the three months ended September 30, 2006, we realized pre-tax profits of $5,169 on revenues of $5,524 from sales of commercial and industrial land. Pre-tax profits on sales of other land during the three months ended September 30, 2006 were $318 on aggregate sales of $339. We also realized, during the nine months ended September 30, 2006, pre-tax profits of $4,327 from the collection of $13,185 on a promissory note and accrued interest from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005. Expenses from commercial and industrial and other land sales decreased $8,114 for the nine months ended September 30, 2007 and increased by $732 for the three months ended September 30, 2007 compared to the same periods in 2006. Included in the caption Expenses are cost of land sold, commissions related to these sales and consulting and legal fees. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Revenues from other operations decreased $2,889 or 53.0% and $716 or 50.7%, respectively, for the nine and three months ended September 30, 2007 compared to the same periods in 2006. Expenses from other operations decreased $1,299 or 40.3% and $467 or 49.1%, respectively, for the nine and three months ended September 30, 2007 compared to the same periods in 2006. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations due to reduced closings.
     Equity in earnings (loss) from unconsolidated joint ventures represents our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. The decline as compared to the corresponding periods in the prior year was primarily attributable to the substantial completion of the Ocean Palms Joint Venture during 2006.
     Interest income increased $4,218 or 197.9% and $1,498 or 244.0% for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006. The increases were primarily attributable to higher balances of cash and cash equivalents during 2007 as compared to 2006 as well as higher interest rates earned on these balances.
     General and administrative expenses decreased $2,480 or 11.9% and $1,895 or 26.7% for the nine and three months ended September 30, 2007, respectively, compared to the same periods in 2006. The decrease was primarily due to decreases in share-based compensation expense partially mitigated by increases in professional fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Other real estate expenses, represented by real estate taxes and property maintenance not allocable to specific operations, decreased by $2,254 or 32.8% and $384 or 20.9%, respectively, for the nine and three months ended September 30, 2007 compared to the same period in 2006. The decrease is primarily attributable to a goodwill impairment loss of $654 recognized during the nine months ended September 30, 2006. Also contributing to the decrease was a reduction in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the nine and three months ended September 30, 2007, we recognized charges of $99 and $1, respectively. During the nine and three months ended September 30, 2006, we recognized charges of $1,098 and $276, respectively. These charges were based on third-party engineering evaluations.
     Income tax expense was provided for at an effective tax rate of 38.0% and 52.9% for the nine and three months ended September 30, 2007, respectively, compared to 36.2% and 39.2% for the nine and three months ended September 30, 2006, respectively. The variance in the effective tax rate for the three months ended September 30, 2007 as compared to the federal and state statutory rate of 38% is primarily due to revisions made to the expected income tax expense for the entire fiscal year 2007. The variance in the effective tax rate for the nine months ended September 30, 2006 as compared to the federal and state statutory rate of 38% is primarily attributable to a reduction to the valuation allowance for deferred tax assets of $2,086.
LIQUIDITY AND CAPITAL RESOURCES
     Our real estate business strategy is designed to capitalize on our competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities and primary residential communities, and utilizing third-party commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Our significant uses of capital include: homebuilding construction in process; community infrastructure; property and equipment; selling, general and administrative expenses; and funding of debt service requirements.
     As of September 30, 2007, the amount of cash available totaled $192,030, substantially generated through homebuilding operations, sales of commercial and industrial properties, and sales of other properties, including the sale of the Ocala property in December 2006.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     For the nine months ended September 30, 2007, net cash provided by operating activities amounted to $14,242, primarily as a result of the decrease in receivables of $9,247, a decrease in land and other inventories of $13,132 and net income of $19,463. Partially offsetting net cash provided by operating activities is a reduction in customer deposits of $9,586 and decreases in accounts payable and accrued liabilities of $26,667. Net cash used in investing activities amounted to $27,734 as a result of expenditures of $27,598 for investments in property and equipment primarily resulting from expenditures of $21,943 on the Parkway and expenditures of $136 for investments in unconsolidated joint ventures. Net cash provided by financing activities of $1,762 resulted from proceeds of $2,100 from the exercise of stock options and $1,897 as a result of excess income tax benefits from the exercise of stock options and restricted stock units. Partially offsetting net cash provided by financing activities is the purchase of $965 of treasury stock, the repayment of $690 in real estate debt and payment of $580 for withholding taxes related to restricted stock units withheld.
     For the nine months ended September 30, 2006, net cash used in operating activities amounted to $15,416, primarily as a result of an increase in expenditures on land and other inventories of $114,470, a reduction in customer deposits of $11,650 and decreases in accounts payable and accrued liabilities of $7,987. Contributing to the increase in inventories for the nine months ended September 30, 2006 were land acquisitions of approximately $18,300 and expenditures on construction and land development of $96,170. These expenditures were partially offset by net income of $74,672, distributions of earnings from an unconsolidated joint venture of $29,315, and proceeds from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture. Net cash provided by investing activities amounted to $11,993 primarily as a result of distributions of capital from an unconsolidated joint venture of $19,973 and return of advances of $4,910 from a promissory note to our Ocean Palms Joint Venture member offset by expenditures of $12,100 for investments in property and equipment, as well as expenditures of $790 for investments in unconsolidated joint ventures. Net cash used in financing activities of $5,725 resulted from repayment of $16,115 in real estate debt, partially offset by borrowings of $10,000 from a revolving line of credit and proceeds of $250 from the exercise of stock options.
     As of September 30, 2007, the amount of our borrowings totaled $136,035 compared to our borrowings of $136,925 as of December 31, 2006. At September 30, 2007, our borrowings of $136,035 included $119,800 of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), $15,730 of 6% purchase money mortgage due 2009 and $505 of 5.50% community development district term bond obligations due 2010.
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the 4.50% Notes) in a private, unregistered offering, subsequent to which we filed, for the benefit of the 4.50% Notes holders, a shelf registration statement covering resales of the 4.50% Notes and the shares of our common stock issuable upon the conversion of the 4.50% Notes. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries.
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During the third quarter of 2007, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes are not convertible for the quarter beginning October 1, 2007. During 2007, $200 principal amount of the 4.50% Notes have been converted into 3,800 shares of Avatar common stock.
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
     In September 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), senior unsecured revolving credit facility (the Unsecured Credit Facility), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain other financial institutions as lenders. Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility was 6.87% as of September 30, 2007.
     The total amount of the Unsecured Credit Facility, as amended, is $125,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility, as amended, includes a $7,500 swing line commitment and has a $50,000 sublimit for the issuance of standby letters of credit. The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of September 30, 2007. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
homes and models cannot exceed 25% of the aggregate number of unit sales for the trailing twelve month period. As of September 30, 2007, we exceeded this limitation. However, during the fourth quarter of 2006, we obtained a waiver of this requirement through the entirety of 2007 and during the third quarter of 2007, we obtained an extension of this waiver through December 31, 2008.
     The maturity date of the Unsecured Credit Facility is September 20, 2010. As of September 30, 2007, we had no borrowings outstanding under the Unsecured Credit Facility, had issued letters of credit totaling $22,348 and had $102,652 in availability for borrowing under the Unsecured Credit Facility, all of which we could have borrowed without violating any of our debt covenants.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2007, we had outstanding performance bonds of approximately $20,254. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     During the nine and three months ended September 30, 2007, we repurchased $965 of our common stock representing 19,409 shares of our common stock under previous authorizations by the Board of Directors to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. We did not repurchase any of the 4.50% Notes. As of September 30, 2007, the remaining authorization is $14,864.
     In December 2006, we entered into agreements with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in the Osceola and Polk Counties, to be known as the Poinciana Parkway (the Parkway). It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road, and under our agreements we have the right to sell it to a third party together with our rights to operate the toll road. Under our agreements with the Counties, the Parkway was to be complete by October 31, 2008, subject to delays beyond our control, including permitting delays. We have notified the counties that the completion of construction will be delayed at least until August 31, 2009 because we still have not obtained all necessary permits to construct the Parkway. It is our understanding that the delays that we have encountered are contemplated by the agreements and entitle us to the extension.
     We are working to resolve concerns about the environmental impact of the Parkway with environmental groups and governmental agencies as we seek to secure the remaining permits necessary to construct the Parkway. Our estimates of the cost to complete the Parkway take into account permit conditions that may be imposed.
     Our preliminary estimates of our right-of-way acquisition, development and construction costs for the Parkway approximate $140,000 to $200,000. However no assurance of the ultimate amount can be given at this stage. As of September 30, 2007, approximately $30,087 has been expended.
     Assuming that no significant adverse changes in our business or capital and credit markets occur, we anticipate that cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, fund the right-of-way acquisition, development and construction of the Parkway, as well as to commence appropriate development of new projects on properties currently owned and/or to be acquired.

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
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the open tax years ended December 31, 2003, 2004, 2005 and 2006 which remain subject to examination and adjustment by major tax jurisdictions as of September 30, 2007. FIN 48 did not have an impact on our financial position and results of operations.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our financial statements as income tax expense.
     There have been no other significant changes to our critical accounting policies and estimates during the nine and three months ended September 30, 2007 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the nine months ended September 30, 2007. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2006 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the nine months ended September 30, 2007:

			Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
July 1, 2007 to July 31, 2007	—	$—	—	$15,829
August 1, 2007 to August 31, 2007	—	$—	—	$15,829
September 1, 2007 to September 30, 2007	19,409	$49.73	—	$14,864

Total	19,409	$49.73	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of Avatar’s common stock and/or 7% Convertible Subordinated Notes due April 2005 (which were subsequently called for redemption), in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of common stock. During the three months ended September 30, 2007, Avatar repurchased $965 of our common stock representing 19,409 shares of our common stock. During the three months ended September 30, 2007, Avatar did not repurchase any of the 4.50% Notes. As of September 30, 2007, the remaining authorization for purchase of shares of Avatar’s common stock and 4.50% notes was $14,864.

Item 6. Exhibits

10.1	Third Amendment to Credit Agreement and Consent and Waiver, dated as of August 14, 2007, by and among Avatar Properties Inc. (as Borrower), Avatar Holdings Inc. (as Guarantor), Wachovia Bank, National Association (as Lender and as Administrative Agent acting on behalf of the Lenders), Guaranty Bank (as Lender), and Franklin Bank, SSB (as Lender) (filed as Exhibit 10.1 to Form 8-K dated August 20, 2007 (File No. 0-7616), and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: November 8, 2007	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 8, 2007	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

10.1	Third Amendment to Credit Agreement and Consent and Waiver, dated as of August 14, 2007, by and among Avatar Properties Inc. (as Borrower), Avatar Holdings Inc. (as Guarantor), Wachovia Bank, National Association (as Lender and as Administrative Agent acting on behalf of the Lenders), Guaranty Bank (as Lender), and Franklin Bank, SSB (as Lender) (filed as Exhibit 10.1 to Form 8-K dated August 20, 2007 (File No. 0-7616), and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).