Form 10-K
period 2007-12-31
AVATAR HOLDINGS INC
filed 2008-03-17
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-7616
AVATAR HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Alhambra Circle, Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code (305) 442-7000
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $468,330,241 as of June 29, 2007.
     As of March 13, 2008, there were 8,535,412 shares of common stock, $1.00 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

AVATAR HOLDINGS INC.
2007 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
     Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: international, national and local market conditions and events such as the oversupply of existing homes caused by the number of investor and speculator resale homes for sale in our communities and in the geographic areas in which we develop and sell homes; tightening of the credit market and the reduced availability and more stringent financing requirements of residential mortgage financing in general and sub prime financing in particular; interest rates; mortgage rates; employment levels; income levels; consumer confidence; the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and in-migration into the areas in which we conduct real estate activities; the level of competition in geographic areas in which we do business; Avatar’s access to financing; geopolitical risks; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Item 1A (Risk Factors) of this Form 10-K. Active adult homes are intended for occupancy by at least one person 55 years or older.
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
Active Adult Community Development
     Within the Central Florida master-planned community of Poinciana we are developing the highly-amenitized active adult communities of Solivita and Solivita West. Solivita and Solivita West  incorporate the natural topography of the land, including more than 1,200 acres of wetlands and an oak hammock. These communities  currently include approximately 126,000 square feet of recreation facilities including a recently-completed 19,000 square foot clubhouse, as well as two 18-hole golf courses and an active park housing a variety of sporting and games facilities.
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations.”
Primary Residential Community Development
     Our primary residential community development business includes construction of homes, both on scattered lots and on contiguous parcels as part of planned communities, in Florida and Rio Rico, Arizona.
     In addition to ongoing development at our various communities within Florida, during the fourth quarter of 2007, we commenced closings at Terralargo, our single-family community in Lakeland, Florida.
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations.”

Item 1. Business – continued
Real Estate Operations – continued
Poinciana Parkway and Toll Road
     In December 2006, we entered into agreements (the “County Agreements”) with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Parkway”). It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road, and under the County Agreements we have the right to sell it to a third party together with our rights to operate the toll road. We have retained an investment banking firm to identify potential investors in the toll road.
     Under the County Agreements, we were to complete the Parkway by October 31, 2008, subject to delays beyond our control, including permitting delays. While we have acquired most of the rights-of-way and all of the primary permits necessary to construct the Parkway, we have notified the Counties that the completion of construction will be delayed at least until February 28, 2010, pending further required governmental action. It is our understanding that the delays that we have encountered are contemplated by the County Agreements and entitle us to the extension.
     In order to address environmental concerns of various governmental agencies and environmental organizations, we changed the plans for the Parkway to include 4,200 linear feet of trestles, which will result in increased construction costs. Our current estimate of the right-of-way acquisition, development and construction costs for the Parkway approximate $170,000 to $200,000. However, no assurance of the ultimate amount can be given at this stage. As of December 31, 2007, approximately $32,000 has been expended.
Commercial and Industrial and Other Operations
     We also generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana, as well as other operations, including title insurance agency operations.
Real Estate Assets
     Our assets consist primarily of real estate in the states of Florida and Arizona. During December 2006, we closed on the sale of our approximately 4,400-acre property known as Ocala Springs in Marion County, Florida (the “Ocala Property”). As of December 31, 2007, we owned more than 17,000 acres of developed, partially developed or developable residential, commercial and industrial property. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities and for other similar uses.
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
Employees
     As of December 31, 2007, we employed approximately 321 individuals on a full-time or part-time basis, compared to 483 individuals as of December 31, 2006 and 585 as of December 31, 2005. We also utilize on a daily basis such additional personnel as may be required in connection with various activities. Relations with our employees are satisfactory and there have been no work stoppages.
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
Regulation
     Our business is subject to extensive federal, state and local statutes, ordinances and regulations that affect every aspect of our business such as environmental, hazardous waste and land use requirements and can result in substantial expense to the company. By way of example, should hazardous waste be discovered on land that we own, we could incur the expense of removal and remediation.

Item 1. Business – continued
Competition
     Our residential homebuilding, planned community development and other real estate operations, particularly in the state of Florida, are subject to significant competition. In the sales of housing units, we compete, as to price and product, with several national and regional homebuilding companies. In recent years, there has been extensive residential development by other developers in the geographic areas in which we operate; and we currently compete with resales by investors, speculators and residents in our communities. It has also become necessary to reduce prices and offer additional sales incentives in order to maintain a competitive position within our markets.
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
Our access to financing may be limited
     Our business is capital intensive and requires expenditures for land and infrastructure development, housing construction, working capital and new development opportunities. Accordingly, we anticipate incurring indebtedness to fund real estate development activities. As of December 31, 2007, total consolidated indebtedness was $130,766, including $114,800 principal amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”). We also had $103,181 in availability under our Unsecured Credit Facility (defined below). We may not sustain profitability or positive cash flows from operating activities. We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-core assets, and existing and future financing will be sufficient to fund the anticipated operations, meet debt service and working capital requirements, and provide sufficient liquidity to develop and build the Poinciana Parkway. We may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. However, as the capital markets have become more problematic, we cannot assure that such financing will be available or, if available, will be on favorable terms. In addition, from time to time we have obtained amendments to our Unsecured Credit Facility. There can be no assurance that we will be able to obtain future amendments at favorable terms and costs. If we are not successful in obtaining sufficient capital to fund our business strategy and other expenditures, development projects may be delayed or abandoned. Any such delay or abandonment could result in a reduction in sales and would adversely affect future results of operations.
Further decline in the capital markets or fluctuations in interest rates could have an adverse effect on our business
     A significant majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and could be adversely affected by less favorable mortgage terms, including requirements for higher deposits and higher credit scores, the tightening of underwriting standards for mortgage loans, decreases in investment income, unavailability of mortgage financing, increasing housing costs and declining employment and income levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Lenders, particularly subprime lenders, are imposing more stringent credit requirements. If lending restrictions continue to be tightened or the capital markets continue to decline, the ability of prospective buyers to finance home purchases may be further adversely affected, resulting in further adverse effects on our business.

Item 1A. Risk Factors — continued
Our success significantly depends on our key personnel and our ability to attract and retain personnel
     Our real estate business strategy requires, among other things, the retention of experienced management personnel and employees. The loss of the services of certain members of the senior and middle management team, or the inability to attract new personnel, could have a material adverse effect on the success of our real estate business strategy and on our ability to expand our operations.
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
Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control
     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. As a real estate developer we are subject to various risks, many of which are outside our control, including real estate market conditions (both where communities and homebuilding operations are located and in areas where potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, and availability and cost of land, materials and labor. The occurrence of any of the foregoing has resulted and could result in a further reduction in or cancellation of sales and/or lower gross margins for sales. Lower than expected sales as a result of these occurrences could have a material adverse effect on the level of our profits and the timing and amounts of our cash flows. We are in the midst of a severe downturn in the real estate market. The market for new single-family and multi-family residences began to weaken in the third quarter of 2005, continued to weaken through February 2008 and may not improve during fiscal 2008.
     Further decline of the residential real estate market could result in future impairment (as defined by Statement of Financial Accounting Standards No. 144) to certain of our land assets acquired in recent years. A substantial portion of our landholdings has been owned for many years and is carried at book values which we believe are below current market values and, therefore, in our opinion less likely to be adversely affected. However, certain of our recent acquisitions of land and our standing inventory of unsold homes, both completed and under construction, could be subject to impairment charges if the residential real estate market continues to decline.
We are concentrated geographically, which could adversely affect our business
     Our land and development activities are located in Florida and Arizona, which are among the states most adversely affected by the downturn in the residential real estate market. Development activities depend to a significant degree on the levels of immigration to Florida from outside the United States, migration to Florida from within the United States and purchases in Florida of second and/or vacation homes, in addition to other local market conditions. Our geographic concentration may create increased vulnerability during regional economic downturns or other Florida-related events which may result in reduced levels of profitability or reduced cash flows and adversely affect our financial condition. Commencing in the second half of 2005 and continuing through February 2008, our ability to sell new homes in Florida and Arizona and the level of cancellations of executed contracts were negatively impacted by the condition of the markets in which we are located.

Item 1A. Risk Factors – continued
If we are unable to develop and market our communities, our cash flow could decline
     Our communities will be developed over time. Therefore, our medium- and long-term future is dependent on our ability to develop and market existing and future communities successfully. Committing the financial and managerial resources to develop a community involves significant risks. Before a community generates any revenues, material expenditures are required, among other things, to obtain development approvals to construct project infrastructure, model homes and sales facilities. It generally requires several years for a community development to achieve cumulative positive cash flow. No assurance can be given that we will successfully develop and market communities in the future. In addition, appropriate roadway routes and levels of vehicular traffic contribute to the success of our marketing of existing and future communities, and accordingly, inadequate road capacity could adversely affect sales. For example, if vehicular traffic congestion in and around Poinciana, Florida, were to reach unacceptable levels, our revenues could be materially adversely affected. Our inability to develop and market our communities successfully and to generate positive cash flows from such operations in a timely manner would have an adverse effect on the ability to meet debt and working capital requirements.
Our joint ventures and partnerships may not achieve anticipated results
     In connection with our business strategy, we may seek additional joint venture or partnership arrangements. A joint venture or other partnership may involve special risks associated with the possibility that a partner or partnership at any time (i) may have economic or business interests or goals that are inconsistent with ours, (ii) may take actions contrary to our instructions or requests or contrary to our policies or objectives with respect to our real estate investments or (iii) could experience financial difficulties. Actions by a partner may have the result of subjecting property owned by the joint venture or partnership to liabilities in excess of those contemplated by the terms of the joint venture or partnership agreement or have other adverse consequences. We cannot assure that any joint venture or partnership arrangements will achieve the results anticipated or otherwise prove successful.
The results of our operations are subject to fluctuations, which could hinder our ability to service debt and meet working capital requirements
     Our real estate projects are long-term in nature. Sales activity at active adult and other community and real estate developments varies from period to period, and the ultimate success of any community cannot be determined from results in any particular period or periods. A community may generate significantly higher sales levels at inception (whether because of local pent-up demand or other reasons) than it does during later periods. Revenues and earnings will also be affected by period-to-period fluctuations in the mix of product, subdivisions and home closings among our homebuilding operations. Thus, the timing and amount of revenues are subject to considerable uncertainty. The inability to manage effectively the cash flows from operations could have an adverse effect on our ability to service debt and to meet working capital requirements.
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

Item 1A. Risk Factors – continued
We are subject to extensive governmental regulation and environmental considerations
     Our business is subject to extensive federal, state and local statutes, ordinances and regulations that affect every aspect of our business such as environmental, hazardous waste and land use requirements and can result in substantial expense to the company. By way of example, should hazardous waste be discovered on land that we own, we could incur the expense of removal and remediation.
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
Item 3 . Legal Proceedings
     The information set forth in Note N (Commitments and Contingencies) of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report is incorporated herein by reference.
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
Item 4 . Submission of Matters to a Vote of Security Holders
     None.

Executive Officers of the Registrant
     Pursuant to General Instruction G(3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2008.
     The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person’s principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 29, 2008), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience
Gerald D. Kelfer	62	President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996; and holds various positions with subsidiaries.

Jonathan Fels	55	President, Avatar Properties Inc., since December 1997; and holds various positions with other subsidiaries.

Michael Levy	49	Executive Vice President and Chief Operating Officer, Avatar Properties Inc., since December 1997; and holds various positions with other subsidiaries.

Patricia Kimball Fletcher	50	Executive Vice President and General Counsel since January 2007; formerly Partner and Chair of Florida Real Estate and Finance Department, Duane Morris LLP, from January 2002 to December 2006; and holds various positions with subsidiaries.

Randy L. Kotler	42	Executive Vice President and Chief Financial Officer since July 2007 and Treasurer since August 2007; formerly Chief Accounting Officer of TOUSA, Inc., from May 2002 to June 2007; Senior Vice President from May 2006 to June 2007; Interim Chief Financial Officer, from May 2006 to January 2007; and Vice President from May 2002 to May 2006; and holds various positions with subsidiaries.

Juanita I. Kerrigan	61	Vice President and Secretary since September 1980; and holds various positions with subsidiaries.
     The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted. No executive officer of Avatar has any family relationship with any other executive officer or director of Avatar.

PART II

Item 5 .	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market LLC under the symbol AVTR. There were 4,551 record holders of Common Stock at February 29, 2008.
     High and low quotations, as reported, for the last two years were:

	Quotations
Quarter Ended	2007		2006
	High	Low	High	Low
March 31	$85.43	$61.00	$61.00	$54.35
June 30	$83.81	$68.82	$63.37	$50.64
September 30	$79.30	$49.30	$60.48	$50.02
December 31	$55.95	$38.06	$84.54	$58.34
     Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.
     For the three months ended December 31, 2007, Avatar did not repurchase shares under the stock repurchase authorization as reflected in the following table:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
October 1, 2007 to October 31, 2007	—	—	—	$14,864
November 1, 2007 to November 30, 2007	—	—	—	$9,864
December 1, 2007 to December 31, 2007	—	—	—	$9,864

Total	—	—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. During the three months ended December 31, 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes. As of December 31, 2007, the remaining authorization for purchase of shares of Avatar’s common stock and/or 4.50% Notes was $9,864.

Item 6 . Selected Financial Data
FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	At or for the Years ended December 31
	2007	2006	2005	2004(1)	2003(1)
Statement of Income Data
Revenues	$291,416	$835,079	$516,848	$334,205	$248,966

Income from continuing operations before income taxes and discontinued operations	$34,680	$258,752	$87,189	$37,956	$10,013

Income tax (expense) benefit	(13,297)	(84,026)	(29,990)	(12,678)	8,515

Income from continuing operations	21,383	174,726	57,199	25,278	18,528

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $8,322
and $6,465 for 2005 and 2004, respectively)	—	—	9,562	6,905	(104)

Income tax (expense) benefit	—	—	(3,634)	(2,624)	39

Income (loss) on discontinued operations	—	—	5,928	4,281	(65)

Net income	$21,383	$174,726	$63,127	$29,559	$18,463

Basic Per Share Data
Income from continuing operations	$2.57	$21.33	$7.10	$2.98	$2.14
Income (loss) on discontinued operations	—	—	0.73	0.51	(0.01)

Net income	$2.57	$21.33	$7.83	$3.49	$2.13

Diluted Per Share Data
Income from continuing operations	$2.22	$16.59	$5.72	$2.69	$2.12
Income (loss) on discontinued operations	—	—	0.56	0.41	(0.01)

Net income	$2.22	$16.59	$6.28	$3.10	$2.11

Balance Sheet Data
Total assets	$706,541	$751,072	$626,410	$508,264	$365,551

Notes, mortgage notes and other debt	$130,766	$136,925	$144,107	$139,384	$19,771

Stockholders’ equity	$527,703	$505,356	$312,892	$246,235	$265,899

Shares outstanding	8,525,412	8,193,736	8,179,463	8,058,129	9,389,772

Stockholders’ equity per share	$61.90	$61.68	$38.25	$30.56	$28.32

(1)	During the fourth quarter of 2005, we sold our utility operations in Arizona, our shopping center in Poinciana and our mini storage facility in Poinciana. As a result of these sales, the results of operations have been reclassified as discontinued operations to conform to the 2005 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)
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
     Our assets consist primarily of real estate in the states of Florida and Arizona. During December 2006, we closed on the sale of our approximately 4,400-acre property known as Ocala Springs in Marion County, Florida (the “Ocala Property”). As of December 31, 2007, we owned more than 17,000 acres of developed, partially developed or developable residential, commercial and industrial property. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities and for other similar uses.
     Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.
Residential Real Estate
     Revenues and sales data derived from primary and active adult homebuilding operations for the years ended December 31, 2007, 2006 and 2005 are summarized under “Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
Residential Community Development
     Active Adult Communities
     Our active adult communities of Solivita and Solivita West are located in Poinciana, Florida, approximately 21 miles south of Orlando and 20 miles from Walt Disney World. At Solivita and Solivita West, we have developed approximately 126,000 square feet of recreation  facilities including a recently-completed 19,000 square foot clubhouse.  These communities contain a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café, other meeting and ballroom facilities, and two 18-hole golf courses. The community’s active park houses a variety of sporting and games facilities, including an official softball field, half-court basketball court, five pickleball courts and  five  tennis courts. There are four more tennis courts and four more pickleball courts located throughout the communities.
     Solivita opened during the second quarter of 2000. During December 2004, we commenced the development of an expansion of Solivita, Solivita West, on 907 acres of land in Poinciana acquired in 2003. Sales of single-family units commenced during the first quarter of 2005 and closings commenced during 2006.
     From inception, we have closed 3,191 homes in Solivita and Solivita West, and approximately 5,500 individuals resided in the communities as of December 31, 2007.
     During 2007, we signed 103 contracts, net of cancellations, at Solivita and Solivita West, with net sales value of approximately $31,707 (see “Results of Operations”).
     Primary Residential Development
     Our primary residential development includes construction of homes, both on scattered lots and in planned communities primarily at Poinciana and Bellalago in central Florida near Orlando; Terralargo in Lakeland, Florida; and at Rio Rico, south of Tucson, Arizona. During the fourth quarter of 2007, we commenced closings at Terralargo, where we commenced sales in 2006 and development in 2005.
     During January 2006, we closed for a cash purchase price of approximately $18,300 on 1,288 acres, the remaining phases of land for community development in Poinciana which we contracted to acquire in October 2003. We have not contracted to option or purchase land for community development since January 2005.
     Additionally, we have other residential communities which are in various stages of planning and development. We also have several communities nearing close-out.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
Poinciana Parkway and Toll Road
     In December 2006, we entered into agreements (the “County Agreements”) with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Parkway”). It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road, and under the County Agreements we have the right to sell it to a third party together with our rights to operate the toll road. We have retained an investment banking firm to identify potential investors in the toll road.
     Under the County Agreements, we were to complete the Parkway by October 31, 2008, subject to delays beyond our control, including permitting delays. While we have acquired most of the rights-of-way and all of the primary permits necessary to construct the Parkway, we have notified the Counties that the completion of construction will be delayed at least until February 28, 2010, pending further required governmental action. It is our understanding that the delays that we have encountered are contemplated by the County Agreements and entitle us to the extension.
     In order to address environmental concerns of various governmental agencies and environmental organizations, we changed the plans for the Parkway to include 4,200 linear feet of trestles, which will result in increased construction costs. Our current estimate of the right-of-way acquisition, development and construction costs for the Parkway approximate $170,000 to $200,000. However, no assurance of the ultimate amount can be given at this stage. As of December 31, 2007, approximately $32,000 has been expended.
Commercial and Industrial and Other Land Sales
     We also generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana.
     For the year ended December 31, 2007, pre-tax profits from sales of commercial, industrial and other land were $21,870 on revenues of $27,476. For the year ended December 31, 2007, pre-tax profits from commercial and industrial land were $19,939 on aggregate revenues of $23,577. Pre-tax profits on sales of other land during the year ended December 31, 2007 were $1,931 on aggregate revenues of $3,899.
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
     Revenues from commercial and industrial and other land sales, which vary from year to year depending upon demand, ensuing negotiations and timing of closings, were $27,476, $133,466 and $48,455 in 2007, 2006 and 2005, respectively.
Other Operations
     We also generate revenues through rental and other operations, including a small community shopping center in Rio Rico, recreational facilities and title insurance agency operations. Revenues from these operations were $3,215, $7,405 and $6,668 in 2007, 2006 and 2005, respectively. The decrease in revenues in 2007 compared to 2006 resulted primarily from decreased title insurance agency operations. The increase in revenues in 2006 compared to 2005 resulted primarily from increased title insurance agency operations.
Discontinued Operations
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005 has been reported as discontinued operations in the accompanying consolidated statements of income.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005 have been reported as discontinued operations in the accompanying consolidated statements of income.
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
Revenue Recognition
     As discussed in Note A to the Consolidated Financial Statements, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and there is no significant continuing involvement. As a result, our revenue recognition process does not involve significant judgments or estimations.
Impairments of Land and Other Inventories
     Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value (as further discussed below). Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost incurred until development and construction is substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon U.S. generally accepted accounting principles. We rely on certain estimates to determine construction, land costs and other infrastructure improvements and the resulting gross margins.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we carry Land and Other Inventories at the lower of the carrying amount or fair value. Each reporting period, we review our Land and Other Inventories for indicators of impairment. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. For assets held for sale (such as completed speculative inventory), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Assumptions and estimates used in the determination of the estimated future cash flows are based on certain factors provided below and that may be known to us at the time such estimates are made and our expectations of future operations and economic conditions. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential and active adult) and (ii) land held for future development or sale.
     Housing communities: For our housing communities, indicators of potential impairment include changes in local market conditions, declining customer traffic and sales activity, increases in sales cancellations, increases in speculative inventory resulting from cancellations, increases in costs, and declines in gross margins for homes in backlog. If indicators are present, the asset is reviewed for impairment described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales pace; expected sales prices and sales incentives; and anticipated costs to be expended, including land and land development costs, home construction

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued
costs, and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, competition from other homebuilders in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. These assumptions can significantly affect our estimates of future cash flows.
     During 2007, we recognized impairment losses of approximately $2,500 primarily related to speculative inventory of two communities which are near completion. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the year ended December 31, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.”
     Land held for future development or sale: For land held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales values, and anticipated costs to be expended including land and land development costs and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the homebuilding industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. Factors that we consider in determining the appropriateness of moving forward with land development and costs for future development or to write-off the related amounts capitalized include our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project.
     Property and Equipment are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost. Repairs and maintenance are expensed as incurred.
Impairments of Property and Equipment and Parkway Under Development
     Property and Equipment includes the cost of amenities owned by us (completed and under construction). Property and Equipment placed in service is depreciated by the straight-line method over the useful lives of the assets when these assets are placed in service. The Parkway is currently under development and has not been placed into service. The cost of amenities and the Parkway includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment and the Parkway owned and constructed by us also include interest cost incurred until development and construction is substantially completed.
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities. For the Parkway, indicators of impairment are similar to indicators of impairment of our land held for development or future sale. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales pace based upon general economic conditions; expected sales prices; and anticipated costs to be expended including land and land development costs, construction costs, and

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued
overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the homebuilding industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows.
Consolidation of Variable Interest Entities
     The FASB issued Interpretation No. 46(R) (FIN 46(R)), (which further clarified and amended FIN 46, “Consolidation of Variable Interest Entities”) which requires the consolidation of entities by the primary beneficiary which is the enterprise that absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We evaluate the impact of FIN 46(R) as it relates to the joint ventures we enter into to determine whether or not the entity is a variable interest entity and we are the primary beneficiary. If we determine that we are not the primary beneficiary since we are not the entity that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns, these joint ventures are recorded as unconsolidated joint ventures using the equity method of accounting.
Income Taxes
     Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A deferred tax asset valuation allowance is recorded based on the judgment of when it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized.
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006 which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2007. FIN 48 did not have an impact on our financial position and results of operations.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our statements of income as income tax expense.
Warranty Reserves
     Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. Actual future warranty costs could differ from our currently estimated amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued
Construction Reserves
     Construction reserves for closed houses are established to cover potential costs for completion of houses closed. These reserves are determined on a per house basis based on estimated house budgets and other relevant factors. Actual construction costs could differ from our currently estimated amounts.
Estimated Development Liability
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold. The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $386, $1,086 and $7,872 during 2007, 2006 and 2005, respectively, associated with these obligations. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Share-Based Compensation
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable of being achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for prior periods have not been restated.
     As of December 31, 2007, there was $6,911 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years. As of December 31, 2007, there was no unrecognized compensation expense related to stock options.
     The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under SFAS No. 123(R), the fair value of restricted stock awards which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. Under SFAS No. 123(R), the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). Under SFAS No. 123(R), the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is January 1, 2008 for us, and interim periods within those fiscal years. The effect of SFAS No. 157 is not expected to have a material impact on our financial position and results of operations.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66. Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. Generally, EITF 06-8 is not applicable to homebuilding operations. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007, which is January 1, 2008 for us. The effect of EITF 06-8 is not expected to be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007, which is January 1, 2008 for us. The effect of SFAS No. 159 is not expected to have a material impact on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, “Business Combinations” (SFAS No. 141), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning after December 15, 2008, which is January 1, 2009 for us, and is to be applied prospectively.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is January 1, 2009 for us. We are currently evaluating the potential impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.

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
     The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2007	2006	2005
Operating income:
Primary residential
Revenues	$158,642	$447,487	$309,608
Expenses	136,889	316,409	242,519

Net operating income	21,753	131,078	67,089

Active adult communities
Revenues	92,180	241,866	148,515
Expenses	78,527	182,911	133,513

Net operating income	13,653	58,955	15,002

Commercial and industrial and other land sales
Revenues	27,476	133,466	48,455
Expenses	5,606	25,161	22,685

Net operating income	21,870	108,305	25,770

Other operations
Revenues	3,215	7,405	6,668
Expenses	2,581	4,420	4,286

Net operating income	634	2,985	2,382

Operating income	57,910	301,323	110,243

Unallocated income (expenses):
Equity in earnings (loss) from unconsolidated joint ventures	(60)	(193)	17,871
Interest income	8,144	3,363	1,419
General and administrative expenses	(25,387)	(36,306)	(27,142)
Interest expense	(172)	—	(475)
Other real estate expenses	(5,755)	(9,435)	(14,727)

Income from continuing operations	34,680	258,752	87,189
Income tax expense	(13,297)	(84,026)	(29,990)
Income from discontinued operations	—	—	5,928

Net income	$21,383	$174,726	$63,127

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     Data from closings for the single-family primary residential and active adult homebuilding segments for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	Number of		Average Price
Years ended December 31,	Units	Revenues	Per Unit
2007
Primary residential	535	$154,599	$289
Active adult communities	245	81,330	$332

Total	780	$235,929	$302

2006
Primary residential	1,347	$435,539	$323
Active adult communities	775	231,039	$298

Total	2,122	$666,578	$314

2005
Primary residential	1,236	$303,798	$245
Active adult communities	678	141,687	$209

Total	1,914	$445,485	$233

     Data from contracts signed for the single-family primary residential and active adult homebuilding segments for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
Years ended December 31,	Signed	Cancellations	Cancellations	Dollar Value	Unit
2007
Primary residential	508	233	275	$60,060	$218
Active adult communities	154	51	103	31,707	$308

Total	662	284	378	$91,767	$243

2006
Primary residential	794	425	369	$136,118	$369
Active adult communities	329	92	237	85,089	$359

Total	1,123	517	606	$221,207	$365

2005
Primary residential	1,275	195	1,080	$345,726	$320
Active adult communities	761	50	711	209,644	$295

Total	2,036	245	1,791	$555,370	$310

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     Backlog for the single-family primary residential and active adult homebuilding segments as of December 31, 2007, 2006 and 2005 is summarized as follows:

	Number of	Dollar	Average Price
As of December 31,	Units	Volume	Per Unit
2007
Primary residential	72	$21,062	$293
Active adult communities	75	24,069	$321

Total	147	$45,131	$307

2006
Primary residential	332	$115,600	$348
Active adult communities	217	73,692	$340

Total	549	$189,292	$345

2005
Primary residential	1,310	$415,020	$317
Active adult communities	755	219,643	$291

Total	2,065	$634,663	$307

     The number of net housing contracts signed during the year ended December 31, 2007 compared to the same period in 2006 declined by 37.6%, while the dollar value of housing contracts signed declined by 58.5%.  The number of net housing contracts signed during the year ended December 31, 2006 compared to the same period in 2005 declined by 66.2%, while the dollar value of housing contracts signed declined by 60.2%.  The decline in housing contracts signed for the year ended December 31, 2007 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale and an increasing use of various sales incentives by residential builders in our markets, including Avatar. We continue to experience significant cancellations of home sales contracts. During the year ended December 31, 2007, cancellations of previously signed contracts totaled 284 compared to 517 during the year ended December 31, 2006. As a percentage of the gross number of contracts signed, this represents 43% and 46%, respectively.
     During the third quarter of 2007, we implemented a sales program designed to generate sales activity by building speculative homes in certain of our communities. As of December 31, 2007, our inventory of unsold (speculative) homes, both completed and under construction, was 241 units compared to 310 units as of December 31, 2006. As of December 31, 2007, approximately 45% of unsold homes was completed compared to approximately 100% as of December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     During the year ended December 31, 2007 compared to the year ended December 31, 2006, the number of homes closed decreased by 63.2% and the related revenues decreased by 64.6%. We anticipate that we will close in excess of 80% of the homes in backlog as of December 31, 2007 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term. It is not our intention to implement programs which may offer some short-term earnings advantage, but which could compromise our long-term objectives.
     We achieved an increase in home closings during the year ended December 31, 2006 compared to the year ended December 31, 2005.  The number of houses closed increased by 10.9% and the dollar volume by 49.6% for the year ended December 31, 2006 compared to the same period in 2005.
     In general, prices of homes sold during 2007 ranged from approximately $125 to $900 in our primary residential operations. At Solivita and Solivita West, prices ranged from approximately $140 to approximately $760 on homes sold during 2007. Closings on to-be-built homes generally occur within 180 to 210 days from sale. Closings on speculative homes generally occur within 30 to 60 days from sale.
Fiscal Year 2008
     During 2007 our homebuilding results reflect the continued deterioration of conditions in the Florida and Arizona housing markets characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The number of investor-owned units for sale, the tightening of mortgage underwriting standards, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we have been able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience lower traffic, significant cancellations, higher incentives and lower margins as compared to prior years. Beginning in 2007 and continuing into 2008, due to the worsening credit market, we have experienced additional tightening of the availability of mortgage financing for buyers in our communities, a rise in foreclosures and pending foreclosures and substantially higher delinquencies on homeowner associations and club membership dues. Our profits on the sale of homes continue to decline as we offer lower prices and higher discounts to meet with competitive pricing and declining demand. We believe that housing market conditions will continue to be challenging and may deteriorate further during 2008. We cannot predict the duration or ultimate severity of these challenging conditions.
     In order to adjust to changing market conditions, during 2006, we began designing new homes with lower square footage and smaller lots to enable us to sell lower priced houses. We introduced a new multi-family product at Solivita in the fourth quarter of 2006, a smaller product for our Poinciana scattered lot program in February 2007 and smaller lots and smaller houses in Bellalago late in the fourth quarter 2007. Additionally, we have taken measures to adjust our overhead, which includes the consolidation of field operations and a reduction of staff. As of December 31, 2007, we reduced our headcount by 45.1% to 321 full-time and part-time employees from 585 full-time and part-time employees as of December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. Our strategy includes the monetization of commercial and industrial land from our holdings, and the possible sale of certain residential land to bring forward future cash flows from what would otherwise constitute long-term residential developments. In our opinion, our balance sheet strategy will allow us to react to opportunities that may arise in the future. While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our earnings for 2008.
     Anticipating a downturn in our markets, we have not contracted to acquire any new land for community development operations since January 2005. Moreover, we entered into contracts to sell two of our remaining three multi-family condominium sites in 2005, realizing profits of $4,100 in 2005 and $4,327 in 2006. With approximately $192,000 in cash at December 31, 2007 and available credit capacity, we believe we are in a position to take advantage of opportunities that may be presented during this challenging period.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we carry long-lived assets at the lower of the carrying amount or fair value. We evaluate an asset for impairment when indicators of impairment are present. Impairment is evaluated by estimating the sum of future undiscounted cash flows against the carrying amount of the assets. If the sum of future undiscounted cash flows is less than the carrying amount of the assets, then the assets are not recoverable and an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. During 2007, the continued deterioration of conditions in the Florida and Arizona housing markets caused us to evaluate the carrying value of our long-lived assets in our communities. Based on these evaluations, we recognized during 2007 impairment losses of approximately $2,500 primarily related to speculative inventory of two communities which are closing out. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the year ended December 31, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.”
Fiscal Year 2007 Compared to Fiscal 2006
     Net income for the years ended December 31, 2007 and 2006 was $21,383 or $2.22 per diluted share ($2.57 per basic share) and $174,726 or $16.59 per diluted share ($21.33 per basic share), respectively. The decrease in net income for 2007 compared to 2006 was primarily due to decreased profitability of primary residential operations; active adult operating results; commercial and industrial and other land sales; and other operations. This decrease was partially mitigated by increases in interest income as well as decreases in general and administrative expenses and other real estate expenses.
     Revenues from primary residential operations decreased $288,845 or 64.5% during 2007 compared to 2006. Expenses from primary residential operations decreased $179,520 or 56.7% during 2007 compared to 2006. The decrease in revenues is primarily attributable to decreased closings at Poinciana, Bellalago and Rio Rico partially mitigated by the commencement of closings at Terralargo. The decrease in expenses is attributable to lower volume of closings partially mitigated by impairment losses of approximately $2,500 recognized on the carrying value of inventory (as discussed above).
     Revenues from active adult operations decreased $149,686 or 61.9% during 2007 compared to 2006. Expenses from active adult operations decreased $104,384 or 57.1% during 2007 compared to 2006. The decrease in revenues is attributable to decreased closings partially mitigated by higher average closing prices. The decrease in expenses is attributable to lower volume of closings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     Revenues from commercial and industrial and other land sales decreased $30,868 during 2007 compared to 2006 excluding the 2006 sale of the Ocala Property. For the year ended December 31, 2007, pre-tax profits from sales of commercial, industrial and other land was $21,870 on revenues of $27,476. For the year ended December 31, 2007, pre-tax profits from commercial and industrial land were $19,939 on aggregate revenues of $23,577. Pre-tax profits on sales of other land during the year ended December 31, 2007 were $1,931 on aggregate revenues of $3,899. For the year ended December 31, 2006, pre-tax profits on sales of commercial and industrial land were $39,927 on aggregate sales of $44,110. Also during 2006, pre-tax profits on sales of other land were $64,051 on aggregate sales of $76,171. Included in other land sales is the sale of the Ocala Property. The aggregate sales price for the Ocala Property was $75,122 which resulted in pre-tax profit of approximately $62,800. We also realized, during 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005. Expenses from commercial and industrial and other land sales decreased $19,555 during 2007 compared to 2006. Included in the caption Expenses are cost of land sold, commissions related to these sales and consulting and legal fees. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Revenues from other operations decreased $4,190 or 56.6% during 2007 compared to 2006. Expenses from other operations decreased $1,839 or 41.6% during 2007 compared to 2006. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations due to reduced closings.
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
     Interest income increased $4,781 or 142.2% during 2007 compared to 2006. The increase was primarily attributable to higher balances of cash and cash equivalents during 2007 as compared to 2006.
     General and administrative expenses decreased $10,919 or 30.1% during 2007 compared to 2006. The decrease was primarily due to decreases in share-based compensation expense partially mitigated by increases in professional fees. Compensation expense related to the earnings participation award of ($406) and $13,478 was recorded for the years ended December 31, 2007 and 2006, respectively. During 2007, we reversed compensation expense previously recognized to adjust the amount of the stock award to the estimated number of shares as of November 12, 2007 (first date of issuance) in accordance with SFAS No. 123(R).
     Interest expense increased $172 or 100% for 2007 compared to 2006. The increase in interest expense for 2007 is due to the decrease in amount of interest expense capitalized due to decreases in development and construction activities in our various projects.
     Other real estate expenses, represented by real estate taxes and property maintenance not allocable to specific operations, decreased by $3,680 or 39.0% during 2007 compared to 2006. The decrease is primarily attributable to a goodwill impairment loss of $654 recognized during 2006. Also contributing to the decrease was a reduction in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During 2007, we recognized charges of $386 compared to $1,086 during 2006. These charges were based on third-party engineering evaluations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     Income tax expense was provided for at an effective tax rate of 38.3% for 2007 compared to 32.5% for 2006. As of December 31, 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.
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
     Revenues from primary residential operations increased $137,879 or 44.5% during 2006 compared to 2005. Expenses from primary residential operations increased $73,890 or 30.5% during 2006 compared to 2005. The increase in revenues is primarily attributable to increased closings at Bellalago, Cory Lake Isles and Rio Rico, as well as the commencement of closings at Sterling Hill and Woodslanding and higher average price per unit closed in all primary residential communities. The increase in expenses is attributable to higher volume of closings and the associated costs related to price increases for materials and services.
     Revenues from active adult operations increased $93,351 or 62.9% during 2006 compared to 2005. Expenses from active adult operations increased $49,398 or 37.0% during 2006 compared to 2005. The increase in revenues is primarily due to the increased number of closings, higher average price per unit and increased activity at the amenity operations at Solivita. The increase in expenses in active adult operations is attributable to higher volume of closings and the associated costs related to the higher volume of closings at Solivita and price increases for materials and services.
     Revenues from commercial and industrial and other land sales increased $85,011 or 175.4% during 2006 compared to 2005. For the year ended December 31, 2006, pre-tax profits on sales of commercial and industrial land were $39,927 on aggregate sales of $44,110. Also during 2006, pre-tax profits on sales of other land were $64,051 on aggregate sales of $76,171. Included in other land sales is the sale of the Ocala Property. The aggregate sales price for the Ocala Property was $75,122 which resulted in pre-tax profit of approximately $62,800. We also realized, during 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005. Expenses from commercial and industrial and other land sales increased $2,476 or 10.9% during 2006 compared to 2005. Included in the caption Expenses are cost of land sold, commissions related to these sales and consulting and legal fees. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     Revenues from other operations increased $737 or 11.1% during 2006 compared to 2005. Expenses from other operations increased $134 or 3.1% during 2006 compared to 2005. The increase in revenues is primarily due to increased revenues from our title insurance agency operations. The increase in expenses is primarily attributable to increased operating expenses associated with our title insurance agency operations.
     Equity in earnings from unconsolidated joint ventures represent our proportionate share of profits and losses from our investment in unconsolidated joint ventures whereby we account for our investment under the equity method. We recognized $1,573 and $17,955 of earnings for 2006 and 2005, respectively, from our investment in the Ocean Palms Joint Venture. Earnings from the Ocean Palms Joint Venture are recognized on the percentage of completion method of accounting, and as of December 31, 2006 substantially all earnings have been recognized. Construction of the highrise condominium building was completed during 2006. Closings of units commenced in February 2006 and were completed during the second quarter of 2006. Also during 2006, an unconsolidated joint venture decided to terminate an option agreement to acquire property in Florida which resulted in a write-off of our investment of $1,765 in this joint venture during 2006. As of February 28, 2007, we do not have any pending options or contracts for the purchase of land.
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
     Other real estate expenses, which represent real estate taxes and property maintenance not allocable to specific operations, decreased by $5,292 or 35.9% for 2006 compared to 2005. During the first quarter of 2005, we began evaluating the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of retail homesite sales programs in 1996 and obtained third-party engineer evaluations which concluded during the third quarter of 2005. Based on these evaluations we recorded charges of approximately $7,872 for 2005. During 2006, we continued to obtain third-party engineer evaluations and recorded charges of approximately $1,086 for 2006. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005 and 2004 have been reported as discontinued operations in the accompanying consolidated statements of income.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005 have been reported as discontinued operations in the accompanying consolidated statements of income.

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
LIQUIDITY AND CAPITAL RESOURCES
     Our real estate business strategy is designed to capitalize on our competitive advantages and emphasize higher profit margin businesses by concentrating on the development and management of active adult communities and primary residential communities, and utilizing third-party commercial and industrial development to maximize the value of our residential community developments. We also seek to identify additional sites that are suitable for development consistent with our business strategy and anticipate that we will acquire or develop them directly or through joint venture, partnership or management arrangements. Our primary business activities are capital intensive in nature. Our significant uses of capital include: construction (including the Parkway); community infrastructure; property and equipment; selling, general and administrative expenses; and funding of debt service requirements.
     As of December 31, 2007, the amount of cash available totaled $192,258, substantially generated through homebuilding operations, sales of commercial and industrial properties, and sales of other properties, including the Ocala property in December 2006.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities, and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.
     In 2007, net cash provided by operating activities amounted to $29,511, primarily as a result of net income of $21,383, the decrease in land and other inventories of $34,119 and the decrease in receivables of $6,594. Partially offsetting net cash provided by operating activities is the decrease in accounts payable and accrued liabilities of $36,404 and a reduction in customer deposits of $13,435. Net cash used in investing activities amounted to $32,267 as a result of expenditures of $8,318 for investments in property and equipment primarily for amenities, and expenditures of $23,648 on the Parkway. Net cash used by financing activities of $8,746 resulted from the payment of $6,159 for withholding taxes withheld related to restricted stock units and earnings participation stock awards, the repurchase for $4,857 of $5,000 principal amount of 4.50% Notes, the repayment of $959 in real estate debt and the purchase of $965 of treasury stock. Partially offsetting net cash used by financing activities is proceeds of $2,100 from the exercise of stock options and $2,094 as a result of excess income tax benefits from the exercise of stock options and restricted stock units.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     In 2006, net cash provided by operating activities amounted to $167,807, primarily as a result of net income of $174,726 and distributions of earnings from an unconsolidated joint venture of $29,038, proceeds from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture and proceeds of $11,092 from the collection of receivables. Partially offsetting net cash provided by operating activities is the increase in land and other inventories of $51,571 and decrease in customer deposits of $39,446. Contributing to the increase in inventories for 2006 were land acquisitions of approximately $18,300 and expenditures on construction and land development of $33,271. Net cash provided by investing activities amounted to $4,266 primarily as a result of distributions of capital from an unconsolidated joint venture of $20,000 and return of advances of $4,910 from a promissory note to our Ocean Palms Joint Venture member offset by expenditures of $12,878 for investments in property and equipment primarily for amenities, and expenditures of $6,733 related to the Parkway, as well as expenditures of $1,033 for investments in unconsolidated joint ventures. Net cash used in financing activities of $6,792 resulted from repayment of $17,182 in real estate debt, partially offset by borrowings of $10,000 from a revolving line of credit and proceeds of $250 from the exercise of stock options.
     In 2005, net cash used in operating activities amounted to $6,211, primarily as a result of increases in land and other inventories of $85,108 partially offset by net income of $63,127 and an increase in customer deposits of $11,994. Contributing to the increase in inventories for 2005 were land acquisitions of $45,817 and expenditures on construction and land development of approximately $39,291. Net cash provided by investing activities amounted to $13,405, primarily as a result of net proceeds of $23,844 from the sales of Rio Rico Utilities, our shopping center and our mini storage facility in Poinciana, offset by expenditures of $1,012 for property and equipment, expenditures of $925 on the Parkway, and investments in unconsolidated joint ventures of $8,502. Net cash provided by financing activities of $1,787 resulted from borrowings of $86,933 from the Unsecured Credit Facility, partially offset by repayment of real estate debt of $82,735, the purchase of $428 of treasury stock as well as $1,708 used in connection with the issuance of restricted stock.
     As of December 31, 2007, the amount of our borrowings totaled $130,766 compared to our borrowings of $136,925 as of December 31, 2006. At December 31, 2007, our borrowings of $130,766 included $114,800 of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), $15,730 of 6% purchase money mortgage due 2009 and $236 of 5.50% community development district term bond obligations due 2010. On January 4, 2008, we repaid in full the $15,730 purchase money mortgage; there was no pre-payment penalty, as per the terms of the agreement.
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the 4.50% Notes) in a private offering. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries.
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
LIQUIDITY AND CAPITAL RESOURCES – continued
the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During the third and fourth quarters of 2007, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible for the quarters beginning October 1, 2007 and January 1, 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes.
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
     In September 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain other financial institutions as lenders. Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility was 6.35% as of December 31, 2007.
     The total amount of the Unsecured Credit Facility, as amended, is $125,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility, as amended, includes a $7,500 swing line commitment and has a $50,000 sublimit for the issuance of standby letters of credit. The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of December 31, 2007. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the trailing twelve month period. As of December 31, 2007, we exceeded this limitation. During the fourth quarter of 2006, we obtained a waiver of this requirement through the entirety of 2007. During 2007, we obtained an extension of this waiver through December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     The maturity date of the Unsecured Credit Facility is September 20, 2010. As of December 31, 2007, we had no borrowings outstanding under the Unsecured Credit Facility, had issued letters of credit totaling $21,819 and had $103,181 in availability for borrowing under the Unsecured Credit Facility, all of which we could have borrowed without violating any of our debt covenants.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2007, we had outstanding performance bonds of approximately $13,580. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     In conjunction with the acquisition of certain undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note. The purchase money note is secured by a mortgage on this land. This note matures November 2009. Under the original terms of the note, the interest rate is 2% per annum above prime rate of interest published from time to time in the Wall Street Journal adjusted every six months during the term of the note. However, effective February 1, 2006, the purchase money note was amended to fix the interest rate at 6% for the period February 1, 2006 through January 31, 2008. From February 1, 2008 through maturity, the interest rate reverts to a variable rate as previously described. On January 4, 2008 the balance of this note was paid in full; there was no pre-payment penalty, as per the terms of the agreement.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. As of December 31, 2007, we had $236 outstanding under these obligations.
     During the year ended December 31, 2007, we repurchased $965 of our common stock representing 19,409 shares of our common stock and $5,000 principal amount of the 4.50% Notes under previous authorizations by the Board of Directors to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of December 31, 2007, the remaining authorization is $9,864.
     At our communities of Solivita and Solivita West, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, and water and wastewater utilities. The bonds were issued by the Poinciana Community Development District and Poinciana West Community Development District (the “CDDs”), independent special-purpose units of county government, established and operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita and Solivita West, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDDs’ ability to meet bond servicing obligations. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing”, we record and pay the assessments on parcels owned by Avatar when such assessments are fixed and determinable. The assessments are not a liability of Avatar or any other landowner within the CDDs but are obligations secured by the land. For the developable and developed parcels Avatar owns within the CDDs, Avatar pays the assessments until such parcels are sold. After a sale by Avatar, Avatar no longer pays the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     In December 2006, we entered into agreements (the “County Agreements”) with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Parkway”). It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road, and under the County Agreements we have the right to sell it to a third party together with our rights to operate the toll road. We have retained an investment banking firm to identify potential investors in the toll road.
     Under the County Agreements, we were to complete the Parkway by October 31, 2008, subject to delays beyond our control, including permitting delays. While we have acquired most of the rights-of-way and all of the primary permits necessary to construct the Parkway, we have notified the Counties that the completion of construction will be delayed at least until February 28, 2010, pending further required governmental action. It is our understanding that the delays that we have encountered are contemplated by the County Agreements and entitle us to the extension.
     In order to address environmental concerns of various governmental agencies and environmental organizations, we changed the plans for the Parkway to include 4,200 linear feet of trestles, which will result in increased construction costs. Our current estimate of the right-of-way acquisition, development and construction costs for the Parkway approximate $170,000 to $200,000. However, no assurance of the ultimate amount can be given at this stage. As of December 31, 2007, approximately $32,000 has been expended. In addition to our current liquidity, we are exploring obtaining additional financing to fund the completion of the Parkway. There can be no assurances that we will be able to obtain such financing or, if available, at favorable terms.
     Assuming that no additional significant adverse changes in our business, or capital and credit markets, occur, we anticipate that cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, fund the right-of-way acquisition, development and construction of the Parkway, and commence appropriate development of new projects on properties currently owned and/or to be acquired. (See “Results of Operations — Fiscal Year 2007.”)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
OFF-BALANCE SHEET ARRANGEMENTS
     In general, our operations do not rely on transactions categorized as off-balance sheet arrangements. However, from time to time we do enter into certain joint venture transactions which would be deemed as off-balance sheet arrangements.
     As of December 31, 2007, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria for being a variable interest entity. We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is recorded using the equity method of accounting. Our investment in this entity as of December 31, 2007 and 2006 is the amount invested of $7,887 and $7,686, respectively. The primary activity of this joint venture is to develop lots on land acquired by the joint venture. This entity has assets consisting primarily of land and land development totaling approximately $15,708 as of December 31, 2007 and has had minimal operations to date.
     As of December 31, 2007, this unconsolidated joint venture was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to this joint venture or our joint venture partners.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
The following table reflects contractual obligations as of December 31, 2007:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations (1)	Total	1 Year	Years	Years	5 years
Long-Term Debt Obligations	$130,766	$—	$15,966	$—	$114,800
Interest Obligations on Long-Term Debt	$83,995	$5,189	$10,356	$10,332	$58,118
Capital Lease Obligations (includes interest)	$289	$248	$41	$—	$—
Operating Lease Obligations	$4,581	$1,583	$2,602	$320	$76
Purchase Obligations — Residential Development	$32,042	$32,042	$—	$—	$—
Compensation Obligations	$17,579	$6,532	$10,273	$774	$—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	$20,687	$1,000	$2,000	$2,000	$15,687

(1)	Excluded from this table are future costs related to the Parkway (described above) since timing and amount of future costs are currently estimated.
     Long-term debt obligations represent:
•	$15,730 outstanding under a purchase money mortgage associated with land acquired in Poinciana, payable by 2009, however, this obligation was paid off during January 2008

•	$236 community development district obligations associated with Sterling Hill in Hernando County, Florida, payable by 2010

•	$114,800 outstanding under the 4.50% Convertible Senior Notes due 2024

•	$0 outstanding under the Unsecured Credit Facility due 2010

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
DISCLOSURE OF CONTRACTUAL OBLIGATIONS — continued
     Purchase obligations (residential development) represent purchase commitments of $32,042 as of December 31, 2007 for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes. Compensation obligations represent compensation to executives pursuant to employment contracts.
     Other long-term contractual obligations represent the estimated cost-to-complete of certain utilities improvements in areas within Poinciana and Rio Rico where homesites have been sold.
EFFECTS OF INFLATION AND ECONOMIC CONDITIONS
     Our operations have been negatively affected by inflation and general economic conditions. Adverse changes in employment levels, consumer income, available financing and interest rates may continue to result in fewer sales. A low interest rate environment contributes significantly to the ability of purchasers to obtain financing for home purchases. Higher interest rates and lack of consumer confidence may reduce demand for housing. Also, increasing competition for raw land and development opportunities have resulted in higher prices for raw land and development opportunities. Other economic conditions could affect operations (see “Risk Factors”).
     In addition, the weakening of the residential real estate market, which we believe began in the third quarter of 2005 and has continued to date, has resulted in reduced demand for new single-family and multi-family residences in the geographic areas in which we develop and sell residences. The number of investor-owned units for sale, the tightening of mortgage underwriting standards, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we have been able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience lower traffic, increased cancellations, higher incentives and lower margins as compared to prior years. We have experienced additional tightening of the availability of mortgage financing for buyers and a rise in foreclosures and pending foreclosures in our communities. If this situation continues it could result in additional downward pressure on the selling price of homes and a further reduction in the number of homes sold by us which could adversely affect our operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Avatar is subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels and third-party financing and could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees and availability and cost of land, materials and labor. In addition, Avatar is subject to market risk related to potential adverse changes in interest rates on the Unsecured Credit Facility. The interest rate for the Unsecured Credit Facility fluctuates with LIBOR lending rates, both upwards and downwards. See Notes H and Q (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See Item 1A. “Risk Factors” for further discussion of risks.)

Item 8 . Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of Avatar Holdings Inc. and subsidiaries as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
Ernst & Young LLP, an independent registered public accounting firm, that audited the consolidated financial statements of Avatar Holdings Inc. and subsidiaries included in this annual report, has issued an attestation report on the effectiveness of internal control over financial reporting. The attestation report follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Avatar Holdings Inc.
We have audited Avatar Holdings Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avatar Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Avatar Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Avatar Holdings Inc. and subsidiaries and our report dated March 11, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Avatar Holdings Inc.
We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Avatar Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
March 11, 2008

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2007	2006
Assets
Cash and cash equivalents	$192,258	$203,760
Restricted cash	3,161	3,637
Receivables, net	7,269	13,863
Land and other inventories	389,457	443,825
Property and equipment, net	56,502	51,611
Parkway under development	31,793	8,145
Investment in unconsolidated joint ventures	8,002	7,583
Prepaid expenses and other assets	18,099	18,553
Deferred income taxes	—	95

Total Assets	$706,541	$751,072

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$3,882	$22,053
Accrued and other liabilities	12,041	43,694
Customer deposits	4,916	18,351
Deferred income taxes	6,546	—
Estimated development liability for sold land	20,687	24,693
Notes, mortgage notes and other debt:
Corporate	114,800	120,000
Real estate	15,966	16,925

Total Liabilities	178,838	245,716

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 11,076,644 shares at December 31, 2007
10,725,559 shares at December 31, 2006	11,077	10,726
Additional paid-in capital	227,591	226,013
Retained earnings	365,024	343,641

	603,692	580,380
Treasury stock: at cost, 2,551,232 shares at December 31, 2007
at cost, 2,531,823 shares at December 31, 2006	(75,989)	(75,024)

Total Stockholders’ Equity	527,703	505,356

Total Liabilities and Stockholders’ Equity	$706,541	$751,072

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands except per-share amounts)

	For the year ended December 31
	2007	2006	2005
Revenues
Real estate revenues	$281,358	$829,606	$512,653
Interest income	8,144	3,363	1,419
Other	1,914	2,110	2,776

Total revenues	291,416	835,079	516,848

Expenses
Real estate expenses	231,117	539,828	419,913
General and administrative expenses	25,387	36,306	27,142
Interest expense	172	—	475

Total expenses	256,676	576,134	447,530

Equity in earnings (loss) from unconsolidated joint ventures	(60)	(193)	17,871

Income from continuing operations before income taxes	34,680	258,752	87,189
Income tax expense	(13,297)	(84,026)	(29,990)

Income from continuing operations	21,383	174,726	57,199

Discontinued operations:
Income from discontinued operations (including gain on disposal of $8,322 in 2005)	—	—	9,562
Income tax expense	—	—	(3,634)

Income from discontinued operations	—	—	5,928

Net income	$21,383	$174,726	$63,127

Basic Earnings Per Share:
Income from continuing operations	$2.57	$21.33	$7.10
Income from discontinued operations	—	—	0.73

Net income	$2.57	$21.33	$7.83

Diluted Earnings Per Share:
Income from continuing operations	$2.22	$16.59	$5.72
Income from discontinued operations	—	—	0.56

Net income	$2.22	$16.59	$6.28

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Dollars in thousands)

				Unearned
			Additional	Restricted
	Common Stock		Paid-in	Stock	Retained	Treasury Stock
	Shares	Amount	Capital	Units	Earnings	Shares	Amount
Balance at January 1, 2005	10,581,388	$10,581	$212,475	($8,013)	$105,788	(2,523,259)	($74,596)

Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	241	—	—	—	—
Issuances from exercise of stock options and restricted stock units	159,898	160	88	—	—	—	—
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units	(30,000)	(30)	(1,678)	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options	—	—	1,639	—	—	—	—
Grant of restricted stock units	—	—	1,681	(1,681)	—	—	—
Amortization of restricted stock units	—	—	—	3,111	—	—	—
Earnings participation stock award	—	—	351	—	—	—	—
Other share based compensation	—	—	76	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(8,564)	(428)
Net income	—	—	—	—	63,127	—	—

Balance at December 31, 2005	10,711,286	10,711	214,873	(6,583)	168,915	(2,531,823)	(75,024)

Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	611	—	—	—	—
Issuances from exercise of stock options and restricted stock units	14,273	15	240	—	—	—	—
Tax benefit from exercise of restricted stock units	—	—	140	—	—	—	—
Transfer of unearned restricted stock to additional paid in capital upon adoption of SFAS 123(R)	—	—	(6,583)	6,583	—	—	—
Amortization of restricted stock units and stock options	—	—	3,104	—	—	—	—
Earnings participation stock award	—	—	13,478	—	—	—	—
Other share based compensation	—	—	150	—	—	—	—
Net income	—	—	—	—	174,726	—	—

Balance at December 31, 2006	10,725,559	10,726	226,013	—	343,641	(2,531,823)	(75,024)
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity — continued
(Dollars in thousands)

				Unearned
			Additional	Restricted
	Common Stock		Paid-in	Stock	Retained	Treasury Stock
	Shares	Amount	Capital	Units	Earnings	Shares	Amount
Issuances from exercise of earnings participation stock award	308,448	$308	($714)	—	$—	—	$—
Issuances from exercise of stock options and restricted stock units	177,876	178	1,922	—	—	—	—
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units and earnings participation stock award	(139,039)	(139)	(6,020)	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options	—	—	2,094	—	—	—	—
Amortization of restricted stock units and stock options	—	—	3,964	—	—	—	—
Other share based compensation	—	—	142	—	—	—	—
Conversion of 4.50% Notes	3,800	4	190	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(19,409)	(965)
Net income	—	—	—	—	21,383	—	—

Balance at December 31, 2007	11,076,644	$11,077	$227,591	—	$365,024	(2,551,232)	($75,989)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$21,383	$174,726	$63,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,781	4,503	4,589
Amortization of stock based compensation	3,700	16,737	3,538
Impairment of goodwill	—	654	—
Impairment of land and other inventories	2,469	—	—
Income on disposal from discontinued operations, net of taxes	—	—	(5,160)
Equity in (earnings) loss from unconsolidated joint ventures	60	193	(17,871)
Distributions (return) of earnings from an unconsolidated joint venture	(178)	29,038	4,528
Deferred income taxes	8,735	4,479	(287)
Excess income tax benefit from exercise of stock options and restricted stock units	(2,094)	(140)	—
Changes in operating assets and liabilities:
Restricted cash	476	2,383	(33)
Receivables, net	6,594	11,092	(8,394)
Land and other inventories	34,119	(51,571)	(85,108)
Prepaid expenses and other assets	305	3,888	8,892
Accounts payable and accrued and other liabilities	(36,404)	2,495	16,101
Customer deposits	(13,435)	(39,446)	11,994
Assets/liabilities of business transferred under contractual arrangements	—	8,776	(1,359)
Assets/liabilities of discontinued operations	—	—	(768)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29,511	167,807	(6,211)

INVESTING ACTIVITIES
Investment in property and equipment	(8,318)	(12,878)	(1,012)
Investment in Parkway under development	(23,648)	(6,733)	(925)
Investment in unconsolidated joint ventures	(301)	(1,033)	(8,502)
Repayment of advances from promissory note	—	4,910	—
Distributions of capital from an unconsolidated joint venture	—	20,000	—
Net proceeds from sales of discontinued operations	—	—	23,844

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(32,267)	4,266	13,405

FINANCING ACTIVITIES
Proceeds from Unsecured Credit Facility	—	10,000	86,933
Proceeds from exercise of stock options	2,100	250	248
Excess income tax benefit from exercise of restricted stock units and stock options	2,094	140	—
Repurchase of 4.50% Notes	(4,857)	—	—
Principal payments of real estate borrowings	(959)	(17,182)	(82,735)
Payment of debt issuance costs	—	—	(523)
Purchase of treasury stock	(965)	—	(428)
Payment of withholding taxes related to restricted stock units withheld	(6,159)	—	(1,708)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,746)	(6,792)	1,787

(DECREASE IN) INCREASE IN CASH AND CASH EQUIVALENTS	(11,502)	165,281	8,981

Cash and cash equivalents at beginning of year	203,760	38,479	29,498

CASH AND CASH EQUIVALENTS AT END OF YEAR	$192,258	$203,760	$38,479

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 (Dollars in thousands except per-share data)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Principles of Consolidation and Basis of Presentation:
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
     We reclassified from “Land and other inventories” capitalized costs of $8,145 and $4,579 to “Parkway under development” and “Property and equipment, net”, respectively, on the accompanying Consolidated Balance Sheet as of December 31, 2006, related to (1) the Parkway (as defined below) and (2) additional amenities under construction, to conform with the presentation as of December 31, 2007. As a result of these reclassifications on the Consolidated Balance Sheet, $10,932 and $925 of capital expenditures related to the Parkway and additional amenities were reclassified from Operating Activities to Investing Activities on the accompanying Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005, resepctively. These reclassifications had no impact on reported net income.
     Certain 2006 financial statement items have been reclassified to conform to the 2007 presentation.
Cash and Cash Equivalents and Restricted Cash:
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which was $1,437 and $18,824 as of December 31, 2007 and 2006, respectively. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
     Restricted cash includes deposits of $3,161 and $3,637 as of December 31, 2007 and 2006, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $1,342 and $331 as of December 31, 2007 and 2006, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Receivables, net:
     Receivables, net includes amounts in transit or due from title companies for house closings; membership dues related to our amenity operations; contracts and mortgage notes receivable from the sale of homesites; and as of December 31, 2007 an income tax receivable due to the overpayment of income taxes.
Land and Other Inventories:
     Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value (as further discussed below). Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost incurred until development and construction is substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon U.S. generally accepted accounting principles.
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we carry Land and Other Inventories at the lower of the carrying amount or fair value. Each reporting period, we review our Land and Other Inventories for indicators of impairment. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. For assets held for sale (such as completed speculative inventory), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value less cost to sell the assets to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Assumptions and estimates used in the determination of the estimated future cash flows are based on certain factors provided below and that may be known to us at the time such estimates are made and our expectations of future operations and economic conditions. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential and active adult) and (ii) land held for future development or sale.
     Housing communities: For our housing communities, indicators of potential impairment include changes in local market conditions, declining customer traffic and sales activity, increases in sales cancellations, increases in speculative inventory resulting from cancellations, increases in costs, and declines in gross margins for homes in backlog. If indicators are present, the asset is reviewed for impairment described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales pace; expected sales prices and sales incentives; and anticipated costs to be expended, including land and land development costs, home construction costs, and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, competition from other homebuilders in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. These assumptions can significantly affect our estimates of future cash flows.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
     During 2007, we recognized impairment losses of approximately $2,500 primarily related to speculative inventory of two communities which are near completion. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the year ended December 31, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”.
     Land held for future development or sale: For land held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales values, and anticipated costs to be expended including land and land development costs and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the homebuilding industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. Factors that we consider in determining the appropriateness of moving forward with land development and costs for future development or to write-off the related amounts capitalized include our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. As of December 31, 2007 and 2006, no impairments existed for land held for future development or sale.
Property and Equipment and Parkway Under Development:
     Property and Equipment are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost. Repairs and maintenance are expensed as incurred.
     Property and Equipment includes the cost of amenities owned by us (completed and under construction). Property and Equipment placed in service is depreciated by the straight-line method over the useful lives of the assets when these assets are placed in service. The Parkway (as defined below) is currently under development and has not been placed into service. The cost of amenities included in Property and Equipment and the Parkway includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment and the Parkway owned and constructed by us also include interest cost incurred until development and construction is substantially completed.
     Each reporting period, we review our Property and Equipment and Parkway Under Development for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. For the Parkway, indicators of impairment are similar to indicators of impairment of our land held for development or future sale. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales pace based upon general economic conditions; expected sales prices; and anticipated costs to be expended including land and land development costs, construction costs, and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the homebuilding industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. As of December 31, 2007 and 2006, no impairments existed for Property and Equipment and the Parkway.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Goodwill and Indefinite-Lived Intangible Assets:
     In accordance with SFAS No. 142 “Goodwill and Intangible Assets", we perform annual impairment testing on our goodwill and other intangible assets, or more frequently if facts and circumstances indicate a potential impairment. Goodwill and indefinite-lived intangible assets are not amortized; however, they are subject to evaluation for impairment at least annually or more frequently if facts and circumstances warrant, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, then we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. We perform our annual test as of December 31 each year. During the years ended December 31, 2007 and 2005, we did not experience any such impairment losses. However, during the first quarter of 2006, we performed an interim impairment test in accordance with SFAS No. 142 on goodwill associated with the Harbor Islands community because facts and circumstances indicated a potential impairment. Based on this impairment test, we determined that this goodwill was impaired as a result of the closing of the final housing unit in this community. Since the Harbor Islands community was completed during the first quarter of 2006, the associated goodwill of $654 was written-off under the caption of Real Estate Expense in the consolidated statement of income for 2006. Goodwill of $1,685, all of which is associated with the active adult community reporting unit, is included in Other Assets in the consolidated balance sheets as of December 31, 2007 and 2006.
Revenues:
     In accordance with SFAS No. 66, “Accounting for Sales of Real Estate", revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial investment is adequate, all financing is considered collectible and there is no significant continuing involvement.
Advertising Costs:
     Advertising costs are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising costs totaled $3,562, $4,844 and $3,518, respectively, and are included in Real Estate Expenses in the accompanying consolidated statements of income.
Warranty Costs:
     Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We may have recourse against subcontractors for claims relating to workmanship and materials. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.
     During the years ended December 31, 2007, 2006 and 2005 changes in the warranty reserve consist of the following:

	2007	2006	2005
Warranty reserve as of January 1	$2,319	$1,616	$1,370
Estimated warranty expense	2,178	4,187	2,455
Amounts charged against warranty reserve	(3,363)	(3,484)	(2,209)

Warranty reserve as of December 31	$1,134	$2,319	$1,616

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Income Taxes:
     Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A deferred tax asset valuation allowance is recorded based on the judgment of when it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized.
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
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006 which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2007. FIN 48 did not have an impact on our financial position and results of operations.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of income as income tax expense.
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
     As of December 31, 2007, an aggregate of 958,544 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 650,039 options and stock units granted. There were 308,505 shares available for grant at December 31, 2007.
     Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Accordingly, for restricted stock units granted, compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 based on the market price of Avatar’s common stock on the date the specified hurdle price was probable of being achieved, provided such provisions are applicable, or the date of grant. For stock options granted, no compensation expense was recognized in the consolidated statements of income prior to January 1, 2006 since all stock options granted had exercise prices greater than the market value of Avatar’s stock on the grant date. Effective January 1, 2006, we adopted the fair value

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) using the modified-prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified-prospective-transition method, results for periods prior to adoption have not been restated.
     As a result of the adoption of SFAS No. 123(R), the charge to income from continuing operations before income taxes and net income for the year ended December 31, 2006 was $283 and $176, respectively. The impact of adopting SFAS 123(R) on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.02.
     Prior to the adoption of SFAS No.123(R), we presented all tax benefits related to deductions resulting from the exercise of restricted stock units and stock options as operating activities in the consolidated statements of cash flows. SFAS No.123(R) requires that tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption. As a result, we classified $2,094 and $140, respectively, of excess tax benefits as financing cash inflows for the years ended December 31, 2007 and 2006.
     SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure", required disclosure of pro forma income and pro forma income per share as if the fair value based method had been applied in measuring compensation expense. The following table summarizes pro forma net income and earnings per share in accordance with SFAS No. 123, for the year ended December 31, 2005 had compensation expense for stock-based compensation awarded under our stock-based incentive compensation plan been based on fair value at the grant date. For purposes of this pro forma disclosure, the value of the stock options granted is estimated using the Black-Scholes option-pricing model and the Monte-Carlo option valuation model (like a lattice model) for restricted stock units granted.

2005
Net income — as reported	$63,127
Add: Stock-based compensation expense included in reported net income, net of related tax expense	1,929
Deduct: stock-based compensation expense determined using the fair value method, net of related tax effects	(1,714)

Net income — pro forma	$63,342

Earnings Per Share:
Basic
As reported	$7.83

Pro forma	$7.86

Diluted
As reported	$6.28

Pro forma	$6.30

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Repurchase of Common Stock and Notes:
     On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. During the year ended December 31, 2007, we repurchased $965 of our common stock representing 19,409 shares of our common stock and $5,000 principal amount of the 4.50% Notes. As of December 31, 2007, the remaining authorization for purchase of shares of Avatar’s common stock and/or 4.50% Notes was $9,864.
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
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 351,085, 14,273 and 129,898 shares of our common stock for 2007, 2006 and 2005, respectively, due to the exercise of stock options, restricted stock units, stock units and conversion of 4.50% Notes.
     The following table represents a reconciliation of the income from continuing operations, net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Numerator:
Basic earnings per share — income from continuing operations	$21,383	$174,726	$57,199
Interest expense on 4.50% Notes, net of tax	3,248	3,266	3,285

Diluted earnings per share — income from continuing operations	$24,631	$177,992	$60,484

Basic earnings per share — net income	$21,383	$174,726	$63,127
Interest expense on 4.50% Notes, net of tax	3,248	3,266	3,285

Diluted earnings per share — net income	$24,631	$177,992	$66,412

Denominator:
Basic weighted average shares outstanding	8,305,858	8,193,136	8,058,634
Effect of dilutive restricted stock units	483,091	217,745	195,913
Effect of dilutive employee stock options	23,348	39,671	44,347
Effect of dilutive 4.50% Notes	2,267,861	2,280,068	2,280,068

Diluted weighted average shares outstanding	11,080,158	10,730,620	10,578,962

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Recently Issued Accounting Pronouncements:
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is January 1, 2008 for us, and interim periods within those fiscal years. The effect of SFAS No. 157 is not expected to have a material impact on our financial position and results of operations.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66. Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. Generally, EITF 06-8 is not applicable to homebuilding operations. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007, which is January 1, 2008 for us. The effect of EITF 06-8 is not expected to be material to our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the first fiscal year that begins after November 15, 2007, which is January 1, 2008 for us. The effect of SFAS No. 159 is not expected to have a material impact on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, “Business Combinations” (SFAS No. 141), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning after December 15, 2008, which is January 1, 2009 for us, and is to be applied prospectively.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is January 1, 2009 for us. We are currently evaluating the potential impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.
Comprehensive Income:
     Net income and comprehensive income are the same for years ended December 31, 2007, 2006 and 2005.

NOTE B — REAL ESTATE REVENUES
     The components of real estate revenues are as follows:

	For the year ended December 31
	2007	2006	2005
Primary residential	$158,642	$447,487	$309,608
Active adult communities	92,180	241,866	148,515
Commercial/industrial and other land sales	27,476	133,466	48,455
Rental, leasing and other real estate operations	3,060	6,787	6,075

Total real estate revenues	$281,358	$829,606	$512,653

     During the year ended December 31, 2007, we realized pre-tax profits of $21,870 on revenues of $27,476 from commercial and industrial and other land sales. For the year ended December 31, 2006, we realized pre-tax profits of $108,305 on revenues of $133,466 from commercial and industrial and other land sales. For the year ended December 31, 2005, we realized pre-tax profits of $25,770 on revenues of $48,455 from commercial and industrial and other land sales.
     For the year ended December 31, 2007, pre-tax profits from commercial and industrial land were $19,939 on aggregate revenues of $23,577. Pre-tax profits on sales of other land during the year ended December 31, 2007 were $1,931 on aggregate revenues of $3,899.
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
     During the year ended December 31, 2005, pre-tax profits on sales of commercial and industrial land were $9,469 on aggregate sales of $13,145. Also during 2005, pre-tax profits on sales of other land were $12,170 on aggregate sales of $21,423. Included in other land sales for 2005 is the sale of our 50% equity interest in an unconsolidated joint venture for a sales price of $13,887 which resulted in a pre-tax gain of approximately $4,100. Also included in other land sales is our 50% equity interest in an unconsolidated joint venture, the sole asset of which is land, for a sales price of $11,000 which resulted in a pre-tax gain of approximately $4,258.
     See “Financial Information Relating to Industry Segments” in Note P.
NOTE C — LAND AND OTHER INVENTORIES
     Land and other inventories consist of the following:

	December 31
	2007	2006
Land developed and in process of development	$229,526	$220,403
Land held for future development or sale	95,554	96,214
Dwelling units completed or under construction	63,755	126,482
Other	622	726

	$389,457	$443,825

NOTE D — PROPERTY AND EQUIPMENT
     Property and equipment and accumulated depreciation consist of the following:

	December 31
	2007	2006
Land and improvements	$23,037	$22,302
Buildings and improvements	37,477	29,964
Machinery, equipment and fixtures	13,654	12,537
Amenities construction in progress	7,439	8,755

	81,607	73,558
Less accumulated depreciation	(25,105)	(21,947)

	$56,502	$51,611

     Amenities owned by Avatar and which are not held for future transfer to homeowners associations are included in property and equipment. The book values of these amenities (excluding amenities construction in progress) were $46,974 and $40,109 as of December 31, 2007 and 2006, respectively.
     Depreciation charged to operations during 2007, 2006 and 2005 was $3,427, $3,091 and $2,568, respectively.
NOTE E — PARKWAY UNDER DEVELOPMENT
     In December 2006, we entered into agreements (the “County Agreements”) with Osceola and Polk Counties in Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Parkway”). It will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road, and under the County Agreements we have the right to sell it to a third party together with our rights to operate the toll road. We have retained an investment banking firm to identify potential investors in the toll road.
     Under the County Agreements, we were to complete the Parkway by October 31, 2008, subject to delays beyond our control, including permitting delays. While we have acquired most of the rights-of-way and all of the primary permits necessary to construct the Parkway, we have notified the Counties that the completion of construction will be delayed at least until February 28, 2010, pending further required governmental action. It is our understanding that the delays that we have encountered are contemplated by the County Agreements and entitle us to the extension.
     In order to address environmental concerns of various governmental agencies and environmental organizations, we changed the plans for the Parkway to include 4,200 linear feet of trestles, which will result in increased construction costs. Our current estimate of the right-of-way acquisition, development and construction costs for the Parkway approximate $170,000 to $200,000. However, no assurance of the ultimate amount can be given at this stage. As of December 31, 2007, approximately $32,000 has been expended.

NOTE F — ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	December 31
	2007	2006
Gross unexpended costs	$26,737	$31,045
Less costs relating to unsold homesites	(6,050)	(6,352)

Estimated development liability for sold land	$20,687	$24,693

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $386, $1,086 and $7,872 during 2007, 2006 and 2005, respectively, associated with these obligations. Costs for construction, material and labor, as well as other land development and utilities infrastructure costs, increased substantially during 2004 and 2005. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.
NOTE G- CONSOLIDATION OF VARIABLE INTEREST ENTITIES
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
Investments in Unconsolidated Joint Ventures:
     As of December 31, 2007, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria for being a variable interest entity. We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is accounted for using the equity method of accounting. Our investment in this entity as of December 31, 2007 and 2006 is the amount invested of $7,887 and $7,686, respectively. The primary activity of this joint venture is to develop lots on land acquired by the joint venture. This entity has assets consisting primarily of land and land development costs totaling approximately $15,708 and $15,313 at December 31, 2007 and 2006, respectively, and has had minimal operations to date.
     During 2006, an unconsolidated joint venture decided to terminate an option agreement to acquire property in Florida, which resulted in a write-off of our investment of $1,765 in this joint venture during 2006. During January 2007, the joint venture was dissolved.
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

NOTE G— CONSOLIDATION OF VARIABLE INTEREST ENTITIES — continued
     The following are the Ocean Palms Joint Venture’s condensed balance sheets as of December 31, 2007 and 2006:

	December 31
	2007	2006
	(unaudited)
Assets:
Cash and cash equivalents	$56	$227
Sales center	390	168
Other assets	10	14

Total assets	$456	$409

Liabilities and Members’ (Deficit) Capital:
Accounts payable and accrued liabilities	$236	$615
Members’ (Deficit) Capital of:
Avatar	110	(103)
Joint venture partner	110	(103)

Total liabilities and members’ (deficit) capital	$456	$409

     The following is the Ocean Palms Joint Venture’s condensed statements of income for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(unaudited)
Revenues:
Sales of condominiums	$153	$6,256	$106,276
Interest and other income	109	995	3,089

Total revenues	262	7,251	109,365

Operating expenses:
Cost of sales	—	4,539	70,431
Operating costs and expenses	193	112	299

Total operating expenses	193	4,651	70,730

Net income	$69	$2,600	$38,635

     Our share of the net income from the Ocean Palms Joint Venture was $35, $1,573 and $17,955 for the years ended December 31, 2007, 2006 and 2005, respectively.
     During 2008, the Ocean Palms Joint Venture operations will primarily consist of the sale of the remaining parking spaces, sale of the realty operations and activities related to winding down the Ocean Palms Joint Venture. We anticipate such sales will generate sufficient cash to pay the liabilities of the Ocean Palms Joint Venture. Alternatively, the Ocean Palms Joint Venture partners may be required to fund a deficit.
     As of December 31, 2007, these unconsolidated joint ventures are financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these joint ventures or our joint venture partners.

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT
     Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2007	2006
Corporate:
4.50% Convertible Senior Notes, due 2024	$114,800	$120,000

Real estate:
Purchase Money Mortgage Note payable, prime + 2%, due 2009 *	$15,730	$15,730
5.50% Term Bonds payable, due 2010	236	1,195
Unsecured Credit Facility, due 2010	—	—

	$15,966	$16,925

*	Effective February 1, 2006, this note was amended to fix the interest rate at 6% for the period February 1, 2006 through January 31, 2008.
Corporate:
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the 4.50% Notes) in a private offering. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries.
     Each $1 principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During the third and fourth quarters of 2007, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible for the quarters beginning October 1, 2007 and January 1, 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes.

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
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
Real Estate:
     In conjunction with the acquisition of certain undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note. The purchase money note is secured by a mortgage on this land. This note matures November 2009. Under the original terms of the note, the interest rate is 2% per annum above prime rate of interest published from time to time in the Wall Street Journal adjusted every six months during the term of the note. However, effective February 1, 2006, the purchase money note was amended to fix the interest rate at 6% for the period February 1, 2006 through January 31, 2008. From February 1, 2008 through maturity, the interest rate reverts to a variable rate as previously described. On January 4, 2008 the balance of this note was paid in full; there was no pre-payment penalty, as per the terms of the agreement.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. The outstanding balance as of December 31, 2007 and 2006 was $236 and $1,195, respectively.
     In September 2005, we entered into a Credit Agreement and a Guaranty Agreement for a $100,000 (expandable up to $175,000), senior unsecured revolving credit facility (the “Unsecured Credit Facility”), by and among our wholly-owned subsidiary, Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain other financial institutions as lenders. Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005. Interest on borrowings under the Unsecured Credit Facility ranges from LIBOR plus 1.75% to 2.25%. Our borrowing rate under the Unsecured Credit Facility was 6.35% as of December 31, 2007.
     The total amount of the Unsecured Credit Facility, as amended, is $125,000; however, so long as no default or event of default has occurred and is continuing, increases may be requested, subject to lender approval, up to $175,000. This Unsecured Credit Facility, as amended, includes a $7,500 swing line commitment and has a $50,000 sublimit for the issuance of standby letters of credit. The Unsecured Credit Facility contains customary representations, warranties and covenants limiting liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans. In addition, the Unsecured Credit Facility contains covenants to the effect that we (i) will maintain a minimum consolidated tangible net worth (as defined in the Unsecured Credit Facility), (ii) shall maintain an adjusted EBITDA/debt service ratio (as defined in the Unsecured Credit Facility) of not less than 2.75 to 1.0, (iii) will not permit the leverage ratio (as defined in the Unsecured Credit Facility) to exceed 2.0 to 1.0, and (iv) the sum of the net book value of unentitled land, entitled land, land under development and finished lots shall not exceed 150% of consolidated tangible net worth. Borrowings under the Unsecured Credit Facility may be limited based on the amount of borrowing base available. We are in compliance with these covenants as of December 31, 2007. The Unsecured Credit Facility also contains a covenant whereby the sum of speculative homes and models cannot exceed 25% of the aggregate number of unit sales for the trailing twelve month period. As of December 31, 2007, we exceeded this limitation. During the fourth quarter of 2006, we obtained a waiver of this requirement through the entirety of 2007. During 2007, we obtained an extension of this waiver through December 31, 2008.
     The maturity date of the Unsecured Credit Facility is September 20, 2010. As of December 31, 2007, we had no borrowings outstanding under the Unsecured Credit Facility, had issued letters of credit totaling $21,819 and had $103,181 in availability for borrowing under the Unsecured Credit Facility, all of which we could have borrowed without violating any of our debt covenants.

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
     Payments of all amounts due under the Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     Maturities of notes, mortgage notes and other debt at December 31, 2007 are as follows:

	Corporate	Real Estate		Total
2008	$—	$—		$—
2009	—	15,730	*	15,730	*
2010	—	236		236
2011	—	—		—
2012	—	—		—
Thereafter	114,800	—		114,800

	$114,800	$15,966		$130,766

*	On January 4, 2008 the balance of this note was paid in full.
     The following table represents interest incurred, interest capitalized, and interest expense for 2007, 2006 and 2005:

	2007	2006	2005
Interest incurred	$7,281	$7,762	$9,361
Interest capitalized	(7,109)	(7,762)	(8,886)

Interest expense	$172	$—	$475

     We made interest payments of $6,672, $7,118 and $8,559 for the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE I — EMPLOYEE BENEFIT PLANS
     We have a defined contribution savings plan that covers substantially all employees. Under this savings plan, we contribute to the plan based upon specified percentages of employees’ voluntary contributions. Our contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $230, $293 and $240, respectively.
NOTE J — LEASE COMMITMENTS
     We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2013. Rental expense for the years 2007, 2006 and 2005 was $1,997, $2,116 and $1,871, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2007 were as follows: 2008 — $1,583; 2009 — $1,444; 2010 — $1,158; 2011 — $226; 2012 — $94; thereafter -$76.

NOTE K — ACCRUED AND OTHER LIABILITIES
     Accrued and other liabilities are summarized as follows:

	December 31
	2007	2006
Property taxes and assessments	$356	$400
Interest	1,442	1,431
Accrued compensation	1,633	3,784
Contract retention	2,104	6,864
Warranty reserve	1,134	2,319
Income taxes payable	—	15,206
Other	5,372	13,690

	$12,041	$43,694

NOTE L — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended (the “Incentive Plan”) provides that stock options, including incentive stock options and non-qualified stock options; stock appreciation rights; stock awards; performance-conditioned stock awards (“restricted stock units”); and stock units may be granted to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant. As of December 31, 2007, an aggregate of 958,544 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 650,039 options and stock units granted. There were 308,505 shares available for grant at December 31, 2007.
     Compensation expense related to the stock option and restricted stock unit awards for the years ended December 31, 2007 and 2006 was $3,964 and $3,104, respectively, of which $287 and $287, respectively, related to stock options and $3,677 and $2,817, respectively, related to restricted stock units. During the year ended December 31, 2005 compensation expense related to our restricted stock unit awards was $3,111. The total income tax benefit recognized in the consolidated statements of income for stock options and restricted stock units during the years ended December 31, 2007 and 2006 was $1,522 and $1,180, respectively, of which $110 and $109, respectively, related to stock options and $1,412 and $1,071, respectively, related to restricted stock units. The income tax benefit recognized in the consolidated statements of income during the year ended December 31, 2005 for the restricted stock units was $595.
     Cash received from stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $2,100, $250 and $248, respectively. The additional tax benefit related to the exercise of stock options and restricted stock units during the years ended December 31, 2007, 2006 and 2005 was $2,094, $140 and $1,639, respectively, which is reflected as an increase to additional paid in capital.
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

NOTE L — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     The significant weighted average assumptions used for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006		2005
Dividend yield	0%	N/A	*	0%
Volatility rate	27.0% - 27.3%	N/A	*	35.8% - 38.3%
Risk-free interest rate	4.7% - 5.0%	N/A	*	3.7% - 4.1%
Expected life (years)	3	N/A	*	5
Weighted average fair value of units granted	$73.09	$61.17		$28.36

*	Not applicable since no stock options or restricted stock awards with specified hurdle price condition as discussed above were granted during 2006.
     A summary of the status of the stock option activity for the years ended December 31, 2007, 2006 and 2005 is presented below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	240,102	$25.00	250,102	$25.00	260,000	$25.00
Exercised	(84,000)	$25.00	(10,000)	$25.00	(9,898)	$25.00

Outstanding at end of period	156,102	$25.00	240,102	$25.00	250,102	$25.00

Exercisable at end of period	156,102	$25.00	120,102	$25.00	130,102	$25.00

     The weighted average remaining contractual life of stock options outstanding as of December 31, 2007 was 4.3 years. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $3,922, $306 and $249, respectively.
     A summary of the restricted stock units activity for the year ended December 31, 2007 is presented below:

	2007
		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Outstanding at beginning of year	549,804	$25.84
Granted	35,070	$73.09
Exercised	(92,504)	$27.26
Forfeited	(3,050)	$65.12

Outstanding at end of year	489,320	$28.72

     As of December 31, 2007, there was $6,911 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years. As of December 31, 2007, there was no unrecognized compensation expense related to stock options.

NOTE L — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     Under a deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of Avatar’s common stock on the due date of each payment. The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. Stock units of 1,372 and 273 shares were distributed to non-management directors during the years ended December 31, 2007 and 2006, respectively. The outstanding balance of stock units as of December 31, 2007 and 2006 was 4,617 and 3,849, respectively.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. These agreements were amended and restated as of April 15, 2005 and further amended and restated as of December 26, 2006. The cash award entitles the executives to a cash payment (subject to certain maximum limitations) with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of the excess of Avatar’s gross profit (as defined) over minimum levels established. Our gross profit for fiscal years 2007, 2006 and 2005 exceeded the minimum levels established. Compensation expense of $0, $186 and $4,670 related to this cash award was recorded for the years ended December 31, 2007, 2006 and 2005, respectively. As amended and restated, the stock award entitles the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. The amendment on December 26, 2006 provides for the issuance of the stock award on two separate dates as opposed to a single issuance date as previously provided. The first date of issuance of the stock award is based on Avatar’s financial results through September 30, 2007 and occurred November 12, 2007. The second date of issuance of the stock award, which is expected to occur during the first quarter of 2008, is based on Avatar’s financial results through December 31, 2007, provided that the excess of actual gross profit (as defined) through December 31, 2007 exceeds the actual gross profit (as defined) through September 30, 2007. However, if the calculation of the stock award based on results through December 31, 2007 is less than the value determined for the first date of issuance, then repayment in cash will be required by the executive in an amount equal to the difference of such amounts. The excess of actual gross profit (as defined) through December 31, 2007 exceeded the actual gross profit (as defined) through September 30, 2007. Compensation expense of ($406), $13,478 and $351 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, we reversed compensation expense previously recognized to adjust the amount of the stock award to the estimated number of shares as of November 12, 2007 (first date of issuance) in accordance with SFAS No. 123(R). The income tax benefit was reduced by $154 in the consolidated statements of income for the year ended December 31, 2007 for these awards. The income tax benefit recognized in the consolidated statements of income for the years ended December 31, 2006 and 2005 for these stock awards was $5,122 and $133, respectively.

NOTE M — INCOME TAXES
     The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current
Federal	$3,663	$67,326	$27,498
State	612	11,394	4,653

Total current	4,275	78,720	32,151

Deferred
Federal	7,730	4,538	(1,848)
State	1,292	768	(313)

Total deferred	9,022	5,306	(2,161)

Total income tax expense (benefit)	$13,297	$84,026	$29,990

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred income tax assets
Tax over book basis of land inventory	$10,963	$11,259
Unrecoverable land development costs	2,683	2,521
Tax over book basis of depreciable assets	26	204
Executive incentive compensation	3,428	8,506
Other	709	1,403

Total deferred income tax assets	17,809	23,893

Deferred income tax liabilities
Book over tax income recognized on sale of the Ocala Property	(24,355)	(23,798)

Net deferred income tax asset (liabilities)	$(6,546)	$95

     The decrease in deferred income tax assets during 2007 is primarily attributable to the exercise and issuance of restricted stock units and stock options. As of December 31, 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets. During 2005, we decreased the valuation allowance by $2,947 which is primarily attributable to the tax over book basis of land inventory in Poinciana and to the tax over book basis of depreciable assets which were demolished being more-likely-than not realizable.
     Included in this change in valuation allowance was $611, which was credited to additional paid-in capital representing the benefit of utilizing deferred income tax assets, which were generated in years prior to reorganization on October 1, 1980.
     The exercise and issuance of restricted stock units and stock options during 2007 and 2006 generated additional income tax benefits of $2,094 and $140, respectively, which is reflected as an increase to additional paid-in capital.

NOTE M — INCOME TAXES — continued
     A reconciliation of income tax expense from continuing operations to the expected income tax expense at the federal statutory rate of 35% for each of the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Income tax expense computed at statutory rate	$12,138	$90,563	$30,516
State income tax expense, net of federal benefit	1,180	7,657	2,562
Tax exempt interest	(928)	—	—
Change in valuation allowance on deferred tax assets	—	(14,053)	(2,947)
Other	907	(141)	(141)

Income tax expense	$13,297	$84,026	$29,990

     We made income tax payments of approximately $22,850, $79,350 and $12,800 for the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE N — COMMITMENTS AND CONTINGENCIES
     We are involved in various pending litigation matters primarily arising in the normal course of our business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on our business or financial statements.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2007, we had outstanding performance bonds of approximately $13,580. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
NOTE O — OTHER MATTERS
     At our communities of Solivita and Solivita West, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, and water and wastewater utilities. The bonds were issued by the Poinciana Community Development District and Poinciana West Community Development District (the “CDDs”), independent special-purpose units of county government, established and operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita and Solivita West, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDDs’ ability to meet bond servicing obligations. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing", we record and pay the assessments on parcels owned by Avatar when such assessments are fixed and determinable. The assessments are not a liability of Avatar or any other landowner within the CDDs but are obligations secured by the land. For the developable and developed parcels Avatar owns within the CDDs, Avatar pays the assessments until such parcels are sold. After a sale by Avatar, Avatar no longer pays the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

NOTE P — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
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
     The following tables summarize our information for reportable segments for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Revenues:
Segment revenues
Primary residential	$158,642	$447,487	$309,608
Active adult communities	92,180	241,866	148,515
Commercial and industrial and other land sales	27,476	133,466	48,455
Other operations	3,215	7,405	6,668

	281,513	830,224	513,246
Unallocated revenues
Interest income	8,144	3,363	1,419
Other	1,759	1,492	2,183

Total revenues	$291,416	$835,079	$516,848

Operating income:
Segment operating income
Primary residential	$21,753	$131,078	$67,089
Active adult communities	13,653	58,955	15,002
Commercial and industrial and other land sales	21,870	108,305	25,770
Other operations	634	2,985	2,382

	57,910	301,323	110,243

Unallocated income (expenses)
Equity in earnings (loss) from unconsolidated joint venture	(60)	(193)	17,871
Interest income	8,144	3,363	1,419
General and administrative expenses	(25,387)	(36,306)	(27,142)
Interest expense	(172)	—	(475)
Other real estate expenses	(5,755)	(9,435)	(14,727)

Income from continuing operations before income taxes	$34,680	$258,752	$87,189

NOTE P — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS — continued

	December 31
Assets:	2007	2006
Segment assets
Primary residential	$215,879	$275,404
Active adult communities	139,053	146,278
Commercial and industrial and other land sales	9,297	10,230
Unallocated assets	342,312	319,160

Total assets	$706,541	$751,072

(a)	Our businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Our homebuilding operations in Arizona and our title insurance agency do not qualify as separate reportable segments and are included in “Primary Residential” and “Other Operations”.

(e)	The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2007 and 2006 respectively: cash, cash equivalents and restricted cash of $193,860 and $202,585; land inventories of $95,174 and $86,624 (a majority of which is bulk land); property and equipment of $712 and $904; Parkway under development of $31,793 and $8,145; investment in unconsolidated joint ventures of $8,002 and $7,583; receivables of $5,969 and $3,920; deferred income taxes of $0 and $95; and prepaid expenses and other assets of $6,802 and $9,304. None of the foregoing qualifies as a reportable segment in accordance with SFAS No. 131.

(f)	There is no interest expense from primary residential, active adult communities, and commercial, industrial and other land sales included in segment operating income/(loss) for 2007, 2006 and 2005.

(g)	Included in segment operating profit/(loss) for 2007 is depreciation expense of $1,270, $2,113 and $44 from primary residential, active adult communities and unallocated corporate/other, respectively. Included in segment operating income/(loss) for 2006 is depreciation expense of $792, $1,906 and $393 from primary residential, active adult communities, and unallocated corporate/other, respectively. Included in segment operating income/(loss) for 2005 is depreciation expense of $629, $1,649 and $290 from primary residential, active adult communities and unallocated corporate/other, respectively.

(h)	Goodwill of $1,684 as of December 31, 2007 and 2006 is included in segment assets for active adult communities.
NOTE Q — FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts and fair values of our financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$192,258	$192,258	$203,760	$203,760
Restricted cash	$3,161	$3,161	$3,637	$3,637
Receivables, net	$7,269	$7,269	$13,863	$13,863
Notes, mortgage notes and other debt:
Corporate:
4.50% Convertible Senior Notes	$114,800	$110,782	$120,000	$180,332
Real estate:
Purchase Money Mortgage Note	$15,730	$15,730	$15,730	$13,276
5.50% Term Bonds payable	$236	$236	$1,195	$964
Unsecured Credit Facility	$—	$—	$—	$—

NOTE Q — FAIR VALUE OF FINANCIAL INSTRUMENTS — continued
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
Convertible Senior Notes: At December 31, 2007 and 2006, the fair value of the 4.50% Notes estimated based on quoted or estimated market prices.
Real Estate Notes Payable: The carrying amounts of the purchase money mortgage note and 5.50% term bonds payable as of December 31, 2007 approximates the fair value since the purchase money mortgage note was repaid in January 2008 and the 5.50% term bonds relate to Sterling Hill community in which the homes related to this community are expected to be closed out in 2008. The fair values of the purchase money mortgage note and 5.50% term bonds payable as of December 31, 2006 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.
NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data for 2007 and 2006 is as follows:

	2007 Quarter
	First	Second	Third	Fourth
Net revenues	$92,445	$81,255	$57,455	$60,261
Expenses	(75,310)	(73,598)	(50,846)	(56,922)
Equity in earnings (losses) from unconsolidated joint ventures	43	(2)	(55)	(46)

Income from continuing operations before income taxes	17,178	7,655	6,554	3,293
Income tax expense	(6,070)	(2,384)	(3,470)	(1,373)

Net income	$11,108	$5,271	$3,084	$1,920

Earnings per share:
Basic	$1.35	$0.64	$0.37	$0.23

Diluted	$1.08	$0.55	$0.35	$0.22

NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED) — continued

	2006 Quarter
	First	Second	Third	Fourth
Net revenues	$155,214	$170,689	$158,312	$350,864
Expenses	(121,634)	(126,571)	(120,875)	(207,054)
Equity in earnings from unconsolidated joint venture	1,630	90	165	(2,078)

Income from continuing operations before income taxes	35,210	44,208	37,602	141,732
Income tax expense	(10,574)	(17,025)	(14,749)	(41,678)

Net income	$24,636	$27,183	$22,853	$100,054

Earnings per share:
Basic	$3.01	$3.32	$2.79	$12.21

Diluted	$2.39	$2.62	$2.21	$9.27

(1)	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(2)	During the fourth quarter of 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets.
NOTE S — DISCONTINUED OPERATIONS
     During the fourth quarter of 2005, we sold the stock of Rio Rico Utilities, Inc., our water and wastewater utilities operations in Rio Rico, Arizona, for a sales price of approximately $8,674. The pre-tax loss of approximately $2,472 on this sale and the operating results for 2005 has been reported as discontinued operations in the accompanying consolidated statements of income. Revenues from Rio Rico Utilities for 2005 were $2,710. These operations were previously reported as “Other Operations” in accordance with SFAS No. 131.
     During the fourth quarter of 2005, we closed on the sale of substantially all of the assets of our shopping center located in Poinciana for a sales price of approximately $6,000. The pre-tax gain of approximately $4,702 on this sale and the operating results for 2005 have been reported as discontinued operations in the accompanying consolidated statements of income. Discontinued operations included revenues from operations of $879 for the year ended December 31, 2005. These operations were previously reported as “Other Operations” in accordance with SFAS No. 131.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.
     See Item 8. “Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm”, as it relates to internal control over financial reporting, incorporated herein by reference.
Item 9B. Other Information
     None.

PART III
     Item 10. Directors and Executive Officers of the Registrant
A.	Identification of Directors

The information called for in this Item is incorporated by reference to Avatar’s 2008 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2008.

B.	Identification of Executive Officers

For information with respect to the executive officers of Avatar, see “Executive Officers of the Registrant” at the end of Part I of this report.

C.	Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to Avatar’s 2008 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2008.

D.	Code of Ethics

The information required by this Item is incorporated by reference to Avatar’s 2008 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2008.
     Item 11. Executive Compensation
     The information called for by this Item is incorporated by reference to Avatar’s 2008 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2008.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this Item is incorporated by reference to Avatar’s 2008 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2008.
     Item 13. Certain Relationships and Related Transactions
     The information called for by this Item is incorporated by reference to Avatar’s 2008 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2008.
     Item 14. Principal Accounting Fees and Services
     The information called for by this Item is incorporated by reference to Avatar’s 2008 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 29, 2008.

PART IV
     Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements and Schedules:
          See Item 8. “Financial Statements and Supplementary Data” of this report.
(a) (2) Financial Statements Schedules:
          Schedule II — Valuation and Qualifying Accounts
          Consolidated financial statements of Ocean Palms, LLC for the years ended December 31, 2007 (unaudited), 2006 and 2005.
Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.
     Exhibits:

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(c)	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)	*	Credit Agreement dated as of September 20, 2005 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) and Wachovia Capital Markets, LLC (as Lead Arranger) (filed as Exhibit 10.1 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(c)	*	Guaranty Agreement dated as of September 20, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.2 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(d)	*	Commitment and Acceptance dated as of October 21, 2005 by and among Avatar Holdings Inc., its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower),Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

4(e)	*	Restated Guaranty Agreement dated as of October 21, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(f)	*	First Amendment to Credit Agreement dated as of May 25, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor), Wachovia Capital Markets, LLC (as Lead Arranger), Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) (filed as Exhibit 4(f) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

4(g)	*	Second Amendment to Credit Agreement and Consent to Extension dated as of August 28, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent acting on behalf of the Lenders) (filed as Exhibit 4(g) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

4(h)	*	Consent and Waiver dated as of December 4, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Lender) and Franklin Bank (as Lender) (filed as Exhibit 4(h) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

4(i)	*	Third Amendment to Credit Agreement and Consent and Waiver, dated as of August 14, 2007, by and among Avatar Properties Inc. (as Borrower), Avatar Holdings Inc. (as Guarantor), Wachovia Bank, National Association (as Lender and as Administrative Agent acting on behalf of the Lenders), Guaranty Bank (as Lender), and Franklin Bank, SSB (as Lender) (filed as Exhibit 10.1 to Form 8-K dated August 20, 2007 (File No. 0-7616), and incorporated herein by reference).

10(a)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(d)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(e)	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(f)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(g)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(h)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(i)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(j)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10(m)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(n)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(o)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(p)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(s)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(u)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(y)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)	*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

10(aa)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ab)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ac)	*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ad)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(ae)	*1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

10(af)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ag)	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ah)	*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ai)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aj)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ak)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(al)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(am)	*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(an)	*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ao)	*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ap)	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aq)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(ar)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(as)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(at)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(au)	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(av)	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aw)	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ax)	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ay)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(az)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ba)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bb)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bc)	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bd)	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(be)	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bf)	*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bg)	*1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bh)	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bi)	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bj)	*1	Amended Form of Non-Employee Director Restricted Stock Unit Agreement, dated May 25, 2006 (260 RSU’s) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10(bk)	*1	Director Compensation (filed as Exhibit 10.2 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10(bl)	*1	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10(bm)	*1	Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bn)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bo)	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.3 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bp)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.4 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bq)	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(br)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bs)	*1	Letter Agreement dated December 21, 2006, amending Employment Agreement dated as of September 11, 2003, as amended August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.7 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bt)	*1	Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(bu)	*1	Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(bv)	*1	Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(bw)	*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(bx)	*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(by)	*1	Amended and Restated Employment Agreement, dated as of December 28, 2006, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(cc) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

10(bz)	*1	Stock Award Agreement, dated as of December 28, 2006, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(cd) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant for confidential treatment.

10(ca)	*1	Severance Arrangement with respect to Charles L. McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007 (File No. 0-7616), incorporated herein by reference).

10(cb)	*1	Director Compensation (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(cc)	*1	Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules – continued

10(cd)	*1	Restricted Stock Unit Agreement (2,500 units @ $79.89), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(ce)	*1	Restricted Stock Unit Agreement (2,500 units @ $83.89), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(cf)	*1	Restricted Stock Unit Agreement (2,500 units @ $88.08), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(cg)	*1	Amendment to the Amended and Restated Employment Agreement, dated June 29, 2007, between Avatar Holdings Inc. and Dennis J. Getman. (filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

10(ch)	*1	Amendment to the Restricted Stock Unit Agreement, dated as of July 26, 2007, between Avatar Holdings Inc. and Charles L. McNairy (filed as Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(ci)	*1	Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

21		Subsidiaries of Registrant (filed herewith).

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2		Consent of Independent Certified Public Accountants (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and		Deduction/		End of
	of Period	Expenses		(Addition)		Period
Year ended December 31, 2007:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$69	$(50	)(1)	$(9	)(2)	$28
Allowance for doubtful accounts	287	—		(25	)(2)	312

Total	$356	$(50)		$(34)		$340

Year ended December 31, 2006:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$125	$(96	)(1)	$(40	)(2)	$69
Allowance for doubtful accounts	343	—		56	(3)	287
Valuation allowance for deferred tax assets	14,053			14,053	(4)	—

Total	$14,521	$(96)		$14,069		$356

Year ended December 31, 2005:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$379	$(298	)(1)	$(44	)(2)	$125
Allowance for doubtful accounts	697	—		354	(3)	343
Valuation allowance for deferred tax assets	17,000	—		2,947		14,053

Total	$18,076	$(298)		$3,257		$14,521

(1)	(Credit) charge to operations as an (increase) decrease to revenues.

(2)	Charge to operations as an increase to real estate expenses.

(3)	Uncollectible accounts written off.

(4)	As of December 31, 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets.

Unaudited Consolidated Financial Statements of Ocean Palms, LLC for the Year Ended December 31, 2007 and Audited Consolidated Financial Statements of Ocean Palms, LLC for the Years Ended December 31, 2006 and 2005.
Report of Independent Certified Public Accountants
The Members
Ocean Palms, LLC
We have audited the accompanying consolidated balance sheet of Ocean Palms, LLC and subsidiary (the LLC) as of December 31, 2006, and the related consolidated statements of income, changes in members’ (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Ocean Palms, LLC at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

West Palm Beach, Florida
February 16, 2007

Ocean Palms, LLC
Consolidated Balance Sheets

	December 31
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$55,946	$227,245
Sales center	389,942	168,307
Other assets	9,883	13,883

Total assets	$455,771	$409,435

Liabilities and members’ capital (deficit)
Accounts payable	$235,384	$87,964
Estimated condominium development expenditures to be incurred	—	526,827

Total liabilities	235,384	614,791

Commitments and contingencies

Members’ capital (deficit)	220,387	(205,356)

Total liabilities and members’ capital (deficit)	$455,771	$409,435

See accompanying notes.

Ocean Palms, LLC
Consolidated Statements of Income

	For the Year Ended December 31
	2007	2006	2005
	(Unaudited)
Revenues:
Sales of condominiums	$153,500	$6,255,456	$106,275,933
Resale commission revenues, net	108,900	563,297	2,457,493
Interest and other income	—	431,850	631,401

Total revenues	262,400	7,250,603	109,364,827

Operating expenses:
Cost of condominium sales	—	4,538,741	70,431,071
Advertising and promotion	111,436	42,073	162,515
General and administrative	81,721	69,613	136,723

Total operating expenses	193,157	4,650,427	70,730,309

Net income	$69,243	$2,600,176	$38,634,518

See accompanying notes.

Ocean Palms, LLC
Consolidated Statements of Changes in Members’ (Deficit) Capital

	Avatar Ocean	Plaza Luxury
	Palms, Inc.	Group, Inc.	Total

Members’ capital at December 31, 2004	$33,936,440	$16,593,574	$50,530,014
Net income	17,954,783	20,679,735	38,634,518
Distributions	(4,528,561)	(354,913)	(4,883,474)

Members’ capital at December 31, 2005	47,362,662	36,918,396	84,281,058
Net income	1,573,052	1,027,124	2,600,176
Distributions	(49,038,392)	(38,048,198)	(87,086,590)

Members’ deficit at December 31, 2006	(102,678)	(102,678)	(205,356)
Net income (unaudited)	34,621	34,622	69,243
Contributions (unaudited)	178,250	178,250	356,500

Members’ capital at December 31, 2007 (Unaudited)	$110,193	$110,194	$220,387

See accompanying notes.

Ocean Palms, LLC
Consolidated Statements of Cash Flows

	For the Year Ended December 31
	2007	2006	2005
	(Unaudited)
Operating activities
Net income	$69,243	$2,600,176	$38,634,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Restricted cash	—	28,885,165	(9,408,543)
Condominium development in process	(748,462)	(7,308,953)	23,331,580
Customer receivables	—	146,114,255	(85,278,140)
Due from related party	—	455,000	(455,000)
Other assets	4,000	446,297	776,622
Accounts payable	147,420	(3,962,479)	(1,841,654)
Construction retainage payable	—	(3,792,825)	1,324,492
Other liabilities	—	(750,000)	—
Customer deposits	—	—	—

Net cash provided by (used in) operating activities	(527,799)	162,686,636	(32,916,125)

Financing activities
Proceeds from construction loan	—	5,115,357	38,664,377
Payments of construction loan	—	(78,860,671)	—
Payments of notes payable	—	(2,700,000)	—
Contributions from (distributions to) members	356,500	(87,086,590)	(4,883,474)

Net cash (used in) provided by financing activities	356,500	(163,531,904)	33,780,903

Net (decrease) increase in cash and cash equivalents	(171,299)	(845,268)	864,778

Cash and cash equivalents at beginning of year	227,245	1,072,513	207,735

Cash and cash equivalents at end of year	$55,946	$227,245	$1,072,513

See accompanying notes.

Ocean Palms, LLC
Notes to Consolidated Financial Statements
December 31, 2007
(2007 amounts are unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization and Operations
On December 23, 2002, the Ocean Palms, LLC and subsidiary (the LLC) were formed by and between Avatar Ocean Palms, Inc. (Avatar), a wholly-owned subsidiary of Avatar Properties Inc., which is a wholly-owned subsidiary of Avatar Holdings Inc., and Plaza Luxury Group, Inc (PLG). The purpose of the LLC is for the development, construction and sale of units within Ocean Palms, a 38-story, 240-unit high-rise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. Development and construction of Ocean Palms was completed during 2006. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. During 2007, the LLC operations primarily consisted of the sale of parking spaces, realty operations and activities related to winding down the LLC, which are anticipated to be completed by December 31, 2008.
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
(2007 amounts are unaudited)
1. Organization and Summary of Significant Accounting Policies (continued)
Method of Accounting and Basis of Presentation
The consolidated balance sheets as of December 31, 2007 (unaudited) and 2006, and the related consolidated statements of income, changes in members’ capital (deficit) and cash flows for the years ended December 31, 2007 (unaudited), 2006 and 2005 include the accounts of the LLC and its subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany accounts and transactions have been eliminated in consolidation.
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

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
(2007 amounts are unaudited)
1. Organization and Summary of Significant Accounting Policies (continued)
Condominium Development in Process and Sales Center
Condominium development in process is stated at cost. Cost includes expenditures for land, construction, development, certain administrative direct and indirect costs, and capitalized interest related to debt used to finance development and construction during the project development period. Under the percentage of completion method of recognizing revenues and profits, condominium development in process is expensed based on relative sales value of units sold and the percentage of the condominium building completed based upon the percentage of total costs incurred in relation to estimated total costs. Condominium development in process was $0 as of December 31, 2007 (unaudited) and 2006. The Sales Center cost represents the allocable cost of the condominium development related to the sales center operations.
Impairment of Long-Lived Assets
Based on Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the LLC is required to review the carrying value of each of its long-lived assets and write down the value of those long-lived assets for which it believes the values are not recoverable. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The LLC periodically reviews the carrying value of its long-lived assets and, if such reviews indicate an inability to recover the net book value, adjusts the assets accordingly. No indicators of impairment existed at December 31, 2007 (unaudited) and 2006.
Customer Escrow Deposits
Deposits from purchasers of condominium units are deposited in an escrow account through an independent escrow agent. All customer deposits held in escrow were released upon the closing of the condominium units during 2006.
Advertising Costs
The LLC expenses advertising costs as incurred. Advertising costs consist primarily of newspaper, magazine, television, radio, direct mail, billboard, brochures and other media advertising programs. Advertising expense was $111,436 (unaudited), $42,073 and $162,515 for the years ended December 31, 2007, 2006 and 2005, respectively.
Income Taxes
No provision has been made for federal and state income taxes in the accompanying consolidated financial statements since each member includes its proportionate share of income or loss on its respective income tax returns.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
(2007 amounts are unaudited)
1. Organization and Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments
SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires companies to disclose the estimated fair value of their financial instrument assets and liabilities. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular instrument. The carrying values of cash and cash equivalents and restricted cash approximate their fair values due to their short-term nature. The carrying value of the construction loan payable and notes payable approximates their fair values as substantially all of these instruments had debt with a fluctuating interest rate based upon a current market index. The interest rate swap and interest rate cap were recorded at fair value.
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
Recently Issued Accounting Pronouncements
On November 29, 2006, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 06-8, Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums. The EITF states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The adoption of EITF 06-8 will not impact the financial position or results of operations of the LLC.
2. Condominium Development in Process
As of December 31, 2007, all condominium development expenditures from the initial development have been incurred and paid. Repairs and corrections incurred during 2008 will be expensed as incurred. Total costs incurred through December 31, 2006 for the Ocean Palms condominium project was $140,924,286 (representing approximately 99.7% of the total estimated costs) in which $141,282,806 was expensed through cost of sales inception through 2006. The amount expensed through cost of sales includes $526,827 of estimated condominium development expenditures to be incurred. Total costs incurred through December 31, 2005 for the Ocean Palms condominium project was $129,326,593 (representing approximately 94.6% of the total estimated costs) in which $136,744,065 was expensed through cost of sales inception through 2005. The amount expensed through cost of sales includes $7,585,779 of estimated condominium development expenditures to be incurred.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
(2007 amounts are unaudited)
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
Also included in notes payable was a purchase money mortgage of $250,000 for payment associated with the property west of the Ocean Palms building which currently is used for the sales center operations for Ocean Palms. The purchase price of this property was $550,000 of which $300,000 was paid in cash on March 18, 2003 with the balance of $250,000 financed by a three-year purchase money mortgage. During 2006, the LLC sold this property back to the original land seller for $250,000 and settlement of this obligation. This transaction was treated as a reduction of the cost of the condominium project.
Interest of $0 (unaudited), $1,517,717 and $4,197,729 was incurred and capitalized for the years ended December 31, 2007, 2006 and 2005, respectively. Capitalized interest of $0 (unaudited), $1,625,025 and $4,237,721 was expensed through Cost of Condominium Sales in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, respectively.
4. Cash Distributions to (Contributions from) Members
During 2007, cash contributions of $178,250 each were made by Avatar and PLG. During 2006, cash distributions of $49,038,392 and $38,048,198 were made to Avatar and PLG, respectively, from proceeds generated primarily from the closing of the condominium units. During 2005, cash distributions of $4,528,561 and $354,913 were made to Avatar and PLG, respectively, from proceeds generated primarily from earnings from the realty operations of the LLC.

Ocean Palms, LLC
Notes to Consolidated Financial Statements (continued)
(2007 amounts are unaudited)
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
During 2005, the LLC made two interest free loans to an employee of PLG totaling $455,000. The loans were advances on the gross profit from the sale of two Ocean Palms condominium units and were secured by assignments of the contracts. These loans were repaid from the net proceeds generated from the closing of these units during 2006.
6. Commitments and Contingencies
The LLC leased trailers for its sales operations under operating leases that expired on December 30, 2005; the LLC exercised the purchase option for these trailers on January 5, 2006 for $16,960. Rent expense for these leases for the years ended December 31, 2007, 2006 and 2005 was $0 (unaudited), $0 and $28,303, respectively. There is no minimum rental commitment under operating leases as of December 31, 2007 and 2006. The rent expense associated with these leases was capitalized into condominium development in process.
From time to time legal matters may arise out of the ordinary course of the LLC business operations.The LLC does not believe that any other matters or proceedings will have a material adverse effect on its consolidated financial position.
The LLC is currently defending a lawsuit filed by Ocean Palms Association, Inc. (the building’s condominium association) alleging various construction defects and breach of an operating assessment guarantee. At the current time the lawsuit is stayed pending efforts by the general contractor and developer to address the issues set forth in the complaint through a combination of construction remedial work and settlement of the monetary claims. In addition, the neighboring building to the south of Ocean Palms has made a claim for breach of a developer’s agreement. We do not believe these lawsuits to be material. Depending upon the outcome of settlement or adjudication of these lawsuits, revenues to be generated through the LLC’s remaining operations and sales of remaining assets may be sufficient to pay these claims. If not, the partners of the LLC would be required to fund the deficit.
An additional contingent liability exists related to a suit filed against an officer of Ocean Palms LLC alleging failure to pay a brokerage commission of approximately $750,000 on the purchase of the property on which Ocean Palms LLC was built. It is believed that the case is without merit and will ultimately be dismissed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.

Dated: March 17, 2008	By:	/s/ Randy L. Kotler

Randy L. Kotler, Executive
Vice President, Treasurer and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 17, 2008	By:	/s/ Gerald D. Kelfer

Gerald D. Kelfer, Director, President,
Vice Chairman of the Board of
Directors, Chief Executive Officer
(Principal Executive Officer)

Dated: March 17, 2008	By:	/s/ Randy L. Kotler

Randy L. Kotler, Executive
Vice President, Treasurer and Chief
Financial Officer
(Principal Financial Officer)

Dated: March 17, 2008	By:	/s/ Michael P. Rama

Michael P. Rama, Controller and Chief
Accounting Officer
(Principal Accounting Officer)

Dated: March 17, 2008	By:	/s/ Joshua Nash

Joshua Nash, Director and Chairman of the Board

Dated: March 17, 2008	By:	/s/ Paul D. Barnett

Paul D. Barnett, Director

Dated: March 17, 2008	By:	/s/ Eduardo A. Brea

Eduardo A. Brea, Director

Dated: March 17, 2008	By:	/s/ Milton Dresner

Milton Dresner, Director

Dated: March 17, 2008	By:	/s/ Roger W. Einiger

Roger W. Einiger, Director

Dated: March 17, 2008	By:	/s/ Kenneth T. Rosen

Kenneth T. Rosen, Director

Dated: March 17, 2008	By:	/s/ Joel M. Simon

Joel M. Simon, Director

Dated: March 17, 2008	By:	/s/ Fred Stanton Smith

Fred Stanton Smith, Director

Dated: March 17, 2008	By:	/s/ Beth A. Stewart

Beth A. Stewart, Director

Exhibit Index

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

3(a)	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3(b)	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3(c)	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4(a)	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4(b)	*	Credit Agreement dated as of September 20, 2005 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) and Wachovia Capital Markets, LLC (as Lead Arranger) (filed as Exhibit 10.1 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(c)	*	Guaranty Agreement dated as of September 20, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.2 to Form 8-K dated September 23, 2005 (File No. 0-7616), and incorporated herein by reference).

4(d)	*	Commitment and Acceptance dated as of October 21, 2005 by and among Avatar Holdings Inc., its wholly-owned subsidiary, Avatar Properties Inc. (as Borrower),Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(e)	*	Restated Guaranty Agreement dated as of October 21, 2005 made by Avatar Holdings Inc. in favor of the lending institutions identified therein (the Lenders) and Wachovia Bank, National Association (the Agent) (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

4(f)	*	First Amendment to Credit Agreement dated as of May 25, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor), Wachovia Capital Markets, LLC (as Lead Arranger), Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Syndication Agent and Lender), Franklin Bank (as Lender) (filed as Exhibit 4(f) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

Exhibit Index — continued

4(g)	*	Second Amendment to Credit Agreement and Consent to Extension dated as of August 28, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent acting on behalf of the Lenders) (filed as Exhibit 4(g) to Form 10-K for the year ended December 31, 2006
(File No. 0-7616), incorporated herein by reference).

4(h)	*	Consent and Waiver dated as of December 4, 2006 by and among Avatar Properties Inc. (as Borrower), joined by Avatar Holdings Inc. (as Guarantor) and Wachovia Bank, National Association (as Administrative Agent and Lender), Guaranty Bank (as Lender) and Franklin Bank (as Lender) (filed as Exhibit 4(h) to Form 10-K for the year ended December 31, 2006
(File No. 0-7616), incorporated herein by reference).

4(i)	*	Third Amendment to Credit Agreement and Consent and Waiver, dated as of August 14, 2007, by and among Avatar Properties Inc. (as Borrower), Avatar Holdings Inc. (as Guarantor), Wachovia Bank, National Association (as Lender and as Administrative Agent acting on behalf of the Lenders), Guaranty Bank (as Lender), and Franklin Bank, SSB (as Lender) (filed as Exhibit 10.1 to Form 8-K dated August 20, 2007 (File No. 0-7616), and incorporated herein by reference).

10(a)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(b)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(c)	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10(d)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(e)	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10(f)	*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10(g)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(h)	*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10(i)	*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(j)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(k)	*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as
Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10(l)	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10(m)	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(n)	*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(o)	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(p)	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(q)	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(r)	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(s)	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(t)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index – continued

10(u)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(v)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(w)	*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(x)	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(y)	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10(z)	*1	Employment Agreement, dated as of September 11, 2003, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

10(aa)	*1	Restricted Stock Unit Agreement, dated as of September 11, 2003 between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2003 (File No. 0-7616), and incorporated herein by reference).

10(ab)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ac)	*1	Side Letter, dated as of July 22, 2004, between Avatar Holdings Inc. and Charles McNairy (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ad)	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10(ae)	*1	First Amendment to Employment Agreement, dated as of August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

10(af)	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index – continued

10(ag)	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ah)	*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ai)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aj)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ak)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(al)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(am)	*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(an)	*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ao)	*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ap)	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aq)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ar)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(as)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index – continued

10(at)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(au)	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(av)	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(aw)	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ax)	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ay)	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(az)	*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(ba)	*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bb)	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bc)	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bd)	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(be)	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bf)	*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bg)	*1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index – continued

10(bh)	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bi)	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10(bj)	*1	Amended Form of Non-Employee Director Restricted Stock Unit Agreement, dated May 25, 2006 (260 RSU’s) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10(bk)	*1	Director Compensation (filed as Exhibit 10.2 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10(bl)	*1	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10(bm)	*1	Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bn)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bo)	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.3 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bp)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.4 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bq)	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(br)	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10(bs)	*1	Letter Agreement dated December 21, 2006, amending Employment Agreement dated as of September 11, 2003, as amended August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.7 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

Exhibit Index — continued

10(bt)	*1	Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(bu)	*1	Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(bv)	*1	Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(bw)	*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(bx)	*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10(by)	*1	Amended and Restated Employment Agreement, dated as of December 28, 2006, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(cc) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

10(bz)	*1	Stock Award Agreement, dated as of December 28, 2006, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10(cd) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant for confidential treatment.

10(ca)	*1	Severance Arrangement with respect to Charles L. McNairy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2007 (File No. 0-7616), incorporated herein by reference).

10(cb)	*1	Director Compensation (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(cc)	*1	Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(cd)	*1	Restricted Stock Unit Agreement (2,500 units @ $79.89), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(ce)	*1	Restricted Stock Unit Agreement (2,500 units @ $83.89), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(cf)	*1	Restricted Stock Unit Agreement (2,500 units @ $88.08), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

Exhibit Index – continued

10(cg)	*1	Amendment to the Amended and Restated Employment Agreement, dated June 29, 2007, between Avatar Holdings Inc. and Dennis J. Getman. (filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference). Portions of this exhibit have been omitted pursuant to a grant of confidential treatment.

10(ch)	*1	Amendment to the Restricted Stock Unit Agreement, dated as of July 26, 2007, between Avatar Holdings Inc. and Charles L. McNairy (filed as Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10(ci)	*1	Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

21		Subsidiaries of Registrant (filed herewith).

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

23.2		Consent of Independent Certified Public Accountants (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).