Form 10-Q
period 2008-03-31
AVATAR HOLDINGS INC
filed 2008-05-08
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company”. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
8,538,772 shares of Avatar’s common stock ($1.00 par value) were outstanding as of April 30, 2008.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$158,887	$192,258
Restricted cash	3,681	3,161
Receivables, net	10,069	7,269
Land and other inventories	392,694	389,457
Property and equipment, net	56,376	56,502
Parkway under development	43,003	31,793
Investment in unconsolidated joint ventures	8,034	8,002
Prepaid expenses and other assets	17,334	18,099

Total Assets	$690,078	$706,541

Liabilities and Stockholders’ Equity

Liabilities

Accounts payable	$2,019	$3,882
Accrued and other liabilities	11,933	12,041
Customer deposits and deferred revenues	5,992	4,916
Deferred income taxes	6,395	6,546
Estimated development liability for sold land	20,683	20,687
Notes, mortgage notes and other debt:
Corporate	114,800	114,800
Real estate	201	15,966

Total Liabilities	162,023	178,838

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 11,090,004 shares at March 31, 2008 11,076,644 shares at December 31, 2007	11,090	11,077
Additional paid-in capital	228,486	227,591
Retained earnings	364,468	365,024

	604,044	603,692
Treasury stock: at cost, 2,551,232 shares at March 31, 2008 at cost, 2,551,232 shares at December 31, 2007	(75,989)	(75,989)

Total Stockholders’ Equity	528,055	527,703

Total Liabilities and Stockholders’ Equity	$690,078	$706,541

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Dollars in thousands except per-share amounts)

	Three Months
	2008	2007
Revenues
Real estate revenues	$29,395	$90,093
Interest income	1,014	2,216
Other	123	136

Total revenues	30,532	92,445

Expenses
Real estate expenses	25,870	69,251
General and administrative expenses	5,137	6,059
Interest expense	357	—

Total expenses	31,364	75,310
Equity in earnings (loss) from unconsolidated joint ventures	(49)	43

Income (loss) before income taxes	(881)	17,178
Income tax benefit (expense)	325	(6,070)

Net income (loss)	($556)	$11,108

Basic Earnings (Loss) Per Share	($0.07)	$1.35

Diluted Earnings (Loss) Per Share	($0.07)	$1.08

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2008 and 2007
(Dollars in Thousands)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	($556)	$11,108
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	992	896
Amortization of stock-based compensation	690	1,249
Impairment of land and other inventories	—	2,000
Distributions (return) of earnings from an unconsolidated joint venture	(67)	—
Equity in earnings from unconsolidated joint ventures	49	(43)
Deferred income taxes	(131)	413
Excess income tax benefit from exercise of stock options and restricted stock units	(20)	(1,357)
Changes in operating assets and liabilities:
Restricted cash	(520)	175
Receivables, net	(2,800)	7,897
Land and other inventories	(3,639)	(3,091)
Prepaid expenses and other assets	765	571
Accounts payable and accrued and other liabilities	(1,622)	(24,618)
Customer deposits and deferred revenues	1,076	(4,383)

NET CASH USED IN OPERATING ACTIVITIES	(5,783)	(9,183)

INVESTING ACTIVITIES
Investment in property and equipment	(817)	(867)
Investment in Parkway under development	(11,210)	(4,539)
Investment in unconsolidated joint ventures	(14)	(36)

NET CASH USED IN INVESTING ACTIVITIES	(12,041)	(5,442)

FINANCING ACTIVITIES
Principal payments of real estate borrowings	(15,765)	(261)
Proceeds from exercise of stock options	250	888
Excess income tax benefit from exercise of stock options and restricted stock units	20	1,357
Payment of withholding taxes related to restricted stock units withheld	(52)	(374)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,547)	1,610

DECREASE IN CASH AND CASH EQUIVALENTS	(33,371)	(13,015)
Cash and cash equivalents at beginning of period	192,258	203,760

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,887	$190,745

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2008
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
     The consolidated balance sheets as of March 31, 2008 and December 31, 2007, and the related consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The consolidated balance sheet as of December 31, 2007 was derived from audited consolidated financial statements included in our 2007 Annual Report on Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2007 audited consolidated financial statements included in our 2007 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.
Reclassifications
     Certain 2007 financial statement items have been reclassified to conform to the 2008 presentation. We reclassified expenditures of $4,539 included in the caption “Investment in property and equipment” to “Investment in Parkway under development” on the accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 2007. These reclassifications had no impact on reported net income.
Land and Other Inventories
     Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value (as further discussed below). Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction is substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon U.S. generally accepted accounting principles.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we carry Land and Other Inventories at the lower of the carrying amount or fair value. Each reporting period, we review our Land and Other Inventories for indicators of impairment. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flow for the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. For assets held for sale (such as completed speculative inventory), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Assumptions and estimates used in the determination of the estimated future cash flows are based on our expectations of future operations and economic conditions and certain factors described below, with respect to each category of assets, and that may be known to us at the time such estimates are made. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.
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
     During the first quarter of 2007, we recognized impairment losses of approximately $2,000 primarily related to speculative inventory of a community which is nearing completion. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the three months ended March 31, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. Due to the continued deterioration of market conditions in Florida and Arizona during the first quarter of 2008, we further evaluated the carrying value of our long-lived assets. Based on this evaluation, no impairment losses have been recognized for the three months ended March 31, 2008.
     Land held for future development or sale: For land held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales values, and anticipated costs to be expended including land and land development costs and overhead costs. Our

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
assumptions are based, in part, on general economic and local market conditions, the current state of the home-building industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. Factors that we consider in determining the appropriateness of moving forward with land development and costs for future development or to write-off the related amounts capitalized include our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. As of March 31, 2008, no impairments existed for land held for future development or sale.
     Land and other inventories consist of the following:

	March 31,
	2008	December 31,
	(Unaudited)	2007
Land developed and in process of development	$227,804	$229,526
Land held for future development or sale	95,547	95,554
Homes completed or under construction	68,654	63,755
Other	689	622

	$392,694	$389,457

     During the three months ended March 31, 2008, we realized pre-tax profits of $7,070 on revenues of $7,428 from commercial and industrial and other land sales. For the three months ended March 31, 2008, pre-tax profits from commercial and industrial land were $1,182 on aggregate revenues of $1,428. On March 31, 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third party that generated revenues to Avatar of approximately $600 per annum. Since this is substantially a sale of real estate, this sale is classified for financial statement purposes as a sale of other land resulting in pre-tax profits of $5,888 on aggregate revenues of $6,000.
     During the three months ended March 31, 2007, we realized pre-tax profits of $4,758 on revenues of $5,560 from commercial and industrial land sales.
     See “Financial Information Relating to Reportable Segments” below.
Property and Equipment and Parkway Under Development
     Property and Equipment are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost. Repairs and maintenance are expensed as incurred.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Property and Equipment and Parkway Under Development — continued
     Each reporting period, we review our Property and Equipment and Parkway Under Development for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. For the Parkway, indicators of impairment are similar to indicators of impairment of our land held for development or future sale. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales pace based upon general economic conditions; expected sales prices; and anticipated costs to be expended including land and land development costs, construction costs, and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the homebuilding industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. As of March 31, 2008 and December 31, 2007, no impairments existed for Property and Equipment or the Parkway.
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
     Under the County Agreements, we were to complete the Parkway by October 31, 2008, subject to delays beyond our control. While we have acquired all of the rights-of-way and primary permits necessary to construct the Parkway, we have notified the Counties that the completion of construction will be delayed at least until August 30, 2010 primarily due to design changes required by such permits and further governmental approval of amendments to the County Agreements. It is our understanding that the delays that we have encountered are contemplated by the County Agreements and entitle us to the extension.
     In order to address environmental concerns of various governmental agencies and environmental organizations, we changed the plans for the Parkway to include 4,200 linear feet of trestles, which will result in increased construction costs. Our current estimate of the right-of-way acquisition, development and construction costs for the Parkway approximate $170,000 to $200,000. However, no assurance of the ultimate amount can be given at this stage. During the first quarter of 2008, we expended approximately $11,000 primarily related to right-of-way acquisitions and mitigation credits. As of March 31, 2008, approximately $43,000 has been expended.
Notes, Mortgage Notes and Other Debt
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private offering. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. During the fourth quarter of 2007, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible for the quarter beginning January 1, 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes.
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
     On March 27, 2008, we entered into an Amended and Restated Credit Agreement, by and among our wholly-owned subsidiary, Avatar Properties Inc., as borrower, Wachovia Bank, National Association (as a lender and as administrative agent on behalf of the lenders), and certain financial institutions as lenders (the “Amended Unsecured Credit Facility”). This agreement amends and restates the Credit Agreement, dated as of September 20, 2005, as amended.
     The principal amendments to the Amended Unsecured Credit Facility included:
•	a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000, subject to certain conditions and lender approval);

•	an approval for us to obtain financing for the Parkway of up to $140,000, subject to certain conditions;

•	modifications to certain covenants including: (i) reducing the minimum adjusted EBITDA/Debt Service ratio (as defined) from 2.75 to 2.0, and providing for an alternative requirement of maintaining a maximum leverage ratio and minimum liquidity level if the minimum adjusted EBITDA/Debt Service ratio cannot be maintained; (ii) reducing the Leverage Ratio (as defined) from 2.0 to 1.75, and allowing us to net unrestricted cash in excess of $35,000 against outstanding debt in determining total liabilities; and (iii) amending our covenant regarding speculative homes and models whereby if we maintain a Leverage Ratio (as defined) below 1.0, we have no financial covenant as to the number of speculative homes and models we can maintain; however, if our Leverage Ratio exceeds 1.0, the number of

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
•	speculative homes and models cannot exceed 35% of unit closings for the trailing twelve month period; and

•	an increased pricing of the facility as follows: (i) the LIBOR Margin is increased from a range of 1.75% to 2.25% to a range of 2.0% to 2.75%, and depending on our EBITDA/Debt Service ratio, our rate on outstanding borrowings could be increased up to an additional 50 basis points; (ii) our fee for outstanding letters of credit increased from 1% to 50 basis points below our LIBOR Margin; and (iii) our unused fee changed from 25 basis points to a range of 25 basis points to 50 basis points, depending on our usage.
     In accordance with EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the reduction in the amount of the borrowing capacity from $125,000 to $100,000 required us to write-off approximately $85 of deferred finance costs during the three months ended March 31, 2008. In connection with the Amended Unsecured Credit Facility, we incurred and capitalized fees of approximately $650 related to this amendment. This fee along with unamortized deferred finance costs will be amortized through the maturity date of September 20, 2010.
     The Amended Unsecured Credit Facility includes a $7,500 swing line commitment and a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remains unchanged, as September 20, 2010. As of March 31, 2008, we had no borrowings outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $34,841 of which $33,296 were financial/maintenance letters of credit and $1,545 were performance letters of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. Therefore, as of March 31, 2008, we had $66,704 in availability, all of which we could have borrowed without violating any of our debt covenants. As of March 31, 2008, we are in compliance with the covenants of the Amended Unsecured Credit Facility. Our borrowing rate under the Amended Unsecured Credit Facility would have been 4.70% as of March 31, 2008.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders. (“Second Restated Guaranty Agreement”). This agreement amends and restates the Restated Guaranty Agreement, dated as of October 21, 2005.
     In conjunction with the acquisition of certain undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note, secured by a mortgage on the land and maturing November 2009. On January 4, 2008 the balance of this note was paid in full; there was no pre-payment penalty, as per the terms of the agreement.
     We made interest payments of $157 and $299 for the three months ended March 31, 2008 and 2007, respectively. Interest costs incurred for the three months ended March 31, 2008 and 2007 were $1,500 and $1,840, respectively. Interest costs capitalized for the three months ended March 31, 2008 and 2007 were $1,143 and $1,840, respectively.

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
     During the three months ended March 31, 2008 and 2007 changes in the warranty reserve consisted of the following (unaudited):

	Three Months
	2008	2007
Accrued warranty reserve, beginning of period	$1,134	$2,319
Estimated warranty expense	169	564
Amounts charged against warranty reserve	(546)	(1,077)

Accrued warranty reserve, end of period	$757	$1,806

Earnings (Loss) Per Share
     We present earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of dilutive earnings (loss) per share for the three months ended March 31, 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic earnings (loss) per share includes the issuance of 13,360 and 74,815 shares of our common stock for the three months ended March 31, 2008 and 2007, respectively, due to the exercise of stock options, restricted stock units and stock units.
     The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007 (unaudited):

	Three Months
	2008	2007
Numerator:
Basic earnings (loss) per share — net income (loss)	($556)	$11,108
Interest on 4.50% Notes, net of tax	—	816

Diluted earnings (loss) per share — net income (loss)	($556)	$11,924

Denominator:
Basic weighted average shares outstanding	8,540,195	8,209,509
Effect of dilutive restricted stock units	—	473,899
Effect of dilutive employee stock options	—	47,765
Effect of dilutive 4.50% Notes	—	2,279,815

Diluted weighted average shares outstanding	8,540,195	11,010,988

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Repurchase and Exchange of Common Stock
     During the three months ended March 31, 2008, we did not repurchase shares of our common stock and/or the 4.50% Notes. Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2008, the remaining authorization is $9,864.
Comprehensive Income
     Net income (loss) and comprehensive income (loss) are the same for the three months ended March 31, 2008 and 2007.
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
     As of March 31, 2008, an aggregate of 945,184 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 638,606 options and stock units granted. There were 306,578 shares available for grant at March 31, 2008.
     Compensation expense related to the stock option and restricted stock unit awards during the three months ended March 31, 2008 and 2007 was $622 and $878, respectively, of which $0 and $72, respectively, related to stock options and $622 and $806, respectively, related to restricted stock units. No restricted stock units awards or stock options were granted during the three months ended March 31, 2008. During the three months ended March 31, 2007, we granted 21,400 restricted stock units which had a weighted average grant date fair value of $80.84 per share. No stock options were granted during the three months ended March 31, 2007.
     As of March 31, 2008, there was $6,087 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.7 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. These agreements were amended and restated as of April 15, 2005 and further amended and restated as of December 26, 2006. As amended and restated, the stock award entitled the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. The amendment on December 26, 2006 provided for the issuance of the stock award on two separate dates as opposed to a single issuance date as previously provided. The first date of issuance of the stock award was based on Avatar’s financial results through September 30, 2007 and occurred on November 12, 2007. The second date of issuance of the stock award was based on Avatar’s financial results through December 31, 2007 and occurred on March 27, 2008. During the three months ended March 31, 2008, we recognized additional compensation expense to adjust the amount of the stock award to the estimated number of shares in conjunction with the second date of issuance of March 27, 2008 in accordance with SFAS No. 123(R). Compensation expense of $46 and $334 was recognized for the three months ended March 31, 2008 and 2007, respectively. The income tax benefit recognized in the consolidated statements of income for the three months ended March 31, 2008 and 2007 was $17 and $127, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes
     The exercise and issuance of stock units and stock options for the three months ended March 31, 2008 generated additional income tax benefits of $20 which is reflected as an increase to additional paid-in capital.
     We received approximately $2,000 during the three months ended March 31, 2008 due to the overpayment of 2007 income taxes. We made income tax payments of approximately $16,000 during the three months ended March 31, 2007.
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
     As of March 31, 2008, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria for being a variable interest entity. We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is recorded using the equity method of accounting. Our investment in this entity as of March 31, 2008 and December 31, 2007 is the amount invested of $7,901 and $7,887, respectively. The primary activity of this joint venture is to develop lots on land acquired by the joint venture. This entity has assets consisting primarily of land and land development costs totaling approximately $15,753 and $15,708 as of March 31, 2008 and December 31, 2007, respectively.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We are accounting for our investment in the Ocean Palms Joint Venture under the equity method of accounting. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. Our share of the net income (loss) from the Ocean Palms Joint Venture was ($49) and $43 for the three months ended March 31, 2008 and 2007, respectively. During 2008, the Ocean Palms Joint Venture operations will primarily consist of the sale of the remaining parking spaces, sale of the realty operations and activities related to winding down the Ocean Palms Joint Venture. We anticipate such sales are likely to generate sufficient cash to pay the liabilities of the Ocean Palms Joint Venture. Alternatively, the Ocean Palms Joint Venture partners may be required to fund a deficit.
     As of March 31, 2008, our unconsolidated joint ventures are financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these joint ventures or our joint venture partners.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods for those fiscal years, which was January 1, 2008 for Avatar. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, which is January 1, 2009 for us. The amounts included in Avatar’s consolidated balance sheet for cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued and other liabilities approximate their fair values because they are short-term. The partial adoption of SFAS No. 157 did not have, for the quarter ended March 31, 2008, and is not expected to have, for the remainder of fiscal year 2008, a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on our consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 became effective for the first fiscal year that began after November 15, 2007, which was January 1, 2008 for us. We have not elected to measure any eligible items at fair value. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position or results of operations.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66. Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. Generally, EITF 06-8 is not applicable to homebuilding operations. EITF 06-8 became effective for the first annual reporting period beginning after March 15, 2007, which was January 1, 2008 for us. The adoption of EITF 06-8 did not impact our consolidated financial position or results of operations.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements — continued
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” ( SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning December 1, 2008, which is January 1, 2009 for us. We are currently evaluating the potential impact of adopting SFAS No. 161 on our consolidated financial position and results of operations.
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Gross estimated unexpended costs	$26,730	$26,737
Less costs relating to unsold homesites	(6,047)	(6,050)

Estimated development liability for sold land	$20,683	$20,687

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $0 and $91 during the three months ended March 31, 2008 and 2007, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. Although the outcome of these matters cannot be determined, management believes that the resolution of these matters will not have a material effect on our business or financial statements.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2008, we had outstanding performance bonds of approximately $8,913. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2008 and 2007 (unaudited):

	Three Months
	2008	2007
Revenues:

Segment revenues
Primary residential	$9,805	$52,322
Active adult communities	11,625	31,310
Commercial and industrial and other land sales	7,428	5,560
Other operations	562	988

	29,420	90,180

Unallocated revenues
Interest income	1,014	2,216
Other	98	49

Total revenues	$30,532	$92,445

Operating income (loss):
Segment operating income (loss)
Primary residential	($2,108)	$11,164
Active adult communities	163	6,929
Commercial and industrial and other land sales	7,070	4,758
Other operations	85	187

	5,210	23,038

Unallocated income (expenses)
Equity in earnings (loss) from unconsolidated joint ventures	(49)	43
Interest income	1,014	2,216
General and administrative expenses	(5,137)	(6,059)
Interest expense	(357)	—
Other real estate expenses	(1,562)	(2,060)

Income (loss) before income taxes	($881)	$17,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
     In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to Avatar Holdings Inc.’s 2007 Annual Report on Form 10-K.
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: international, national and local market conditions and events such as the oversupply of existing homes caused by the number of investor and speculator resale homes for sale in our communities and in the geographic areas in which we develop and sell homes; tightening of the credit market and the reduced availability and more stringent financing requirements of residential mortgage financing in general and sub prime financing in particular; interest rates; mortgage rates; employment levels; income levels; consumer confidence; the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and in-migration into the areas in which we conduct real estate activities; the level of competition in geographic areas in which we do business; Avatar’s access to financing; geopolitical risks; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Active adult homes are intended for occupancy by at least one person 55 years or older.
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
     We generate the majority of our revenues from our homebuilding operations which are conducted in our active adult and primary residential communities. During 2008, our homebuilding results reflect the continued deterioration of conditions in the Florida and Arizona housing markets characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The number of investor-owned units for sale, the tightening of mortgage underwriting standards, the increase in foreclosures and pending foreclosures, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we have been able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience lower traffic, significant cancellations, higher incentives and lower margins as compared to prior years. Beginning in 2007 and continuing into 2008, due to the worsening credit market, we have experienced additional tightening of the availability of mortgage financing for buyers in our communities, a rise in foreclosures and pending foreclosures and substantially higher delinquencies on homeowner associations and club membership dues. Our profits on the sale of homes continue to decline as we offer lower prices and higher discounts to meet competitive pricing and declining demand. We believe that housing market conditions will continue to be challenging and may deteriorate further during 2008. We cannot predict the duration or ultimate severity of these challenging conditions.
     In order to adjust to changing market conditions, during 2006, we began designing new homes with lower square footage and smaller lots to enable us to sell lower priced houses. We introduced a new multi-family product at Solivita in the fourth quarter of 2006, a smaller product for our Poinciana scattered lot program in February 2007 and smaller lots and smaller houses in Bellalago in the fourth quarter of 2007. Additionally, we have taken measures to adjust our overhead, which includes the consolidation of field operations and a reduction of staff. As of March 31, 2008, we reduced our headcount by 45% to 321 full-time and part-time employees from 585 full-time and part-time employees as of December 31, 2005.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. Our strategy includes the monetization of commercial and industrial land from our holdings, and the possible sale of certain residential land to bring forward future cash flows from what would otherwise constitute long-term residential developments. We believe our balance sheet strategy will allow us to respond to opportunities that may arise in the future. While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our earnings for 2008.
     On March 27, 2008, we amended our unsecured credit agreement which resulted in a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000 subject to certain conditions and lender approval). Additionally, we obtained an approval for us to obtain financing for the Parkway of up to $140,000 and modified certain covenants. With approximately $159,000 in cash and cash equivalents as of March 31, 2008 and available credit capacity, we believe we are in position to take advantage of opportunities that may be presented during this challenging period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS
     The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2008 and 2007:

	Three Months
	2008	2007
Operating income (loss):
Primary residential
Revenues	$9,805	$52,322
Expenses	11,913	41,158

Segment operating income (loss)	(2,108)	11,164

Active adult communities
Revenues	11,625	31,310
Expenses	11,462	24,381

Segment operating income	163	6,929

Commercial and industrial and other land sales
Revenues	7,428	5,560
Expenses	358	802

Segment operating income	7,070	4,758

Other operations
Revenues	562	988
Expenses	477	801

Segment operating income	85	187

Operating income	5,210	23,038

Unallocated income (expenses):
Equity in earnings (loss) from unconsolidated joint ventures	(49)	43
Interest income	1,014	2,216
General and administrative expenses	(5,137)	(6,059)
Interest expense	(357)	—
Other real estate expenses	(1,562)	(2,060)

Income (loss) before income taxes	(881)	17,178
Income tax benefit (expense)	325	(6,070)

Net income (loss)	($556)	$11,108

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Data from closings for the single-family primary residential and active adult homebuilding segments for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Number of		Average Price
	Units	Revenues	Per Unit
For the three months ended March 31,

2008
Primary residential	36	$9,309	$259
Active adult communities	29	8,168	$282

Total	65	$17,477	$269

2007
Primary residential	154	$51,350	$333
Active adult communities	76	28,252	$372

Total	230	$79,602	$346

     Data from contracts signed for the single-family primary residential and active adult homebuilding segments for the three months ended March 31, 2008 and 2007 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
	Signed	Cancellations	Cancellations	Dollar Value	Unit
For the three months ended March 31,

2008
Primary residential	57	21	36	$9,136	$254
Active adult communities	36	19	17	3,137	$185

Total	93	40	53	$12,273	$232

2007
Primary residential	139	48	91	$22,161	$244
Active adult communities	66	15	51	15,930	$312

Total	205	63	142	$38,091	$268

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Backlog for the single-family primary residential and active adult homebuilding segments as of March 31, 2008 and 2007 is summarized as follows:

	Number of	Dollar	Average Price
	Units	Volume	Per Unit
As of March 31,

2008
Primary residential	72	$20,888	$290
Active adult communities	63	19,038	$302

Total	135	$39,926	$296

2007
Primary residential	269	$86,410	$321
Active adult communities	192	61,371	$320

Total	461	$147,781	$321

     The number of net housing contracts signed during the three months ended March 31, 2008 compared to the same period in 2007 declined by 62.7%, while the dollar value of housing contracts signed declined by 67.8%. The decline in housing contracts signed for the three months ended March 31, 2008 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, an increase in foreclosures and pending foreclosures and an increasing use of various sales incentives by residential builders in our markets, including Avatar. We continue to experience significant cancellations of home sales contracts. During the three months ended March 31, 2008, cancellations of previously signed contracts totaled 40 compared to 63 during the three months ended March 31, 2007. As a percentage of gross number of contracts signed, this represents 43% and 31%, respectively.
     During the third quarter of 2007, we implemented a sales program designed to generate sales activity by building speculative homes in certain of our communities. As of March 31, 2008, our inventory of unsold (speculative) homes, both completed and under construction, was 286 units compared to 241 units as of December 31, 2007. As of March 31, 2008, approximately 60% of unsold homes were completed compared to approximately 45% as of December 31, 2007.
     During the three months ended March 31, 2008 compared to the three months ended March 31, 2007, the number of homes closed decreased by 71.7%, and the related revenues decreased by 78.0%. We anticipate that we will close in excess of 80% of the homes in backlog as of March 31, 2008 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Net income (loss) for the three months ended March 31, 2008 and 2007 was ($556) or ($0.07) per diluted and basic share and $11,108 or $1.08 per diluted share ($1.35 per basic share), respectively. The decrease in net income for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to decreased profitability of primary residential operations; active adult operating results; and other operations. Also contributing to the decrease in net income was an increase in interest expense as well as a decrease in interest income. The decrease in net income was partially mitigated by increases in commercial and industrial and other land sales and decreases in general and administrative expenses and other real estate expenses.
     Revenues from primary residential operations decreased $42,517 or 81.3% for the three months ended March 31, 2008 compared to the same period in 2007. Expenses from primary residential operations decreased $29,245 or 71.1% for the three months ended March 31, 2008, compared to the same period in 2007. The decrease in revenues is primarily attributable to decreased closings at Poinciana, Bellalago, and Rio Rico partially mitigated by closings at Terralargo which commenced during the fourth quarter of 2007. The decrease in expenses is attributable to lower volume of closings as well as impairment losses of $2,000 recognized on the carrying value of inventory during the three months ended March 31, 2007.
     Revenues from active adult operations decreased $19,685 or 62.9% for the three months ended March 31, 2008 compared to the same period in 2007. Expenses from active adult operations decreased $12,919 or 53.0% for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in revenues is attributable to decreased closings. The decrease in expenses is attributable to lower volume of closings.
     Revenues from commercial and industrial and other land sales increased $1,868 for the three months ended March 31, 2008 compared to the same period in 2007. During the three months ended March 31, 2008, pre-tax profits from sales of commercial, industrial and other land were $7,070 on revenues of $7,428. For the three months ended March 31, 2008, pre-tax profits from commercial and industrial land were $1,182 on aggregate revenues of $1,428. On March 31, 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third-party that generated revenues to Avatar of approximately $600 per annum. Therefore, this sale is classified for financial statement purposes as a sale of other land. Pre-tax profits on the sale were $5,888 on aggregate revenues of $6,000. During the three months ended March 31, 2007, pre-tax profits from sales of commercial and industrial land were $4,758 on revenues of $5,560. Expenses from commercial and industrial and other land sales decreased $444 for the three months ended March 31, 2008 compared to the same period in 2007. Included in the caption Expenses are cost of land sold, commissions related to these sales and consulting and legal fees. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.
     Revenues from other operations decreased $426 or 43.1% for the three months ended March 31, 2008 compared to the same period in 2007. Expenses from other operations decreased $324 or 40.4% for the three months ended March 31, 2008 compared to the same period in 2007. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations due to reduced closings.
     Interest income decreased $1,202 or 54.2% for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was primarily attributable to lower balances of cash and cash equivalents during 2008 as compared to 2007 as well as the decrease in interest rates earned on these balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     General and administrative expenses decreased $922 or 15.2% for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was primarily due to decreases in compensation expense and share-based compensation expense.
     Interest expense increased $357 or 100% for the three months ended March 31, 2008 compared to the same period in 2007. The increase is primarily attributable to the decrease in the amount of interest expense capitalized due to decreases in development and construction activities in our various projects.
     Other real estate expenses, represented by real estate taxes and property maintenance not allocable to specific operations, decreased by $498 or 24.2% for the three months ended March 31, 2008 compared to the same period in 2007. The decrease is primarily attributable to the decrease in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the three months ended March 31, 2008 and 2007, we recognized charges of $0 and $91, respectively. These charges were based on third-party engineering evaluations.
     Income tax (benefit) expense was provided for at an effective tax rate of (36.9%) for the three months ended March 31, 2008 compared to 35.3% for the three months ended March 31, 2007. The variance in the effective tax rate for the three months ended March 31, 2007 as compared to the federal and state statutory rate of 38% is primarily due to tax-exempt interest earned on our available cash balances.
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
     As of March 31, 2008, the amount of cash and cash equivalents available totaled $158,887, substantially generated through homebuilding operations, sales of commercial and industrial properties, and sales of other properties, including the Ocala property in December 2006.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     For the three months ended March 31, 2008, net cash used in operating activities amounted to $5,783, primarily as a result of the increase in land and other inventories of $3,639 and the decrease in accounts payable and accrued liabilities of $1,622. Net cash used in investing activities amounted to $12,041 as a result of expenditures of $817 for investments in property and equipment primarily for amenities, and expenditures of $11,210 on the Parkway. Net cash used by financing activities of $15,547 resulted from the payment of $15,765 in real estate debt and $52 for withholding taxes related to earnings participation stock awards. Partially offsetting net cash used by financing activities is proceeds of $250 from the exercise of stock options and $20 as a result of excess income tax benefits from the exercise of stock options.
     For the three months ended March 31, 2007, net cash used in operating activities amounted to $9,183, primarily as a result of an increase in expenditures on land and other inventories of $3,091, a reduction in customer deposits of $4,383 and decreases in accounts payable and accrued liabilities of $24,618. Partially offsetting net cash used in investing activities is the decrease in receivables of $7,897 and net income of $11,108. Net cash used in investing activities amounted to $5,442 primarily as a result of expenditures of $867 for investments in property and equipment primarily for amenities, and expenditures of $4,539 on the Parkway. Net cash provided by financing activities of $1,610 resulted primarily from proceeds of $888 from the exercise of stock options and $1,357 as a result of excess income tax benefits from the exercise of stock options and restricted stock units. Partially offsetting net cash provided by financing activities is the repayment of $261 in real estate debt and payment of $374 for withholding taxes related to restricted stock units withheld.
     As of March 31, 2008, the amount of our borrowings totaled $115,001 compared to our borrowings of $130,766 as of December 31, 2007. At March 31, 2008, our borrowings of $115,001 included $114,800 of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) and $201 of 5.50% community development district term bond obligations due 2010. On January 4, 2008, we repaid in full the $15,730 6% purchase money mortgage due 2009; there was no pre-payment penalty, as per the terms of the agreement.
     On March 30, 2004, we issued $120,000 aggregate principal amount of the 4.50% Notes due 2024 in a private offering. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries.
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
Notes plus accrued and unpaid interest, as of the conversion date. During the fourth quarter of 2007, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible for the quarter beginning January 1, 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes.
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
     On March 27, 2008, we entered into an Amended and Restated Credit Agreement, by and among our wholly-owned subsidiary, Avatar Properties Inc., as borrower, Wachovia Bank, National Association (as a lender and as administrative agent on behalf of the lenders), and certain financial institutions as lenders (the “Amended Unsecured Credit Facility”). This agreement amends and restates the Credit Agreement, dated as of September 20, 2005, as amended.
     The principal amendments to the Amended Unsecured Credit Facility included:
•	a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000, subject to certain conditions and lender approval);

•	an approval for us to obtain financing for the Parkway of up to $140,000, subject to certain conditions;

•	modifications to certain covenants including: (i) reducing the minimum adjusted EBITDA/Debt Service ratio (as defined) from 2.75 to 2.0, and providing for an alternative requirement of maintaining a maximum leverage ratio and minimum liquidity level if the minimum adjusted EBITDA/Debt Service ratio cannot be maintained; (ii) reducing the Leverage Ratio (as defined) from 2.0 to 1.75, and allowing us to net unrestricted cash in excess of $35,000 against outstanding debt in determining total liabilities; and (iii) amending our covenant regarding speculative homes and models whereby if we maintain a Leverage Ratio (as defined) below 1.0, we have no financial covenant as to the number of speculative homes and models we can maintain; however, if our Leverage Ratio exceeds 1.0, the number of speculative homes and models cannot exceed 35% of unit closings for the trailing twelve month period; and

•	an increased pricing of the facility as follows: (i) the LIBOR Margin is increased from a range of 1.75% to 2.25% to a range of 2.0% to 2.75%, and depending on our EBITDA/Debt Service ratio, our rate on outstanding borrowings could be increased up to an additional 50 basis points; (ii) our fee for outstanding letters of credit increased from 1% to 50 basis points below our LIBOR Margin; and (iii) our unused fee changed from 25 basis points to a range of 25 basis points to 50 basis points, depending on our usage.
     In accordance with EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the reduction in the amount of the borrowing capacity from $125,000 to $100,000 required us to write-off approximately $85 of deferred finance costs during the three months ended March 31, 2008. In connection with the Amended Unsecured Credit Facility, we incurred and capitalized fees of approximately $650 related to this amendment. This fee along with unamortized deferred finance costs will be amortized through the maturity date of September 20, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     The Amended Unsecured Credit Facility includes a $7,500 swing line commitment and a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remains unchanged, as September 20, 2010. As of March 31, 2008, we had no borrowings outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $34,841 of which $33,296 were financial/maintenance letters of credit and $1,545 were performance letters of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. Therefore, as of March 31, 2008, we had $66,704 in availability, all of which we could have borrowed without violating any of our debt covenants. As of March 31, 2008, we are in compliance with the covenants of the Amended Unsecured Credit Facility. Our borrowing rate under the Amended Unsecured Credit Facility would have been 4.70% as of March 31, 2008.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders. (“Second Restated Guaranty Agreement”). This agreement amends and restates the Restated Guaranty Agreement, dated as of October 21, 2005.
     In conjunction with the acquisition of certain undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note, secured by a mortgage on the land and maturing November 2009. However, on January 4, 2008 the balance of this note was paid in full; there was no pre-payment penalty, as per the terms of the agreement.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2008, we had outstanding performance bonds of approximately $8,913. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     During the three months ended March 31, 2008, we did not repurchase shares of our common stock and/or the 4.50% Notes. Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of March 31, 2008, the remaining authorization is $9,864.
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
     Under the County Agreements, we were to complete the Parkway by October 31, 2008, subject to delays beyond our control. While we have acquired all of the rights-of-way and primary permits necessary to construct the Parkway, we have notified the Counties that the completion of construction will be delayed at least until August 30, 2010 primarily due to design changes required by such permits and further governmental approval of amendments to the County Agreements. It is our understanding that the delays that we have encountered are contemplated by the County Agreements and entitle us to the extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     In order to address environmental concerns of various governmental agencies and environmental organizations, we changed the plans for the Parkway to include 4,200 linear feet of trestles, which will result in increased construction costs. Our current estimate of the right-of-way acquisition, development and construction costs for the Parkway approximate $170,000 to $200,000. However, no assurance of the ultimate amount can be given at this stage. During the first quarter of 2008, we expended approximately $11,000 primarily related to right-of-way acquisitions and mitigation credits. As of March 31, 2008, approximately $43,000 has been expended. In addition to our current liquidity, we are exploring obtaining additional financing to fund the completion of the Parkway. There can be no assurances that we will be able to obtain such financing or, if available, at favorable terms.
     Assuming that no additional significant adverse changes in our business, or capital and credit markets, occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, positions us to be able to continue to acquire new development opportunities and expand operations at our existing communities, fund the right-of-way acquisition, development and construction of the Parkway, and commence appropriate development of new projects on properties currently owned and/or to be acquired.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2008 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods for those fiscal years, which was January 1, 2008 for Avatar. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, which is January 1, 2009 for us. The amounts included in Avatar’s consolidated balance sheet for cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued and other liabilities approximate their fair values because they are short-term. The partial adoption of SFAS No. 157 did not have, for the quarter ended March 31, 2008, and is not expected to have, for the remainder of fiscal year 2008, a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on our consolidated financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — continued
for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 became effective for the first fiscal year that began after November 15, 2007, which was January 1, 2008 for us. We have not elected to measure any eligible items at fair value. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position or results of operations.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66. Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. Generally, EITF 06-8 is not applicable to homebuilding operations. EITF 06-8 became effective for the first annual reporting period beginning after March 15, 2007, which was January 1, 2008 for us. The adoption of EITF 06-8 did not impact our consolidated financial position or results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” ( SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning December 1, 2008, which is January 1, 2009 for us. We are currently evaluating the potential impact of adopting SFAS No. 161 on our consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the three months ended March 31, 2008. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended March 31, 2008:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
January 1, 2008 to January 31, 2008	—	$—	—	$9,864
February 1, 2008 to February 29, 2008	—	$—	—	$9,864
March 1, 2008 to March 31, 2008	—	$—	—	$9,864

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. During the three months ended March 31, 2008, Avatar did not repurchase shares of its common stock and/or the 4.50% Notes. As of March 31, 2008, the remaining authorization for purchase of shares of Avatar’s common stock and/or 4.50% Notes was $9,864.

Item 6. Exhibits

10.1	Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.2	Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. (“Guarantor”) in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.3	Restricted Stock unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (File No. 0-7616)) (filed herewith).

10.4	Restricted Stock unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (File No. 0-7616)) (filed herewith).

10.5	Restricted Stock unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (File No. 0-7616)) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: May 8, 2008	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 8, 2008	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

10.1	Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.2	Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. (“Guarantor”) in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.3	Restricted Stock unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (File No. 0-7616)) (filed herewith).

10.4	Restricted Stock unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (File No. 0-7616)) (filed herewith).

10.5	Restricted Stock unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (File No. 0-7616)) (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).