Form 10-Q
period 2008-06-30
AVATAR HOLDINGS INC
filed 2008-08-11
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
8,550,392 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2008.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$156,037	$192,258
Restricted cash	1,527	3,161
Receivables, net	10,147	7,269
Land and other inventories	393,215	389,457
Property and equipment, net	55,808	56,502
Parkway under development	44,190	31,793
Investment in unconsolidated joint ventures	7,913	8,002
Prepaid expenses and other assets	16,225	18,099

Total Assets	$685,062	$706,541

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$3,103	$3,882
Accrued and other liabilities	12,587	12,041
Customer deposits and deferred revenues	5,525	4,916
Deferred income taxes	5,896	6,546
Estimated development liability for sold land	20,779	20,687
Notes, mortgage notes and other debt:
Corporate	114,800	114,800
Real estate	130	15,966

Total Liabilities	162,820	178,838

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 11,091,624 shares at June 30, 2008
11,076,644 shares at December 31, 2007	11,092	11,077
Additional paid-in capital	229,211	227,591
Retained earnings	357,928	365,024

	598,231	603,692

Treasury stock: at cost, 2,551,232 shares at June 30, 2008
at cost, 2,551,232 shares at December 31, 2007	(75,989)	(75,989)

Total Stockholders’ Equity	522,242	527,703

Total Liabilities and Stockholders’ Equity	$685,062	$706,541

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the six and three months ended June 30, 2008 and 2007
(Unaudited)
(Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2008	2007	2008	2007
Revenues
Real estate revenues	$53,646	$168,528	$24,251	$78,435
Interest income	1,650	4,237	636	2,021
Other	166	935	43	799

Total revenues	55,462	173,700	24,930	81,255

Expenses
Real estate expenses	54,546	135,722	28,676	66,471
General and administrative expenses	10,983	13,186	5,846	7,127
Interest expense	951	—	594	—

Total expenses	66,480	148,908	35,116	73,598

Equity in earnings (loss) from unconsolidated joint ventures	(462)	41	(413)	(2)

Income (loss) before income taxes	(11,480)	24,833	(10,599)	7,655
Income tax benefit (expense)	4,384	(8,454)	4,059	(2,384)

Net income (loss)	($7,096)	$16,379	($6,540)	$5,271

Basic Earnings (Loss) Per Share	($0.83)	$1.98	($0.77)	$0.64

Diluted Earnings (Loss) Per Share	($0.83)	$1.63	($0.77)	$0.55

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2008 and 2007
(Dollars in Thousands)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	($7,096)	$16,379
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	1,970	1,762
Amortization of stock-based compensation	1,447	2,431
Impairment of land and other inventories	—	2,000
Distributions (return) of earnings from an unconsolidated joint venture	(133)	(55)
Equity in earnings (loss) from unconsolidated joint ventures	462	(41)
Deferred income taxes	(660)	300
Excess income tax benefit from exercise of stock options and restricted stock units	10	(1,816)
Changes in operating assets and liabilities:
Restricted cash	1,634	(426)
Receivables, net	(2,878)	7,311
Land and other inventories	(3,965)	13,300
Prepaid expenses and other assets	1,874	(1,131)
Accounts payable and accrued and other liabilities	(486)	(30,697)
Customer deposits and deferred revenues	609	(7,343)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,212)	1,974

INVESTING ACTIVITIES
Investment in property and equipment	(938)	(3,167)
Investment in Parkway under development	(12,397)	(18,902)
Investment in unconsolidated joint ventures	(26)	(106)

NET CASH USED IN INVESTING ACTIVITIES	(13,361)	(22,175)

FINANCING ACTIVITIES
Principal payments of real estate borrowings	(15,836)	(374)
Proceeds from exercise of stock options	250	2,100
Excess income tax benefit from exercise of stock options and restricted stock units	(10)	1,816
Payment of withholding taxes related to restricted stock units withheld	(52)	(374)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,648)	3,168

DECREASE IN CASH AND CASH EQUIVALENTS	(36,221)	(17,033)
Cash and cash equivalents at beginning of period	192,258	203,760

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,037	$186,727

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Conversion of 4.50% Notes into Equity	$—	$200
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2008
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
     The consolidated balance sheets as of June 30, 2008 and December 31, 2007, and the related consolidated statements of operations for the six and three months ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
Reclassifications
     Certain 2007 financial statement items have been reclassified to conform to the 2008 presentation. We reclassified expenditures of $18,902 included in the caption “Investment in property and equipment” to “Investment in Parkway under development” on the accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2007. These reclassifications had no impact on reported net income.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we carry Land and Other Inventories at the lower of the carrying amount or fair value. Each reporting period, we review our Land and Other Inventories for indicators of impairment. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows for the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. For assets held for sale (such as completed speculative inventory), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Assumptions and estimates used in the determination of the estimated future cash flows are based on our expectations of future operations and economic conditions and certain factors described below, with respect to each category of assets, and that may be known to us at the time such estimates are made. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.
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
     During the first quarter of 2007, we recognized impairment losses of approximately $2,000 primarily related to speculative inventory of a community which is essentially complete. This impairment loss is included under the caption Real Estate Expenses in the consolidated statement of income for the six months ended June 30, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. Due to the continued deterioration of market conditions in Florida and Arizona during the six months ended June 30, 2008, we further evaluated the carrying value of our long-lived assets. Based on this evaluation, no impairment losses have been recognized for the six and three months ended June 30, 2008.
     Land held for future development or sale: For land held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
sales values, and anticipated costs to be expended including land and land development costs and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the home-building industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. As of June 30, 2008, no impairments existed for land held for future development or sale.
     Land and other inventories consist of the following:

	June 30,
	2008	December 31,
	(Unaudited)	2007
Land developed and in process of development	$232,640	$229,526
Land held for future development or sale	95,546	95,554
Homes completed or under construction	64,315	63,755
Other	714	622

	$393,215	$389,457

     During the six and three months ended June 30, 2008, we realized pre-tax profits of $9,107 and $2,037, respectively, on revenues of $9,562 and $2,134, respectively, from sales of commercial, industrial and other land. For the six and three months ended June 30, 2008, pre-tax profits from sales of commercial and industrial land were $3,219 and $2,037, respectively, on aggregate revenues of $3,562 and $2,134, respectively. During the first quarter of 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third party that generated revenues to Avatar of approximately $600 per annum. Since this is substantially a sale of real estate, this sale is classified for financial statement purposes as a sale of other land resulting in pre-tax profits of $5,888 on aggregate revenues of $6,000.
     During the six and three months ended June 30, 2007, pre-tax profits from sales of commercial, industrial and other land were $7,137 and $2,379, respectively, on revenues of $9,049 and $3,489, respectively. During the six and three months ended June 30, 2007, pre-tax profits from sales of commercial and industrial land were $6,910 and $2,176, respectively, on aggregate revenues of $8,822 and $3,286, respectively. Pre-tax profits on sales of other land during the six and three months ended June 30, 2007 were $227 and $203, respectively, on aggregate revenues of $227 and $203, respectively.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Property and Equipment and Parkway Under Development — continued
     Property and Equipment includes the cost of amenities owned by us (completed and under construction). Property and Equipment placed in service is depreciated by the straight-line method over the useful lives of the assets when these assets are placed in service. The Parkway (as defined below) is currently under development and has not been placed into service. The cost of amenities included in Property and Equipment and the Parkway includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us and the Parkway also include interest cost incurred until development and construction is substantially completed.
     Each reporting period, we review our Property and Equipment and Parkway Under Development for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. For the Parkway, indicators of impairment are similar to indicators of impairment of our land held for development or future sale. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales pace based upon general economic conditions; expected sales prices; and anticipated costs to be expended including land and land development costs, construction costs, and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the homebuilding industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. As of June 30, 2008 and December 31, 2007, no impairments existed for Property and Equipment or the Parkway.
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Parkway”). The Parkway will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road and we have the right to sell the toll road or our right to construct the Parkway to a third party together with our rights to operate the toll road. We have retained an investment banking firm to identify potential investors in the toll road.
     In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which the Parkway is to be completed by December 31, 2011 (subject to extension for Force Majeure).
     Our estimate of the right-of-way acquisition, development and construction costs for the Parkway is approximately $200,000. However, no assurance of the ultimate costs can be given at this stage. During the six and three months ending June 30, 2008, we expended approximately $12,000 and $1,000, respectively. As of June 30, 2008, approximately $44,000 has been expended.

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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. During the first quarter of 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible for the quarter beginning April 1, 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes.
     We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. Holders have the right to require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
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
     The principal changes effected by the Amended Unsecured Credit Facility included:
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
     In accordance with EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the reduction in the amount of the borrowing capacity from $125,000 to $100,000 required us to write-off approximately $85 of deferred finance costs during the first quarter of 2008. In connection with the Amended Unsecured Credit Facility, we incurred and capitalized fees of $655. This fee along with unamortized deferred finance costs will be amortized through the maturity date of September 20, 2010.
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remains unchanged, as September 20, 2010. As of June 30, 2008, we had no borrowings outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $34,520 of which $32,975 were financial/maintenance letters of credit and $1,545 were performance letters of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. Therefore, as of June 30, 2008, we had $67,025 in availability, all of which we could have borrowed without violating any of our debt covenants. As of June 30, 2008, we are in compliance with the covenants of the Amended Unsecured Credit Facility. Our borrowing rate under the Amended Unsecured Credit Facility would have been 4.84% as of June 30, 2008.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders (“Second Restated Guaranty Agreement”). This agreement amends and restates the Restated Guaranty Agreement, dated as of October 21, 2005.

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
     We made interest payments of $2,802 and $3,300 for the six months ended June 30, 2008 and 2007, respectively. Interest costs incurred for the six months ended June 30, 2008 and 2007 were $3,021 and $3,659, respectively. Interest costs capitalized for the six months ended June 30, 2008 and 2007 were $2,069 and $3,659, respectively.
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
     During the six and three months ended June 30, 2008 and 2007 changes in the warranty reserve consisted of the following (unaudited):

	Six Months		Three Months
	2008	2007	2008	2007
Accrued warranty reserve, beginning of period	$1,134	$2,319	$757	$1,806
Estimated warranty expense	362	1,105	193	541
Amounts charged against warranty reserve	(851)	(1,775)	(305)	(698)

Accrued warranty reserve, end of period	$645	$1,649	$645	$1,649

Earnings (Loss) Per Share
     We present earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of dilutive earnings (loss) per share for the six and three months ended June 30, 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Earnings (Loss) Per Share — continued
     The weighted average number of shares outstanding in calculating basic earnings (loss) per share includes the issuance of 14,980 and 1,620 shares of our common stock for the six and three months ended June 30, 2008, respectively, due to the exercise of stock options, restricted stock units and stock units. The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 102,787 and 27,972 shares of our common stock for the six and three months ended June 30, 2007, respectively, due to the exercise of stock options, restricted stock units, stock units and conversion of 4.50% Notes.
     The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the six and three months ended June 30, 2008 and 2007 (unaudited):

	Six Months		Three Months
	2008	2007	2008	2007
Numerator:
Basic earnings (loss) per share — net income (loss)	($7,096)	$16,379	($6,540)	$5,271
Interest on 4.50% Notes, net of tax	—	1,629	—	813

Diluted earnings (loss) per share — net income (loss)	($7,096)	$18,008	($6,540)	$6,084

Denominator:
Basic weighted average shares outstanding	8,542,765	8,255,859	8,545,350	8,297,456
Effect of dilutive restricted stock units	—	472,641	—	471,383
Effect of dilutive employee stock options	—	31,864	—	15,963
Effect of dilutive 4.50% Notes	—	2,278,041	—	2,276,268

Diluted weighted average shares outstanding	8,542,765	11,038,405	8,545,350	11,061,070

Repurchase and Exchange of Common Stock
     During the six and three months ended June 30, 2008, we did not repurchase shares of our common stock and/or the 4.50% Notes. Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2008, the remaining authorization is $9,864.
Comprehensive Income
     Net income (loss) and comprehensive income (loss) are the same for the six and three months ended June 30, 2008 and 2007.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Share-Based Payments and Other Executive Compensation
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the Incentive Plan) provides that stock options, including incentive stock options and non-qualified stock options; stock appreciation rights; stock awards; performance-conditioned stock awards (restricted stock units); and stock units may be granted to officers, employees and directors of Avatar. Generally, the exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
     As of June 30, 2008, an aggregate of 943,564 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 639,785 options and stock units granted. There were 303,779 shares available for grant at June 30, 2008.
     Compensation expense related to the stock option and restricted stock unit awards during the six months ended June 30, 2008 and 2007 was $1,335 and $1,785, respectively, of which $0 and $143, respectively, related to stock options and $1,335 and $1,642, respectively, related to restricted stock units. Compensation expense related to the stock option and restricted stock unit awards during the three months ended June 30, 2008 and 2007 was $713 and $907, respectively, of which $0 and $71, respectively, related to stock options and $713 and $836, respectively, related to restricted stock units. During the six months ended June 30, 2008, we granted 3,915 restricted stock units, which have a weighted average grant date fair value of $35.54 per share. During the six months ended June 30, 2007, we granted 23,020 restricted stock units, which had a weighted average grant date fair value of $80.96 per share.
     As of June 30, 2008, there was $5,409 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.55 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. These agreements were amended and restated as of April 15, 2005 and further amended and restated as of December 26, 2006. As amended and restated, the stock award entitled the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. The amendment on December 26, 2006 provided for the issuance of the stock award on two separate dates as opposed to a single issuance date as previously provided. The first date of issuance of the stock award was based on Avatar’s financial results through September 30, 2007 and occurred on November 12, 2007. The second date of issuance of the stock award was based on Avatar’s financial results through December 31, 2007 and occurred on March 27, 2008. During the six months ended June 30, 2008, we recognized additional compensation expense to adjust the amount of the stock award to the estimated number of shares in conjunction with the second date of issuance of March 27, 2008 in accordance with SFAS No. 123(R). Compensation expense of $46 and $0 was recognized for the six and three months ended June 30, 2008, respectively, and $571 and $237 was recognized for the six and three months ended June 30, 2007, respectively. The income tax benefit recognized in the consolidated statements of income for the six and three months ended June 30, 2008 was $17 and $0, respectively. The income tax benefit recognized in the consolidated statements of income for the six and three months ended June 30, 2007 was $217 and $90, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes
     We received approximately $2,000 during the six months ended June 30, 2008 due to the overpayment of 2007 income taxes. We made income tax payments of approximately $22,750 during the six months ended June 30, 2007.
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
     As of June 30, 2008, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria for being a variable interest entity. We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is recorded using the equity method of accounting. Our investment in this entity as of June 30, 2008 and December 31, 2007 is the amount invested of $7,913 and $7,887, respectively. The primary activity of this joint venture is to develop lots on land acquired by the joint venture. This entity has assets consisting primarily of land and land development costs totaling approximately $15,764 and $15,708 as of June 30, 2008 and December 31, 2007, respectively.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We are accounting for our investment in the Ocean Palms Joint Venture under the equity method of accounting. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. During 2008, the Ocean Palms Joint Venture operations primarily consist of the sale of the remaining parking spaces and activities related to winding down the Ocean Palms Joint Venture. The Ocean Palms Joint Venture partners are required to fund deficits. Our share of the net income (loss) from the Ocean Palms Joint Venture was ($462) and $41 for the six months ended June 30, 2008 and 2007, respectively, and ($413) and ($2) for the three months ended June 30, 2008 and 2007, respectively. The losses generated for the six and three months ended June 30, 2008 related to condominium wind-down and turnover matters.
     As of June 30, 2008, our unconsolidated joint ventures are financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these joint ventures or our joint venture partners.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods for those fiscal years, which was January 1, 2008 for Avatar. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, which is January 1, 2009 for us. The amounts included in Avatar’s consolidated balance sheet for cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued and other liabilities approximate their fair values because they are short-term. The partial adoption of SFAS No. 157 did not have, for the six months ended June 30, 2008, and is not expected to have, for the remainder of fiscal year 2008, a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on our consolidated financial position and results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning December 1, 2008, which is January 1, 2009 for us. We are currently evaluating the potential impact of adopting SFAS No. 161 on our consolidated financial position and results of operations.
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	June 30,
	2008	December 31,
	(Unaudited)	2007
Gross estimated unexpended costs	$26,727	$26,737
Less costs relating to unsold homesites	(5,948)	(6,050)

Estimated development liability for sold land	$20,779	$20,687

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $346 during the six and three months ended June 30, 2008, and approximately $98 and $8 during the six and three months ended June 30, 2007, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with SFAS No. 5, Accounting for Contingencies, that certain claims may result in costs and expenses estimated at approximately $1,200 which has been accrued in the accompanying consolidated financial statements. Liabilities or costs arising out of currently pending litigation should not have a material adverse effect on our business or consolidated financial statements taken as a whole.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Commitments and Contingencies — continued
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2008, we had outstanding performance bonds of approximately $8,328. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2008 and 2007 (unaudited):

	Six Months		Three Months
	2008	2007	2008	2007
Revenues:
Segment revenues
Primary residential	$21,873	$105,992	$12,068	$53,670
Active adult communities	21,331	51,742	9,706	20,432
Commercial and industrial and other land sales	9,562	9,049	2,134	3,489
Other operations	890	1,862	328	874

	53,656	168,645	24,236	78,465

Unallocated revenues
Interest income	1,650	4,237	636	2,021
Other	156	818	58	769

Total revenues	$55,462	$173,700	$24,930	$81,255

Operating income (loss):
Segment operating income (loss)
Primary residential	($4,052)	$20,745	($1,944)	$9,581
Active adult communities	(1,141)	8,606	(1,304)	1,677
Commercial and industrial and other land sales	9,107	7,137	2,037	2,379
Other operations	(52)	423	(137)	236

	3,862	36,911	(1,348)	13,873

Unallocated income (expenses)
Equity in earnings (loss) from unconsolidated joint ventures	(462)	41	(413)	(2)
Interest income	1,650	4,237	636	2,021
General and administrative expenses	(10,983)	(13,186)	(5,846)	(7,127)
Interest expense	(951)	—	(594)	—
Other real estate expenses	(4,596)	(3,170)	(3,034)	(1,110)

Income (loss) before income taxes	($11,480)	$24,833	($10,599)	$7,655

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
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
     Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land.
     With the continuing decline in values of residential land and residential developments in Florida and Arizona, we are focusing our strategy on opportunities to acquire these types of assets at significant discounts to intrinsic values. We anticipate that we will acquire such assets directly or through joint venture, partnership or management arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
EXECUTIVE SUMMARY — continued
     We generate the majority of our revenues from our homebuilding operations which are conducted in our active adult and primary residential communities. During 2008, our homebuilding results reflect the continued deterioration of conditions in the Florida and Arizona housing markets characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The number of investor-owned units for sale, the tightening of mortgage underwriting standards, the increase in foreclosures and pending foreclosures, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we have been able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience lower traffic, significant cancellations, higher incentives and lower margins as compared to prior years. Beginning in 2007 and continuing into 2008, due to the worsening credit market, we have experienced additional tightening of the availability of mortgage financing for buyers in our communities, a rise in foreclosures and pending foreclosures and substantially higher delinquencies on homeowner associations and club membership dues. Our profits on the sale of homes and the number of homes we sell continue to decline as we offer lower prices and higher discounts to meet competitive pricing and declining demand. We believe that housing market conditions will continue to be difficult and may deteriorate further during 2008. Demand for and values of commercial, industrial and other land has decreased as potential users have slowed their expansion plans. We cannot predict the duration or ultimate severity of these difficult conditions.
     In order to adjust to changing market conditions, during 2006, we began designing new homes with lower square footage and smaller lots to enable us to sell lower priced houses. We introduced a new multi-family product at Solivita in the fourth quarter of 2006, a smaller product for our Poinciana scattered lot program in February 2007 and smaller lots and smaller houses in Bellalago in the fourth quarter of 2007. We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by 52% to 278 full-time and part-time employees from 585 full-time and part-time employees.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. Our strategy includes the monetization of commercial and industrial land from our holdings, and the possible sale of certain residential land to bring forward future cash flows from what would otherwise constitute long-term residential developments. We believe our balance sheet strategy will allow us to respond to opportunities that may arise in the future. While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations for 2008.
     On March 27, 2008, we amended our unsecured credit agreement which resulted in a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000 subject to certain conditions and lender approval). Additionally, we obtained an approval for us to obtain financing for the Parkway of up to $140,000 and modified certain covenants. With approximately $156,000 in cash and cash equivalents as of June 30, 2008 and available credit capacity, we believe we are in position to take advantage of opportunities that may be presented during this challenging period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS
      The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2008 and 2007:

	Six Months		Three Months
	2008	2007	2008	2007
Operating income:
Primary residential
Revenues	$21,873	$105,992	$12,068	$53,670
Expenses	25,925	85,247	14,012	44,089

Segment operating income (loss)	(4,052)	20,745	(1,944)	9,581

Active adult communities
Revenues	21,331	51,742	9,706	20,432
Expenses	22,472	43,136	11,010	18,755

Segment operating income (loss)	(1,141)	8,606	(1,304)	1,677

Commercial and industrial and other land sales
Revenues	9,562	9,049	2,134	3,489
Expenses	455	1,912	97	1,110

Segment operating income	9,107	7,137	2,037	2,379

Other operations
Revenues	890	1,862	328	874
Expenses	942	1,439	465	638

Segment operating income (loss)	(52)	423	(137)	236

Operating income (loss)	3,862	36,911	(1,348)	13,873

Unallocated income (expenses):
Equity in earnings (loss) from unconsolidated joint ventures	(462)	41	(413)	(2)
Interest income	1,650	4,237	636	2,021
General and administrative expenses	(10,983)	(13,186)	(5,846)	(7,127)
Interest expense	(951)	—	(594)	—
Other real estate expenses	(4,596)	(3,170)	(3,034)	(1,110)

Income (loss) before income taxes	(11,480)	24,833	(10,599)	7,655
Income tax benefit (expense)	4,384	(8,454)	4,059	(2,384)

Net income (loss)	($7,096)	$16,379	($6,540)	$5,271

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Data from closings for the single-family primary residential and active adult homebuilding segments for the six and three months ended June 30, 2008 and 2007 is summarized as follows:

	Number of		Average Price
	Units	Revenues	Per Unit
For the six months ended June 30,
2008
Primary residential	82	$20,603	$251
Active adult communities	53	14,929	$282

Total	135	$35,532	$263

2007
Primary residential	325	$103,611	$319
Active adult communities	127	46,127	$363

Total	452	$149,738	$331

For the three months ended June 30,
2008
Primary residential	46	$11,294	$246
Active adult communities	24	6,761	$282

Total	70	$18,055	$258

2007
Primary residential	171	$52,261	$306
Active adult communities	51	17,875	$350

Total	222	$70,136	$316

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Data from contracts signed for the single-family primary residential and active adult homebuilding segments for the six and three months ended June 30, 2008 and 2007 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
	Signed	Cancellations	Cancellations	Dollar Value	Unit
For the six months ended June 30,
2008
Primary residential	105	(41)	64	$16,700	$261
Active adult communities	83	(28)	55	13,553	$246

Total	188	(69)	119	$30,253	$254

2007
Primary residential	327	(131)	196	$41,542	$212
Active adult communities	100	(27)	73	23,478	$322

Total	427	(158)	269	$65,020	$242

For the three months ended June 30,
2008
Primary residential	48	(20)	28	$7,564	$270
Active adult communities	47	(9)	38	10,416	$274

Total	95	(29)	66	$17,980	$272

2007
Primary residential	188	(83)	105	$19,381	$185
Active adult communities	34	(12)	22	7,548	$343

Total	222	(95)	127	$26,929	$212

     Backlog for the single-family primary residential and active adult homebuilding segments as of June 30, 2008 and 2007 is summarized as follows:

	Number of	Dollar	Average Price
As of June 30,	Units	Volume	Per Unit
2008
Primary residential	54	$17,159	$318
Active adult communities	77	22,693	$295

Total	131	$39,852	$304

2007
Primary residential	203	$53,531	$264
Active adult communities	163	51,043	$313

Total	366	$104,574	$286

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     The number of net housing contracts signed during the six and three months ended June 30, 2008 compared to the same periods in 2007 declined by 55.8% and 48.0%, while the dollar value of housing contracts signed declined by 53.5% and 33.2%. The decline in housing contracts signed for the six and three months ended June 30, 2008 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, an increase in foreclosures and pending foreclosures and an increasing use of various sales incentives by residential builders in our markets, including Avatar. We continue to experience significant cancellations of home sales contracts. During the six and three months ended June 30, 2008, cancellations of previously signed contracts totaled 69 and 29, respectively, compared to 158 and 95, respectively, during the six and three months ended June 30, 2007. As a percentage of gross number of contracts signed, this represents 36.7% and 30.5%, respectively.
     During the third quarter of 2007, we implemented a sales program designed to generate sales activity by building speculative homes in certain of our communities. As of June 30, 2008, our inventory of unsold (speculative) homes, both completed and under construction, was 244 units compared to 241 units as of December 31, 2007. As of June 30, 2008, approximately 77% of unsold homes were completed compared to approximately 45% as of December 31, 2007.
     During the six and three months ended June 30, 2008 compared to the six and three months ended June 30, 2007, the number of homes closed decreased by 70.1% and 68.5%, and the related revenues decreased by 76.3% and 74.3%, respectively. We anticipate that we will close in excess of 80% of the homes in backlog as of June 30, 2008 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.
     Net loss for the six and three months ended June 30, 2008 was ($7,096) or ($0.83) per diluted and basic share and ($6,540) or ($0.77) per diluted share and basic share, respectively, compared to net income of $16,379 or $1.63 per diluted ($1.98 per basic share) and $5,271 or $0.55 per diluted share ($0.64 per basic share). The decreases in net income for the six and three months ended June 30, 2008 compared to the same periods in 2007 was primarily due to decreased profitability of primary residential operations; active adult operating results; and other operations. Also contributing to the decreases in net income for the six and three months ended June 30, 2008 were increases in interest expense and other real estate expenses as well as decreases in interest income. The decreases in net income was partially mitigated by increases in commercial and industrial and other land sales for the six months ended June 30, 2008 and decreases in general and administrative expenses for the six and three months ended June 30, 2008.
     Revenues from primary residential operations decreased $84,119 or 79.4% and $41,602 or 77.5%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. Expenses from primary residential operations decreased $59,322 or 69.6% and $30,077 or 68.2%, respectively, for the six and three months ended June 30, 2008, compared to the same periods in 2007. The decrease in revenues is primarily attributable to decreased closings and average sales prices at Poinciana, Bellalago, and Rio Rico partially mitigated by closings at Terralargo, which commenced during the fourth quarter of 2007. The decrease in expenses is attributable to lower volume of closings as well as impairment losses of $2,000 recognized on the carrying value of inventory during the six months ended June 30, 2007. There were no such impairment losses for the six and three months ended June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Revenues from active adult operations decreased $30,411 or 58.8% and $10,726 or 52.5%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. Expenses from active adult operations decreased $20,664 or 47.9% and $7,745 or 41.3%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. The decrease in revenues is attributable to decreased closings and average sales prices. The decrease in expenses is attributable to lower volume of closings.
     Revenues from commercial and industrial and other land sales increased $513 for the six months ended June 30, 2008 and decreased $1,355 for the three months ended June 30, 2008 compared to the same periods in 2007. During the six and three months ended June 30, 2008, pre-tax profits from sales of commercial, industrial and other land were $9,107 and $2,037, respectively, on revenues of $9,562 and $2,134, respectively. For the six and three months ended June 30, 2008, pre-tax profits from sales of commercial and industrial land were $3,219 and $2,037, respectively, on aggregate revenues of $3,562 and $2,134, respectively. During the first quarter of 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third-party that generated revenues to Avatar of approximately $600 per annum. Therefore, this sale is classified for financial statement purposes as a sale of other land. Pre-tax profits on the sale were $5,888 on aggregate revenues of $6,000. During the six and three months ended June 30, 2007, pre-tax profits from sales of commercial and industrial land were $7,137 and $2,379, respectively, on revenues of $9,049 and $3,489, respectively. For the six and three months ended June 30, 2007, pre-tax profits from commercial and industrial land were $6,910 and $2,176, respectively, on aggregate revenues of $8,822 and $3,286, respectively. Pre-tax profits on sales of other land during the three months ended June 30, 2007 were $203 on aggregate revenues of $203. Expenses from commercial and industrial and other land sales decreased $1,457 and $1,013, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. Included in the caption Expenses are cost of land sold, commissions related to these sales and consulting and legal fees. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Demand for commercial, industrial and other land has decreased as potenitial users have slowed their expansion plans.
     Revenues from other operations decreased $972 or 52.2% and $546 or 62.5%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. Expenses from other operations decreased $497 or 34.5% and $173 or 27.1%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations due to reduced closings.
     Equity in earnings (loss) from unconsolidated joint ventures was ($462) and $41 for the six months ended June 30, 2008 and 2007, respectively, and ($413) and ($2) for the three months ended June 30, 2008 and 2007, respectively, which was our share of the earnings (loss) from the Ocean Palms Joint Venture. The losses generated for the six and three months ended June 30, 2008 related to condominium wind-down and turnover matters.
     Interest income decreased $2,587 or 61.1% and $1,385 or 68.5%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. The decrease was primarily attributable to lower balances of cash and cash equivalents during 2008 as compared to 2007 as well as the decrease in interest rates earned on these balances.
     General and administrative expenses decreased $2,203 or 16.7% and $1,281 or 18.0%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. The decrease was primarily due to decreases in compensation expense, share-based compensation expense and professional fees. Partially

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
offsetting the decrease for the six and three months ended June 30, 2008 was $1,000 accrued for pending litigation claims.
     Interest expense increased $951 or 100% and $594 or 100%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. The increase is primarily attributable to the decrease in the amount of interest expense we are able to capitalize due to declines in development and construction activities in our various projects.
     Other real estate expenses, represented by real estate taxes and property maintenance not allocable to specific operations, increased by $1,426 or 45.0% and $1,924 or 173.3%, respectively, for the six and three months ended June 30, 2008 compared to the same periods in 2007. The increase is primarily attributable to the increase in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. We recorded charges of approximately $346 during the six and three months ended June 30, 2008, and approximately $98 and $8 during the six and three months ended June 30, 2007, respectively. These charges were based on third-party engineering evaluations.
     Income tax (benefit) expense was provided for at an effective tax rate of (38.1%) and (38.3%) for the six and three months ended June 30, 2008, respectively, compared to 34.0% and 31.1% for the six and three months ended June 30, 2007, respectively. The variance in the effective tax rate for the six and three months ended June 30, 2007 as compared to the federal and state statutory rate of 38% is primarily due to tax-exempt interest earned on our available cash balances.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned primary residential and active adult communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land.
     With the continuing decline in values of residential land and residential developments in Florida and Arizona, we are focusing our strategy on opportunities to acquire these types of assets at significant discounts to intrinsic values. We anticipate that we will acquire such assets directly or through joint venture, partnership or management arrangements.
     As of June 30, 2008, the amount of cash and cash equivalents available totaled $156,037, substantially generated through homebuilding operations, sales of commercial and industrial properties, and sales of other properties, including the Ocala property in December 2006. During the six months ended June 30, 2008, we spent approximately $16,000 to repay real estate debt, $12,000 on the Parkway and approximately $7,000 to fund operating deficits.
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
LIQUIDITY AND CAPITAL RESOURCES — continued
     For the six months ended June 30, 2008, net cash used in operating activities amounted to $7,212, primarily as a result of the increase in land and other inventories of $3,965 (primarily from development and construction) and the increase in contracts receivable of $2,878. Net cash used in investing activities amounted to $13,361 as a result of expenditures of $938 for investments in property and equipment primarily for amenities, and expenditures of $12,397 on the Parkway. Net cash used in financing activities of $15,648 resulted from the payment of $15,836 in real estate debt and $52 for withholding taxes related to earnings participation stock awards. Partially offsetting net cash used in financing activities is proceeds of $250 from the exercise of stock options.
     For the six months ended June 30, 2007, net cash provided by operating activities amounted to $1,974, primarily as a result of the decrease in receivables of $7,311, a decrease in land and other inventories of $13,300 and net income of $16,379. Partially offsetting net cash provided by operating activities is a reduction in customer deposits of $7,343 and decreases in accounts payable and accrued liabilities of $30,697. Net cash used in investing activities amounted to $22,175 as a result of expenditures of $22,069 for investments in property, plant and equipment primarily resulting from expenditures of $18,902 on the Parkway and expenditures of $106 for investments in unconsolidated joint ventures. Net cash provided by financing activities of $3,168 resulted from proceeds of $2,100 from the exercise of stock options and $1,816 as a result of excess income tax benefits from the exercise of stock options and restricted stock units. Partially offsetting net cash provided by financing activities is the repayment of $374 in real estate debt and payment of $374 for withholding taxes related to restricted stock units withheld.
     In 2006 we sold land under the threat of condemnation which we believe entitled us to defer the payment of income taxes of $23,798 from the gain on this sale. We have not yet identified replacement property although it is our intention to do so within the required time period. It is possible that we may not identify and purchase such replacement property within the required time period which would require us to make this income tax payment.
     As of June 30, 2008, the amount of our borrowings totaled $114,930 compared to our borrowings of $130,766 as of December 31, 2007. At June 30, 2008, our borrowings of $114,930 included $114,800 of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) and $130 of 5.50% community development district term bond obligations due 2010. On January 4, 2008, we repaid in full the $15,730 6% purchase money mortgage due 2009; there was no pre-payment penalty, as per the terms of the agreement.
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
LIQUIDITY AND CAPITAL RESOURCES — continued
period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. During the first quarter of 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible for the quarter beginning April 1, 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes.
     We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. Holders have the right to require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.
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
     The principal changes effected by the Amended Unsecured Credit Facility included:
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
     In accordance with EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the reduction in the amount of the borrowing capacity from $125,000 to $100,000 required us to write-off approximately $85 of deferred finance costs during the six and three months ended June 30, 2008. In connection with the Amended Unsecured Credit Facility, we incurred and capitalized fees of $655. This fee along with unamortized deferred finance costs will be amortized through the maturity date of September 20, 2010.
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remains unchanged, as September 20, 2010. As of June 30, 2008, we had no borrowings outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $34,520 of which $32,975 were financial/maintenance letters of credit and $1,545 were performance letters of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. Therefore, as of June 30, 2008, we had $67,025 in availability, all of which we could have borrowed without violating any of our debt covenants. As of June 30, 2008, we are in compliance with the covenants of the Amended Unsecured Credit Facility. Our borrowing rate under the Amended Unsecured Credit Facility would have been 4.84% as of June 30, 2008.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders (“Second Restated Guaranty Agreement”). This agreement amends and restates the Restated Guaranty Agreement, dated as of October 21, 2005.
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
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2008, we had outstanding performance bonds of approximately $8,328. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     During the six and three months ended June 30, 2008, we did not repurchase shares of our common stock and/or the 4.50% Notes. Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of June 30, 2008, the remaining authorization is $9,864.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Parkway”). The Parkway will include a 4.15 mile segment to be operated as a private toll road. We will pay the costs associated with the right-of-way acquisition, development and construction of the Parkway. Except for the toll road, the Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road and we have the right to sell the Parkway or our right to construct the toll road to a third party together with our rights to operate the toll road. We have retained an investment banking firm to identify potential investors in the toll road.
     In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which the Parkway is to be completed by December 31, 2011 (subject to extension for Force Majeure).
     Our estimate of the right-of-way acquisition, development and construction costs for the Parkway is approximately $200,000. However, no assurance of the ultimate costs can be given at this stage. During the six and three months ending June 30, 2008, we expended approximately $12,000 and $1,000, respectively. As of June 30, 2008, approximately $44,000 has been expended. In addition to our current liquidity, we are exploring obtaining additional financing to fund the completion of the Parkway. There can be no assurances that we will be able to obtain such financing or, if available, at favorable terms.
     Assuming that no additional significant adverse changes in our business, or capital and credit markets occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, will provide sufficient liquidity to fund our real estate business.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no other significant changes to our critical accounting policies and estimates during the six and three months ended June 30, 2008 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods for those fiscal years, which was January 1, 2008 for Avatar. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, which is January 1, 2009 for us. The amounts included in Avatar’s consolidated balance sheet for cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued and other liabilities approximate their fair values because they are short-term. The partial adoption of SFAS No. 157 did not have, for the six months ended June 30, 2008, and is not expected to have, for the remainder of fiscal year 2008, a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on our consolidated financial position and results of operations.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning December 1, 2008, which is January 1, 2009 for us. We are currently evaluating the potential impact of adopting SFAS No. 161 on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the six and three months ended June 30, 2008. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended June 30, 2008:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program(1)	Program(1)
April 1, 2008 to April 30, 2008	—	$—	—	$9,864
May 1, 2008 to May 31, 2008	—	$—	—	$9,864
June 1, 2008 to June 30, 2008	—	$—	—	$9,864

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. During the three months ended June 30, 2008, Avatar did not repurchase shares of its common stock and/or the 4.50% Notes. As of June 30, 2008, the remaining authorization for purchase of shares of Avatar’s common stock and/or 4.50% Notes was $9,864.

Item 4.	Submission of Matters to a Vote of Security Holders
     Avatar’s Annual Meeting of Stockholders was held on May 29, 2008, in Coral Gables, Florida, for the purpose of electing ten directors and approving the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors for the year ending December 31, 2008. Proxies were solicited from holders of 8,538,772 outstanding shares of Common Stock as of the close of business on March 31, 2008, as described in Avatar’s Proxy Statement dated April 29, 2008. All of management’s nominees for directors were elected and the appointment of Ernst & Young LLP was approved by the following votes:
ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD
Paul D. Barnett	6,697,352	40,021
Eduardo A. Brea	6,698,852	38,521
Milton H. Dresner	6,654,286	83,087
Roger W. Einiger	6,697,352	40,021
Gerald D. Kelfer	6,698,091	39,282
Joshua Nash	6,698,245	39,128
Kenneth T. Rosen	6,696,418	40,955
Joel M. Simon	6,697,352	40,021
Fred Stanton Smith	6,697,061	40,312
Beth A. Stewart	6,696,663	40,710
APPOINTMENT OF AUDITORS

Shares Voted	Shares Voted	Shares	Broker
FOR	AGAINST	ABSTAINED	NON-VOTES
6,725,177	1,435	10,761	0

Item 6.	Exhibits

10.1	Director Compensation (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date:	August 11, 2008	By:	/s/ Randy L. Kotler

Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 11, 2008	By:	/s/ Michael P. Rama

Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

10.1	Director Compensation (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).