Form 10-Q
period 2008-09-30
AVATAR HOLDINGS INC
filed 2008-11-10
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐     No ☒
8,550,392 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2008.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$156,992	$192,258
Restricted cash	1,479	3,161
Receivables, net	10,102	7,269
Land and other inventories	387,726	389,457
Property and equipment, net	55,635	56,502
Poinciana Parkway	18,062	31,793
Investment in unconsolidated joint ventures	7,923	8,002
Prepaid expenses and other assets	15,152	18,099
Deferred tax assets	4,651	—

Total Assets	$657,722	$706,541

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$1,510	$3,882
Accrued and other liabilities	14,459	12,041
Customer deposits and deferred revenues	4,358	4,916
Deferred income taxes	—	6,546
Estimated development liability for sold land	20,895	20,687
Notes, mortgage notes and other debt:
Corporate	114,800	114,800
Real estate	111	15,966

Total Liabilities	156,133	178,838

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 11,101,624 shares at September 30, 2008
11,076,644 shares at December 31, 2007	11,102	11,077
Additional paid-in capital	230,258	227,591
Retained earnings	336,218	365,024

	577,578	603,692
Treasury stock: at cost, 2,551,232 shares at September 30, 2008
at cost, 2,551,232 shares at December 31, 2007	(75,989)	(75,989)

Total Stockholders’ Equity	501,589	527,703

Total Liabilities and Stockholders’ Equity	$657,722	$706,541

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the nine and three months ended September 30, 2008 and 2007
(Unaudited)
(Dollars in thousands except per-share amounts)

	Nine Months		Three Months
	2008	2007	2008	2007
Revenues
Real estate revenues	$75,179	$222,951	$21,533	$54,423
Interest income	2,289	6,349	639	2,112
Other	353	1,855	187	920

Total revenues	77,821	231,155	22,359	57,455

Expenses
Real estate expenses	107,595	181,353	53,049	45,631
General and administrative expenses	15,355	18,401	4,372	5,215
Interest expense	1,733	—	782	—

Total expenses	124,683	199,754	58,203	50,846

Equity loss from unconsolidated joint ventures	(551)	(14)	(89)	(55)

Income (loss) before income taxes	(47,413)	31,387	(35,933)	6,554
Income tax benefit (expense)	18,607	(11,924)	14,223	(3,470)

Net income (loss)	($28,806)	$19,463	($21,710)	$3,084

Basic Earnings (Loss) Per Share	($3.37)	$2.35	($2.54)	$0.37

Diluted Earnings (Loss) Per Share	($3.37)	$1.98	($2.54)	$0.35

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2008 and 2007
(Dollars in Thousands)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	($28,806)	$19,463
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,910	2,744
Amortization of stock-based compensation	2,246	2,802
Impairment of the Poinciana Parkway	27,228	—
Impairment of land and other inventories	—	2,000
Distributions (return) of earnings from an unconsolidated joint venture	(132)	(55)
Equity loss from unconsolidated joint ventures	551	14
Deferred income taxes	(11,199)	2,292
Excess income tax benefit from exercise of stock options and restricted stock units	2	(1,897)
Changes in operating assets and liabilities:
Restricted cash	1,682	34
Receivables, net	(2,833)	9,247
Land and other inventories	949	13,132
Prepaid expenses and other assets	2,947	719
Accounts payable and accrued and other liabilities	526	(26,667)
Customer deposits and deferred revenues	(558)	(9,586)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,487)	14,242

INVESTING ACTIVITIES
Investment in property and equipment	(1,836)	(5,655)
Investment in Poinciana Parkway	(13,497)	(21,943)
Investment in unconsolidated joint ventures	(37)	(136)

NET CASH USED IN INVESTING ACTIVITIES	(15,370)	(27,734)

FINANCING ACTIVITIES
Principal payments of real estate borrowings	(15,855)	(690)
Proceeds from exercise of stock options	500	2,100
Excess income tax benefit from exercise of stock options and restricted stock units	(2)	1,897
Payment of withholding taxes related to restricted stock units withheld	(52)	(580)
Purchase of treasury stock	—	(965)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,409)	1,762

DECREASE IN CASH AND CASH EQUIVALENTS	(35,266)	(11,730)
Cash and cash equivalents at beginning of period	192,258	203,760

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,992	$192,030

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Conversion of 4.50% Notes into Equity	$—	$200
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2008
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
     The consolidated balance sheets as of September 30, 2008 and December 31, 2007, and the related consolidated statements of operations for the nine and three months ended September 30, 2008 and 2007 and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
Reclassifications
     Certain 2007 financial statement items have been reclassified to conform to the 2008 presentation. We reclassified expenditures of $21,943 included in the caption “Investment in property and equipment” to “Investment in Poinciana Parkway” on the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2007. This reclassification had no impact on reported net income.
Land and Other Inventories
     Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value (as further discussed below). Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction is substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon United States generally accepted accounting principles.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we carry Land and Other Inventories at the lower of the carrying amount or fair value. Each reporting period, we review our Land and Other Inventories for indicators of impairment. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.
     For assets held for sale (such as completed speculative inventory), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell. Fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Assumptions and estimates used in the determination of the estimated future cash flows are based on our expectations of future operations and economic conditions and certain factors described below, with respect to each category of assets, and that may be known to us at the time such estimates are made. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land held for future development or sale.
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
     During the first quarter of 2007, we recognized impairment losses of approximately $2,000 primarily related to speculative inventory of a community which is essentially complete. This impairment loss is included under the caption Real Estate Expenses in the consolidated statements of operations for the nine months ended September 30, 2007 and is included in the Primary Residential reportable segment in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”. Due to the continued deterioration of market conditions in Florida and Arizona during the nine months ended September 30, 2008, we further evaluated the carrying value of our long-lived assets. Based on this evaluation, no impairment losses on our homebuilding communities have been recognized for the nine and three months ended September 30, 2008. However, declines in gross margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     Land held for future development or sale: For land held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales values, and anticipated costs to be expended including land and land development costs and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the homebuilding industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. As of September 30, 2008, no impairments existed for land held for residential and/or commercial/ industrial future development or sale. However, declines in market values below those realized from our current sales prices and estimations could result in future impairment losses on one or more of our commercial/industrial parcels.
     Land and other inventories consist of the following:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Land developed and in process of development	$230,219	$229,526
Land held for future development or sale	95,546	95,554
Homes completed or under construction	61,131	63,755
Other	830	622

	$387,726	$389,457

     During the nine and three months ended September 30, 2008, we realized pre-tax profits of $9,234 and $127, respectively, on revenues of $9,729 and $167, respectively, from sales of commercial, industrial and other land. For the nine and three months ended September 30, 2008, pre-tax profits from sales of commercial and industrial land were $3,056 and $0, respectively, on aggregate revenues of $3,414 and $0, respectively. During the first quarter of 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third party that generated revenues to Avatar of approximately $600 per annum. Since this is substantially a sale of real estate, this sale is classified for financial statement purposes as a sale of other land resulting in pre-tax profits of $5,888 on aggregate revenues of $6,000. Pre-tax profits on sales of other land during the nine and three months ended September 30, 2008 were $290 and $127, respectively, on aggregate revenues of $315 and $167, respectively.
     During the nine and three months ended September 30, 2007, pre-tax profits from sales of commercial, industrial and other land were $16,116 and $8,979, respectively, on revenues of $19,136 and $10,087, respectively. During the nine and three months ended September 30, 2007, pre-tax profits from sales of commercial and industrial land were $15,046 and $7,886, respectively, on aggregate revenues of $17,768 and $8,946, respectively. Pre-tax profits on sales of other land during the nine and three months ended September 30, 2007 were $1,070 and $1,093, respectively, on aggregate revenues of $1,368 and $1,141, respectively.
     See “Financial Information Relating to Reportable Segments” below.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Property and Equipment and Poinciana Parkway
     Property and Equipment are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost. Repairs and maintenance are expensed as incurred.
     Property and Equipment includes the cost of amenities in our housing communities owned by us (completed and under construction). Property and Equipment placed in service is depreciated by the straight-line method over the useful lives of the assets when these assets are placed in service. The Poinciana Parkway (as defined below) has not been placed into service and is considered under development for financial statement purposes. The cost of amenities included in Property and Equipment and the Poinciana Parkway includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us and the Poinciana Parkway also include interest cost incurred until development and construction are substantially completed.
     Each reporting period, we review our Property and Equipment and Poinciana Parkway for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectability and potential delinquency of the fees due for the use of our amenities. For the Poinciana Parkway, indicators of impairment are similar to indicators of impairment of our land held for development or future sale. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate our own market assumptions regarding the following factors which could significantly impact future cash flows: expected sales pace based upon general economic conditions; expected sales prices; and anticipated costs to be expended including land and land development costs, construction costs, and overhead costs. Our assumptions are based, in part, on general economic and local market conditions, the current state of the homebuilding industry, and competition from other homebuilders in the areas in which we build and sell homes. These assumptions can significantly affect our estimates of future cash flows. As of September 30, 2008 and December 31, 2007, no impairments existed for Property and Equipment.
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway will include a 4.15 mile segment to be operated as a private toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which we are to commence construction of the Poinciana Parkway by February 14, 2011. We are to complete such construction by December 31, 2011 (subject to extension for Force Majeure). Except for the toll road, the Poinciana Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road and we have the right to sell the toll road or our right to construct the Poinciana Parkway to a third party together with our rights to operate the toll road. We have retained an investment banking firm to identify potential investors in the toll road.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. During the nine and three months ending September 30, 2008, we expended approximately $13,500 and $1,500, respectively. As of September 30, 2008, approximately $45,000 has been expended.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Property and Equipment and Poinciana Parkway — continued
     We identified and negotiated with several companies in the business of buying toll road infrastructure who expressed interest in investing in or acquiring the toll road. Several factors related to the current economic downturn have resulted in our inability to conclude negotiations. These factors include the deterioration of the credit markets, decreased equity capital of potential investors and substantially lower projected toll revenues due to substantially decreased projected traffic growth in the Poinciana area. We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of September 30, 2008 to the estimated fair value of $18,062 and recognized an impairment loss of $27,228 for the nine and three months ended September 30, 2008 which is included under the caption Real Estate Expenses in the consolidated statements of operations.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. During the second quarter of 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible for the quarter beginning July 1, 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for $4,984 including accrued interest. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. This repurchase will result during the fourth quarter of 2008 in a pre-tax gain of approximately $6,900 including the write-off of approximately $1,000 of deferred finance costs. Following this repurchase, $78,880 principal amount of the 4.50% Notes remain outstanding.
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
     The principal changes effected by the Amended Unsecured Credit Facility included:
•	a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000, subject to certain conditions and lender approval);

•	an approval for us to obtain financing for the Poinciana Parkway of up to $140,000, subject to certain conditions;
•	modifications to certain covenants including: (i) reducing the minimum adjusted EBITDA/Debt Service ratio (as defined) from 2.75 to 2.0, and providing for an alternative requirement of maintaining a maximum leverage ratio and minimum liquidity level if the minimum adjusted EBITDA/Debt Service ratio cannot be maintained; (ii) reducing the Leverage Ratio (as defined) from 2.0 to 1.75, and allowing us to net unrestricted cash in excess of $35,000 against outstanding debt in determining total liabilities; and (iii) amending our covenant regarding speculative homes and models whereby if we maintain a Leverage Ratio (as defined) below 1.0, we have no financial covenant as to the number of speculative homes and models we can maintain; however, if our Leverage Ratio exceeds 1.0, the number of speculative homes and models cannot exceed 35% of unit closings for the trailing twelve month period; and
•	an increased pricing of the facility as follows: (i) the LIBOR Margin is increased from a range of 1.75% to 2.25% to a range of 2.0% to 2.75%, and depending on our EBITDA/Debt Service ratio, our rate on outstanding borrowings could be increased up to an additional 50 basis points; (ii) our fee for outstanding letters of credit increased from 1% to 50 basis points below our LIBOR Margin; and (iii) our unused fee changed from 25 basis points to a range of 25 basis points to 50 basis points, depending on our usage.
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
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remains unchanged, as September 20, 2010. As of September 30, 2008, we had no borrowings outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $18,771 of which $17,226 was financial/maintenance letters of credit and $1,545 were performance letters of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. Therefore, as of September 30, 2008, we had $82,774 in availability, all of which we could have borrowed without violating any of our debt covenants. As of September 30, 2008, we are in compliance with the covenants of the Amended Unsecured Credit Facility. Our borrowing rate under the Amended Unsecured Credit Facility would have been 6.30% as of September 30, 2008.

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
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. At this time it is not known how this may affect our borrowing capacity under the Amended Unsecured Credit Facility.
     In conjunction with the acquisition of certain undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note, secured by a mortgage on the land and maturing November 2009. On January 4, 2008 the balance of this note was paid in full; there was no pre-payment penalty, per the terms of the agreement.
     We made interest payments of $3,026 and $3,572 for the nine months ended September 30, 2008 and 2007, respectively. Interest costs incurred for the nine months ended September 30, 2008 and 2007 were $4,682 and $5,516, respectively. Interest costs capitalized for the nine months ended September 30, 2008 and 2007 were $2,948 and $5,516, respectively.
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
     During the nine and three months ended September 30, 2008 and 2007 changes in the warranty reserve consisted of the following (unaudited):

	Nine Months		Three Months
	2008	2007	2008	2007
Accrued warranty reserve, beginning of period	$1,134	$2,319	$645	$1,649
Estimated warranty expense	567	1,458	205	353
Amounts charged against warranty reserve	(1,151)	(2,589)	(300)	(814)

Accrued warranty reserve, end of period	$550	$1,188	$550	$1,188

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Earnings (Loss) Per Share
     We present earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of dilutive earnings (loss) per share for the nine and three months ended September 30, 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic earnings (loss) per share includes the issuance of 24,980 and 10,000 shares of our common stock for the nine and three months ended September 30, 2008, respectively, due to the exercise of stock options, restricted stock units and stock units. The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 111,981 and 9,194 shares of our common stock for the nine and three months ended September 30, 2007, respectively, due to the exercise of stock options, restricted stock units, stock units and conversion of 4.50% Notes.
     The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the nine and three months ended September 30, 2008 and 2007 (unaudited):

	Nine Months		Three Months
	2008	2007	2008	2007
Numerator:
Basic earnings (loss) per share — net income (loss)	($28,806)	$19,463	($21,710)	$3,084
Interest on 4.50% Notes, net of tax	—	2,444	—	815

Diluted earnings (loss) per share — net income (loss)	($28,806)	$21,907	($21,710)	$3,899

Denominator:
Basic weighted average shares outstanding	8,547,899	8,272,476	8,558,057	8,305,170
Effect of dilutive restricted stock units	—	499,534	—	553,320
Effect of dilutive employee stock options	—	26,369	—	15,378
Effect of dilutive 4.50% Notes	—	2,277,450	—	2,276,268

Diluted weighted average shares outstanding	8,547,899	11,075,829	8,558,057	11,150,136

Repurchase of Notes and Common Stock
     During the nine and three months ended September 30, 2008, we did not repurchase shares of our common stock and/or the 4.50% Notes. Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2008, the remaining authorization was $9,864. On October 13, 2008, our Board of Directors amended its June 2005 authorization to repurchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previous authorization. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. As of October 31, 2008, the remaining authorization approximates $1,900.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Comprehensive Income (Loss)
     Net income (loss) and comprehensive income (loss) are the same for the nine and three months ended September 30, 2008 and 2007.
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
     As of September 30, 2008, an aggregate of 933,564 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 631,363 options and stock units granted. There were 302,201 shares available for grant at September 30, 2008.
     Compensation expense related to the stock option and restricted stock unit awards during the nine months ended September 30, 2008 and 2007 was $2,084 and $3,073, respectively, of which $0 and $215, respectively, related to stock options and $2,084 and $2,857, respectively, related to restricted stock units. Compensation expense related to the stock option and restricted stock unit awards during the three months ended September 30, 2008 and 2007 was $749 and $1,288, respectively, of which $0 and $72, respectively, related to stock options and $749 and $1,215, respectively, related to restricted stock units. During the nine months ended September 30, 2008, we granted 3,915 restricted stock units, which have a weighted average grant date fair value of $35.54 per share. During the nine months ended September 30, 2007, we granted 30,520 restricted stock units, which had a weighted average grant date fair value of $77.86 per share.
     As of September 30, 2008, there was $4,660 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.5 years.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. These agreements were amended and restated as of April 15, 2005 and further amended and restated as of December 26, 2006. As amended and restated, the stock award entitled the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. The amendment on December 26, 2006 provided for the issuance of the stock award on two separate dates as opposed to a single issuance date as previously provided. The first date of issuance of the stock award was based on Avatar’s financial results through September 30, 2007 and occurred on November 12, 2007. The second date of issuance of the stock award was based on Avatar’s financial results through December 31, 2007 and occurred on March 27, 2008. During the nine months ended September 30, 2008, we recognized additional compensation expense to adjust the amount of the stock award to the estimated number of shares in conjunction with the second date of issuance of March 27, 2008 in accordance with SFAS No. 123(R). Compensation expense of $46 and $0 was recognized for the nine and three months ended September 30, 2008, respectively. The income tax benefit recognized in the consolidated statements of income for the nine and three months ended September 30, 2008 was $17 and $0, respectively. As of September 30, 2007, because the excess of actual gross profit (as defined) was known, the number of shares to become issuable based on the fair market value (as defined) of our Common Stock as of September 30, 2007 became estimatable. During the three months ended September 30, 2007, we reversed compensation expense previously recognized of $930 to adjust the amount of the stock award to the estimated number of shares as of September 30, 2007, in accordance with SFAS No. 123(R). The reduction of compensation expense was a result of the decline of our stock price during the third quarter of 2007 attributable to this stock award. Consequently, for the nine and three months ended September 30, 2007, there was negative compensation expense attributable to the stock award of $359 and $930, respectively. The income tax benefit was reduced in the consolidated statements of income during the nine and three months ended September 30, 2007 for these awards by $136 and $353, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes
     We received approximately $3,444 during the nine months ended September 30, 2008 due to the overpayment of 2007 income taxes. We made income tax payments of approximately $22,850 during the nine months ended September 30, 2007.
     In 2006 we sold land under the threat of condemnation which we believe entitled us to defer the payment of income taxes of $23,798 from the gain on this sale. We have not yet identified replacement property although it is our intention to do so by December 31, 2009. It is possible that we may not identify and purchase such replacement property within the required time period which would require us to make this income tax payment and interest by December 31, 2009.
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
     As of September 30, 2008, we own an equity interest in a joint venture formed for the acquisition and/or development of land in which we do not have a controlling interest. This entity meets the criteria for being a variable interest entity. We evaluated the impact of FIN 46(R) as it relates to this joint venture and determined that we are not the primary beneficiary since we are not the entity that will absorb a majority of the losses and/or receive a majority of the expected residual returns (profits). Therefore, this joint venture is recorded using the equity method of accounting. Our investment in this entity as of September 30, 2008 and December 31, 2007 is the amount invested of $7,923 and $7,887, respectively. The primary activity of this joint venture is to develop lots on land acquired by the joint venture. This entity has assets consisting primarily of land and land development costs totaling approximately $15,789 and $15,708 as of September 30, 2008 and December 31, 2007, respectively.
     In December 2002, our subsidiary, Avatar Ocean Palms, Inc., entered into a joint venture for the development of Ocean Palms (the “Ocean Palms Joint Venture”), a 38-story, 240-unit highrise condominium on a 3.5-acre oceanfront site in Hollywood, Florida. We are accounting for our investment in the Ocean Palms Joint Venture under the equity method of accounting. Closings of units commenced during February 2006 and were completed during the second quarter of 2006. During 2008, the Ocean Palms Joint Venture operations primarily consist of the sale of the remaining parking spaces and activities related to winding down the Ocean Palms Joint Venture. The Ocean Palms Joint Venture partners are required to fund deficits. Our share of the net income (loss) from the Ocean Palms Joint Venture was ($551) and $36 for the nine months ended September 30, 2008 and 2007, respectively, and ($89) and ($5) for the three months ended September 30, 2008 and 2007, respectively. The losses generated for the nine and three months ended September 30, 2008 related to condominium wind-down and turnover matters.
     As of September 30, 2008, our unconsolidated joint ventures are financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these joint ventures or our joint venture partners.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods for those fiscal years, which was January 1, 2008 for Avatar. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, which is January 1, 2009 for us. The amounts included in Avatar’s consolidated balance sheet for cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued and other liabilities approximate their fair values because they are short-term. The partial adoption of SFAS No. 157 did not have, for the nine months ended September 30, 2008, and is not expected to have, for the remainder of fiscal year 2008, a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on our consolidated financial position and results of operations.
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
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Gross estimated unexpended costs	$26,825	$26,737
Less costs relating to unsold homesites	(5,930)	(6,050)

Estimated development liability for sold land	$20,895	$20,687

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $462 and $116 during the nine and three months ended September 30, 2008, respectively, and approximately $99 and $1 during the nine and three months ended September 30, 2007, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with SFAS No. 5, Accounting for Contingencies, that certain claims may result in costs and expenses estimated at approximately $800 which has been accrued in the accompanying consolidated financial statements. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial statements taken as a whole.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Commitments and Contingencies — continued
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2008, we had outstanding performance bonds of approximately $8,328. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2008 and 2007 (unaudited):

	Nine Months		Three Months
	2008	2007	2008	2007
Revenues:
Segment revenues
Primary residential	$32,616	$134,762	$10,743	$28,770
Active adult communities	31,754	66,636	10,423	14,894
Commercial and industrial and other land sales	9,729	19,136	167	10,087
Other operations	1,166	2,558	276	696

	75,265	223,092	21,609	54,447

Unallocated revenues
Interest income	2,289	6,349	639	2,112
Other	267	1,714	111	896

Total revenues	$77,821	$231,155	$22,359	$57,455

Operating income (loss):
Segment operating income (loss)
Primary residential	($5,776)	$21,988	($1,724)	$1,243
Active adult communities	(1,868)	9,335	(727)	729
Commercial and industrial and other land sales	9,234	16,116	127	8,979
Other operations	(116)	634	(64)	211

	1,474	48,073	(2,388)	11,162

Unallocated income (expenses)
Impairment of the Poinciana Parkway	(27,228)	—	(27,228)	—
Equity loss from unconsolidated joint ventures	(551)	(14)	(89)	(55)
Interest income	2,289	6,349	639	2,112
General and administrative expenses	(15,355)	(18,401)	(4,372)	(5,215)
Interest expense	(1,733)	—	(782)	—
Other real estate expenses, net	(6,309)	(4,620)	(1,713)	(1,450)

Income (loss) before income taxes	$(47,413)	$31,387	($35,933)	$6,554

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
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
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: international, national and local market conditions and events such as the oversupply of existing homes caused by the number of investor and speculator resale homes and foreclosed homes for sale in our communities and in the geographic areas in which we develop and sell homes; tightening of the credit market and the reduced availability and more stringent financing requirements of residential mortgage financing in general and sub prime financing in particular; interest rates; mortgage rates; employment levels; income levels; consumer confidence; the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and in-migration into the areas in which we conduct real estate activities; the level of competition in geographic areas in which we do business; Avatar’s access to financing; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Active adult homes are intended for occupancy by at least one person 55 years or older.
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
     With the continuing deterioriation in the residental land and housing values, we are focusing our strategy on opportunities to acquire such assets, interest in such assets and the debt associated with such assets, at very significant discounts to intrinsic values. We anticipate that we will acquire such assets directly or through joint venture, partnership or management arrangements. Additionally, for 2008 we are incurring operating losses during this difficult economic and real estate environment. We anticipate that we will continue to incur operating losses into 2009. We believe that we have sufficient available cash to fund these current losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
EXECUTIVE SUMMARY — continued
     We generate the majority of our revenues from our homebuilding operations which are conducted in our active adult and primary residential communities. During 2008, our homebuilding results reflect the continued deterioration of conditions in the Florida and Arizona housing markets characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The number of investor-owned units for sale, the tightening of mortgage underwriting standards, the increase in foreclosures and pending foreclosures, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we have been able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience lower traffic, significant cancellations, higher incentives and lower margins as compared to prior years. Beginning in 2007 and continuing into 2008, due to the worsening credit market, we have experienced additional tightening of the availability of mortgage financing for buyers in our communities, a rise in foreclosures and pending foreclosures and substantially higher delinquencies on homeowner associations and club membership dues. Our profits on the sale of homes and the number of homes we sell continue to decline as we offer lower prices and higher discounts to meet competitive pricing and declining demand. We believe that housing market conditions will continue to be difficult and may deteriorate further into 2009. Demand for and values of commercial, industrial and other land has decreased as potential users have slowed or cancelled their expansion plans. We cannot predict the duration or ultimate severity of these difficult conditions.
     In order to adjust to changing market conditions, during 2006, we began designing new homes with lower square footage and smaller lots to enable us to sell lower priced houses. We introduced a new multi-family product at Solivita in the fourth quarter of 2006, a smaller product for our Poinciana scattered lot program in February 2007 and smaller lots and smaller houses in Bellalago in the fourth quarter of 2007. We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by 53% to 275 full-time and part-time employees from 585 full-time and part-time employees.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. Our strategy includes the monetization of commercial and industrial land from our holdings, and the possible sale of certain residential land to bring forward future cash flows from what would otherwise constitute long-term residential developments. We believe our balance sheet strategy will allow us to respond to opportunities that may arise in the future. While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations for 2008 and into 2009.
     On March 27, 2008, we amended our unsecured credit agreement which resulted in a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000 subject to certain conditions and lender approval). Additionally, we obtained an approval for us to obtain financing for the Poinciana Parkway of up to $140,000 and modified certain covenants.
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. At this time it is not known how this may affect our borrowing capacity under the Amended Unsecured Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS
     The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2008 and 2007:

	Nine Months		Three Months
	2008	2007	2008	2007
Operating income:
Primary residential
Revenues	$32,616	$134,762	$10,743	$28,770
Expenses	38,392	112,774	12,467	27,527

Segment operating income (loss)	(5,776)	21,988	(1,724)	1,243

Active adult communities
Revenues	31,754	66,636	$10,423	14,894
Expenses	33,622	57,301	11,150	14,165

Segment operating income (loss)	(1,868)	9,335	(727)	729

Commercial and industrial and other land sales
Revenues	9,729	19,136	167	10,087
Expenses	495	3,020	40	1,108

Segment operating income	9,234	16,116	127	8,979

Other operations
Revenues	1,166	2,558	276	696
Expenses	1,282	1,924	340	485

Segment operating income (loss)	(116)	634	(64)	211

Operating income (loss)	1,474	48,073	(2,388)	11,162

Unallocated income (expenses):
Impairment of the Poinciana Parkway	(27,228)	—	(27,228)	—
Equity loss from unconsolidated joint ventures	(551)	(14)	(89)	(55)
Interest income	2,289	6,349	639	2,112
General and administrative expenses	(15,355)	(18,401)	(4,372)	(5,215)
Interest expense	(1,733)	—	(782)	—
Other real estate expenses, net	(6,309)	(4,620)	(1,713)	(1,450)

Income (loss) before income taxes	(47,413)	31,387	(35,933)	6,554
Income tax benefit (expense)	18,607	(11,924)	14,223	(3,470)

Net income (loss)	($28,806)	$19,463	($21,710)	$3,084

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Data from closings for the single-family primary residential and active adult homebuilding segments for the nine and three months ended September 30, 2008 and 2007 is summarized as follows:

	Number of		Average Price
	Units	Revenues	Per Unit
For the nine months ended September 30,
2008
Primary residential	118	$30,978	$263
Active adult communities	83	22,744	$274

Total	201	$53,722	$267

2007
Primary residential	439	$131,486	$300
Active adult communities	164	58,504	$357

Total	603	$189,990	$315

For the three months ended September 30,
2008
Primary residential	36	$10,375	$288
Active adult communities	30	7,815	$261

Total	66	$18,190	$276

2007
Primary residential	114	$27,875	$245
Active adult communities	37	12,377	$335

Total	151	$40,252	$267

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Data from contracts signed for the single-family primary residential and active adult homebuilding segments for the nine and three months ended September 30, 2008 and 2007 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
	Signed	Cancellations	Cancellations	Dollar Value	Unit
For the nine months ended September 30,
2008
Primary residential	124	(52)	72	$18,845	$262
Active adult communities	109	(35)	74	18,307	$247

Total	233	(87)	146	$37,152	$255

2007
Primary residential	436	(176)	260	$55,078	$212
Active adult communities	129	(43)	86	27,006	$314

Total	565	(219)	346	$82,084	$237

For the three months ended September 30,
2008
Primary residential	19	(11)	8	$2,145	$268
Active adult communities	26	(7)	19	4,754	$250

Total	45	(18)	27	$6,899	$256

2007
Primary residential	109	(45)	64	$13,536	$212
Active adult communities	29	(16)	13	3,528	$271

Total	138	(61)	77	$17,064	$222

     Backlog for the single-family primary residential and active adult homebuilding segments as of September 30, 2008 and 2007 is summarized as follows:

	Number of	Dollar	Average Price
As of September 30,	Units	Volume	Per Unit

2008
Primary residential	26	$8,929	$343
Active adult communities	66	19,632	$297

Total	92	$28,561	$310

2007
Primary residential	153	$39,192	$256
Active adult communities	139	42,194	$304

Total	292	$81,386	$279

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     The number of net housing contracts signed during the nine and three months ended September 30, 2008 compared to the same periods in 2007 declined by 57.8% and 64.9%, respectively, while the dollar value of housing contracts signed declined by 54.7% and 59.6%, respectively. The decline in housing contracts signed for the nine and three months ended September 30, 2008 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, an increase in foreclosures and pending foreclosures and an increasing use of various sales incentives by residential builders in our markets, including Avatar. We continue to experience significant cancellations of home sales contracts. During the nine and three months ended September 30, 2008, cancellations of previously signed contracts totaled 87 and 18, respectively, compared to 219 and 61, respectively, during the nine and three months ended September 30, 2007. As a percentage of gross number of contracts signed, this represents 37.3% and 40.0%, respectively.
     As of September 30, 2008, our inventory of unsold (speculative) homes, both completed and under construction, was 237 units compared to 241 units as of December 31, 2007. As of September 30, 2008, approximately 86% of unsold homes were completed compared to approximately 45% as of December 31, 2007.
     During the nine and three months ended September 30, 2008 compared to the nine and three months ended September 30, 2007, the number of homes closed decreased by 66.7% and 56.3%, and the related revenues decreased by 71.7% and 54.8%, respectively. We anticipate that we will close in excess of 80% of the homes in backlog as of September 30, 2008 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.
     Net loss for the nine and three months ended September 30, 2008 was ($28,806) or ($3.37) per diluted and basic share and ($21,710) or ($2.54) per diluted share and basic share, respectively, compared to net income of $19,463 or $1.98 per diluted share ($2.35 per basic share) and $3,084 or $0.35 per diluted share ($0.37 per basic share). The decreases in net income for the nine and three months ended September 30, 2008 compared to the same periods in 2007 was primarily due to the third quarter impairment charge related to the Poinciana Parkway of $27,228; decreased profitability of primary residential operations; active adult operating results; commercial and industrial and other land sales; and other operations. Also contributing to the decreases in net income for the nine and three months ended September 30, 2008 were increases in interest expense and other real estate expenses as well as decreases in interest income. The decreases in net income were partially mitigated by decreases in general and administrative expenses for the nine and three months ended September 30, 2008.
     Revenues from primary residential operations decreased $102,146 or 75.8% and $18,027 or 62.7%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. Expenses from primary residential operations decreased $74,382 or 66.0% and $15,060 or 54.7%, respectively, for the nine and three months ended September 30, 2008, compared to the same periods in 2007. The decrease in revenues is primarily attributable to decreased closings and average sales prices at Poinciana and Bellalago partially mitigated by closings at Terralargo, which commenced during the fourth quarter of 2007. The decrease in expenses is attributable to lower volume of closings as well as impairment losses of $2,000 recognized on the carrying value of inventory during the nine months ended September 30, 2007. There were no such impairment losses related to homebuilding operations for the nine and three months ended September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Revenues from active adult operations decreased $34,882 or 52.3% and $4,471 or 30.0%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. Expenses from active adult operations decreased $23,679 or 41.3% and $3,015 or 21.3%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. The decrease in revenues is attributable to decreased closings and average sales prices. The decrease in expenses is attributable to lower volume of closings.
     Revenues from commercial and industrial and other land sales decreased $9,407 and $9,920 for the nine and three months ended September 30, 2008 compared to the same periods in 2007. During the nine and three months ended September 30, 2008, pre-tax profits from sales of commercial, industrial and other land were $9,234 and $127, respectively, on revenues of $9,729 and $167, respectively. For the nine and three months ended September 30, 2008, pre-tax profits from sales of commercial and industrial land were $3,056 and $0, respectively, on aggregate revenues of $3,414 and $0, respectively. During the first quarter of 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third-party that generated revenues to Avatar of approximately $600 per annum. Therefore, this sale is classified for financial statement purposes as a sale of other land. Pre-tax profits on the sale were $5,888 on aggregate revenues of $6,000. Pre-tax profits on sales of other land during the nine and three months ended September 30, 2008 were $290 and $127, respectively, on aggregate revenues of $315 and $167, respectively. During the nine and three months ended September 30, 2007, pre-tax profits from sales of commercial, industrial and other land were $16,116 and $8,979, respectively, on revenues of $19,136 and $10,087, respectively. For the nine and three months ended September 30, 2007, pre-tax profits from commercial and industrial land were $15,046 and $7,886, respectively, on aggregate revenues of $17,768 and $8,946, respectively. Pre-tax profits on sales of other land during the nine and three months ended September 30, 2007 were $1,070 and $1,093, respectively, on aggregate revenues of $1,368 and $1,141, respectively. Expenses from commercial and industrial and other land sales decreased $2,525 and $1,068, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. Included in the caption Expenses are cost of land sold, commissions related to these sales and consulting and legal fees. The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Demand for and values of commercial, industrial and other land has decreased as potential users have slowed their expansion plans.
     Revenues from other operations decreased $1,392 or 54.4% and $420 or 60.3%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. Expenses from other operations decreased $642 or 33.4% and $145 or 29.9%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations due to reduced closings.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of September 30, 2008 to the estimated fair value of $18,062 and recognized an impairment loss of $27,228 for the nine and three months ended September 30, 2008.
     Equity in earnings (loss) from unconsolidated joint ventures was ($551) and ($14) for the nine months ended September 30, 2008 and 2007, respectively, and ($89) and ($55) for the three months ended September 30, 2008 and 2007, respectively, which was our share of the earnings (loss) from the Ocean Palms Joint Venture. The losses generated for the nine and three months ended September 30, 2008 related to condominium wind-down and turnover matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Interest income decreased $4,060 or 63.9% and $1,473 or 69.7%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. The decrease was primarily attributable to decreased interest rates earned on our cash and cash equivalents and lower balances of cash and cash equivalents during 2008 as compared to 2007.
     General and administrative expenses decreased $3,046 or 16.6% and $843 or 16.2%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. The decrease was primarily due to decreases in compensation expense, share-based compensation expense and professional fees. Partially offsetting the decrease for the nine months ended September 30, 2008 was $650 accrued for pending litigation claims.
     Interest expense increased $1,733 or 100% and $782 or 100%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. The increase is primarily attributable to the decrease in the amount of interest expense capitalized due to declines in development and construction activities in our various projects.
     Other real estate expenses, net represents real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, increased by $1,689 or 36.6% and $263 or 18.1%, respectively, for the nine and three months ended September 30, 2008 compared to the same periods in 2007. The increase is primarily attributable to a decrease in miscellaneous income collected during the nine and three months ended September 30, 2008 compared to the same periods in 2007. Also contributing to the increase is charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. We recorded charges of approximately $462 and $116 during the nine and three months ended September 30, 2008, respectively, and approximately $99 and $1 during the nine and three months ended September 30, 2007, respectively. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
     Income tax (benefit) expense was provided for at an effective tax rate of (39.2%) and (39.6%) for the nine and three months ended September 30, 2008, respectively, compared to 38.0% and 52.9% for the nine and three months ended September 30, 2007, respectively. The variance in the effective tax rates for the nine and three months ended September 30, 2008 and for the three months ended September 30, 2007 as compared to the federal and state statutory rate of 38% is primarily due to revisions made to the expected income tax expense for the entire fiscal years 2008 and 2007, respectively.
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
     With the continuing deterioration in the residential land and housing values, we are focusing our strategy on opportunities to acquire such assets, interest in such assets and the debt associated with such assets, at very significant discounts to intrinsic values. We anticipate that we will acquire such assets directly or through joint venture, partnership or management arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of September 30, 2008, the amount of cash and cash equivalents available totaled $156,992, substantially generated through homebuilding operations, sales of commercial and industrial properties, and sales of other properties, including the Ocala property in December 2006. During the nine months ended September 30, 2008, we spent approximately $16,000 to repay real estate debt, approximately $13,500 on the Poinciana Parkway, approximately $1,800 for property and equipment, and approximately $4,500 to fund operating deficits. At October 31, 2008, we had cash and cash equivalents of approximately $125,000 (see discussion below regarding repurchase of the 4.50% Notes on October 17, 2008).
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities, and sales of various homebuilding product lines within those communities and other developments. From time to time we have generated, and may continue to generate, additional cash flow through sales of non-core assets.
     For the nine months ended September 30, 2008, net cash used in operating activities amounted to $4,487. Our use of cash is primarily attributable to our net loss before non-cash charges of $7,202 partially offset by $2,833 related to the collection of receivables. Net cash used in investing activities amounted to $15,370 as a result of expenditures of $1,836 for investments in property and equipment primarily for amenities, and expenditures of $13,497 on the Poinciana Parkway. Net cash used in financing activities of $15,409 resulted from the repayment of $15,855 in real estate debt and $52 for withholding taxes related to earnings participation stock awards. Partially offsetting net cash used in financing activities is proceeds of $500 from the exercise of stock options.
     For the nine months ended September 30, 2007, net cash provided by operating activities amounted to $14,242, primarily as a result of the decrease in receivables of $9,247, a decrease in land and other inventories of $13,132 and net income of $19,463. Partially offsetting net cash provided by operating activities is a reduction in customer deposits of $9,586 and decreases in accounts payable and accrued liabilities of $26,667. Net cash used in investing activities amounted to $27,734 as a result of expenditures of $5,655 for investments in property, plant and equipment, expenditures of $21,943 on the Poinciana Parkway and expenditures of $136 for investments in unconsolidated joint ventures. Net cash provided by financing activities of $1,762 resulted from proceeds of $2,100 from the exercise of stock options and $1,897 as a result of excess income tax benefits from the exercise of stock options and restricted stock units. Partially offsetting net cash provided by financing activities is the purchase of $965 of treasury stock, the repayment of $690 in real estate debt and payment of $580 for withholding taxes related to restricted stock units withheld.
     In 2006 we sold land under the threat of condemnation which we believe entitled us to defer the payment of income taxes of $23,798 from the gain on this sale. We have not yet identified replacement property although it is our intention to do so by December 31, 2009. It is possible that we may not identify and purchase such replacement property within the required time period which would require us to make this income tax payment and interest by December 31, 2009.
     As of September 30, 2008, the amount of our borrowings totaled $114,911 compared to our borrowings of $130,766 as of December 31, 2007. At September 30, 2008, our borrowings of $114,911 included $114,800 of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) and $111 of 5.50% community development district term bond obligations due 2010. On January 4, 2008, we repaid in full the $15,730 6% purchase money mortgage due 2009; there was no pre-payment penalty, per the terms of the agreement. On October 17, 2008 we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. Following this repurchase, $78,880 principal amount of the 4.50% Notes remain outstanding.

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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. During the second quarter of 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible for the quarter beginning July 1, 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for $4,984 including accrued interest. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. This repurchase will result during the fourth quarter of 2008 in a pre-tax gain of approximately $6,900 including the write-off of approximately $1,000 of deferred finance costs. Following this repurchase, $78,880 principal amount of the 4.50% Notes remain outstanding.
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
LIQUIDITY AND CAPITAL RESOURCES — continued
     The principal changes effected by the Amended Unsecured Credit Facility included:
•	a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000, subject to certain conditions and lender approval);

•	an approval for us to obtain financing for the Poinciana Parkway of up to $140,000, subject to certain conditions;
•	an increased pricing of the facility as follows: (i) the LIBOR Margin is increased from a range of 1.75% to 2.25% to a range of 2.0% to 2.75%, and depending on our EBITDA/Debt Service ratio, our rate on outstanding borrowings could be increased up to an additional 50 basis points; (ii) our fee for outstanding letters of credit increased from 1% to 50 basis points below our LIBOR Margin; and (iii) our unused fee changed from 25 basis points to a range of 25 basis points to 50 basis points, depending on our usage.
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
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remains unchanged, as September 20, 2010. As of September 30, 2008, we had no borrowings outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $18,771 of which $17,226 were financial/maintenance letters of credit and $1,545 were performance letters of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. Therefore, as of September 30, 2008, we had $82,774 in availability, all of which we could have borrowed without violating any of our debt covenants. As of September 30, 2008, we are in compliance with the covenants of the Amended Unsecured Credit Facility. Our borrowing rate under the Amended Unsecured Credit Facility would have been 6.30% as of September 30, 2008.
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
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. At this time it is not known how this may affect our borrowing capacity under the Amended Unsecured Credit Facility.
     In conjunction with the acquisition of certain undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note, secured by a mortgage on the land and maturing November 2009. On January 4, 2008 the balance of this note was paid in full; there was no pre-payment penalty, per the terms of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2008, we had outstanding performance bonds of approximately $8,328. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     During the nine and three months ended September 30, 2008, we did not repurchase shares of our common stock and/or the 4.50% Notes. Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of September 30, 2008, the remaining authorization was $9,864. On October 13, 2008, our Board of Directors amended its June 2005 authorization to repurchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previous authorization. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. As of October 31, 2008, the remaining authorization approximates $1,900.
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the Poinciana “Parkway”). The Poinciana Parkway will include a 4.15 mile segment to be operated as a private toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which we are to commence construction of the Poinciana Parkway by February 14, 2011. We are to complete such construction by December 31, 2011 (subject to extension for Force Majeure). Except for the toll road, the Poinciana Parkway will be owned, maintained and operated by the Counties upon completion. We will own the private toll road and we have the right to sell the toll road or our right to construct the Poinciana Parkway to a third party together with our rights to operate the toll road. We have retained an investment banking firm to identify potential investors in the toll road.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. During the nine and three months ending September 30, 2008, we expended approximately $13,500 and $1,500, respectively. As of September 30, 2008, approximately $45,000 has been expended.
     We identified and negotiated with several companies in the business of buying toll road infrastructure who expressed interest in investing in or acquiring the toll road. Several factors related to the current economic downturn have resulted in our inability to conclude negotiations. These factors include the deterioration of the credit markets, decreased equity capital of potential investors and substantially lower projected toll revenues due to substantially decreased projected traffic growth in the Poinciana area. We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of September 30, 2008 to the estimated fair value of $18,062 and recognized an impairment loss of $27,228 for the nine and three months ended September 30, 2008.
     Assuming that no additional significant adverse changes in our business or credit markets occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial land, sales of non-core assets and external borrowings, will provide sufficient liquidity to fund our business for the reasonably foreseeable future.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no significant changes to our critical accounting policies and estimates during the nine and three months ended September 30, 2008 other than those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods for those fiscal years, which was January 1, 2008 for Avatar. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, which is January 1, 2009 for us. The amounts included in Avatar’s consolidated balance sheet for cash and cash equivalents, restricted cash, receivables, accounts payable, and accrued and other liabilities approximate their fair values because they are short-term. The partial adoption of SFAS No. 157 did not have, for the nine months ended September 30, 2008, and is not expected to have, for the remainder of fiscal year 2008, a material impact on our consolidated financial position or results of operations. We are currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on our consolidated financial position and results of operations.
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
     There have been no material changes in Avatar’s market risk during the nine and three months ended September 30, 2008. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2007 Annual Report on Form 10-K.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     The following table represents shares repurchased by Avatar under the stock repurchase authorizations for the three months ended September 30, 2008:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
July 1, 2008 to July 31, 2008	—	$—	—	$9,864
August 1, 2008 to August 31, 2008	—	$—	—	$9,864
September 1, 2008 to September 30, 2008	—	$—	—	$9,864

Total	—	$—	—

(1)	On March 20, 2003, Avatar’s Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of its common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, Avatar’s Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. During the three months ended September 30, 2008, Avatar did not repurchase shares of its common stock and/or the 4.50% Notes. As of September 30, 2008, the remaining authorization for purchase of shares of Avatar’s common stock and/or 4.50% Notes was $9,864. On October 13, 2008, our Board of Directors amended its June 2005 authorization to repurchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previous authorization. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. As of October 31, 2008, the remaining authorization approximates $1,900.

Item 6.	Exhibits

10.1	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.2	Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.3	Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.4	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date:	November 10, 2008	By:	/s/ Randy L. Kotler

Randy L. Kotler
Executive Vice President, Chief
Financial Officer and Treasurer

Date:	November 10, 2008	By:	/s/ Michael P. Rama

Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

10.1	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.2	Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.3	Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.4	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).