Form 10-K
period 2008-12-31
AVATAR HOLDINGS INC
filed 2009-03-16
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $188,664,294 as of June 30, 2008.
     As of March 13, 2009, there were 8,829,798 shares of common stock, $1.00 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

AVATAR HOLDINGS INC.
2008 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
     Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the continuing decline in value and the instability of the financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increasing level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; Avatar’s access to financing; geopolitical risks; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Item 1A (Risk Factors) of this Form 10-K. Active adult homes are intended for occupancy by at least one person 55 years or older.
     Dollar amounts specified herein are in thousands, except per share amounts or as otherwise indicated.
PART I
Item 1. Business
General
     Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities have been adversely affected in both markets, bringing development of our active adult and primary residential communities to their lowest level in several years. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by the current economic downturn.

Item 1. Business — continued
Business Strategy
     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as the development and construction of housing on scattered lots. However, due to the significant decline in the economy, we have increased our focus on maintaining the integrity of our balance sheet through preservation of capital, sustaining liquidity and reduction of overhead. Our development activities will be minimal as we work through the negative impacts on the homebuilding industry. We continue to evaluate the economic feasibility of other real estate activities or unrelated businesses.
Recent Business Developments
     Throughout 2008, market conditions in the homebuilding industry resulted in declining home prices, increased foreclosures, and depressed home sales. These market conditions resulted in higher than historical cancellations and declining sales contracts for Avatar. During 2008, our sales contracts, net of cancellations declined 58.7% compared to 2007.
     During the fourth quarter of 2008, the market for homes in the geographic areas in which our developments are located was severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions. Unemployment has increased significantly and consumer confidence has continued to erode. In the geographic areas in which we conduct our real estate operations, there has been a significant increase in the number of homes for sale or available for purchase or rent through foreclosures or otherwise. The price points at which these homes are available have put further downward pressure on our margins. During the fourth quarter of 2008, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the fourth quarter of 2008, we recorded impairment charges of $5,168 for housing communities relating to homes completed or under construction. We continue to manage our housing inventory levels through curtailing land development, reducing home starts and reducing selling prices to enable us to deliver completed homes.
     We evaluate our long-lived assets for impairment on a quarterly basis. During the fourth quarter of 2008, our assessment resulted in impairment charges of $51,898, which included $5,168 in impairment charges for housing communities relating to homes completed or under construction and $46,730 in impairment charges for land developed and/or held for future development or sale. Also during 2008, we recorded impairment charges relating to the Poinciana Parkway of $30,228 of which $3,000 occurred during the fourth quarter of 2008.
     We remain focused on maintaining sufficient liquidity. During the fourth quarter of 2008, we entered into two transactions with unaffiliated third parties providing for the formation of limited liability companies (LLCs); and subsequently sold developed and partially-developed land to each of the newly formed LLCs. We also acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs. In addition, during the fourth quarter of 2008, a LLC in which we own a 50% interest sold all of its real estate assets. These fourth quarter transactions generated a pre-tax loss of approximately $29,000.

Item 1. Business — continued
Real Estate Operations
     We are engaged in real estate operations as summarized below. For further information please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Active Adult Community Development
     Within the Central Florida master-planned community of Poinciana we have developed the highly-amenitized active adult communities of Solivita and Solivita West. Solivita and Solivita West incorporate the natural topography of the land, including more than 1,200 acres of wetlands and an oak hammock. These communities currently include approximately 126,000 square feet of recreation facilities including a recently-completed 19,000 square foot clubhouse, as well as two 18-hole golf courses and an active park housing a variety of sporting and games facilities.
     Due to the decline in demand we have significantly curtailed development and construction of homes in Solivita and Solivita West.
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations.”
Primary Residential Community Development
     Due to the decline in demand we have significantly curtailed development and construction of homes in our primary communities, both on scattered lots and on contiguous parcels as part of planned communities, in Florida and Rio Rico, Arizona.
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations.”
Poinciana Parkway and Toll Road
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a private toll road. Except for the toll road, the Poinciana Parkway will be owned, maintained and operated by the Counties upon completion. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction is to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to August 31, 2012 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

Item 1. Business — continued
Real Estate Operations — continued
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. During the year ended December 31, 2008, we expended approximately $13,700. As of December 31, 2008, approximately $45,538 has been expended.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 and December 31, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of December 31, 2008 to the estimated fair value of $15,310 and recognized an impairment loss of $30,228 for 2008 of which $3,000 occurred during the fourth quarter of 2008.
Commercial and Industrial and Other Operations
     We may generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana, as well as title insurance agency operations. Demand for, and values of, commercial, industrial and other land has decreased significantly.
Real Estate Assets
     Our assets consist primarily of real estate in the states of Florida and Arizona. As of December 31, 2008, we owned more than 16,700 acres of developed, partially developed or developable residential, commercial and industrial property. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.
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
Title Insurance Agency
     Prominent Title Insurance Agency, Inc., a subsidiary of Avatar Properties Inc., maintains operations in Poinciana, Florida. Services are offered to purchasers of homes from Avatar as well as unrelated parties. Due to the substantial reduction in real estate transactions, our title insurance agency operations in 2008 experienced a substantial decline in revenues and operated at a loss.
Business Segment Information
     Our business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note P to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 1. Business — continued
Employees
     As of December 31, 2008, we employed approximately 245 individuals (almost half of whom are support staff for amenity operations and maintenance) on a full-time or part-time basis, compared to 321 individuals as of December 31, 2007 and 483 as of December 31, 2006. Relations with our employees are satisfactory and there have been no work stoppages.
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
Competition
     Our residential homebuilding, planned community development and other real estate operations are subject to significant competition from distressed sales. We currently compete with foreclosure sales as well as resales by investors, speculators, foreclosing lenders and residents in our communities. For the sales of new housing units, we compete, as to price and product, with several national and regional homebuilding companies.
Item 1A. Risk Factors
     In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results. We have provided below a list of these risk factors. These are not all of the risks that we face, and other factors, including those currently considered immaterial or unknown to us, may impact our future operations.
The economic recession we are experiencing may continue for an extended period, has created greater uncertainty in our ability to forecast our business needs, and has adversely affected our business and results of operations compared to prior periods
     During the fourth quarter of 2008, the market for homes in the geographic areas in which our developments are located were severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions. Unemployment has increased significantly and consumer confidence has continued to erode. In the geographic areas in which we conduct our real estate operations, there has been a

Item 1A. Risk Factors — continued
significant increase in the number of homes for sale or available for purchase or rent through foreclosures or otherwise. The price points at which these homes are available have put further downward pressure on our margins.
     During the fourth quarter of 2008, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the fourth quarter of 2008, we recorded impairment charges of $5,168 for housing communities relating to homes completed or under construction. We continue to manage our housing inventory levels through curtailing land development, reducing home starts and reducing selling prices to enable us to deliver completed homes.
Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control
     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. We are subject to various risks, many of which are outside our control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, and increases in real estate taxes and other local government fees. We are in the midst of a severe downturn in the real estate market. The market for new single-family and multi-family residences has been weak for some time and continues to weaken.
The current economic environment has increased our deficit funding obligations for club and homeowner association obligations
     Because we fund homeowners association operating deficits and we operate our club amenities, defaults in payments of club dues and homeowner association assessments by home owners have caused us to expend additional available cash to maintain the homeowner association and club operations at their current levels. Further, due to lower than anticipated sales of homes in certain of our master planned communities, our obligations to fund our club and homeowner association operating deficits are greater than projected as there are fewer new home sales in these communities to absorb these obligations.
A continuing decline in real estate values could result in additional impairment write-downs
     Further decline of the real estate market could result in future impairments (as defined by Statement of Financial Accounting Standards No. 144) to certain of our land and other inventories. The value of the land and other inventory we currently own depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The downturn in the real estate market has caused the fair value of certain of our inventory to fall below the fair value at the time we acquired it. Because of our assessments of fair value, we have written down the carrying value of certain of our inventory, and take corresponding non-cash charges against our earnings to reflect the impaired value. If the current downturn in the real estate market continues, we may need to take additional charges against our earnings for inventory impairments. Any such non-cash charges would have an adverse effect on our consolidated results of operations.
We are concentrated geographically, which could adversely affect our business
     Our land and development activities are located in Florida and Arizona, which are among the states most adversely affected by the downturn in the residential real estate market. Development activities depend to a significant degree on the levels of immigration to Florida from outside the United States, migration to Florida from

Item 1A. Risk Factors — continued
within the United States and purchases in Florida of second and/or vacation homes. Our understanding is that recently there has been substantially less migration into Florida from within the United States than there had been in previous years.
Our access to financing may be limited
     While we have curtailed our homebuilding operations, our business is still capital intensive and requires expenditures for land and infrastructure development, housing construction, and working capital, as well as potential development opportunities. As of December 31, 2008, total consolidated indebtedness was $134,991, including $78,880 principal amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) and borrowings of $56,000 outstanding under the Amended Unsecured Credit Facility (defined below), as well as letters of credit totaling $18,708 of which $17,226 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is $6,774 as of December 31, 2008.
     We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-core assets, and existing and future financing will be sufficient to fund the anticipated operations, meet debt service and working capital requirements, and provide sufficient liquidity. We may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. However, as the capital markets have become more problematic, we cannot assure that such financing will be available or, if available, will be on favorable terms. In addition, from time to time we have obtained amendments to our Amended Unsecured Credit Facility. There can be no assurance that we will be able to obtain future amendments at favorable terms and costs.
Further decline in the capital markets or fluctuations in interest rates could have a further adverse effect on our business
     A significant majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and has been adversely affected by less favorable mortgage terms, including requirements for higher deposits and higher credit scores, the tightening of underwriting standards, decreases in investment income, limited availability of mortgage financing, and declining employment and income levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers has been affected by a decline in the capital markets. Certain lenders are imposing more stringent credit requirements. If lending restrictions continue to be tightened or the capital markets continue to decline, the ability of prospective buyers to finance home purchases may be further adversely affected, resulting in further adverse effects on our business.
Our success significantly depends on our key personnel and our ability to retain personnel
     Our business strategy requires, among other things, the retention of experienced management personnel and employees. The loss of the services of certain members of the senior and middle management team could have a material adverse effect on the success of our business strategy.

Item 1A. Risk Factors — continued
Our joint ventures and equity partnerships may not achieve anticipated results
     We may seek additional joint venture or equity partnership arrangements. A joint venture or equity partnership may involve special risks associated with the possibility that a partner or partnership at any time (i) may have economic or business interests or goals that are inconsistent with ours, (ii) may take actions contrary to our instructions or requests or contrary to our policies or objectives with respect to our real estate investments or (iii) could experience financial difficulties. Actions by a partner may have the result of subjecting property owned by the joint venture or equity partnership to liabilities in excess of those contemplated by the terms of the joint venture or equity partnership agreement or have other adverse consequences. We cannot assure that any joint venture or equity partnership arrangements will achieve the results anticipated or otherwise prove successful.
Our business is subject to substantial competition
     Our residential homebuilding, planned community development and other real estate operations are subject to significant competition from distressed sales. We currently compete with foreclosure sales as well as resales by investors, speculators, foreclosing lenders and residents in our communities. For sales of new housing units, we compete, as to price and product, with several national and regional homebuilding companies.
We are subject to extensive governmental regulation and environmental considerations
     Our business is subject to extensive federal, state and local statutes, ordinances and regulations that affect every aspect of our business such as environmental, hazardous waste and land use requirements and can result in substantial expense to the company.
Certain events could trigger the acceleration of payment of the 4.50% Notes
     Certain events could result in a default under our 4.50% Notes. These include cessation of trading of our common stock, failure to pay interest when due on our 4.50% Notes, and final judgment(s) for the payment of money in excess of $20,000 rendered against us or any of our subsidiaries if not discharged for any periods of 30 consecutive days during which a stay of enforcement is not in effect. Such default would result in the requirement for payment of the 4.50% Notes prior to the due date thereof. Our inability to make such accelerated payment could have a material adverse effect upon our business.
Failure to purchase replacement property or obtain an extension of time in which to do so could result in a reduction in available cash
     In 2006, we sold land under the threat of condemnation which we believe entitled us to defer the payment of income taxes of $23,798 from the gain on this sale. We have not yet identified replacement property although it is our intention to do so by December 31, 2009. It is possible that we may not identify and purchase such replacement property within the required time period or obtain an extension of time in which to do so which would require us to make this income tax payment and interest as of December 31, 2009 which would result in a reduction in available cash.
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
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with SFAS No. 5, “Accounting for Contingencies”, that certain claims may result in costs and expenses estimated at approximately $1,600 which has been accrued in the accompanying consolidated financial statements. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial position or results of operations.
     We have no tax-related penalties required to be disclosed in this Item 3 pursuant to Section 6707A(e) of the Internal Revenue Code.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Executive Officers of the Registrant
     Pursuant to General Instruction G(3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2009.
     The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person’s principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on May 28, 2009), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience

Gerald D. Kelfer	63	President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996; and holds various positions with subsidiaries.

Jonathan Fels	56	President, Avatar Properties Inc., since December 1997; and holds various positions with other subsidiaries.

Michael Levy	50	Executive Vice President and Chief Operating Officer, Avatar Properties Inc., since December 1997; and holds various positions with other subsidiaries.

Patricia Kimball Fletcher	51	Executive Vice President and General Counsel since January 2007; formerly Partner and Chair of Florida Real Estate and Finance Department, Duane Morris LLP, from January 2002 to December 2006; and holds various positions with subsidiaries.

Randy L. Kotler	43	Executive Vice President and Chief Financial Officer since July 2007 and Treasurer since August 2007; formerly Chief Accounting Officer of TOUSA, Inc., from May 2002 to June 2007; Senior Vice President from May 2006 to June 2007; Interim Chief Financial Officer, from May 2006 to January 2007; and Vice President from May 2002 to May 2006; and holds various positions with subsidiaries.

Juanita I. Kerrigan	62	Vice President and Secretary since September 1980; and holds various positions with subsidiaries.
     The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted. No executive officer of Avatar has any family relationship with any other executive officer or director of Avatar.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market LLC under the symbol AVTR. There were 4,472 record holders of Common Stock at February 28, 2009.
     High and low quotations, as reported, for the last two years were:

	Quotations
	2008		2007
Quarter Ended	High	Low	High	Low
March 31	$53.32	$34.95	$85.43	$61.00
June 30	$47.18	$30.29	$83.81	$68.82
September 30	$39.14	$26.54	$79.30	$49.30
December 31	$33.95	$23.39	$55.95	$38.06
     Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.
     For the three months ended December 31, 2008, Avatar repurchased shares as reflected in the following table:

					Total Number
					of Shares	Maximum
					Purchased as	Amount That
					Part of a	May Yet Be
	Total		Average		Publicly	Purchased
	Number		Price		Announced	Under the
	of Shares		Paid Per		Plan or	Plan or
Period	Purchased		Share		Program (1)	Program (1)
October 1, 2008 to October 31, 2008	—		—		—	$1,888
November 1, 2008 to November 30, 2008	—		—		—	$1,888
December 1, 2008 to December 31, 2008	107,229	(2)	$27.49	(2)	—	$30,000

Total	107,229	(2)	$27.49	(2)	—

(1)	On March 20, 2003, our Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of Avatar’s common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, our Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of our common stock. On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. As of December 31, 2008, the remaining authorization for purchase of shares of Avatar’s common stock and/or 4.50% Notes was $30,000. This repurchase authorization is not depleted by shares withheld for taxes. See (2) below.

(2)	Represents shares of common stock repuchased by Avatar upon vesting of employee restricted stock in order to satisfy the tax withholding obligations.

Item 6. Selected Financial Data
FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	At or for the Years ended December 31
	2008	2007	2006	2005	2004(1)
Statement of Operations Data
Revenues	$112,011	$291,416	$835,079	$516,848	$334,205

Income (loss) from continuing operations before income taxes and discontinued operations	($138,031)	$34,680	$258,752	$87,189	$37,956

Income tax (expense) benefit	30,806	(13,297)	(84,026)	(29,990)	(12,678)

Income (loss) from continuing operations	(107,225)	21,383	174,726	57,199	25,278

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $8,322 and $6,465 for 2005 and 2004, respectively)	—	—	—	9,562	6,905
Income tax (expense) benefit	—	—	—	(3,634)	(2,624)

Income from discontinued operations	—	—	—	5,928	4,281

Net income (loss)	($107,225)	$21,383	$174,726	$63,127	$29,559

Basic Earnings (Loss) Per Share Data
Income (loss) from continuing operations	($12.54)	$2.57	$21.33	$7.10	$2.98
Income from discontinued operations	—	—	—	0.73	0.51

Net income (loss)	($12.54)	$2.57	$21.33	$7.83	$3.49

Diluted Earnings (Loss) Per Share Data
Income (loss) from continuing operations	($12.54)	$2.22	$16.59	$5.72	$2.69
Income from discontinued operations	—	—	—	0.56	0.41

Net income (loss)	($12.54)	$2.22	$16.59	$6.28	$3.10

Balance Sheet Data
Cash and cash equivalents	$175,396	$192,258	$203,760	$38,479	$29,498

Total assets	$590,860	$706,541	$751,072	$626,410	$508,264

Notes, mortgage notes and other debt	$134,991	$130,766	$136,925	$144,107	$139,384

Stockholders’ equity	$421,629	$527,703	$505,356	$312,892	$246,235

Shares outstanding	8,829,798	8,525,412	8,193,736	8,179,463	8,058,129

Stockholders’ equity per share	$47.75	$61.90	$61.68	$38.25	$30.56

(1)	During the fourth quarter of 2005, we sold our utility operations in Arizona, our shopping center in Poinciana and our mini storage facility in Poinciana. As a result of these sales, the results of operations have been reclassified as discontinued operations to conform to the 2005 presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)
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
OVERVIEW
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities have been adversely affected in both markets, bringing development of our active adult and primary residential communities to their lowest level in several years. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by the current economic downturn.
     Our assets consist primarily of real estate in the states of Florida and Arizona. As of December 31, 2008, we owned more than 16,700 acres of developed, partially developed or developable residential, commercial and industrial property. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.
     Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.
     While we have curtailed our homebuilding operations, our business is still capital intensive and requires expenditures for land and infrastructure development, housing construction, and working capital, as well as potential development opportunities.
     Throughout 2008, market conditions in the homebuilding industry resulted in declining home prices, increased foreclosures, and depressed home sales. These market conditions resulted in higher than historical cancellations and declining sales contracts for Avatar. During 2008, our sales contracts, net of cancellations declined 58.7%, compared to 2007.
     During the fourth quarter of 2008, the market for homes in the geographic areas in which our developments are located was severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions. Unemployment has increased significantly and consumer confidence has continued to erode. In the geographic areas in which we conduct our real estate operations, there has been a significant increase in the number of homes for sale or available for purchase or rent through foreclosures or otherwise. The price points at which these homes are available have put further downward pressure on our margins. During the fourth quarter of 2008, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the fourth quarter of 2008, we recorded impairment charges of $5,168 for housing communities relating to homes completed or under construction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
     During the fourth quarter of 2008, we entered into two transactions with unaffiliated third parties providing for the formation of LLCs; and subsequently sold developed and partially-developed land to each of the newly formed LLCs. We also acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs. In addition, during the fourth quarter of 2008, a LLC in which we own a 50% interest sold all of its real estate assets. These transactions generated a pre-tax loss of approximately $29,000.
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the fourth quarter of 2008, our assessment resulted in impairment charges of $51,898, which included $5,168 in impairment charges for housing communities relating to homes completed or under construction and $46,730 in impairment charges for land developed and/or held for future development or sale. Also during 2008, we recorded impairment charges relating to the Poinciana Parkway of $30,228 of which $3,000 occurred during the fourth quarter of 2008.
     On March 27, 2008, we amended our unsecured credit agreement which resulted in a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000 subject to certain conditions and lender approval). As of December 31, 2008, we had borrowings of $56,000 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $18,708 of which $17,226 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is $6,774 as of December 31, 2008.
Fiscal Year 2009 Outlook
     During 2008, our homebuilding results reflect the continued deterioration of conditions in the Florida and Arizona housing markets characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale, the tightening of mortgage underwriting standards, the increase in foreclosures and pending foreclosures, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience lower traffic, significant cancellations, higher incentives and lower margins as compared to prior years. As a result of the worsening credit market, we have experienced additional tightening of the availability of mortgage financing for buyers in our communities, a rise in foreclosures and anticipated foreclosures and substantially higher delinquencies on homeowner association and club membership dues. Our profits on the sale of homes and the number of homes we sell continue to decline as we offer lower prices and higher discounts to meet competitive pricing and declining demand. During the fourth quarter of 2008, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the fourth quarter of 2008, we recorded impairment charges of $5,168 for housing communities relating to homes completed or under construction. We believe that housing market conditions will continue to be difficult and may deteriorate further into 2009. Demand for, and values of, commercial, industrial and other land has decreased significantly.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
     Additionally, for 2008 we incurred operating losses from our homebuilding business, excluding impairment charges. While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations during 2009. We anticipate such operating losses for 2009 will be greater than such losses incurred during 2008. We believe that we have sufficient available cash to fund these losses for 2009.
     We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by 58% to 245 full-time and part-time employees (almost half of whom are support staff for amenity operations and maintenance) from 585 full-time and part-time employees.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. We remain focused on maintaining sufficient liquidity. We continue to carefully manage our inventory levels through curtailing land development, reducing home starts and reducing prices of completed homes. Our strategy also includes the monetization of commercial and industrial land from our holdings, and the possible sale of certain residential land to bring forward future cash flows from what would otherwise constitute long-term residential developments.
Residential Real Estate
     Revenues and sales data derived from primary and active adult homebuilding operations for the years ended December 31, 2008, 2007 and 2006 are summarized under “Results of Operations.”
Residential Community Development
     Active Adult Communities
     Our active adult communities of Solivita and Solivita West are located in Poinciana, Florida, approximately 21 miles south of Orlando and 20 miles from Walt Disney World. At Solivita and Solivita West, we have developed approximately 126,000 square feet of recreation facilities including a recently-completed 19,000 square foot clubhouse. These communities contain a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café, other meeting and ballroom facilities, and two 18-hole golf courses. The community’s active park houses a variety of sporting and games facilities, including an official softball field, half-court basketball court, pickleball courts and tennis courts.
     Solivita opened during the second quarter of 2000. During December 2004, we commenced the development of an expansion of Solivita, Solivita West, on 907 acres of land in Poinciana acquired in 2003. Sales of single-family units commenced during the first quarter of 2005 and closings commenced during 2006.
     From inception, we have closed 3,302 homes in Solivita and Solivita West, and approximately 5,700 individuals resided in the communities as of December 31, 2008.
     Due to the decline in demand, we have significantly curtailed development and construction of homes in Solivita and Solivita West.
     During 2008, we signed 76 contracts, net of cancellations, at Solivita and Solivita West, with net sales value of approximately $17,665 (see “Results of Operations”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
     Primary Residential Development
     Due to the decline in demand, we have significantly curtailed development and construction of homes in our primary communities, both on scattered lots and on contiguous parcels as part of planned communities, in Florida and Rio Rico, Arizona. Our primary residential developments are located at Poinciana and Bellalago in central Florida near Orlando; Terralargo in Lakeland, Florida; and at Rio Rico, south of Tucson, Arizona. Additionally, we have other residential communities which are in various stages of planning and development.
Poinciana Parkway and Toll Road
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a private toll road. Except for the toll road, the Poinciana Parkway will be owned, maintained and operated by the Counties upon completion. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction is to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to August 31, 2012 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. During the year ended December 31, 2008, we expended approximately $13,700. As of December 31, 2008, approximately $45,500 has been expended.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 and December 31, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of December 31, 2008 to the estimated fair value of $15,310 and recognized an impairment loss of $30,228 for 2008 of which $3,000 occurred during the fourth quarter of 2008.
Commercial and Industrial and Other Land Sales
     We also generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana, and other land sales. Revenues from commercial and industrial and other land sales, vary from year to year depending upon demand, ensuing negotiations and timing of closings. Demand for, and values of, commercial, industrial and other land has decreased significantly.
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
Revenue Recognition
     As discussed in Note A to the Consolidated Financial Statements, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial and continuing investment is adequate, all financing is considered collectible and there is no significant continuing involvement. As a result, our revenue recognition process does not involve significant judgments or estimations.
Impairments of Long-Lived Assets
     Each reporting period, we review our long-lived assets for indicators of impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The long-lived assets that we evaluate are our Land and Other Inventories, Property and Equipment and the Poinciana Parkway. The following is a discussion of each of these types of long-lived assets:
     Impairments of Land and Other Inventories
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. In accordance with SFAS No. 144, Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value. Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction is substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon United States generally accepted accounting principles.
     For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.
     For assets held for sale (such as completed speculative housing inventory), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.
     Fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rates used in the determination of fair value range from 15-20%. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the fourth quarter of 2008, our impairment assessment resulted in impairment charges of $51,898, which included $5,168 in impairment charges for housing communities relating to homes completed or under construction and $46,730 in impairment charges for land developed and/or held for future development or sale. As of December 31, 2008, other than the Land and Other Inventories that we determined to be impaired, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.
     The impairment charges during the fourth quarter of 2008 reflect the housing market conditions, including a significant oversupply of homes available for sale, tighter credit standards, higher foreclosure activity and heightened competition. We have experienced difficulty in selling homes at a profit causing us to reduce prices to achieve desired sales levels. Our selling prices of homes, including the lots on which they are built, and contribution margins, which are significant assumptions utilized in the development of our impairment models, have significantly declined during fourth quarter of 2008. Contribution margins are defined as house sales prices less direct production costs including closing costs and commissions. During the fourth quarter of 2008, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the fourth quarter of 2008, we recorded impairment charges of $5,168 for housing communities relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:
•    Primary Residential Communities
The average price on sales closed from primary residential homebuilding operations has decreased approximately 19% from $323 in 2006 to $263 in 2008. Our average sales price on sales contracts entered into during the fourth quarter of 2008 declined to approximately $250 as compared to the full year average of $263. Additionally, the average contribution margin on closings from primary residential homebuilding operations has declined from approximately 34% in 2006 to approximately 12% in 2008.

For our primary residential communities, assuming no change to our estimated costs and expenses, a decline in our estimated average sales price in the range of 8 to 14% over the remaining lives of the communities, which average in excess of five years, could result in future impairment charges. This does not include potential impairment charges for homes completed or under construction.
•    Active Adult Communities
The average price on sales closed from active adult homebuilding operations has decreased approximately 8% from $298 in 2006 to $273 in 2008. Our average sales price on sales contracts entered into during the fourth quarter of 2008 declined to approximately $210 as compared to the full year average of $273. Additionally, the average contribution margin on closings from active adult homebuilding operations has declined from approximately 33% in 2006 to approximately 27% in 2008.

For our active adult homebuilding communities, assuming no change to our estimated costs and expenses, a decline in our estimated average sales price in the range of 8 to 10% over the remaining lives of the communities, which exceed ten years, could result in future impairment charges. This does not include potential impairment charges for homes completed or under construction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the year ended December 31, 2008 include operating expenses relating to the operation of our amenity operations in our communities as well as divisional overhead not associated with specific communities.
     Our active adult and primary residential communities are generally large master-planned communities in central Florida and in southeast Arizona. Many of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, increased foreclosures, and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult and primary residential communities on average is in excess of ten and five years, respectively. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
     Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.
     Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities. We anticipate these future communities will be large master-planned communities similar to our current active adult and/or primary residential communities. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, increased foreclosures, and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. Build-out of our land held for future development on average is in excess of five years. There are a

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
     Declines in market values below those realized from our current sales prices and estimations could result in future impairment.
     Impairments of Property and Equipment
     Property and Equipment are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost. Repairs and maintenance are expensed as incurred.
     Property and Equipment includes the cost of amenities owned by us. Property and Equipment placed in service is depreciated by the straight-line method over the useful lives of the assets when these assets are placed in service. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us also include interest cost incurred during development and construction.
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities. As of December 31, 2008 and 2007, no impairments existed for Property and Equipment.
     Impairments of Poinciana Parkway
     Poinciana Parkway includes expenditures for right-of-way acquisition, development, construction and direct and allocated costs. Poinciana Parkway also includes interest cost incurred during development and construction.
     For the Poinciana Parkway, indicators of impairment are general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as anticipated estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 and December 31, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of December 31, 2008 to the estimated fair value of $15,310 and recognized an impairment loss of $30,228 for 2008 of which $3,000 occurred during the fourth quarter of 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
Investment in and Notes Receivable from Unconsolidated Entities
     The FASB issued Interpretation No. 46(R) (FIN 46(R)) to clarify the application of FIN 46, “Consolidation of Variable Interest Entities” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (VIEs), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under FIN 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. Our investments in these entities may create VIEs, depending on the contractual terms of the arrangement. We analyze these entities in accordance with FIN 46(R) when they are entered into or upon a reconsideration event. For entities determined to be VIEs, Avatar is not the primary beneficiary. All of such entities in which we had an equity interest at December 31, 2008 and 2007 are accounted for under the equity method.
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
     SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the SFAS No. 109 more-likely-than-not realization threshold. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives. Based on our assessment, the uncertain and volatile market conditions and the fact that we are now in a cumulative loss position over the evaluation period, we recorded a deferred tax asset valuation allowance of $22,594 during the year ended December 31, 2008. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
Estimated Development Liability
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold. The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $710, $386 and $1,086 during 2008, 2007 and 2006, respectively, associated with these obligations. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.
Share-Based Compensation
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the Incentive Plan) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of Avatar. Generally, the exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
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
     The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under SFAS No. 123(R), the fair value of awards of restricted stock and units which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. Under SFAS No. 123(R), the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). Under SFAS No. 123(R), the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements” (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods for those fiscal years, which was January 1, 2008 for Avatar. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, which is January 1, 2009 for us. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations for the year ended December 31, 2008. We are currently evaluating the impact of adopting the remaining provisions of SFAS No. 157 which we do not expect to have a material impact on our consolidated financial position or results of operations.
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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66. Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 became effective for the first annual reporting period beginning after March 15, 2007, which was January 1, 2008 for us. Generally, EITF 06-8 is not applicable to homebuilding operations. The adoption of EITF 06-8 did not impact our consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, “Business Combinations” (SFAS No. 141), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning after December 15, 2008, which is January 1, 2009 for us, and will be applied prospectively.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is January 1, 2009 for us. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial position or results of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES — continued
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities", regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning December 1, 2008, which is January 1, 2009 for us. SFAS No. 161 is related to disclosure only and will not impact our consolidated financial position or results of operations.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years and requires retrospective application. This FSP is effective January 1, 2009 for us. We are currently evaluating the impact of adopting FSP No. APB 14-1 as it relates to the 4.50% Notes.
     In June 2008, the FASB issued FSP No. EITF 03-6-1. Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. This FSP is effective January 1, 2009 for us. We are currently evaluating the impact of adopting FSP No. EITF 03-6-1 on our earnings per share.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (SFAS No. 140), and FIN 46(R) are finalized and approved by the FASB. This FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46(R) by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective January 1, 2009 for us. This FSP is related to disclosure only and will not impact our consolidated financial position or results of operations.

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
     The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2008	2007	2006
Operating income (loss):
Primary residential
Revenues	$38,217	$158,642	$447,487
Expenses (1)	80,699	136,889	316,409

Net operating income (loss)	(42,482)	21,753	131,078

Active adult communities
Revenues	42,491	92,180	241,866
Expenses (2)	48,491	78,527	182,911

Net operating income (loss)	(6,000)	13,653	58,955

Commercial and industrial and other land sales
Revenues	20,165	27,476	133,466
Expenses	30,319	5,606	25,161

Net operating income (loss)	(10,154)	21,870	108,305

Other operations Revenues	1,537	3,215	7,405
Expenses	1,530	2,581	4,420

Net operating income	7	634	2,985

Operating income (loss)	(58,629)	57,910	301,323

Unallocated income (expenses):
Interest income	2,453	8,144	3,363
Gain on repurchase of 4.50% Notes	6,931	—	—
Equity loss from unconsolidated entities	(7,812)	(60)	(193)
General and administrative expenses	(22,388)	(25,387)	(36,306)
Interest expense	(2,993)	(172)	—
Other real estate expenses, net	(8,424)	(5,755)	(9,435)
Impairment of the Poinciana Parkway	(30,228)	—	—
Impairment of land developed or held for future development	(16,941)	—	—

Income (loss) from operations	(138,031)	34,680	258,752
Income tax benefit (expense)	30,806	(13,297)	(84,026)

Net income (loss)	($107,225)	$21,383	$174,726

(1)	Includes impairment charges of approximately $34,332 and $2,469 for 2008 and 2007, respectively.

(2)	Includes impairment charges of approximately $625 and $1,685 for inventory and goodwill, respectively, for 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from closings for the single-family primary residential and active adult homebuilding segments for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

			Average Price Per
Years ended December 31,	Number of Units	Revenues	Unit

2008
Primary residential	136	$35,803	$263
Active adult communities	111	30,257	$273

Total	247	$66,060	$267

2007
Primary residential	535	$154,599	$289
Active adult communities	245	81,330	$332

Total	780	$235,929	$302

2006
Primary residential	1,347	$435,539	$323
Active adult communities	775	231,039	$298

Total	2,122	$666,578	$314

     Data from contracts signed for the single-family primary residential and active adult homebuilding segments for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

			Contracts Signed,
	Gross Number of		Net of		Average Price Per
Years ended December 31,	Contracts Signed	Cancellations	Cancellations	Dollar Value	Unit

2008
Primary residential	147	67	80	$19,343	$242
Active adult communities	119	43	76	17,665	$232

Total	266	110	156	$37,008	$237

2007
Primary residential	508	233	275	$60,060	$218
Active adult communities	154	51	103	31,707	$308

Total	662	284	378	$91,767	$243

2006
Primary residential	794	425	369	$136,118	$369
Active adult communities	329	92	237	85,089	$359

Total	1,123	517	606	$221,207	$365

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
     Backlog for the single-family primary residential and active adult homebuilding segments as of December 31, 2008, 2007 and 2006 is summarized as follows:

			Average Price Per
As of December 31,	Number of Units	Dollar Volume	Unit

2008
Primary residential	16	$4,602	$288
Active adult communities	40	11,477	$287

Total	56	$16,079	$287

2007
Primary residential	72	$21,062	$293
Active adult communities	75	24,069	$321

Total	147	$45,131	$307

2006
Primary residential	332	$115,600	$348
Active adult communities	217	73,692	$340

Total	549	$189,292	$345

     The number of net housing contracts signed during the year ended December 31, 2008 compared to the same period in 2007 declined by 58.7%, while the dollar value of housing contracts signed declined by 59.7%. The number of net housing contracts signed during the year ended December 31, 2007 compared to the same period in 2006 declined by 37.6%, while the dollar value of housing contracts signed declined by 58.5%. The decline in housing contracts signed for the year ended December 31, 2008 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and assets being sold by lenders, and an increasing use of various sales incentives by residential builders in our markets, including Avatar. We continue to experience significant cancellations of home sales contracts. During the year ended December 31, 2008, cancellations of previously signed contracts totaled 110 compared to 284 during the year ended December 31, 2007. As a percentage of the gross number of contracts signed, this represents 41% and 43%, respectively.
     As of December 31, 2008, our inventory of unsold (speculative) homes, both completed and under construction, was 233 units compared to 241 units as of December 31, 2007. As of December 31, 2008, approximately 88% of unsold homes were completed compared to approximately 45% as of December 31, 2007. As of December 31, 2007, our inventory of unsold (speculative) homes, both completed and under construction, was 241 units compared to 310 units as of December 31, 2006. As of December 31, 2007, approximately 45% of unsold homes were completed compared to approximately 100% as of December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
     During the year ended December 31, 2008 compared to the year ended December 31, 2007, the number of homes closed decreased by 68.3% and the related revenues decreased by 72.0%. We anticipate that we will close in excess of 80% of the homes in backlog as of December 31, 2008 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term. During the year ended December 31, 2007 compared to the year ended December 31, 2006, the number of homes closed decreased by 63.2% and the related revenues decreased by 64.6%.
     In general, prices of homes sold during 2008 ranged from approximately $100 to approximately $625 in our primary residential operations. At Solivita and Solivita West, prices ranged from approximately $130 to approximately $500 on homes sold during 2008. Closings on to-be-built homes generally occur within 180 to 210 days from sale. Closings on speculative homes generally occur within 30 to 60 days from sale.
Fiscal Year 2008 Compared to Fiscal Year 2007
     Net income (loss) for the years ended December 31, 2008 and 2007 was ($107,225) or ($12.54) per basic and diluted share and $21,383 or $2.22 per diluted share ($2.57 per basic share), respectively. The decrease in net income for 2008 compared to 2007 was primarily due to impairment charges recorded during 2008 of $83,811 consisting of $51,899 from Land and Other Inventories, $30,228 related to the Poinciana Parkway and $1,685 related to goodwill. Also contributing to the decrease was a loss from operations in 2008 as compared to income from operations in 2007 in primary residential operations; active adult operating results; commercial and industrial and other land sales; and other operations. We also had increases in interest expense and other real estate expenses as well as decreases in interest income which caused net income to decrease in 2008 compared to 2007. The decreases in net income were partially mitigated by decreases in general and administrative expenses and an increase in other revenue.
     Revenues from primary residential operations decreased $120,425 or 75.9% during 2008 compared to 2007. Expenses from primary residential operations decreased $56,190 or 41.0% during 2008 compared to 2007. The decrease in revenues is primarily attributable to decreased closings and average sales prices in our primary residential homebuilding communities. The decrease in expenses is attributable to lower volume of closings partially mitigated by impairment losses of approximately $34,332 of which $4,543 is related to homes completed or under construction and $29,789 is related to land developed and/or held for future development in our primary residential homebuilding operations. The average sales price on closings from primary residential homebuilding operations for 2008 was $263 compared to $289 for 2007. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for 2008 was approximately 12% compared to approximately 26% for 2007. Included in the results from primary residential operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities. We have also incurred higher expenditures to fund homeowner association operating deficits.
     Revenues from active adult operations decreased $49,689 or 53.9% during 2008 compared to 2007. Expenses from active adult operations decreased $30,036 or 38.2% during 2008 compared to 2007. The decrease in revenues is attributable to decreased closings and average closing prices. The decrease in expenses is attributable to lower volume of closings partially mitigated by impairment losses of approximately $625 related to homes completed or under construction in our active adult homebuilding operations and a goodwill impairment loss of $1,685. The average sales price on closings from active adult homebuilding operations for 2008 was $273 compared to $332 for 2007. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for 2008 was approximately 27% compared to approximately 33% for 2007. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities. We have also incurred higher expenditures to fund homeowner association operating deficits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
     The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. During 2008, revenues from commercial and industrial and other land sales decreased $7,311 compared to 2007. For the year ended December 31, 2008, pre-tax profits (loss) from sales of commercial, industrial and other land were ($10,154) on revenues of $20,165. Expenses from commercial and industrial and other land sales increased $24,713 during 2008 compared to 2007. Included in the caption Expenses are cost of land sold, commissions related to these sales and consulting and legal fees.
     For the year ended December 31, 2008, pre-tax profits from commercial and industrial land were $4,916 on aggregate revenues of $5,785. Pre-tax profits (loss) on sales of other land during the year ended December 31, 2008 were ($20,958) on aggregate revenues of $8,380. During 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third-party that historically generated revenues to Avatar of approximately $600 per annum. Therefore, this sale is classified for financial statement purposes as a sale of other land. Pre-tax profits on this sale was $5,888 on revenues of $6,000.
     During the fourth quarter of 2008, we identified several assets (land) that we would be willing to sell to maximize our liquidity. The pre-tax loss from other land sales was primarily attributable to our decision to sell certain land. More specifically, we entered into two transactions with third parties providing for the formation of LLCs; and subsequently sold developed and partially-developed land to each of the newly formed LLCs. We also acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs. These transactions generated a pre-tax loss of approximately $21,487. For the year ended December 31, 2007, pre-tax profits from commercial and industrial land were $19,939 on aggregate revenues of $23,577. Pre-tax profits on sales of other land during the year ended December 31, 2007 were $1,931 on aggregate revenues of $3,899.
     During 2008, an entity in which we own a 50% interest sold all of its real estate assets. This sale generated a pre-tax loss of approximately $7,100. This loss is included in our equity loss from unconsolidated entities of $7,812 for 2008.
     Revenues from other operations decreased $1,678 or 52.2% during 2008 compared to 2007. Expenses from other operations decreased $1,051 or 40.7% during 2008 compared to 2007. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations due to reduced closings.
     Interest income decreased $5,691 or 69.9% during 2008 compared to 2007. The decrease was primarily attributable to decreased interest rates earned on our cash and cash equivalents and lower balances of cash and cash equivalents during 2008 compared to 2007.
     During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. This repurchase resulted in a pre-tax gain during the fourth quarter of 2008 of approximately $6,931 including the write-off of approximately $1,000 of deferred finance costs.
     General and administrative expenses decreased $2,999 or 11.8% during 2008 compared to 2007. The decrease was primarily due to decreases in compensation expense resulting from the reduction of employees and professional fees. Partially offsetting the decrease was an increase in share-based compensation expense of $393 and accrual for pending litigation claims of $650. The increase in share-based compensation was due to the recording of $1,089 in accordance with SFAS No. 123(R) as a result of amendments to performance conditioned restricted stock units, previously granted to certain employees, which converted into an equal number of shares of restricted common

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
stock. Each employee made an Internal Revenue Code Section 83(b) election (the Section 83(b) election) with respect to all the shares of restricted stock, Avatar agreed to vest a number of shares of restricted stock having a value approximately equal to the tax withholding amount required as a result of the Section 83(b) election, at the minimum statutory withholding rates applicable to the employee, and such shares were repurchased by Avatar. The terms, conditions and restrictions of the restricted stock, including the vesting and forfeiture provisions, under the amended agreements are otherwise substantially the same as those that were applicable under the restricted stock unit agreements except that each employee, as an owner of this restricted stock, generally has the rights of an Avatar common stockholder, including voting and dividend rights (except that dividends on unvested shares of restricted stock generally are forfeited unless such shares ultimately vest).
     Interest expense increased $2,821 for 2008 compared to 2007. The increase in interest expense for 2008 is primarily attributable to the decrease in the amount of interest expense capitalized due to declines in development and construction activities in our various projects.
     Other real estate expenses, net, representing real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, increased by $2,669 or 46.3% during 2008 compared to 2007. The increase is primarily attributable to a decrease in miscellaneous income collected during 2008 compared to 2007. Also contributing to the increase is charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During 2008, we recorded charges of $710 compared to $386 during 2007. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 and December 31, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we reduced the carrying value of the Poinciana Parkway as of December 31, 2008 to the estimated fair value of $15,310 and recognized an impairment loss of $30,228 for 2008 of which $3,000 occurred during the fourth quarter of 2008.
     We reviewed the recoverability in accordance with SFAS No. 144 of the carrying value of land developed or held for future development not allocated to a reportable segment. Based on our review, we determined the estimated future undiscounted cash flows of certain land developed or held for future development was less than its carrying value. Therefore, we reduced the carrying value as of December 31, 2008 to the estimated fair value and recognized an impairment loss of $16,941 for 2008.
     Income tax expense (benefit) was provided for at an effective tax rate of 22.3% for 2008 compared to 38.3% for 2007. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning strategies. Based on our assessment, the uncertain and volatile market conditions and the fact that we are now in a cumulative loss position over the evaluation period, we recorded a deferred tax asset valuation allowance of $22,594 during the year ended December 31, 2008. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS — continued
Fiscal Year 2007 Compared to Fiscal Year 2006
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
     Revenues from primary residential operations decreased $288,845 or 64.5% during 2007 compared to 2006. Expenses from primary residential operations decreased $179,520 or 56.7% during 2007 compared to 2006. The decrease in revenues is primarily attributable to decreased closings at Poinciana, Bellalago and Rio Rico partially mitigated by the commencement of closings at Terralargo. The decrease in expenses is attributable to lower volume of closings partially mitigated by impairment losses of approximately $2,500 recognized on the carrying value of inventory (as discussed above). The average sales price on closings from primary residential homebuilding operations for 2007 was $289 compared to $323 for 2006. The average contribution gross margin on closings from active adult homebuilding operations for 2007 was approximately 26% compared to approximately 34% for 2006.
     Revenues from active adult operations decreased $149,686 or 61.9% during 2007 compared to 2006. Expenses from active adult operations decreased $104,384 or 57.1% during 2007 compared to 2006. The decrease in revenues is attributable to decreased closings partially mitigated by higher average closing prices. The decrease in expenses is attributable to lower volume of closings. The average sales price on closings from active adult homebuilding operations for 2007 was $332 compared to $298 for 2006. The average contribution margin on closings from active adult homebuilding operations for 2007 was approximately 33% compared to 33% for 2006.
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
     Equity in earnings (loss) from unconsolidated entities represents our proportionate share of profits and losses from our investment in unconsolidated entities whereby we account for our investment under the equity method. The decline as compared to the corresponding periods in the prior year was primarily attributable to the substantial completion of the Ocean Palms Joint Venture during 2006.
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
     Income tax expense was provided for at an effective tax rate of 38.3% for 2007 compared to 32.5% for 2006. As of December 31, 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance during 2006. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets. We have not yet identified replacement property although it is our intention to do so by December 31, 2009. It is possible that we may not identify and purchase such replacement property within the required time period or obtain an extension of time on which to do so which would require us to make this income tax payment and interest as of December 31, 2009. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.
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
     With the continuing deterioration in the residential land and housing values in Florida and Arizona, we are focused on maintaining sufficient liquidity. During the fourth quarter of 2008, we entered into two transactions with unaffiliated third parties providing for the formation of LLCs. We subsequently sold developed and partially-developed land to each of the newly formed LLCs. We also acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs. In addition, during the fourth quarter of 2008, a LLC in which we own a 50% interest sold all of its real estate assets. These fourth quarter transactions generated a pre-tax loss of approximately $29,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of December 31, 2008, the amount of cash and cash equivalents available totaled $175,396, substantially generated through homebuilding operations, sales of commercial and industrial properties, and sales of other properties, including the Ocala property in December 2006. During 2008, we spent approximately $28,000 for the repurchase of 4.50 % Notes, $16,000 to repay real estate debt, $13,700 on the Poinciana Parkway, $4,500 for payment of withholding taxes related to restricted stock and units repurchased or withheld, $1,700 for the investment in unconsolidated joint ventures, and $9,000 to fund operating deficits. Also during 2008, we drew $56,000 from the Amended Unsecured Credit Facility which was outstanding as of December 31, 2008.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities, and sales of various homebuilding product lines within those communities and other developments.
     In 2008, net cash used in operating activities amounted to $8,993. Our use of cash is primarily attributable to payments of accounts payable and accrued liabilities of $5,188 and a decrease in customer deposits of $1,305. Net cash used in investing activities amounted to $16,174 as a result of expenditures of $803 for investments in property and equipment primarily for amenities, expenditures of $13,745 on the Poinciana Parkway and investment in unconsolidated entities of $1,626. Net cash provided by financing activities of $8,305 resulted from proceeds of $56,000 and $500 from the Amended Unsecured Credit Facility and exercise of stock options, respectively. Partially offsetting the cash provided by financing activities was $28,112 used for the repurchase of 4.50% Notes, $15,855 used for the repayment of real estate debt and $4,493 used for withholding taxes related to restricted stock and units repurchased or withheld.
     In 2007, net cash provided by operating activities amounted to $29,511, primarily as a result of net income of $21,383, the decrease in land and other inventories of $34,119 and the decrease in receivables of $6,594. Partially offsetting net cash provided by operating activities is the decrease in accounts payable and accrued liabilities of $36,404 and a reduction in customer deposits of $13,435. Net cash used in investing activities amounted to $32,267 as a result of expenditures of $8,318 for investments in property and equipment primarily for amenities, and expenditures of $23,648 on the Poinciana Parkway. Net cash used by financing activities of $8,746 resulted from the payment of $6,159 for withholding taxes related to restricted stock units and earnings participation stock awards, the repurchase for $4,857 of $5,000 principal amount of 4.50% Notes, the repayment of $959 in real estate debt and the purchase of $965 of treasury stock. Partially offsetting net cash used by financing activities is proceeds of $2,100 from the exercise of stock options and $2,094 as a result of excess income tax benefits from the exercise of stock options and restricted stock units.
     In 2006, net cash provided by operating activities amounted to $167,807, primarily as a result of net income of $174,726 and distributions of earnings from an unconsolidated entity of $29,038, proceeds from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture and proceeds of $11,092 from the collection of receivables. Partially offsetting net cash provided by operating activities is the increase in land and other inventories of $51,571 and decrease in customer deposits of $39,446. Contributing to the increase in inventories for 2006 were land acquisitions of approximately $18,300 and expenditures on construction and land development of $33,271. Net cash provided by investing activities amounted to $4,266 primarily as a result of distributions of capital from an unconsolidated entity of $20,000 and return of advances of $4,910 from a promissory note to our Ocean Palms Joint Venture member offset by expenditures of $12,878 for investments in property and equipment primarily for amenities, and expenditures of $6,733 related to the Poinciana Parkway, as well as expenditures of $1,033 for investments in unconsolidated entities. Net cash used in financing activities of $6,792 resulted from repayment of $17,182 in real estate debt, partially offset by borrowings of $10,000 from a revolving line of credit and proceeds of $250 from the exercise of stock options.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     In 2006, we sold land under the threat of condemnation which we believe entitled us to defer the payment of income taxes of $23,798 from the gain on this sale. We have not yet identified replacement property although it is our intention to do so by December 31, 2009. It is possible that we may not identify and purchase such replacement property within the required time period or obtain an extension of time in which to do so which would require us to make this income tax payment and interest as of December 31, 2009.
     As of December 31, 2008, the amount of our borrowings totaled $134,991 compared to our borrowings of $130,766 as of December 31, 2007. At December 31, 2008, our borrowings of $134,991 consisted of $78,880 of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), $56,000 outstanding under the Amended Unsecured Credit Facility and $111 of 5.50% community development district term bond obligations due 2010. On January 4, 2008, we repaid in full the $15,730 6% purchase money mortgage due 2009 without pre-payment penalty. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and for the quarter beginning January 1, 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. This repurchase resulted during the fourth quarter of 2008 in a pre-tax gain of approximately $6,900 including the write-off of approximately $1,000 of deferred finance costs. Following this repurchase, $78,880 principal amount of the 4.50% Notes remain outstanding.

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
     On March 27, 2008, we entered into an Amended and Restated Credit Agreement, by and among our wholly-owned subsidiary, Avatar Properties Inc., as borrower, Wachovia Bank, National Association (as a lender and as administrative agent on behalf of the lenders), and certain financial institutions as lenders (the “Amended Unsecured Credit Facility”). This agreement amended and restated the Credit Agreement, dated as of September 20, 2005, as amended. The amendment was made in anticipation of not meeting certain covenants and/or conditions in the Credit Agreement.
     The principal changes effected by the Amended Unsecured Credit Facility included:
•	a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000, subject to certain conditions and lender approval);

•	an approval for us to obtain financing for the Poinciana Parkway of up to $140,000, subject to certain conditions;

•	modifications to certain covenants including: (i) reducing the minimum adjusted EBITDA/Debt Service ratio (as defined) from 2.75 to 2.0, and providing for an alternative requirement of maintaining a maximum leverage ratio and minimum liquidity level if the minimum adjusted EBITDA/Debt Service ratio cannot be maintained; (ii) reducing the Leverage Ratio (as defined) from 2.0 to 1.75, and allowing us to net unrestricted cash in excess of $35,000 against outstanding debt in determining total liabilities; and (iii) amending our covenant regarding speculative homes and models whereby if we maintain a Leverage Ratio (as defined) of 1.0 or less, we have no financial covenant as to the number of speculative homes and models we can maintain; however, if our Leverage Ratio exceeds 1.0, the number of speculative homes and models cannot exceed 35% of unit closings for the trailing twelve month period; and

•	an increased pricing of the facility as follows: (i) the LIBOR Margin is increased from a range of 1.75% to 2.25% to a range of 2.0% to 2.75%, and depending on our EBITDA/Debt Service ratio, our rate on outstanding borrowings could be increased up to an additional 50 basis points; (ii) our fee for outstanding letters of credit increased from 1% to 50 basis points below our LIBOR Margin; and (iii) our unused fee changed from 25 basis points to a range of 25 basis points to 50 basis points, depending on our usage.
     In accordance with EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the reduction in the amount of the borrowing capacity from $125,000 to $100,000 required us to write-off approximately $85 of deferred finance costs during the first quarter of 2008. In connection with the Amended Unsecured Credit Facility, we incurred and capitalized fees of $655. These fees along with unamortized deferred finance costs will be amortized through the maturity date of September 20, 2010.
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of December 31, 2008, we had borrowings of $56,000 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $18,708 of which $17,226 were financial/maintenance letters of credit and $1,482

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing.
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is $6,774 as of December 31, 2008. Our borrowing rate under the Amended Unsecured Credit Facility was 2.94% as of December 31, 2008.
     Under the terms of the Amended Unsecured Credit Facility, we are required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth is increased by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There is no decrease when we have net losses. As of December 31, 2008, our Minimum Tangible Net Worth requirement was $259,927.
     Financial covenant ratios required under the Amended Unsecured Credit Facility consist of maintaining at the end of each fiscal quarter a Leverage Ratio (as defined) of not more than 1.75 to 1, 1.50 to 1, 1.25 to 1, or 1.00 to 1; an Adjusted EBITDA/Debt Service Ratio (as defined) that is equal to or greater than 2.00 to 1; and a Notes Coverage Ratio (as defined) that is greater than or equal to 2.00 to 1.
     If we do not meet the minimum required Adjusted EBITDA/Debt Service Ratio, we can alternatively comply by maintaining a reduced maximum Leverage Ratio and a minimum ACFFO (Adjusted Cash Flow from Operations, as defined) Ratio or Liquidity (as defined) requirement. The AFFCO Ratio requirement is greater than or equal to 1.50 to 1. If we do not meet the minimum required Adjusted EBITDA/Debt Service Ratio and ACFFO Ratio requirement, we can alternatively comply with a minimum Liquidity requirement of $50,000 (of which $25,000 is cash) when the EBITDA/Debt Service Ratio is greater than or equal to 1.00 to 1 and the Leverage Ratio is less than or equal to 1.25 to 1 or we can alternatively comply with a minimum Liquidity requirement of $75,000 (of which $35,000 is cash) when the EBITDA/Debt Service Ratio is less than 1.00 to 1 and the Leverage Ratio is less than or equal to 1.00 to 1.
     The Amended Unsecured Credit Facility also contains limitations on investments relating to real estate related joint ventures; and restrictions on raw land, land under development and developed lots. Investments relating to real estate related joint ventures cannot exceed 25% of Tangible Net Worth (as defined). The net book value of raw land, land under development and developed lots cannot exceed 150% of Tangible Net Worth.
     As of December 31, 2008, we were in compliance with the covenants of the Amended Unsecured Credit Facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     The following summarizes certain financial covenant thresholds and our results pursuant to the Amended Unsecured Credit Facility as of December 31, 2008:

	Covenant
Financial Covenant	Requirement	Actual

Minimum Tangible Net Worth	$259,927	$421,629
Leverage Ratio (a)	Less than or equal to 1.00	0.17
EBITDA/Debt Service Ratio	(b )	(b	)
AFFCO Ratio	(b )	(b	)
Liquidity/Cash Requirements	$75,000/$35,000	$182,170/$175,396
Notes Coverage Ratio	Greater than or equal to 2.00	3.8
Investments in real estate related joint ventures (as a percent of Tangible Net Worth)	Less than or equal to 25%	1.4%
Book value of raw land, land under development and developed lots (as a percent of Tangible Net Worth)	Less than or equal to 150%	57%

(a)	The Leverage Ratio requirement varies based on our Adjusted EBITDA/Debt Service Ratio. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 2.00 to 1, the Leverage Ratio requirement is less than or equal to 1.75 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.50 to 1, the Leverage Ratio requirement is less than or equal to 1.50 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.25 to 1. If our Adjusted EBITDA/Debt Service Ratio is less than 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.00 to 1.

(b)	Our Adjusted EBITDA/Debt Service Ratio of negative 8.6 was less than 1.00 to 1 as of December 31, 2008. Our AFFCO Ratio of negative 3.2 was less than 1.50 to 1 as of December 31, 2008. We are required to maintain Liquidity of $75,000 of which $35,000 is cash and cash equivalents.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2008, we had outstanding performance bonds of approximately $7,915. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. As of December 31, 2008, we had $111 outstanding under these obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     During the year ended December 31, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest under authorizations by the Board of Directors to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. As of December 31, 2008, the remaining authorization is $30,000.
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
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a private toll road. Except for the toll road, the Poinciana Parkway will be owned, maintained and operated by the Counties upon completion. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction is to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to August 31, 2012 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. During the year ended December 31, 2008, we expended approximately $13,700. As of December 31, 2008, approximately $45,500 has been expended.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 and December 31, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of December 31, 2008 to the estimated fair value of $15,310 and recognized an impairment loss of $30,228 for 2008 of which $3,000 occurred during the fourth quarter of 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Assuming that no additional significant adverse changes in our business or credit markets occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2009. (See “Results of Operations — Fiscal Year 2009 Outlook.”)
OFF-BALANCE SHEET ARRANGEMENTS
     In general, our operations do not rely on transactions categorized as off-balance sheet arrangements. However, from time to time we do enter into certain transactions which would be deemed as off-balance sheet arrangements.
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. Our investments in these entities may create VIEs, depending on the contractual terms of the arrangement. We analyze these entities in accordance with FIN 46(R) when they are entered into or upon a reconsideration event. For entities determined to be VIEs, Avatar is not the primary beneficiary. All of such entities in which we had an equity interest at December 31, 2008 and 2007 are accounted for under the equity method.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.
     As of December 31, 2008, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
The following table reflects contractual obligations as of December 31, 2008:

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations (1)	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$134,991	$—	$56,111	$—	$78,880	(2)
Interest Obligations on Long-Term Debt	$57,034	$5,202	$8,339	$7,110	$36,383
Capital Lease Obligations (includes interest)	$41	$41	$—	$—	$—
Operating Lease Obligations	$3,077	$1,367	$1,538	$172	$—
Purchase Obligations — Residential Development	$4,932	$4,932	$—	$—	$—
Compensation Obligations	$11,049	$5,885	$5,164	$—	$—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	$20,468	$1,000	$2,000	$2,000	$15,468

(1)	Excluded from this table are future costs related to the Poinciana Parkway (described above) since timing and amount of future costs are currently estimated.

(2)	Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
DISCLOSURE OF CONTRACTUAL OBLIGATIONS — continued
     Long-term debt obligations represent:
•	$111 community development district obligations associated with Sterling Hill in Hernando County, Florida, payable by 2010

•	$78,880 outstanding under the 4.50% Convertible Senior Notes due 2024; however, holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019, or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes

•	$56,000 outstanding under the Amended Unsecured Credit Facility due 2010
     Purchase obligations (residential development) represent purchase commitments of $4,932 as of December 31, 2008 for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes. Compensation obligations represent compensation to executives pursuant to employment contracts.
     Other long-term contractual obligations represent the estimated cost-to-complete of certain utilities improvements in areas within Poinciana and Rio Rico where homesites have been sold.
EFFECTS OF INFLATION AND ECONOMIC CONDITIONS
     Our operations have been negatively affected by general economic conditions. Adverse changes in employment levels, consumer income, available financing and interest rates may continue to result in fewer sales. Other economic conditions could affect operations (see “Risk Factors”).
     The weakening of the residential real estate market has negatively impacted the homebuilding industry. During the fourth quarter of 2008, the market for homes in the geographic areas in which our developments are located was severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions. Unemployment has increased significantly and consumer confidence has continued to erode. We have experienced a significant increase in the number of homes for sale or available for purchase or rent through foreclosures or otherwise. The price points at which these homes are available have put further downward pressure on our margins.
     The housing market in the geographic areas in which our developments are located continues to be compromised by an oversupply of alternatives to new homes, including rental properties and investment homes available for sale, foreclosures, and homes being sold by lenders. We have experienced a significant decline in demand for new homes in our markets, resulting in difficulty in selling new homes at a profit. We continue to manage our housing inventory levels through curtailing land development, reducing home starts and reducing selling prices to enable us to deliver completed homes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Avatar is subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels and third-party financing and is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, availability and cost of land, materials and labor, and access to financing. In addition, Avatar is subject to market risk related to potential adverse changes in interest rates on the Amended Unsecured Credit Facility. The interest rate for the Amended Unsecured Credit Facility fluctuates with LIBOR lending rates, both upwards and downwards. See Notes H and Q (debt payout and fair values) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See Item 1A. “Risk Factors” for further discussion of risks.)

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of Avatar Holdings Inc. and subsidiaries as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
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
We have audited Avatar Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avatar Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Avatar Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Avatar Holdings Inc. and subsidiaries and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Avatar Holdings Inc.
We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avatar Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 13, 2009

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2008	2007
Assets
Cash and cash equivalents	$175,396	$192,258
Restricted cash	1,614	3,161
Receivables, net	3,144	4,187
Income tax receivable	21,503	3,082
Land and other inventories	299,621	389,457
Property and equipment, net	53,485	56,502
Poinciana Parkway	15,310	31,793
Investment in and notes receivable from unconsolidated entities	5,790	8,002
Prepaid expenses and other assets	12,162	18,099
Deferred income taxes	2,835	—

Total Assets	$590,860	$706,541

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$1,484	$3,882
Accrued and other liabilities	8,677	12,041
Customer deposits	3,611	4,916
Deferred income taxes	—	6,546
Estimated development liability for sold land	20,468	20,687
Notes, mortgage notes and other debt:
Corporate	78,880	114,800
Real estate	56,111	15,966

Total Liabilities	169,231	178,838

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share Authorized: 50,000,000 shares Issued: 11,488,259 shares at December 31, 2008 11,076,644 shares at December 31, 2007	11,488	11,077
Additional paid-in capital	231,279	227,591
Retained earnings	257,799	365,024

	500,566	603,692
Treasury stock: at cost, 2,658,461 shares at December 31, 2008 at cost, 2,551,232 shares at December 31, 2007	(78,937)	(75,989)

Total Stockholders’ Equity	421,629	527,703

Total Liabilities and Stockholders’ Equity	$590,860	$706,541

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per-share amounts)

	For the year ended December 31
	2008	2007	2006
Revenues
Real estate revenues	$102,210	$281,358	$829,606
Interest income	2,453	8,144	3,363
Other	7,348	1,914	2,110

Total revenues	112,011	291,416	835,079

Expenses
Real estate expenses	133,038	228,648	539,828
Impairment charges	83,811	2,469	—
General and administrative expenses	22,388	25,387	36,306
Interest expense	2,993	172	—

Total expenses	242,230	256,676	576,134

Equity loss from unconsolidated entities	(7,812)	(60)	(193)

Income (loss) before income taxes	(138,031)	34,680	258,752
Income tax benefit (expense)	30,806	(13,297)	(84,026)

Net income (loss)	($107,225)	$21,383	$174,726

Basic Earnings (Loss) Per Share	($12.54)	$2.57	$21.33

Diluted Earnings (Loss) Per Share	($12.54)	$2.22	$16.59

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

				Unearned
			Additional	Restricted
	Common Stock		Paid-in	Stock	Retained	Treasury Stock
	Shares	Amount	Capital	Units	Earnings	Shares	Amount

Balance at January 1, 2006	10,711,286	$10,711	$214,873	($6,583)	$168,915	(2,531,823)	($75,024)

Credit for income tax effect of utilizing pre-reorganization deferred income tax assets	—	—	611	—	—	—	—
Issuances from exercise of stock options and restricted stock units	14,273	15	240	—	—	—	—
Transfer of unearned restricted stock to additional paid in capital upon adoption of SFAS 123(R)	—	—	(6,583)	6,583	—	—	—
Tax benefit from exercise of restricted stock units	—	—	140	—	—	—	—
Amortization of restricted stock units	—	—	3,104	—	—	—	—
Earnings participation stock award	—	—	13,478	—	—	—	—
Other share based compensation	—	—	150	—	—	—	—
Net income	—	—	—	—	174,726	—	—

Balance at December 31, 2006	10,725,559	10,726	226,013	—	343,641	(2,531,823)	(75,024)

Issuances from exercise of earnings participation stock award	308,448	308	(714)	—	—	—	—
Issuances from exercise of stock options and restricted stock units	177,876	178	1,922	—	—	—	—
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units and earnings participation stock award	(139,039)	(139)	(6,020)	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options	—	—	2,094	—	—	—	—
Amortization of restricted stock units and stock options	—	—	3,964	—	—	—	—
Other share based compensation	—	—	142	—	—	—	—
Conversion of 4.50% Notes	3,800	4	190	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(19,409)	(965)
Net income	—	—	—	—	21,383	—	—

Balance at December 31, 2007	11,076,644	11,077	227,591	—	365,024	(2,551,232)	(75,989)
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity — continued
(Dollars in thousands)

				Unearned
			Additional	Restricted
	Common Stock		Paid-in	Stock	Retained	Treasury Stock
	Shares	Amount	Capital	Units	Earnings	Shares	Amount

Issuances from exercise of earnings participation stock award	4,566	4	212	—	—	—	—
Issuances from exercise of stock options and restricted stock units	164,170	164	387	—	—	—	—
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units and earnings participation stock award	(52,021)	(52)	(1,435)	—	—	—	—
Issuances of restricted stock	294,900	295	794	—	—	—	—
Repurchase of restricted stock to satisfy employee statutory minimum withholding taxes	—	—	—	—	—	(107,229)	(2,948)
Tax benefit from exercise of restricted stock units and stock options	—	—	920	—	—	—	—
Amortization of restricted stock units and stock options	—	—	2,810	—	—	—	—
Net loss	—	—	—	—	(107,225)	—	—

Balance at December 31, 2008	11,488,259	$11,488	$231,279	—	$257,799	(2,658,461)	($78,937)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	($107,225)	$21,383	$174,726
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,349	3,781	4,503
Amortization of stock based compensation	4,117	3,700	16,737
Impairment of goodwill	1,685	—	654
Impairment of land and other inventories	51,898	2,469	—
Impairment of Poinciana Parkway	30,228	—	—
Gain from repurchase of 4.50% Notes	(6,931)	—	—
Equity loss from unconsolidated entities	7,812	60	193
Distributions (return) of earnings from an unconsolidated entity	(292)	(178)	29,038
Deferred income taxes	(8,354)	8,735	4,479
Excess income tax benefit from exercise of stock options and restricted stock units	(920)	(2,094)	(140)
Changes in operating assets and liabilities:
Restricted cash	1,547	476	2,383
Receivables, net	(17,378)	6,594	11,092
Notes receivable from sale of land to an unconsolidated entity	(3,669)	—	—
Land and other inventories	36,697	34,119	(51,571)
Prepaid expenses and other assets	3,936	305	3,888
Accounts payable and accrued and other liabilities	(5,188)	(36,404)	2,495
Customer deposits	(1,305)	(13,435)	(39,446)
Assets/liabilities of business transferred under contractual arrangements	—	—	8,776

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,993)	29,511	167,807

INVESTING ACTIVITIES
Investment in property and equipment	(803)	(8,318)	(12,878)
Investment in Poinciana Parkway	(13,745)	(23,648)	(6,733)
Investment in unconsolidated entities	(1,626)	(301)	(1,033)
Repayment of advances from promissory note	—	—	4,910
Distributions of capital from an unconsolidated entity	—	—	20,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,174)	(32,267)	4,266

FINANCING ACTIVITIES
Proceeds from Amended Unsecured Credit Facility	56,000	—	10,000
Proceeds from exercise of stock options	500	2,100	250
Excess income tax benefit from exercise of restricted stock units and stock options	920	2,094	140
Repurchase of 4.50% Notes	(28,112)	(4,857)	—
Principal payments of real estate borrowings	(15,855)	(959)	(17,182)
Payment of debt issuance costs	(655)	—	—
Purchase of treasury stock	—	(965)	—
Payment of withholding taxes related to restricted stock and units withheld	(4,493)	(6,159)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,305	(8,746)	(6,792)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,862)	(11,502)	165,281

Cash and cash equivalents at beginning of year	192,258	203,760	38,479

CASH AND CASH EQUIVALENTS AT END OF YEAR	$175,396	$192,258	$203,760

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Dollars in thousands except per-share data)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General:
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities have been adversely affected in both markets, bringing development of our active adult and primary residential communities to their lowest level in several years. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by the current economic downturn.
Principles of Consolidation and Basis of Presentation:
     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and all subsidiaries, partnerships and other entities in which Avatar Holdings Inc. (“Avatar”, “we”, “us” or “our”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents and Restricted Cash:
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $1,191 and $1,437 as of December 31, 2008 and 2007, respectively. As of December 31, 2008, our cash and cash equivalents were primarily invested in high-quality money market accounts that are either covered by the U.S. Treasury’s Temporary Guarantee Program, currently set to expire on April 30, 2009, and/or high-quality money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
     Restricted cash includes deposits of $1,614 and $3,161 as of December 31, 2008 and 2007, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $82 and $1,342 as of December 31, 2008 and 2007, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Receivables, net:
     Receivables, net includes amounts in transit or due from title companies for house closings; membership dues related to our amenity operations; and contracts and mortgage notes receivable from the sale of land.
Income Tax Receivable:
     Income tax receivable consists of tax refunds we expect to receive within one year or for overpayment of income taxes.
Land and Other Inventories:
     Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value. Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction is substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon United States generally accepted accounting principles.
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
     For assets held for sale (such as completed speculative housing inventory), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.
     Fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rates used in the determination of fair value range from 15-20%. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the fourth quarter of 2008, our impairment assessment resulted in impairment charges of $51,898, which included $5,168 in impairment charges for housing communities relating to homes completed or under construction and $46,730 in impairment charges for land developed and/or held for future development or sale. As of December 31, 2008, other than the Land and Other Inventories that we determined to be impaired, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Land and Other Inventories — continued:
     The impairment charges during the fourth quarter of 2008 reflect the housing market conditions, including a significant oversupply of homes available for sale, tighter credit standards, higher foreclosure activity and heightened competition. We have experienced difficulty in selling homes at a profit causing us to reduce prices to achieve desired sales levels. Our selling prices of homes, including the lots on which they are built, and contribution margins, which are significant assumptions utilized in the development of our impairment models, have significantly declined during the fourth quarter of 2008. Contribution margins are defined as house sales prices less direct production costs including closing costs and commissions. During the fourth quarter of 2008, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the fourth quarter of 2008, we recorded impairment charges of $5,168 for housing communities relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:
•	The average price on sales closed from primary residential homebuilding operations has decreased approximately 19% from $323 in 2006 to $263 in 2008. Our average sales price on sales contracts entered into during the fourth quarter of 2008 declined to approximately $250 as compared to the full year average of $263. Additionally, the average contribution margin on closings from primary residential homebuilding operations has declined from approximately 34% in 2006 to approximately 12% in 2008.

•	The average price on sales closed from active adult homebuilding operations has decreased approximately 8% from $298 in 2006 to $273 in 2008. Our average sales price on sales contracts entered into during the fourth quarter of 2008 declined to approximately $210 as compared to the full year average of $273. Additionally, the average contribution margin on closings from active adult homebuilding operations has declined from approximately 33% in 2006 to approximately 27% in 2008.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the year ended December 31, 2008 include operating expenses relating to the operation of our amenity operations in our communities as well as divisional overhead not associated with specific communities.
     Our active adult and primary residential communities are generally large master-planned communities in central Florida and in southeast Arizona. Many of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, increased foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult and primary residential communities on average is in excess of ten and five years, respectively. Our current assumptions are based on current activity and recent trends at our active adult and

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Land and Other Inventories — continued:
primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
     Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.
     Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities. We anticipate these future communities will be large master-planned communities similar to our current active adult and/or primary residential communities. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, increased foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. Build-out of our land held for future development on average is in excess of five years. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
     Declines in market values below those realized from our current sales prices and estimations could result in future impairment.
Property and Equipment
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
     Property and Equipment includes the cost of amenities owned by us. Property and Equipment placed in service is depreciated by the straight-line method over the useful lives of the assets when these assets are placed in service. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us also include interest cost incurred during development and construction.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Property and Equipment — continued
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities. As of December 31, 2008 and 2007, no impairments existed for Property and Equipment.
Poinciana Parkway
     Poinciana Parkway includes expenditures for right-of-way acquisition, development, construction and direct and allocated costs. Poinciana Parkway also includes interest cost incurred during development and construction.
     For the Poinciana Parkway, indicators of impairment are general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, the asset is reviewed for impairment as described above. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as anticipated estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 and December 31, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of December 31, 2008 to the estimated fair value of $15,310 and recognized an impairment loss of $30,228 for 2008 of which $3,000 occurred during the fourth quarter of 2008.
Goodwill and Indefinite-Lived Intangible Assets:
     In accordance with SFAS No. 142 “Goodwill and Intangible Assets", we perform annual impairment testing on our goodwill and other intangible assets, or more frequently if facts and circumstances indicate a potential impairment. Goodwill and indefinite-lived intangible assets are not amortized; however, they are subject to evaluation for impairment at least annually or more frequently if facts and circumstances warrant, using a fair value based test. The fair value based test is a two-step test. The first step involves comparing the fair value of each of our reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, then we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. We generally perform our annual test as of December 31 each year unless facts and circumstances warrant more frequent evaluations. During the fourth quarter of 2008, the market for homes in the geographic areas in which our developments are located was severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions. During 2008, we recorded an impairment charge of $1,685 relating to the goodwill associated with our active adult community reporting unit, which represented our only goodwill. The annual goodwill impairment test performed by us as of December 31, 2007 indicated no impairments. During the first quarter of 2006, we performed an interim impairment test in accordance with SFAS No. 142 on goodwill associated with the Harbor Islands community because facts and circumstances indicated a potential impairment. Based on this impairment test, we determined that this goodwill was impaired as a result of the closing of the final housing unit in this community. Since the Harbor Islands community was completed during the first quarter of 2006, the associated goodwill of $654 was written-off under the caption of Real Estate Expense in the consolidated statement of operations for 2006. Goodwill of $1,685, all of which is associated with the active adult community reporting unit, is included in Other Assets in the consolidated balance sheet as of December 31, 2007.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Revenues:
     In accordance with SFAS No. 66, “Accounting for Sales of Real Estate", revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial and continuing investment is adequate, all financing is considered collectible and there is no significant continuing involvement.
Advertising Costs:
     Advertising costs are expensed as incurred. For the years ended December 31, 2008, 2007 and 2006, advertising costs totaled $1,330, $3,562 and $4,844, respectively, and are included in Real Estate Expenses in the accompanying consolidated statements of operations.
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
     During the years ended December 31, 2008, 2007 and 2006, changes in the warranty reserve consist of the following:

	2008	2007	2006

Warranty reserve as of January 1	$1,134	$2,319	$1,616
Estimated warranty expense	711	2,178	4,187
Amounts charged against warranty reserve	(1,377)	(3,363)	(3,484)

Warranty reserve as of December 31	$468	$1,134	$2,319

Income Taxes:
     Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes"(SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.
     SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the SFAS No. 109 more-likely-than-not realization threshold. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning strategies. Based on our assessment, the uncertain and volatile market conditions and the fact that we are now in a cumulative loss position over the evaluation period, we recorded a deferred tax asset valuation allowance of $22,594 during the year ended December 31, 2008. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Income Taxes — continued:
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007 which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2008. Upon adoption, FIN 48 did not and does not have an impact on our financial position or results of operations.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations as income tax expense.
Share-Based Compensation:
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
     As of December 31, 2008, an aggregate of 654,158 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 194,296 options and stock units granted. There were 459,862 shares available for grant at December 31, 2008, including 107,229 shares, repurchased and reflected as treasury shares, upon vesting of employee restricted stock in order to satisfy tax withholding.
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
     SFAS No.123(R) requires that tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption. As a result, we classified $920 and $2,094, respectively, of excess tax benefits as financing cash inflows for the years ended December 31, 2008 and 2007.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Repurchase of Common Stock and Notes:
     On March 20, 2003, our Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of our common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, our Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of its common stock. On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. As of December 31, 2008, the remaining authorization for purchase of shares of Avatar’s common stock and/or 4.50% Notes was $30,000.
Earnings (Loss) Per Share:
     We present earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of dilutive earnings (loss) per share for 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 116,715, 351,085 and 14,273 shares of our common stock for 2008, 2007 and 2006, respectively, due to the exercise of stock options, restricted stock units, stock units and conversion of 4.50% Notes. Excluded from the weighted average number of shares outstanding are 187,671 restricted shares issued during 2008 that are subject to vesting requirements (see Note L). In accordance with SFAS No.128, nonvested shares are not included in basic earnings per share until the vesting requirements are met.
     The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Numerator:
Basic (loss)/earnings per share — net (loss)/income	($107,225)	$21,383	$174,726
Interest expense on 4.50% Notes, net of tax	—	3,248	3,266

Diluted (loss)/earnings per share — net (loss)/income	($107,225)	$24,631	$177,992

Denominator:
Basic weighted average shares outstanding	8,553,433	8,305,858	8,193,136
Effect of dilutive restricted stock units	—	483,091	217,745
Effect of dilutive employee stock options	—	23,348	39,671
Effect of dilutive 4.50% Notes	—	2,267,861	2,280,068

Diluted weighted average shares outstanding	8,553,433	11,080,158	10,730,620

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Recently Issued Accounting Pronouncements:
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements” (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods for those fiscal years, which was January 1, 2008 for Avatar. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, which is January 1, 2009 for us. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations for the year ended December 31, 2008. We are currently evaluating the impact of adopting the remaining provisions of SFAS No. 157 which we do not expect to have a material impact on our consolidated financial position or results of operations.
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
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66. Accounting for Sales of Real Estate, for Sales of Condominiums” (EITF 06-8). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 became effective for the first annual reporting period beginning after March 15, 2007, which was January 1, 2008 for us. Generally, EITF 06-8 is not applicable to homebuilding operations. Therefore, the adoption of EITF 06-8 did not impact our consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, “Business Combinations” (SFAS No. 141), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning after December 15, 2008, which is January 1, 2009 for us, and will be applied prospectively.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is January 1, 2009 for us. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial position or results of operations.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Recently Issued Accounting Pronouncements — continued:
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities", regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning December 1, 2008, which is January 1, 2009 for us. SFAS No. 161 is related to disclosure only and will not impact our consolidated financial position or results of operations.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years and requires retrospective application. This FSP is effective January 1, 2009 for us. We are currently evaluating the impact of adopting FSP No. APB 14-1 as it relates to the 4.50% Notes.
     In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1. Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. This FSP is effective January 1, 2009 for us. We are currently evaluating the impact of adopting FSP No. EITF 03-6-1 on our earnings per share.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and FIN 46(R) are finalized and approved by the FASB. This FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46(R) by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP is effective January 1, 2009 for us. This FSP is related to disclosure only and will not impact our consolidated financial position or results of operations.
Comprehensive Income:
     Net income and comprehensive income are the same for the years ended December 31, 2008, 2007 and 2006.
NOTE B — REAL ESTATE REVENUES
     The components of real estate revenues are as follows:

	For the year ended December 31
	2008	2007	2006

Primary residential	$38,217	$158,642	$447,487
Active adult communities	42,491	92,180	241,866
Commercial, industrial and other land sales	20,165	27,476	133,466
Other real estate operations	1,337	3,060	6,787

Total real estate revenues	$102,210	$281,358	$829,606

NOTE B — REAL ESTATE REVENUES — continued
     For the year ended December 31, 2008, pre-tax profits (loss) from sales of commercial, industrial and other land were ($10,154) on revenues of $20,165. For the year ended December 31, 2008, pre-tax profits from commercial and industrial land were $4,916 on aggregate revenues of $5,785. Pre-tax profits (loss) on sales of other land during the year ended December 31, 2008 were ($20,958) on aggregate revenues of $8,380. During 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third-party that historically generated revenues to Avatar of approximately $600 per annum. Therefore, this sale is classified for financial statement purposes as a sale of other land. Pre-tax profits on this sale was $5,888 on revenues of $6,000.
     The pre-tax loss from other land sales was primarily attributable to the following transactions as a result of our decision to sell certain land. More specifically, in this period, we entered into two transactions with unaffiliated third parties providing for the formation of limited liability companies (LLCs); and we subsequently sold developed and partially-developed land to each of the newly formed LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs. These transactions generated a pre-tax loss of approximately $21,487. For the year ended December 31, 2007, pre-tax profits from commercial and industrial land were $19,939 on aggregate revenues of $23,577. Pre-tax profits on sales of other land during the year ended December 31, 2007 were $1,931 on aggregate revenues of $3,899.
     For the year ended December 31, 2007, pre-tax profits from commercial and industrial land were $19,939 on aggregate revenues of $23,577. Pre-tax profits on sales of other land during the year ended December 31, 2007 were $1,931 on aggregate revenues of $3,899.
     For the year ended December 31, 2006, pre-tax profits on sales of commercial and industrial land were $39,927 on aggregate sales of $44,110. Also during 2006, pre-tax profits on sales of other land were $64,051 on aggregate sales of $76,171. Included in other land sales is the sale of our approximately 4,400-acre property known as Ocala Springs in Marion County, Florida (the “Ocala Property”). The aggregate sales price for the Ocala Property was $75,122 which resulted in pre-tax profit of approximately $62,800. We also recognized, during 2006, pre-tax profits of $4,327 from the collection of a promissory note and accrued interest totaling $13,185 from the sale of our equity interest in the Regalia Joint Venture which was sold on June 30, 2005.
     See “Financial Information Relating to Industry Segments” in Note P.
NOTE C — LAND AND OTHER INVENTORIES
     Land and other inventories consist of the following:

	December 31
	2008	2007
Land developed and in process of development	$149,816	$229,391
Land held for future development or sale	96,054	95,554
Dwelling units completed or under construction	53,049	63,890
Other	702	622

	$299,621	$389,457

NOTE D — PROPERTY AND EQUIPMENT
Property and equipment and accumulated depreciation consist of the following:

	December 31
	2008	2007

Land and improvements	$26,139	$23,037
Buildings and improvements	40,373	37,477
Machinery, equipment and fixtures	13,696	13,654
Amenities construction in progress	1,433	7,439

	81,641	81,607
Less accumulated depreciation	(28,156)	(25,105)

	$53,485	$56,502

     Amenities owned by Avatar and which are not held for future transfer to homeowners associations are included in property and equipment. The book values of these amenities (excluding amenities construction in progress) were $50,816 and $46,974 as of December 31, 2008 and 2007, respectively.
     Depreciation charged to operations during 2008, 2007 and 2006 was $3,820, $3,427 and $3,091, respectively.
NOTE E — POINCIANA PARKWAY
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a private toll road. Except for the toll road, the Poinciana Parkway will be owned, maintained and operated by the Counties upon completion. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction is to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to August 31, 2012 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. During the year ended December 31, 2008, we expended approximately $13,700. As of December 31, 2008, approximately $45,500 has been expended.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 and December 31, 2008 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of December 31, 2008 to the estimated fair value of $15,310 and recognized an impairment loss of $30,228 for 2008 of which $3,000 occurred during the fourth quarter of 2008.

NOTE F — ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	December 31
	2008	2007
Gross unexpended costs	$26,518	$26,737
Less costs relating to unsold homesites	(6,050)	(6,050)

Estimated development liability for sold land	$20,468	$20,687

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $710, $386 and $1,086 during 2008, 2007 and 2006, respectively, associated with these obligations. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.
NOTE G — INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED ENTITIES
     The FASB issued Interpretation No. 46(R) (FIN 46(R)) to clarify the application of FIN 46, "Consolidation of Variable Interest Entities” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to variable interest entities (VIEs), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under FIN 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. Our investments in these entities may create VIEs, depending on the contractual terms of the arrangement. We analyze these entities in accordance with FIN 46(R) when they are entered into or upon a reconsideration event. For entities determined to be VIEs, Avatar is not the primary beneficiary. All of such entities in which we had an equity interest at December 31, 2008 and 2007 are accounted for under the equity method.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement. Avatar made contributions totaling $1,626 and $301 to its unconsolidated entities in 2008 and 2007, respectively.
     As of December 31, 2008, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

NOTE G — INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED ENTITIES — continued
     During 2008, we entered into two transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these entities. These transactions generated a pre-tax loss of approximately $21,487.
     During 2008, an entity in which we own a 50% interest, sold all of its real estate assets. This sale generated a pre-tax loss of approximately $7,100.
     The following are the consolidated condensed balance sheets of our unconsolidated entities as of December 31, 2008 and 2007:

	December 31
	2008	2007
Assets:
Cash	$645	$60
Receivables	1,500	—
Land and other inventory	10,686	16,091
Other assets	—	13

Total assets	$12,831	$16,164

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$731	$196
Notes payable to Avatar	3,669	—
Partners’ Capital of:
Avatar	2,121	8,002
Equity partner	6,310	7,966

Total liabilities and partners’ capital	$12,831	$16,164

     The following are the consolidated condensed statements of operations of our unconsolidated entities for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Revenues	$2,041	$262	$7,251
Costs and expenses	17,571	392	7,999

Net loss from unconsolidated entities	($15,530)	($130)	($748)

Avatar’s share of loss from unconsolidated entities	($7,812)	($60)	($193)

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT
     Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2008	2007
Corporate:
4.50% Convertible Senior Notes, due 2024	$78,880	$114,800

Real estate:
Purchase Money Mortgage Note payable	$—	$15,730
5.50% Term Bonds payable, due 2010	111	236
Amended Unsecured Credit Facility, due 2010	56,000	—

	$56,111	$15,966

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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and for the quarter beginning January 1, 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. This repurchase resulted during the fourth quarter of 2008 in a pre-tax gain of approximately $6,900 (which is included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2008) including the write-off of approximately $1,000 of deferred finance costs. Following this repurchase, $78,880 principal amount of the 4.50% Notes remain outstanding.

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
Real Estate:
     In conjunction with the acquisition of certain undeveloped land in Florida during November 2004, we paid $3,000 in cash and the remaining balance of $15,730 in the form of a purchase money note maturing November 2009. The purchase money note is secured by a mortgage on this land. On January 4, 2008, the balance of this note was paid in full; there was no pre-payment penalty, as per the terms of the agreement.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. The outstanding balance as of December 31, 2008 and 2007 was $111 and $236, respectively.
     On March 27, 2008, we entered into an Amended and Restated Credit Agreement, by and among our wholly-owned subsidiary, Avatar Properties Inc., as borrower, Wachovia Bank, National Association (as a lender and as administrative agent on behalf of the lenders), and certain financial institutions as lenders (the “Amended Unsecured Credit Facility”). This agreement amended and restated the Credit Agreement, dated as of September 20, 2005, as amended. The amendment was made in anticipation of not meeting certain covenants and/or conditions in the Credit Agreement.
     The principal changes effected by the Amended Unsecured Credit Facility included:
•	a reduction in the amount of the facility from $125,000 to $100,000 (the facility is expandable up to $150,000, subject to certain conditions and lender approval);

•	an approval for us to obtain financing for the Poinciana Parkway of up to $140,000, subject to certain conditions;

•	modifications to certain covenants including: (i) reducing the minimum adjusted EBITDA/Debt Service ratio (as defined) from 2.75 to 2.0, and providing for an alternative requirement of maintaining a maximum leverage ratio and minimum liquidity level if the minimum adjusted EBITDA/Debt Service ratio cannot be maintained; (ii) reducing the Leverage Ratio (as defined) from 2.0 to 1.75, and allowing us to net unrestricted cash in excess of $35,000 against outstanding debt in determining total liabilities; and (iii) amending our covenant regarding speculative homes and models whereby if we maintain a Leverage Ratio (as defined) of 1.0 or less, we have no financial covenant as to the number of speculative homes and models we can maintain; however, if our Leverage Ratio exceeds 1.0, the number of speculative homes and models cannot exceed 35% of unit closings for the trailing twelve month period; and

•	an increased pricing of the facility as follows: (i) the LIBOR Margin is increased from a range of 1.75% to 2.25% to a range of 2.0% to 2.75%, and depending on our EBITDA/Debt Service ratio, our rate on outstanding borrowings could be increased up to an additional 50 basis points; (ii) our fee for outstanding letters of credit increased from 1% to 50 basis points below our LIBOR Margin; and (iii) our unused fee changed from 25 basis points to a range of 25 basis points to 50 basis points, depending on our usage.

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
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
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of December 31, 2008, we had borrowings of $56,000 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $18,708 of which $17,226 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. The maturity date of the Amended Unsecured Credit Facility is September 20, 2010.
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is $6,774 as of December 31, 2008. Our borrowing rate under the Amended Unsecured Credit Facility was 2.94% as of December 31, 2008.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders (“Second Restated Guaranty Agreement”). This agreement amended and restated the Restated Guaranty Agreement, dated as of October 21, 2005.
     Payments of all amounts due under the Amended Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Restated Guaranty Agreement dated as of October 21, 2005.
     Under the terms of the Amended Unsecured Credit Facility, we are required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth is increased by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There is no decrease when we have net losses.
     Financial covenant ratios required under the Amended Unsecured Credit Facility consist of maintaining at the end of each fiscal quarter a Leverage Ratio (as defined) of not more than 1.75 to 1, 1.50 to 1, 1.25 to 1, or 1.00 to 1; an Adjusted EBITDA/Debt Service Ratio (as defined) that is equal to or greater than 2.00 to 1; and a Notes Coverage Ratio (as defined) that is greater than or equal to 2.00 to 1.
     If we do not meet the minimum required Adjusted EBITDA/Debt Service Ratio, we can alternatively comply by maintaining a reduced maximum Leverage Ratio and a minimum ACFFO (Adjusted Cash Flow from Operations, as defined) Ratio or Liquidity (as defined) requirement. The AFFCO Ratio requirement is greater than or equal to 1.50 to 1. If we do not meet the minimum required Adjusted EBITDA/Debt Service Ratio and ACFFO Ratio requirement, we can alternatively comply with a minimum Liquidity requirement of $50,000 (of which $25,000 is cash) when the EBITDA/Debt Service Ratio is greater than or equal to 1.00 to 1 and the Leverage Ratio is less than or equal to 1.25 to 1 or we can alternatively comply with a minimum Liquidity requirement of $75,000 (of which $35,000 is cash) when the EBITDA/Debt Service Ratio is less than 1.00 to 1 and the Leverage Ratio is less than or equal to 1.00 to 1.

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
     The Amended Unsecured Credit Facility also contains limitations on investments relating to real estate related joint ventures; and restrictions on raw land, land under development and developed lots. Investments relating to real estate related joint ventures cannot exceed 25% of Tangible Net Worth (as defined). The net book value of raw land, land under development and developed lots cannot exceed 150% of Tangible Net Worth.
     As of December 31, 2008, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     Maturities of notes, mortgage notes and other debt at December 31, 2008 are as follows:

	Corporate		Real Estate	Total
2009	$—		$—	$—
2010	—		56,111	56,111
2011	—		—	—
2012	—		—	—
2013	—		—	—
Thereafter	78,880	(1)	—	78,880	(1)

	$78,880		$56,111	$134,991

(1)	Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes.
     The following table represents interest incurred, interest capitalized, and interest expense for 2008, 2007 and 2006:

	2008	2007	2006
Interest incurred	$6,060	$7,281	$7,762
Interest capitalized	(3,067)	(7,109)	(7,762)

Interest expense	$2,993	$172	$—

     We made interest payments of $5,759, $6,672 and $7,118 for the years ended December 31, 2008, 2007 and 2006, respectively.
NOTE I — EMPLOYEE BENEFIT PLANS
     We have a defined contribution savings plan that covers substantially all employees. Under this savings plan, we contribute to the plan based upon specified percentages of employees’ voluntary contributions. Our contributions to the plan for the years ended December 31, 2008, 2007 and 2006 were $154, $230 and $293, respectively. Our Board of Directors determined to not effect a matching contribution during 2009.
NOTE J — LEASE COMMITMENTS
     We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2013. Rental expense for the years 2008, 2007 and 2006 was $1,542, $1,997 and $2,116, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2008 were as follows: 2009 — $1,367; 2010 — $1,271; 2011 — $267; 2012 — $95; 2013 — $77; thereafter -$0.

NOTE K — ACCRUED AND OTHER LIABILITIES
     Accrued and other liabilities are summarized as follows:

	December 31
	2008	2007
Property taxes and assessments	$358	$356
Interest	1,090	1,442
Accrued compensation	1,783	1,633
Contract retention	202	2,104
Warranty reserve	468	1,134
Other	4,776	5,372

	$8,677	$12,041

NOTE L — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant. As of December 31, 2008, an aggregate of 654,158 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 194,296 options and stock units granted. There were 459,862 shares available for grant at December 31, 2008, including 107,229 shares, repurchased and reflected as treasury shares, upon vesting of employee restricted stock in order to satisfy tax withholding.
     During 2008, Avatar amended the performance conditioned restricted stock unit agreements, previously granted to certain employees, which converted into an equal number of shares of restricted common stock of Avatar. This modification caused the recording of $1,089 of share-based compensation in accordance with SFAS No. 123(R). Each employee made an Internal Revenue Code Section 83(b) election (the Section 83(b) election) with respect to all the shares of restricted stock; Avatar agreed to vest 107,229 shares of restricted stock having a value approximately equal to the tax withholding amount required as a result of the Section 83(b) election, at the minimum statutory withholding rates applicable to the employee, and such shares were withheld by Avatar. Avatar then issued 187,671 shares of restricted stock. The terms, conditions and restrictions of the restricted stock, including the vesting and forfeiture provisions, under the amended agreements are otherwise substantially the same as those that were applicable under the restricted stock unit agreements except that each employee, as an owner of this restricted stock, generally has the rights of an Avatar common stockholder, including voting and dividend rights (except that dividends on unvested shares of restricted stock generally are forfeited unless such shares ultimately vest). The 187,671 shares of restricted stock are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with SFAS No. 128.
     Compensation expense related to the stock option and restricted stock unit awards for the years ended December 31, 2008 and 2007 was $3,905 and $3,964, respectively, of which $0 and $287, respectively, related to stock options and $3,905 and $3,677, respectively, related to restricted stock units. During the year ended December 31, 2006 compensation expense related to the stock option and restricted stock unit awards for the year ended December 31, 2006 was $3,104 of which $287 related to stock options and $2,817 related to restricted stock units. The total income tax benefit recognized in the consolidated statements of operations for stock options and restricted stock units during the years ended December 31, 2008 and 2007 was $1,500 and $1,522, respectively, of which $0 and $110, respectively, related to stock options and $1,500 and $1,412, respectively, related to restricted stock units. The income tax benefit recognized in the consolidated statement of operations during the year ended December 31, 2006 for the restricted stock units was $1,180.

NOTE L — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     Cash received from stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $500, $2,100 and $250, respectively. The additional tax benefit related to the exercise of stock options and restricted stock units during the years ended December 31, 2008, 2007 and 2006 was $920, $2,094 and $140, respectively, which is reflected as an increase to additional paid in capital.
     Under SFAS No.123(R), the fair value of awards of restricted stock and units which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. Under SFAS No.123(R), the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). Under SFAS No.123(R), the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.
     The significant weighted average assumptions used for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008		2007	2006
Dividend yield	N/A	*	0%	N/A	*
Volatility rate	N/A	*	27.0%-27.3%	N/A	*
Risk-free interest rate	N/A	*	4.7%-5.0%	N/A	*
Expected life (years)	N/A	*	3	N/A	*
Weighted average fair value of units granted	$35.54		$73.09	$61.17

*	Not applicable since no stock options or restricted stock awards with specified hurdle price condition as discussed above were granted during 2008 and 2006.
     A summary of the status of the stock option activity for the years ended December 31, 2008, 2007 and 2006 is presented below:

	2008		2007		2006
		Weighted Average		Weighted Average
	Stock	Exercise	Stock	Exercise	Stock	Weighted Average
	Options	Price	Options	Price	Options	Exercise Price

Outstanding at beginning of year	156,102	$25.00	240,102	$25.00	250,102	$25.00
Exercised	(20,000)	$25.00	(84,000)	$25.00	(10,000)	$25.00

Outstanding at end of period	136,102	$25.00	156,102	$25.00	240,102	$25.00

Exercisable at end of period	136,102	$25.00	156,102	$25.00	120,102	$25.00

     The weighted average remaining contractual life of stock options outstanding as of December 31, 2008 was 3.4 years. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $121, $3,922 and $306, respectively.

NOTE L — SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     A summary of the restricted stock and stock units activity for the year ended December 31, 2008 is presented below:

			Weighted
	Restricted		Average
	Stock and		Grant Date
	Stock Units		Fair Value

Outstanding at beginning of year	489,320		$28.72
Granted	3,915		$35.54
Exercised	(251,399)	(1)	$24.27
Forfeited	(5,400)		$69.22

Outstanding at end of year	236,436	(2)	$32.63

(1)	Includes 107,229 shares, repurchased and reflected as treasury shares, of employee restricted stock in order to satisfy tax withholding.

(2)	Includes 187,671 shares restricted stock issued that are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with SFAS 123(R) and SFAS No. 128.
     As of December 31, 2008, there was $2,834 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2008, there was no unrecognized compensation expense related to stock options.
     Under a deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of Avatar’s common stock on the due date of each payment. The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. Stock units of 0 and 1,372 shares were distributed to non-management directors during the years ended December 31, 2008 and 2007, respectively. The outstanding balance of stock units as of December 31, 2008 and 2007 was 9,429 and 4,617, respectively.
     During March 2003, we entered into earnings participation award agreements with certain executive officers providing for stock awards relating to achievement of performance goals. These agreements were amended and restated as of April 15, 2005 and further amended and restated as of December 26, 2006. The cash award entitled the executives to a cash payment (subject to certain maximum limitations) with respect to each fiscal year beginning 2003 and ending 2007 equal to a percentage of the excess of Avatar’s gross profit (as defined) over minimum levels established. Our gross profit for fiscal years 2007 and 2006 exceeded the minimum levels established. Compensation expense of $0 and $186 related to this cash award was recorded for the years ended December 31, 2007 and 2006, respectively. As amended and restated, the stock award entitled the executives to receive a number of shares of our Common Stock having a fair market value (as defined) equal to a percentage of the excess of actual gross profit (as defined) from January 1, 2003 through December 31, 2007 over minimum levels established. The amendment on December 26, 2006 provided for the issuance of the stock award on two separate dates as opposed to a single issuance date as previously provided. The first date of issuance of the stock award was based on Avatar’s financial results through September 30, 2007 and occurred November 12, 2007. The second date of issuance of the stock award was based on Avatar’s financial results through December 31, 2007 and occurred on March 27, 2008. During the first quarter of 2008, we recognized additional compensation expense to adjust the amount of the stock award to the estimated number of shares in conjunction with the second date of issuance of March 27, 2008 in accordance with SFAS No. 123(R). Compensation expense of $46 was recognized during the first quarter of 2008. Compensation expense of ($406) and $13,478 was recorded for the years ended December 31, 2007 and 2006, respectively. During 2007, we reversed compensation expense previously recognized to adjust the amount of the stock award to the estimated number of shares as of November 12, 2007 (first date of issuance) in accordance with SFAS No. 123(R). The income tax benefit was reduced by $154 in the consolidated statements of operation for the year ended December 31, 2007 for these awards. The income tax benefit recognized in the consolidated statements of operations for the years ended December 31, 2006 for these stock awards was $5,122.

NOTE M — INCOME TAXES
     The components of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Current
Federal	($21,503)	$3,663	$67,326
State	—	612	11,394

Total current	(21,503)	4,275	78,720
Deferred
Federal	(7,971)	7,730	4,538
State	(1,332)	1,292	768

Total deferred	(9,303)	9,022	5,306

Total income tax expense (benefit)	($30,806)	$13,297	$84,026

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred income tax assets
Tax over book basis of land inventory	$11,751	$10,963
Unrecoverable land development costs	2,329	2,683
Tax over book basis of depreciable assets	(689)	26
Executive incentive compensation	1,103	3,428
Net operating loss carryforward	2,089	—
Impairment charges	31,675	—
Other	1,526	709

Total deferred income tax assets	49,784	17,809
Valuation allowance for deferred tax assets	(22,594)	—

Net deferred income tax assets	27,190	17,809

Deferred income tax liability
Book over tax income recognized on sale of the Ocala Property	(24,355)	(24,355)

Net deferred income tax asset (liability)	$2,835	($6,546)

     SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the SFAS No.109 more-likely-than-not realization threshold. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning strategies. Based on our assessment, the uncertain and volatile market conditions and the fact that we are now in a cumulative loss position over the evaluation period, we recorded a deferred tax asset valuation allowance of $22,594 during the year ended December 31, 2008. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
     Based on our tax planning strategy with respect to the deferred income tax liability of $24,355 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets which had a value equal to the $24,355 liability were more-likely-than-not realizable. This deferred tax liability is a result of the sale of the Ocala

NOTE M — INCOME TAXES — continued
Property under threat of condemnation which we believe entitled us to defer the payment of income taxes of $24,355 from the gain through the purchase of replacement property. We have not yet identified replacement property although it is our intention to do so by December 31, 2009. It is possible that we may not identify and purchase such replacement property within the required time period or obtain an extension of time in which to do so which would require us to make this income tax payment and interest as of December 31, 2009. We believe the tax planning strategy is prudent and feasible, and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets.
     The exercise of restricted stock, restricted stock units and stock options during 2008 and 2007 generated additional income tax benefits of $920 and $2,094, respectively, which is reflected as an increase to additional paid-in capital.
     A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Income tax (benefit) expense computed at statutory rate	($48,311)	$12,138	$90,563
State income tax expense, net of federal benefit	(4,674)	1,180	7,657
Tax exempt interest	—	(928)	—
Change in valuation allowance on deferred tax assets	22,594	—	(14,053)
Other	(415)	907	(141)

Income tax (benefit) expense	($30,806)	$13,297	$84,026

     We made income tax payments (refunds) of approximately ($3,924), $22,850 and $79,350 for the years ended December 31, 2008, 2007 and 2006, respectively.
NOTE N — COMMITMENTS AND CONTINGENCIES
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with SFAS No. 5, “Accounting for Contingencies,” that certain claims may result in costs and expenses estimated at approximately $1,600 which has been accrued in the accompanying consolidated financial statements. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial position or results of operations.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2008, we had outstanding performance bonds of approximately $7,915. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
NOTE O — OTHER MATTERS
     At our communities of Solivita and Solivita West, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, and water and wastewater utilities. The bonds were issued by the Poinciana Community Development District and Poinciana West Community Development District (the “CDDs”), independent special-purpose units of county government, established and operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita and Solivita West, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDDs’ ability to meet bond servicing obligations. In accordance with EITF 91-10, “Accounting for Special Assessments and Tax Increment Financing", we record and pay the assessments on parcels

NOTE O — OTHER MATTERS — continued
owned by Avatar when such assessments are fixed and determinable. The assessments are not a liability of Avatar or any other landowner within the CDDs but are obligations secured by the land. For the developable and developed parcels Avatar owns within the CDDs, Avatar pays the assessments until such parcels are sold. After a sale by Avatar, Avatar no longer pays the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.
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
     The following tables summarize our information for reportable segments for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Revenues:
Segment revenues
Primary residential	$38,217	$158,642	$447,487
Active adult communities	42,491	92,180	241,866
Commercial and industrial and other land sales	20,165	27,476	133,466
Other operations	1,537	3,215	7,405

	102,410	281,513	830,224

Unallocated revenues
Interest income	2,453	8,144	3,363
Gain on repurchase of 4.50% Notes	6,931	—	—
Other	217	1,759	1,492

Total revenues	$112,011	$291,416	$835,079

Operating income (loss):
Segment operating income (loss)
Primary residential	($42,482)	$21,753	$131,078
Active adult communities	(6,000)	13,653	58,955
Commercial and industrial and other land sales	(10,154)	21,870	108,305
Other operations	7	634	2,985

	(58,629)	57,910	301,323

Unallocated income (expenses)
Interest income	2,453	8,144	3,363
Gain on repurchase of 4.50% Notes	6,931	—	—
Equity loss from unconsolidated entities	(7,812)	(60)	(193)
General and administrative expenses	(22,388)	(25,387)	(36,306)
Interest expense	(2,993)	(172)	—
Other real estate expenses	(8,424)	(5,755)	(9,435)
Impairment of the Poinciana Parkway	(30,228)	—	—
Impairment of land developed or held for future development	(16,941)	—	—

Income (loss) before income taxes	($138,031)	$34,680	$258,752

NOTE P — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS — continued

	December 31
	2008	2007
Assets:
Segment assets
Primary residential	$175,646	$215,879
Active adult communities	133,088	139,053
Commercial and industrial and other land sales	9,827	9,297
Poinciana Parkway	15,310	31,793
Unallocated assets	256,989	310,519

Total assets	$590,860	$706,541

(a)	Our businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Our homebuilding operations in Arizona and our title insurance agency do not qualify as separate reportable segments and are included in “Primary Residential” and “Other Operations”, respectively.

(e)	The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2008 and 2007, respectively: cash, cash equivalents and restricted cash of $171,299 and $193,860; land inventories of $47,546 and $63,381 (a majority of which is bulk land); property and equipment of $433 and $712; investment in and notes from unconsolidated entities of $5,790 and $8,002; receivables of $24,165 and $5,969; deferred income tax assets of $2,835 and $0; and prepaid expenses and other assets of $4,927 and $6,802. None of the foregoing are directly attributable to a reportable segment in accordance with SFAS No. 131.

(f)	There is no interest expense from primary residential, active adult communities, and commercial, industrial and other land sales included in segment operating income/(loss) for 2008, 2007 and 2006.

(g)	Included in segment operating profit/(loss) for 2008 is depreciation expense of $1,476, $2,315 and $29 from primary residential, active adult communities and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2007 is depreciation expense of $1,270, $2,113 and $44 from primary residential, active adult communities and unallocated corporate/other, respectively. Included in segment operating income/(loss) for 2006 is depreciation expense of $792, $1,906 and $393 from primary residential, active adult communities, and unallocated corporate/other, respectively.

(h)	Impairment losses of approximately $34,332 and $625 reduced the carrying value of the assets of primary residential and active adult communities, respectively. Impairment losses of approximately $30,228 and approximately $16,941 reduce the carrying values of Poinciana Parkway and land developed or held for future development (which is currently not allocated to a reportable segment), respectively.

(i)	Goodwill of $1,684 was determined to be impaired and written-off during 2008. As of December 31, 2007, goodwill is included in segment assets for active adult communities.
NOTE Q — FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts and fair values of our financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$175,396	$175,396	$192,258	$192,258
Restricted cash	$1,614	$1,614	$3,161	$3,161
Receivables, net	$3,144	$3,144	$4,187	$4,187
Notes, mortgage notes and other debt:
Corporate:
4.50% Convertible Senior Notes	$78,880	$59,752	$114,800	$110,782
Real estate:
Purchase Money Mortgage Note	$—	$—	$15,730	$15,730
5.50% Term Bonds payable	$111	$100	$236	$236
Amended Unsecured Credit Facility	$56,000	$53,195	$—	$—

NOTE Q — FAIR VALUE OF FINANCIAL INSTRUMENTS — continued
In estimating the fair value of financial instruments, we used the following methods and assumptions:
Cash and cash equivalents and restricted cash: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and restricted cash approximates their fair value.
Receivables, net: The carrying amount reported in the consolidated balance sheets for receivables, net approximates their fair value due to their short-term nature.
Convertible Senior Notes: At December 31, 2008 and 2007, the fair value of the 4.50% Notes is estimated, based on quoted or estimated market prices.
Real Estate Notes Payable: The fair values of the Amended Unsecured Credit Facility and 5.50% term bonds payable as of December 31, 2008 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of the purchase money mortgage note as of December 31, 2007 approximated fair value since the purchase money mortgage note was repaid in January 2008.
NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data for 2008 and 2007 is as follows:

	2008 Quarter
	First	Second	Third	Fourth
Net revenues	$30,532	$24,930	$22,359	$34,190
Expenses	31,364	35,116	58,203	117,547
Equity losses from unconsolidated entities	(49)	(413)	(89)	(7,261)

Loss before income taxes	(881)	(10,599)	(35,933)	(90,618)
Income tax benefit	325	4,059	14,223	12,199

Net loss	($556)	($6,540)	($21,710)	($78,419)

Earnings (Loss) per share:
Basic and Diluted	($0.07)	($0.77)	($2.54)	($9.15)

NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED) — continued

	2007 Quarter
	First	Second	Third	Fourth
Net revenues	$92,445	$81,255	$57,455	$60,261
Expenses	(75,310)	(73,598)	(50,846)	(56,922)
Equity in earnings (losses) from unconsolidated entities	43	(2)	(55)	(46)

Income before income taxes	17,178	7,655	6,554	3,293
Income tax expense	(6,070)	(2,384)	(3,470)	(1,373)

Net income	$11,108	$5,271	$3,084	$1,920

Earnings per share:
Basic	$1.35	$0.64	$0.37	$0.23

Diluted	$1.08	$0.55	$0.35	$0.22

1.	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

2.	During the fourth quarter of 2008, our impairment evaluation under SFAS No. 144 resulted in impairment charges of $51,898, which included $5,168 in impairment charges for homes completed or under construction and $46,730 in impairment charges for land developed and/or held for future development.

3.	During the fourth quarter of 2008, we entered into two transactions with unaffiliated third parties providing for the formation of LLCs. We subsequently sold developed and partially-developed land to each of the LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs.

4.	During the fourth quarter of 2008, an entity in which we own a 50% interest, sold all of its real estate assets. This sale generated a pre-tax loss of approximately $7,100 to Avatar.

5.	During the fourth quarter of 2008, we recorded a deferred tax asset valuation allowance of $22,594 because we are now in a cumulative loss position over the evaluation period in accordance with SFAS No. 109.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.
     See Item 8. “Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm”, as they relates to internal control over financial reporting, incorporated herein by reference.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
A.	Identification of Directors

The information called for in this Item is incorporated by reference to Avatar’s 2009 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2009.

B.	Identification of Executive Officers

For information with respect to the executive officers of Avatar, see “Executive Officers of the Registrant” at the end of Part I of this report.

C.	Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to Avatar’s 2009 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2009.

D.	Code of Ethics

The information required by this Item is incorporated by reference to Avatar’s 2009 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2009.
Item 11. Executive Compensation
     The information called for by this Item is incorporated by reference to Avatar’s 2009 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this Item is incorporated by reference to Avatar’s 2009 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information called for by this Item is incorporated by reference to Avatar’s 2009 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2009.
Item 14. Principal Accountant Fees and Services
     The information called for by this Item is incorporated by reference to Avatar’s 2009 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements and Schedules:
          See Item 8. “Financial Statements and Supplementary Data” of this report.
(a) (2) Financial Statements Schedules:
(b)
               Schedule II — Valuation and Qualifying Accounts
Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.
     Exhibits:

3.1*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4.1*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

10.1* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.2* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.3*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10.4*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10.5*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.6*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.7*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.8*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.9*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.10*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.11*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10.12*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.13*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.14*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.15*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.16*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.17*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.18*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.19*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.20*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.21*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.22*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.23*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.24*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.25*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10.26*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.27*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.28*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.29*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.30*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.31*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.32*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.33*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.34*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.35*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.36*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.37*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.38*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.39*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.40*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.41*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.42*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.43*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.44*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.45*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.46*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.47*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.48*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.49*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.50*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.51*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.52*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.53*1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.54*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.55*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.56*1	Amended Form of Non-Employee Director Restricted Stock Unit Agreement, dated May 25, 2006 (260 RSU’s) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10.57*1	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.58*1	Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.59*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.60*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.3 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.61*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.4 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.62*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.63*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.64*1	Letter Agreement dated December 21, 2006, amending Employment Agreement dated as of September 11, 2003, as amended August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.7 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.65*1	Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.66*1	Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.67*1	Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.68*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.69*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.70*1	Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10.71*1	Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.72*1	Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.73*1	Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. (“Guarantor”) in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.74*1	Restricted Stock Unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.75*1	Restricted Stock Unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.76*1	Restricted Stock Unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference)

10.77*1	Director Compensation (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008 (File No. 0-7616), and incorporated herein by reference)

10.78*1	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.79*1	Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.80*1	Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.81*1	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.82*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.83*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.2 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.84*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.3 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.85*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.4 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.86*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.87*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.88*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.7 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.89*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.8 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.90*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.9 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.91*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.10 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.92*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.11 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.93*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.12 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.94*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition: $80.86) (filed as Exhibit 10.13 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.95*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $84.71) (filed as Exhibit 10.14 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.96*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $88.56) (filed as Exhibit 10.15 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.97 1	Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at	Charged to				Balance at
	Beginning	Costs and		Deduction/		End of
	of Period	Expenses		(Addition)		Period
Year ended December 31, 2008:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$28	($27	) (1)	($22	) (2)	$23
Allowance for doubtful accounts	312	—		(435	) (2)	747
Valuation allowance for deferred tax assets	—	—		(22,594	) (4)	22,594

Total	$340	($27)		($23,051)		$23,364

Year ended December 31, 2007:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$69	($50	) (1)	($9	) (2)	$28
Allowance for doubtful accounts	287	—		(25	) (2)	312

Total	$356	($50)		($34)		$340

Year ended December 31, 2006:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$125	($96	) (1)	($40	) (2)	$69
Allowance for doubtful accounts	343	—		56	(3)	287
Valuation allowance for deferred tax assets	14,053			14,053	(5)	—

Total	$14,521	($96)		$14,069		$356

(1)	(Credit) charge to operations as an (increase) decrease to revenues.

(2)	Charge to operations as an increase to real estate expenses.

(3)	Uncollectible accounts written off.

(4)	In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning strategies. Based on our assessment, the uncertain and volatile market conditions and the fact that we are now in a cumulative loss position over the evaluation period, we recorded a deferred tax asset valuation allowance of $22,594 during the year ended December 31, 2008. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

(5)	As of December 31, 2006, based on our tax planning strategy with respect to the deferred income tax liabilities of $23,798 from the sale of the Ocala Property, we determined that certain of our gross deferred tax assets, which had an associated valuation allowance of $14,053, were more-likely-than-not realizable resulting in the elimination of such valuation allowance. We believe the tax planning strategy is prudent and feasible and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.
Dated: March 16, 2009	By:	/s/ Randy L. Kotler
Randy L. Kotler, Executive
Vice President, Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 16, 2009	By:	/s/ Gerald D. Kelfer
Gerald D. Kelfer, Director, President,
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2009	By:	/s/ Randy L. Kotler
Randy L. Kotler, Executive
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Dated: March 16, 2009	By:	/s/ Michael P. Rama
Michael P. Rama, Controller and Chief
Accounting Officer (Principal Accounting Officer)

Dated: March 16, 2009	By:	/s/ Joshua Nash
Joshua Nash, Director and Chairman of the Board

Dated: March 16, 2009	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated: March 16, 2009	By:	/s/ Eduardo A. Brea
Eduardo A. Brea, Director

Dated: March 16, 2009	By:	/s/ Milton Dresner
Milton Dresner, Director

Dated: March 16, 2009	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated: March 16, 2009	By:	/s/ Kenneth T. Rosen
Kenneth T. Rosen, Director

Dated: March 16, 2009	By:	/s/ Joel M. Simon
Joel M. Simon, Director

Dated: March 16, 2009	By:	/s/ Fred Stanton Smith
Fred Stanton Smith, Director

Dated: March 16, 2009	By:	/s/ Beth A. Stewart
Beth A. Stewart, Director

Exhibit Index

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

3.1*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3.2*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4.1*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

10.1* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.2* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.3*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10.4*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10.5*1	Restricted Stock Unit Agreement, dated as of December 7, 1998, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10.6*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.7*1	Amended and Restated Restricted Stock Unit Agreement, dated as of October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ab) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.8*1	Restricted Stock Unit Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10(ac) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.9*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(ae) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.10*1	Cash Bonus Award Agreement, dated October 20, 2000, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(ag) to Form 10-K for the year ended December 31, 2000 (File No. 0-7616), and incorporated herein by reference).

10.11*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10.12*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.13*1	Earnings Participation Award Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.14*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.15*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.16*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.17*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.18*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.19*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.20*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.21*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.22*1	Earnings Participation Award Agreement, dated as of March 6, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.23*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.24*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.25*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10.26*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.27*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.28*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.29*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.30*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.31*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.32*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.33*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.34*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.35*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.36*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.37*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.38*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.39*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.14 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.40*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.41*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.42*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.43*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.44*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.45*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.46*1	Amended and Restated Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.21 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.47*1	Change in Control Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.22 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.48*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.49*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.50*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.51*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.52*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.53*1	Form of Non-Employee Director Restricted Stock Unit Agreement (filed as Exhibit 10.2 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.54*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.55*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.56*1	Amended Form of Non-Employee Director Restricted Stock Unit Agreement, dated May 25, 2006 (260 RSU’s) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2006 (File No. 0-7616), and incorporated by reference).

10.57*1	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10.58*1	Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

Exhibit Index — continued

10.59*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.60*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.3 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.61*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.4 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.62*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.63 *1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.64*1	Letter Agreement dated December 21, 2006, amending Employment Agreement dated as of September 11, 2003, as amended August 11, 2004, between Avatar Holdings Inc. and Dennis J. Getman (filed as Exhibit 10.7 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.65*1	Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.66*1	Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.67*1	Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.68*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.69*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.70*1	Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

Exhibit Index — continued

10.71*1	Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.72*1	Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.73*1	Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. (“Guarantor”) in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.74*1	Restricted Stock Unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.75*1	Restricted Stock Unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.76*1	Restricted Stock Unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference)

10.77*1	Director Compensation (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008 (File No. 0-7616), and incorporated herein by reference)

10.78*1	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.79*1	Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.80*1	Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.81*1	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

10.82*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.83*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.2 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.84*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.3 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.85*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.4 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.86*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.87*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.88*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.7 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.89*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.8 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.90*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.9 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.91*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.10 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.92*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.11 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.93*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.12 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.94*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition: $80.86) (filed as Exhibit 10.13 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.95*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $84.71) (filed as Exhibit 10.14 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.96*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $88.56) (filed as Exhibit 10.15 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.97 1	Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed herewith).

21	Subsidiaries of Registrant (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).