Form 10-Q
period 2009-03-31
AVATAR HOLDINGS INC
filed 2009-05-11
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
8,830,098 shares of Avatar’s common stock ($1.00 par value) were outstanding as of April 30, 2009.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$172,430	$175,396
Restricted cash	1,111	1,614
Receivables, net	3,753	3,144
Income tax receivable	21,503	21,503
Land and other inventories	299,980	304,196
Property and equipment, net	52,654	53,485
Poinciana Parkway	15,732	16,043
Investment in and notes receivable from unconsolidated entities	5,808	5,790
Prepaid expenses and other assets	9,639	10,806
Deferred income taxes	2,835	2,835

Total Assets	$585,445	$594,812

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$1,697	$1,484
Accrued and other liabilities	9,023	8,677
Amount owed for settlement of 4.50% Note repurchase	6,038	—
Customer deposits and deferred revenues	3,694	3,611
Estimated development liability for sold land	20,424	20,468
Notes, mortgage notes and other debt:
Corporate	68,219	74,950
Real estate	56,086	56,111

Total Liabilities	165,181	165,301

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share Authorized: 50,000,000 shares Issued: 11,488,259 shares at March 31, 2009 and December 31, 2008	11,488	11,488
Additional paid-in capital	244,396	245,049
Retained earnings	243,317	251,911

	499,201	508,448
Treasury stock: at cost, 2,658,461 shares at March 31, 2009 and December 31, 2008	(78,937)	(78,937)

Total Stockholders’ Equity	420,264	429,511

Total Liabilities and Stockholders’ Equity	$585,445	$594,812

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Dollars in thousands except per-share amounts)

	Three Months
	2009	2008
Revenues
Real estate revenues	$13,751	$29,395
Interest income	199	1,014
Other	1,397	123

Total revenues	15,347	30,532

Expenses
Real estate expenses	18,205	26,214
General and administrative expenses	4,667	5,137
Interest expense	1,837	527

Total expenses	24,709	31,878

Equity losses from unconsolidated entities	(62)	(49)

Loss before income taxes	(9,424)	(1,395)
Income tax benefit	830	523

Net loss	$(8,594)	$(872)

Basic and Diluted Loss Per Share	$(0.99)	$(0.10)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2009 and 2008
(Dollars in Thousands)

	2009	2008
OPERATING ACTIVITIES
Net loss	$(8,594)	$(872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,386	1,627
Amortization of stock-based compensation	475	690
Impairment of land and other inventories	430	—
Impairment of the Poinciana Parkway	318	—
Gain from repurchase of 4.50% Notes	(1,365)	—
Return of earnings from an unconsolidated entity	(57)	(67)
Equity losses from unconsolidated entities	62	49
Deferred income taxes	(830)	(329)
Excess income tax benefit from exercise of stock options and restricted stock units	—	(20)
Changes in operating assets and liabilities:
Restricted cash	503	(520)
Receivables, net	(609)	(2,800)
Land and other inventories	3,950	(3,930)
Prepaid expenses and other assets	1,104	935
Accounts payable and accrued and other liabilities	310	(1,622)
Customer deposits and deferred revenues	83	1,076

NET CASH USED IN OPERATING ACTIVITIES	(2,834)	(5,783)

INVESTING ACTIVITIES
Investment in property and equipment	(77)	(817)
Investment in Poinciana Parkway	(7)	(11,210)
Investment in unconsolidated entities	(23)	(14)

NET CASH USED IN INVESTING ACTIVITIES	(107)	(12,041)

FINANCING ACTIVITIES
Principal payments of real estate borrowings	(25)	(15,765)
Proceeds from exercise of stock options	—	250
Excess income tax benefit from exercise of stock options and restricted stock units	—	20
Payment of withholding taxes related to restricted stock units withheld	—	(52)

NET CASH USED IN FINANCING ACTIVITIES	(25)	(15,547)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,966)	(33,371)
Cash and cash equivalents at beginning of period	175,396	192,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,430	$158,887

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2009
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
     The consolidated balance sheets as of March 31, 2009 and December 31, 2008, and the related consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The consolidated balance sheet as of December 31, 2008 was derived from audited consolidated financial statements included in our 2008 Annual Report on Form 10-K as adjusted for the retrospective application of FSP No. 14-1 discussed below, but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2008 audited consolidated financial statements included in our 2008 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.
Reclassifications
     Certain 2008 financial statement items have been reclassified to conform to the 2009 presentation.
Adoption of New Accounting Pronouncement
     In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP No. 14-1). FSP No. 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP No. 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. In addition, transaction costs incurred directly related to the issuance of convertible debt instruments are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Adoption of New Accounting Pronouncement — continued
of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP No. 14-1 must be applied retrospectively to previously issued convertible instruments that may be settled in cash, as well as prospectively to newly issued instruments. FSP No. 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP was effective January 1, 2009 for us.
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the 4.50% Notes). Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock. In lieu of delivery of shares of our common stock upon conversion, we have the right to deliver cash or common stock or a combination thereof, at our option. The 4.50% Notes are subject to the provisions of FSP No. 14-1.
     On January 1, 2009, we adopted FSP No. 14-1. Upon adoption, we determined that the fair value of the debt component of the 4.50% Notes at the time of issuance in 2004 was $101,400. The fair value of the debt component was calculated using a market interest rate of 7.5% for similar debt without a conversion option and a maturity date of April 1, 2011 which is the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. The difference between the $120,000 principal amount of the 4.50% Notes and the fair value amount of $101,400 is the discount amount of $18,600. This discount is treated as a reduction in the carrying amount of the 4.50% Notes and a corresponding increase in Additional Paid-In Capital. The discount as well as the related debt issuance costs (which are classified as Prepaid Expenses) are amortized from the issuance date in 2004 through April 1, 2011. These adjustments resulted in the retrospective modification of the December 31, 2008 balance sheet line items Prepaid Expenses and Notes, Mortgage Notes and Other Debt (Corporate). The amortization of the discount and debt issuance costs pursuant to FSP No. 14-1 resulted in the increase in interest expense incurred, causing an increase in the carrying values of Land and Other Inventories and the Poinciana Parkway due to additional capitalized interest expense in accordance with SFAS No. 34, “Capitalization of Interest Cost”. Furthermore, for all periods presented the statement of operations was restated to reflect an increase in Real Estate Expenses due to additional capitalized interest from the adoption of FSP No. 14-1 which is expensed as cost of sales as well as additional interest expense that was not eligible for capitalization. (See further discussion of the 4.50% Notes under the caption “Notes, Mortgage Notes and Other Debt.”)
     Upon retrospective application, the adoption of FSP No. 14-1 resulted in a decrease of $5,888 in retained earnings at December 31, 2008, comprised of non-cash interest expense of $5,189 for the years 2004-2008 and reductions in cumulative non-cash gains of $699 related to repurchases and the partial conversion of the 4.50% Notes during 2007 and 2008. The following table presents the December 31, 2008 balance sheet line items affected, as adjusted and as originally reported:

	As Originally	As	Effect of
	Reported	Adjusted	Change
Land and other inventories	$299,621	$304,196	$4,575
Poinciana Parkway	$15,310	$16,043	$733
Prepaid expenses and other assets	$12,162	$10,806	$(1,356)
Notes, mortgage notes and other debt (Corporate)	$78,880	$74,950	$(3,930)
Additional paid-in capital	$231,279	$245,049	$13,770
Retained earnings	$257,799	$251,911	$(5,888)

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Adoption of New Accounting Pronouncement — continued
     The following table presents the three months ended March 31, 2008 statement of operations line items affected, as adjusted and as originally reported:

	Three Months
	As Originally	As	Effect of
	Reported	Adjusted	Change
Real estate expenses	$25,870	$26,214	$344
Interest expense	$357	$527	$170
Loss before income taxes	$(881)	$(1,395)	$(514)
Income tax benefit	$325	$523	$198
Net loss	$(556)	$(872)	$(316)

Basic and diluted loss per share	$(0.07)	$(0.10)	$(0.03)
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
     For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.
     For assets held for sale (such as completed speculative housing inventory), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales prices) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the first quarter of 2009, our impairment assessment resulted in impairment charges of $430 for housing communities relating to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during the first quarter of 2009. As of March 31, 2009, other than the Land and Other Inventories that we determined to be impaired, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.
     The impairment charges during the fourth quarter of 2008 and first quarter of 2009 reflect the housing market conditions, including a significant oversupply of homes available for sale, tight credit standards, high foreclosure activity and significant competition. We have experienced difficulty in selling homes at a profit causing us to reduce prices to achieve desired sales levels. Contribution margins are defined as house sales prices less direct production costs including closing costs and commissions. During the fourth quarter of 2008 and first quarter of 2009, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the first quarter of 2009, we recorded impairment charges of $430 for housing communities relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:
•	The average price on sales closed from primary residential homebuilding operations has decreased approximately 34% from $323 in 2006 to $213 during the first quarter of 2009. Our average sales price on sales contracts entered into during the first quarter of 2009 declined to approximately $178 as compared to $250 during the fourth quarter of 2008. Additionally, the average contribution margin on closings from primary residential homebuilding operations has declined from approximately 34% in 2006 to approximately 8% during the first quarter of 2009.

•	The average price on sales closed from active adult homebuilding operations has decreased approximately 14% from $298 in 2006 to $256 during the first quarter of 2009. Our average sales price on sales contracts entered into during the first quarter of 2009 declined to approximately $188 as compared to $210 during the fourth quarter of 2008. Additionally, the average contribution margin on closings from active adult homebuilding operations has declined from approximately 33% in 2006 to approximately 19% during the first quarter of 2009.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the three months ended March 31, 2009 and 2008 include operating expenses relating to the operation of our amenity operations in our communities as well as divisional overhead not associated with specific communities.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     Our active adult and primary residential communities are generally large master-planned communities in central Florida and in southeast Arizona. Many of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult and primary residential communities on average is in excess of ten and five years, respectively. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
     Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.
     Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities. We anticipate these future communities will be large master-planned communities similar to our current active adult and/or primary residential communities including scattered lots. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. Build-out of our land held for future development on average is in excess of five years. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
     Declines in market values below those realized from our current sales prices and estimations could result in future impairment.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
     Land and other inventories consist of the following:

	March 31,	December 31,
	2009	2008
Land developed and in process of development	$153,677	$153,623
Land held for future development or sale	96,054	96,054
Homes completed or under construction	49,624	53,817
Other	625	702

	$299,980	$304,196

     During the three months ended March 31, 2009, pre-tax profits from sales of commercial, industrial and other land were $1,778 on revenues of $1,825. For the three months ended March 31, 2009, pre-tax profits from commercial and industrial land were $1,758 on aggregate revenues of $1,785. For the three months ended March 31, 2009, pre-tax profits from other land sales were $20 on aggregate revenues of $40.
     During the three months ended March 31, 2008, we realized pre-tax profits of $7,070 on revenues of $7,428 from commercial, industrial and other land sales. For the three months ended March 31, 2008, pre-tax profits from commercial and industrial land were $1,182 on aggregate revenues of $1,428. On March 31, 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third party that generated revenues to Avatar of approximately $600 per annum. Since this is substantially a sale of real estate, this sale is classified for financial statement purposes as a sale of other land resulting in pre-tax profits of $5,888 on aggregate revenues of $6,000.
     See “Financial Information Relating to Reportable Segments” below.
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
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities. As of March 31, 2009 and December 31, 2008, no impairments existed for Property and Equipment.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Poinciana Parkway
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a private toll road. Except for the toll road, the Poinciana Parkway will be owned, maintained and operated by the Counties upon completion. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to August 31, 2012 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     In January 2009, Osceola County listed the Poinciana Parkway as a County project on its Osceola County Transportation Improvement Projects list in order to apply for federal funds to build the road. Osceola County and Avatar are discussing how to restructure our agreements regarding the Poinciana Parkway so that (i) the County can take over the ownership, development and construction of the Poinciana Parkway and (ii) Avatar can recover some or all of its investment in the road from toll revenue. Any such agreements reached will not be effective unless sufficient federal funds become available to construct the Poinciana Parkway.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of March 31, 2009, approximately $46,600 has been expended. During fiscal year 2008 we recorded impairment charges of $30,228 associated with the Poinciana Parkway.
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
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of March 31, 2009 to the estimated fair value of $15,732 and recognized an impairment loss of $318 for the three months ended March 31, 2009 which is due to the cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of FSP No. 14-1. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during the three months ended March 31, 2009.

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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and for the quarter beginning January 1, 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. The settlement of this transaction occurred on April 2, 2009. This repurchase resulted during the first quarter of 2009 in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the three months ended March 31, 2009) including the write-off of approximately $63 of deferred finance costs. Following this repurchase, $71,380 principal amount of the 4.50% Notes remain outstanding.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
     On January 1, 2009, we adopted FSP No. 14-1. As of March 31, 2009 and December 31, 2008, the 4.50% Notes and the equity component associated with FSP No. 14-1 was comprised of the following:

	March 31,	December 31,
	2009	2008
4.50% Notes
Principal amount	$71,380	$78,880
Unamortized discount	(3,161)	(3,930)

Net carrying amount	$68,219	$74,950

Equity Component, net of income tax benefit	$13,472	$13,770

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of March 31, 2009, the remaining expected life over which the unamortized discount will be recognized is two years. We recognized $485 and $514 in non-cash interest charges related to the amortization of the discount during the three months ended March 31, 2009 and 2008, respectively.
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
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of March 31, 2009, we had borrowings of approximately $55,975 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,938 of which $21,456 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. The maturity date of the Amended Unsecured Credit Facility is September 20, 2010.
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is approximately $2,568 as of March 31, 2009. Our borrowing rate under the Amended Unsecured Credit Facility was 3.0% as of March 31, 2009.
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
     As of March 31, 2009, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     We made interest payments of $461 and $157 for the three months ended March 31, 2009 and 2008, respectively. Interest costs incurred for the three months ended March 31, 2009 and 2008 were $1,973 and $1,500, respectively; and interest costs capitalized for the three months ended March 31, 2009 and 2008 were $136 and $1,143, respectively.
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
     During the three months ended March 31, 2009 and 2008 changes in the warranty reserve consisted of the following:

	Three Months
	2009	2008
Accrued warranty reserve, beginning of period	$468	$1,134
Estimated warranty expense	95	169
Amounts charged against warranty reserve	(142)	(546)

Accrued warranty reserve, end of period	$421	$757

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Loss Per Share
     We present loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of dilutive loss per share for the three months ended March 31, 2009 and 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 0 and 13,360 shares of our common stock for the three months ended March 31, 2009 and 2008, respectively, due to the exercise of stock options, restricted stock units and stock units.
     The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three months ended March 31, 2009 and 2008:

	Three Months
	2009	2008
Numerator:
Basic and diluted loss per share — net loss	$(8,594)	$(872)

Denominator:
Basic and diluted weighted average shares outstanding	8,652,740	8,540,195

Repurchase and Exchange of Common Stock
     Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. As of March 31, 2009, the remaining authorization is $23,962.
Comprehensive Loss
     Net loss and comprehensive loss are the same for the three months ended March 31, 2009 and 2008.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Share-Based Payments and Other Executive Compensation — continued
     As of March 31, 2009, an aggregate of 654,158 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 180,015 options and stock units granted. There were 474,143 shares available for grant at March 31, 2009, including 107,229 shares, repurchased and reflected as treasury shares during 2008, upon vesting of employee restricted stock in order to satisfy tax withholding.
     Compensation expense related to the stock option and restricted stock unit awards during the three months ended March 31, 2009 and 2008 was $455 and $622, respectively, all of which relates to restricted stock units. No restricted stock units awards or stock options were granted during the three months ended March 31, 2009 and 2008.
     As of March 31, 2009, there was $2,379 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.3 years.
Income Taxes
     Income tax receivable as of March 31, 2009 and December 31, 2008 consists of $21,503 in income tax refunds that we received during April 2009. During the three months ended March 31, 2008, we received approximately $2,000 due to the overpayment of 2007 income taxes.
     Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.
     SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the SFAS No. 109 more-likely-than-not realization threshold. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning strategies. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the first quarter of 2009, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the three months ended March 31, 2009. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions was significant evidence supporting the need for a valuation allowance. In addition, the income tax benefit of $830 for the three months ended was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and is also reflected as a decrease in additional paid-in capital. As a result, as of March 31, 2009, our deferred tax asset valuation allowance was $22,345. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes — continued
     In 2006, we sold land under the threat of condemnation which we believe entitled us to defer the payment of income taxes of $24,355 from the gain on this sale. We have not yet identified replacement property although it is our intention to do so by December 31, 2009. It is possible that we may not identify and purchase such replacement property within the required time period or obtain an extension of time in which to do so which would require us to make this income tax payment and interest as of December 31, 2009.
Fair Value Disclosures
     On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), for our assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. On January 1, 2009, we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis in accordance with the deferral provisions of FASB Staff Position SFAS 157-2. The adoption in 2009 did not have a significant impact on our financial statements.
     SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Fair value determined based on quoted market prices in active markets for identical assets and liabilities

Level 2: Fair value determined using significant observable inputs, such as quoted prices for similar assets or liabilities or quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data, by correlation or other means.

Level 3: Fair value determined using significant unobservable inputs, such as discounted cash flows, or similar techniques.
     The carrying value of cash and cash equivalents, receivables and accounts payable approximates the fair value due to their short-term maturities.
     The majority of our non-financial instruments, which include land and other inventories, Poinciana Parkway and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.
     Avatar’s assets measured at fair value as of March 31, 2009 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at	Total
Non-financial Assets	Hierarchy	March 31, 2009	Losses
Homes completed or under construction	Level 3	$5,842	$430
Poinciana Parkway	Level 3	$15,732	$318

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Fair Value Disclosures — continued
     In accordance with SFAS No. 144, homes completed or under construction that were impaired with a carrying amount of $6,272 were written down to their fair value of $5,842, resulting in impairment charges of $430 for the three months ended March 31, 2009. These charges were included under the caption Real Estate Expenses in the consolidated statement of operations for the three months ended March 31, 2009.
     For assets held for sale (such as homes completed or under construction), if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales prices) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.
     In accordance with SFAS No. 144, Poinciana Parkway with a carrying amount of $16,050 was written down to its fair value of $15,732, resulting in impairment charges of $318 for the three months ended March 31, 2009 which is due to cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of FSP No. 14-1. These charges were included under the caption Real Estate Expenses in the consolidated statement of operations for the three months ended March 31, 2009.
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
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. Our investments in these entities may create VIEs, depending on the contractual terms of the arrangement. We analyze these entities in accordance with FIN 46(R) when they are entered into or upon a reconsideration event. For entities determined to be VIEs, Avatar is not the primary beneficiary. All of such entities in which we had an equity interest at March 31, 2009 and December 31, 2008 are accounted for under the equity method.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.
     As of March 31, 2009, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in and Notes Receivable from Unconsolidated Entities — continued
     The following are the consolidated condensed balance sheets of our unconsolidated entities as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Assets:
Cash	$636	$645
Receivables	1,522	1,500
Land and other inventory	10,731	10,686

Total assets	$12,889	$12,831

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$793	$731
Notes payable to Avatar	3,669	3,669
Partners’ Capital of:
Avatar	2,139	2,121
Equity partner	6,288	6,310

Total liabilities and partners’ capital	$12,889	$12,831

     The following are the consolidated condensed statements of operations of our unconsolidated entities for the three months ended March 31, 2009 and 2008:

	Three Months
	2009	2008
Revenues	$15	$30
Costs and expenses	171	118

Net loss from unconsolidated entities	$(156)	$(88)

Avatar’s share of loss from unconsolidated entities	$(62)	$(49)

Recently Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, “Business Combinations” (SFAS No. 141), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 was effective for fiscal years beginning after December 15, 2008. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as no acquisitions have been consummated after January 1, 2009.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements — continued
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for fiscal years beginning on or after December 15, 2008. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as we own 100% of our subsidiaries and there has been no deconsolidation of a subsidiary after January 1, 2009.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for fiscal years beginning December 1, 2008. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as we had no derivative instruments or hedging activities after January 1, 2009.
     In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1. Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as our unvested share-based awards do not contain rights to receive non-forfeitable dividends.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and FIN 46(R) are finalized and approved by the FASB. This FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46(R) by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP was effective January 1, 2009 for us. This FSP is related to disclosure only and did not impact our consolidated financial position or results of operations.
     In April 2009, the FASB issued three new accounting standards which are required to be adopted no later than periods ending after June 15, 2009. We are currently evaluating the impact of the following:
i)	FASB Staff Position SFAS No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP SFAS No. 157-4) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements — continued
ii)	FASB Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

iii)	FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	March 31,	December 31,
	2009	2008
Gross estimated unexpended costs	$26,485	$26,518
Less costs relating to unsold homesites	(6,061)	(6,050)

Estimated development liability for sold land	$20,424	$20,468

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $545 and $0 during the three months ended March 31, 2009 and 2008, respectively, associated with these obligations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with SFAS No. 5, “Accounting for Contingencies,” that certain claims may result in costs and expenses estimated at approximately $1,400 and $1,600 which has been accrued in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial position or results of operations.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2009, we had outstanding performance bonds of approximately $6,230. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2009 and 2008:

	Three Months
	2009	2008
Revenues:
Segment revenues
Primary residential	$5,536	$9,805
Active adult communities	6,198	11,625
Commercial and industrial and other land sales	1,825	7,428
Other operations	228	562

	13,787	29,420

Unallocated revenues
Interest income	199	1,014
Other	1,361	98

Total revenues	$15,347	$30,532

Operating income (loss):
Segment operating income (loss)
Primary residential	$(1,898)	$(2,266)
Active adult communities	(1,432)	(23)
Commercial and industrial and other land sales	1,778	7,070
Other operations	11	85

	(1,541)	4,866

Unallocated income (expenses)
Interest income	199	1,014
Gain on repurchase of 4.50% Notes	1,365	—
Equity loss from unconsolidated entities	(62)	(49)
General and administrative expenses	(4,667)	(5,137)
Interest expense	(1,837)	(527)
Other real estate expenses	(2,563)	(1,562)
Impairment of the Poinciana Parkway	(318)	—

Loss before income taxes	$(9,424)	$(1,395)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
     In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to Avatar Holdings Inc.’s 2008 Annual Report on Form 10-K.
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the continuing decline in value and the instability of the financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increasing level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the successful implementation of Avatar’s business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; Avatar’s access to financing; geopolitical risks; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Active adult homes are intended for occupancy by at least one person 55 years or older.
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
     During the first quarter of 2009, our homebuilding results reflect the difficult conditions in our Florida and Arizona housing markets characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale, the tightening of mortgage underwriting standards, the number of foreclosures and pending foreclosures, the availability of significant incentives, the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept and the significant amount of standing inventory continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience low traffic, significant cancellations, high incentives, low margins, and continued high delinquencies on homeowner association and club membership dues. Our profits on the sale of homes continue to decline as we offer lower prices and higher discounts to meet competitive pricing and declining demand. During the first quarter of 2009, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the first quarter of 2009, we recorded impairment charges of $430 for housing communities relating to homes completed or under construction. We believe that housing market conditions will continue to be difficult and may deteriorate further during 2009. Demand for, and values of, commercial, industrial and other land has decreased significantly.
     While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations during 2009. We anticipate such operating losses for 2009 will be greater than such losses incurred during 2008. We believe that we have sufficient available cash to fund these losses for 2009.
     We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by 60% to 232 full-time and part-time employees (almost half of whom are support staff for amenity operations and maintenance) from 585 full-time and part-time employees.
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
     The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2009 and 2008:

	Three Months
	2009	2008

Operating income (loss):
Primary residential
Revenues	$5,536	$9,805
Expenses	7,434	12,071

Segment operating loss	(1,898)	(2,266)

Active adult communities
Revenues	6,198	11,625
Expenses	7,630	11,648

Segment operating loss	(1,432)	(23)

Commercial and industrial and other land sales
Revenues	1,825	7,428
Expenses	47	358

Segment operating income	1,778	7,070

Other operations
Revenues	228	562
Expenses	217	477

Segment operating income	11	85

Operating income (loss)	(1,541)	4,866

Unallocated income (expenses):
Interest income	199	1,014
Gain on repurchase of 4.50% Notes	1,365	—
Equity loss from unconsolidated entities	(62)	(49)
General and administrative expenses	(4,667)	(5,137)
Interest expense	(1,837)	(527)
Other real estate expenses	(2,563)	(1,562)
Impairment of the Poinciana Parkway	(318)	—

Loss before income taxes	(9,424)	(1,395)
Income tax benefit	830	523

Net loss	$(8,594)	$(872)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from closings for the single-family primary residential and active adult homebuilding segments for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Number of		Average Price
For the three months ended March 31,	Units	Revenues	Per Unit

2009
Primary residential	22	$4,684	$213
Active adult communities	12	3,071	$256

Total	34	$7,755	$228

2008
Primary residential	36	$9,309	$259
Active adult communities	29	8,168	$282

Total	65	$17,477	$269

     Data from contracts signed for the single-family primary residential and active adult homebuilding segments for the three months ended March 31, 2009 and 2008 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
For the three months ended March 31,	Signed	Cancellations	Cancellations	Dollar Value	Unit

2009
Primary residential	48	9	39	$6,951	$178
Active adult communities	23	5	18	3,387	$188

Total	71	14	57	$10,338	$181

2008
Primary residential	57	21	36	$9,136	$254
Active adult communities	36	19	17	3,137	$185

Total	93	40	53	$12,273	$232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Backlog for the single-family primary residential and active adult homebuilding segments as of March 31, 2009 and 2008 is summarized as follows:

	Number of	Dollar	Average Price
As of March 31,	Units	Volume	Per Unit

2009
Primary residential	33	6,868	$208
Active adult communities	46	11,793	$256

Total	79	$18,661	$236

2008
Primary residential	72	$20,888	$290
Active adult communities	63	19,038	$302

Total	135	$39,926	$296

     The number of net housing contracts signed during the three months ended March 31, 2009 compared to the same period in 2008 increased 7.5%, however the dollar value of housing contracts signed declined by 15.8%. The decline in the dollar value of housing contracts signed for the three months ended March 31, 2009 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and assets being sold by lenders, and an increasing use of various sales incentives by residential builders in our markets, including Avatar. During the three months ended March 31, 2009, cancellations of previously signed contracts totaled 14 compared to 40 during the three months ended March 31, 2008. As a percentage of the gross number of contracts signed, this represents 20% and 43%, respectively.
     As of March 31, 2009, our inventory of unsold (speculative) homes, both completed and under construction, was 181 units compared to 233 units as of December 31, 2008. As of March 31, 2009, approximately 85% of unsold homes were completed compared to approximately 88% as of December 31, 2008.
     During the three months ended March 31, 2009 compared to the three months ended March 31, 2008, the number of homes closed decreased by 47.7%, and the related revenues decreased by 55.6%. We anticipate that we will close in excess of 80% of the homes in backlog as of March 31, 2009 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Net loss for the three months ended March 31, 2009 and 2008 was ($8,594) or ($0.99) per basic and diluted share and ($872) or ($0.10) per basic and diluted share, respectively. The increase in net loss for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to decreased pre-tax profits from commercial and industrial and other land sales as well as increased losses from our active adult operations.
     Revenues from primary residential operations decreased $4,269 or 43.5% for the three months ended March 31, 2009 compared to the same period in 2008. Expenses from primary residential operations decreased $4,637 or 38.4% for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in revenues is primarily attributable to decreased closings and average sales prices in our primary residential homebuilding communities. The decrease in expenses is attributable to lower volume of closings. Also contributing to the loss from primary residential operations for the three months ended March 31, 2009 are impairment losses of approximately $373 from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the three months ended March 31, 2009 was $213 compared to $259 for the same period in 2008. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the three months ended March 31, 2009 was approximately 8% compared to approximately 13% for the same period in 2008. Included in the results from primary residential operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities. We have also incurred higher expenditures to fund homeowner association operating deficits.
     Revenues from active adult operations decreased $5,427 or 46.7% for the three months ended March 31, 2009 compared to the same period in 2008. Expenses from active adult operations decreased $4,018 or 34.5% for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in revenues is primarily attributable to decreased closings and average sales prices. The decrease in expenses is attributable to lower volume of closings. Also contributing to the loss from our active adult operations for the three months ended March 31, 2009 are impairment losses of approximately $73 from homes completed or under construction. The average sales price on closings from active adult homebuilding operations for the three months ended March 31, 2009 was $256 compared to $282 for the same period in 2008. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for the three months ended March 31, 2009 was approximately 19% compared to approximately 35% for the same period in 2008. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities. We have also incurred higher expenditures to fund homeowner association operating deficits.
     The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales decreased $5,603 for the three months ended March 31, 2009 compared to the same period in 2008. During the three months ended March 31, 2009, pre-tax profits from sales of commercial, industrial and other land were $1,778 on revenues of $1,825. Expenses from commercial and industrial and other land sales decreased $311 for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in expenses is attributable to lower volume of closings of commercial and industrial and other land sales.
     For the three months ended March 31, 2009, pre-tax profits from commercial and industrial land were $1,758 on aggregate revenues of $1,785. For the three months ended March 31, 2009, pre-tax profits from other land sales were $20 on aggregate revenues of $40.

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
     Revenues from other operations decreased $334 or 59.4% for the three months ended March 31, 2009 compared to the same period in 2008. Expenses from other operations decreased $260 or 54.5% for the three months ended March 31, 2009 compared to the same period in 2008. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations.
     Interest income decreased $815 or 80.4% for the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily attributable to decreased interest rates earned on our cash and cash equivalents during 2009 as compared to 2008.
     During the three months ended March 31, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain during the first quarter of 2009 of approximately $1,365 which is included in Other Revenues in the consolidated statements of operations for the three months ended March 31, 2009 including the write-off of approximately $63 of deferred finance costs.
     General and administrative expenses decreased $470 or 9.1% for the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily due to decreases in compensation expense and share-based compensation expense.
     Interest expense increased $1,310 for the three months ended March 31, 2009 compared to the same period in 2008. The increase in interest expense is primarily attributable to the decrease in the amount of interest expense capitalized due to decreases in development and construction activities in our various projects.
     Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous expenses not allocable to specific operations, increased by $1,001 or 64.1% for the three months ended March 31, 2009 compared to the same period in 2008. The increase is primarily attributable to the increase in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the three months ended March 31, 2009 and 2008, we recognized charges of $545 and $0, respectively. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also contributing to the increase in other real estate expenses for the three months ended March 31, 2009 are non-capitalizable expenditures of $341 related to the Poinciana Parkway.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of March 31, 2009 to the estimated fair value of $15,732 and recognized an impairment loss of $318 for the three months ended March 31, 2009 which is due to cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of FSP No. 14-1. During the fiscal year 2008 we recorded impairment charges of $30,228.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Income tax benefit was provided for at an effective tax rate of 8.8% for the three months ended March 31, 2009 compared to 37.5% for the three months ended March 31, 2008. The income tax benefit of $830 for the three months ended was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and is also reflected as a decrease in additional paid-in capital. SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the SFAS No. 109 more-likely-than-not realization threshold. As a result of our net loss during the three months ended March 31, 2009, we recorded a valuation allowance for the deferred tax assets generated during the three months ended March 31, 2009.
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
     With the continuing deterioration in the residential land and housing values in Florida and Arizona, we are focused on maintaining sufficient liquidity. As of March 31, 2009, the amount of cash and cash equivalents available totaled $172,430. During the three months ended March 31, 2009, we spent $2,834 to fund operating deficits. As of March 31, 2009, we had borrowings of $55,975 outstanding under the Amended Unsecured Credit Facility.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments or other real estate activities, and sales of various homebuilding product lines within those communities and other developments.
     For the three months ended March 31, 2009, net cash used in operating activities amounted to $2,834, primarily to fund our operating losses. Net cash used in investing activities amounted to $107 as a result of expenditures of $77 for investments in property and equipment, expenditures of $7 on the Poinciana Parkway and investment in unconsolidated entities of $23. Net cash used by financing activities of $25 was payment of principal under the Amended Unsecured Credit Facility.
     For the three months ended March 31, 2008, net cash used in operating activities amounted to $5,783, primarily as a result of the increase in land and other inventories of $3,930 and the decrease in accounts payable and accrued liabilities of $1,622. Net cash used in investing activities amounted to $12,041 as a result of expenditures of $817 for investments in property and equipment primarily for amenities, and expenditures of $11,210 on the Poinciana Parkway. Net cash used by financing activities of $15,547 resulted from the payment of $15,765 in real estate debt and $52 for withholding taxes related to earnings participation stock awards. Partially offsetting net cash used by financing activities is proceeds of $250 from the exercise of stock options and $20 as a result of excess income tax benefits from the exercise of stock options.
     In 2006, we sold land under the threat of condemnation which we believe entitled us to defer the payment of income taxes of $24,355 from the gain on this sale. We have not yet identified replacement property although it is our intention to do so by December 31, 2009. It is possible that we may not identify and purchase such replacement property within the required time period or obtain an extension of time in which to do so which would require us to make this income tax payment and interest as of December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of March 31, 2009, the amount of our borrowings totaled $124,305 compared to our borrowings of $131,061 as of December 31, 2008. At March 31, 2009, our borrowings of $124,305 consisted of $68,219 carrying amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), $55,975 outstanding under the Amended Unsecured Credit Facility and $111 of 5.50% community development district term bond obligations due 2010. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. The settlement of this transaction occurred on April 2, 2009.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and for the quarter beginning January 1, 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. During the three months ended March 31, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted during the first quarter of 2009 in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the three months ended March 31, 2009) including the write-off of approximately $63 of deferred finance costs. Following this repurchase, $71,380 principal amount of the 4.50% Notes remain outstanding.

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
     On January 1, 2009, we adopted FSP No. 14-1. As of March 31, 2009 and December 31, 2008, the 4.50% Notes and the equity component associated with FSP No. 14-1 was comprised of the following:

	March 31,	December 31,
	2009	2008
4.50% Notes
Principal amount	$71,380	$78,880
Unamortized discount	(3,161)	(3,930)

Net carrying amount	$68,219	$74,950

Equity Component, net of income tax benefit	$13,472	$13,770

     The discount on the liability component of the 4.50% Notes is being amortized using the effective interest method on an effective rate of 7.5%, which represented the market interest rate for similar debt without a conversion option on the issuance date, through April 1, 2011, which coincides with the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes as discussed above. As of March 31, 2009, the remaining expected life over which the unamortized discount will be recognized is two years. We recognized $485 and $514 in non-cash interest charges related to the amortization of the discount during the three months ended March 31, 2009 and 2008, respectively.
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
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of March 31, 2009, we had borrowings of approximately $55,975 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,938 of which $21,456 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. The maturity date of the Amended Unsecured Credit Facility is September 20, 2010.
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is approximately $2,568 as of March 31, 2009. Our borrowing rate under the Amended Unsecured Credit Facility was 3.0% as of March 31, 2009.
     Under the terms of the Amended Unsecured Credit Facility, we are required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth is increased by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There is no decrease when we have net losses. As of March 31, 2009, our Minimum Tangible Net Worth requirement was $259,927.

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
     As of March 31, 2009, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     The following summarizes certain financial covenant thresholds and our results pursuant to the Amended Unsecured Credit Facility as of March 31, 2009:

	Covenant
Financial Covenant	Requirement	Actual

Minimum Tangible Net Worth	$259,927	$420,264
Leverage Ratio (a)	Less than or equal to 1.00	0.09
EBITDA/Debt Service Ratio	(b)	(b)
AFFCO Ratio	(b)	(b)
Liquidity/Cash Requirements	$75,000/$35,000	$174,998/$172,430
Notes Coverage Ratio	Greater than or equal to 2.00	4.2
Investments in real estate related joint ventures (as a percent of Tangible Net Worth)	Less than or equal to 25%	1.4%
Book value of raw land, land under development and developed lots (as a percent of Tangible Net Worth)	Less than or equal to 150%	58%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
(a)	The Leverage Ratio requirement varies based on our Adjusted EBITDA/Debt Service Ratio. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 2.00 to 1, the Leverage Ratio requirement is less than or equal to 1.75 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.50 to 1, the Leverage Ratio requirement is less than or equal to 1.50 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.25 to 1. If our Adjusted EBITDA/Debt Service Ratio is less than 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.00 to 1.

(b)	Our Adjusted EBITDA/Debt Service Ratio of negative 8.9 was less than 1.00 to 1 as of March 31, 2009. Our AFFCO Ratio of negative 0.7 was less than 1.50 to 1 as of March 31, 2009. We are required to maintain Liquidity of $75,000 of which $35,000 is cash and cash equivalents.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2009, we had outstanding performance bonds of approximately $6,230. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. As of March 31, 2009, we had $111 outstanding under these obligations.
     During the three months ended March 31, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest under authorizations by the Board of Directors to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. The settlement of this transaction occurred on April 2, 2009. As of March 31, 2009, the remaining authorization is $23,962.
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a private toll road. Except for the toll road, the Poinciana Parkway will be owned, maintained and operated by the Counties upon completion. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to August 31, 2012 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     In January 2009, Osceola County listed the Poinciana Parkway as a County project on its Osceola County Transportation Improvement Projects list in order to apply for federal funds to build the road. Osceola County and Avatar are discussing how to restructure our agreements regarding the Poinciana Parkway so that (i) the County can take over the ownership, development and construction of the Poinciana Parkway and (ii) Avatar can recover some or all of its investment in the road from toll revenue. Any such agreements reached will not be effective unless sufficient federal funds become available to construct the Poinciana Parkway.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of March 31, 2009, approximately $46,600 has been expended. During the fiscal year 2008 we recorded impairment charges of $30,228 associated with the Poinciana Parkway.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we have reduced the carrying value of the Poinciana Parkway as of March 31, 2009 to the estimated fair value of $15,732 and recognized an impairment loss of $318 for the three months ended March 31, 2009 which is due to cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of FSP No. 14-1. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during the three months ended March 31, 2009.
     Assuming that no additional significant adverse changes in our business or credit markets occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2009.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no other significant changes to our critical accounting policies and estimates during the three months ended March 31, 2009 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) amends SFAS No. 141, “Business Combinations” (SFAS No. 141), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 was effective for fiscal years beginning after December 15, 2008. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as no acquisitions have been consummated after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for fiscal years beginning on or after December 15, 2008. We adopted this standard on January 1, 2009 which did not have an impact on our consolidated financial position, results of operations or cash flows as we own 100% of our subsidiaries and there has been no deconsolidation of a subsidiary after January 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — continued
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 was effective for fiscal years beginning December 1, 2008. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as we had no derivative instruments or hedging activities after January 1, 2009.
     In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1. Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as our unvested share-based awards do not contain rights to receive non-forfeitable dividends.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to promptly improve disclosures by public companies until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS No. 140), and FIN 46(R) are finalized and approved by the FASB. This FSP amends SFAS No. 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46(R) by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. This FSP was effective January 1, 2009 for us. This FSP is related to disclosure only and did not impact our consolidated financial position or results of operations.
     In April 2009, the FASB issued three new accounting standards which are required to be adopted no later than periods ending after June 15, 2009. We are currently evaluating the impact of the following:
i)	FASB Staff Position SFAS No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP SFAS No. 157-4) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii)	FASB Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

iii)	FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the three months ended March 31, 2009. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     For the three months ended March 31, 2009, Avatar repurchased shares as reflected in the following table:

Total Number
of Shares
			Purchased as	Maximum
			Part of a	Amount That
		Average	Publicly	May Yet Be
	Total Number	Price	Announced	Purchased
	of Shares	Paid Per	Plan or	Under the Plan
Period	Purchased	Share	Program (1)	or Program (1)
January 1, 2009 to January 31, 2009	—	—	—	$30,000
February 1, 2009 to February 28, 2009	—	—	—	$30,000
March 1, 2009 to March 31, 2009	—	—	—	$23,962

Total	—	—	—

(1)	On March 20, 2003, our Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of Avatar’s common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, our Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of our common stock. On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. The settlement of this transaction occurred on April 2, 2009. As of March 31, 2009, the remaining authorization for purchase of shares of Avatar’s common stock and/or 4.50% Notes was $23,962.

Item 6. Exhibits
10.1	Compensation of Certain Named Executive Officers (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: May 11, 2009	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer

Date: May 11, 2009	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index
10.1	Compensation of Certain Named Executive Officers (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).