Form 10-Q
period 2009-06-30
AVATAR HOLDINGS INC
filed 2009-08-10
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
8,837,062 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2009.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$182,299	$175,396
Restricted cash	1,217	1,614
Receivables, net	3,939	3,144
Income tax receivable	2,981	21,503
Land and other inventories	289,232	304,071
Property and equipment, net	51,660	53,485
Poinciana Parkway	15,725	16,168
Investment in and notes receivable from unconsolidated entities	5,816	5,790
Prepaid expenses and other assets	9,598	10,806
Deferred income taxes	—	2,835

Total Assets	$562,467	$594,812

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$367	$1,484
Accrued and other liabilities	8,637	8,677
Customer deposits and deferred revenues	2,725	3,611
Estimated development liability for sold land	21,174	20,468
Notes, mortgage notes and other debt:
Corporate	62,293	74,950
Real estate	56,014	56,111

Total Liabilities	151,210	165,301

Commitments and contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 11,495,523 shares at June 30, 2009 11,488,259 shares at December 31, 2008	11,496	11,488
Additional paid-in capital	245,158	245,049
Retained earnings	233,540	251,911

	490,194	508,448
Treasury stock: at cost, 2,658,461 shares at June 30, 2009 and December 31, 2008	(78,937)	(78,937)

Total Stockholders’ Equity	411,257	429,511

Total Liabilities and Stockholders’ Equity	$562,467	$594,812

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the six and three months ended June 30, 2009 and 2008
(Unaudited)
(Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2009	2008	2009	2008
Revenues
Real estate revenues	$32,012	$53,646	$18,261	$24,251
Interest income	378	1,650	179	636
Other	2,312	166	915	43

Total revenues	34,702	55,462	19,355	24,930

Expenses
Real estate expenses	39,518	55,234	22,061	29,020
Impairment charges	1,676	—	928	—
General and administrative expenses	9,011	10,983	4,344	5,846
Interest expense	3,550	1,396	1,713	869

Total expenses	53,755	67,613	29,046	35,735

Equity losses from unconsolidated entities	(148)	(462)	(86)	(413)

Loss before income taxes	(19,201)	(12,613)	(9,777)	(11,218)
Income tax benefit	830	4,820	—	4,297

Net loss	($18,371)	($7,793)	($9,777)	($6,921)

Basic and Diluted Loss Per Share	($2.12)	($0.91)	($1.13)	($0.81)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2009 and 2008
(Dollars in Thousands)

	2009	2008
OPERATING ACTIVITIES
Net loss	($18,371)	($7,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,788	3,240
Amortization of stock-based compensation	980	1,447
Impairment of land and other inventories	1,228	—
Impairment of the Poinciana Parkway	448	—
Gain from repurchase of 4.50% Notes	(1,783)	—
Return of earnings from an unconsolidated entity	(95)	(133)
Equity losses from unconsolidated entities	148	462
Deferred income taxes	2,005	(1,096)
Excess income tax benefit from exercise of stock options and restricted stock units	—	10
Changes in operating assets and liabilities:
Restricted cash	397	1,634
Receivables, net	(795)	(2,878)
Income tax receivable	18,522	—
Land and other inventories	13,977	(4,547)
Prepaid expenses and other assets	1,096	2,319
Accounts payable and accrued and other liabilities	(970)	(486)
Customer deposits and deferred revenues	(886)	609

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,689	(7,212)

INVESTING ACTIVITIES
Investment in property and equipment	(34)	(938)
Investment in Poinciana Parkway	(5)	(12,397)
Investment in unconsolidated entities	(23)	(26)

NET CASH USED IN INVESTING ACTIVITIES	(62)	(13,361)

FINANCING ACTIVITIES
Repurchase of 4.50% Notes	(11,627)	—
Principal payments of real estate borrowings	(97)	(15,836)
Proceeds from exercise of stock options	—	250
Excess income tax benefit from exercise of stock options and restricted stock units	—	(10)
Payment of withholding taxes related to restricted stock units withheld	—	(52)

NET CASH USED IN FINANCING ACTIVITIES	(11,724)	(15,648)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,903	(36,221)
Cash and cash equivalents at beginning of period	175,396	192,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$182,299	$156,037

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2009
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
     The consolidated balance sheets as of June 30, 2009 and December 31, 2008, and the related consolidated statements of operations for the six and three months ended June 30, 2009 and 2008 and the consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
Cash and Cash Equivalents:
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $677 and $1,191 as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, our cash and cash equivalents were primarily invested in either money market accounts that are covered by the U.S. Treasury’s Temporary Guarantee Program, currently set to expire on September 18, 2009, or money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Adoption of New Accounting Pronouncement
     In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP No. 14-1). FSP No. 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP No. 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP No. 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. In addition, transaction costs incurred directly related to the issuance of convertible debt instruments are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP No. 14-1 must be applied retrospectively to previously issued convertible instruments that may be settled in cash, as well as prospectively to newly issued instruments. FSP No. 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP was effective January 1, 2009 for us.
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
     On January 1, 2009, we adopted FSP No. 14-1. Upon adoption, we determined that the fair value of the debt component of the 4.50% Notes at the time of issuance in 2004 was $101,400. The fair value of the debt component was calculated using a market interest rate of 7.5% for similar debt without a conversion option and a maturity date of April 1, 2011 which is the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. The difference between the $120,000 principal amount of the 4.50% Notes and the fair value amount of $101,400 was the discount amount of $18,600. This discount was treated as a reduction in the carrying amount of the 4.50% Notes and a corresponding increase in Additional Paid-In Capital. The discount as well as the related debt issuance costs (which are classified as Prepaid Expenses) have been amortized from the issuance date in 2004 through April 1, 2011. These adjustments resulted in the retrospective modification of the December 31, 2008 balance sheet line items Prepaid Expenses and Notes, Mortgage Notes and Other Debt (Corporate). The amortization of the discount and debt issuance costs pursuant to FSP No. 14-1 resulted in the increase in interest expense incurred, causing an increase in the carrying values of Land and Other Inventories and the Poinciana Parkway due to additional capitalized interest expense in accordance with SFAS No. 34, “Capitalization of Interest Cost”. Furthermore, for all periods presented the statement of operations was restated to reflect an increase in Real Estate Expenses due to additional capitalized interest from the adoption of FSP No. 14-1 which is expensed as cost of sales as well as additional interest expense that was not eligible for capitalization. (See further discussion of the 4.50% Notes under the caption “Notes, Mortgage Notes and Other Debt.”)

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

	As Originally	As	Effect of
	Reported	Adjusted	Change
Land and other inventories	$299,621	$304,071	$4,450
Poinciana Parkway	$15,310	$16,168	$858
Prepaid expenses and other assets	$12,162	$10,806	($1,356)
Notes, mortgage notes and other debt (Corporate)	$78,880	$74,950	($3,930)
Additional paid-in capital	$231,279	$245,049	$13,770
Retained earnings	$257,799	$251,911	($5,888)
     The following table presents the six and three months ended June 30, 2008 statement of operations line items affected, as adjusted and as originally reported:

	Six Months			Three Months
	As Originally	As	Effect of	As Originally	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change

Real estate expenses	$54,546	$55,234	$688	$28,676	$29,020	$344
Interest expense	$951	$1,396	$445	$594	$869	$275
Loss before income taxes	($11,480)	($12,613)	($1,133)	($10,599)	($11,218)	($619)
Income tax benefit	$4,384	$4,820	$436	$4,059	$4,297	$238
Net loss	($7,096)	($7,793)	($697)	($6,540)	($6,921)	($381)
Basic and diluted loss per share	($0.83)	($0.91)	($0.08)	($0.77)	($0.81)	($0.04)
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
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the first and second quarters of 2009, our impairment assessment resulted in impairment charges of $430 and $798, respectively, for housing communities relating to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during the six and three months ended June 30, 2009. As of June 30, 2009, other than the Land and Other Inventories that we determined to be impaired, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.
     The impairment charges during the fourth quarter of 2008 and six and three months ended June 30, 2009 reflect the housing market conditions, including a significant oversupply of homes available for sale, tight credit standards, higher foreclosure activity and significant competition. We have experienced difficulty in selling homes at a profit causing us to reduce prices to achieve desired sales levels. Contribution margins are defined as house sales prices less direct production costs (including the lot cost) as well as closing costs and commissions. During the fourth quarter of 2008 and six months ended June 30, 2009, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the six and three months ended June 30, 2009, we recorded impairment charges of $1,228 and $798, respectively, for housing communities relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:
•	The average price on sales closed from primary residential homebuilding operations has decreased approximately 43% from $323 in fiscal year 2006 to $183 during the six months ended June 30, 2009. Our average sales price on sales contracts entered into during the six and three months ended June 30, 2009 declined to $163 and $151, respectively, compared to $261 and $270 for the six and three months ended June 30, 2008, respectively. Additionally, the average contribution margin on closings from primary residential homebuilding operations has declined from approximately 34% in fiscal year 2006 to approximately 5% during the six months ended June 30, 2009. The average contribution margin was approximately 10% during the first quarter of 2009.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
•	The average price on sales closed from active adult homebuilding operations has decreased approximately 17% from $298 in fiscal year 2006 to $246 during the six months ended June 30, 2009. Our average sales price on sales contracts entered into during the six and three months ended June 30, 2009 declined to $203 and $220, respectively, compared to $246 and $274 for the six and three months ended June 30, 2008, respectively. Additionally, the average contribution margin on closings from active adult homebuilding operations has declined from approximately 33% in fiscal year 2006 to approximately 17% during the six months ended June 30, 2009. The average contribution margin was approximately 19% during the first quarter of 2009.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the six and three months ended June 30, 2009 and 2008 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead not associated with specific communities.
     Our active adult and primary residential communities are generally large master-planned communities in central Florida and in southeast Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult and primary residential communities on average is in excess of ten and five years, respectively. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
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
     Declines in market values below those realized from our current sales prices and estimations could result in future impairment.
     Land and other inventories consist of the following:

	June 30,	December 31,
	2009	2008
Land developed and in process of development	$152,569	$153,623
Land held for future development or sale	96,049	96,054
Homes completed or under construction	40,083	53,692
Other	531	702

	$289,232	$304,071

     During the six and three months ended June 30, 2009, we realized pre-tax profits of $1,987 and $209, respectively, on revenues of $2,064 and $239, respectively, from sales of commercial, industrial and other land. For the six and three months ended June 30, 2009, pre-tax profits from sales of commercial and industrial land were $1,758 and $0, respectively, on aggregate revenues of $1,785 and $0, respectively. For the six and three months ended June 30, 2009, pre-tax profits from other land sales were $229 and $209, respectively, on aggregate revenues of $279 and $239, respectively.
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
     Property and Equipment includes the cost of amenities owned by us. Property and Equipment placed in service is depreciated by the straight-line method over the useful lives of the assets when these assets are placed in service. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with SFAS No. 144. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities. As of June 30, 2009 and December 31, 2008, no impairments existed for Property and Equipment.
Poinciana Parkway
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to March 20, 2013 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway.
     In January 2009, Osceola County listed the Poinciana Parkway as a County project on its Osceola County Transportation Improvement Projects list in order to apply for federal funds to build the road. Osceola County and Avatar are investigating the availability of other federal funds for development of the Poinciana Parkway, including federal grants and loan programs. We cannot predict whether any federal funds will be available to develop the Poinciana Parkway. Osceola County and Avatar are discussing how to restructure our agreements regarding the Poinciana Parkway so that (i) the County can take over the ownership, development and construction of the Poinciana Parkway and (ii) Avatar could recover some or all of the amounts we expended on the road.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Poinciana Parkway — continued
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of June 30, 2009, approximately $46,600 has been expended. During fiscal year 2008 we recorded impairment charges of $30,228 associated with the Poinciana Parkway.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009 and June 30, 2009 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value as of June 30, 2009 and March 31, 2009. Therefore, we reduced the carrying value of the Poinciana Parkway as of June 30, 2009 to the estimated fair value of $15,725 and recognized impairment losses of $448 and $130 for the six and three months ended June 30, 2009, respectively, which was primarily due to the cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of FSP No. 14-1. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway was expensed during the six months ended June 30, 2009.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and for the quarter beginning April 1, 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the six months ended June 30, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 (which is included in Other Revenues in the consolidated statements of operations for the six and three months ended June 30, 2009). Following these repurchases, $64,804 principal amount of the 4.50% Notes remain outstanding.
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
     On January 1, 2009, we adopted FSP No. 14-1. As of June 30, 2009 and December 31, 2008, the 4.50% Notes and the equity component associated with FSP No. 14-1 was comprised of the following:

	June 30,	December 31,
	2009	2008
4.50% Notes
Principal amount	$64,804	$78,880
Unamortized discount	(2,511)	(3,930)

Net carrying amount	$62,293	$74,950

Equity Component, net of income tax benefit	$13,737	$13,770

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of June 30, 2009, the remaining expected life over which the unamortized discount will be recognized is 1.75 years. We recognized $832 and $347 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2009, respectively. We recognized $1,133 and $619 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2008, respectively.

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
     In accordance with EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the reduction in the amount of the borrowing capacity from $125,000 to $100,000 required us to write-off approximately $85 of deferred finance costs during the first quarter of 2008. In connection with the Amended Unsecured Credit Facility, we incurred and capitalized fees of $655. This fee along with unamortized deferred finance costs are being amortized through the maturity date of September 20, 2010.
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of June 30, 2009, we had borrowings of approximately $55,903 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,535 of which $21,053 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. The maturity date of the Amended Unsecured Credit Facility is September 20, 2010. Our borrowing rate under the Amended Unsecured Credit Facility was 2.8% as of June 30, 2009.

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
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is approximately $3,044 as of June 30, 2009.
     On July 23, 2009, Guaranty Bank, one of the participating financial institutions in the Amended Unsecured Credit Facility, announced that they no longer believe they can raise sufficient capital therefore it is not probable that they will be able to continue as a going concern. Guaranty Bank is a 25% participant in the Amended Unsecured Credit Facility. Our outstanding borrowings under the Amended Unsecured Credit Facility includes participation from Guaranty Bank. At this time it is not known how this may affect our borrowing capacity under the Amended Unsecured Credit Facility.
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
     As of June 30, 2009, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     We made interest payments of $2,731 and $2,802 for the six months ended June 30, 2009 and 2008, respectively. Interest costs incurred for the six months ended June 30, 2009 and 2008 were $3,809 and $3,021, respectively; and interest costs capitalized for the six months ended June 30, 2009 and 2008 were $259 and $2,069, respectively.
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
     During the six and three months ended June 30, 2009 and 2008 changes in the warranty reserve consisted of the following:

	Six Months		Three Months
	2009	2008	2009	2008
Accrued warranty reserve, beginning of period	$468	$1,134	$421	$757
Estimated warranty expense	337	362	242	193
Amounts charged against warranty reserve	(292)	(851)	(150)	(305)

Accrued warranty reserve, end of period	$513	$645	$513	$645

Loss Per Share
     We present loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of dilutive loss per share for the six and three months ended June 30, 2009 and 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Loss Per Share — continued
     The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 7,264 shares of our common stock for the six and three months ended June 30, 2009 due to the exercise of restricted stock units and stock units. The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 14,980 and 1,620 shares of our common stock for the six and three months ended June 30, 2008, respectively, due to the exercise of stock options, restricted stock units and stock units.
     The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the six and three months ended June 30, 2009 and 2008:

	Six Months		Three Months
	2009	2008	2009	2008
Numerator:
Basic and diluted loss per share — net loss	($18,371)	($7,793)	($9,777)	($6,921)

Denominator:
Basic and diluted weighted average shares outstanding	8,654,284	8,542,765	8,655,811	8,545,350

Repurchase of Common Stock and Notes
     Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of June 30, 2009, the remaining authorization is $18,304.
Comprehensive Loss
     Net loss and comprehensive loss are the same for the six and three months ended June 30, 2009 and 2008.
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
     As of June 30, 2009, an aggregate of 646,894 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 169,367 options and stock units granted. There were 477,527 shares available for grant at June 30, 2009, including 107,229 shares, repurchased and reflected as treasury shares during 2008, upon vesting of employee restricted stock in order to satisfy tax withholding.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Share-Based Payments and Other Executive Compensation — continued
     Compensation expense related to the stock option and restricted stock unit awards during the six months ended June 30, 2009 and 2008 was $921 and $1,335, respectively, all of which relates to restricted stock units. Compensation expense related to the stock option and restricted stock unit awards during the three months ended June 30, 2009 and 2008 was $466 and $713, respectively, all of which relates to restricted stock units. During the six months ended June 30, 2009, we granted 5,880 restricted stock units, which have a weighted average grant date fair value of $17.44 per share. During the six months ended June 30, 2008, we granted 3,915 restricted stock units, which have a weighted average grant date fair value of $35.54 per share.
     As of June 30, 2009, there was $2,035 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.1 years.
Income Taxes
     During the six and three months ended June 30, 2009, we received $21,356 in income tax refunds related to taxable losses generated during fiscal 2008. During the six months ended June 30, 2008, we received approximately $2,000 due to the overpayment of 2007 income taxes.
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
     SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the SFAS No. 109 more-likely-than-not realization threshold. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning strategies. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the six months ended June 30, 2009, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the six months ended June 30, 2009. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. In addition, the income tax benefit of $830 for the six months ended June 30, 2009 was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and is also reflected as a decrease in additional paid-in capital. As a result, as of June 30, 2009, our deferred tax asset valuation allowance was $26,081. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
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
     In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP SFAS No. 157-4). This FSP provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP SFAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this FSP was effective no later than periods ending after June 15, 2009. This FSP was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. The adoption of this FSP was effective no later than periods ending after June 15, 2009. This FSP was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
     Avatar’s assets measured at fair value as of June 30, 2009 and losses for the quarter ended June 30, 2009 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at
Non-financial Assets	Hierarchy	June 30, 2009	Losses

Homes completed or under construction	Level 2	$10,120	$798
Poinciana Parkway	Level 3	$15,725	$130
     In accordance with SFAS No. 144, homes completed or under construction that were impaired with a carrying amount of $10,918 were written down to their fair value of $10,120, resulting in impairment charges of $798 for the three months ended June 30, 2009.
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
     In accordance with SFAS No. 144, Poinciana Parkway with a carrying amount of $15,855 was written down to its fair value of $15,725, resulting in impairment charges of $130 for the three months ended June 30, 2009 which is due to cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of FSP No. 14-1.
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
     The carrying amounts and fair values of our financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$182,299	$182,299	$175,396	$175,396
Restricted cash	$1,217	$1,217	$1,614	$1,614
Receivables, net	$3,939	$3,939	$3,144	$3,144
Income tax receivable	$2,981	$2,981	$21,503	$21,503
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$62,293	$52,410	$74,950	$59,752
Real estate:
5.50% Term Bonds payable	$111	$102	$111	$100
Amended Unsecured Credit Facility	$55,903	$53,982	$56,000	$53,195

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
Receivables, net and Income tax receivable: The carrying amount reported in the consolidated balance sheets for receivables, net approximates their fair value due to their short-term nature.
4.50% Notes: At June 30, 2009 and December 31, 2008, the fair value of the 4.50% Notes is estimated, based on quoted or estimated market prices.
Real Estate Notes Payable: The fair values of the Amended Unsecured Credit Facility and 5.50% term bonds payable as of June 30, 2009 and December 31, 2008 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.
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
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. Our investments in these entities may create VIEs, depending on the contractual terms of the arrangement. We analyze these entities in accordance with FIN 46(R) when they are entered into or upon a reconsideration event. For entities determined to be VIEs, Avatar is not the primary beneficiary. All of such entities in which we had an equity interest at June 30, 2009 and December 31, 2008 are accounted for under the equity method.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.
     As of June 30, 2009, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Investments in and Notes Receivable from Unconsolidated Entities — continued
     The following are the consolidated condensed balance sheets of our unconsolidated entities as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Assets:
Cash	$613	$645
Receivables	1,500	1,500
Land and other inventory	10,736	10,686

Total assets	$12,849	$12,831

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$839	$731
Notes and interest payable to Avatar	3,725	3,669
Partners’ Capital of:
Avatar	2,091	2,121
Equity partner	6,194	6,310

Total liabilities and partners’ capital	$12,849	$12,831

     The following are the consolidated condensed statements of operations of our unconsolidated entities for the six and three months ended June 30, 2009 and 2008:

	Six Months		Three Months
	2009	2008	2009	2008
Revenues	$31	$260	$16	$230
Costs and expenses	397	1,174	226	1,056

Net loss from unconsolidated entities	($366)	($914)	($210)	($826)

Avatar’s share of loss from unconsolidated entities	($148)	($462)	($86)	($413)

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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements — continued
establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for fiscal years beginning on or after December 15, 2008. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as all our subsidiaries are wholly-owned and there has been no deconsolidation of a subsidiary after January 1, 2009.
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
     In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements. The adoption of this FSP was effective no later than periods ending after June 15, 2009. This FSP was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Avatar has evaluated the period beginning July 1, 2009 through August 10, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Recently Issued Accounting Pronouncements — continued
     On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means July 1, 2009 for us. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 166 on our consolidated financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46(R) to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 167 on our consolidated financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	June 30,	December 31,
	2009	2008
Gross estimated unexpended costs	$26,645	$26,518
Less costs relating to unsold homesites	(5,471)	(6,050)

Estimated development liability for sold land	$21,174	$20,468

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $723 and $178 during the six and three months ended June 30, 2009, respectively, and $346 during the six and three months ended June 30, 2008 associated with these obligations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with SFAS No. 5, “Accounting for Contingencies,” that certain claims may result in costs and expenses estimated at approximately $1,400 and $1,600 which have been accrued in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial position or results of operations.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2009, we had outstanding performance bonds of approximately $6,167. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2009 and 2008:

	Six Months		Three Months
	2009	2008	2009	2008
Revenues:
Segment revenues
Primary residential	$11,840	$21,873	$6,304	$12,068
Active adult communities	17,676	21,331	11,478	9,706
Commercial and industrial and other land sales	2,064	9,562	239	2,134
Other operations	531	890	303	328

	32,111	53,656	18,324	24,236

Unallocated revenues
Interest income	378	1,650	179	636
Gain on repurchase of 4.50% Notes	1,783	—	418	—
Other	430	156	434	58

Total revenues	$34,702	$55,462	$19,355	$24,930

Operating income (loss):
Segment operating income (loss)
Primary residential	($4,259)	($4,400)	($2,361)	($2,134)
Active adult communities	(2,253)	(1,481)	(821)	(1,458)
Commercial and industrial and other land sales	1,987	9,107	209	2,037
Other operations	105	(52)	94	(137)

	(4,420)	3,174	(2,879)	(1,692)

Unallocated income (expenses)
Interest income	378	1,650	179	636
Gain on repurchase of 4.50% Notes	1,783	—	418	—
Equity loss from unconsolidated entities	(148)	(462)	(86)	(413)
General and administrative expenses	(9,011)	(10,983)	(4,344)	(5,846)
Interest expense	(3,550)	(1,396)	(1,713)	(869)
Other real estate expenses	(3,785)	(4,596)	(1,222)	(3,034)
Impairment of the Poinciana Parkway	(448)	—	(130)	—

Loss before income taxes	($19,201)	($12,613)	($9,777)	($11,218)

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
EXECUTIVE SUMMARY
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities have been adversely affected in both markets, bringing development in our active adult and primary residential communities to approaching a stand still. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by the current economic downturn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
EXECUTIVE SUMMARY — continued
     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as the development and construction of housing on scattered lots. However, due to the significant deterioration in the economy and the residential real estate business, we have increased our focus on maintaining the integrity of our balance sheet through preservation of capital, sustaining liquidity and reduction of overhead. Our development activities have been and will continue to be minimal as we work through the negative impacts on the homebuilding industry. While we have curtailed our homebuilding operations, our business is still capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, and funding of operating deficits or providing working capital, as well as potential new acquisition and development opportunities.
     It is our intention to continue to monetize our inventory of unsold homes and many of our model homes in anticipation of introducing new homes across many of our product lines. Many of these new products will consist of smaller and less amenitized houses to enable us to sell homes at lower price points when the market recovers. In the areas in which our developments are located, we believe that for the foreseeable future there may be significant demand for smaller and less amenitized homes than in prior years.
     We continue to defer the introduction of new housing products or recommencing developing activities in our existing communities until such times as we believe that our markets would enable us to construct and sell new houses at an acceptable profit.
     We continue to focus on acquiring real estate or real estate related assets as the fallout from the deleverging of the economy continues to adversely affect real estate values. We have analyzed a substantial number of residential real estate properties in Florida which we believe could represent opportunities to acquire real estate, or debt secured by real estate, at a substantial discount to its intrinsic value. To date we have seen very few properties that we believe would present such desirable investment or development/redevelopment opportunities at the pricing offered. However, we believe we are approaching a window in which these opportunities will become available. We have an experienced residential real estate development group which is able to expeditiously underwrite portfolios of Florida residential real estate ranging from large undeveloped/unentitled parcels of land to finished lots, and acquire these properties or the debt secured by these properties from financial institutions or others. Our cash position and our ability to plan, permit, develop, and sell land, as well as to design, permit and build out highly amenitized residential communities enables us to have a competitive advantage in buying such properties over financial buyers, and developers not having extensive experience in Florida. However, we compete for opportunities to acquire real estate or real estate related assets and there can be no assurance that we will identify and be able to acquire appropriate assets or that any such assets we were to acquire would result in a desirable return on our investment.
Land Inventory
     Our land inventory consists primarily of real estate in the states of Florida and Arizona. As of June 30, 2009, we owned more than 16,500 acres of developed, partially developed or developable residential, commercial and industrial land. Some portion of this land may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.
     Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other land that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
EXECUTIVE SUMMARY — continued
Land Inventory — continued
     Following is a breakdown of our land holdings (not including our housing inventory) as of June 30, 2009:

		Estimated Planned Lots/Units Remaining (1)
Acquisition	Contract		Partially			Book
Date	Date	Developed	Developed	Raw(2)	Total	Value
Residential
Osceola County, Florida
Pre-1980		200	—	2,200	2,400	$5,198
1999-2001		500	700	—	1,200	45,248
2003	2002-2003	—	—	1,000	1,000	7,880
2004	2002-2003	—	—	1,400	1,400	19,307
2006	2002-2003	—	—	1,600	1,600	19,280

Total Osceola County		700	700	6,200	7,600	96,913

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	21,369
2003	2002-2003	900	—	100	1,000	32,670
2004	2002-2003	—	—	2,500	2,500	19,966
2005	2004	200	—	300	500	5,987

Total Polk County		2,000	1,000	5,300	8,300	79,992

Martin County, Florida
1981-1987		75	—	200	275	6,828

Palm Beach County, Florida(3)
2005	2003	—	—	100	100	6,680

Hillsborough County, Florida
2002		170	—	—	170	1,631

Hernando County, Florida
2004-2005	2003	—	5	—	5	30

Collier County, Florida
Pre-1980		50	—	—	50	191

Highlands County, Florida
Pre-1980		40	—	40	80	108

Santa Cruz County (Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,211

Total Residential		3,635	2,005	15,540	21,180	$202,584

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
EXECUTIVE SUMMARY — continued
Land Inventory — continued

Acquisition	Contract	Estimated	Book
Date	Date	Acres	Value
Commercial/Industrial/Institutional
Florida
Pre-1980		1,300	$7,430
2004 (4)	2004	300	14,765
2005 (4)	2004	400	15,541

Total Florida		2,000	37,736

Arizona
Pre-1980		200	267

Total Commercial/Industrial/Institutional		2,200	$38,003

Other
Preserves, wetlands, open space
Pre-1980		—	$3,175
Other		—	4,856

Total Other		-	$8,031

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

(2)	We anticipate that with respect to our inventory of undeveloped land, new lots developed over the next several years are likely to be develop at a greater density per acre than the density per acre we have undertaken over the past several years. We anticipate evolving market demand for smaller and/or more affordable homes. Accordingly, the number of lots we ultimately develop per acre from our inventory of raw land may exceed the units set forth in this schedule.

(3)	Units represent approximately 300,000 square feet of planned condominium-type residential units.

(4)	During the 4th quarter 2008, our plans for this property changed from developing it as single family housing to permitting as commercial/industrial/institutional.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
EXECUTIVE SUMMARY — continued
     During the six months ended June 30, 2009, our homebuilding results reflect the difficult conditions in our Florida and Arizona housing markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale; the tightening of mortgage underwriting standards; the number of foreclosures, pending foreclosures and mortgage defaults; the availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience low traffic, significant discounts, low margins, and continued high delinquencies on homeowner association and club membership dues. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. Our profits on the sale of homes continue to decline as we offer lower prices and higher discounts to meet competitive pricing and declining demand. During the six months ended June 30, 2009, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the six and three months ended June 30, 2009, we recorded impairment charges of $1,228 and $798, respectively, for housing communities relating to homes completed or under construction. We believe that housing market conditions will continue to be difficult and may deteriorate further during 2009. Demand for, and values of, commercial, industrial and other land has decreased significantly.
     While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations during 2009. We anticipate such operating losses for 2009 will be greater than such losses incurred during 2008. We believe that we have sufficient available cash to fund these losses for 2009.
     We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by 60% to 234 full-time and part-time employees (almost half of whom are support staff for amenity operations and maintenance) from 585 full-time and part-time employees.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. We remain focused on maintaining sufficient liquidity. We continue to carefully manage our inventory levels through curtailing land development, reducing home starts and reducing prices of completed homes. Our strategy also includes the monetization of commercial and industrial land and other assets, and the possible sale of certain residential land to bring forward future cash flows that would otherwise constitute long-term developments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS
     The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2009 and 2008:

	Six Months		Three Months
	2009	2008	2009	2008
Operating income (loss):
Primary residential
Revenues	$11,840	$21,873	$6,304	$12,068
Expenses	16,099	26,273	8,665	14,202

Segment operating loss	(4,259)	(4,400)	(2,361)	(2,134)

Active adult communities
Revenues	17,676	21,331	11,478	9,706
Expenses	19,929	22,812	12,299	11,164

Segment operating loss	(2,253)	(1,481)	(821)	(1,458)

Commercial and industrial and other land sales
Revenues	2,064	9,562	239	2,134
Expenses	77	455	30	97

Segment operating income	1,987	9,107	209	2,037

Other operations
Revenues	531	890	303	328
Expenses	426	942	209	465

Segment operating income (loss)	105	(52)	94	(137)

Operating income (loss)	(4,420)	3,174	(2,879)	(1,692)

Unallocated income (expenses):
Interest income	378	1,650	179	636
Gain on repurchase of 4.50% Notes	1,783	—	418	—
Equity loss from unconsolidated entities	(148)	(462)	(86)	(413)
General and administrative expenses	(9,011)	(10,983)	(4,344)	(5,846)
Interest expense	(3,550)	(1,396)	(1,713)	(869)
Other real estate expenses	(3,785)	(4,596)	(1,222)	(3,034)
Impairment of the Poinciana Parkway	(448)	—	(130)	—

Loss before income taxes	(19,201)	(12,613)	(9,777)	(11,218)
Income tax benefit	830	4,820	—	4,297

Net loss	($18,371)	($7,793)	($9,777)	($6,921)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from closings for the single-family primary residential and active adult homebuilding segments for the six and three months ended June 30, 2009 and 2008 is summarized as follows:

	Number of		Average Price
	Units	Revenues	Per Unit
For the six months ended June 30,
2009
Primary residential	56	$10,255	$183
Active adult communities	48	11,800	$246

Total	104	$22,055	$212

2008
Primary residential	82	$20,603	$251
Active adult communities	53	14,929	$282

Total	135	$35,532	$263

For the three months ended June 30,
2009
Primary residential	34	$5,571	$164
Active adult communities	36	8,728	$242

Total	70	$14,299	$204

2008
Primary residential	46	$11,294	$246
Active adult communities	24	6,761	$282

Total	70	$18,055	$258

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from contracts signed for the single-family primary residential and active adult homebuilding segments for the six and three months ended June 30, 2009 and 2008 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
	Signed	Cancellations	Cancellations	Dollar Value	Unit
For the six months ended June 30,
2009
Primary residential	108	(19)	89	$14,506	$163
Active adult communities	41	(8)	33	6,690	$203

Total	149	(27)	122	$21,196	$174

2008
Primary residential	105	(41)	64	$16,700	$261
Active adult communities	83	(28)	55	13,553	$246

Total	188	(69)	119	$30,253	$254

For the three months ended June 30,
2009
Primary residential	60	(10)	50	$7,555	$151
Active adult communities	18	(3)	15	3,303	$220

Total	78	(13)	65	$10,858	$167

2008
Primary residential	48	(20)	28	$7,564	$270
Active adult communities	47	(9)	38	10,416	$274

Total	95	(29)	66	$17,980	$272

     Backlog for the single-family primary residential and active adult homebuilding segments as of June 30, 2009 and 2008 is summarized as follows:

	Number of	Dollar	Average Price
	Units	Volume	Per Unit
As of June 30,
2009
Primary residential	49	$8,853	$181
Active adult communities	25	6,367	$255

Total	74	$15,220	$206

2008
Primary residential	54	$17,159	$318
Active adult communities	77	22,693	$295

Total	131	$39,852	$304

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     The number of net housing contracts signed during the six months ended June 30, 2009 compared to the same period in 2008 increased 2.5% and decreased 1.5% for the three months ended June 30, 2009. The dollar value of housing contracts signed for the six and three months ended June 30, 2009 declined by 29.9% and 39.6%, respectively. The decline in the dollar value of housing contracts signed for the six and three months ended June 30, 2009 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and assets being sold by lenders, and an increasing use of various sales incentives by residential builders in our markets, including Avatar. During the six and three months ended June 30, 2009, cancellations of previously signed contracts totaled 27 and 13 compared to 69 and 29 during the six and three months ended June 30, 2008, respectively. As a percentage of the gross number of contracts signed, this represents 18.1% and 16.7%, respectively.
     As of June 30, 2009, our inventory of unsold (speculative) homes, both completed and under construction, was 119 units compared to 233 units as of December 31, 2008. As of June 30, 2009, approximately 91% of unsold homes were completed compared to approximately 88% as of December 31, 2008.
     During the six months ended June 30, 2009 compared to the same period in 2008, the number of homes closed decreased by 23.0%. Revenues from homes closed for the six and three months ended June 30, 2009 decreased by 37.9% and 20.8%, respectively. We anticipate that we will close in excess of 80% of the homes in backlog as of June 30, 2009 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.
     Net loss for the six and three months ended June 30, 2009 was ($18,371) or ($2.12) per basic and diluted share and ($9,777) or ($1.13) per basic and diluted share, respectively, compared to net loss of ($7,793) or ($0.91) per basic and diluted share and ($6,921) or ($0.81) per basic and diluted share, respectively, for the comparable periods in 2008. The increase in net loss for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to increases in pre-tax losses from primary residential operations and active adult operating results as well as increased interest expense. In addition, we had decreases in pre-tax profits from commercial and industrial and other land sales and interest income for the six months ended June 30, 2009 compared to the same period in 2008. The increase in pre-tax loss for the six months ended June 30, 2009 was partially mitigated by pre-tax gain on repurchase of 4.50% Notes and decreases in general and administrative expenses and other real estate expenses. The increase in net loss for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to increases in pre-tax losses from primary residential operations as well as increased interest expense. In addition, we had decreases in pre-tax profits from commercial and industrial and other land sales and interest income for the three months ended June 30, 2009 compared to the same period in 2008. The increase in pre-tax loss for the three months ended June 30, 2009 was partially mitigated by pre-tax gain on repurchase of 4.50% Notes and decreases in active adult operating results, general and administrative expenses, and other real estate expenses.
     Revenues from primary residential operations decreased $10,033 or 45.9% and $5,764 or 47.8%, respectively, for the six and three months ended June 30, 2009 compared to the same periods in 2008. Expenses from primary residential operations decreased $10,174 or 38.7% and $5,537 or 39.0%, respectively, for the six and three months ended June 30, 2009 compared to the same periods in 2008. The decreases in revenues are primarily attributable to decreased closings and average sales prices in our primary residential homebuilding communities. The decreases in expenses are attributable to lower volume of closings. Also contributing to the loss from primary residential operations for the six and three months ended June 30, 2009 are impairment losses of approximately $976 and $619, respectively, from homes completed or under construction. The average sales price on closings

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
from primary residential homebuilding operations for the six and three months ended June 30, 2009 was $183 and $164, respectively, compared to $251 and $246, respectively, for the same periods in 2008. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the six and three months ended June 30, 2009 was approximately 5% and 0.1%, respectively, compared to approximately 9% and 7%, respectively, for the same periods in 2008. The average contribution margin (excluding impairment charges) on closings during the first quarter of 2009 was approximately 10% compared to approximately 13% for the same period in 2008. Included in the results from primary residential operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities. We have also incurred higher expenditures to fund homeowner association operating deficits.
     Revenues from active adult operations decreased $3,655 or 17.1% and increased $1,772 or 18.3%, respectively, for the six and three months ended June 30, 2009 compared to the same periods in 2008. Expenses from active adult operations decreased $2,883 or 12.6% and increased $1,135 or 10.2%, respectively, for the six and three months ended June 30, 2009 compared to the same periods in 2008. The decrease in revenues for the six months ended June 30, 2009 compared to the same period in 2008 is primarily attributable to decreased closings and average sales prices. The decrease in expenses for the six months ended June 30, 2009 is attributable to lower volume of closings. The increase in revenues and expenses for the three months ended June 30, 2009 compared to the same period in 2008 is primarily attributable to increased closings. Also contributing to the loss from our active adult operations for the six and three months ended June 30, 2009 are impairment losses of approximately $252 and $179, respectively, from homes completed or under construction. The average sales price on closings from active adult homebuilding operations for the six and three months ended June 30, 2009 was $246 and $242, respectively, compared to $282 and $282, respectively, for the same periods in 2008. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for the six and three months ended June 30, 2009 was approximately 17% and 16%, respectively, compared to approximately 30% and 28%, respectively, for the same periods in 2008. The average contribution margin (excluding impairment charges) on closings during the first quarter of 2009 was approximately 19% compared to approximately 32% for the same period in 2008. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities. We have also incurred higher expenditures to fund homeowner association operating deficits.
     The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales decreased $7,498 and $1,895 for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. During the six and three months ended June 30, 2009, we realized pre-tax profits of $1,987 and $209, respectively, on revenues of $2,064 and $239, respectively, from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales decreased $378 and $67 for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in expenses is attributable to lower volume of closings of commercial and industrial and other land sales.
     For the six and three months ended June 30, 2009, pre-tax profits from sales of commercial and industrial land were $1,758 and $0, respectively, on aggregate revenues of $1,785 and $0, respectively. For the six and three months ended June 30, 2009, pre-tax profits from other land sales were $229 and $209, respectively, on aggregate revenues of $279 and $239, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Revenues from other operations decreased $359 or 40.3% and $25 or 7.6% for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. Expenses from other operations decreased $516 or 54.8% and $256 or 55.1% for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations.
     Interest income decreased $1,272 or 77.1% and $457 or 71.9% for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases are primarily attributable to decreased interest rates earned on our cash and cash equivalents during 2009 as compared to 2008.
     On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the six months ended June 30, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 (which is included in Other Revenues in the consolidated statements of operations for the six and three months ended June 30, 2009).
     General and administrative expenses decreased $1,972 or 18.0% and $1,502 or 25.7% for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases are primarily due to decreases in compensation expense and share-based compensation expense.
     Interest expense increased $2,154 and $844 for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. The increases in interest expense are primarily attributable to the decrease in the amount of interest expense capitalized due to decreases in development and construction activities in our various projects.
     Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $811 or 17.6% and $1,812 or 59.7% for the six and three months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases are primarily attributable to reductions in real estate taxes and property maintenance costs as well as an increase in miscellaneous income. Theses decreases were partially mitigated by an increase in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the six and three months ended June 30, 2009, we recognized charges of $723 and $178, respectively, compared to $346 during the six and three months ended June 30, 2008. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also included in other real estate expenses for the six months ended June 30, 2009 are non-capitalizable expenditures of $341 related to the Poinciana Parkway.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009 and June 30, 2009 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value as of June 30, 2009 and March 31, 2009. Therefore, we reduced the carrying value of the Poinciana Parkway as of June 30, 2009 to the estimated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
fair value of  $15,725 and recognized impairment losses of  $448 and  $130 for the six and three months ended June 30, 2009, respectively, which was primarily due to the cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of FSP No. 14-1. During the fiscal year 2008 we recorded impairment charges of $30,228.
     Income tax benefit was provided for at an effective tax rate of  4.3% and  0% for the six and three months ended June 30, 2009, respectively, compared to 38.2% and 38.3% for the six and three months ended June 30, 2008, respectively. The income tax benefit of $830 for the six months ended June 30, 2009 was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and is also reflected as a decrease in additional paid-in capital. SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the SFAS No. 109 more-likely-than-not realization threshold. As a result of our net loss during the six and three months ended June 30, 2009, we recorded a valuation allowance for the deferred tax assets generated during the six and three months ended June 30, 2009.
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
     With the continuing deterioration in the residential land and housing values in Florida and Arizona, we are focused on maintaining sufficient liquidity. As of June 30, 2009, the amount of cash and cash equivalents available totaled $182,299. During the six months ended June 30, 2009, we spent $11,696 including accrued interest to repurchase $14,076 principal amount of the 4.50% Notes. In addition, during the six months ended June 30, 2009, we received income tax refunds of $21,356. As of June 30, 2009, we had borrowings of $55,903 outstanding under the Amended Unsecured Credit Facility.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.
     For the six months ended June 30, 2009, net cash provided by operating activities amounted to $18,689, primarily as a result of $21,356 we received in income tax refunds related to taxable losses generated during fiscal 2008. Net cash used in investing activities amounted to $62 as a result of expenditures of $34 for investments in property and equipment, expenditures of $5 on the Poinciana Parkway and investment in unconsolidated entities of $23. Net cash used by financing activities of $11,724 resulted from the repurchase for $11,627 of $14,076 principal amount of the 4.50% Notes and the repayment of $97 in real estate debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     For the six months ended June 30, 2008, net cash used in operating activities amounted to $7,212, primarily as a result of the increase in land and other inventories of $4,547 and the increase in contracts receivable of $2,878. Net cash used in investing activities amounted to $13,361 as a result of expenditures of $938 for investments in property and equipment primarily for amenities, and expenditures of $12,397 on the Poinciana Parkway. Net cash used by financing activities of $15,648 resulted from the payment of $15,836 in real estate debt and $52 for withholding taxes related to earnings participation stock awards. Partially offsetting net cash used by financing activities is proceeds of $250 from the exercise of stock options.
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
     As of June 30, 2009, the amount of our borrowings totaled $118,307 compared to our borrowings of $131,061 as of December 31, 2008. At June 30, 2009, our borrowings of $118,307 consisted of $62,293 carrying amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), $55,903 outstanding under the Amended Unsecured Credit Facility and $111 of 5.50% community development district term bond obligations due 2010. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and for the quarter beginning April 1, 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the six months ended June 30, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 (which is included in Other Revenues in the consolidated statements of operations for the six and three months ended June 30, 2009). Following these repurchases, $64,804 principal amount of the 4.50% Notes remain outstanding.
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
     On January 1, 2009, we adopted FSP No. 14-1. As of June 30, 2009 and December 31, 2008, the 4.50% Notes and the equity component associated with FSP No. 14-1 was comprised of the following:

	June 30,	December 31,
	2009	2008
4.50% Notes
Principal amount	$64,804	$78,880
Unamortized discount	(2,511)	(3,930)

Net carrying amount	$62,293	$74,950

Equity Component, net of income tax benefit	$13,737	$13,770

     The discount on the liability component of the 4.50% Notes is being amortized using the effective interest method on an effective rate of 7.5%, which represented the estimated market interest rate for similar debt without a conversion option on the issuance date, through April 1, 2011, which coincides with the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes as discussed above. As of June 30, 2009, the remaining expected life over which the unamortized discount will be recognized is two years. We recognized $832 and $347 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2009, respectively, and $1,133 and $619 during the six and three months ended June 30, 2008, respectively.
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
     In accordance with EITF 98-14: Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, the reduction in the amount of the borrowing capacity from $125,000 to $100,000 required us to write-off approximately $85 of deferred finance costs during the first quarter of 2008. In connection with the Amended Unsecured Credit Facility, we incurred and capitalized fees of $655. These fees along with unamortized deferred finance costs are being amortized through the maturity date of September 20, 2010.
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of June 30, 2009, we had borrowings of approximately $55,903 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,535 of which $21,053 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. The maturity date of the Amended Unsecured Credit Facility is September 20, 2010. Our borrowing rate under the Amended Unsecured Credit Facility was 2.8% as of June 30, 2009.
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is approximately $3,044 as of June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     On July 23, 2009, Guaranty Bank, one of the participating financial institutions in the Amended Unsecured Credit Facility, announced that they no longer believe they can raise sufficient capital therefore it is not probable that they will be able to continue as a going concern. Guaranty Bank is a 25% participant in the Amended Unsecured Credit Facility. Our outstanding borrowings under the Amended Unsecured Credit Facility includes participation from Guaranty Bank. At this time it is not known how this may affect our borrowing capacity under the Amended Unsecured Credit Facility.
     Under the terms of the Amended Unsecured Credit Facility, we are required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth is increased by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There is no decrease when we have net losses. As of June 30, 2009, our Minimum Tangible Net Worth requirement was $259,927.
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
     As of June 30, 2009, we were in compliance with the covenants of the Amended Unsecured Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     The following summarizes certain financial covenant thresholds and our results pursuant to the Amended Unsecured Credit Facility as of June 30, 2009:

	Covenant
Financial Covenant	Requirement		Actual

Minimum Tangible Net Worth	$259,927		$411,257
Leverage Ratio (a)	Less than or equal to 1.00		0.04
EBITDA/Debt Service Ratio	(b	)	(b	)
AFFCO Ratio	(b	)	(b	)
Liquidity/Cash Requirements	$75,000/$35,000		$185,343/$182,299
Notes Coverage Ratio	Greater than or equal to 2.00		4.5
Investments in real estate related joint ventures (as a percent of Tangible Net Worth)	Less than or equal to 25%		1.4%
Book value of raw land, land under development and developed lots (as a percent of Tangible Net Worth)	Less than or equal to 150%		59%

(a)	The Leverage Ratio requirement varies based on our Adjusted EBITDA/Debt Service Ratio. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 2.00 to 1, the Leverage Ratio requirement is less than or equal to 1.75 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.50 to 1, the Leverage Ratio requirement is less than or equal to 1.50 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.25 to 1. If our Adjusted EBITDA/Debt Service Ratio is less than 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.00 to 1.
(b)	Our Adjusted EBITDA/Debt Service Ratio of negative 8.9 was less than 1.00 to 1 as of June 30, 2009. Our AFFCO Ratio of 3.7 was greater than 1.50 to 1 as of June 30, 2009. We are required to maintain Liquidity of $75,000 of which $35,000 is cash and cash equivalents.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2009, we had outstanding performance bonds of approximately $6,167. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. As of June 30, 2009, we had $111 outstanding under these obligations.
     Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of June 30, 2009, the remaining authorization is $18,304.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to March 20, 2013 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway.
     In January 2009, Osceola County listed the Poinciana Parkway as a County project on its Osceola County Transportation Improvement Projects list in order to apply for federal funds to build the road. Osceola County and Avatar are investigating the availability of other federal funds for development of the Poinciana Parkway, including federal grants and loan programs. We cannot predict whether any federal funds will be available to develop the Poinciana Parkway. Osceola County and Avatar are discussing how to restructure our agreements regarding the Poinciana Parkway so that (i) the County can take over the ownership, development and construction of the Poinciana Parkway and (ii) Avatar could recover some or all of the amounts we expended on the road.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of June 30, 2009, approximately $46,600 has been expended. During fiscal year 2008 we recorded impairment charges of $30,228 associated with the Poinciana Parkway.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009 and June 30, 2009 in accordance with SFAS No. 144. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value as of June 30, 2009 and March 31, 2009. Therefore, we reduced the carrying value of the Poinciana Parkway as of June 30, 2009 to the estimated fair value of $15,725 and recognized impairment losses of $448 and $130 for the six and three months ended June 30, 2009, respectively, which was primarily due to the cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of FSP No. 14-1. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during the six months ended June 30, 2009.
     Assuming that no additional significant adverse changes in our business or credit markets occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2009.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no other significant changes to our critical accounting policies and estimates during the six months ended June 30, 2009 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 was effective for fiscal years beginning on or after December 15, 2008. We adopted this standard on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as all our subsidiaries are wholly-owned and there has been no deconsolidation of a subsidiary after January 1, 2009.
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
     In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements. The adoption of this FSP was effective no later than periods ending after June 15, 2009. This FSP was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Avatar has evaluated the period beginning July 1, 2009 through August 10, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.
     On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means July 1, 2009 for us. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, by removing the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS No. 140. SFAS No. 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 166 on our consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — continued
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46(R) to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We are currently evaluating the impact of adopting SFAS No. 167 on our consolidated financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the six and three months ended June 30, 2009. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     For the three months ended June 30, 2009, Avatar repurchased shares as reflected in the following table:

			Total Number of
			Shares
			Purchased as	Maximum Amount
			Part of a	That May Yet
	Total Number	Average	Publicly	Be Purchased
	of Shares	Price Paid	Announced Plan	Under the Plan
Period	Purchased	Per Share	or Program (1)	or Program (1)
April 1, 2009 to April 30, 2009	—	—	—	$23,962
May 1, 2009 to May 31, 2009	—	—	—	$23,962
June 1, 2009 to June 30, 2009	—	—	—	$18,304

Total	—	—	—

(1)	On March 20, 2003, our Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of Avatar’s common stock and/or 7% Convertible Subordinated Notes due April 2005 (the “7% Notes”), which were subsequently called for redemption, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, our Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of our common stock. On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of June 30, 2009, the remaining authorization is $18,304.

Item 4. Submission of Matters to a Vote of Security Holders
     Avatar’s Annual Meeting of Stockholders was held on May 28, 2009, in Coral Gables, Florida, for the purpose of electing eight directors and approving the appointment of Ernst & Young LLP, independent registered public accounting firm, as auditors for the year ending December 31, 2009. Proxies were solicited from holders of 8,829,798 outstanding shares of Common Stock as of the close of business on March 31, 2009, as described in Avatar’s Proxy Statement dated April 28, 2009. All of management’s nominees for directors were elected and the appointment of Ernst & Young LLP was approved by the following votes:
ELECTION OF DIRECTORS

Name	Votes FOR	WITHHELD
Paul D. Barnett	5,894,594	43,615
Milton H. Dresner	5,858,593	79,616
Roger W. Einiger	5,893,405	44,804
Gerald D. Kelfer	5,890,857	47,352
Joshua Nash	5,892,039	46,170
Kenneth T. Rosen	5,890,945	47,264
Joel M. Simon	5,893,799	44,410
Beth A. Stewart	5,893,704	44,505
APPOINTMENT OF AUDITORS

Shares Voted FOR	Shares Voted AGAINST	Shares ABSTAINED	Broker NON-VOTES

5,924,867	6,034	7,308	0

Item 6. Exhibits

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2009, by and among Avatar Properties Inc. (“Borrower”), Avatar Holdings Inc. (“Guarantor”), the several lenders from time to time parties thereto (“Lenders”), and Wachovia Bank, National Association (“Agent” and “Lender”) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2009 (File No. 0-7616), and incorporated by reference).

10.2	Director Compensation (filed herewith).

10.3	Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: August 10, 2009	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer

Date: August 10, 2009	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2009, by and among Avatar Properties Inc. (“Borrower”), Avatar Holdings Inc. (“Guarantor”), the several lenders from time to time parties thereto (“Lenders”), and Wachovia Bank, National Association (“Agent” and “Lender”) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2009 (File No. 0-7616), and incorporated by reference).

10.2	Director Compensation (filed herewith).

10.3	Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).