Form 10-Q
period 2009-09-30
AVATAR HOLDINGS INC
filed 2009-11-09
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
11,351,453 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2009.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$218,547	$175,396
Restricted cash	1,438	1,614
Receivables, net	4,241	3,144
Income tax receivable	3,604	21,503
Land and other inventories	287,309	304,071
Property and equipment, net	50,832	53,485
Poinciana Parkway	16,062	16,168
Investment in and notes receivable from unconsolidated entities	5,786	5,790
Prepaid expenses and other assets	8,319	10,806
Deferred income taxes	—	2,835

Total Assets	$596,138	$594,812

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$261	$1,484
Accrued and other liabilities	12,693	8,677
Customer deposits and deferred revenues	2,475	3,611
Estimated development liability for sold land	21,459	20,468
Notes, mortgage notes and other debt:
Corporate	62,652	74,950
Real estate	56,002	56,111

Total Liabilities	155,542	165,301

Commitments and contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 13,745,523 shares at September 30, 2009
11,488,259 shares at December 31, 2008	13,746	11,488
Additional paid-in capital	281,058	245,049
Retained earnings	224,729	251,911

	519,533	508,448

Treasury stock: at cost, 2,658,461 shares at September 30, 2009 and December 31, 2008	(78,937)	(78,937)

Total Stockholders’ Equity	440,596	429,511

Total Liabilities and Stockholders’ Equity	$596,138	$594,812

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the nine and three months ended September 30, 2009 and 2008
(Unaudited)
(Dollars in thousands except per share amounts)

	Nine Months		Three Months
	2009	2008	2009	2008
Revenues
Real estate revenues	$48,749	$75,179	$16,737	$21,533
Interest income	522	2,289	144	639
Other	3,683	353	1,371	187

Total revenues	52,954	77,821	18,252	22,359

Expenses
Real estate expenses	61,254	81,399	21,736	26,165
Impairment charges	2,008	27,228	332	27,228
General and administrative expenses	12,924	15,355	3,913	4,372
Interest expense	5,182	2,510	1,632	1,114

Total expenses	81,368	126,492	27,613	58,879

Equity losses from unconsolidated entities	(215)	(551)	(67)	(89)

Loss before income taxes	(28,629)	(49,222)	(9,428)	(36,609)
Income tax benefit	1,447	19,304	617	14,484

Net loss	$(27,182)	$(29,918)	$(8,811)	$(22,125)

Basic and Diluted Loss Per Share	$(3.13)	$(3.50)	$(1.01)	$(2.59)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and 2008
(Dollars in Thousands)

	2009	2008
OPERATING ACTIVITIES
Net loss	$(27,182)	$(29,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,066	4,815
Amortization of stock-based compensation	1,455	2,246
Impairment of land and other inventories	1,560	27,228
Impairment of the Poinciana Parkway	448	—
Gain from repurchase of 4.50% Notes	(1,783)	—
Return of earnings from an unconsolidated entity	(148)	(132)
Equity losses from unconsolidated entities	215	551
Deferred income taxes	2,005	(11,896)
Excess income tax benefit from exercise of stock options and restricted stock units	—	2
Changes in operating assets and liabilities:
Restricted cash	176	1,682
Receivables, net	(1,097)	(2,833)
Income tax receivable	17,899	—
Land and other inventories	15,735	76
Prepaid expenses and other assets	2,375	3,724
Accounts payable and accrued and other liabilities	2,418	526
Customer deposits and deferred revenues	(1,136)	(558)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,006	(4,487)

INVESTING ACTIVITIES
Investment in property and equipment	(46)	(1,836)
Investment in Poinciana Parkway	(342)	(13,497)
Investment in unconsolidated entities	(7)	(37)

NET CASH USED IN INVESTING ACTIVITIES	(395)	(15,370)

FINANCING ACTIVITIES
Repurchase of 4.50% Notes	(11,627)	—
Principal payments of real estate borrowings	(109)	(15,855)
Net proceeds from issuance of common stock	38,276	—
Proceeds from exercise of stock options	—	500
Excess income tax benefit from exercise of stock options and restricted stock units	—	(2)
Payment of withholding taxes related to restricted stock units withheld	—	(52)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26,540	(15,409)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,151	(35,266)
Cash and cash equivalents at beginning of period	175,396	192,258

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$218,547	$156,992

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2009
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
     The consolidated balance sheets as of September 30, 2009 and December 31, 2008, and the related consolidated statements of operations for the nine and three months ended September 30, 2009 and 2008 and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
     The consolidated balance sheet as of December 31, 2008 was derived from audited consolidated financial statements included in our 2008 Annual Report on Form 10-K as adjusted for the retrospective application of ASC 470-20 discussed below, but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2008 audited consolidated financial statements included in our 2008 Annual Report on Form 10-K and our Form 8-K filed on August 19, 2009 (which recasted our consolidated financial statements for the year ended December 31, 2008 due to ASC 470-20) and the notes to the consolidated financial statements included therein.
Reclassifications
     Certain 2008 financial statement items have been reclassified to conform to the 2009 presentation.
Recently Issued Accounting Pronouncements
     Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Recently Issued Accounting Pronouncements — continued
The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
     Effective January 1, 2009, we adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this topic did not have an impact on our consolidated financial position, results of operations or cash flows as no business acquisitions have been consummated after January 1, 2009.
     Effective April 1, 2009, we adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on our consolidated results of operations or financial condition. We have evaluated subsequent events through November 9, 2009, the date the financial statements were issued.
     In April 2009, the FASB issued ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65”). ASC 320-10-65 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption of ASC 320-10-65 was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2008, the FASB issued ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260-10-45-61A”). Under ASC 260-10-45-61A, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for us on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as our unvested share-based awards do not contain rights to receive non-forfeitable dividends.
     In June 2009, the FASB issued ASC 810, Consolidation (“ASC 810”). This guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Recently Issued Accounting Pronouncements — continued
     In December 2007, the FASB issued ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65”). This guidance establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. ASC 810-10-65 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65 was adopted on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as all our subsidiaries are wholly-owned and there has been no deconsolidation of a subsidiary after January 1, 2009.
     In August 2009, the FASB issued ASU 2009-5, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. ASU 2009-5 is effective in the fourth quarter of 2009. We do not anticipate this update will have a material impact on our financial statements or disclosures.
Adoption of New Accounting Pronouncement
     In May 2008, the Financial Accounting Standards Board (FASB) issued ASC Subtopic 470-20, Debt with Conversion Options – Cash Conversion (ASC 470-20). This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. This guidance requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. In addition, transaction costs incurred directly related to the issuance of convertible debt instruments are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. This guidance must be applied retrospectively to previously issued convertible instruments that may be settled in cash, as well as prospectively to newly issued instruments. We adopted this new guidance on January 1, 2009.
     On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the 4.50% Notes). Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock. In lieu of delivery of shares of our common stock upon conversion, we have the right to deliver cash or common stock or a combination thereof, at our option. The 4.50% Notes are subject to the provisions of this guidance.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Adoption of New Accounting Pronouncement — continued
     Upon adoption, we determined that the fair value of the debt component of the 4.50% Notes at the time of issuance in 2004 was $101,400. The fair value of the debt component was calculated using a market interest rate of 7.5% for similar debt without a conversion option and a maturity date of April 1, 2011 which is the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. The difference between the $120,000 principal amount of the 4.50% Notes and the fair value amount of $101,400 was the discount amount of $18,600. This discount was treated as a reduction in the carrying amount of the 4.50% Notes and a corresponding increase in Additional Paid-In Capital. The discount as well as the related debt issuance costs (which are classified as Prepaid Expenses) have been amortized from the issuance date in 2004 through April 1, 2011. These adjustments resulted in the retrospective modification of the December 31, 2008 balance sheet line items Prepaid Expenses and Notes, Mortgage Notes and Other Debt (Corporate). The amortization of the discount and debt issuance costs resulted in the increase in interest expense incurred, causing an increase in the carrying values of Land and Other Inventories and the Poinciana Parkway due to additional capitalized interest expense. Furthermore, for all 2008 periods presented, the statement of operations was restated to reflect an increase in Real Estate Expenses due to additional capitalized interest which is expensed as cost of sales as well as additional interest expense that was not eligible for capitalization. (See further discussion of the 4.50% Notes under the caption “Notes, Mortgage Notes and Other Debt.”)
     The retrospective application resulted in a decrease of $5,888 in retained earnings at December 31, 2008, comprised of non-cash interest expense of $5,189 for the years 2004 through 2008 and reductions in cumulative non-cash gains of $699 related to repurchases and the partial conversion of the 4.50% Notes during 2007 and 2008. The following table presents the December 31, 2008 balance sheet line items affected, as adjusted and as originally reported:

	As Originally	As	Effect of
	Reported	Adjusted	Change
Land and other inventories	$299,621	$304,071	$4,450
Poinciana Parkway	$15,310	$16,168	$858
Prepaid expenses and other assets	$12,162	$10,806	$(1,356)
Notes, mortgage notes and other debt (Corporate)	$78,880	$74,950	$(3,930)
Additional paid-in capital	$231,279	$245,049	$13,770
Retained earnings	$257,799	$251,911	$(5,888)

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Adoption of New Accounting Pronouncement — continued
     The following table presents the nine and three months ended September 30, 2008 statement of operations line items affected, as adjusted and as originally reported:

	Nine Months			Three Months
	As Originally	As	Effect of	As Originally	As	Effect of
	Reported	Adjusted	Change	Reported	Adjusted	Change
Real estate expenses	$80,367	$81,399	$1,032	$25,821	$26,165	$344
Interest expense	$1,733	$2,510	$777	$782	$1,114	$332
Loss before income taxes	$(47,413)	$(49,222)	$(1,809)	$(35,933)	$(36,609)	$(676)
Income tax benefit	$18,607	$19,304	$697	$14,223	$14,484	$261
Net loss	$(28,806)	$(29,918)	$(1,112)	$(21,710)	$(22,125)	$(415)

Basic and diluted loss per share	$(3.37)	$(3.50)	$(0.13)	$(2.54)	$(2.59)	$(0.05)
Cash and Cash Equivalents
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $373 and $1,191 as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, our cash and cash equivalents were primarily invested in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Land and Other Inventories — continued
     In accordance with ASC 360-10, Property, Plant and Equipment (ASC 360-10) we carry Land and Other Inventories at the lower of the carrying amount or fair value. Each reporting period, we review our Land and Other Inventories for indicators of impairment.
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
     For assets held for sale (such as completed speculative housing inventory), we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales prices) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the nine and three months ended September 30, 2009, our impairment assessment resulted in impairment charges of $1,560 and $332, respectively, relating to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during the nine and three months ended September 30, 2009. As of September 30, 2009, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.
     The impairment charges during the fourth quarter of 2008 and nine and three months ended September 30, 2009 reflect the housing market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. We have experienced difficulty in selling homes at a profit causing us to reduce prices to achieve desired sales levels. Contribution margins are defined as house sales prices less direct production costs (including the lot cost) as well as closing costs and commissions. During the fourth quarter of 2008 and nine months ended September 30, 2009, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the nine and three months ended September 30, 2009, we recorded impairment charges of $1,560 and $332, respectively, relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:
•	The average price on sales closed from primary residential homebuilding operations has decreased approximately 49% from $323 in fiscal year 2006 to $164 during the nine months ended September 30, 2009. Our average sales price on sales contracts entered into during the nine and three months ended September 30, 2009 declined to $162 and $159, respectively, compared to $262 and $268 for the nine and three months ended September 30, 2008, respectively. Additionally, the average contribution margin on closings from primary residential homebuilding operations has declined from approximately 34% in fiscal year 2006 to approximately 5% during the nine months ended September 30, 2009.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Land and Other Inventories — continued
•	The average price on sales closed from active adult homebuilding operations has decreased approximately 18% from $298 in fiscal year 2006 to $245 during the nine months ended September 30, 2009. Our average sales price on sales contracts entered into during the nine and three months ended September 30, 2009 declined to $201 and $195, respectively, compared to $247 and $250 for the nine and three months ended September 30, 2008, respectively. Additionally, the average contribution margin on closings from active adult homebuilding operations has declined from approximately 33% in fiscal year 2006 to approximately 15% during the nine months ended September 30, 2009.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the nine and three months ended September 30, 2009 and 2008 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead not associated with specific communities.
     Our active adult and primary residential communities are generally large master-planned communities in Florida and in southeast Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult and primary residential communities on average is in excess of ten and five years, respectively. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
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
     Declines in market values below those realized from our current sales prices and estimations could result in future impairment.
     Land and other inventories consist of the following:

	September 30,	December 31,
	2009	2008
Land developed and in process of development	$153,168	$153,623
Land held for future development or sale	96,029	96,054
Homes completed or under construction	30,321	53,692
Recent property acquisition	7,326	—
Other	465	702

	$287,309	$304,071

     On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community located in St. Lucie County, Florida. The purchase price was approximately $7,326. We have not finalized the allocation of the purchase price to the specific components of the property for this acquisition.
     During the nine months ended September 30, 2009, we realized pre-tax profits of $1,929 on revenues of $2,071 from sales of commercial, industrial and other land. For the nine months ended September 30, 2009, pre-tax profits from sales of commercial and industrial land were $1,758 on aggregate revenues of $1,785. For the nine months ended September 30, 2009, pre-tax profits from other land sales were $171 on aggregate revenues of $286.
     During the nine and three months ended September 30, 2008, we realized pre-tax profits of $9,234 and $127, respectively, on revenues of $9,729 and $167, respectively, from sales of commercial, industrial and other land. For the nine and three months ended September 30, 2008, pre-tax profits from sales of commercial and industrial land were $3,056 and $0, respectively, on aggregate revenues of $3,414 and $0, respectively. During the first quarter of 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third party that generated revenues to Avatar of approximately $600 per annum. Since

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Land and Other Inventories — continued
this is substantially a sale of real estate, this sale is classified for financial statement purposes as a sale of other land resulting in pre-tax profits of $5,888 on aggregate revenues of $6,000. For the nine and three months ended September 30, 2008, pre-tax profits from other land sales were $290 and $127, respectively, on aggregate revenues of $315 and $167, respectively.
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
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause the cost to construct to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities. As of September 30, 2009 and December 31, 2008, no impairments existed for Property and Equipment.
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
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Poinciana Parkway — continued
home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway.
     Osceola County and Avatar are attempting to obtain federal funds for development of the Poinciana Parkway, including federal grants and loan programs. We cannot predict whether any federal funds will be available.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of September 30, 2009, approximately $47,000 has been expended. During fiscal year 2008 and for the quarter ended September 30, 2008, we recorded impairment charges of $30,228 and $27,228, respectively, associated with the Poinciana Parkway.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009, June 30, 2009 and September 30, 2009 in accordance with ASC 360-10. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were not less than its carrying value as of September 30, 2009. During our reviews as of March 31, 2009 and June 30, 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value primarily due to the cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of ASC 470-20. During the nine and three months ended September 30, 2009, we recognized impairment losses of $448 and $0, respectively. In addition, non-capitalizable expenditures of $341 and $0 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2009, respectively.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Notes, Mortgage Notes and Other Debt — continued
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and for the quarter beginning April 1, 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009). Following these repurchases, $64,804 principal amount of the 4.50% Notes remain outstanding.
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
     As of September 30, 2009 and December 31, 2008, the 4.50% Notes and the equity component was comprised of the following:

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Notes, Mortgage Notes and Other Debt — continued

	September 30,	December 31,
	2009	2008
4.50% Notes
Principal amount	$64,804	$78,880
Unamortized discount	(2,152)	(3,930)

Net carrying amount	$62,652	$74,950

Equity Component, net of income tax benefit	$13,737	$13,770

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of September 30, 2009, the remaining expected life over which the unamortized discount will be recognized is 1.50 years. We recognized $1,191 and $359 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2009, respectively. We recognized $1,809 and $676 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2008, respectively.
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
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of September 30, 2009, we had borrowings of approximately $55,892 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,535 of which $21,053 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. The maturity date of the Amended Unsecured Credit Facility is September 20, 2010. Our borrowing rate under the Amended Unsecured Credit Facility was 2.75% as of September 30, 2009.
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
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is approximately $3,056 as of September 30, 2009.
     On July 23, 2009, Guaranty Bank, one of the participating financial institutions in our amended unsecured credit facility, announced that it no longer believed it could raise sufficient capital, therefore, it was not probable that they would be able to continue as a going concern. Guaranty Bank is a 25% or $25,000 participant in our amended unsecured credit facility. On August 21, 2009, BBVA Compass acquired the banking operations of Guaranty Bank from the FDIC. BBVA Compass acquired the assets and assumed the deposits and entered into a loss sharing arrangement with the FDIC that covers all of the acquired loans. We believe that BBVA Compass/Guaranty Bank will continue to participate in our Amended Unsecured Credit Facility. The outstanding borrowings under our amended unsecured credit facility include participation from Guaranty Bank in the amount of approximately $17,885.

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
     As of September 30, 2009, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     We made interest payments of $3,143 and $3,026 for the nine months ended September 30, 2009 and 2008, respectively. Interest costs incurred for the nine months ended September 30, 2009 and 2008 were $5,502 and $4,682, respectively; and interest costs capitalized for the nine months ended September 30, 2009 and 2008 were $320 and $2,948, respectively.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Warranty Costs — continued
     During the nine and three months ended September 30, 2009 and 2008 changes in the warranty reserve consisted of the following:

	Nine Months		Three Months
	2009	2008	2009	2008
Accrued warranty reserve, beginning of period	$468	$1,134	$513	$645
Estimated warranty expense	541	567	204	205
Amounts charged against warranty reserve	(524)	(1,151)	(232)	(300)

Accrued warranty reserve, end of period	$485	$550	$485	$550

Common Stock Offering
     In August 2009, we filed a shelf registration statement on Form S-3 for $500,000 of debt and equity securities, which was supplemented in September 2009 by a supplemental prospectus for a public offering of shares of our Common Stock, underwritten by Barclays Capital Inc. (the “Underwriter”). We agreed to sell to the Underwriter 2,250,000 shares of our Common Stock, which were offered to the public at a price of $18.00 per share and discounted to the Underwriter to a price of $17.10 per share. The Underwriter was granted an over-allotment option to purchase up to an additional 337,500 shares of Common Stock, at the same offering price to the public and subject to the same underwriting discount. The closing on the sale of the 2,250,000 shares of Common Stock occurred on September 28, 2009. Net proceeds to us before expenses were $38,475. On October 6, 2009, we closed on the sale of an additional 264,391 shares of our Common Stock pursuant to the Underwriter’s partial exercise of its option to purchase additional shares, which option expired on October 23, 2009. Net proceeds of the partial exercise of the option were $4,521, resulting in total net proceeds of the offering, after approximately $800 of offering expenses, of approximately $42,196. We intend to use the proceeds from the sale for general corporate purposes, including, without limitation, potential acquisitions of real estate and real estate-related assets.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Loss Per Share
     We present loss per share in accordance with ASC 260, Earnings Per Share. Basic loss per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with SFAS No. 128, the computation of dilutive loss per share for the nine and three months ended September 30, 2009 and 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 2,257,264 and 2,250,000 shares of our common stock for the nine and three months ended September 30, 2009, respectively, due to the equity offering described above, conversion of restricted stock units and stock units. The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 24,980 and 10,000 shares of our common stock for the nine and three months ended September 30, 2008, respectively, due to the exercise or conversion of stock options, restricted stock units and stock units.
     The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the nine and three months ended September 30, 2009 and 2008:

	Nine Months		Three Months
	2009	2008	2009	2008
Numerator:
Basic and diluted loss per share – net loss	$(27,182)	$(29,918)	$(8,811)	$(22,125)

Denominator:
Basic and diluted weighted average shares outstanding	8,680,873	8,547,899	8,733,183	8,558,057

Repurchase of Common Stock and Notes
     Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of September 30, 2009, the remaining authorization is $18,304.
Comprehensive Loss
     Net loss and comprehensive loss are the same for the nine and three months ended September 30, 2009 and 2008.

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
     As of September 30, 2009, an aggregate of 646,894 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 170,997 options and stock units granted. There were 475,897 shares available for grant at September 30, 2009.
     Compensation expense related to the stock option and restricted stock unit awards during the nine months ended September 30, 2009 and 2008 was $1,366 and $2,084, respectively, all of which relates to restricted stock units. Compensation expense related to the stock option and restricted stock unit awards during the three months ended September 30, 2009 and 2008 was $445 and $749, respectively, all of which relates to restricted stock units. During the nine months ended September 30, 2009, we granted 5,880 restricted stock units, which have a weighted average grant date fair value of $17.44 per share. During the nine months ended September 30, 2008, we granted 3,915 restricted stock units, which have a weighted average grant date fair value of $35.54 per share.
     As of September 30, 2009, there was $1,590 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.1 years.
Income Taxes
     During the nine months ended September 30, 2009, we received $21,356 in income tax refunds related to taxable losses generated during fiscal 2008. During the nine months ended September 30, 2008, we received approximately $2,000 due to the overpayment of 2007 income taxes.
     Income taxes have been provided using the liability method under ASC 740, Income Taxes (“ASC 740”). The liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.
     ASC 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the more-likely-than-not realization threshold. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning strategies. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the nine months ended September 30, 2009, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the nine months ended September 30, 2009. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. In addition, the

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Income Taxes — continued
income tax benefit of $1,447 and $617 for the nine and three months ended September 30, 2009, respectively, was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and a revision made to the income tax loss for fiscal year 2008. As a result, as of September 30, 2009, our deferred tax asset valuation allowance was $29,089. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was signed into law that extends the net operating loss carryback period for years 2008 and 2009 from two years to up to five years. At this time, we have not completed our analysis to determine the impact on our deferred tax assets and valuation allowance.
     In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. It is our intention to acquire replacement property by December 31, 2010. It is possible that we may not identify and purchase adequate replacement property within the required time period, which would require us to make this income tax payment plus interest as of December 31, 2010.
Fair Value Disclosures
     Effective January 1, 2008, we adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) for our assets and liabilities measured at fair value on a recurring basis. ASC 820-10 provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. On January 1, 2009, we adopted ASC 820-10 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption in 2009 did not have a significant impact on our financial statements.
     Effective April 1, 2009, we adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10. This topic provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed; is applicable to all assets and liabilities (i.e. financial and nonfinancial); and requires enhanced disclosures. The adoption of ASC 820-10-65 was effective no later than periods ending after June 15, 2009. ASC 820-10-65 was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
     Effective April 1, 2009, we adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Fair Value Disclosures — continued
     The accounting standards require that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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
     Avatar’s assets measured at fair value as of September 30, 2009 and losses for the quarter ended September 30, 2009 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at
Non-financial Assets	Hierarchy	September 30, 2009	Losses
Homes completed or under construction	Level 2	$5,405	$332
     In accordance with ASC 360-10, homes completed or under construction that were impaired with a carrying amount of $5,737 were written down to their fair value of $5,405, resulting in impairment charges of $332 for the three months ended September 30, 2009.
     For assets held for sale (such as homes completed or under construction), we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales prices) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Fair Value Disclosures — continued
     The carrying amounts and fair values of our financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$218,547	$218,547	$175,396	$175,396
Restricted cash	$1,438	$1,438	$1,614	$1,614
Receivables, net	$4,241	$4,241	$3,144	$3,144
Income tax receivable	$3,604	$3,604	$21,503	$21,503
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$62,652	$58,648	$74,950	$59,752
Real estate:
5.50% Term Bonds payable	$111	$102	$111	$100
Amended Unsecured Credit Facility	$55,891	$54,005	$56,000	$53,195
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
4.50% Notes: At September 30, 2009 and December 31, 2008, the fair value of the 4.50% Notes is estimated, based on quoted or estimated market prices.
Real Estate Notes Payable: The fair values of the Amended Unsecured Credit Facility and 5.50% term bonds payable as of September 30, 2009 and December 31, 2008 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.
Investments in and Notes Receivable from Unconsolidated Entities
     The FASB issued ASC 810-10, Consolidation (“ASC 810-10”), to variable interest entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under FIN 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. Our investments in these entities may create VIEs, depending on the contractual terms of the arrangement. We analyze these entities in accordance with ASC 810-10 when they are entered into or upon a reconsideration event. For entities determined to be VIEs, Avatar is not the

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Investments in and Notes Receivable from Unconsolidated Entities — continued
primary beneficiary. All of such entities in which we had an equity interest at September 30, 2009 and December 31, 2008 are accounted for under the equity method.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.
     As of September 30, 2009, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.
     The following are the consolidated condensed balance sheets of our unconsolidated entities as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Assets:
Cash	$513	$645
Receivables	1,500	1,500
Land and other inventory	10,732	10,686

Total assets	$12,745	$12,831

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$835	$731
Notes and interest payable to Avatar	3,724	3,669
Partners’ Capital of:
Avatar	2,062	2,121
Equity partner	6,124	6,310

Total liabilities and partners’ capital	$12,745	$12,831

     The following are the consolidated condensed statements of operations of our unconsolidated entities for the nine and three months ended September 30, 2009 and 2008:

	Nine Months		Three Months
	2009	2008	2009	2008
Revenues	$43	$250	$12	$(10)
Costs and expenses	578	1,342	181	168

Net loss from unconsolidated entities	$(535)	$(1,092)	$(169)	$(178)

Avatar’s share of loss from unconsolidated entities	$(215)	$(551)	$(67)	$(89)

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	September 30,	December 31,
	2009	2008
Gross estimated unexpended costs	$26,931	$26,518
Less costs relating to unsold homesites	(5,472)	(6,050)

Estimated development liability for sold land	$21,459	$20,468

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $1,011 and $288 during the nine and three months ended September 30, 2009, respectively, and $462 and $116 during the nine and three months ended September 30, 2008, respectively, associated with these obligations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $1,400 and $1,600 which have been accrued in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial position or results of operations.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2009, we had outstanding performance bonds of approximately $3,134. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2009 and 2008:

	Nine Months		Three Months
Revenues:	2009	2008	2009	2008
Segment revenues
Primary residential	$20,055	$32,616	$8,215	$10,743
Active adult communities	25,929	31,754	8,253	10,423
Commercial and industrial and other land sales	2,071	9,729	7	167
Other operations	873	1,166	342	276

	48,928	75,265	16,817	21,609

Unallocated revenues
Interest income	522	2,289	144	639
Gain on repurchase of 4.50% Notes	1,783	—	—	—
Other	1,721	267	1,291	111

Total revenues	$52,954	$77,821	$18,252	$22,359

Operating income (loss):
Segment operating income (loss)
Primary residential	$(6,230)	$(6,298)	$(1,971)	$(1,898)
Active adult communities	(3,782)	(2,333)	(1,529)	(852)
Commercial and industrial and other land sales	1,929	9,234	(58)	127
Other operations	203	(116)	98	(64)

	(7,880)	487	(3,460)	(2,687)

Unallocated income (expenses)
Interest income	522	2,289	144	639
Gain on repurchase of 4.50% Notes	1,783	—	—	—
Equity loss from unconsolidated entities	(215)	(551)	(67)	(89)
General and administrative expenses	(12,924)	(15,355)	(3,913)	(4,372)
Interest expense	(5,182)	(2,510)	(1,632)	(1,114)
Other real estate expenses, net	(4,285)	(6,354)	(500)	(1,758)
Impairment of the Poinciana Parkway	(448)	(27,228)	—	(27,228)

Loss before income taxes	$(28,629)	$(49,222)	$(9,428)	$(36,609)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
     In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to Avatar Holdings Inc.’s 2008 Annual Report on Form 10-K and Form 8-K filed on August 19, 2009
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the continuing decline in value and the instability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increasing level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; geopolitical risks; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Part II, Item 1A herein. Active adult homes are intended for occupancy by at least one person 55 years or older.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued
EXECUTIVE SUMMARY — continued
     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as the development and construction of housing on scattered lots. However, due to the significant deterioration in the economy and the residential real estate business, we have increased our focus on maintaining the integrity of our balance sheet through preservation of capital, sustaining liquidity and reduction of overhead. Our development activities have been and will continue to be minimal as we work through the negative impacts on the homebuilding industry. While we have curtailed our homebuilding operations, our business is still capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits or providing working capital, as well as potential new acquisition and development opportunities.
     It is our intention to continue to monetize our inventory of unsold homes and many of our model homes in anticipation of introducing new homes across many of our product lines. We expect that many of these new products will consist of smaller and less amenitized houses to enable us to sell homes at lower price points when the market recovers. In the areas in which our developments are located, we believe that for the foreseeable future there may be significant demand for smaller and less amenitized homes than in prior years.
     We continue to defer the introduction of new housing products or recommencing development activities in our existing communities until such times as we believe that our markets would enable us to construct and sell new houses at an acceptable profit.
     We continue to focus on acquiring real estate or real estate related assets as the fallout from the deleveraging of the economy continues to adversely affect real estate values. We have evaluated a substantial number of residential real estate properties in Florida, Arizona and California which we believe could represent opportunities to acquire real estate, or debt secured by real estate, at a substantial discount to its intrinsic value. To date we have seen few properties that we believe would present such desirable investment or development/redevelopment opportunities at the pricing offered. However, we believe we are approaching a window in which these opportunities will become available. On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community located in St. Lucie County, Florida. The purchase price was approximately $7,326.
     We have an experienced residential real estate development group which is able to expeditiously underwrite portfolios of residential real estate ranging from large undeveloped/unentitled parcels of land to finished lots, and acquire these properties or the debt secured by these properties from financial institutions or others. We believe our cash position and our ability to plan, permit, develop and sell land, as well as to design, permit and build out highly amenitized residential communities enable us to have a competitive advantage in buying such properties over financial buyers and developers not having extensive experience in Florida or Arizona. However, we compete for opportunities to acquire real estate or real estate related assets and there can be no assurance that we will identify and be able to acquire appropriate assets or that any such assets we were to acquire would result in a desirable return on our investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
EXECUTIVE SUMMARY — continued
Common Stock Offering
     In August 2009, we filed a shelf registration statement on Form S-3 for $500,000 of debt and equity securities, which was supplemented in September 2009 by a supplemental prospectus for a public offering of shares of our Common Stock, underwritten by Barclays Capital Inc. (the “Underwriter”). We agreed to sell to the Underwriter 2,250,000 shares of our Common Stock, which were offered to the public at a price of $18.00 per share and discounted to the Underwriter to a price of $17.10 per share. The Underwriter was granted an over-allotment option to purchase up to an additional 337,500 shares of Common Stock, at the same offering price to the public and subject to the same underwriting discount. The closing on the sale of the 2,250,000 shares of Common Stock occurred on September 28, 2009. Net proceeds to us before expenses were $38,475. On October 6, 2009, we closed on the sale of an additional 264,391 shares of our Common Stock pursuant to the Underwriter’s partial exercise of its option to purchase additional shares, which option expired on October 23, 2009. Net proceeds of the partial exercise of the option were $4,521, resulting in total net proceeds of the offering, after approximately $800 of offering expenses, of approximately $42,196. We intend to use the proceeds from the sale for general corporate purposes, including, without limitation, potential acquisitions of real estate and real estate-related assets.
Land Inventory
     Our land inventory consists primarily of real estate in the states of Florida and Arizona. As of September 30, 2009, we owned more than 17,000 acres of developed, partially developed or developable residential, commercial and industrial land. Some portion of this land may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.
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
EXECUTIVE SUMMARY — continued
Land Inventory — continued
     Following is a breakdown of our land holdings (not including our housing inventory) as of September 30, 2009:

		Estimated Planned Lots/Units Remaining (1) (2)
Acquisition	Contract		Partially			Book
Date	Date	Developed	Developed	Raw (3)	Total	Value

Residential
Osceola County, Florida
Pre-1980		200	—	2,200	2,400	$5,225
1999-2001		500	700	—	1,200	45,239
2003	2002-2003	—	—	1,000	1,000	7,880
2004	2002-2003	—	—	1,400	1,400	19,307
2006	2002-2003	—	—	1,600	1,600	19,281

Total Osceola County		700	700	6,200	7,600	96,932

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	$21,537
2003	2002-2003	900	—	100	1,000	32,628
2004	2002-2003	—	—	2,500	2,500	19,966
2005	2004	200	—	300	500	6,043

Total Polk County		2,000	1,000	5,300	8,300	80,174

Martin County, Florida
1981-1987		75	—	200	275	6,902

Palm Beach County, Florida (4)
2005	2003	—	—	100	100	6,680

Hillsborough County, Florida
2002		170	—	—	170	1,629

Hernando County, Florida
2004-2005	2003	—	5	—	5	30

Collier County, Florida
Pre-1980		50	—	—	50	191

Highlands County, Florida
Pre-1980		40	—	40	80	104

Santa Cruz County (Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,495

Total Residential		3,635	2,005	15,540	21,180	$203,137

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
EXECUTIVE SUMMARY — continued
Land Inventory — continued

Acquisition	Contract	Estimated	Book
Date	Date	Acres	Value

Commercial/Industrial/Institutional
Florida
Pre-1980		1,300	$7,430
2004 (5)	2004	300	14,765
2005 (5)	2004	400	15,576

Total Florida		2,000	$37,771

Arizona
Pre-1980		200	267

Total Commercial/Industrial/Institutional		2,200	$38,038

Other
Preserves, wetlands, open space
Pre-1980		—	$3,175
Other		—	4,847

Total Other		—	$8,022

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

(2)	On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community located in St. Lucie County, Florida. The purchase price was approximately $7,326. We have not finalized the allocation of the purchase price to the specific components of the property for this acquisition; therefore the developed, partially developed and undeveloped lots have not yet been included in this schedule.

(3)	We anticipate that with respect to our inventory of undeveloped land, new lots developed over the next several years are likely to be developed at greater density per acre than the density per acre we have undertaken over the past several years. We anticipate evolving market demand for smaller and/or more affordable homes. Accordingly, the number of lots we ultimately develop per acre from our inventory of raw land may exceed the units set forth in this schedule.

(4)	Units represent approximately 300,000 square feet of planned condominium-type residential units.

(5)	During the 4th quarter 2008, our plans for this property changed from developing it as single family housing to permitting as commercial/industrial/institutional land.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
EXECUTIVE SUMMARY — continued
     During the nine months ended September 30, 2009, our homebuilding results reflect the difficult conditions in our Florida and Arizona housing markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale; the number of foreclosures, pending foreclosures and mortgage defaults; the availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience low traffic, significant discounts, low margins, and continued high delinquencies on homeowner association and club membership dues. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. Our profits on the sale of homes continue to decline as we offer lower prices and higher discounts to meet competitive pricing and declining demand. During the nine months ended September 30, 2009, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the nine and three months ended September 30, 2009, we recorded impairment charges of $1,560 and $332, respectively, for housing communities relating to homes completed or under construction. We believe that housing market conditions will continue to be difficult and may deteriorate further during the fourth quarter of 2009 and into 2010. Demand for, and values of, commercial, industrial and other land has decreased significantly in our markets.
     While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations during the fourth quarter of 2009 and into 2010. We anticipate such operating losses for 2009 will be greater than such losses incurred during 2008. We believe that we have sufficient available cash to fund these losses through 2010.
     We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by 61% to 227 full-time and part-time employees (almost half of whom are support staff for amenity operations and maintenance) from 585 full-time and part-time employees.
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
     The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2009 and 2008:

	Nine Months		Three Months
	2009	2008	2009	2008
Operating income (loss):
Primary residential
Revenues	$20,055	$32,616	$8,215	$10,743
Expenses	26,285	38,914	10,186	12,641

Segment operating loss	(6,230)	(6,298)	(1,971)	(1,898)

Active adult communities
Revenues	25,929	31,754	8,253	10,423
Expenses	29,711	34,087	9,782	11,275

Segment operating loss	(3,782)	(2,333)	(1,529)	(852)

Commercial and industrial and other land sales
Revenues	2,071	9,729	7	167
Expenses	142	495	65	40

Segment operating income	1,929	9,234	(58)	127

Other operations
Revenues	873	1,166	342	276
Expenses	670	1,282	244	340

Segment operating income (loss)	203	(116)	98	(64)

Operating income (loss)	(7,880)	487	(3,460)	(2,687)

Unallocated income (expenses):
Interest income	522	2,289	144	639
Gain on repurchase of 4.50% Notes	1,783	—	—	—
Equity loss from unconsolidated entities	(215)	(551)	(67)	(89)
General and administrative expenses	(12,924)	(15,355)	(3,913)	(4,372)
Interest expense	(5,182)	(2,510)	(1,632)	(1,114)
Other real estate expenses, net	(4,285)	(6,354)	(500)	(1,758)
Impairment of the Poinciana Parkway	(448)	(27,228)	—	(27,228)

Loss before income taxes	(28,629)	(49,222)	(9,428)	(36,609)
Income tax benefit	1,447	19,304	617	14,484

Net loss	$(27,182)	$(29,918)	$(8,811)	$(22,125)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     Data from closings for the single-family primary residential and active adult homebuilding segments for the nine and three months ended September 30, 2009 and 2008 is summarized as follows:

	Number of		Average Price
	Units	Revenues	Per Unit
For the nine months ended September 30,
2009
Primary residential	109	$17,837	$164
Active adult communities	71	17,420	$245

Total	180	$35,257	$196

2008
Primary residential	118	$30,978	$263
Active adult communities	83	22,744	$274

Total	201	$53,722	$267

For the three months ended September 30,
2009
Primary residential	53	$7,582	$143
Active adult communities	23	5,620	$244

Total	76	$13,202	$174

2008
Primary residential	36	$10,375	$288
Active adult communities	30	7,815	$261

Total	66	$18,190	$276

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     Data from contracts signed for the single-family primary residential and active adult homebuilding segments for the nine and three months ended September 30, 2009 and 2008 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
	Signed	Cancellations	Cancellations	Dollar Value	Unit
For the nine months ended September 30,
2009
Primary residential	148	(25)	123	$19,926	$162
Active adult communities	50	(9)	41	8,247	$201

Total	198	(34)	164	$28,173	$172

2008
Primary residential	124	(52)	72	$18,845	$262
Active adult communities	109	(35)	74	18,307	$247

Total	233	(87)	146	$37,152	$255

For the three months ended September 30,
2009
Primary residential	40	(6)	34	$5,420	$159
Active adult communities	9	(1)	8	1,557	$195

Total	49	(7)	42	$6,977	$166

2008
Primary residential	19	(11)	8	$2,145	$268
Active adult communities	26	(7)	19	4,754	$250

Total	45	(18)	27	$6,899	$256

     Backlog for the single-family primary residential and active adult homebuilding segments as of September 30, 2009 and 2008 is summarized as follows:

	Number of	Dollar	Average Price
	Units	Volume	Per Unit
As of September 30,
2009
Primary residential	30	$6,690	$223
Active adult communities	10	2,305	$231

Total	40	$8,995	$225

2008
Primary residential	26	$8,929	$343
Active adult communities	66	19,632	$295

Total	92	$28,561	$310

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     The number of net housing contracts signed during the nine and three months ended September 30, 2009 compared to the same periods in 2008 increased 12% and 56%, respectively. The dollar value of housing contracts signed for the nine months ended September 30, 2009 compared to the same period in 2008 declined by 24% and increased 1% for the three months ended September 30, 2009. Our average sales price on sales contracts entered into during the nine and three months ended September 30, 2009 declined to $172 and $166, respectively, compared to $255 and $256 for the nine and three months ended September 30, 2008, respectively. The decline in the dollar value of housing contracts signed for the nine months ended September 30, 2009 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and assets being sold by lenders, and an increasing use of various sales incentives by residential builders in our markets, including Avatar. During the nine and three months ended September 30, 2009, cancellations of previously signed contracts totaled 34 and 7 compared to 87 and 18 during the nine and three months ended September 30, 2008, respectively. As a percentage of the gross number of contracts signed, this represents 17% and 14%, respectively.
     As of September 30, 2009, our inventory of unsold (speculative) homes, both completed and under construction, was 164 units (including 72 completed and partially competed homes that we acquired during September 2009 in St. Lucie County, Florida) compared to 233 units as of December 31, 2008. As of September 30, 2009, approximately 86% of unsold homes were completed (including 49 homes that we acquired during September 2009 in St. Lucie County, Florida) compared to approximately 88% as of December 31, 2008.
     During the nine months ended September 30, 2009 compared to the same period in 2008, the number of homes closed decreased by 10% and increased 15% for the three months ended September 30, 2009. Revenues from homes closed for the nine and three months ended September 30, 2009 decreased by 34% and 27%, respectively. Our average sales price for homes closed during the nine and three months ended September 30, 2009 declined to $196 and $174, respectively, compared to $267 and $276 for the nine and three months ended September 30, 2008, respectively. We anticipate that we will close in excess of 80% of the homes in backlog as of September 30, 2009 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.
     Net loss for the nine and three months ended September 30, 2009 was ($27,182) or ($3.13) per basic and diluted share and ($8,811) or ($1.01) per basic and diluted share, respectively, compared to net loss of ($29,918) or ($3.50) per basic and diluted share and ($22,125) or ($2.59) per basic and diluted share, respectively, for the comparable periods in 2008. The decrease in net loss for the nine and three months ended September 30, 2009 compared to the same periods in 2008 was primarily due to the impairment charges of $27,228 recorded during the third quarter of 2008 related to the Poinciana Parkway and decreases in general and administrative expenses and other real estate expenses. The decrease in net loss for the nine and three months ended September 30, 2009 was partially mitigated by increased pre-tax losses from active adult operating results, increased interest expense and decreases in pre-tax profits from commercial and industrial and other land sales and interest income. In addition, the decrease in pre-tax loss for the nine months ended September 30, 2009 compared to the same period in 2008 was partially due to the pre-tax gain on repurchase of 4.50% Notes.
     Revenues from primary residential operations decreased $12,561 or 38.5% and $2,528 or 23.5%, respectively, for the nine and three months ended September 30, 2009 compared to the same periods in 2008. Expenses from primary residential operations decreased $12,629 or 32.5% and $2,455 or 19.4%, respectively, for the nine and three months ended September 30, 2009 compared to the same periods in 2008. The decreases in revenues are primarily attributable to decreased closings and lower average sales prices in our primary residential homebuilding communities. The decreases in expenses are attributable to lower volume of closings. Also contributing to the loss from primary residential operations for the nine and three months ended September 30, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
are impairment losses of approximately $1,189 and $213, respectively, from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2009 was $164 and $143, respectively, compared to $263 and $288, respectively, for the same periods in 2008. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2009 was approximately 5% and 6%, respectively, compared to approximately 10% and 12%, respectively, for the same periods in 2008. Included in the results from primary residential operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     Revenues from active adult operations decreased $5,825 or 18.3% and $2,170 or 20.8%, respectively, for the nine and three months ended September 30, 2009 compared to the same periods in 2008. Expenses from active adult operations decreased $4,376 or 12.8% and $1,493 or 13.2%, respectively, for the nine and three months ended September 30, 2009 compared to the same periods in 2008. The decrease in revenues for the nine and three months ended September 30, 2009 compared to the same periods in 2008 were primarily attributable to decreased closings and lower average sales prices. The decrease in expenses for the nine and three months ended September 30, 2009 is attributable to lower volume of closings. Also contributing to the loss from our active adult operations for the nine and three months ended September 30, 2009 are impairment losses of approximately $371 and $119, respectively, from homes completed or under construction. The average sales price on closings from active adult homebuilding operations for the nine and three months ended September 30, 2009 was $245 and $244, respectively, compared to $274 and $261, respectively, for the same periods in 2008. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for the nine and three months ended September 30, 2009 was approximately 15% and 13%, respectively, compared to approximately 29% and 25%, respectively, for the same periods in 2008. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales decreased $7,658 and $160 for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. During the nine months ended September 30, 2009, we realized pre-tax profits of $1,929 on revenues of $2,071 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales decreased $353 for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in expenses is attributable to lower volume of closings of commercial and industrial and other land sales.
     For the nine months ended September 30, 2009, pre-tax profits from sales of commercial and industrial land was $1,758 on aggregate revenues of $1,785. For the nine months ended September 30, 2009, pre-tax profits from other land sales was $171 on aggregate revenues of $286.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     Therefore, this sale is classified for financial statement purposes as a sale of other land resulting in pre-tax profits of $5,888 on aggregate revenues of $6,000. For the nine and three months ended September 30, 2008, pre-tax profits from other land sales were $290 and $127, respectively, on aggregate revenues of $315 and $167, respectively.
     Revenues from other operations decreased $293 or 25.1% and increased $66 or 23.9% for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. Expenses from other operations decreased $612 or 47.7% and $96 or 28.2% for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations.
     Interest income decreased $1,767 or 77.2% and $495 or 77.5% for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases are primarily attributable to decreased interest rates earned on our cash and cash equivalents during 2009 as compared to 2008.
     On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009).
     General and administrative expenses decreased $2,431 or 15.8% and $459 or 10.5% for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases are primarily due to decreases in compensation expense and share-based compensation expense.
     Interest expense increased $2,672 and $518 for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. The increases in interest expense are primarily attributable to the decrease in the amount of interest expense capitalized due to decreases in development and construction activities in our various projects.
     Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $2,069 or 32.6% and $1,258 or 71.6% for the nine and three months ended September 30, 2009, respectively, compared to the same periods in 2008. The decreases are primarily attributable to reductions in real estate taxes and property maintenance costs as well as an increase in miscellaneous income. These decreases were partially mitigated by an increase in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the nine and three months ended September 30, 2009, we recognized charges of $1,011 and $288, respectively, compared to $462 and $116 during the nine and three months ended September 30, 2008, respectively. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also included in other real estate expenses for the nine months ended September 30, 2009 are non-capitalizable expenditures of $341 related to the Poinciana Parkway.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009, June 30, 2009 and September 30, 2009 in accordance with ASC 360-10. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were not less than its carrying value as of September 30, 2009. During our reviews as of March 31, 2009 and June 30, 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value primarily due to the cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of ASC 470-20. During the nine and three months ended September 30, 2009, we recognized impairment losses of $448 and $0, respectively. During the fiscal year 2008 and for the quarter ended September 30, 2008, we recorded impairment charges of $30,228 and $27,228, respectively.
     Income tax benefit was provided for at an effective tax rate of 5.1% and 6.5% for the nine and three months ended September 30, 2009, respectively, compared to 39.2% and 39.6% for the nine and three months ended September 30, 2008, respectively. The income tax benefit of $1,447 and $617 for the nine and three months ended September 30, 2009, respectively, was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and a revision made to the income tax loss upon filing of our 2008 income tax return. ASC 740-10 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, we review the need to establish valuation allowances for deferred tax assets based on the more-likely-than-not realization threshold. As a result of our net loss during the nine and three months ended September 30, 2009, we recorded a valuation allowance for the deferred tax assets generated during the nine and three months ended September 30, 2009.
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
     With the continuing deterioration in the residential land and housing values in Florida and Arizona, we are focused on maintaining sufficient liquidity. As of September 30, 2009, the amount of cash and cash equivalents available totaled $218,547 including net proceeds of $38,475 from the issuance of 2,250,000 shares of our common stock. During the nine months ended September 30, 2009, we received income tax refunds of $21,356. In addition, during the nine months ended September 30, 2009, we spent $11,696 including accrued interest to repurchase $14,076 principal amount of the 4.50% Notes. As of September 30, 2009, we had borrowings of $55,891 outstanding under the Amended Unsecured Credit Facility.
     In August 2009, we filed a shelf registration statement on Form S-3 for $500,000 of debt and equity securities, which was supplemented in September 2009 by a supplemental prospectus for a public offering of shares of our Common Stock, underwritten by Barclays Capital Inc. (the “Underwriter”). We agreed to sell to the Underwriter 2,250,000 shares of our Common Stock, which were offered to the public at a price of $18.00 per share and discounted to the Underwriter to a price of $17.10 per share. The Underwriter was granted an over-allotment option to purchase up to an additional 337,500 shares of Common Stock, at the same offering price to the public and subject to the same underwriting discount. The closing on the sale of the 2,250,000 shares of Common Stock occurred on September 28, 2009. Net proceeds to us before expenses were $38,475. On October 6, 2009, we closed on the sale of an additional 264,391 shares of our Common Stock pursuant to the Underwriter’s partial exercise of its option to purchase additional shares, which option expired on October 23, 2009. Net proceeds of the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES — continued
partial exercise of the option were $4,521, resulting in total net proceeds of the offering, after approximately $800 of offering expenses, of approximately $42,196. We intend to use the proceeds from the sale for general corporate purposes, including, without limitation, potential acquisitions of real estate and real estate-related assets.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.
     For the nine months ended September 30, 2009, net cash provided by operating activities amounted to $17,006, primarily as a result of $21,356 we received in income tax refunds related to taxable losses generated during fiscal 2008. Net cash used in investing activities amounted to $395 primarily as a result of expenditures of $342 on the Poinciana Parkway. Net cash provided by financing activities was $26,540 primarily as a result of net proceeds of $38,276 in September 2009 from the public offering of our common stock. Partially offsetting the net cash provided by financing activities was the repurchase for $11,627 of $14,076 principal amount of the 4.50% Notes and the repayment of $109 in real estate debt.
     For the nine months ended September 30, 2008, net cash used in operating activities amounted to $4,487. Our use of cash is primarily attributable to our net loss before non-cash charges of $7,202 partially offset by $2,833 related to the collection of receivables. Net cash used in investing activities amounted to $15,370 as a result of expenditures of $1,836 for investments in property and equipment primarily for amenities, and expenditures of $13,497 on the Poinciana Parkway. Net cash used by financing activities of $15,409 resulted from the payment of $15,855 in real estate debt and $52 for withholding taxes related to earnings participation stock awards. Partially offsetting net cash used by financing activities is proceeds of $500 from the exercise of stock options.
     In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. It is our intention to acquire replacement property by December 31, 2010. It is possible that we may not identify and purchase adequate replacement property within the required time period, which would require us to make this income tax payment plus interest as of December 31, 2010.
     As of September 30, 2009, the amount of our borrowings totaled $118,654 compared to our borrowings of $131,061 as of December 31, 2008. At September 30, 2009, our borrowings of $118,654 consisted of $62,652 carrying amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), $55,891 outstanding under the Amended Unsecured Credit Facility and $111 of 5.50% community development district term bond obligations due 2010. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest.

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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and for the quarter beginning July 1, 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009). Following these repurchases, $64,804 principal amount of the 4.50% Notes remain outstanding.
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
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of September 30, 2009 and December 31, 2008, the 4.50% Notes and the equity component associated with ASC 470-20 was comprised of the following:

	September 30,	December 31,
	2009	2008
4.50% Notes
Principal amount	$64,804	$78,880
Unamortized discount	(2,152)	(3,930)

Net carrying amount	$62,652	$74,950

Equity Component, net of income tax benefit	$13,737	$13,770

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of September 30, 2009, the remaining expected life over which the unamortized discount will be recognized is 1.50 years. We recognized $1,191 and $359 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2009, respectively. We recognized $1,809 and $676 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2008, respectively.
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
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of September 30, 2009, we had borrowings of approximately $55,891 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,535 of which $21,053 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. The maturity date of the Amended Unsecured Credit Facility is September 20, 2010. Our borrowing rate under the Amended Unsecured Credit Facility was 2.75% as of September 30, 2009.
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
     On November 7, 2008, Franklin Bank SSB, one of the participating financial institutions in the Amended Unsecured Credit Facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in the Amended Unsecured Credit Facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our Amended Unsecured Credit Facility, and our availability is approximately $3,056 as of September 30, 2009.
     On July 23, 2009, Guaranty Bank, one of the participating financial institutions in our amended unsecured credit facility, announced that it no longer believed it could raise sufficient capital, therefore, it was not probable that they would be able to continue as a going concern. Guaranty Bank is a 25% or $25,000 participant in our amended unsecured credit facility. On August 21, 2009, BBVA Compass acquired the banking operations of Guaranty Bank from the FDIC. BBVA Compass acquired the assets and assumed the deposits and entered into a loss sharing arrangement with the FDIC that covers all of the acquired loans. We believe that BBVA Compass/Guaranty Bank will continue to participate in our Amended Unsecured Credit Facility. The outstanding borrowings under our amended unsecured credit facility include participation from Guaranty Bank in the amount of approximately $17,885.
     Under the terms of the Amended Unsecured Credit Facility, we are required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth is increased by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There is no decrease when we have net losses. As of September 30, 2009, our Minimum Tangible Net Worth requirement was $288,783.

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
     As of September 30, 2009, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     The following summarizes certain financial covenant thresholds and our results pursuant to the Amended Unsecured Credit Facility as of September 30, 2009:

	Covenant
Financial Covenant	Requirement	Actual

Minimum Tangible Net Worth	$288,783	$440,596
Leverage Ratio (a)	Less than or equal to 1.00	0.02
EBITDA/Debt Service Ratio	(b)	(b	)
AFFCO Ratio	(b)	(b	)
Liquidity/Cash Requirements	$75,000/$35,000	$221,603/$218,547
Notes Coverage Ratio	Greater than or equal to 2.00	4.5
Investments in real estate related joint ventures (as a percent of Tangible Net Worth)	Less than or equal to 25%	1.3%
Book value of raw land, land under development and developed lots (as a percent of Tangible Net Worth)	Less than or equal to 150%	57%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES — continued
(a)	The Leverage Ratio requirement varies based on our Adjusted EBITDA/Debt Service Ratio. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 2.00 to 1, the Leverage Ratio requirement is less than or equal to 1.75 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.50 to 1, the Leverage Ratio requirement is less than or equal to 1.50 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.25 to 1. If our Adjusted EBITDA/Debt Service Ratio is less than 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.00 to 1.

(b)	Our Adjusted EBITDA/Debt Service Ratio of negative 11.8 was less than 1.00 to 1 as of September 30, 2009. Our AFFCO Ratio of 1.20 was less than 1.50 to 1 as of September 30, 2009. We are required to maintain Liquidity of $75,000 of which $35,000 is cash and cash equivalents.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2009, we had outstanding performance bonds of approximately $3,134. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. As of September 30, 2009, we had $111 outstanding under these obligations.
     Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of September 30, 2009, the remaining authorization is $18,304.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Osceola County and Avatar are attempting to obtain federal funds for development of the Poinciana Parkway, including federal grants and loan programs. We cannot predict whether any federal funds will be available.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of September 30, 2009, approximately $47,000 has been expended. During fiscal year 2008 and for the quarter ended September 30, 2008, we recorded impairment charges of $30,228 and $27,228, respectively, associated with the Poinciana Parkway.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of March 31, 2009, June 30, 2009 and September 30, 2009 in accordance with ASC 360-10. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were not less than its carrying value as of September 30, 2009. During our reviews as of March 31, 2009 and June 30, 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value primarily due to the cumulative additional capitalized interest allocated to the Poinciana Parkway upon adoption of ASC 470-20. During the nine and three months ended September 30, 2009, we recognized impairment losses of $448 and $0, respectively. In addition, non-capitalizable expenditures of $341 and $0 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2009, respectively.
     Assuming that no additional significant adverse changes in our business or credit markets occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business through 2010.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no other significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2009 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K and Form 8-K filed on August 19, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles - Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
     Effective January 1, 2009, we adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this topic did not have an impact on our consolidated financial position, results of operations or cash flows as no business acquisitions have been consummated after January 1, 2009.
     Effective April 1, 2009, we adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on our consolidated results of operations or financial condition. We have evaluated subsequent events through November 9, 2009, the date the financial statements were issued.
     In April 2009, the FASB issued ASC 320-10-65, Investments — Debt and Equity Securities - Overall — Transition and Open Effective Date Information (“ASC 320-10-65”). ASC 320-10-65 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption of ASC 320-10-65 was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In June 2008, the FASB issued ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260-10-45-61A”). Under ASC 260-10-45-61A, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for us on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as our unvested share-based awards do not contain rights to receive non-forfeitable dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) – continued
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — continued
     In June 2009, the FASB issued ASC 810, Consolidation (“ASC 810”). This guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial position or results of operations.
     In December 2007, the FASB issued ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65”). This guidance establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. ASC 810-10-65 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65 was adopted on January 1, 2009, which did not have an impact on our consolidated financial position, results of operations or cash flows as all our subsidiaries are wholly-owned and there has been no deconsolidation of a subsidiary after January 1, 2009.
     In August 2009, the FASB issued ASU 2009-5, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. ASU 2009-5 is effective in the fourth quarter of 2009. We do not anticipate this update will have a material impact on our financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the nine and three months ended September 30, 2009. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2008 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors (dollars in thousands except share and per share data)
     In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results. We have provided below a list of these risk factors. These are not all of the risks that we face, and other factors, including those currently considered immaterial or unknown to us, may impact our future operations.
The economic recession we are experiencing may continue for an extended period, has created greater uncertainty in our ability to forecast our business needs, and has adversely affected our business and results of operations compared to prior periods
     During the fourth quarter of 2008 and continuing to date, the market for homes in the geographic areas in which our developments are located were severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions. Unemployment has increased significantly and consumer confidence has continued to erode. In the geographic areas in which we conduct our real estate operations, there has been a significant increase in the number of homes for sale or available for purchase or rent through foreclosures or otherwise. The price points at which these homes are available have put further downward pressure on our margins.
     During the fourth quarter of 2008 and continuing to date, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the fourth quarter of 2008 and for the nine months ended September 30, 2009, we recorded impairment charges of $5,168 and $1,560, respectively, for housing communities relating to homes completed or under construction.
Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control
     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and the demand for housing and other types of construction. We are subject to various risks, many of which are outside our control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, and increases in real estate taxes and other local government fees. We are in the midst of a severe downturn in the real estate market. The market for new single-family and multi-family residences has been weak for some time and continues to be weak.
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

Item 1A. Risk Factors (dollars in thousands except share and per share data) — continued
A continuing decline in real estate values could result in additional impairment write-downs
     Further decline of the real estate market could result in future impairments (as defined by FASB accounting guidance) to certain of our land and other inventories and of our investments in unconsolidated entities. The value of our land and other inventory and land owned by unconsolidated entities depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The downturn in the real estate market has caused the fair value of certain of our inventory to fall below its carrying value. Because of our assessments of fair value, we have written down the carrying value of certain of our inventory, and take corresponding non-cash charges against our earnings to reflect the impaired value. If the current downturn in the real estate market continues, we may need to take additional charges against our earnings for inventory impairments and/or a write-down of our investments in unconsolidated entities. Any such non-cash charges would have an adverse effect on our consolidated results of operations.
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
Our access to financing may be limited
     While we have curtailed our homebuilding operations, our business is still capital intensive and requires expenditures for land and infrastructure development, housing construction, and working capital, as well as potential development opportunities. As of September 30, 2009, total consolidated indebtedness was $118,654, including $62,652 carrying amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) and borrowings of $55,891 outstanding under our amended unsecured credit facility, as well as letters of credit totaling $22,535 of which $21,053 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under our amended unsecured credit facility, performance letters of credit do not count against our availability for borrowing. On November 7, 2008, Franklin Bank SSB (“Franklin Bank”), one of the participating financial institutions in our amended unsecured credit facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (FDIC) was named receiver. Franklin Bank is a 20% participant in our amended unsecured credit facility. During December 2008, we requested funding from Franklin Bank which we did not receive. Therefore, it is our assumption that Franklin Bank will no longer participate in our amended unsecured credit facility, and therefore we estimated our availability to be $3,056 as of September 30, 2009.
     On July 23, 2009, Guaranty Bank, one of the participating financial institutions in our amended unsecured credit facility, announced that it no longer believed it could raise sufficient capital, therefore, it was not probable that they would be able to continue as a going concern. Guaranty Bank is a 25% or $25,000 participant in our amended unsecured credit facility. On August 21, 2009, BBVA Compass acquired the banking operations of Guaranty Bank from the FDIC. BBVA Compass acquired the assets and assumed the deposits and entered into a loss sharing arrangement with the FDIC that covers all of the acquired loans. We believe that BBVA Compass/Guaranty Bank will continue to participate in our Amended Unsecured Credit Facility. The outstanding borrowings under our amended unsecured credit facility include participation from Guaranty Bank in the amount of approximately $17,885.

Item 1A. Risk Factors (dollars in thousands except share and per share data) — continued
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
Further decline in the capital markets or fluctuations in interest rates could have a further adverse effect on our business
     A significant majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and has been adversely affected by less favorable mortgage terms, including requirements for higher deposits and higher credit scores, the tightening of underwriting standards, decreases in investment income, and declining employment and income levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers has been affected by a decline in the capital markets. Certain lenders are imposing more stringent credit requirements.
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
Our business is subject to substantial competition
     The residential homebuilding industry is competitive and other national, regional and local homebuilders compete with us in markets where we are selling homes. Further, our residential homebuilding, planned community development and other real estate operations are subject to significant competition from distressed sales. We currently compete with foreclosure sales as well as resales by investors, speculators, foreclosing lenders and residents in our communities. For sales of new housing units, we compete, as to price and product, with several national and regional homebuilding companies.

Item 1A. Risk Factors (dollars in thousands except share and per share data) — continued
     We continue to focus on acquiring real estate or real estate related assets as the fallout from the deleveraging of the economy continues to adversely affect real estate values. We have analyzed a substantial number of residential real estate properties in Florida and debt secured by real estate. To date we have seen very few properties that we believe would present desirable investment or development/redevelopment opportunities at the pricing offered. During September 2009, we acquired competed and partially completed homes, developed and partially developed lots and undeveloped lots in St. Lucie County, Florida for approximately $7,326. We compete for opportunities to acquire real estate or real estate related assets with investors, other residential land developers and home builders and large real estate funds, and there can be no assurance that we will identify and be able to acquire appropriate assets or that any such assets we were to acquire would result in a desirable return on our investment.
We are subject to extensive governmental regulation and environmental considerations
     Our business is subject to extensive federal, state and local statutes, ordinances and regulations. The broad discretion that governmental agencies have in administering those requirements and “no growth” or “slow growth” policies, can prevent, delay, make uneconomic or significantly increase the costs of development. Various governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. Furthermore, governmental approvals may be affected by changes in the policies of elected officials or modifications to policies to address current economic conditions. The incurrence of substantial compliance costs and the imposition of delays and other regulatory burdens could have a material adverse effect on our operations. In addition, various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances released on a property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of the hazardous substances. The presence of such hazardous substances at one or more properties, and the requirement to remove or remediate such substances, may result in significant cost.
     Further, some laws require us to provide roads and other off-site improvements concurrent with new construction. In some cases, counties and municipalities will also charge us impact or other similar fees and assessments to pay for concurrent infrastructure to serve our new developments. Development projects may also be subject to assessments for schools, parks, highways and other public improvements, the costs of which can be substantial. These laws are subject to frequent change and frequently result in higher construction costs.
     Both Florida and Arizona have laws respecting statutory disclosures and requirements that must be complied with in the marketing and selling of new homes. Other states require us to register our Florida and Arizona projects with such states before we can locally market our homes to residents of such states. There are also Federal laws and regulations that we must comply with in order to allow our home buyers to obtain federally insured mortgages. If certain Federal and state laws are not complied with, home buyers may have a right to cancel their contracts and to a return of their deposit.
Certain events could trigger the acceleration of payment of our 4.50% Notes
     Certain events could result in a default under our 4.50% Notes. These include cessation of trading of our common stock, failure to pay interest when due on our 4.50% Notes, and final judgment(s) for the payment of money in excess of $20,000 rendered against us or any of our subsidiaries if not discharged for any periods of 30 consecutive days during which a stay of enforcement is not in effect. Such default would result in the requirement for payment of the 4.50% Notes prior to the due date thereof. Our inability to make such accelerated payment could have a material adverse effect upon our business.

Item 1A. Risk Factors (dollars in thousands except share and per share data) — continued
Failure to purchase replacement property or obtain an extension of time in which to do so could result in a reduction in available cash
     In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. It is our intention to acquire replacement property by December 31, 2010. It is possible that we may not identify and purchase adequate replacement property within the required time period, which would require us to make this income tax payment plus interest as of December 31, 2010. This would result in a reduction in available cash.
We are subject to construction defect and home warranty claims arising in the ordinary course of business, which may lead to additional reserves or expenses
     Despite our commitment to quality, from time to time we discover construction defects in our homes either as a result of our own inspections or in response to customer service requests. To address possible defects that may occur during construction, we set aside a warranty reserve in connection with every home closing. We also maintain general liability insurance and require our subcontractors and professional service providers to maintain insurance coverage and indemnify us for liabilities in connection with their services. Historically, our home warranty reserves have been sufficient to cover all claims for construction defects. Nonetheless, it is possible that our warranty reserves, insurance and/or indemnities will not be adequate to cover all construction defects and home warranty claims for which we may be held liable in the future.
     On August 11, 2009, we determined that one of our homes, constructed on a scattered lot in Poinciana, contains defective drywall manufactured in China (“Chinese drywall”). The Chinese drywall in this home was provided to our drywall contractor by a secondary supplier of such drywall contractor. At this date, we are not aware of any other customer service inquiries related to Chinese drywall. Our current estimate of our cost to remediate the one home that does contain Chinese drywall is approximately $20. As this cost is well below our deductible and insurance coverage may be limited, we have not made any claim against our insurance companies with respect to this one home. At this date, we are aware only of this isolated Chinese drywall incident; however, if and to the extent the scope of the Chinese drywall issue proves to be significantly greater than we currently believe, and our existing warranty reserves together with our insurance and any recovery from contractors is not sufficient to cover claims, losses or other issues related to the Chinese drywall, we could incur costs or liabilities related to this issue that could have a material adverse effect on our results of operations, financial position and cash flows.
If we do not secure funding for our Poinciana Parkway project on commercially reasonable terms and commence construction by February 14, 2011, we will be in default under our agreements with Polk and Osceola Counties regarding the Poinciana Parkway, and we may not recover our investment in the Poinciana Parkway, which has already been substantially impaired
     In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County (the “Counties”), pursuant to which construction of the Poinciana Parkway is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for specified Force Majeure events. We have notified the Counties that the completion date has been extended to March 20, 2013 due to Force Majeure events related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

Item 1A. Risk Factors (dollars in thousands except share and per share data) — continued
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, there are no remedies of damages or specific performance. Polk County’s sole remedy under its agreement with us is to cancel such agreement if we do not construct the Poinciana Parkway. If the construction of the Poinciana Parkway is not funded and commenced by February 14, 2011, (i) a portion of our land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) we will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of September 30, 2009, approximately $47,000 has been expended. During fiscal year 2008 and for the nine months ending on September 30, 2009 we recorded impairment charges of $30,228 and $448, respectively, associated with the Poinciana Parkway. If we cannot obtain funding for construction of the Poinciana Parkway and commence construction by February 14, 2011, or obtain amendments of our agreements with the Counties regarding the Poinciana Parkway and permit extensions, it is unlikely that we will recover our investment in the Poinciana Parkway at any time in the foreseeable future.
The price of our common stock may fluctuate and you could lose all or a significant part of your investment
     Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock may also be influenced by many factors, some of which are beyond our control, including:
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	general economic conditions;

•	war, terrorist acts and epidemic disease;

•	future sales of our common stock or securities linked to our common stock;

•	investor perceptions of us and the home building industry; and

•	the failure of securities analysts to cover our common stock, or to the extent covered, changes in financial estimates by analysts or a downgrade of our stock or sector by analysts.
     In addition, the stock market in general has experienced extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Item 1A. Risk Factors (dollars in thousands except share and per share data) — continued
Future sales of common stock by our existing stockholders may cause our stock price to fall
     The market price of our common stock could decline as a result of sales by our existing and future stockholders, including the holders of our 4.50% Convertible Senior Notes due 2024 (our “4.50% Notes”), or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.
Our share price could decline if a large number of shares of our common stock or equity-related securities become eligible for future sale
     Sales of a substantial number of shares of our common stock or other equity-related securities, as well as issuances of shares of common stock upon conversion of our 4.50% Notes, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Any such future sales or issuances could dilute the ownership interests of stockholders, and we cannot predict the effect that future sales or issuances of our common stock or other equity-related securities would have on the market price of our common stock nor can we predict our future needs to fund our operations or balance sheet with future equity issuances.
We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future
     We have never paid cash dividends on our common stock to date, and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing or any future debt may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     For the three months ended September 30, 2009, Avatar repurchased shares as reflected in the following table:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
July 1, 2009 to July 31, 2009	—	—	—	$18,304
August 1, 2009 to August 31, 2009	—	—	—	$18,304
September 1, 2009 to September 30, 2009	—	—	—	$18,304

Total	—	—	—

1)	On March 20, 2003, our Board of Directors authorized the expenditure of up to $30,000 to purchase, from time to time, shares of Avatar’s common stock and/or 7% Convertible Subordinated Notes due April 2005 (which were subsequently called for redemption), in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On June 29, 2005, our Board of Directors amended the March 20, 2003 repurchase authorization to include the 4.50% Notes in addition to shares of our common stock. On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of September 30, 2009, the remaining authorization is $18,304.

Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: November 9, 2009	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer

Date: November 9, 2009	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).