Form 10-K
period 2009-12-31
AVATAR HOLDINGS INC
filed 2010-03-16
CIK 39677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $113,972,270 as of June 30, 2009.
As of March 12, 2010, there were 11,355,451 shares of common stock, $1.00 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

AVATAR HOLDINGS INC.
2009 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS
     Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Item 1A (Risk Factors) of this Form 10-K. At least 80% of active adult homes are intended for occupancy by at least one person 55 years or older.
     Dollar amounts specified herein are in thousands, except per share amounts or as otherwise indicated.
PART I
Item 1. Business
General
     Avatar Holdings Inc. was incorporated in the state of Delaware in 1970. Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities have been adversely affected in both markets, bringing development in our active adult and primary residential communities to a low level. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by economic conditions.

Item 1. Business — continued
Business Strategy
     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as the development and construction of housing on scattered lots. However, due to the significant deterioration in the economy and the residential real estate business, we have increased our focus on maintaining the integrity of our balance sheet through preservation of capital, sustaining liquidity and reduction of overhead. Our development activities have been and will continue to be minimal as we work through the negative impacts on the homebuilding industry. We continue to evaluate the economic feasibility of other real estate activities or unrelated businesses. While our homebuilding operations are at a low level, our business remains capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits and working capital, as well as potential new acquisition and development opportunities.
Recent Business Developments
     We remain focused on maintaining sufficient liquidity. It is our intention to continue to monetize our inventory of unsold homes and many of our model homes in anticipation of introducing new homes and models. We expect that these new products will include smaller and less amenitized houses to enable us to sell homes at lower price points when the market recovers.
     We have continued to defer the introduction of new housing products or recommencing development activities in most of our existing communities until such times as we believe that our markets would enable us to construct and sell new houses at an acceptable profit. However, we have recommenced construction in Solivita and Solivita West on a limited basis and we are analyzing new product models.
     We continue to focus on acquiring real estate or real estate related assets as the fallout from the deleveraging of the economy continues to adversely affect real estate values. We have evaluated a substantial number of residential real estate properties in Florida and Arizona which we believe could represent opportunities to acquire real estate, or debt secured by real estate, at a substantial discount to its intrinsic value. On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community located at Seasons at Tradition in St. Lucie County, Florida. The purchase price was approximately $7,450. In addition, on December 3, 2009, we acquired 86 developed lots located at Estancias del Corazon, in Pima County, Arizona. The purchase price was approximately $3,725.
     We have an experienced residential real estate development group which is able to expeditiously underwrite portfolios of residential real estate ranging from large undeveloped/unentitled parcels of land to finished lots, and acquire these properties or the debt secured by these properties from financial institutions or others. We believe our cash position and our ability to plan, permit, develop and sell land, as well as to design, permit and build highly amenitized residential communities enable us to have a competitive advantage in buying such properties over financial buyers and developers not having extensive experience in Florida or Arizona. However, we compete for opportunities to acquire real estate or real estate related assets and there can be no assurance that we will identify and be able to acquire such assets or that any such assets we were to acquire would result in a desirable return on our investment.

Item 1. Business — continued
Recent Business Developments — continued
     On December 11, 2009, Frenchman’s Yacht Club Developers, LLC (“Frenchman’s”), a Florida limited liability company in which our wholly-owned subsidiary, Avatar Properties Inc. (“Properties”), is the sole member, sold its interest in the proposed development known as Frenchman’s Yacht Club to an unrelated third party for cash and a purchase money note of $4,208. The amount of cash we received did not meet the criteria in authoritative accounting guidance to record this sale under the full accrual method of profit recognition. As a result, this transaction is accounted for under the cost recovery method. Under the cost recovery method, no profit is recognized until cash payments by the buyer, including principal and interest on the purchase money note due to us, exceeds the cost of the property sold. In the Frenchman’s transaction, since we sold the property at a loss, in accordance with authoritative accounting guidance we recognized the loss of approximately $3,800 in full. The note receivable was discounted by $1,291 to the fair value for purposes of measuring the loss on this transaction. Additionally, future interest cash receipts will be recorded as deferred income, and presented as a reduction to the note receivable until such time that the cumulative cash payments by the buyer exceed Avatar’s book value in the property at the time of sale.
     On December 21, 2009, Properties entered into three separate agreements with unrelated third parties providing for the formation of three separate limited liability companies (“LLCs”). Banyan Bay Development Corporation, a wholly owned subsidiary of Properties, sold partially developed lots and unplatted land to one of the LLCs for cash and a purchase money note. Properties also entered into a land option contract with the LLC for certain of the Banyan Bay land. Properties sold its partially developed but unplatted lots in Cory Lake Isles to another of the LLCs for cash. Properties sold its Terralargo club facilities, developed and undeveloped platted lots and undeveloped land to the third LLC for cash and a purchase money note. Properties also entered into a land option contract with the LLC for certain of the Terralargo land. Properties acquired a minority equity interest in each of the LLCs and participates in the management of each of the LLCs. The land option contracts provide us the right, but not the obligation, to acquire a specified number of developed lots at agreed upon prices.
     In accordance with authoritative accounting guidance, we determined that these LLC’s qualify as variable interest entities (“VIEs”) which requires consolidation by the entity determined to be the primary beneficiary. The primary beneficiary is the party determined to absorb the majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. As a result of our analyses, we determined Avatar holds a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs. Based on our analysis, we determined that we are the primary beneficiary of the LLCs related to the Banyan bay and Terralargo transactions. As a result, for financial reporting purposes, these transactions were not sales and therefore the assets remain in our financial statements. Avatar recorded an impairment charge of approximately $11,919 for the year ended December 31, 2009 related to the inventory of these properties.
     During 2009, we filed a shelf registration statement on Form S-3 for $500,000 of debt and equity securities, which was supplemented in September 2009 by a supplemental prospectus for a public offering of shares of our Common Stock, underwritten by Barclays Capital Inc. (the “Underwriter”). We agreed to sell to the Underwriter 2,250,000 shares of our Common Stock, which were offered to the public at a price of $18.00 per share and discounted to the Underwriter to a price of $17.10 per share. The Underwriter was granted an over-allotment option to purchase up to an additional 337,500 shares of Common Stock, at the same offering price to the public and subject to the same underwriting discount. The closing on the sale of the 2,250,000 shares of Common Stock occurred on September 28, 2009. Net proceeds to us before expenses were $38,475. On October 6, 2009, we closed on the sale of an additional 264,391 shares of our Common Stock pursuant to the Underwriter’s partial exercise of its option to purchase additional shares, which option expired on October 23, 2009. Net proceeds of the partial exercise of the option were $4,521, resulting in total net proceeds of the offering, after approximately $700 of offering expenses, of approximately $42,296. We intend to use the proceeds from the sale for general corporate purposes, including, without limitation, potential acquisitions of real estate and real estate-related assets.

Item 1. Business — continued
Real Estate Operations
     We are engaged in real estate operations as summarized below. For further information please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Active Adult Community Development
     Within the Central Florida master-planned community of Poinciana we have developed the highly-amenitized active adult communities of Solivita and Solivita West. Solivita and Solivita West incorporate the natural topography of the land, including more than 1,200 acres of wetlands and an oak hammock. These communities currently include approximately 126,000 square feet of recreation facilities, as well as two 18-hole golf courses and an active park housing a variety of sporting and games facilities.
     We have continued to defer the introduction of new housing products or recommencing development activities in most of our existing communities until such times as we believe that our markets would enable us to construct and sell new houses at an acceptable profit. However, we have commenced construction in Solivita and Solivita West on a limited basis and we are analyzing new product models.
     On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in an active adult community named Seasons at Tradition located in St. Lucie County, Florida. We are actively marketing the sale of the inventory homes in Seasons.
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations.”
Primary Residential Community Development
     We continue to defer the introduction of new housing products or recommencing development activities in our primary communities, both on scattered lots and on contiguous parcels as part of planned communities, in Florida and southeast Arizona, until such times as we believe that our markets would enable us to construct and sell new houses at an acceptable profit. On December 3, 2009, we acquired 86 developed lots located at Estancias del Corazon, in Pima County, Arizona.
     Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations.”
Poinciana Parkway and Toll Road
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to October 14, 2013 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

Item 1. Business — continued
Real Estate Operations — continued
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
     Osceola County and Avatar were unsuccessful in their attempt to obtain a federal grant for construction of the Parkway. Osceola County and Avatar are still attempting to obtain other federal funds for development of the Poinciana Parkway, including tax appropriation and a federal loan. We cannot predict whether any federal funds will be available.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2009, approximately $47,000 has been expended. During fiscal year 2008, we recorded impairment charges of $30,228, associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our reviews during 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. During 2009, we recognized impairment losses of $8,108. At December 31, 2009, the carrying value of the Poinciana Parkway is $8,482. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during 2009.
Commercial and Industrial
     We may generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana. Demand for, and values of, commercial, industrial and other land has decreased significantly since 2008.
Real Estate Assets
     Our assets consist primarily of real estate in the states of Florida and Arizona. As of December 31, 2009, we own more than 16,000 acres and have a minority ownership interest in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property. Avatar is required to consolidate these LLCs in accordance with authoritative accounting guidance. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.

Item 1. Business — continued
Real Estate Assets — continued
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
     Following is a breakdown of our land holdings (not including our housing inventory) as of December 31, 2009 (dollars in thousands):

		Estimated Planned Lots/Units (1)
Acquisition	Contract		Partially			Book
Date	Date	Developed	Developed	Raw (2)	Total	Value
Residential
Osceola County, Florida
Pre-1980		200	—	2,200	2,400	$5,199
1999-2001		500	700	—	1,200	45,198
2003	2002-2003	—	—	1,000	1,000	7,880
2004	2002-2003	—	—	1,400	1,400	19,307
2006	2002-2003	—	—	1,600	1,600	19,256

Total Osceola County		700	700	6,200	7,600	96,840

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	20,002
2003	2002-2003	900	—	100	1,000	32,670
2004	2002-2003	—	—	2,500	2,500	19,966

Total Polk County		1,800	1,000	5,000	7,800	72,638

St. Lucie County, Florida
2009	2009	267	364	400	1,031	2,020

Hernando County, Florida
2004-2005	2003	—	5	—	5	30

Collier County, Florida
Pre-1980		50	—	—	50	191

Highlands County, Florida
Pre-1980		40	—	40	80	102

Santa Cruz County,(Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,630

Pima County, Arizona
2009	2009	86	—	—	86	3,725

Total Residential		3,543	$2,369	15,340	21,252	$186,176

Consolidated LLCs (4)
Polk County, Florida
2005	2004	200	—	300	500	$1,774

Martin County, Florida
1981-1987		75	—	200	275	1,666

Total Consolidated LLCs		275	—	500	775	$3,440

Item 1. Business — continued
Real Estate Assets — continued

Acquisition	Contract	Estimated	Book
Date	Date	Acres	Value
Commercial/Industrial/Institutional
Florida
Pre-1980		1,300	$7,105
2004 (3)	2004	300	14,765
2005 (3)	2004	400	15,620

Total Florida		2,000	37,490

Arizona
Pre-1980		200	267

Total Commercial/Industrial/Institutional		2,200	$37,757

Other
Preserves, wetlands, open space
Pre-1980		—	$3,176
Other		—	4,847

Total Other		—	$8,023

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

(2)	We anticipate that with respect to our inventory of undeveloped land, new lots developed over the next several years are likely to be developed at greater density per acre than the density per acre we have undertaken over the past several years. We anticipate evolving market demand for smaller and/or more affordable homes. Accordingly, the number of lots we ultimately develop per acre from our inventory of raw land may exceed the units set forth in this schedule.

(3)	During the 4th quarter 2008, our plans for this property changed from developing it as single family housing to permitting as commercial/industrial/institutional land.

(4)	These landholdings were sold during 2009 to two newly formed LLCs in which we own a minority interest. These LLCs are consolidated for accounting purposes. As a result, the transactions did not qualify as sales for financial reporting purposes.
Title Insurance Agency
     Prominent Title Insurance Agency, Inc., a subsidiary of Avatar Properties Inc., maintains operations in Poinciana, Florida. Services are offered to purchasers of homes from Avatar as well as unrelated parties. Due to the substantial reduction in real estate transactions, our title insurance agency operations in 2009 experienced a substantial decline in revenues.

Item 1. Business — continued
Business Segment Information
     Our business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note P to the Consolidated Financial Statements included in Item 8 of Part II of this Report.
Employees
     As of December 31, 2009, we employed approximately 233 individuals (almost half of whom are support staff for amenity operations and maintenance) on a full-time or part-time basis compared to 585 individuals as of December 31, 2005. Relations with our employees are satisfactory and there have been no work stoppages.
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
     You can access financial and other information on our website, at www.avatarholdings.com. The information on or accessible through our website is not incorporated by reference in this Form 10-K. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise with the SEC. You may download this information from our website or may request us to mail specific information to you. Information regarding equity transactions by our directors, officers and 10% holders may also be obtained on our website.
Regulation
     Our business is subject to extensive federal, state and local statutes, ordinances and regulations that affect every aspect of our business such as environmental, hazardous waste and land use requirements and can result in substantial expense to the company.
Competition
     Our residential homebuilding, planned community development and other real estate operations are subject to significant competition from distressed sellers. We currently compete with foreclosure sales as well as resales by investors, speculators, foreclosing lenders and residents in our communities. For the sales of new housing units, we compete, as to price and product, with several national and regional homebuilding companies.

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
The economic downturn we have been experiencing may continue for an extended period, has created greater uncertainty in our ability to forecast our business needs, and has adversely affected our business and results of operations compared to prior periods
     Since 2008, the market for homes in the geographic areas in which our developments are located have been severely and negatively impacted. Unemployment has increased significantly and consumer confidence has continued to erode. In the geographic areas in which we conduct our real estate operations, there has been a significant increase in the number of homes for sale or available for purchase or rent through foreclosures or otherwise. The price points at which these homes are available have put downward pressure on our margins.
     Since the fourth quarter of 2008, most of our sales contracts have been signed at selling prices that have resulted or will result in financial losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During 2009 and 2008, we recorded impairment charges of $1,820 and $5,168, respectively, for housing communities relating to homes completed or under construction.
Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control
     The real estate industry is highly cyclical and is affected by changes in national, global and local economic conditions and events, such as employment and income levels, availability of financing, interest rates, consumer confidence and demand. We are subject to various risks, many of which are outside our control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, and increases in real estate taxes and other local government fees. We are in the midst of a severe downturn in the real estate market. The market for new single-family and multi-family residences has been weak for some time and continues to be weak.
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
A further decline in real estate values could result in additional impairment write-downs
     A further decline in the real estate market could result in future impairments (as defined by FASB authoritative accounting guidance) to certain of our land and other inventories and of our investments in unconsolidated entities. The value of our land and other inventory and land owned by unconsolidated entities depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The downturn in the real estate market has caused the fair value of certain of our inventory to fall below its carrying value. Because of our assessments of fair value, we have written down the carrying value of certain of our inventory, and take corresponding non-cash charges against our earnings to reflect the impaired value. If the current downturn in the real estate market continues, we may need to take additional charges against our earnings for inventory impairments and/or a write-down of our investments in unconsolidated entities and our other assets. Any such non-cash charges could have an adverse effect on our consolidated results of operations.
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
Our access to financing may be limited
     While we have curtailed our homebuilding operations, our business is still capital intensive and requires expenditures for land and infrastructure development, housing construction, and working capital, as well as potential development opportunities. As of December 31, 2009, total consolidated indebtedness was $119,002, including $63,010 carrying amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) and borrowings of $55,881 outstanding under our amended unsecured credit facility, which matures on September 20, 2010, as well as letters of credit totaling $22,535 of which $21,053 were financial/maintenance letters of credit. On November 7, 2008, Franklin Bank SSB (“Franklin Bank”), one of the participating financial institutions in our amended unsecured credit facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. On January 13, 2010, we received notification from the FDIC that Franklin Bank is no longer a participant in our amended credit facility. Franklin Bank was a 20% participant.
     On July 23, 2009, Guaranty Bank, one of the participating financial institutions in our amended unsecured credit facility, announced that it no longer believed it could raise sufficient capital, therefore, it was not probable that it would be able to continue as a going concern. Guaranty Bank is a 25% or $25,000 participant in our amended unsecured credit facility. On August 21, 2009, BBVA Compass acquired the banking operations of Guaranty Bank from the FDIC. BBVA Compass acquired the assets and assumed the deposits and entered into a loss sharing arrangement with the FDIC that covers all of the acquired loans. BBVA Compass/Guaranty Bank continues to participate in our Amended Unsecured Credit Facility. The outstanding borrowings under our amended unsecured credit facility include participation from BBVA Compass/Guaranty Bank in the amount of approximately $17,877.
     We are in preliminary discussions with the administrative agent for our unsecured credit facility regarding an extension. Should we reach an agreement on an extension it is expected to result in a reduction in the line of credit to approximately $50,000 and higher costs for outstanding borrowings and letters of credit. Further, we anticipate that the facility will be converted to a secured facility and provide for a paydown of outstanding borrowings while we have cash exceeding a specified level. These discussions are in preliminary stages, and there can be no assurance that we will reach an agreement.

Item 1A.	Risk Factors (dollars in thousands except share and per share data) — continued
     We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-core assets, and existing and future financing will be sufficient to fund our anticipated operating deficit and our operations, meet debt service and working capital requirements, and provide sufficient liquidity. We may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and sales of debt or equity securities. However, we cannot assure that such financing will be available or, if available, will be on favorable terms. In addition, from time to time we have obtained the necessary or desirable amendments to our amended unsecured credit facility. There can be no assurance that we will be able to obtain future amendments at favorable terms and costs.
Higher interest rates could have a further adverse effect on our business
     A significant majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings and third-party financing and has been adversely affected by less favorable mortgage terms, including requirements for higher deposits and higher credit scores, the tightening of underwriting standards, and declining employment. Certain lenders are imposing more stringent credit requirements.
Our success significantly depends on our key personnel and our ability to retain personnel
     Our business strategy requires, among other things, the retention of experienced management personnel and employees. The loss of the services of certain members of the senior and middle management teams could have a material adverse effect on the success of our business strategy.
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
Our business is subject to substantial competition
     The residential homebuilding industry is competitive and other national, regional and local homebuilders compete with us in markets where we are selling homes. Further, our residential homebuilding, planned community development and other real estate operations are subject to significant competition from distressed sellers. We currently compete with foreclosure sales as well as resales by investors, speculators, foreclosing lenders and residents in our communities. For sales of new housing units, we compete, as to price and product, with several national and regional homebuilding companies.

Item 1A.	Risk Factors (dollars in thousands except share and per share data) — continued
     We continue to focus on acquiring real estate or real estate related assets as the fallout from the deleveraging of the economy continues to adversely affect real estate values. We have analyzed a substantial number of residential real estate properties in Florida and Arizona and debt secured by real estate. During September 2009, we acquired completed and partially completed homes, developed and partially developed lots and undeveloped lots in St. Lucie County, Florida for approximately $7,450. During December 2009, we acquired 86 developed lots in Pima County, Arizona for approximately $3,725. We compete for opportunities to acquire real estate or real estate related assets with investors, other residential land developers and home builders, and real estate funds, and there can be no assurance that we will identify and be able to acquire appropriate assets or that any such assets we were to acquire would result in a desirable return on our investment.
We are subject to extensive governmental regulation and environmental considerations
     Our business is subject to extensive federal, state and local statutes, ordinances and regulations. The broad discretion that governmental agencies have in administering those requirements and “no growth” or “slow growth” policies, can prevent, delay, make uneconomic or significantly increase the costs of development. Various governmental approvals and permits are required throughout the development process, and no assurance can be given as to the receipt (or timing of receipt) of these approvals or permits. Furthermore, governmental approvals may be affected by changes in the policies of government entities or modifications to policies to address current economic conditions. The incurrence of substantial compliance costs and the imposition of delays and other regulatory burdens could have a material adverse effect on our operations. In addition, various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances located or released on a property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the hazardous substances. The presence of such hazardous substances at one or more properties, and the requirement to remove or remediate such substances, may result in significant cost.
     Further, some laws require us to provide roads and other off-site improvements concurrent with new construction. In some cases, counties and municipalities will also charge us impact or other similar fees and assessments to pay for concurrent infrastructure to serve new development. Development projects may also be subject to assessments for schools, parks, highways and other public improvements, the costs of which can be substantial. These laws are subject to frequent change and frequently result in higher construction costs.
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
Certain events could trigger the acceleration of payment of our 4.50% Notes
     Certain events could result in a default under our 4.50% Notes. These include cessation of trading of our common stock, failure to pay interest when due on our 4.50% Notes, and final judgment(s) for the payment of money in excess of $20,000 rendered against us or any of our subsidiaries if not discharged for any periods of 30 consecutive days during which a stay of enforcement is not in effect. Such default would result in the requirement for payment of the 4.50% Notes prior to the due date thereof. In addition, holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019. Our inability to make such accelerated payment could have a material adverse effect upon our business.

Item 1A.	Risk Factors (dollars in thousands except share and per share data) — continued
Failure to purchase replacement property or obtain an extension of time in which to do so could result in a reduction in available cash
     In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the payment of income taxes. It is our intention to acquire replacement property by December 31, 2010. It is possible that we may not identify and purchase adequate replacement property within the required time period, which could require us to make this income tax payment plus interest of approximately $7,000 as of December 31, 2010. This would result in a reduction in available cash.
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
     On August 11, 2009, we determined that one of our homes, constructed on a scattered lot in Poinciana, contains reactive drywall manufactured in China (“Chinese drywall”). The Chinese drywall in this home was provided to our drywall contractor by a secondary supplier of such drywall contractor. We reached a settlement with the secondary supplier who reimbursed Avatar for a substantial portion of the cost to repair the home and extends the same financial reimbursement to other homes containing reactive drywall from such secondary supplier. The repairs to the home are complete or about to be completed. Although we received no more customer service calls regarding reactive drywall from customers in Poinciana, we recently surveyed other owners whose homes contained drywall provided by the secondary supplier in the approximate time period such supplier had reactive drywall in its warehouse. As a result of this process, which is ongoing, we have determined that at least two more Poinciana homes contain reactive drywall. We have notified the secondary supplier of our determination and we believe the costs to repair those homes will be substantially reimbursed by such supplier. If and to the extent the scope of the Chinese drywall issues in Poinciana prove to be significantly greater than we currently believe, and our existing warranty reserves together with our insurance and any recovery from the secondary supplier as to Poinciana is not sufficient to cover claims, losses or other issues related to the reactive drywall, we could incur costs or liabilities related to this issue that could have a material adverse effect on our results of operations, financial position and cash flows.
If we do not secure funding for our Poinciana Parkway project on commercially acceptable terms and commence construction by February 14, 2011, we will be in default under our agreements with Polk and Osceola Counties regarding the Poinciana Parkway, and we may not recover our investment in the Poinciana Parkway, which has already been substantially impaired
     In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County (the “Counties”), pursuant to which construction of the Poinciana Parkway is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for specified Force Majeure events. We have notified the Counties that the completion date has been extended to October 14, 2013 due to Force Majeure events related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

Item 1A.	Risk Factors (dollars in thousands except share and per share data) — continued
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with us is to cancel such agreement if we do not construct the Poinciana Parkway. If the construction of the Poinciana Parkway is not funded and commenced by February 14, 2011, (i) a portion of our land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) we will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2009, approximately $47,000 has been expended. During 2009 and 2008 we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway. At December 31, 2009, the carrying value of the Poinciana Parkway is $8,482. If we cannot obtain funding for construction of the Poinciana Parkway and commence construction by February 14, 2011, or obtain amendments of our agreements with the Counties regarding the Poinciana Parkway and permit extensions, it is unlikely that we will recover our investment in the Poinciana Parkway at any time in the foreseeable future.
We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future
     We have never paid cash dividends on our common stock to date, and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing or any future debt may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock is likely to be your sole source of gain for the foreseeable future.

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
     Our corporate headquarters are located at 201 Alhambra Circle, Coral Gables, Florida, in 16,810 square feet of leased office space. For additional information concerning properties leased by Avatar, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and “Item 8. Notes to Consolidated Financial Statements.”

Item 3.	Legal Proceedings
     The information set forth in Note N (Commitments and Contingencies) of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Report is incorporated herein by reference.
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with authoritative accounting standards, that certain claims may result in costs and expenses estimated at approximately $334 and $1,600 which have been accrued in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial position or results of operations.
     We have no tax-related penalties required to be disclosed in this Item 3 pursuant to Section 6707A(e) of the Internal Revenue Code.

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant
     Pursuant to General Instruction G(3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 2010.
     The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person’s principal occupation(s) or employment during the past five years unless otherwise indicated. Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on June 3, 2010), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience
Gerald D. Kelfer	64	President since February 1997, Chief Executive Officer since July 1997, Chairman of the Executive Committee since May 1999, Vice Chairman of the Board since December 1996, and a member of the Board of Directors since October 1996; and holds various positions with subsidiaries.

Michael Levy	51	Executive Vice President and Chief Operating Officer, Avatar Properties Inc., since December 1997; and holds various positions with other subsidiaries.

Patricia Kimball Fletcher	52	Executive Vice President and General Counsel since January 2007; formerly Partner and Chair of Florida Real Estate and Finance Department, Duane Morris LLP, from January 2002 to December 2006; and holds various positions with subsidiaries.

Randy L. Kotler	44	Executive Vice President and Chief Financial Officer since July 2007 and Treasurer since August 2007; formerly Chief Accounting Officer of TOUSA, Inc., from May 2002 to June 2007; Senior Vice President from May 2006 to June 2007; Interim Chief Financial Officer, from May 2006 to January 2007; and Vice President from May 2002 to May 2006; and holds various positions with subsidiaries.

Juanita I. Kerrigan	63	Vice President and Secretary since September 1980; and holds various positions with subsidiaries.
     The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted. No executive officer of Avatar has any family relationship with any other executive officer or director of Avatar.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Common Stock of Avatar Holdings Inc. is traded through The Nasdaq Stock Market LLC under the symbol AVTR. There were 4,257 record holders of Common Stock at February 28, 2010.
     High and low quotations, as reported, for the last two years were:

	Quotations
Quarter Ended	2009		2008
	High	Low	High	Low
March 31	$28.55	$14.49	$53.32	$34.95
June 30	$20.17	$15.03	$47.18	$30.29
September 30	$21.45	$17.28	$39.14	$26.54
December 31	$18.90	$15.09	$33.95	$23.39
     Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.
     For the three months ended December 31, 2009, Avatar repurchased shares as reflected in the following table:

			Total Number of
			Shares Purchased as	Maximum Amount That
			Part of a Publicly	May Yet Be
	Total Number	Average Price Paid	Announced Plan or	Purchased Under the
Period	of Shares Purchased	Per Share	Program (1)	Plan or Program (1)
October 1, 2009 to October 31, 2009	—	—	—	$18,304
November 1, 2009 to November 30, 2009	—	—	—	$18,304
December 1, 2009 to December 31, 2009	—	—	—	$18,304

Total	—	—	—

1)	On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of December 31, 2009, the remaining authorization is $18,304.

Item 6	. Selected Financial Data
FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	At or for the Years ended December 31
	2009	2008	2007	2006	2005
Statement of Operations Data
Revenues	$73,501	$110,366	$291,832	$835,079	$516,848

Income (loss) from continuing operations before income taxes and discontinued operations	($61,843)	($142,341)	$34,053	$256,479	$85,490

Income tax (expense) benefit	32,860	32,465	(13,056)	(83,151)	(29,336)

Income (loss) from continuing operations	(28,983)	(109,876)	20,997	173,328	56,154

Discontinued operations:
Income (loss) from discontinued operations (including gain on disposal of $8,322 for 2005)	—	—	—	—	9,562
Income tax (expense) benefit	—	—	—	—	(3,634)

Income from discontinued operations	—	—	—	—	5,928

Net income (loss)	($28,983)	($109,876)	$20,997	$173,328	$62,082

Basic Earnings (Loss) Per Share Data
Income (loss) from continuing operations	($3.11)	($12.85)	$2.53	$21.16	$6.97
Income from discontinued operations	—	—	—	—	0.73

Net income (loss)	($3.11)	($12.85)	$2.53	$21.16	$7.70

Diluted Earnings (Loss) Per Share Data
Income (loss) from continuing operations	($3.11)	($12.85)	$2.22	$16.59	$5.72
Income from discontinued operations	—	—	—	—	0.56

Net income (loss)	($3.11)	($12.85)	$2.22	$16.59	$6.28

Balance Sheet Data
Cash and cash equivalents	$217,132	$175,396	$192,258	$203,760	$38,479

Total assets	$594,719	$594,812	$710,144	$752,996	$624,222

Notes, mortgage notes and other debt	$119,002	$131,061	$122,505	$125,632	$130,157

Stockholders’ equity (1)	$445,119	$429,511	$535,021	$513,543	$322,477

Shares outstanding	11,355,451	8,829,798	8,525,412	8,193,736	8,179,463

Stockholders’ equity per share	$39.20	$48.64	$62.76	$62.68	$39.43

(1)	For 2009, this includes $1,018 for cumulative non-controlling interests, which are classified in consolidated stockholders’ equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in LLCs which we consolidate for financial reporting purposes.

Item 7	. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)
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
OVERVIEW
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities have been adversely affected in both markets, bringing development in our active adult and primary residential communities to a low level. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by economic conditions.
     Our assets consist primarily of real estate in the states of Florida and Arizona. As of December 31, 2009, we own more than 16,000 acres and have a minority ownership interest in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property. Avatar is required to consolidate these LLCs in accordance with authoritative accounting guidance. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.
     Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.
     We remain focused on maintaining sufficient liquidity. It is our intention to continue to monetize our inventory of unsold homes and many of our model homes in anticipation of introducing new homes and models. We expect that these new products will include smaller and less amenitized houses to enable us to sell homes at lower price points when the market recovers. In the areas in which our developments are located, we believe that for the foreseeable future there may be more demand for smaller and less amenitized homes than in prior years.
     We continue to defer the introduction of new housing products or recommencing development activities in most of our existing communities until such times as we believe that our markets would enable us to construct and sell new houses at an acceptable profit.
     We continue to focus on acquiring real estate or real estate related assets as the fallout from the deleveraging of the economy continues to adversely affect real estate values. We have evaluated a substantial number of residential real estate properties in Florida and Arizona which we believe could represent opportunities to acquire real estate, or debt secured by real estate, at a substantial discount to its intrinsic value. On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community known as Seasons at Tradition in St. Lucie County, Florida. The purchase price was approximately $7,450. We are completing construction of certain inventory homes and infrastructure and are actively marketing the sale of all of the inventory homes in Seasons. In addition, on December 3, 2009 we acquired 86 developed lots located at Estancias del Corazon in Pima County, Arizona. The purchase price was approximately $3,725.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
     We have an experienced residential real estate development group which is able to expeditiously underwrite portfolios of residential real estate ranging from large undeveloped/unentitled parcels of land to finished lots, and acquire these properties or the debt secured by these properties from financial institutions or others. We believe our cash position and our ability to plan, permit, develop and sell land, as well as to design, permit and build out highly amenitized residential communities enable us to have a competitive advantage in buying such properties over financial buyers and developers not having extensive experience in Florida or Arizona. However, we compete for opportunities to acquire real estate or real estate related assets and there can be no assurance that we will identify and be able to acquire such assets or that any such assets we were to acquire would result in a desirable return on our investment.
     On December 11, 2009, Frenchman’s Yacht Club Developers, LLC (“Frenchman’s”), a Florida limited liability company in which our wholly-owned subsidiary, Avatar Properties Inc. (“Properties”), is the sole member, sold its interest in the proposed development known as Frenchman’s Yacht Club to an unrelated third party for cash and a purchase money note of $4,208. The amount of cash we received did not meet the criteria in authoritative accounting guidance to record this sale under the full accrual method of profit recognition. As a result, this transaction is accounted for under the cost recovery method. Under the cost recovery method, no profit is recognized until cash payments by the buyer, including principal and interest on the purchase money note due to us exceeds the cost of the property sold. In the Frenchman’s transaction, since we sold the property at a loss, in accordance with authoritative accounting guidance we recognized the loss of approximately $3,800 in full. The note receivable was discounted by $1,291 to the fair value for purposes of measuring the loss on this transaction. Additionally, future interest cash receipts will be recorded as deferred income, and presented as a reduction to the note receivable until such time that the cumulative cash payments by the buyer exceed Avatar’s book value in the property at the time of sale.
     On December 21, 2009, Properties entered into three separate agreements with unrelated third parties providing for the formation of three separate limited liability companies (“LLCs”). Banyan Bay Development Corporation, a wholly owned subsidiary of Properties, sold partially developed lots and unplatted land to one of the LLCs for cash and a purchase money note. Properties also entered into a land option contract with the LLC for certain of the Banyan Bay land. Properties sold its partially developed but unplatted lots in Cory Lake Isles to another of the LLCs for cash. Properties sold its Terralargo club facilities, developed and undeveloped platted lots and undeveloped land to the third LLC for cash and a purchase money note. Properties also entered into a land option contract with the LLC for certain of the Terralargo land. Properties acquired a minority equity interest in each of the LLCs and participates in the management of each of the LLCs. The land option contracts provide us the right, but not the obligation, to acquire a specified number of developed lots at agreed upon prices.
     In accordance with authoritative accounting guidance, we determined that these LLCs qualify as variable interest entities (“VIEs”) which requires consolidation by the entity determined to be the primary beneficiary. The primary beneficiary is the party determined to absorb the majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. As a result of our analyses, we determined Avatar holds a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs. Based on our analysis, we determined that we are the primary beneficiary of these entities. As a result, for financial reporting purposes, these transactions were not sales and therefore the assets remain in our financial statements. Avatar recorded an impairment charge of approximately $11,919 for the year ended December 31, 2009 related to the inventory of these properties.
     During 2009, we filed a shelf registration statement on Form S-3 for $500,000 of debt and equity securities, which was supplemented in September 2009 by a supplemental prospectus for a public offering of shares of our Common Stock, underwritten by Barclays Capital Inc. (the “Underwriter”). We agreed to sell to the Underwriter 2,250,000 shares of our Common Stock, which were offered to the public at a price of $18.00 per share and discounted to the Underwriter to a price of $17.10 per share. The Underwriter was granted an over-allotment option to purchase up to an additional 337,500 shares of Common Stock, at the same offering price to the public and subject to the same underwriting discount. The closing on the sale of the 2,250,000 shares of Common Stock occurred on September 28, 2009. Net proceeds to us before expenses were $38,475. On October 6, 2009, we closed on the sale of an additional 264,391 shares of our Common Stock

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
pursuant to the Underwriter’s partial exercise of its option to purchase additional shares, which option expired on October 23, 2009. Net proceeds of the partial exercise of the option were $4,521, resulting in total net proceeds of the offering, after approximately $700 of offering expenses, of approximately $42,296. We intend to use the proceeds from the sale for general corporate purposes including, without limitation, potential acquisitions of real estate and real estate-related assets.
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During 2009, our assessment resulted in impairment charges of $21,847, which included $1,820 in impairment charges for housing communities relating to homes completed or under construction, $11,919 relating to assets sold to newly formed consolidated LLCs and $8,108 relating to the Poinciana Parkway.
Fiscal Year 2010 Outlook
     During 2009, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale; the number of foreclosures, pending foreclosures and mortgage defaults; the availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience low traffic, significant discounts, low margins, and continued high delinquencies on homeowner association and club membership dues. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. Our profits on the sale of homes continue to decline as we offer lower prices and higher discounts to meet competitive pricing and declining demand. During 2009, most of our sales contracts have been signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During 2009, we recorded impairment charges of $1,820 for housing communities relating to homes completed or under construction. We believe that housing market conditions will continue to be difficult during 2010.
     While the level and duration of the downturn cannot currently be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations during 2010. We anticipate we will continue to generate operating losses during 2010. We believe that we have sufficient available cash to fund these losses for 2010.
     We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by 60% to 233 full-time and part-time employees (almost half of whom are support staff for amenity operations and maintenance) from 585 full-time and part-time employees.
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
Residential Real Estate
     Revenues and sales data derived from primary and active adult homebuilding operations for the years ended December 31, 2009, 2008 and 2007 are summarized under “Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
Residential Community Development
     Active Adult Communities
     Our active adult communities of Solivita and Solivita West are located in Poinciana, Florida, approximately 21 miles south of Orlando and 20 miles from Walt Disney World. At Solivita and Solivita West, we have developed approximately 126,000 square feet of recreation facilities. These facilities include a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café, other meeting and ballroom facilities, and two 18-hole golf courses. The community’s active park houses a variety of sporting and games facilities, including an official softball field, half-court basketball court, pickleball courts and tennis courts.
     Solivita opened during 2000. During 2004, we commenced the development of an expansion of Solivita, Solivita West, on 907 acres of land in Poinciana acquired in 2003. Sales of single-family units commenced during the first quarter of 2005 and closings commenced during 2006.
     From inception, we have closed 3,389 homes in Solivita and Solivita West, and approximately 5,800 individuals resided in the communities as of December 31, 2009.
     We have continued to defer the introduction of new housing products or recommencing development activities in most of our existing communities until such times as we believe that our markets would enable us to construct and sell new houses at an acceptable profit. However, we have recommenced construction in Solivita and Solivita West on a limited basis and we are analyzing new product models.
     During 2009, we signed 56 contracts, net of cancellations, at Solivita and Solivita West, with net sales value of approximately $11,934 (see “Results of Operations”).
     On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in an active adult community named Seasons at Tradition located in St. Lucie County, Florida. We are completing construction of substantially and partially completed homes in Seasons at an approximate cost of $1,200 of which $400 will be spent replacing Chinese drywall that was placed in such homes during the time they were owned by the original builder. We are actively marketing the sale of the inventory homes in Seasons.
     Primary Residential Development
     Our primary residential developments are located at Poinciana and Bellalago in central Florida near Orlando; and Rio Rico, south of Tucson, Arizona. We continue to defer the introduction of new housing products or recommencing development activities in our primary communities, both on scattered lots and on contiguous parcels as part of planned communities, in Florida and Rio Rico, Arizona until such times as we believe that our markets would enable us to construct and sell new houses at an acceptable profit. On December 3, 2009, we acquired 86 developed lots located at Estancias del Corazon in Pima County, Arizona.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
Poinciana Parkway and Toll Road
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to October 14, 2013 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
     Osceola County and Avatar were unsuccessful in their attempt to obtain a federal grant for construction of the Parkway. Osceola County and Avatar are still attempting to obtain other federal funds for development of the Poinciana Parkway, including tax appropriation and a federal loan. We cannot predict whether any federal funds will be available.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2009, approximately $47,000 has been expended. During fiscal year 2008, we recorded impairment charges of $30,228, associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our reviews during 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. During 2009, we recognized impairment losses of $8,108. At December 31, 2009, the carrying value of the Poinciana Parkway is $8,482. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during 2009.
Commercial and Industrial and Other Land Sales
     We also generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana, and other land sales. Revenues from commercial and industrial and other land sales vary from year to year depending upon demand, ensuing negotiations and timing of closings. Demand for, and values of, commercial, industrial and other land have decreased significantly.

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
Revenue Recognition
     As discussed in Note A to the Consolidated Financial Statements, in accordance with Accounting Standards Codification (“ASC”) 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial and continuing investment is adequate, all financing is considered collectible and there is no significant continuing involvement. As a result, our revenue recognition process does not involve significant judgments or estimations.
Impairments of Long-Lived Assets
     Each reporting period, we review our long-lived assets for indicators of impairment in accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”). Long-lived assets that we evaluate are our Land and Other Inventories, Property and Equipment and the Poinciana Parkway. The following is a discussion of each of these types of long-lived assets:
     Impairments of Land and Other Inventories
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. In accordance with ASC 360-10, Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value. Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction are substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon United States generally accepted accounting principles.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During 2009, our impairment assessment resulted in impairment charges of $13,739, which included $1,820 relating to homes completed or under construction and $11,919 related to land sold to LLCs which are consolidated for financial reporting purposes. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during 2009. As of December 31, 2009, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.
     The impairment charges for the fourth quarter of 2008 and for the year ended December 31, 2009 reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. We have experienced difficulty in selling homes at a profit causing us to reduce prices to monetize our inventory. Contribution margins are defined as house sales prices less direct production costs (including the lot cost) as well as closing costs and commissions. During 2009, most of our sales contracts were signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During 2009, we recorded impairment charges of $1,820, relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:
•	The average price on sales closed from primary residential homebuilding operations has decreased approximately 49% from $323 in fiscal year 2006 to $166 during fiscal year 2009. Our average sales price on sales contracts entered into during fiscal 2009 declined to $157 compared to $242 during 2008. Additionally, the average contribution margin on closings from primary residential homebuilding operations has declined from approximately 33% in fiscal year 2006 to approximately 6% during fiscal 2009.

•	The average price on sales closed from active adult homebuilding operations has decreased approximately 19% from $298 in fiscal year 2006 to $242 during fiscal year 2009. Our average sales price on sales contracts entered into during 2009 declined to $211 compared to $232 during 2008. Additionally, the average contribution margin on closings from active adult homebuilding operations has declined from approximately 32% in fiscal year 2006 to approximately 16% during fiscal 2009.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during 2009 and 2008 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead not associated with specific communities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued
     Our active adult and primary residential communities are generally large master-planned communities in Florida and in southeast Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing, among other factors, actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult and primary residential communities generally exceed five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
     Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.
     Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities. We anticipate these future communities will be large master-planned communities similar to our current active adult and/or primary residential communities. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources; and the estimated cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated write-off of the related amounts capitalized including: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. Build-out of our land held for future development generally exceed five years. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
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
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities. During 2009, we recorded an impairment expense of approximately $2,100 related to the amenities at Terralargo due to the sale to an LLC at a price which was less than the carrying value. As we consolidated this LLC for financial reporting purposes, the transaction did not qualify as a sale.
     Impairments of Poinciana Parkway
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to October 14, 2013 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
     Osceola County and Avatar were unsuccessful in their attempt to obtain a federal grant for construction of the Parkway. Osceola County and Avatar are still attempting to obtain other federal funds for development of the Poinciana Parkway, including tax appropriation and a federal loan. We cannot predict whether any federal funds will be available.

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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2009, approximately $47,000 has been expended. During fiscal year 2008, we recorded impairment charges of $30,228 associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our reviews during 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. During 2009, we recognized impairment losses of $8,108. At December 31, 2009, the carrying value of the Poinciana Parkway is $8,482. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during 2009.
Variable Interest Entities
     ASC 810, Consolidation (‘ASC 810”), requires a variable interest entity (“VIE”) to be consolidated in the financial statements of a company if that company is the primary beneficiary of the VIE. Under ASC 810, the primary beneficiary of a VIE is the entity which absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement. We analyze these entities in accordance with ASC 810 when they are entered into or upon a reconsideration event.
Income Taxes
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
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain net operating losses (NOLs) against earnings for up to five years. Due to this recently enacted federal tax legislation, Avatar intends to carry back and intends to apply its 2009 NOL against earnings it generated in the five previous years. As a result, Avatar intends to file an application for a federal tax refund of $34,248 which is included in income tax receivable on our consolidated balance sheet as of December 31, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued
     In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the year ended December 31, 2008, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the year ended December 31, 2008. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the first nine months of 2009, we recognized an increase of $9,522 in the valuation allowance. However due to the new federal tax legislation, we decreased the valuation allowance for the year ended December 31, 2009 by $9,148. As of December 31, 2009, our deferred tax asset valuation allowance was $10,419. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
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
Warranty Reserves
     Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. On homes built by Avatar, we may have recourse against subcontractors for claims relating to workmanship and materials. Actual future warranty costs could differ from our currently estimated amounts.
Construction Reserves
     Construction reserves for closed houses are established to cover potential costs for completion of houses closed. These reserves are determined on a per house basis based on estimated house budgets and other relevant factors. Actual construction costs could differ from our currently estimated amounts.
Estimated Development Liability
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold. The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $592, $710 and $386 during 2009, 2008 and 2007, respectively, associated with these obligations. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued
Share-Based Compensation
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (“the Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of Avatar. Generally, the exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.
     The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of awards of restricted stock and units which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. Under ASC 718, the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.
     In May 2008, the Financial Accounting Standards Board (FASB) issued ASC Subtopic 470-20, Debt with Conversion Options – Cash Conversion (“ASC 470-20”). This guidance applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. This guidance requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. In addition, transaction costs incurred directly related to the issuance of convertible debt instruments are allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. This guidance must be applied retrospectively to previously issued convertible instruments that may be settled in cash, as well as prospectively to newly issued instruments. We adopted this new guidance on January 1, 2009.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – continued
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – continued
     In August 2009, the FASB issued ASU 2009-5, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. ASU 2009-5 was effective in the fourth quarter of 2009 and did not have a material impact on our financial statements or disclosures.
Non-controlling Interest
     Avatar has consolidated certain LLCs which qualify as VIEs, because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is classified as non-controlling interest as a component of consolidated stockholders’ equity.

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
     The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2009	2008	2007
Operating income (loss):
Primary residential
Revenues	$26,968	$38,217	$158,642
Expenses (1)	35,071	81,350	137,561

Net operating income (loss)	(8,103)	(43,133)	21,081

Active adult communities
Revenues	32,604	42,491	92,180
Expenses (2)	38,217	49,216	78,918

Net operating income (loss)	(5,613)	(6,725)	13,262

Commercial and industrial and other land sales
Revenues	8,825	20,165	27,476
Expenses	9,141	30,319	5,606

Net operating income (loss)	(316)	(10,154)	21,870

Other operations
Revenues	995	1,537	3,215
Expenses	784	1,530	2,581

Net operating income	211	7	634

Operating income (loss)	(13,821)	(60,005)	56,847

Unallocated income (expenses):
Interest income	657	2,453	8,144
Gain on repurchase of 4.50% Notes	1,783	5,286	416
Equity loss from unconsolidated entities	(196)	(7,812)	(60)
General and administrative expenses	(19,694)	(22,388)	(25,387)
Interest expense	(6,857)	(4,282)	(245)
Other real estate expenses, net	(3,688)	(8,424)	(5,662)
Impairment of the Poinciana Parkway	(8,108)	(30,228)	—
Impairment of land developed or held for future development	(11,919)	(16,941)	—

Income (loss) from operations	(61,843)	(142,341)	34,053
Income tax benefit (expense)	32,860	32,465	(13,056)

Net income (loss)	($28,983)	($109,876)	$20,997

(1)	Includes impairment charges of approximately $1,449, $34,332 and $2,469 for 2009, 2008 and 2007, respectively.

(2)	Includes impairment charges for inventory of approximately $371 and $625 for 2009 and 2008, respectively, and $1,685 for goodwill for 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RESULTS OF OPERATIONS – continued
     Data from closings for the primary residential and active adult homebuilding segments for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

			Average Price Per
Years ended December 31,	Number of Units	Revenues	Unit
2009
Primary residential	143	$23,786	$166
Active adult communities	87	21,041	$242

Total	230	$44,827	$195

2008
Primary residential	136	$35,803	$263
Active adult communities	111	30,257	$273

Total	247	$66,060	$267

2007
Primary residential	535	$154,599	$289
Active adult communities	245	81,330	$332

Total	780	$235,929	$302

     Data from contracts signed for the primary residential and active adult homebuilding segments for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

			Contracts Signed,
	Gross Number of		Net of		Average Price Per
Years ended December 31,	Contracts Signed	Cancellations	Cancellations	Dollar Value	Unit
2009
Primary residential	175	(32)	143	$22,408	$157
Active adult communities	65	(9)	56	11,810	$211

Total	240	(41)	199	$34,218	$172

2008
Primary residential	147	(67)	80	$19,343	$242
Active adult communities	119	(43)	76	17,665	$232

Total	266	(110)	156	$37,008	$237

2007
Primary residential	508	(233)	275	$60,060	$218
Active adult communities	154	(51)	103	31,707	$308

Total	662	(284)	378	$91,767	$243

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     Backlog for the primary residential and active adult homebuilding segments as of December 31, 2009, 2008 and 2007 is summarized as follows:

			Average Price
As of December 31,	Number of Units	Dollar Volume	Per Unit
2009
Primary residential	16	$3,222	$201
Active adult communities	9	2,247	$250

Total	25	$5,469	$219

2008
Primary residential	16	$4,602	$288
Active adult communities	40	11,477	$287

Total	56	$16,079	$287

2007
Primary residential	72	$21,062	$293
Active adult communities	75	24,069	$321

Total	147	$45,131	$307

     The number of net housing contracts signed during the year ended December 31, 2009 compared to the same period in 2008 increased 27.6%. The dollar value of housing contracts signed for the year ended December 31, 2009 compared to the same period in 2008 declined by 7.5%. Our average sales price on sales contracts entered into during the year ended December 31, 2009 declined to $172 compared to $237 the year ended December 31, 2008. The decline in the dollar value and average prices of housing contracts signed for the year ended December 31, 2009 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and assets being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including Avatar. During the year ended December 31, 2009, cancellations of previously signed contracts totaled 41 compared to 110 during the year ended December 31, 2008. As a percentage of the gross number of contracts signed, this represents 17% and 41%, respectively.
     As of December 31, 2009, our inventory of unsold (speculative) homes, both completed and under construction, was 144 units (including 87 completed and partially completed homes that we acquired at Seasons at Tradition) compared to 233 units as of December 31, 2008. As of December 31, 2009, approximately 83% of unsold homes were completed (including 64 homes that we acquired during September 2009 at Seasons at Tradition) compared to approximately 88% as of December 31, 2008.
     During the year ended December 31, 2009 compared to the year ended December 31, 2008, the number of homes closed decreased by 6.9% and the related revenues decreased by 32.1%. Our average sales price for homes closed during the year ended December 31, 2009 declined to $194 compared to $267 for the year ended December 31, 2008. We anticipate that we will close in excess of 80% of the homes in backlog as of December 31, 2009 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term. During the year ended December 31, 2008 compared to the year ended December 31, 2007, the number of homes closed decreased by 68.3% and the related revenues decreased by 72.0%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     In general, prices of homes sold during 2009 ranged from approximately $60 to approximately $575 in our primary residential operations. At Solivita and Solivita West, prices ranged from approximately $125 to approximately $470 on homes sold during 2009. Closings on to-be-built homes generally occur within 180 to 210 days from sale. Closings on speculative homes generally occur within 30 to 60 days from sale.
Fiscal Year 2009 Compared to Fiscal Year 2008
     Net loss for the year ended December 31, 2009 was ($28,983) or ($3.11) per basic and diluted share compared to net loss of ($109,876) or ($12.85) per basic and diluted share for the year ended December 31, 2008. The decrease in net loss for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to a decline in the impairment charges recognized during 2009 as compared to 2008 partially mitigated by increased pre-tax losses from active adult operating results, increased interest expense and decreases in pre-tax profits from commercial and industrial and other land sales. In addition, the decrease in pre-tax loss for the year ended December 31, 2009 compared to the same period in 2008 was partially due to the pre-tax gain on repurchase of 4.50% Notes.
     Revenues from primary residential operations decreased $11,249 or 29.4% for the year ended December 31, 2009 compared to the same periods in 2008. Expenses from primary residential operations decreased $46,279 or 56.9% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases in revenues are primarily attributable to lower average sales prices in our primary residential homebuilding communities. The decreases in expenses is attributable to impairment losses of approximately $1,449 for fiscal year 2009 compared to $4,543 for fiscal year 2008 related to homes completed or under construction. In addition, we recorded $29,789 of impairment charges during fiscal year 2008 related to land developed and/or held for future development in our primary residential homebuilding communities. The average sales price on closings from primary residential homebuilding operations for the year ended December 31, 2009 was $166 compared to $263 for the year ended December 31, 2008. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for fiscal year 2009 was approximately 6% compared to approximately 12% for fiscal year 2008. Included in the results from primary residential operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     Revenues from active adult operations decreased $9,887 or 23.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Expenses from active adult operations decreased $10,999 or 22.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to decreased closings and lower average sales prices. The decrease in expenses for fiscal year 2009 is attributable to lower volume of closings and goodwill impairment charges of $1,685 recorded during fiscal year 2008. The average sales price on closings from active adult homebuilding operations for the year ended December 31, 2009 was $242 compared to $273 for the year ended December 31, 2008. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for the year ended December 31, 2009 was approximately 16% compared to approximately 27% for the year ended December 31, 2008. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales decreased $11,340 for the year ended December 31, 2009 compared to the year ended December 31, 2008. During the year ended December 31, 2009, we realized pre-tax losses of $316 on revenues of $8,825 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales decreased $21,178 for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in expenses is attributable to lower volume of closings of commercial and industrial and other land sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     For the year ended December 31, 2009, pre-tax profits from sales of commercial and industrial land were $4,405 on aggregate revenues of $4,758. For the year ended December 31, 2009, pre-tax losses from other land sales was $4,721 on aggregate revenues of $4,067.
     During the year ended December 31, 2009, our impairment assessment resulted in impairment charges of $13,739, which included $1,820 related to homes completed or under construction and $11,919 related to LLCs, which are consolidated for financial reporting purposes.
     For the year ended December 31, 2008, pre-tax profits (loss) from sales of commercial, industrial and other land were ($10,154) on revenues of $20,165. For the year ended December 31, 2008, pre-tax profits from commercial and industrial land were $4,916 on aggregate revenues of $5,785. Pre-tax profits (loss) on sales of other land during the year ended December 31, 2008 were ($20,958) on aggregate revenues of $8,380. During 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third-party that historically generated revenues to Avatar of approximately $600 per annum. Therefore, this sale was classified for financial statement purposes as a sale of other land. Pre-tax profits on this sale was $5,888 on revenues of $6,000.
     During the fourth quarter of 2008, we identified several assets (land) that we would be willing to sell to maximize our liquidity. The pre-tax loss from other land sales was primarily attributable to our decision to sell certain of this land. More specifically, we entered into two transactions with third parties providing for the formation of LLCs; and subsequently sold developed and partially-developed land to each of the newly formed LLCs. We also acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs. These transactions generated a pre-tax loss of approximately $21,487.
     During 2008, an entity in which we own a 50% interest sold all of its real estate assets. This sale generated a pre-tax loss of approximately $7,100. This loss is included in our equity loss from unconsolidated entities of $7,812 for 2008.
     Revenues from other operations decreased $542 or 35.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Expenses from other operations decreased $746 or 48.8% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases in revenues and expenses are primarily attributable to decreased volume of transactions from our title insurance agency operations.
     Interest income decreased $1,796 or 73.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases are primarily attributable to decreased interest rates earned on our cash and cash equivalents during 2009 as compared to 2008.
     On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 which is included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 which is included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. This repurchase resulted in a pre-tax gain during the fourth quarter of 2008 of approximately $6,931 including the write-off of approximately $1,000 of deferred finance costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
     General and administrative expenses decreased $2,694 or 12.0% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases are primarily due to decreases in compensation expense and share-based compensation expense. The decrease in share-based compensation was due to the recording during 2008 of $1,089 in accordance with ASC 718 as a result of amendments to performance conditioned restricted stock units, previously granted to certain employees, which converted into an equal number of shares of restricted common stock. Each employee made an Internal Revenue Code Section 83(b) election (the “Section 83(b) election”) with respect to all the shares of restricted stock, Avatar agreed to vest a number of shares of restricted stock having a value approximately equal to the tax withholding amount required as a result of the Section 83(b) election, at the minimum statutory withholding rates applicable to the employee, and such shares were repurchased by Avatar. The terms, conditions and restrictions of the restricted stock, including the vesting and forfeiture provisions, under the amended agreements are otherwise substantially the same as those that were applicable under the restricted stock unit agreements except that each employee, as an owner of this restricted stock, generally has the rights of an Avatar common stockholder, including voting and dividend rights (except that dividends on unvested shares of restricted stock generally are forfeited unless such shares ultimately vest).
     Interest expense increased $2,575 or 60.1% for the year ended December 31, 2009 compared to the same period in 2008. The increases in interest expense are primarily attributable to the decrease in the amount of interest expense capitalized due to decreases in development and construction activities in our various projects.
     Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $4,736 or 56.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases are primarily attributable to reductions in real estate taxes and property maintenance costs as well as an increase in miscellaneous income. These decreases were partially mitigated by an increase in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the year ended December 31, 2009, we recognized charges of $592 compared to $710 during the year ended December 31, 2008. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also included in other real estate expenses for the year ended December 31, 2009 are non-capitalizable expenditures of $341 related to the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our reviews during 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. During 2009, we recognized impairment losses of $8,108. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during 2009.
     Income tax benefit was provided for at an effective tax rate of 53.1% for the year ended December 31, 2009 compared to 22.8% for the year ended December 31, 2008. In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the year ended December 31, 2008, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the year ended December 31, 2008. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the first nine months of 2009, we recognized an increase of $9,522 in the valuation allowance. However, due to the new federal tax legislation, we decreased the valuation allowance for the year ended December 31, 2009 by $9,148. As of December 31, 2009, our deferred tax asset valuation allowance was $10,419. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) — continued
RESULTS OF OPERATIONS – continued
Fiscal Year 2008 Compared to Fiscal Year 2007
     Net income (loss) for the years ended December 31, 2008 and 2007 was ($109,876) or ($12.85) per basic and diluted share and $20,997 or $2.22 per diluted share ($2.53 per basic share), respectively. The decrease in net income for 2008 compared to 2007 was primarily due to impairment charges recorded during 2008 of $83,811 consisting of $51,899 from Land and Other Inventories, $30,228 related to the Poinciana Parkway and $1,685 related to goodwill. Also contributing to the decrease was a loss from operations in 2008 as compared to income from operations in 2007 in primary residential operations; active adult operating results; commercial and industrial and other land sales; and other operations. We also had increases in interest expense and other real estate expenses as well as decreases in interest income which caused net income to decrease in 2008 compared to 2007. The decreases in net income were partially mitigated by decreases in general and administrative expenses and an increase in other revenue.
     Revenues from primary residential operations decreased $120,425 or 75.9% during 2008 compared to 2007. Expenses from primary residential operations decreased $56,211 or 40.9% during 2008 compared to 2007. The decrease in revenues is primarily attributable to decreased closings and average sales prices in our primary residential homebuilding communities. The decrease in expenses is attributable to lower volume of closings partially mitigated by impairment losses of approximately $34,332 of which $4,543 is related to homes completed or under construction and $29,789 is related to land developed and/or held for future development in our primary residential homebuilding operations. The average sales price on closings from primary residential homebuilding operations for 2008 was $263 compared to $289 for 2007. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for 2008 was approximately 10% compared to approximately 26% for 2007. Included in the results from primary residential operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities. We have also incurred higher expenditures to fund homeowner association operating deficits.
     Revenues from active adult operations decreased $49,689 or 53.9% during 2008 compared to 2007. Expenses from active adult operations decreased $29,702 or 37.6% during 2008 compared to 2007. The decrease in revenues is attributable to decreased closings and average closing prices. The decrease in expenses is attributable to lower volume of closings partially mitigated by impairment losses of approximately $625 related to homes completed or under construction in our active adult homebuilding operations and a goodwill impairment loss of $1,685. The average sales price on closings from active adult homebuilding operations for 2008 was $273 compared to $332 for 2007. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for 2008 was approximately 24% compared to approximately 32% for 2007. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities. We have also incurred higher expenditures to fund homeowner association operating deficits.
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
     For the year ended December 31, 2008, pre-tax profits from commercial and industrial land were $4,916 on aggregate revenues of $5,785. Pre-tax profits (loss) on sales of other land during the year ended December 31, 2008 were ($20,958) on aggregate revenues of $8,380. During 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third-party that historically generated revenues to Avatar of approximately $600 per annum. Therefore, this sale is classified for financial statement purposes as a sale of other land. Pre-tax profit on this sale was $5,888 on revenues of $6,000.

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
     During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. This repurchase resulted in a pre-tax gain during the fourth quarter of 2008 of approximately $5,286.
     General and administrative expenses decreased $2,999 or 11.8% during 2008 compared to 2007. The decrease was primarily due to decreases in compensation expense resulting from the reduction of employees and professional fees. Partially offsetting the decrease was an increase in share-based compensation expense of $393 and accrual for pending litigation claims of $650. The increase in share-based compensation was due to the recording of $1,089 in accordance with ASC 718 as a result of amendments to performance conditioned restricted stock units, previously granted to certain employees, which converted into an equal number of shares of restricted common stock. Each employee made an Internal Revenue Code Section 83(b) election (the “Section 83(b) election”) with respect to all the shares of restricted stock, Avatar agreed to vest a number of shares of restricted stock having a value approximately equal to the tax withholding amount required as a result of the Section 83(b) election, at the minimum statutory withholding rates applicable to the employee, and such shares were repurchased by Avatar. The terms, conditions and restrictions of the restricted stock, including the vesting and forfeiture provisions, under the amended agreements are otherwise substantially the same as those that were applicable under the restricted stock unit agreements except that each employee, as an owner of this restricted stock, generally has the rights of an Avatar common stockholder, including voting and dividend rights (except that dividends on unvested shares of restricted stock generally are forfeited unless such shares ultimately vest).
     Interest expense increased $4,037 for 2008 compared to 2007. The increase in interest expense for 2008 is primarily attributable to the decrease in the amount of interest expense capitalized due to declines in development and construction activities in our various projects.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
RESULTS OF OPERATIONS – continued
     Other real estate expenses, net, representing real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, increased by $2,762 or 48.8% during 2008 compared to 2007. The increase is primarily attributable to a decrease in miscellaneous income collected during 2008 compared to 2007. Also contributing to the increase is charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During 2008, we recorded charges of $710 compared to $386 during 2007. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
     We reviewed the recoverability of the carrying value of the Poinciana Parkway as of September 30, 2008 and December 31, 2008 in accordance with ASC 360-10. Based on our review, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. Therefore, we reduced the carrying value of the Poinciana Parkway as of December 31, 2008 to the estimated fair value of $15,310 and recognized an impairment loss of $30,228 for 2008 of which $3,000 occurred during the fourth quarter of 2008.
     We reviewed the recoverability in accordance with ASC 360-10 of the carrying value of land developed or held for future development not allocated to a reportable segment. Based on our review, we determined the estimated future undiscounted cash flows of certain land developed or held for future development was less than its carrying value. Therefore, we reduced the carrying value as of December 31, 2008 to the estimated fair value and recognized an impairment loss of $16,941 for 2008.
     Income tax expense (benefit) was provided for at an effective tax rate of 22.8% for 2008 compared to 38.3% for 2007. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, but is not limited to, the frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused and tax planning strategies. Based on our assessment, the uncertain and volatile market conditions and the fact that we are now in a cumulative loss position over the evaluation period, we recorded a deferred tax asset valuation allowance of $19,567 during the year ended December 31, 2008. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.
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
     With the deterioration in the residential land and housing values in Florida and Arizona, we are focused on maintaining sufficient liquidity. As of December 31, 2009, our cash and cash equivalents totaled $217,132 including net proceeds of $42,296 received during 2009 from the issuance of 2,514,391 shares of our common stock. During the year ended December 31, 2009, we received income tax refunds of $21,356. In addition, during the year ended December 31, 2009, we spent $11,696 including accrued interest to repurchase $14,076 principal amount of the 4.50% Notes and $11,175 for inventory acquisitions. As of December 31, 2009, we had borrowings of $55,881 outstanding under the Amended Unsecured Credit Facility. As of December 31, 2009, the principal amount of the 4.50% Notes outstanding was $64,804.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES — conitnued
     In August 2009, we filed a shelf registration statement on Form S-3 for $500,000 of debt and equity securities, which was supplemented in September 2009 by a supplemental prospectus for a public offering of shares of our Common Stock, underwritten by Barclays Capital Inc. (the “Underwriter”). We agreed to sell to the Underwriter 2,250,000 shares of our Common Stock, which were offered to the public at a price of $18.00 per share and discounted to the Underwriter to a price of $17.10 per share. The Underwriter was granted an over-allotment option to purchase up to an additional 337,500 shares of Common Stock, at the same offering price to the public and subject to the same underwriting discount. The closing on the sale of the 2,250,000 shares of Common Stock occurred on September 28, 2009. Net proceeds to us before expenses were $38,475. On October 6, 2009, we closed on the sale of an additional 264,391 shares of our Common Stock pursuant to the Underwriter’s partial exercise of its option to purchase additional shares, which option expired on October 23, 2009. Net proceeds of the partial exercise of the option were $4,521, resulting in total net proceeds of the offering, after approximately $700 of offering expenses, of approximately $42,296. We intend to use the proceeds from the sale for general corporate purposes, including, without limitation, potential acquisitions of real estate and real estate-related assets.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.
     For the year ended December 31, 2009, net cash provided by operating activities amounted to $11,807, primarily as a result of $21,356 we received in income tax refunds related to taxable losses generated during fiscal 2008 and the monetization of inventory of $29,084 partially offset by decreases in accrued liabilities and customer deposits of $2,964 and $737, respectively. Net cash used in investing activities amounted to $621 primarily as a result of expenditures of $422 on the Poinciana Parkway. Net cash provided by financing activities was $30,550 primarily as a result of net proceeds of $42,296 from the public offering of our common stock. Partially offsetting the net cash provided by financing activities was the repurchase for $11,627 of $14,076 principal amount of the 4.50% Notes and the repayment of $119 in real estate debt.
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
LIQUIDITY AND CAPITAL RESOURCES – continued
     In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. It is our intention to acquire replacement property by December 31, 2010. It is possible that we may not identify and purchase adequate replacement property within the required time period, which would require us to make this income tax payment plus interest of approximately $7,000 as of December 31, 2010.
     As of December 31, 2009, the amount of our borrowings totaled $119,002 compared to our borrowings of $131,061 as of December 31, 2008. At December 31, 2009, our borrowings of $119,002 consisted of $63,010 carrying amount of 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), $55,881 outstanding under the Amended Unsecured Credit Facility and $111 of 5.50% community development district term bond obligations due 2010. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008 and 2009, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 (which is included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009). Following these repurchases, $64,804 principal amount of the 4.50% Notes remain outstanding.

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
     As of December 31, 2009 and 2008, the 4.50% Notes and the equity component associated with ASC 470-20 was comprised of the following:

	December 31,	December 31,
	2009	2008
4.50% Notes
Principal amount	$64,804	$78,880
Unamortized discount	(1,794)	(3,930)

Net carrying amount	$63,010	$74,950

Equity Component, net of income tax benefit	$13,737	$13,770

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of December 31, 2009, the remaining expected life over which the unamortized discount will be recognized is 1.25 years. We recognized $1,549, $2,665 and $1,136 in non-cash interest charges related to the amortization of the discount during the years ended December 31, 2009, 2008 and 2007, respectively.

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
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of December 31, 2009, we had borrowings of approximately $55,881 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,535 of which $21,053 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. Our borrowing rate under the Amended Unsecured Credit Facility was 2.73% as of December 31, 2009. Our availability is approximately $3,066 as of December 31, 2009.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders (“Second Restated Guaranty Agreement”). This agreement amended and restated the Restated Guaranty Agreement, dated as of October 21, 2005. Payments of all amounts due under the Amended Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Second Restated Guaranty Agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     We are in preliminary discussions with the administrative agent for our unsecured credit facility regarding an extension. Should we reach an agreement on an extension it is expected to result in a reduction of our commitment to approximately $50,000 and higher costs for outstanding borrowings and letters of credit. Further, we anticipate that the facility will be converted to a secured facility and provide for a paydown of outstanding borrowings while we have cash exceeding a specified level. These discussions are in preliminary stages, and there can be no assurance that we will reach an agreement.
     On November 7, 2008, Franklin Bank SSB (“Franklin Bank”), one of the participating financial institutions in our amended unsecured credit facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. On January 13, 2010, we received notification from the FDIC that Franklin Bank is no longer a participant in our amended unsecured credit facility. Franklin Bank was a 20% participant.
     On July 23, 2009, Guaranty Bank, one of the participating financial institutions in our amended unsecured credit facility, announced that it no longer believed it could raise sufficient capital, therefore, it was not probable that they would be able to continue as a going concern. Guaranty Bank is a 25% or $25,000 participant in our amended unsecured credit facility. On August 21, 2009, BBVA Compass acquired the banking operations of Guaranty Bank from the FDIC. BBVA Compass acquired the assets and assumed the deposits and entered into a loss sharing arrangement with the FDIC that covers all of the acquired loans. BBVA Compass/Guaranty Bank continues to participate in our Amended Unsecured Credit Facility. The outstanding borrowings under our amended unsecured credit facility include participation from BBVA Compass/Guaranty Bank in the amount of approximately $17,877.
     Under the terms of the Amended Unsecured Credit Facility, we are required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth is increased each quarter by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There is no decrease when we have net losses. As of December 31, 2009, our Minimum Tangible Net Worth requirement was $292,174.
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
     As of December 31, 2009, we were in compliance with the covenants of the Amended Unsecured Credit Facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     The following summarizes certain financial covenant thresholds and our results pursuant to the Amended Unsecured Credit Facility as of December 31, 2009:

	Covenant
Financial Covenant	Requirement	Actual
Minimum Tangible Net Worth	$292,174	$445,119
Leverage Ratio (a)	Less than or equal to 1.00	(0.05)
EBITDA/Debt Service Ratio	(b)	(b )
AFFCO Ratio	(b)	(b )
Liquidity/Cash Requirements	$75,000/$35,000	$220,198/$217,132
Notes Coverage Ratio	Greater than or equal to 2.00	4.2
Investments in real estate related joint ventures (as a percent of Tangible Net Worth)	Less than or equal to 25%	1.2%
Book value of raw land, land under development and developed lots (as a percent of Tangible Net Worth)	Less than or equal to 150%	52%

(a)	The Leverage Ratio requirement varies based on our Adjusted EBITDA/Debt Service Ratio. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 2.00 to 1, the Leverage Ratio requirement is less than or equal to 1.75 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.50 to 1, the Leverage Ratio requirement is less than or equal to 1.50 to 1. If our Adjusted EBITDA/Debt Service Ratio is greater than or equal to 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.25 to 1. If our Adjusted EBITDA/Debt Service Ratio is less than 1.00 to 1, the Leverage Ratio requirement is less than or equal to 1.00 to 1.

(b)	Our Adjusted EBITDA/Debt Service Ratio of negative 5.1 was less than 1.00 to 1 as of December 31, 2009. Our AFFCO Ratio of 3.3 was greater than 1.50 to 1 as of December 31, 2009. We are required to maintain Liquidity of $75,000 of which $35,000 is cash and cash equivalents.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2009, we had outstanding performance bonds of approximately $3,011. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. As of December 31, 2009, we had $111 outstanding under these obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     Our Board of Directors has authorized Avatar to make purchases of common stock and/or the 4.50% Notes from time to time, in the open market, through privately negotiated transactions or otherwise, depending on market and business conditions and other factors. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of December 31, 2009, the remaining authorization is $18,304.
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to October 14, 2013 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
     Osceola County and Avatar were unsuccessful in their attempt to obtain a federal grant for construction of the Parkway. Osceola County and Avatar are still attempting to obtain other federal funds for development of the Poinciana Parkway, including tax appropriation and a federal loan. We cannot predict whether any federal funds will be available.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2009, approximately $47,000 has been expended. During fiscal year 2008, we recorded impairment charges of $30,228 associated with the Poinciana Parkway.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES – continued
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our reviews during 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. During 2009, we recognized impairment losses of $8,108. At December 31, 2009, the carrying value in the Poinciana Parkway is $8,482. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during 2009.
     Assuming that no additional significant adverse changes in our business occur, we anticipate, the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2010. (See “Results of Operations – Fiscal Year 2010 Outlook.”)
OFF-BALANCE SHEET ARRANGEMENTS
     ASC 810, Consolidation (“ASC 810”), requires a variable interest entity (“VIE”) to be consolidated in the financial statements of a company if that company is the primary beneficiary of the VIE. Under ASC 810, the primary beneficiary of a VIE is the entity which absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements, represent variable interests depending on the contractual terms of the arrangement. We analyze these entities in accordance with ASC 810 when they are entered into or upon a reconsideration event.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.
     During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $42 and $1,626 to these unconsolidated entities in 2009 and 2008, respectively.
     As of December 31, 2009, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
The following table reflects contractual obligations as of December 31, 2009:

	Payments due by period
		Less than	1 - 3	3 - 5	More than 5
Contractual Obligations (1)	Total	1 Year	Years	Years	Years
Long-Term Debt Obligations	$120,796	$55,992	$—	$—	$64,804 (2)
Interest Obligations on Long-Term Debt	$42,792	$4,153	$5,832	$5,832	$26,975
Operating Lease Obligations	$4,131	$952	$1,684	$1,495	$—
Purchase Obligations – Residential Development	$926	$926	$—	$—	$—
Compensation Obligations	$4,964	$4,188	$776	$—	$—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	$20,417	$1,000	$2,000	$2,000	$15,417

(1)	Excluded from this table are future costs related to the Poinciana Parkway (described above) since timing and amount of future costs are currently estimated.

(2)	Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes.
     Long-term debt obligations represent:
•	$111 community development district obligations associated with Sterling Hill in Hernando County, Florida, payable by 2010

•	$64,804 outstanding under the 4.50% Convertible Senior Notes due 2024; however, holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019, or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes

•	$55,881 outstanding under the Amended Unsecured Credit Facility due 2010
     Purchase obligations (residential development) represent purchase commitments of $926 as of December 31, 2009 for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes. Compensation obligations represent compensation to executives pursuant to employment contracts.
     Other long-term contractual obligations represent the estimated cost-to-complete of certain utilities improvements in areas within Poinciana and Rio Rico where homesites have been sold.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued
EFFECTS OF INFLATION AND ECONOMIC CONDITIONS
     Our operations have been negatively affected by general economic conditions. Reduction in real estate value, adverse changes in employment levels, consumer income and confidence, available financing and interest rates may continue to result in fewer sales and/or lower sales prices. Other economic conditions could affect operations (see “Risk Factors”).
     The weakening of the residential real estate market has negatively impacted the homebuilding industry. Since 2008, the market for homes in the geographic areas in which our developments are located was severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions. Unemployment has increased significantly and consumer confidence has continued to erode. We have experienced a significant increase in the number of homes for sale or available for purchase or rent through foreclosures or otherwise. The price points at which these homes are available have put further downward pressure on our margins.
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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of Avatar Holdings Inc. and subsidiaries as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles.
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
We have audited Avatar Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avatar Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Avatar Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Avatar Holdings Inc. and subsidiaries and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Avatar Holdings Inc.
We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avatar Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
March 16, 2010

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2009	2008
Assets
Cash and cash equivalents	$217,132	$175,396
Restricted cash	699	1,614
Receivables, net	6,656	3,144
Income tax receivable	35,018	21,503
Land and other inventories	264,236	304,071
Property and equipment, net	48,010	53,485
Poinciana Parkway	8,482	16,168
Investment in and notes receivable from unconsolidated entities	5,321	5,790
Prepaid expenses and other assets	9,165	10,806
Deferred income taxes	—	2,835

Total Assets	$594,719	$594,812

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$2,014	$1,484
Accrued and other liabilities	5,293	8,677
Customer deposits and deferred revenues	2,874	3,611
Estimated development liability for sold land	20,417	20,468
Notes, mortgage notes and other debt:
Corporate	63,010	74,950
Real estate	55,992	56,111

Total Liabilities	149,600	165,301

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 14,013,912 shares at December 31, 2009 11,488,259 shares at December 31, 2008	14,014	11,488
Additional paid-in capital	286,096	245,049
Non-controlling interest	1,018	—
Retained earnings	222,928	251,911

	524,056	508,448

Treasury stock: at cost, 2,658,461 shares at December 31, 2009 and December 31, 2008	(78,937)	(78,937)

Total Stockholders’ Equity	445,119	429,511

Total Liabilities and Stockholders’ Equity	$594,719	$594,812

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per-share amounts)

	For the year ended December 31
	2009	2008	2007
Revenues
Real estate revenues	$69,104	$102,210	$281,358
Interest income	657	2,453	8,144
Other	3,740	5,703	2,330

Total revenues	73,501	110,366	291,832

Expenses
Real estate expenses	86,750	134,414	229,618
Impairment charges	21,847	83,811	2,469
General and administrative expenses	19,694	22,388	25,387
Interest expense	6,857	4,282	245

Total expenses	135,148	244,895	257,719

Equity loss from unconsolidated entities	(196)	(7,812)	(60)

Income (loss) before income taxes	(61,843)	(142,341)	34,053
Income tax benefit (expense)	32,860	32,465	(13,056)

Net income (loss)	($28,983)	($109,876)	$20,997

Basic Earnings (Loss) Per Share	($3.11)	($12.85)	$2.53

Diluted Earnings (Loss) Per Share	($3.11)	($12.85)	$2.22

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Non-Controlling	Retained	Treasury Stock
	Shares	Amount	Capital	Interest	Earnings	Shares	Amount
Balance at January 1, 2007	10,725,559	$10,726	$237,051	—	$340,790	(2,531,823)	($75,024)
Issuances from exercise of earnings participation stock award	308,448	308	(714)	—	—	—	—
Issuances from exercise of stock options and restricted stock units	177,876	178	1,922	—	—	—	—
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units and earnings participation stock award	(139,039)	(139)	(6,020)	—	—	—	—
Tax benefit from exercise of restricted stock units and stock options	—	—	2,094	—	—	—	—
Amortization of restricted stock units and stock options	—	—	3,964	—	—	—	—
Other share based compensation	—	—	142	—	—	—	—
Conversion of 4.50% Notes	3,800	4	190	—	—	—	—
Repurchase of 4.50% Notes	—	—	(483)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(19,409)	(965)
Net income	—	—	—	—	20,997	—	—

Balance at December 31, 2007	11,076,644	11,077	238,146	—	361,787	(2,551,232)	(75,989)

Issuances from exercise of earnings participation stock award	4,566	4	212	—	—	—	—
Issuances from exercise of stock options and restricted stock units	164,170	164	387	—	—	—	—
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units and earnings participation stock award	(52,021)	(52)	(1,435)	—	—	—	—
Issuances of restricted stock	294,900	295	794	—	—	—	—
Repurchase of restricted stock to satisfy employee statutory minimum withholding taxes	—	—	—	—	—	(107,229)	(2,948)
Tax benefit from exercise of restricted stock units and stock options	—	—	920	—	—	—	—
Amortization of restricted stock units and stock options	—	—	2,810	—	—	—	—
Repurchase of 4.50% Notes	—	—	3,215	—	—	—	—
Net loss	—	—	—	—	(109,876)	—	—

Balance at December 31, 2008	11,488,259	$11,488	$245,049	—	$251,911	(2,658,461)	($78,937)
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity — continued
(Dollars in thousands)

			Additional
	Common Stock		Paid-in	Non-Controlling	Retained	Treasury Stock
	Shares	Amount	Capital	Interest	Earnings	Shares	Amount
Issuance of common stock	2,514,391	$2,515	$39,782	$—	$—	—	$—
Issuances of restricted stock units and stock units	11,262	11	(11)	—	—	—	—
Tax benefit from exercise of restricted stock units and stock units	—	—	(830)	—	—	—	—
Amortization of restricted stock units and stock units	—	—	2,138	—	—	—	—
Repurchase of 4.50% Notes	—	—	(32)	—	—	—	—
Capital contributions from non-controlling interest in unconsolidated entities	—	—	—	1,018	—	—	—
Net loss	—	—	—	—	(28,983)	—	—

Balance at December 31, 2009	14,013,912	$14,014	$286,096	$1,018	$222,928	(2,658,461)	($78,937)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.
See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	($28,983)	($109,876)	$20,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,246	6,758	6,425
Amortization of stock based compensation	2,138	4,117	3,700
Impairment of goodwill	—	1,685	—
Impairment of land and other inventories	13,739	51,898	2,469
Impairment of Poinciana Parkway	8,108	30,228	—
Gain from repurchase of 4.50% Notes	(1,783)	(5,286)	(416)
Equity loss from unconsolidated entities	196	7,812	60
Distributions (return) of earnings from an unconsolidated entity	341	(292)	(178)
Deferred income taxes	1,388	(10,962)	8,494
Excess income tax benefit from exercise of stock options and restricted stock units	—	(920)	(2,094)
Changes in operating assets and liabilities:
Restricted cash	915	1,547	476
Receivables and income tax receivable	(16,410)	(16,429)	6,594
Notes receivable from sale of land to an unconsolidated entity	—	(3,669)	—
Land and other inventories	29,084	35,665	32,538
Prepaid expenses and other assets	1,529	5,224	378
Accounts payable and accrued and other liabilities	(2,964)	(5,188)	(36,404)
Customer deposits	(737)	(1,305)	(13,435)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,807	(8,993)	29,604

INVESTING ACTIVITIES
Investment in property and equipment	(131)	(803)	(8,318)
Investment in Poinciana Parkway	(422)	(13,745)	(23,648)
Investment in unconsolidated entities	(68)	(1,626)	(301)

NET CASH USED IN INVESTING ACTIVITIES	(621)	(16,174)	(32,267)

FINANCING ACTIVITIES
Proceeds from Amended Unsecured Credit Facility	—	56,000	—
Proceeds from exercise of stock options	—	500	2,100
Excess income tax benefit from exercise of restricted stock units and stock options	—	920	2,094
Net proceeds from issuance of common stock	42,296	—	—
Repurchase of 4.50% Notes	(11,627)	(28,112)	(4,950)
Principal payments of real estate borrowings	(119)	(15,855)	(959)
Payment of debt issuance costs	—	(655)	—
Purchase of treasury stock	—	—	(965)
Payment of withholding taxes related to restricted stock and units withheld	—	(4,493)	(6,159)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,550	8,305	(8,839)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,736	(16,862)	(11,502)

Cash and cash equivalents at beginning of year	175,396	192,258	203,760

CASH AND CASH EQUIVALENTS AT END OF YEAR	$217,132	$175,396	$192,258

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Dollars in thousands except per-share data)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
     We are engaged in the business of real estate operations in Florida and Arizona. Our residential community development activities have been adversely affected in both markets, bringing development of our active adult and primary residential communities to their lowest level in several years. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by economic conditions.
Principles of Consolidation and Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and all subsidiaries, partnerships and entities in which Avatar Holdings Inc. (“Avatar”, “we”, “us” or “our”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     Certain 2008 and 2007 financial statement items have been reclassified to conform to the 2009 presentation.
Accounting Standards Codification
     We adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Cash and Cash Equivalents and Restricted Cash
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $330 and $1,191 as of December 31, 2009 and 2008, respectively. As of December 31, 2009, our cash and cash equivalents were primarily invested in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
     Restricted cash includes deposits of $699 and $1,614 as of December 31, 2009 and 2008, respectively. These balances are comprised primarily of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $383 and $82 as of December 31, 2009 and 2008, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.
Receivables, net
     Receivables, net includes amounts in transit or due from title companies for house closings; membership dues related to our amenity operations; and contracts and mortgage notes receivable from the sale of land.
Income Tax Receivable
     Income tax receivable consists of tax refunds we expect to receive within one year. As of December 31, 2009 and 2008, there were $35,018 and $21,503, respectively, of income tax receivables.
Land and Other Inventories
     Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value. Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction are substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon United States generally accepted accounting principles.
     In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) we review our Land and Other Inventories for indicators of impairment.
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

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Land and Other Inventories — continued
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During 2009, our impairment assessment resulted in impairment charges of $13,739, which included $1,820 relating to homes completed or under construction and $11,919 related to land sold to LLCs which are consolidated for financial statement purposes. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during 2009. As of December 31, 2009, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.
     The impairment charges for the fourth quarter of 2008 and for the year ended December 31, 2009 reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. We have experienced difficulty in selling homes at a profit causing us to reduce prices to monetize our inventory. Contribution margins are defined as house sales prices less direct production costs (including the lot cost) as well as closing costs and commissions. During the fourth quarter of 2008 and year ended December 31, 2009, most of our sales contracts were signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the year ended December 31, 2009 and 2008, we recorded impairment charges of $1,820 and $5,168, respectively, relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:
•	The average price on sales closed from primary residential homebuilding operations has decreased approximately 49% from $323 in fiscal year 2006 to $166 in fiscal year 2009. Our average sales price on sales contracts entered into during fiscal year 2009 declined to $157 compared to $242 during fiscal year 2008. Additionally, the average contribution margin on closings from primary residential homebuilding operations has declined from approximately 33% in fiscal year 2006 to approximately 6% during fiscal year 2009.

•	The average price on sales closed from active adult homebuilding operations has decreased approximately 19% from $298 in fiscal year 2006 to $242 in fiscal year 2009. Our average sales price on sales contracts entered into during fiscal year 2009 declined to $211 compared to $232 during fiscal year 2008. Additionally, the average contribution margin on closings from active adult homebuilding operations has declined from approximately 32% in fiscal year 2006 to approximately 16% during fiscal year 2009.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the year ended December 31, 2009 and 2008 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead not associated with specific communities.
     Our active adult and primary residential communities are generally large master-planned communities in Florida and in southeast Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult and primary residential communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Land and Other Inventories — continued
number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
     Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.
     Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities. We anticipate these future communities will be large master-planned communities similar to our current active adult and/or primary residential communities. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. Build-out of our land held for future development generally exceeds five years. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.
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
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities. During 2009, we recorded an impairment expense of approximately $2,100 related to the amenities at Terralargo due to the sale to an LLC which we consolidate. As of December 31, 2008 no impairments existed for Property and Equipment.
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
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our reviews during 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. During 2009, we recognized impairment losses of $8,108. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during 2009.
Goodwill and Indefinite-Lived Intangible Assets
     Prior to January 1, 2009, we performed annual impairment testing of our goodwill and other intangible assets in accordance with ASC 350. During the fourth quarter of 2008, the market for homes in the geographic areas in which our developments are located was severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions. During 2008, we recorded an impairment charge of $1,685 relating to the goodwill associated with our active adult community reporting unit, which represented our only goodwill.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Revenues
     In accordance with ASC 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser’s initial and continuing investment is adequate, all financing is considered collectible and there is no significant continuing involvement.
Advertising Costs
     Advertising costs are expensed as incurred. For the years ended December 31, 2009, 2008 and 2007, advertising costs totaled $725, $1,330 and $3,562, respectively, and are included in Real Estate Expenses in the accompanying consolidated statements of operations.
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
     During the years ended December 31, 2009, 2008 and 2007, changes in the warranty reserve consist of the following:

	2009	2008	2007
Warranty reserve as of January 1	$468	$1,134	$2,319
Estimated warranty expense	633	711	2,178
Amounts charged against warranty reserve	(643)	(1,377)	(3,363)

Warranty reserve as of December 31	$458	$468	$1,134

Income Taxes
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
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain net operating losses (“NOLs”) against earnings to up to five years. Due to this recently enacted federal tax legislation, Avatar intends to carry back and apply its 2009 NOL against earnings it generated in 2005. As a result, Avatar intends to file an application for a federal tax refund of $34,248 which is included in income tax receivable on our consolidated balance sheet as of December 31, 2009.
     In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the year ended December 31, 2008, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the year ended December 31, 2008. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the first nine months of 2009, we recognized an increase of $9,522 in the valuation allowance. However due to the new federal tax legislation, we decreased the valuation allowance for the year ended December 31, 2009 by $9,148. As of December 31, 2009, our deferred tax asset valuation allowance was $10,419. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Income Taxes — continued
     In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. It is our intention to acquire replacement property by December 31, 2010. It is possible that we may not identify and purchase adequate replacement property within the required time period, which would require us to make this income tax payment plus interest of approximately $7,000 as of December 31, 2010. We believe the tax planning strategy is prudent and feasible, and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets. On January 1, 2007, we adopted certain provisions under ASC 740 which provides guidance in the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, these provisions also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, 2007 and 2008 which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2009.
     Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations as income tax expense.
Non-controlling Interest
     Avatar has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity. At December 31, 2009, non-controlling interest was $1,018.
Common Stock Offering
     In August 2009, we filed a shelf registration statement on Form S-3 for $500,000 of debt and equity securities, which was supplemented in September 2009 by a supplemental prospectus for a public offering of shares of our Common Stock, underwritten by Barclays Capital Inc. (the “Underwriter”). We agreed to sell to the Underwriter 2,250,000 shares of our Common Stock, which were offered to the public at a price of $18.00 per share and discounted to the Underwriter to a price of $17.10 per share. The Underwriter was granted an over-allotment option to purchase up to an additional 337,500 shares of Common Stock, at the same offering price to the public and subject to the same underwriting discount. The closing on the sale of the 2,250,000 shares of Common Stock occurred on September 28, 2009. Net proceeds to us before expenses were $38,475. On October 6, 2009, we closed on the sale of an additional 264,391 shares of our Common Stock pursuant to the Underwriter’s partial exercise of its option to purchase additional shares, which option expired on October 23, 2009. Net proceeds of the partial exercise of the option were $4,521, resulting in total net proceeds of the offering, after approximately $700 of offering expenses, of approximately $42,296. We intend to use the proceeds from the sale for general corporate purposes including, without limitation, potential acquisitions of real estate and real estate-related assets.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
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
     As of December 31, 2009, an aggregate of 642,896 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 166,175 options and stock units granted. There were 476,721 shares available for grant at December 31, 2009.
     Cash flows resulting from tax benefits relating to tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) are classified and reported as both an operating cash outflow and a financing cash inflow. For the years ended December 31, 2009, 2008 and 2007, we classified $0, $920 and $2,094, respectively, of excess tax benefits as financing cash inflows.
Repurchase of Common Stock and Notes
     On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of December 31, 2009, the remaining authorization is $18,304.
Earnings (Loss) Per Share
     We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with ASC 260, the computation of diluted earnings (loss) per share for 2009 and 2008 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 2,585,329, 116,715 and 351,085 shares of our common stock for 2009, 2008 and 2007, respectively, due to the equity offering described above, exercise of stock options, conversion of restricted stock units, stock units and conversion of 4.50% Notes. Excluded from the weighted average number of shares outstanding for 2009 and 2008 are 127,995 and 187,671, respectively, restricted shares issued during 2008 that are subject to vesting requirements (see Note L). In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued
Earnings (Loss) Per Share — continued
     The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Numerator:
Basic (loss)/earnings per share — net (loss)/income	($28,983)	($109,876)	$20,997
Interest expense on 4.50% Notes, net of tax	—	—	3,634

Diluted (loss)/earnings per share — net (loss)/income	($28,983)	($109,876)	$24,631

Denominator:
Basic weighted average shares outstanding	9,306,442	8,553,433	8,305,858
Effect of dilutive restricted stock units	—	—	483,091
Effect of dilutive employee stock options	—	—	23,348
Effect of dilutive 4.50% Notes	—	—	2,267,861

Diluted weighted average shares outstanding	9,306,442	8,553,433	11,080,158

Recently Issued Accounting Pronouncements
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
     In April 2009, the FASB issued ASC 320-10-65, Investments — Debt and Equity Securities — Overall — Transition and Open Effective Date Information (“ASC 320-10-65”). ASC 320-10-65 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The adoption of ASC 320-10-65 was effective June 30, 2009 for us, which did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued
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
     In August 2009, the FASB issued ASU 2009-5, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-5”). This update provides clarification of the fair value measurement of financial liabilities when a quoted price in an active market for an identical liability (level 1 input of the valuation hierarchy) is not available. ASU 2009-5 was effective in the fourth quarter of 2009 and did not have a material impact on our financial statements or disclosures.
Comprehensive Income (Loss)
     Net income (loss) and comprehensive income (loss) are the same for the years ended December 31, 2009, 2008 and 2007.
NOTE B — REAL ESTATE REVENUES
     The components of real estate revenues are as follows:

	For the year ended December 31
	2009	2008	2007
Primary residential	$26,968	$38,217	$158,642
Active adult communities	32,604	42,491	92,180
Commercial, industrial and other land sales	8,825	20,165	27,476
Other real estate operations	707	1,337	3,060

Total real estate revenues	$69,104	$102,210	$281,358

     During the year ended December 31, 2009, we realized pre-tax losses of $316 on revenues of $8,825 from sales of commercial, industrial and other land. For the year ended December 31, 2009, pre-tax profits from sales of commercial and industrial land were $4,405 on aggregate revenues of $4,758. For the year ended December 31, 2009, pre-tax losses from other land sales were $4,721 on aggregate revenues of $4,067.

NOTE B — REAL ESTATE REVENUES — continued
     On December 11, 2009, Frenchman’s Yacht Club Developers, LLC (“Frenchman’s”), a Florida limited liability company in which our wholly-owned subsidiary, Avatar Properties Inc. (“Properties”), is the sole member, sold its interest in the proposed development known as Frenchman’s Yacht Club to an unrelated third party for cash and a purchase money note of $4,208. The amount of cash we received did not meet the criteria in authoritative accounting guidance to record this sale under the full accrual method of profit recognition. As a result, this transaction is accounted for under the cost recovery method. Under the cost recovery method, no profit is recognized until cash payments by the buyer, including principal and interest on the purchase money note due to us exceeds the cost of the property sold. In the Frenchman’s transaction, since we sold the property at a loss, in accordance with authoritative accounting guidance we recognized the loss of approximately $3,800 in full. The note receivable was discounted by $1,291 to the fair value for purposes of measuring the loss on this transaction. Additionally, future interest cash receipts will be recorded as deferred income, and presented as a reduction to the note receivable until such time that the cumulative cash payments by the buyer exceed Avatar’s book value in the property at the time of sale.
     For the year ended December 31, 2008, pre-tax profits (loss) from sales of commercial, industrial and other land were ($10,154) on revenues of $20,165. For the year ended December 31, 2008, pre-tax profits from commercial and industrial land were $4,916 on aggregate revenues of $5,785. Pre-tax profits (loss) on sales of other land during the year ended December 31, 2008 were ($20,958) on aggregate revenues of $8,380. During 2008, we closed on the sale of the stock of one of our wholly-owned subsidiaries, the sole asset of which was land leased to a third-party that historically generated revenues to Avatar of approximately $600 per annum. Therefore, this sale is classified for financial statement purposes as a sale of other land. Pre-tax profits on the sale were $5,888 on revenues of $6,000.
     The pre-tax loss from other land sales during 2008 was primarily attributable to the following transactions as a result of our decision to sell certain land. More specifically, in this period, we entered into two transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly formed LLCs which were not required to be consolidated under authoritative accounting guidance. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs. These transactions generated a pre-tax loss of approximately $21,487. For the year ended December 31, 2007, pre-tax profits from commercial and industrial land were $19,939 on aggregate revenues of $23,577. Pre-tax profits on sales of other land during the year ended December 31, 2007 were $1,931 on aggregate revenues of $3,899.
     For the year ended December 31, 2007, pre-tax profits from commercial and industrial land were $19,939 an aggregate revenues of $23,577. Pre-tax profits on sales of other land during the year ended December 31, 2007 were $1,931 on aggregate revenues of $3,899.
     See “Financial Information Relating to Industry Segments” in Note P.

NOTE C — LAND AND OTHER INVENTORIES
     Land and other inventories consist of the following:

	December 31,
	2009	2008
Land developed and in process of development	$136,578	$153,368
Land held for future development or sale	98,818	96,054
Homes completed or under construction	27,971	53,947
Other	869	702

	$264,236	$304,071

     On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community located in St. Lucie County, Florida. The purchase price was approximately $7,450. We are completing construction of substantially and partially completed homes in this community at an approximate cost of $1,200 of which $400 will be spent replacing Chinese drywall that was placed in such homes by the original builder. In addition, on December 3, 2009, we acquired 86 developed lots located in Pima County, Arizona. The purchase price was approximately $3,725.
NOTE D – PROPERTY AND EQUIPMENT
     Property and equipment and accumulated depreciation consist of the following:

	December 31
	2009	2008
Land and improvements	$25,772	$26,139
Buildings and improvements	38,695	40,373
Machinery, equipment and fixtures	13,551	13,696
Amenities construction in progress	1,037	1,433

	79,055	81,641
Less accumulated depreciation	(31,045)	(28,156)

	$48,010	$53,485

     Amenities owned by Avatar and which are not held for future transfer to homeowners associations are included in property and equipment. The book values of these amenities (excluding amenities construction in progress) were $45,813 and $50,816 as of December 31, 2009 and 2008, respectively.
     Depreciation charged to operations during 2009, 2008 and 2007 was $3,462, $3,820 and $3,427, respectively.

NOTE E – POINCIANA PARKWAY
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County, pursuant to which construction is to be commenced by February 14, 2011. Construction was to be completed by December 31, 2011 subject to extension for Force Majeure. We have notified the Counties that the completion date has been extended to October 14, 2013 due to Force Majeure related to the economic downturn. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     If funding for the Poinciana Parkway is not obtained so that construction of the Poinciana Parkway can be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
     Osceola County and Avatar were unsuccessful in their attempt to obtain a federal grant for construction of the Parkway. Osceola County and Avatar are still attempting to obtain other federal funds for development of the Poinciana Parkway, including tax appropriation and a federal loan. We cannot predict whether any federal funds will be available.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2009, approximately $47,000 has been expended. During fiscal year 2008 we recorded impairment charges of $30,228, associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our reviews during 2009, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were less than its carrying value. During 2009, we recognized impairment losses of $8,108. At December 31, 2009, the carrying value of the Poinciana Parkway is $8,482. In addition, non-capitalizable expenditures of $341 related to the Poinciana Parkway were expensed during 2009.

NOTE F — ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	December 31
	2009	2008
Gross unexpended costs	$26,389	$26,518
Less costs relating to unsold homesites	(5,972)	(6,050)

Estimated development liability for sold land	$20,417	$20,468

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $592, $710 and $386 during 2009, 2008 and 2007, respectively, associated with these obligations. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.
NOTE G – VARIABLE INTEREST ENTITIES
     ASC 810, Consolidation (“ASC 810’), requires a variable interest entity (“VIE”) to be consolidated in the financial statements of a company if that company is the primary beneficiary of the VIE. Under ASC 810, the primary beneficiary of a VIE is the entity which absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement. We analyze these entities in accordance with ASC 810 when they are entered into or upon a reconsideration event.
     Consolidation of Variable Interest Entities
     During 2009, Avatar entered into two separate agreements with unrelated third parties providing for the formation of two separate limited liability companies (“LLCs”). We subsequently sold developed, partially-developed and undeveloped land to each of the newly formed companies for a combination of cash and purchase money notes. We acquired a minority ownership interest in each of the LLCs and participate in the management of each of the LLCs. Avatar also entered into land option contracts with these newly formed LLCs. Under such land option contracts, we paid a specified option deposit in consideration for the right, but not the obligation, to purchase developed lots in the future at predetermined prices.
     In accordance with ASC 810, we determined that these entities qualify as variable interest entities (“VIEs”) which requires consolidation by the entity determined to be the primary beneficiary. The primary beneficiary is the entity determined to absorb the majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. As a result of our analyses, Avatar holds a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs. As of December 31, 2009, our consolidated balance sheets include $4,386 in land and other inventories and $1,161 in property and equipment from these LLC’s.

NOTE G – VARIABLE INTEREST ENTITIES — continued
     Unconsolidated Variable Interest Entities
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. We analyze these entities in accordance with ASC 810 when they are entered into or upon a reconsideration event. For entities determined to be VIEs, we are not the primary beneficiary if we do not absorb a majority of the VIEs’ expected losses or receive a majority of the VIEs’ expected residual returns. All of such entities in which we had an equity interest at December 31, 2009 and 2008 are accounted for under the equity method.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.
     During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $42 and $1,626 to its unconsolidated entities in 2009 and 2008, respectively.
     As of December 31, 2009, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.
     The following are the consolidated condensed balance sheets of our unconsolidated entities as of December 31, 2009 and 2008:

	December 31
	2009	2008
Assets:
Cash	$243	$645
Receivables	—	1,500
Land and other inventory	11,573	10,686
Other assets	25	—

Total assets	$11,841	$12,831

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$893	$731
Notes and interest payable to Avatar	3,724	3,669
Partners’ Capital of:
Avatar	1,597	2,121
Equity partner	5,627	6,310

Total liabilities and partners’ capital	$11,841	$12,831

     The following are the consolidated condensed statements of operations of our unconsolidated entities for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Revenues	$41	$2,041	$262
Costs and expenses	607	17,571	392

Net loss from unconsolidated entities	($566)	($15,530)	($130)

Avatar’s share of loss from unconsolidated entities	($196)	($7,812)	($60)

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT
     Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2009	2008
Corporate:
4.50% Convertible Senior Notes, due 2024	$64,804	$78,880
Unamortized discounts	(1,794)	(3,930)

Net Carrying Amount	$63,010	$74,950

Equity Component	$13,737	$13,770

Real estate:
5.50% Term Bonds payable, due 2010	$111	$111
Amended Unsecured Credit Facility, due 2010	55,881	56,000

	$55,992	$56,111

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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008 and 2009, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008 and 2009. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658, including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 (which is included in Other Revenues in

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
the consolidated statements of operations for the year ended December 31, 2009). Following these repurchases, $64,804 principal amount of the 4.50% Notes remain outstanding.
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
     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of December 31, 2009, the remaining expected life over which the unamortized discount will be recognized is 1.25 years. We recognized $1,549, $2,665 and $1,136 in non-cash interest charges related to the amortization of the discount during the years ended December 31, 2009, 2008 and 2007, respectively.
Real Estate:
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. The outstanding balance as of December 31, 2009 and 2008 was $111.
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

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
     The Amended Unsecured Credit Facility includes a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility remained unchanged, as September 20, 2010. As of December 31, 2009, we had borrowings of approximately $55,881 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,535 of which $21,053 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit do not count against our availability for borrowing. Our borrowing rate under the Amended Unsecured Credit Facility was 2.73% as of December 31, 2009. Our availability is approximately $3,066 as of December 31, 2009.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders (“Second Restated Guaranty Agreement”). This agreement amended and restated the Restated Guaranty Agreement, dated as of October 21, 2005. Payments of all amounts due under the Amended Unsecured Credit Facility are guaranteed by Avatar Holdings Inc. pursuant to the Second Restated Guaranty Agreement.
     We are in preliminary discussions with the administrative agent for our unsecured credit facility regarding an extension. Should we reach an agreement on an extension it is expected to result in a reduction of our commitment to approximately $50,000 and higher costs for outstanding borrowings and letters of credit. Further, we anticipate that the facility will be converted to a secured facility and provide for a paydown of outstanding borrowings while we have cash exceeding a specified level. These discussions are in preliminary stages, and there can be no assurance that we will reach an agreement.
     On November 7, 2008, Franklin Bank SSB (“Franklin Bank”), one of the participating financial institutions in our amended unsecured credit facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. On January 13, 2010, we received notification from the FDIC that Franklin Bank is no longer a participant in our amended unsecured credit facility. Franklin Bank was a 20% participant.
     On July 23, 2009, Guaranty Bank, one of the participating financial institutions in our amended unsecured credit facility, announced that it no longer believed it could raise sufficient capital, therefore, it was not probable that they would be able to continue as a going concern. Guaranty Bank is a 25% or $25,000 participant in our amended unsecured credit facility. On August 21, 2009, BBVA Compass acquired the banking operations of Guaranty Bank from the FDIC. BBVA Compass acquired the assets and assumed the deposits and entered into a loss sharing arrangement with the FDIC that covers all of the acquired loans. BBVA Compass/Guaranty Bank continues to participate in our Amended Unsecured Credit Facility. The outstanding borrowings under our amended unsecured credit facility include participation from BBVA Compass/Guaranty Bank in the amount of approximately $17,877.
     Under the terms of the Amended Unsecured Credit Facility, we are required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth is increased quarterly by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There is no decrease when we have net losses.

NOTE H — NOTES, MORTGAGE NOTES AND OTHER DEBT — continued
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
     As of December 31, 2009, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     Maturities of notes, mortgage notes and other debt at December 31, 2009 are as follows:

	Corporate	Real Estate	Total
2010	$—	$55,992	$55,992
2011	—	—	—
2012	—	—	—
2013	—	—	—
2014	—	—	—
Thereafter	64,804	—	64,804	(1)
Less discount	(1,794)	—	(1,794)

	$63,010	$55,992	$119,002

(1)	Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes.
     The following table represents interest incurred, interest capitalized, and interest expense for 2009, 2008 and 2007:

	2009	2008	2007
Interest incurred	$7,191	$8,742	$10,222
Interest capitalized	(334)	(4,460)	(9,977)

Interest expense	$6,857	$4,282	$245

     We made interest payments of $5,035, $5,759 and $6,672 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE I – EMPLOYEE BENEFIT PLANS
     We have a defined contribution savings plan that covers substantially all employees. Under this savings plan, we contribute to the plan based upon specified percentages of employees’ voluntary contributions. Our contributions to the plan for the years ended December 31, 2009, 2008 and 2007 were $0, $154 and $230, respectively. Our Board of Directors determined to not effect a matching contribution during 2009.
NOTE J — LEASE COMMITMENTS
     We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2013. Rental expense for the years 2009, 2008 and 2007 was $1,390, $1,542 and $1,997, respectively. Minimum rental commitments under non-cancelable operating leases as of December 31, 2009 were as follows: 2010 — $952; 2011 — $894; 2012 — $790; 2013 — $775; 2014 — $720; thereafter -$0.
NOTE K — ACCRUED AND OTHER LIABILITIES
     Accrued and other liabilities are summarized as follows:

	December 31
	2009	2008
Property taxes and assessments	$1,205	$358
Interest	879	1,090
Accrued compensation	876	1,783
Contract retention	10	202
Warranty reserve	458	468
Other	1,865	4,776

	$5,293	$8,677

NOTE L – SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION
     The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the market value of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant. As of December 31, 2009, an aggregate of 642,896 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 166,175 options and stock units granted. There were 476,721 shares available for grant at December 31, 2009, including 107,229 shares, repurchased and reflected as treasury shares, upon vesting of employee restricted stock in order to satisfy tax withholding.
     During 2008, Avatar amended the performance conditioned restricted stock unit agreements, previously granted to certain employees, which converted into an equal number of shares of restricted common stock of Avatar. This modification resulted in $1,089 of share-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Each employee made an Internal Revenue Code Section 83(b) election (the “Section 83(b) election”) with respect to all the shares of restricted stock; Avatar agreed to vest 107,229 shares of restricted stock having a value approximately equal to the tax withholding amount required as a result of the Section 83(b) election, at the minimum statutory withholding rates applicable to the employee, and such shares were withheld by Avatar. Avatar then issued 187,671 shares of restricted stock during 2008. The terms, conditions and restrictions of the restricted stock, including the vesting and forfeiture provisions, under the amended agreements are otherwise substantially the same as those that were applicable under the restricted stock unit agreements except that each employee, as an owner of this restricted stock, generally has the rights of an Avatar common stockholder, including voting and dividend rights (except that dividends on unvested shares of restricted stock generally are forfeited unless such shares ultimately vest). During 2009, 59,676 shares vested. As of December 31, 2009, there are 127,995 shares of restricted stock that are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with ASC 718.
     Compensation expense related to the stock option and restricted stock unit awards for the years ended December 31, 2009, 2008 and 2007 was $2,035, $3,905 and $3,964, respectively, of which $0, $0 and $287, respectively, related to stock options and $2,035, $3,905 and $3,677, respectively, related to restricted stock units. The total income tax benefit recognized in the consolidated statements of operations for stock options and restricted stock units during the years ended December 31, 2009, 2008 and 2007 was $0, $1,500 and $1,522, respectively, of which $0, $0 and $110, respectively, related to stock options and $0, $1,500 and $1,412, respectively, related to restricted stock units.

NOTE L – SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     Cash received from stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $500 and $2,100, respectively. The additional tax benefit related to the exercise of stock options and restricted stock units during the years ended December 31, 2009, 2008 and 2007 was $0, $920 and $2,094, respectively, which is reflected as an increase to additional paid in capital.
     Under ASC 718, the fair value of awards of restricted stock and units which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. Under ASC 718, the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model (like a lattice model). Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.
     The significant weighted average assumptions used for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
Dividend yield	N/A	*	N/A	*	0%
Volatility rate	N/A	*	N/A	*	27.0%-27.3%
Risk-free interest rate	N/A	*	N/A	*	4.7%-5.0%
Expected life (years)	N/A	*	N/A	*	3
Weighted average fair value of units granted	$17.44		$35.54		$73.09

*	Not applicable since no stock options or restricted stock awards with specified hurdle price condition as discussed above were granted during 2009 and 2008.
     A summary of the status of the stock option activity for the years ended December 31, 2009, 2008 and 2007 is presented below:

	2009		2008		2007
		Weighted Average		Weighted Average
	Stock	Exercise	Stock	Exercise	Stock	Weighted Average
	Options	Price	Options	Price	Options	Exercise Price
Outstanding at beginning of year	136,102	$25.00	156,102	$25.00	240,102	$25.00
Exercised	—	$—	(20,000)	$25.00	(84,000)	$25.00
Forfeited	(26,102)	$25.00	—	$—	—	$—

Outstanding at end of period	110,000	$25.00	136,102	$25.00	156,102	$25.00

Exercisable at end of period	110,000	$25.00	136,102	$25.00	156,102	$25.00

     The weighted average remaining contractual life of stock options outstanding as of December 31, 2009 was 3.2 years. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $121 and $3,922, respectively.

NOTE L – SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION — continued
     A summary of the restricted stock and stock units activity for the year ended December 31, 2009 is presented below:

		Weighted
	Restricted	Average
	Stock and	Grant Date
	Stock Units	Fair Value
Outstanding at beginning of year	236,436	$32.63
Granted	5,880	$17.44
Exercised	(69,341)	$40.73
Forfeited	(700)	$57.13

Outstanding at end of year	172,275 (1)	$28.75

(1)	Includes 127,995 shares restricted stock issued that are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance.
     As of December 31, 2009, there was $920 of unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.1 years. As of December 31, 2009, there was no unrecognized compensation expense related to stock options.
     Under a deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of Avatar’s common stock on the due date of each payment. The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. Stock units of 3,049, 0 and 1,372 shares were distributed to non-management directors during the years ended December 31, 2009, 2008 and 2007, respectively. The outstanding balance of stock units as of December 31, 2009, 2008 and 2007 was 11,895, 9,429 and 4,617, respectively.
NOTE M — INCOME TAXES
     The components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Current
Federal	($34,248)	($21,503)	$3,663
State	—	—	612

Total current	(34,248)	(21,503)	4,275

Deferred
Federal	1,189	(9,392)	7,523
State	199	(1,570)	1,258

Total deferred	1,388	(10,962)	8,781

Total income tax expense (benefit)	($32,860)	($32,465)	$13,056

NOTE M — INCOME TAXES – continued
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income tax assets
Tax over book basis of land inventory	$12,586	$11,751
Unrecoverable land development costs	2,164	2,329
Executive incentive compensation	937	1,103
Net operating loss carryforward	5,416	2,089
Impairment charges	15,304	31,675
Other	923	1,526

Total deferred income tax assets	37,330	50,473
Valuation allowance for deferred tax assets	(10,419)	(19,567)

Net deferred income tax assets	26,911	30,906

Deferred income tax liability
Book over tax income recognized on sale of the Ocala Property	(24,355)	(24,355)
Tax over book on 4.50% Convertible Notes	(1,522)	(3,027)
Book over tax basis of depreciable assets	(762)	(689)
Restricted stock	(272)	—

	(26,911)	(28,071)

Net deferred income tax asset (liability)	$—	$2,835

     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain NOLs against earnings for up to five years. Due to this recently enacted federal tax legislation, Avatar intends to carry back and offset its 2009 NOL against earnings it generated in the five previous fiscal years. As a result, Avatar intents to file application for a federal tax refund of $34,248 which is reflected as an income tax receivable on our consolidated balance sheet as of December 31, 2009.
     In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the year ended December 31, 2008, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the year ended December 31, 2008. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the first nine months of 2009, we recognized an increase of $9,522 in the valuation allowance. However due to the new federal tax legislation as discussed above, we decreased the valuation allowance for the year ended December 31, 2009 by $9,148. As of December 31, 2009, our deferred tax asset valuation allowance was $10,419. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
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

NOTE M — INCOME TAXES – continued
     The exercise of restricted stock, restricted stock units and stock options during 2009, 2008 and 2007 generated additional income tax benefits of $0, $920 and $2,094, respectively, which is reflected as an increase to additional paid-in capital.
     A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Income tax (benefit) expense computed at statutory rate	($21,645)	($49,819)	$11,919
State income tax (benefit) expense, net of federal benefit	(2,093)	(4,820)	1,158
Tax exempt interest	—	—	(928)
Change in valuation allowance on deferred tax assets	(9,148)	19,567	—
Reduction of valuation allowance due to adoption of ASC 470-20	—	3,027	—
Other	26	(420)	907

Income tax (benefit) expense	($32,860)	($32,465)	$13,056

     During 2009 and 2008, we received income tax payment refunds of approximately $21,356 and $3,924, respectively, related to taxable losses generated during fiscal 2008 and over payment of 2007 taxes, respectively. During 2007, we made income tax payments of $22,850.
NOTE N – COMMITMENTS AND CONTINGENCIES
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $334 and $1,600 which have been accrued in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial position or results of operations.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2009, we had outstanding performance bonds of approximately $3,011. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
NOTE O — OTHER MATTERS
     At our communities of Solivita and Solivita West, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of stormwater management facilities, drainage works, irrigation facilities, and water and wastewater utilities. The bonds were issued by the Poinciana Community Development District and Poinciana West Community Development District (the “CDDs”), independent special-purpose units of county government, established and operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita and Solivita West, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDDs’ ability to meet bond servicing obligations. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record and pay the assessments on parcels owned by Avatar when such assessments are fixed and determinable. The assessments are not a liability of Avatar or any other landowner within the CDDs but are obligations secured by the land. For the developable and developed parcels Avatar owns within the CDDs, Avatar pays the assessments until such parcels are sold. After a sale by Avatar, Avatar no longer pays the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

NOTE P — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
     In accordance with ASC 280, Segment Reporting (“ASC 280”), our current real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of primary residential communities; and the sale of commercial, industrial or other land. In accordance with ASC 280, our homebuilding operations in Arizona and our title insurance agency do not qualify as separate reportable segments and are included in “Primary Residential” and “Other Operations”, respectively.
     The following tables summarize our information for reportable segments for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Revenues:
Segment revenues
Primary residential	$26,968	$38,217	$158,642
Active adult communities	32,604	42,491	92,180
Commercial and industrial and other land sales	8,825	20,165	27,476
Other operations	995	1,537	3,215

	69,392	102,410	281,513
Unallocated revenues
Interest income	657	2,453	8,144
Gain on repurchase of 4.50% Notes	1,783	5,286	416
Other	1,669	217	1,759

Total revenues	$73,501	$110,366	$291,832

Operating income (loss):
Segment operating income (loss)
Primary residential	($8,103)	($43,133)	$21,081
Active adult communities	(5,613)	(6,725)	13,262
Commercial and industrial and other land sales	(316)	(10,154)	21,870
Other operations	211	7	634

	(13,821)	(60,005)	56,847
Unallocated income (expenses)
Interest income	657	2,453	8,144
Gain on repurchase of 4.50% Notes	1,783	5,286	416
Equity loss from unconsolidated entities	(196)	(7,812)	(60)
General and administrative expenses	(19,694)	(22,388)	(25,387)
Interest expense	(6,857)	(4,282)	(245)
Other real estate expenses	(3,688)	(8,424)	(5,662)
Impairment of the Poinciana Parkway	(8,108)	(30,228)	—
Impairment of land developed or held for future development	(11,919)	(16,941)	—

Income (loss) before income taxes	($61,843)	($142,341)	$34,053

NOTE P — FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS – continued

	December 31
	2009	2008
Assets:
Segment assets
Primary residential	$96,965	$178,284
Active adult communities	118,883	134,462
Commercial and industrial and other land sales	11,568	9,827
Poinciana Parkway	8,482	16,168
Unallocated assets	358,821	256,071

Total assets	$594,719	$594,812

(a)	Our businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)	Our homebuilding operations in Arizona and our title insurance agency do not qualify as separate reportable segments and are included in “Primary Residential” and “Other Operations”, respectively.

(e)	The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2009 and 2008, respectively: cash, cash equivalents and restricted cash of $215,514 and $171,299; land inventories of $92,370 and $47,984 (a majority of which is bulk land); property and equipment of $2,188 and $433; investment in and notes from unconsolidated entities of $5,321 and $5,790; receivables of $41,492 and $24,165; deferred income tax assets of $0 and $2,835 and prepaid expenses and other assets of $1,936 and $3,565. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280.

(f)	There is no interest expense from primary residential, active adult communities, and commercial, industrial and other land sales included in segment operating income/(loss) for 2009, 2008 and 2007.

(g)	Included in segment operating profit/(loss) for 2009 is depreciation expense of $859, $2,301 and $302 from primary residential, active adult communities and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2008 is depreciation expense of $1,476, $2,315 and $29 from primary residential, active adult communities and unallocated corporate/other, respectively. Included in segment operating income/(loss) for 2007 is depreciation expense of $1,270, $2,113 and $44 from primary residential, active adult communities, and unallocated corporate/other, respectively.

(h)	During fiscal year 2009, impairment losses of approximately $1,449 and $371 reduced the carrying value of the assets of primary residential and active adult communities, respectively. In addition, impairment losses of approximately $8,108 and approximately $11,919 reduce the carrying values of Poinciana Parkway and land developed or held for future development (which is currently not allocated to a reportable segment), respectively. During fiscal year 2008, impairment losses of approximately $34,332 and $625 reduced the carrying value of the assets of primary residential and active adult communities, respectively. In addition, impairment losses of approximately $30,228 and approximately $16,941 reduce the carrying values of Poinciana Parkway and land developed or held for future development (which is currently not allocated to a reportable segment), respectively.

(i)	Goodwill of $1,684 was determined to be impaired and written-off during 2008.

NOTE Q — FAIR VALUE DISCLOSURES
     Effective January 1, 2008, we adopted FASB ASC 820, Fair Value Measurements and Disclosures – Overall (“ASC 820”) for our assets and liabilities measured at fair value on a recurring basis. ASC 820-10 provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. On January 1, 2009, we adopted ASC 820-10 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption in 2009 did not have a significant impact on our financial statements.
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
     The accounting standards require that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1: Fair value determined based on quoted market prices in active markets for identical assets and liabilities.

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

NOTE Q — FAIR VALUE DISCLOSURES — continued
     Avatar’s assets measured at fair value as of December 31, 2009 and losses for the year ended December 31, 2009 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at
Non-financial Assets	Hierarchy	December 31, 2009	Losses
Homes completed or under construction	Level 2	$25,195	$1,820
Poinciana Parkway	Level 3	$8,482	$8,108
     In accordance with ASC 360-10, homes completed or under construction that were impaired with a carrying amount of $27,015 were written down to their fair value of $25,195, resulting in impairment charges of $1,820 for the year ended December 31, 2009.
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
     The carrying amounts and fair values of our financial instruments at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$217,132	$217,132	$175,396	$175,396
Restricted cash	$699	$699	$1,614	$1,614
Receivables, net	$6,656	$6,656	$3,144	$3,144
Income tax receivable	$35,018	$35,018	$21,503	$21,503
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$63,010	$61,969	$74,950	$59,752
Real estate:
5.50% Term Bonds payable	$111	$105	$111	$100
Amended Unsecured Credit Facility	$55,881	$54,750	$56,000	$53,195
     In estimating the fair value of financial instruments, we used the following methods and assumptions:
Cash and cash equivalents and Restricted cash: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and restricted cash approximates their fair value.
Receivables, net and Income tax receivable: The carrying amount reported in the consolidated balance sheets for receivables, net and income tax receivable approximates their fair value.
4.50% Notes: At December 31, 2009 and 2008, the fair value of the 4.50% Notes is estimated, based on quoted or estimated market prices.
Real Estate Notes Payable: The fair values of the Amended Unsecured Credit Facility and 5.50% term bonds payable as of December 31, 2009 and 2008 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

NOTE R — QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized quarterly financial data for 2009 and 2008 is as follows:

		2009 Quarter
	First	Second	Third	Fourth
Net revenues	$15,347	$19,355	$18,252	$20,547
Expenses	24,709	29,046	27,613	53,780
Equity earnings (losses) from unconsolidated entities	(62)	(86)	(67)	19

Loss before income taxes	(9,424)	(9,777)	(9,428)	(33,214)
Income tax benefit	830	—	617	31,413

Net income (loss)	($8,594)	($9,777)	($8,811)	($1,801)

Earnings (Loss) per share:
Basic and Diluted	($0.99)	($1.13)	($1.01)	($0.16)

		2008 Quarter
	First	Second	Third	Fourth
Net revenues	$30,532	$24,930	$22,359	$32,545
Expenses	(31,878)	(35,735)	(58,879)	(118,403)
Equity losses from unconsolidated entities	(49)	(413)	(89)	(7,261)

Income before income taxes	(1,395)	(11,218)	(36,609)	(93,119)
Income tax expense	523	4,297	14,484	13,161

Net loss	($872)	($6,921)	($22,125)	($79,958)

Earnings (Loss) per share:
Basic and Diluted	($0.10)	($0.81)	($2.59)	($9.33)

1.	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

2.	During the fourth quarter of 2009, our impairment evaluation resulted in impairment charges of $19,839, which included $260 in impairment charges for homes completed or under construction, $11,919 in impairment charges for land developed and/or held for future development and $7,660 for the Poinciana Parkway.

3.	During the fourth quarter of 2009, we decreased the deferred tax valuation allowance by $18,670 due to new federal tax legislation, which results in our ability to carry back 2009 NOLs to prior years.

4.	During the fourth quarter of 2008, our impairment evaluation resulted in impairment charges of $51,898, which included $5,168 in impairment charges for homes completed or under construction and $46,730 in impairment charges for land developed and/or held for future development.

5.	During the fourth quarter of 2008, we entered into two transactions with unaffiliated third parties providing for the formation of LLCs. We subsequently sold developed and partially-developed land to each of the LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. These transactions generated aggregate sales proceeds to Avatar of approximately $7,847 on assets with an aggregate book value of approximately $29,334. We invested approximately $1,626 to acquire equity interests in these LLCs.

6.	During the fourth quarter of 2008, an entity in which we own a 50% interest, sold all of its real estate assets. This sale generated a pre-tax loss of approximately $7,100 to Avatar.

7.	During the fourth quarter of 2008, we recorded a deferred tax asset valuation allowance of $22,594 because we are now in a cumulative loss position over the evaluation period in accordance with authoritative accounting guidance.

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
     During the quarter ended December 31, 2009, we implemented a new accounting system that included a new general ledger system and other financial information systems. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended December 31, 2009, except for the described systems implementation, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.
     See Item 8. “Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm”, as they relate to internal control over financial reporting, incorporated herein by reference.
Item 9B. Other Information
     None.

PART III
     Item 10. Directors, Executive Officers and Corporate Governance
A.	Identification of Directors

The information called for in this Item is incorporated by reference to Avatar’s 2010 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010.

B.	Identification of Executive Officers

For information with respect to the executive officers of Avatar, see “Executive Officers of the Registrant” at the end of Part I of this report.

C.	Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated by reference to Avatar’s 2010 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010.

D.	Code of Ethics

The information required by this Item is incorporated by reference to Avatar’s 2010 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010.
     Item 11. Executive Compensation
     The information called for by this Item is incorporated by reference to Avatar’s 2010 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this Item is incorporated by reference to Avatar’s 2010 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010.
     Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information called for by this Item is incorporated by reference to Avatar’s 2010 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010.
     Item 14. Principal Accountant Fees and Services
     The information called for by this Item is incorporated by reference to Avatar’s 2010 definitive proxy statement to be filed with the Securities and Exchange Commission on or before April 30, 2010.

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
     Exhibits:

3.1	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3.2	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4.1	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

10.1	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.2	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.3	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10.4	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10.5	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.6	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.7	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.8	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.9	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.10	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.11	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.12	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.13	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.14	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.15	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.16	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10.17	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.18	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-Kdated May 24, 2005 (File No. 0-7616), and incorporated herein by reference)

10.19	*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.20	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.21	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.22	*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.23	*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.24	*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.25	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.26	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.27	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.28	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.29	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.30	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.31	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.32	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.33	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.34	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.35	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.36	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.37	*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.38	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.39	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.40	*1	Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009 (File No. 0-7616), and incorporated by reference).

10.41	*	Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10.42	*1	Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.43	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.44	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.3 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.45	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.4 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.46	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.47	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.48	*1	Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.49	*1	Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.50	*1	Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.51	*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.52	*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.53	*1	Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10.54	*1	Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.55	*	Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.56	*	Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. (“Guarantor”) in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.57	*1	Restricted Stock Unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.58	*1	Restricted Stock Unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.59	*1	Restricted Stock Unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference)

10.60	*1	Director Compensation (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2009 (File No. 0-7616), and incorporated herein by reference)

10.61	*	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.62	*	Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.63	*	Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.64	*	First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

10.65	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.66	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.2 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.67	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.3 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.68	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.4 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.69	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.70	*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.71	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.7 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.72	*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.8 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.73	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.9 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.74	*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.10 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.75	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.11 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.76	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.12 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.77	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition: $80.86) (filed as Exhibit 10.13 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.78	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $84.71) (filed as Exhibit 10.14 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Item 15. Exhibits and Financial Statements Schedules — continued

10.79	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $88.56) (filed as Exhibit 10.15 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.80	*1	Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.97 to Form 10-K for the year ended December 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.81	*1	Compensation of certain named executive officers (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, (File No. 0-7616), and incorporated herein by reference).

10.82	*	First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2009, by and among Avatar Properties Inc. (“Borrower”), Avatar Holdings Inc., (“Guarantor”), the several lenders from time to time parties thereto (“Lenders”), and Wachovia Bank, National Association (“Agent” and “Lender”) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2009 (File No. 0-7616), and incorporated herein by reference).

10.83	*	Underwriting Agreement, dated September 23, 2009, between Avatar Holdings Inc., Avatar Properties Inc., Frenchman’s Yacht Club Developers, LLC and Barclays Capital Inc., (filed as Exhibit 1.1 to Form 8-K dated September 23, 2009 (File No. 0-7616), and incorporated herein by reference).

10.84	1	First Amendment to Amended and Restated Employment Agreement, between Avatar Holdings Inc. and Patricia Kimball Fletcher, dated October 26, 2009 (filed herewith).

10.85	1	Separation and Release Agreement, between Avatar Properties Inc., and Jonathan Fels, dated December 29, 2009 (filed herewith).

21		Subsidiaries of Registrant (filed herewith).

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at					Balance at
	Beginning	Charged to Costs		Deduction/		End of
	of Period	and Expenses		(Addition)		Period
Year ended December 31, 2009:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$23	$—		$(1	)(1)	$22
Allowance for doubtful accounts	747	499	(2)	(54	)(3)	1,192
Valuation allowance for deferred tax assets	19,567	(9,148	)(4)	—		10,419

Total	$20,337	$(8,649)		$(55)		$11,633

Year ended December 31, 2008:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$28	$22	(2)	($27	)(1)	$23
Allowance for doubtful accounts	312	435	(2)	—		747
Valuation allowance for deferred tax assets	—	19,567	(4)	—		19,567

Total	$340	$20,024		($27)		$20,337

Year ended December 31, 2007:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$69	$9	(1)	$(50	)(1)	$28
Allowance for doubtful accounts	287	25	(2)	—		312

Total	$356	$34		($50)		$340

(1)	(Credit) charge to operations as an (increase) decrease to revenues.

(2)	Charge to operations as an increase to real estate expenses.

(3)	Uncollectible accounts written off.

(4)	In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the year ended December 31, 2008, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the year ended December 31, 2008. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the first nine months of 2009, we recognized an increase of $9,522 in the valuation allowance. However due to the new federal tax legislation as discussed above, we decreased the valuation allowance for the year ended December 31, 2009 by $9,148. As of December 31, 2009, our deferred tax asset valuation allowance was $10,419. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.
Dated: March 16, 2010	By:	/s/ Randy L. Kotler
Randy L. Kotler, Executive
Vice President, Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 16, 2010	By:	/s/ Gerald D. Kelfer
Gerald D. Kelfer, Director, President,
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2010	By:	/s/ Randy L. Kotler
Randy L. Kotler, Executive
Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Dated: March 16, 2010	By:	/s/ Michael P. Rama
Michael P. Rama, Controller and Chief
Accounting Officer (Principal Accounting Officer)

Dated: March 16, 2010	By:	/s/ Joshua Nash
Joshua Nash, Director and Chairman of the Board

Dated: March 16, 2010	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated: March 16, 2010	By:	/s/ Milton Dresner
Milton Dresner, Director

Dated: March 16, 2010	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated: March 16, 2010	By:	/s/ Kenneth T. Rosen
Kenneth T. Rosen, Director

Dated: March 16, 2010	By:	/s/ Joel M. Simon
Joel M. Simon, Director

Dated: March 16, 2010	By:	/s/ Beth A. Stewart
Beth A. Stewart, Director

Exhibit Index

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

3.1	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3.2	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3	*	Amended and Restated By-laws as of March 5, 2004 (filed as Exhibit 3(d) to Form 10-K for the year ended December 31, 2003 (File No. 0-7616), and incorporated herein by reference).

4.1	*	Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

10.1	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10(p) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.2	* 1	Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.3	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10.4	*1	Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10.5	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10.6	*1	Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.7	*1	Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.8	*1	Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.9	*1	Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.10	*1	Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.11	*1	Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.12	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.13	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.13 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.14	*1	Nonqualified Stock Option Agreement, dated as of March 13, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.15	*1	Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.16	*1	Restricted Stock Unit Agreement, dated as of July 22, 2004, between Avatar Holdings Inc. and Juanita Kerrigan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004 (File No. 0-7616), and incorporated herein by reference).

10.17	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.18	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.19	*1	Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.20	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.21	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.22	*1	Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.23	*1	Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.24	*1	Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.25	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.11 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.26	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.27	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.15 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.28	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.16 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.29	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.17 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.30	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.18 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.31	*1	Letter Agreement, dated as of May 20, 2005, among Avatar Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.32	*1	Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.33	*1	2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.34	*1	Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.35	*1	Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.36	*1	Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.37	*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.38	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.39	*1	First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.40	*1	Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009 dated August 10, 2009 (File No. 0-7616), and incorporated by reference).

10.41		Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10.42	*1	Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.43	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.44	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.3 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.45	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.4 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

Exhibit Index — continued

10.46	*1	Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.47	*1	Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.48	*1	Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.49	*1	Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.50	*1	Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.51	*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.52	*	Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.53	*1	Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10.54	*1	Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.55		Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.56		Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. (“Guarantor”) in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.57	*1	Restricted Stock Unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.58	*1	Restricted Stock Unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.59	*1	Restricted Stock Unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.60	*1	Director Compensation (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2009 (File No. 0-7616), and incorporated herein by reference).

10.61		First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.62		Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.63		Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.64		First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

10.65	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.66	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.2 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.67	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.3 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.68	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.4 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.69	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.70	*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.71	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Jonathan Fels (filed as Exhibit 10.7 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.72	*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Jonathan Fels (filed as Exhibit 10.8 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.73	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.9 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.74	*1	Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.10 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.75	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.11 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.76	*1	Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.12 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.77	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition: $80.86) (filed as Exhibit 10.13 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.78	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $84.71) (filed as Exhibit 10.14 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.79	*1	Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $88.56) (filed as Exhibit 10.15 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.80	*1	Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.97 to form 10-K for the year ended December 31, 2008, dated March 16, 2009 (File No. 0-7616), and incorporated herein by reference).

10.81	*1	Compensation of certain named executive officers (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, dated May 11, 2009, (File No. 0-7616), and incorporated herein by reference).

Exhibit Index — continued

10.82	*	First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2009, by and among Avatar Properties Inc. (“Borrower”), Avatar Holdings Inc., (“Guarantor”), the several lenders from time to time parties thereto (“Lenders”), and Wachovia Bank, National Association (“Agent” and “Lender”) (field as Exhibit 10.1 to Form 8-K dated May 26, 2009 (File No. 0-7616), and incorporated herein by reference).

10.83	*	Underwriting Agreement, dated September 23, 2009, between Avatar Holdings, Inc., Avatar Properties Inc., Frenchman’s Yacht Club Developers, LLC and Barclays Capital Inc., (filed as Exhibit 1.1 to Form 8-K dated September 23, 2009 (File No. 0-7616), and incorporated herein by reference).

10.84	1	First Amendment to Amended and Restated Employment Agreement, between Avatar Holdings Inc. and Patricia Kimball Fletcher, dated October 26, 2009 (filed herewith).

10.85	1	Separation and Release Agreement, between Avatar Properties Inc., and Jonathan Fels, dated December 29, 2009 (filed herewith).

21		Subsidiaries of Registrant (filed herewith).

23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2		Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).