Form 10-Q
period 2010-03-31
AVATAR HOLDINGS INC
filed 2010-05-10
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(305) 442-7000
(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
11,355,451 shares of Avatar’s common stock ($1.00 par value) were outstanding as of April 30, 2010.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$213,233	$217,132
Restricted cash	1,019	699
Receivables, net	6,800	6,656
Income tax receivable	35,018	35,018
Land and other inventories	260,903	264,236
Property and equipment, net	47,255	48,010
Poinciana Parkway	8,452	8,482
Investment in and notes receivable from unconsolidated entities	5,263	5,321
Prepaid expenses and other assets	8,495	9,165

Total Assets	$586,438	$594,719

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$1,389	$2,014
Accrued and other liabilities	7,006	5,293
Customer deposits and deferred revenues	3,243	2,874
Estimated development liability for sold land	20,347	20,417
Notes, mortgage notes and other debt:
Corporate	63,369	63,010
Real estate	55,953	55,992

Total Liabilities	151,307	149,600

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 14,013,912 shares at March 31, 2010 and December 31, 2009	14,014	14,014
Additional paid-in capital	286,377	286,096
Retained earnings	212,792	222,928

	513,183	523,038

Treasury stock: at cost, 2,658,461 shares at March 31, 2010 and December 31, 2009	(78,937)	(78,937)

Total Avatar stockholders’ equity	434,246	444,101
Non-controlling interest	885	1,018

Total Equity	435,131	445,119

Total Liabilities and Stockholders’ Equity	$586,438	$594,719

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2009
(Unaudited)
(Dollars in thousands except per-share amounts)

	Three Months
	2010	2009
Revenues
Real estate revenues	$9,442	$13,751
Interest income	122	199
Other	59	1,397

Total revenues	9,623	15,347

Expenses
Real estate expenses	13,875	17,457
Impairment charges	168	748
General and administrative expenses	4,083	4,667
Interest expense	1,676	1,837

Total expenses	19,802	24,709

Equity losses from unconsolidated entities	(90)	(62)

Loss before income taxes	(10,269)	(9,424)
Income tax benefit	—	830

Net loss (including net loss attributable to non-controlling interests)	(10,269)	(8,594)

Less: Net loss attributable to non-controlling interests	(133)	—

Net loss attributable to Avatar	($10,136)	($8,594)

Basic and Diluted Loss Per Share	($0.90)	($0.99)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2010 and 2009
(Dollars in Thousands)

	2010	2009
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	($10,269)	($8,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,230	1,386
Amortization of stock-based compensation	281	475
Impairment of land and other inventories	168	430
Impairment of the Poinciana Parkway	—	318
Gain from repurchase of 4.50% Notes	—	(1,365)
Return of earnings from an unconsolidated entity	(32)	(57)
Equity losses from unconsolidated entities	90	62
Deferred income taxes	—	(830)
Changes in operating assets and liabilities:
Restricted cash	(320)	503
Receivables, net	(144)	(609)
Land and other inventories	3,189	3,950
Prepaid expenses and other assets	670	1,104
Accounts payable and accrued and other liabilities	898	310
Customer deposits and deferred revenues	369	83

NET CASH USED IN OPERATING ACTIVITIES	(3,870)	(2,834)

INVESTING ACTIVITIES
Investment in property and equipment	(20)	(77)
Return from (investment in) Poinciana Parkway	30	(7)
Investment in unconsolidated entities	—	(23)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10	(107)

FINANCING ACTIVITIES
Principal payments of real estate borrowings	(39)	(25)

NET CASH USED IN FINANCING ACTIVITIES	(39)	(25)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,899)	(2,966)
Cash and cash equivalents at beginning of period	217,132	175,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$213,233	$172,430

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010
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
     The consolidated balance sheets as of March 31, 2010 and December 31, 2009, and the related consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
     The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Due to Avatar’s normal operating cycle being in excess of one year, we present unclassified balance sheets.
     The consolidated balance sheet as of December 31, 2009 was derived from audited consolidated financial statements included in our 2009 Annual Report on Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2009 audited consolidated financial statements included in our 2009 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.
Reclassifications
     Certain 2009 financial statement items have been reclassified to conform to the 2010 presentation.
Cash and Cash Equivalents
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $385 and $330 as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
Income Tax Receivable
     Income tax receivable consists of tax refunds we expect to receive within one year. As of March 31, 2010 and December 31, 2009, there was $35,018 of income tax receivables of which $32,933 was received during April 2010.

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
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the three months ended March 31, 2010 and 2009, our impairment assessment resulted in impairment charges of $168 and $430, respectively, for homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges as of March 31, 2010. As of March 31, 2010, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.
     Other than at our recently acquired community of Seasons at Tradition, we have experienced difficulty in selling homes at a profit, which has caused us to reduce prices to monetize our inventory. During 2009 and the first quarter of 2010, most of our sales contracts were signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead, other than Seasons at Tradition. During the quarter ended March 31, 2010, at Seasons at Tradition, we entered into 28 sales contracts representing an aggregate dollar value of approximately $4,377. Closings of homes at Seasons at Tradition commenced during April 2010.
     In our impairment analysis of Land and Other Inventories, we utilize various assumptions including estimates of contribution margins. Contribution margins are defined as house sales prices less direct production costs (including the lot cost) as well as closing costs and commissions. The following significant trends were utilized in the evaluation of our Land and Other Inventories for impairment:

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Land and Other Inventories — continued
•	The average price on sales closed from primary residential homebuilding operations has decreased approximately 8% from $213 during the first quarter 2009 to $197 during the first quarter of 2010. Our average sales price on sales contracts entered into during the first quarter of 2010 was $179 compared to $178 during the first quarter of 2009. Additionally, the average contribution margin on closings from primary residential homebuilding operations has declined from approximately 8% during the first quarter of 2009 to approximately (5%) during the first quarter of 2010.

•	The average price on sales closed from active adult homebuilding operations has decreased approximately 26% from $256 during the first quarter of 2009 to $190 during the first quarter of 2010. Our average sales price on sales contracts entered into during the first quarter of 2010 increased approximately 12% to $211 from $188 during the first quarter of 2009. Additionally, the average contribution margin on closings from active adult homebuilding operations has declined from approximately 19% during the first quarter of 2009 to approximately 4% during the first quarter of 2010.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the three months ended March 31, 2010 and 2009 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead not associated with specific communities.
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
     Declines in market values below those realized from our current sales prices and estimations could result in future impairment.
     Land and Other Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Land developed and in process of development	$136,210	$136,578
Land held for future development or sale	98,790	98,818
Homes completed or under construction	25,090	27,971
Other	813	869

	$260,903	$264,236

     During the three months ended March 31, 2010, we did not have sales of commercial, industrial and other land. During the three months ended March 31, 2009, pre-tax profits from sales of commercial, industrial and other land were $1,778 on revenues of $1,825. For the three months ended March 31, 2009, pre-tax profits from commercial and industrial land were $1,758 on aggregate revenues of $1,785. For the three months ended March 31, 2009, pre-tax profits from other land sales were $20 on aggregate revenues of $40.
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
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. For the three months ended March 31, 2010, no impairments existed for Property and Equipment.
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
     If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
     Osceola County and Avatar were unsuccessful in their attempt to obtain a federal grant for construction of the Parkway. Osceola County and Avatar are still attempting to obtain other federal funds for development of the Poinciana Parkway, including highway tax bill monies, a newly announced federal transportation grant and a federal loan. We cannot predict whether any federal funds will be available.

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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. Of that amount approximately $47,000 has been expended as of March 31, 2010. During fiscal years 2008 and 2009, we recorded cumulative impairment charges of $38,336 associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of March 31, 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the three months ended March 31, 2010. During the three months ended March 31, 2009, we recognized impairment losses of $318. In addition, non-capitalizable expenditures of $208 and $341 related to the Poinciana Parkway were expensed during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the carrying value of the Poinciana Parkway is $8,452.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, 2009 and the first quarter of 2010, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008, 2009 and the first quarter of 2010. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the three months ended March 31, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658, including accrued interest. As of March 31, 2010, $64,804 principal amount of the 4.50% Notes remain outstanding.
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
     Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20, Debt with Conversion Options — Cash Conversion (“ASC 470-20”) requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component.
     As of March 31, 2010 and December 31, 2009, the 4.50% Notes and the equity component associated with the 4.50% Notes were comprised of the following:

	March 31,	December 31,
	2010	2009
4.50% Notes
Principal amount	$64,804	$64,804
Unamortized discount	(1,435)	(1,794)

Net carrying amount	$63,369	$63,010

Equity Component, net of income tax benefit	$13,737	$13,737

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of March 31, 2010, the remaining expected life over which the unamortized discount will be recognized is 1.0 year. We recognized $359 and $485 in non-cash interest charges related to the amortization of the discount during the three months ended March 31, 2010 and 2009, respectively.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
     On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,035 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to secure the retirement of letters of credit outstanding under the credit facility. In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which has the effect of terminating all parties’ obligations under the credit facility, effective no later than May 17, 2010. As of May 4, 2010, we had unrestricted cash and cash equivalents of approximately $161,000 and restricted cash of $22,035 deposited as security for the letters of credit.
     As of March 31, 2010, the principal terms of the Amended Unsecured Credit Facility were as follows:
•	the amount of the facility was $100,000 (the facility was expandable up to $150,000, subject to certain conditions and lender approval);

•	financing for the Poinciana Parkway was permitted up to $140,000, subject to certain conditions;

•	certain covenants included: (i) the minimum adjusted EBITDA/Debt Service ratio (as defined) was 2.0, and provided for an alternative requirement of maintaining a maximum leverage ratio and minimum liquidity level if the minimum adjusted EBITDA/Debt Service ratio could not be maintained; (ii) the Leverage Ratio (as defined) was 1.75, and allowed us to net unrestricted cash in excess of $35,000 against outstanding debt in determining total liabilities; and (iii) we had no financial covenant as to the number of speculative homes and models if we maintained a Leverage Ratio (as defined) of 1.0 or less, however, if our Leverage Ratio exceeded 1.0, the number of speculative homes and models could not exceed 35% of unit closings for the trailing twelve month period; and

•	the pricing of the facility included: (i) the LIBOR Margin was a range of 2.0% to 2.75%, and depended on our EBITDA/Debt Service ratio, our rate on outstanding borrowings could have been increased up to an additional 50 basis points; (ii) our fee for outstanding letters of credit was 50 basis points below our LIBOR Margin; and (iii) our unused fee was a range of 25 basis points to 50 basis points, depending on our usage.
     On November 7, 2008, Franklin Bank SSB (“Franklin Bank”), one of the participating financial institutions in our amended unsecured credit facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. On January 13, 2010, we received notification from the FDIC that Franklin Bank is no longer a participant in our amended unsecured credit facility. Franklin Bank was a 20% participant thus the principal amount of the Amended Unsecured Credit Facility is reduced to $80,000.
     The Amended Unsecured Credit Facility included a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility was September 20, 2010. As of March 31, 2010, we had borrowings of approximately $55,842 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,351, of which $20,869 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit did not count against our availability for borrowing. Our borrowing rate under the Amended Unsecured Credit Facility was 2.75% as of March 31, 2010. Our availability was approximately $3,289 as of March 31, 2010.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders (“Second Restated Guaranty Agreement”). This agreement amended and restated the Restated Guaranty Agreement, dated as of October 21, 2005. Payments of all amounts due under the Amended Unsecured Credit Facility were guaranteed by Avatar Holdings Inc. pursuant to the Second Restated Guaranty Agreement.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued
     Under the terms of the Amended Unsecured Credit Facility, we were required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth was increased quarterly by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There was no decrease when we had net losses.
     Financial covenant ratios required under the Amended Unsecured Credit Facility consisted of maintaining at the end of each fiscal quarter a Leverage Ratio (as defined) of not more than 1.75 to 1, 1.50 to 1, 1.25 to 1, or 1.00 to 1; an Adjusted EBITDA/Debt Service Ratio (as defined) that was equal to or greater than 2.00 to 1; and a Notes Coverage Ratio (as defined) that was greater than or equal to 2.00 to 1.
     If we did not meet the minimum required Adjusted EBITDA/Debt Service Ratio, we could alternatively comply by maintaining a reduced maximum Leverage Ratio and a minimum ACFFO (Adjusted Cash Flow from Operations, as defined) Ratio or Liquidity (as defined) requirement. The AFFCO Ratio requirement was greater than or equal to 1.50 to 1. If we did not meet the minimum required Adjusted EBITDA/Debt Service Ratio and ACFFO Ratio requirement, we could alternatively comply with a minimum Liquidity requirement of $50,000 (of which $25,000 is cash) when the EBITDA/Debt Service Ratio was greater than or equal to 1.00 to 1 and the Leverage Ratio was less than or equal to 1.25 to 1 or we could alternatively comply with a minimum Liquidity requirement of $75,000 (of which $35,000 is cash) when the EBITDA/Debt Service Ratio was less than 1.00 to 1 and the Leverage Ratio was less than or equal to 1.00 to 1.
     The Amended Unsecured Credit Facility also contained limitations on investments relating to real estate related joint ventures; and restrictions on raw land, land under development and developed lots. Investments relating to real estate related joint ventures could not exceed 25% of Tangible Net Worth (as defined). The net book value of raw land, land under development and developed lots could not exceed 150% of Tangible Net Worth.
     As of March 31, 2010, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2010 and 2009:

	2010	2009
Interest incurred	$1,691	$1,973
Interest capitalized	(15)	(136)

Interest expense	$1,676	$1,837

     We made interest payments of $395 and $461 during the three months ended March 31, 2010 and 2009, respectively.

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
     During the three months ended March 31, 2010 and 2009 changes in the warranty reserve consisted of the following:

	Three Months
	2010	2009
Accrued warranty reserve, beginning of period	$458	$468
Estimated warranty expense	83	95
Amounts charged against warranty reserve	(144)	(142)

Accrued warranty reserve, end of period	$397	$421

Loss Per Share
     We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of zero shares of our common stock for both the three months ended March 31, 2010 and 2009. In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.
     The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009

Numerator:
Basic and diluted loss per share — net loss	($10,136)	($8,594)

Denominator:
Basic and diluted weighted average shares outstanding	11,240,760	8,652,740

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Repurchase of Common Stock
     On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of March 31, 2010, the remaining authorization is $18,304.
Non-controlling Interest
     Avatar has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity. At March 31, 2010 and December 31, 2009, non-controlling interest was $885 and $1,018, respectively. The decrease in non-controlling interest of $133 is a result of the losses generated from these LLCs.
Comprehensive Loss
     Net loss and comprehensive loss are the same for the three months ended March 31, 2010 and 2009.
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
     As of March 31, 2010, an aggregate of 642,896 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 167,798 options and stock units granted. There were 475,098 shares available for grant at March 31, 2010.
     Compensation expense related to the stock option and restricted stock unit awards during the three months ended March 31, 2010 and 2009 was $264 and $455, respectively, all of which relates to restricted stock units. No restricted stock units awards or stock options were granted during the three months ended March 31, 2010 and 2009.
     As of March 31, 2010, there was $656 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of one year.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Income Taxes
     Income tax receivable as of March 31, 2010 and December 31, 2009 consists of $35,018 in income tax refunds of which $32,933 was received during April 2010.
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
     In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2010 we recognized an increase of $3,882 in the valuation allowance. As of March 31, 2010, our deferred tax asset valuation allowance was $14,301. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
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
Fair Value Disclosures
     FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     FASB ASC 820-10-65, Fair Value Measurements and Disclosures — Overall — Transition and Open Effective Date Information provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10, Fair Value Measurements and Disclosures — Overall. This topic provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed; is applicable to all assets and liabilities (i.e. financial and nonfinancial); and requires enhanced disclosures.
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
     Avatar’s assets measured at fair value as of March 31, 2010 and losses for the three months ended March 31, 2010 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at
Non-financial Assets	Hierarchy	March 31, 2010	Losses
Homes completed or under construction	Level 2	$8,057	$168
     In accordance with ASC 360-10, homes completed or under construction that were impaired were written down to their fair value of $8,057 resulting in impairment charges of $168 for the three months ended March 31, 2010.
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
     The carrying amounts and fair values of our financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$213,233	$213,233	$217,132	$217,132
Restricted cash	$1,019	$1,019	$699	$699
Receivables, net	$6,800	$6,800	$6,656	$6,656
Income tax receivable	$35,018	$35,018	$35,018	$35,018
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$63,369	$63,832	$63,010	$61,969
Real estate:
5.50% Term Bonds payable	$111	$107	$111	$105
Amended Unsecured Credit Facility	$55,842	$55,080	$55,881	$54,750

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
4.50% Notes: At March 31, 2010 and December 31, 2009, the fair value of the 4.50% Notes is estimated, based on quoted or estimated market prices.
Real Estate Notes Payable: The fair values of the Amended Unsecured Credit Facility and 5.50% term bonds payable as of March 31, 2010 and December 31, 2009 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.
Variable Interest Entities
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
     Consolidation of Variable Interest Entities
     During 2009, we entered into two separate agreements with unrelated third parties providing for the formation of two separate limited liability companies (“LLCs”). We subsequently sold developed, partially-developed and undeveloped land to each of the newly formed companies for a combination of cash and purchase money notes. We acquired a minority ownership interest in each of the LLCs and participate in the management of each of the LLCs. We also entered into land option contracts with these newly formed LLCs. Under such land option contracts, we paid a specified option deposit in consideration for the right, but not the obligation, to purchase developed lots in the future at predetermined prices.
     In accordance with ASC 810, we determined that these entities qualify as “VIEs” which require consolidation by the entity determined to be the primary beneficiary. The primary beneficiary is the entity determined to absorb the majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs. As of March 31, 2010, our consolidated balance sheets include $3,440 in land and other inventories and $1,158 in property and equipment from these LLC’s.
     Avatar and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.
     As of March 31, 2010, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Variable Interest Entities — continued
     Unconsolidated Variable Interest Entities
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. We analyze these entities in accordance with ASC 810 when they are entered into or upon a reconsideration event. For entities determined to be VIEs, we are not the primary beneficiary if we do not absorb a majority of the VIEs’ expected losses or receive a majority of the VIEs’ expected residual returns. All of such entities in which we had an equity interest at March 31, 2010 and December 31, 2009 are accounted for under the equity method.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.
     During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $33 and $57 to its unconsolidated entities during the three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.
     The following are the consolidated condensed balance sheets of our unconsolidated entities as of March 31, 2010 and December 31, 2009:

	March 31	December 31
	2010	2009
Assets:
Cash	$187	$243
Land and other inventory	11,573	11,573
Other assets	17	25

Total assets	$11,777	$11,841

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,069	$893
Notes and interest payable to Avatar	3,724	3,724
Partners’ Capital of:
Avatar	1,539	1,597
Equity partner	5,445	5,627

Total liabilities and partners’ capital	$11,777	$11,841

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Variable Interest Entities — continued
     The following are the consolidated condensed statements of operations of our unconsolidated entities for the three months ended March 31, 2010 and 2009:

	2010	2009
Revenues	$—	$15
Costs and expenses	304	171

Net loss from unconsolidated entities	($304)	($156)

Avatar’s share of loss from unconsolidated entities	($90)	($62)

Recently Issued Accounting Pronouncements
     In June 2009, the FASB issued ASC 810. This guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We adopted this standard on January 1, 2010, which did not have an impact on our consolidated financial position, results of operations or cash flows.
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	March 31,	December 31,
	2010	2009
Gross estimated unexpended costs	$26,256	$26,389
Less costs relating to unsold homesites	(5,909)	(5,972)

Estimated development liability for sold land	$20,347	$20,417

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of approximately $0 and $545 during the three months ended March 31, 2010 and 2009, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $395 and $334, which have been accrued in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2010, we had outstanding performance bonds of approximately $3,011. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Revenues:
Segment revenues
Primary residential	$4,622	$5,536
Active adult communities	4,678	6,198
Commercial and industrial and other land sales	—	1,825
Other operations	191	228

	9,491	13,787

Unallocated revenues
Interest income	122	199
Other	10	1,361

Total revenues	$9,623	$15,347

Operating income (loss):
Segment operating income (loss)
Primary residential	($1,642)	($1,898)
Active adult communities	(2,013)	(1,432)
Commercial and industrial and other land sales	(37)	1,778
Other operations	(9)	11

	(3,701)	(1,541)

Unallocated income (expenses)
Interest income	122	199
Gain on repurchase of 4.50% Notes	—	1,365
Equity loss from unconsolidated entities	(90)	(62)
Net loss attributable to non-controlling interests	133	—
General and administrative expenses	(4,083)	(4,667)
Interest expense	(1,676)	(1,837)
Other real estate expenses	(841)	(2,563)
Impairment of the Poinciana Parkway	—	(318)

Loss before income taxes	($10,136)	($9,424)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.
     In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to Avatar Holdings Inc.’s 2009 Annual Report on Form 10-K.
     Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. At least 80% of active adult homes are intended for occupancy by at least one person 55 years or older.
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
     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as the development and construction of housing on scattered lots. However, due to the significant deterioration in the economy and the residential real estate business, we have focused on maintaining the integrity of our balance sheet through preservation of capital, sustaining liquidity and reduction of overhead. Our development activities have been minimal as we work through the negative impacts on the homebuilding industry. We continue to evaluate the economic feasibility of other real estate activities or unrelated businesses. While our homebuilding operations are at a low level, our business remains capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits and working capital, as well as potential new acquisition and development opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
EXECUTIVE SUMMARY — continued
     We remain focused on maintaining sufficient liquidity. It is our intention to continue to monetize our inventory of unsold homes in anticipation of introducing new homes and models. We expect that these new products will include smaller and less amenitized houses to enable us to sell homes at lower price points as the market recovers. In the areas in which our developments are located, we believe that for the foreseeable future there may be more demand for smaller and less amenitized homes than in prior years.
     We are currently in the preliminary planning and permitting phase for new products at Bellalago and Solivita in Central Florida and at Estancias del Corazon in Arizona.
     On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community known as Seasons at Tradition in St. Lucie County, Florida. As of March 31, 2010, our investment was approximately $7,800. As of April 30, 2010, we have entered into sales contracts on 37 homes with an aggregate sales price of approximately $5,934. Closings of homes commenced during April 2010.
     We continue to focus on acquiring real estate or real estate related assets as the fallout from the deleveraging of the economy continues to adversely affect real estate values. We have evaluated a substantial number of residential real estate properties in Florida and Arizona that we believe could represent attractive opportunities to acquire real estate, or debt secured by real estate.
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
Land Inventory
     Our assets consist primarily of real estate in the states of Florida and Arizona. As of March 31, 2010, we own more than 16,000 acres and have a minority ownership interest through limited liability companies (“LLCs”) in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property. Avatar is required to consolidate these LLCs in accordance with authoritative accounting guidance. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.
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
EXECUTIVE SUMMARY — continued
Land Inventory — continued
     The following is a breakdown of our land holdings (not including our housing inventory) as of March 31, 2010 (dollars in thousands):

		Estimated Planned Lots/Units (1)
Acquisition	Contract		Partially			Book
Date	Date	Developed	Developed	Raw (2)	Total	Value
Residential
Osceola County, Florida
Pre-1980		200	—	2,200	2,400	$5,199
1999-2001		500	700	—	1,200	45,135
2003	2002-2003	—	—	1,000	1,000	7,880
2004	2002-2003	—	—	1,400	1,400	19,307
2006	2002-2003	—	—	1,600	1,600	19,256

Total Osceola County		700	700	6,200	7,600	96,777

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	19,852
2003	2002-2003	900	—	100	1,000	32,840
2004	2002-2003	—	—	2,500	2,500	19,966

Total Polk County		1,800	1,000	5,000	7,800	72,658

St. Lucie County, Florida
2009	2009	267	364	400	1,031	2,020

Hernando County, Florida
2004-2005	2003	—	5	—	5	30

Collier County, Florida
Pre-1980		50	—	—	50	191

Highlands County, Florida
Pre-1980		40	—	40	80	102

Santa Cruz County, (Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,117

Pima County, Arizona
2009	2009	86	—	—	86	3,725

Total Residential		3,543	2,369	15,340	21,252	$185,620

Consolidated LLCs (4)
Polk County, Florida
2005	2004	200	—	300	500	$1,774

Martin County, Florida
1981-1987		75	—	200	275	1,666

Total Consolidated LLCs		275	—	500	775	$3,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
EXECUTIVE SUMMARY — continued
Land Inventory — continued

Acquisition	Contract	Estimated	Book
Date	Date	Acres	Value
Commercial/Industrial/Institutional
Florida
Pre-1980		1,300	$7,105
2004 (3)	2004	300	14,787
2005 (3)	2004	400	15,758

Total Florida		2,000	37,650

Arizona
Pre-1980		200	267

Total Commercial/Industrial/Institutional		2,200	$37,917

Other
Preserves, wetlands, open space
Pre-1980		—	3,176
Other		—	4,847

Total Other		—	$8,023

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

(2)	We anticipate that with respect to our inventory of undeveloped land, new lots developed over the next several years are likely to be developed at greater density per acre than the density per acre we have undertaken over the past several years. We anticipate evolving market demand for smaller, less amenitized and/or more affordable homes. Accordingly, the number of lots we ultimately develop per acre from our inventory of raw land may exceed the units set forth in this schedule.

(3)	During the fourth quarter 2008, our plans for this property changed from developing it as single family housing to permitting as commercial/industrial/institutional land.

(4)	These landholdings were sold during 2009 to two newly formed LLCs in which we own a minority interest. These LLCs are consolidated for accounting purposes. As a result, the transactions did not qualify as sales for financial reporting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
EXECUTIVE SUMMARY — continued
     During the three months ended March 31, 2010, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale; the number of foreclosures, pending foreclosures and mortgage defaults; the availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience low traffic, significant discounts, low margins, and continued high delinquencies on homeowner association and club membership dues. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. During the three months ended March 31, 2010, we recorded impairment charges of $168 for housing communities relating to homes completed or under construction. We believe that housing market conditions will continue to be difficult during 2010. During 2009 and the first quarter of 2010, most of our sales contracts were signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead, other than Seasons at Tradition. During the quarter ended March 31, 2010, at Seasons at Tradition, we entered into 28 sales contracts representing an aggregate dollar value of approximately $4,377. Closings of homes at Seasons at Tradition commenced during April 2010.
     While the level and duration of the downturn currently cannot be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations during 2010. We anticipate that we will continue to generate operating losses during 2010. We believe that we have sufficient available cash to fund these losses for 2010.
     We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by 62% to 224 full-time and part-time employees (almost half of whom are support staff for amenity operations and maintenance) from 585 full-time and part-time employees.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders. We remain focused on maintaining sufficient liquidity. We continue to carefully manage our inventory levels through curtailing land development and monitoring home starts. Our strategy also includes the monetization of commercial and industrial land and other assets, and the possible sale of certain residential land to bring forward future cash flows that would otherwise constitute long-term developments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS
     The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2010 and 2009:

	Three Months
	2010	2009
Operating income (loss):
Primary residential
Revenues	$4,622	$5,536
Expenses	6,264	7,434

Segment operating loss	(1,642)	(1,898)

Active adult communities
Revenues	4,678	6,198
Expenses	6,691	7,630

Segment operating loss	(2,013)	(1,432)

Commercial and industrial and other land sales
Revenues	—	1,825
Expenses	37	47

Segment operating income (loss)	(37)	1,778

Other operations
Revenues	191	228
Expenses	200	217

Segment operating loss	(9)	11

Operating income (loss)	(3,701)	(1,541)

Unallocated income (expenses):
Interest income	122	199
Gain on repurchase of 4.50% Notes	—	1,365
Equity loss from unconsolidated entities	(90)	(62)
Net loss attributable to non-controlling interests	133	—
General and administrative expenses	(4,083)	(4,667)
Interest expense	(1,676)	(1,837)
Other real estate expenses	(841)	(2,563)
Impairment of the Poinciana Parkway	—	(318)

Loss before income taxes	(10,136)	(9,424)
Income tax benefit	—	830

Net loss	($10,136)	($8,594)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Data from closings for the primary residential and active adult homebuilding segments for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Number of		Average Price
For the three months ended March 31,	Units	Revenues	Per Unit
2010
Primary residential	20	$3,931	$197
Active adult communities	8	1,520	$190

Total	28	$5,451	$195

2009
Primary residential	22	$4,684	$213
Active adult communities	12	3,071	$256

Total	34	$7,755	$228

     Data from contracts signed for the primary residential and active adult homebuilding segments for the three months ended March 31, 2010 and 2009 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
For the three months ended March 31,	Signed	Cancellations	Cancellations	Dollar Value	Unit
2010
Primary residential	20	(4)	16	$2,865	$179
Active adult communities	47	(3)	44	9,289	$211

Total	67	(7)	60	$12,154	$203

2009
Primary residential	48	(9)	39	$6,951	$178
Active adult communities	23	(5)	18	3,387	$188

Total	71	(14)	57	$10,338	$181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Backlog for the primary residential and active adult homebuilding segments as of March 31, 2010 and 2009 is summarized as follows:

	Number of	Dollar	Average Price
As of March 31,	Units	Volume	Per Unit
2010
Primary residential	12	$2,157	$180
Active adult communities	45	10,015	$223

Total	57	$12,172	$214

2009
Primary residential	33	6,868	$208
Active adult communities	46	11,793	$256

Total	79	$18,661	$236

     The number of net housing contracts signed during the three months ended March 31, 2010 compared to the same period in 2009 increased 5.3% and the dollar value of housing contracts signed increased 17.6%, including 28 sales contracts representing an aggregate dollar value of approximately $4,377 in Seasons at Tradition. The low volume of housing contracts signed for the three months ended March 31, 2010 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and assets being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including Avatar. During the three months ended March 31, 2010, cancellations of previously signed contracts totaled 7 compared to 14 during the three months ended March 31, 2009. As a percentage of the gross number of contracts signed, this represents 10% and 20%, respectively.
     As of March 31, 2010, our inventory of unsold (speculative) homes, both completed and under construction, was 122 units compared to 144 units as of December 31, 2009. As of March 31, 2010, approximately 79% of unsold homes were completed compared to approximately 83% as of December 31, 2009.
     During the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the number of homes closed decreased by 17.6%, from 34 to 28, and the related revenues decreased by 29.7%, from $7,755 to $5,451. Our average sales price for homes closed during the three months ended March 31, 2010 declined to $195 compared to $228 for the three months ended March 31, 2009. We anticipate that we will close in excess of 80% of the homes in backlog as of March 31, 2010 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Net loss for the three months ended March 31, 2010 and 2009 was ($10,136) or ($0.90) per basic and diluted share and ($8,594) or ($0.99) per basic and diluted share, respectively. The increase in net loss for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to decreased pre-tax profits from commercial and industrial and other land sales as well as increased losses from our primary residential and active adult operations. In addition, the increase in pre-tax loss for the three months ended March 31, 2010 compared to the same period in 2009 was partially due to the pre-tax gain on the repurchase of the 4.50% Notes in 2009.
     Revenues from primary residential operations decreased $914, or 16.5%, for the three months ended March 31, 2010 compared to the same period in 2009. Expenses from primary residential operations decreased $1,170, or 15.7%, for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in revenues is primarily attributable to decreased closings and average sales prices in our primary residential homebuilding communities. The decrease in expenses is attributable to lower volume of closings. During the three months ended March 31, 2010 and 2009, we recorded impairment charges in our primary residential operations of approximately $168 and $373, respectively, from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the three months ended March 31, 2010 was $197 compared to $213 for the same period in 2009. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the three months ended March 31, 2010 was approximately (5%) compared to approximately 8% for the same period in 2009. Included in the results from primary residential operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     Revenues from active adult operations decreased $1,520, or 24.5%, for the three months ended March 31, 2010 compared to the same period in 2009. Expenses from active adult operations decreased $939, or 12.3%, for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in revenues is primarily attributable to decreased closings and average sales prices. The decrease in expenses is attributable to lower volume of closings partially offset by expenditures incurred during the first quarter of 2010 for the recently acquired Seasons at Tradition. The average sales price on closings from active adult homebuilding operations for the three months ended March 31, 2010 was $190 compared to $256 for the same period in 2009. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for the three months ended March 31, 2010 was approximately 4% compared to approximately 19% for the same period in 2009. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. During the three months ended March 31, 2010, we did not have sales of commercial, industrial and other land. During the three months ended March 31, 2009, pre-tax profits from sales of commercial, industrial and other land were $1,778 on revenues of $1,825.
     For the three months ended March 31, 2009, pre-tax profits from commercial and industrial land were $1,758 on aggregate revenues of $1,785. For the three months ended March 31, 2009, pre-tax profits from other land sales were $20 on aggregate revenues of $40.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
RESULTS OF OPERATIONS — continued
     Revenues from other operations decreased $37, or 16.2%, for the three months ended March 31, 2010 compared to the same period in 2009. Expenses from other operations decreased $17, or 7.8%, for the three months ended March 31, 2010 compared to the same period in 2009. The decreases in revenues and expenses are primarily attributable to decreased operating results from our title insurance agency operations due to lower volume of real estate transactions.
     Interest income decreased $77, or 38.7%, for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily attributable to decreased interest rates earned on our cash and cash equivalents during 2010 as compared to 2009.
     During the three months ended March 31, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain during the first quarter of 2009 of approximately $1,365, which is included in Other Revenues in the consolidated statements of operations for the three months ended March 31, 2009 including the write-off of approximately $63 of deferred finance costs.
     General and administrative expenses decreased $584, or 12.5%, for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily due to decreases in compensation expense, share-based compensation expense and professional fees.
     Interest expense decreased $161, or 8.8%, for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in interest expense is primarily attributable to the decrease in outstanding indebtedness during 2010 compared to 2009, as a result of our repurchase of 4.50% Notes.
     Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $1,722, or 67.2%, for the three months ended March 31, 2010 compared to the same period in 2009. The decrease is primarily attributable to the reduction in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the three months ended March 31, 2010 and 2009, we recognized charges of $0 and $545, respectively. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also contributing to the decrease in other real estate expenses for the three months ended March 31, 2010 and 2009 are non-capitalizable expenditures of $208 and $341, respectively, related to the Poinciana Parkway.
     The income tax benefit of $830 for the three months ended March 31, 2009 was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and is also reflected as a decrease in additional paid-in capital. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2010 we recognized an increase of $3,882 in the valuation allowance. As of March 31, 2010, our deferred tax asset valuation allowance was $14,301. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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
     With the deterioration in the residential land and housing values in Florida and Arizona, we are focused on maintaining sufficient liquidity. As of March 31, 2010, our cash and cash equivalents totaled $213,233. As of March 31, 2010, we had borrowings of $55,842 outstanding under the Amended Unsecured Credit Facility, and the principal amount of the 4.50% Notes outstanding was $64,804.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments.
     For the three months ended March 31, 2010, net cash used in operating activities amounted to $3,870, primarily to fund our operating losses. Net cash provided by investing activities amounted to $10 due to a refund received from previous expenditures of $30 on the Poinciana Parkway offset by expenditures of $20 for investments in property and equipment. Net cash used by financing activities of $39 was attributable to payment of principal under the Amended Unsecured Credit Facility.
     For the three months ended March 31, 2009, net cash used in operating activities amounted to $2,834, primarily to fund our operating losses. Net cash used in investing activities amounted to $107 as a result of expenditures of $77 for investments in property and equipment, expenditures of $7 on the Poinciana Parkway and investment in unconsolidated entities of $23. Net cash used by financing activities of $25 was attributable to payment of principal under the Amended Unsecured Credit Facility.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of March 31, 2010, the amount of our borrowings totaled $119,322 compared to our borrowings of $119,002 as of December 31, 2009. At March 31, 2010, our borrowings of $119,322 consisted of $63,369 carrying amount of the 4.50% Notes, $55,842 outstanding under the Amended Unsecured Credit Facility and $111 of 5.50% community development district term bond obligations due 2010.
     On March 30, 2004, we issued $120,000 aggregate principal amount of the 4.50% Notes in a private offering. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries.
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, 2009 and the first quarter of 2010, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008, 2009 and the first quarter of 2010. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the three months ended March 31, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658, including accrued interest. As of March 31, 2010, $64,804 principal amount of the 4.50% Notes remain outstanding.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20, Debt with Conversion Options — Cash Conversion (“ASC 470-20”), requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component.
     As of March 31, 2010 and December 31, 2009, the 4.50% Notes and the equity component associated with the 4.50% Notes were comprised of the following:

	March 31,	December 31,
	2010	2009
4.50% Notes
Principal amount	$64,804	$64,804
Unamortized discount	(1,435)	(1,794)

Net carrying amount	$63,369	$63,010

Equity Component, net of income tax benefit	$13,737	$13,737

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of March 31, 2010, the remaining expected life over which the unamortized discount will be recognized is 1.0 year. We recognized $359 and $485 in non-cash interest charges related to the amortization of the discount during the three months ended March 31, 2010 and 2009, respectively.
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
     On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,035 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to secure the retirement of letters of credit outstanding under the credit facility. In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which has the effect of terminating all parties’ obligations under the credit facility, effective no later than May 17, 2010. As of May 4, 2010, we had unrestricted cash and cash equivalents of approximately $161,000 and restricted cash of $22,035 deposited as security for the letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of March 31, 2010, the principal terms of the Amended Unsecured Credit Facility were as follows:
•	the amount of the facility was $100,000 (the facility was expandable up to $150,000, subject to certain conditions and lender approval);

•	financing for the Poinciana Parkway was permitted up to $140,000, subject to certain conditions;

•	certain covenants included: (i) the minimum adjusted EBITDA/Debt Service ratio (as defined) was 2.0, and provided for an alternative requirement of maintaining a maximum leverage ratio and minimum liquidity level if the minimum adjusted EBITDA/Debt Service ratio could not be maintained; (ii) the Leverage Ratio (as defined) was 1.75, and allowed us to net unrestricted cash in excess of $35,000 against outstanding debt in determining total liabilities; and (iii) we had no financial covenant as to the number of speculative homes and models if we maintained a Leverage Ratio (as defined) of 1.0 or less, however, if our Leverage Ratio exceeded 1.0, the number of speculative homes and models could not exceed 35% of unit closings for the trailing twelve month period; and

•	the pricing of the facility included: (i) the LIBOR Margin was a range of 2.0% to 2.75%, and depended on our EBITDA/Debt Service ratio, our rate on outstanding borrowings could have been increased up to an additional 50 basis points; (ii) our fee for outstanding letters of credit was 50 basis points below our LIBOR Margin; and (iii) our unused fee was a range of 25 basis points to 50 basis points, depending on our usage.
     On November 7, 2008, Franklin Bank SSB (“Franklin Bank”), one of the participating financial institutions in our amended unsecured credit facility, was closed by the Texas Department of Savings and Mortgage Lending and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. On January 13, 2010, we received notification from the FDIC that Franklin Bank is no longer a participant in our amended unsecured credit facility. Franklin Bank was a 20% participant thus the principal amount of the Amended Unsecured Credit Facility is reduced to $80,000.
     The Amended Unsecured Credit Facility included a $50,000 sublimit for the issuance of standby letters of credit. The maturity date of the Amended Unsecured Credit Facility was September 20, 2010. As of March 31, 2010, we had borrowings of approximately $55,842 outstanding under the Amended Unsecured Credit Facility and had letters of credit totaling $22,351 of which $20,869 were financial/maintenance letters of credit and $1,482 was a performance letter of credit. Under the Amended Unsecured Credit Facility, performance letters of credit did not count against our availability for borrowing. Our borrowing rate under the Amended Unsecured Credit Facility was 2.75% as of March 31, 2010. Our availability was approximately $3,289 as of March 31, 2010.
     Also on March 27, 2008, in connection with the Amended Unsecured Credit Facility, Avatar Holdings Inc., as guarantor, entered into a Second Restated Guaranty Agreement with Wachovia Bank, National Association (as administrative agent and lender), in favor of certain financial institutions as lenders (“Second Restated Guaranty Agreement”). This agreement amended and restated the Restated Guaranty Agreement, dated as of October 21, 2005. Payments of all amounts due under the Amended Unsecured Credit Facility were guaranteed by Avatar Holdings Inc. pursuant to the Second Restated Guaranty Agreement.
     Under the terms of the Amended Unsecured Credit Facility, we were required, among other things, to maintain a Minimum Tangible Net Worth (as defined) and certain financial covenant ratios. The Minimum Tangible Net Worth was increased quarterly by 25% of positive net income for the most recently ended fiscal quarter and 75% of the aggregate proceeds from any equity offerings during the most recently ended fiscal quarter. There was no decrease when we had net losses. As of March 31, 2010, our Minimum Tangible Net Worth requirement was $292,174.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Financial covenant ratios required under the Amended Unsecured Credit Facility consisted of maintaining at the end of each fiscal quarter a Leverage Ratio (as defined) of not more than 1.75 to 1, 1.50 to 1, 1.25 to 1, or 1.00 to 1; an Adjusted EBITDA/Debt Service Ratio (as defined) that was equal to or greater than 2.00 to 1; and a Notes Coverage Ratio (as defined) that was greater than or equal to 2.00 to 1.
     If we did not meet the minimum required Adjusted EBITDA/Debt Service Ratio, we could alternatively comply by maintaining a reduced maximum Leverage Ratio and a minimum ACFFO (Adjusted Cash Flow from Operations, as defined) Ratio or Liquidity (as defined) requirement. The AFFCO Ratio requirement was greater than or equal to 1.50 to 1. If we did not meet the minimum required Adjusted EBITDA/Debt Service Ratio and ACFFO Ratio requirement, we could alternatively comply with a minimum Liquidity requirement of $50,000 (of which $25,000 is cash) when the EBITDA/Debt Service Ratio was greater than or equal to 1.00 to 1 and the Leverage Ratio was less than or equal to 1.25 to 1 or we could alternatively comply with a minimum Liquidity requirement of $75,000 (of which $35,000 is cash) when the EBITDA/Debt Service Ratio was less than 1.00 to 1 and the Leverage Ratio was less than or equal to 1.00 to 1.
     The Amended Unsecured Credit Facility also contained limitations on investments relating to real estate related joint ventures; and restrictions on raw land, land under development and developed lots. Investments relating to real estate related joint ventures could not exceed 25% of Tangible Net Worth (as defined). The net book value of raw land, land under development and developed lots could not exceed 150% of Tangible Net Worth.
     As of March 31, 2010, we were in compliance with the covenants of the Amended Unsecured Credit Facility.
     The following summarizes certain financial covenant thresholds and our results pursuant to the Amended Unsecured Credit Facility as of March 31, 2010:

	Covenant
Financial Covenant	Requirement	Actual
Minimum Tangible Net Worth	$292,174	$435,131
Leverage Ratio (a)	Less than or equal to 1.00	(0.03)
EBITDA/Debt Service Ratio	(b)	(b)
AFFCO Ratio	(b)	(b)
Liquidity/Cash Requirements	$75,000/$35,000	$216,522/$213,233
Notes Coverage Ratio	Greater than or equal to 2.00	4.2
Investments in real estate related joint ventures (as a percent of Tangible Net Worth)	Less than or equal to 25%	1.2%
Book value of raw land, land under development and developed lots (as a percent of Tangible Net Worth)	Less than or equal to 150%	53%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
(a)	The Leverage Ratio requirement varies based on our Adjusted EBITDA/Debt Service Ratio. If our Adjusted EBITDA/Debt Service Ratio was greater than or equal to 2.00 to 1, the Leverage Ratio requirement was less than or equal to 1.75 to 1. If our Adjusted EBITDA/Debt Service Ratio was greater than or equal to 1.50 to 1, the Leverage Ratio requirement was less than or equal to 1.50 to 1. If our Adjusted EBITDA/Debt Service Ratio was greater than or equal to 1.00 to 1, the Leverage Ratio requirement was less than or equal to 1.25 to 1. If our Adjusted EBITDA/Debt Service Ratio was less than 1.00 to 1, the Leverage Ratio requirement was less than or equal to 1.00 to 1.

(b)	Our Adjusted EBITDA/Debt Service Ratio of negative 5.5 was less than 1.00 to 1 as of March 31, 2010. Our AFFCO Ratio of 3.2 was more than 1.50 to 1 as of March 31, 2010. We were required to maintain Liquidity of $75,000 of which $35,000 was cash and cash equivalents.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2010, we had outstanding performance bonds of approximately $3,011. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
     In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. As of March 31, 2010, we had $111 outstanding under these obligations.
     On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of March 31, 2010, the remaining authorization is $18,304.
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
     If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) — continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Osceola County and Avatar were unsuccessful in their attempt to obtain a federal grant for construction of the Parkway. Osceola County and Avatar are still attempting to obtain other federal funds for development of the Poinciana Parkway, including highway tax bill monies, a newly announced federal transportation grant and a federal loan. We cannot predict whether any federal funds will be available.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. Of that amount approximately $47,000 has been expended as of March 31, 2010. During fiscal years 2008 and 2009 we recorded cumulative impairment charges of $38,336, associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of March 31, 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the three months ended March 31, 2010. During the three months ended March 31, 2009, we recognized impairment losses of $318. In addition, non-capitalizable expenditures of $208 and $341 related to the Poinciana Parkway were expensed during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the carrying value of the Poinciana Parkway is $8,452.
     Assuming that no additional significant adverse changes in our business occur, we anticipate, the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2010.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2010 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2009, the FASB issued ASC 810, Consolidation (“ASC 810”). This guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We adopted this standard on January 1, 2010, which did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the three months ended March 31, 2010. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     For the three months ended March 31, 2010, Avatar repurchased shares as reflected in the following table:

Total Number
			of Shares	Maximum
			Purchased as	Amount That
			Part of a	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plan or	Plan or
Period	Purchased	Share	Program (1)	Program (1)
January 1, 2010 to January 31, 2010	—	—	—	$18,304
February 1, 2010 to February 28, 2010	—	—	—	$18,304
March 1, 2010 to March 31, 2010	—	—	—	$18,304

Total	—	—	—

(1)	On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of March 31, 2010, the remaining authorization is $18,304.
Item 5. Other Information (dollars in thousands)
     On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,035 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to secure the retirement of letters of credit outstanding under the credit facility. In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which has the effect of terminating all parties’ obligations under the credit facility, effective no later than May 17, 2010. As of May 4, 2010, we had unrestricted cash and cash equivalents of approximately $161,000 and restricted cash of $22,035 deposited as security for the letters of credit.
     On May 6, 2010, we entered into a First Amendment to Amended and Restated Employment Agreement (the “First Amendment”) with Randy Kotler, our Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer), which amends Mr. Kotler’s employment agreement dated as of December 22, 2008 (the “Employment Agreement”) by, among other things, extending the term of his employment and modifying the compensation and termination provisions of the Employment Agreement. In particular, the First Amendment (1) extends the term of Mr. Kotler’s employment from July 8, 2010 to December 31, 2010, (2) increases his annual base salary from $350 to $450 effective July 9, 2010, (3) eliminates the provision for payment of an annual bonus, (4) continues payment of an automobile allowance of $1 per month, and (5) provides that Mr. Kotler may terminate his employment by giving 90 days prior written notice of termination. Should Mr. Kotler be terminated Without Cause (as defined in the Employment Agreement filed as Exhibit 10.12 to Form 8-K filed with the Securities and Exchange Commission on December 30, 2008), he would continue to be compensated through December 31, 2010.

Item 6. Exhibits
10.1	First Amendment to Amended and Restated Employment Agreement, dated May 6, 2010, between Avatar Holdings Inc. and Randy Kotler (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: May 10, 2010	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 10, 2010	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
10.1	First Amendment to Amended and Restated Employment Agreement, dated May 6, 2010, between Avatar Holdings Inc. and Randy Kotler (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).