Form 10-Q
period 2010-06-30
AVATAR HOLDINGS INC
filed 2010-08-09
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
11,361,331 shares of Avatar’s common stock ($1.00 par value) were outstanding as of July 31, 2010.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$160,266	$217,132
Restricted cash	23,080	699
Receivables, net	6,841	6,656
Income tax receivable	1,391	35,018
Land and other inventories	263,594	264,236
Property and equipment, net	46,493	48,010
Poinciana Parkway	8,452	8,482
Investment in and notes receivable from unconsolidated entities	5,228	5,321
Prepaid expenses and other assets	8,913	9,165

Total Assets	$524,258	$594,719

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$1,401	$2,014
Accrued and other liabilities	6,228	5,293
Customer deposits and deferred revenues	2,895	2,874
Estimated development liability for sold land	20,347	20,417
Notes, mortgage notes and other debt:
Corporate	63,728	63,010
Real estate	111	55,992

Total Liabilities	94,710	149,600

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 14,019,792 shares at June 30, 2010 14,013,912 shares at December 31, 2009	14,020	14,014
Additional paid-in capital	286,670	286,096
Retained earnings	207,049	222,928

	507,739	523,038
Treasury stock: at cost, 2,658,461 shares at June 30, 2010 and December 31, 2009	(78,937)	(78,937)

Total Avatar stockholders’ equity	428,802	444,101
Non-controlling interest	746	1,018

Total Equity	429,548	445,119

Total Liabilities and Stockholders’ Equity	$524,258	$594,719

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the six and three months ended June 30, 2010 and 2009
(Unaudited)
(Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2010	2009	2010	2009
Revenues
Real estate revenues	$25,938	$32,012	$16,496	$18,261
Interest income	254	378	132	179
Other	733	2,312	674	915

Total revenues	26,925	34,702	17,302	19,355

Expenses
Real estate expenses	31,694	39,518	17,819	22,061
Impairment charges	168	1,676	—	928
General and administrative expenses	7,845	9,011	3,762	4,344
Interest expense	3,162	3,550	1,486	1,713

Total expenses	42,869	53,755	23,067	29,046

Equity losses from unconsolidated entities	(207)	(148)	(117)	(86)

Loss before income taxes	(16,151)	(19,201)	(5,882)	(9,777)
Income tax benefit	—	830	—	—

Net loss (including net loss attributable to non-controlling interests)	(16,151)	(18,371)	(5,882)	(9,777)

Less: Net loss attributable to non-controlling interests	(272)	—	(139)	—

Net loss attributable to Avatar	($15,879)	($18,371)	($5,743)	($9,777)

Basic and Diluted Loss Per Share	($1.41)	($2.12)	($0.51)	($1.13)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2010 and 2009
(Dollars in Thousands)

	2010	2009
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	($16,151)	($18,371)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,379	2,788
Amortization of stock-based compensation	580	980
Impairment of land and other inventories	168	1,228
Impairment of the Poinciana Parkway	—	448
Gain from repurchase of 4.50% Notes	—	(1,783)
Return of earnings from an unconsolidated entity	(32)	(95)
Equity losses from unconsolidated entities	207	148
Deferred income taxes	—	2,005
Changes in operating assets and liabilities:
Restricted cash	(22,381)	397
Receivables, net	(185)	(795)
Income tax receivable	33,627	18,522
Land and other inventories	446	13,977
Prepaid expenses and other assets	252	1,096
Accounts payable and accrued and other liabilities	184	(970)
Customer deposits and deferred revenues	21	(886)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(885)	18,689

INVESTING ACTIVITIES
Investment in property and equipment	(48)	(34)
Return from (investment in) Poinciana Parkway	30	(5)
Investment in unconsolidated entities	(82)	(23)

NET CASH USED IN INVESTING ACTIVITIES	(100)	(62)

FINANCING ACTIVITIES
Repurchase of 4.50% Notes	—	(11,627)
Principal payments of real estate borrowings	(55,881)	(97)

NET CASH USED IN FINANCING ACTIVITIES	(55,881)	(11,724)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,866)	6,903
Cash and cash equivalents at beginning of period	217,132	175,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,266	$182,299

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2010
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
     The consolidated balance sheets as of June 30, 2010 and December 31, 2009, and the related consolidated statements of operations for the six and three months ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
Cash and Cash Equivalents and Restricted Cash
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $0 and $330 as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
     Restricted cash includes deposits of $23,080 and $699 as of June 30, 2010 and December 31, 2009, respectively. The balance at June 30, 2010 comprised primarily of $22,035 on deposit with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to collateralize letters of credit outstanding under the credit facility, which was effectively terminated in May 2010. Additionally, within restricted cash we include housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $286 and $383 as of June 30, 2010 and December 31, 2009, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Income Tax Receivable
     Income tax receivable consists of tax refunds we expect to receive within one year. As of June 30, 2010 and December 31, 2009, there was $1,391 and $35,018, respectively, of income tax receivables. During the three months ended June 30, 2010 we received tax refunds of $33,627.
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
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the six and three months ended June 30, 2010, our impairment assessment resulted in impairment charges of $168 and $0, respectively, for homes completed or under construction. During the six and three months ended June 30, 2009, our impairment assessment resulted in impairment charges of $1,228 and $798, respectively, for homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges for the six and three months ended June 30, 2010. As of June 30, 2010, we had no land developed and/or held for future development or sale that had undiscounted cash flows within 25% of their carrying values.
     Other than at our recently acquired community of Seasons at Tradition, we have experienced difficulty in selling homes at a profit, which has caused us to reduce prices to monetize our speculative housing inventory. During 2009 and for the six months ended June 30, 2010, other than Seasons at Tradition, most of our sales contracts were signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the six months ended June 30, 2010, at Seasons at Tradition, we entered into 47 sales contracts representing an aggregate dollar value of approximately $7,516. Closings of homes at Seasons at Tradition commenced during April 2010. During the six and three months ended June 30, 2010, at Seasons at Tradition, we had 42 closings with an aggregate dollar value of approximately $6,766.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Land and Other Inventories – continued
     In our impairment analysis of Land and Other Inventories, we utilize various assumptions including estimates of contribution margins. Contribution margins are defined as house sales prices less direct production costs (including the lot cost) as well as closing costs and commissions. The following significant trends were utilized in the evaluation of our Land and Other Inventories for impairment.
     Primary Residential Communities.
The average price on sales closed from primary residential homebuilding operations during the six and three months ended June 30, 2010 increased from $183 and $164 during the six and three months ended June 30, 2009 to $203 and $212 during the comparable periods in 2010. Our average sales price on sales contracts entered into during the six and three months ended June 30, 2010 was $237 and $321, respectively, compared to $163 and $151 during the six and three months ended June 30, 2009, respectively. The increases in average sales price were due to changes in mix between our lower and higher price communities. The average contribution margin on closings from primary residential homebuilding operations was approximately 2% and 10% during the six and three months ended June 30, 2010, respectively, compared to approximately 5% and 0.1% during the six and three months ended June, 30, 2009.
     Active Adult Communities.

The average price on sales closed from active adult homebuilding operations during the six and three months ended June 30, 2010 decreased from $246 and $242 during the six and three months ended June 30, 2009 to $185 and $184 during the comparable periods in 2010. Our average sales price on sales contracts entered into during the six and three months ended June 30, 2010 was $203 and $189, respectively, compared to $203 and $220 during the six and three months ended June 30, 2009, respectively. The decreases in average sales prices for sales and closing were due to the lower sales prices at Seasons at Traditions compared to Solivita. Additionally, the average contribution margin on closings from active adult homebuilding operations was approximately 34% and 38% during the six and three months ended June 30, 2010, respectively, compared to approximately 17% and 16% during the six and three months ended June, 30, 2009. The increase in average contribution margins on closings from active adult homebuilding operations is attributable to the closings at Seasons at Tradition which generated higher margins as a result of our acquisition price. During the six and three months ended June 30, 2010, at Seasons at Tradition, we had 42 closings with an aggregate dollar value of approximately $6,766. As of June 30, 2010, we have 45 completed homes remaining to close.
     Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (primary residential, including scattered lots, and active adult) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the six months ended June 30, 2010 and 2009 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead not associated with specific communities.
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
Land and Other Inventories – continued
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
     Declines in market values below those realized from our current sales prices and estimations could result in future impairment.
     Land and Other Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Land developed and in process of development	$135,430	$136,578
Land held for future development or sale	105,028	98,818
Homes completed or under construction	22,294	27,971
Other	842	869

	$263,594	$264,236

     On June 1, 2010, we acquired approximately 1,064 residential lots in a community known as Tortosa in Maricopa, Arizona (approximately 35 miles southeast of Phoenix) for a purchase price of $5,683. On August 5, 2010, we acquired 368 residential lots in a planned development known as Turtle Creek located in St. Cloud (Osceola County), Florida for a purchase price of $7,000.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Land and Other Inventories – continued
     During the six and three months ended June 30, 2010, we realized pre-tax profits (losses) of ($27) and $10, respectively, on revenues of $23 from sales of commercial, industrial and other land. During the six and three months ended June 30, 2009, we realized pre-tax profits of $1,987 and $209, respectively, on revenues of $2,064 and $239, respectively, from sales of commercial, industrial and other land. For the six and three months ended June 30, 2009, pre-tax profits from sales of commercial and industrial land were $1,758 and $0, respectively, on aggregate revenues of $1,785 and $0, respectively. For the six and three months ended June 30, 2009, pre-tax profits from other land sales were $229 and $209, respectively, on aggregate revenues of $279 and $239, respectively.
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
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. For the six and three months ended June 30, 2010, no impairments existed for Property and Equipment.
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
     If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2011 as required by our agreements with Osceola County and Polk County, the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. If the construction of the Parkway is not funded and commenced by February 14, 2011, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Poinciana Parkway – continued
construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
     Osceola County and Avatar were unsuccessful in their attempt to obtain a federal grant for construction of the Parkway. Osceola County and Avatar are still attempting to obtain other federal funds for development of the Poinciana Parkway, including highway tax bill monies, a newly announced federal transportation grant and a federal loan. We cannot predict whether any federal funds will be available.For the Poinciana Parkway, indicators of impairment are general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as anticipated estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. Of that amount approximately $47,000 has been expended as of June 30, 2010. During fiscal years 2008 and 2009, we recorded cumulative impairment charges of $38,336 associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of June 30, 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the six months ended June 30, 2010. During the six and three months ended June 30, 2009, we recognized impairment losses of $448 and $130, respectively. In addition, non-capitalizable expenditures of $265 and $57 related to the Poinciana Parkway were expensed during the six and three months ended June 30, 2010, respectively, and $341 during the six months ended June 30, 2009. At June 30, 2010, the carrying value of the Poinciana Parkway is $8,452.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50%

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Notes, Mortgage Notes and Other Debt – continued
Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, 2009 and the six months ended June 30, 2010, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008, 2009 and during the six months ended June 30, 2010. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the six and three months ended March 31, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658, including accrued interest. As of June 30, 2010, $64,804 principal amount of the 4.50% Notes remain outstanding.
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
     Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20, Debt with Conversion Options – Cash Conversion (“ASC 470-20”) requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component.
     As of June 30, 2010 and December 31, 2009, the 4.50% Notes and the equity component associated with the 4.50% Notes were comprised of the following:

	June 30,	December 31,
	2010	2009
4.50% Notes
Principal amount	$64,804	$64,804
Unamortized discount	(1,076)	(1,794)

Net carrying amount	$63,728	$63,010

Equity Component, net of income tax benefit	$13,737	$13,737

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of June 30, 2010, the remaining expected life over which the unamortized discount will be recognized is less than 1 year. We recognized $718 and $359 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30,

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Notes, Mortgage Notes and Other Debt – continued
2010, respectively. We recognized $832 and $347 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2009, respectively.
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
     On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,035 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to collateralize letters of credit outstanding under the credit facility. In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which had the effect of terminating all parties’ obligations under the credit facility, effective as of May 17, 2010.
     The following table represents interest incurred, interest capitalized, and interest expense for the six and three months ended June 30, 2010 and 2009:

	Six Months		Three Months
	2010	2009	2010	2009
Interest incurred	$3,219	$3,809	$1,528	$1,836
Interest capitalized	(57)	(259)	(42)	(123)

Interest expense	$3,162	$3,550	$1,486	$1,713

     We made interest payments of $2,114 and $2,731 during the six months ended June 30, 2010 and 2009, respectively.
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
     During the six and three months ended June 30, 2010 and 2009 changes in the warranty reserve consisted of the following:

	Six Months		Three Months
	2010	2009	2010	2009
Accrued warranty reserve, beginning of period	$458	$468	$397	$421
Estimated warranty expense	257	337	174	242
Amounts charged against warranty reserve	(231)	(292)	(87)	(150)

Accrued warranty reserve, end of period	$484	$513	$484	$513

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Loss Per Share
     We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the six and three months ended June 30, 2010 and 2009 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 28,900 shares of our common stock for the six and three months ended June 30, 2010. The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 7,264 shares of our common stock for the six and three months ended June 30, 2009. In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.
     The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the six and three months ended June 30, 2010 and 2009:

	Six Months		Three Months
	2010	2009	2010	2009
Numerator:
Basic and diluted loss per share – net loss	($15,879)	($18,371)	($5,743)	($9,777)

Denominator:
Basic and diluted weighted average shares outstanding	11,245,520	8,654,284	11,250,226	8,655,811

Repurchase of Common Stock
     On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of June 30, 2010, the remaining authorization is $18,304.
Non-controlling Interest
     Avatar has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity. At June 30, 2010 and December 31, 2009, non-controlling interest was $746 and $1,018, respectively. The decrease in non-controlling interest of $272 is a result of the losses generated from these LLCs.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Comprehensive Loss
     Net loss and comprehensive loss are the same for the six and three months ended June 30, 2010 and 2009.
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
     As of June 30, 2010, an aggregate of 637,016 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 143,669 options and stock units granted. There were 493,347 shares available for grant at June 30, 2010.
     Compensation expense related to the stock option and restricted stock unit awards during the six months ended June 30, 2010 and 2009 was $528 and $921, respectively, all of which relates to restricted stock units. Compensation expense related to the stock option and restricted stock unit awards during the three months ended June 30, 2010 and 2009 was $264 and $466, respectively, all of which relates to restricted stock units. During the six months ended June 30, 2010, we granted 4,935 restricted stock units, which have a weighted average grant date fair value of $20.68 per share. During the six months ended June 30, 2009, we granted 5,880 restricted stock units, which have a weighted average grant date fair value of $17.44 per share.
     As of June 30, 2010, there was $495 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of less than one year.
Income Taxes
     Income tax receivable as of June 30, 2010 and December 31, 2009 consists of $1,391 and $35,018, respectively, in income tax refunds. During the three months ended June 30, 2010 we received tax refunds of $33,627.
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
     In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance as a result of increases in deferred tax assets from our net operating losses. During the six months ended June 30, 2010 we recognized an increase of $6,078 in the valuation allowance. As of June 30, 2010, our deferred tax asset valuation allowance was $16,497. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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
     FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10, Fair Value Measurements and Disclosures — Overall. This topic provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed; is applicable to all assets and liabilities (i.e. financial and nonfinancial); and requires enhanced disclosures.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued
Fair Value Disclosures – continued
     Avatar’s assets measured at fair value as of June 30, 2010 and losses for the quarter ended June 30, 2010 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at
Non-financial Assets	Hierarchy	June 30, 2010	Losses
Homes completed or under construction	Level 2	$1,493	$0
     The carrying amounts and fair values of our financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$160,266	$166,266	$217,132	$217,132
Restricted cash	$23,080	$23,080	$699	$699
Receivables, net	$6,841	$6,841	$6,656	$6,656
Income tax receivable	$1,391	$1,391	$35,018	$35,018
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$63,728	$63,994	$63,010	$61,969
Real estate:
5.50% Term Bonds payable	$111	$108	$111	$105
Amended Unsecured Credit Facility	$—	$—	$55,881	$54,750
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
4.50% Notes: At June 30, 2010 and December 31, 2009, the fair value of the 4.50% Notes is estimated, based on quoted or estimated market prices.
Real Estate Notes Payable: The fair values of the Amended Unsecured Credit Facility and 5.50% term bonds payable as of June 30, 2010 and December 31, 2009 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

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
     In accordance with ASC 810, we determined that these entities qualify as “VIEs” which require consolidation by the entity determined to be the primary beneficiary. The primary beneficiary is the entity determined to absorb the majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs. As of June 30, 2010, our consolidated balance sheets include $3,440 in land and other inventories and $1,130 in property and equipment from these LLC’s.
     Avatar and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.
     As of June 30, 2010, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Variable Interest Entities — continued
Unconsolidated Variable Interest Entities
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. We analyze these entities in accordance with ASC 810 when they are entered into or upon a reconsideration event. For entities determined to be VIEs, we are not the primary beneficiary if we do not absorb a majority of the VIEs’ expected losses or receive a majority of the VIEs’ expected residual returns. All of such entities in which we had an equity interest at June 30, 2010 and December 31, 2009 are accounted for under the equity method.
     Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.
     During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $115 and $126 to its unconsolidated entities during the six months ended June 30, 2010 and 2009, respectively.
     As of June 30, 2010, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.
     The following are the consolidated condensed balance sheets of our unconsolidated entities as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Assets:
Cash	$393	$243
Land and other inventory	11,574	11,573
Other assets	—	25

Total assets	$11,967	$11,841

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,275	$893
Notes and interest payable to Avatar	3,724	3,724
Partners’ Capital of:
Avatar	1,504	1,597
Equity partner	5,464	5,627

Total liabilities and partners’ capital	$11,967	$11,841

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Variable Interest Entities — continued
     The following are the consolidated condensed statements of operations of our unconsolidated entities for the six and three months ended June 30, 2010 and 2009:

	Six Months		Three Months
	2010	2009	2010	2009
Revenues	$5	$31	$5	$16
Costs and expenses	627	397	323	226

Net loss from unconsolidated entities	($622)	($366)	($318)	($210)

Avatar’s share of loss from unconsolidated entities	($207)	($148)	($117)	($86)

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
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	June 30,	December 31,
	2010	2009
Gross estimated unexpended costs	$26,254	$26,389
Less costs relating to unsold homesites	(5,907)	(5,972)

Estimated development liability for sold land	$20,347	$20,417

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. During the six and three months ended June 30, 2010 we did not record charges associated with these obligations. Charges of approximately $723 and $178 were recorded during the six and three months ended June 30, 2009, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) — continued
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $128 and $334, which have been accrued in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2010, we had outstanding performance bonds of approximately $3,009. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2010 and 2009:

	Six Months		Three Months
	2010	2009	2010	2009
Revenues:
Segment revenues
Primary residential	$8,315	$11,840	$3,693	$6,304
Active adult communities	17,053	17,676	12,375	11,478
Commercial and industrial and other land sales	23	2,064	23	239
Other operations	599	531	408	303

	25,990	32,111	16,499	18,324
Unallocated revenues
Interest income	254	378	132	179
Gain on repurchase of 4.50% Notes	—	1,783	—	418
Other	681	430	671	434

Total revenues	$26,925	$34,702	$17,302	$19,355

Operating income (loss):
Segment operating income (loss)
Primary residential	($2,503)	($4,259)	($861)	($2,361)
Active adult communities	(1,478)	(2,253)	535	(821)
Commercial and industrial and other land sales	(27)	1,987	10	209
Other operations	270	105	279	94

	(3,738)	(4,420)	(37)	(2,879)
Unallocated income (expenses)
Interest income	254	378	132	179
Gain on repurchase of 4.50% Notes	—	1,783	—	418
Equity loss from unconsolidated entities	(207)	(148)	(117)	(86)
Net loss attributable to non-controlling interests	272	—	139	—
General and administrative expenses	(7,845)	(9,011)	(3,762)	(4,344)
Interest expense	(3,162)	(3,550)	(1,486)	(1,713)
Other real estate expenses	(1,453)	(3,785)	(612)	(1,222)
Impairment of the Poinciana Parkway	—	(448)	—	(130)

Loss before income taxes	($15,879)	($19,201)	($5,743)	($9,777)

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
     Our primary business strategy continues to be the development of lifestyle communities, including active adult and primary residential communities, as well as the development and construction of housing on scattered lots. However, due to the significant deterioration in the economy and the residential real estate business, we have focused on maintaining the integrity of our balance sheet through preservation of capital, sustaining liquidity and reduction of overhead. Our development activities have been minimal as we work through the negative impacts on the homebuilding industry. We continue to evaluate the economic feasibility of other real estate activities or unrelated businesses. While our homebuilding operations are at a low level, our business remains capital intensive and requires or may require expenditures for replacement land for the Ocala sale, land and infrastructure development, housing construction, funding of operating deficits and working capital, as well as potential new acquisition and development opportunities.

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
     On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community known as Seasons at Tradition in St. Lucie County, Florida. As of June 30, 2010, we entered into 47 sales contracts representing an aggregate dollar value of approximately $7,516. During the six months ended June 30, 2010, at Seasons at Tradition, we had 42 closings with an aggregate dollar value of approximately $6,766. As of June 30, 2010, we have 45 completed homes remaining to close.
     On June 1, 2010, we acquired approximately 1,064 residential lots in a community known as Tortosa in Maricopa, Arizona (approximately 35 miles southeast of Phoenix) for a purchase price of $5,683. On August 5, 2010, we acquired 368 residential lots in a planned development known as Turtle Creek located in St. Cloud (Osceola County), Florida for a purchase price of $7,000. We continue to focus on acquiring real estate or real estate related assets as the fallout from the deleveraging of the economy continues to adversely affect real estate values.
Land Inventory
     Our assets consist primarily of real estate in the states of Florida and Arizona. As of June 30, 2010, we own more than 16,000 acres and have a minority ownership interest through limited liability companies (“LLCs”) in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property. Avatar is required to consolidate these LLCs in accordance with authoritative accounting guidance. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.
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
EXECUTIVE SUMMARY — continued
Land Inventory — continued
     The following is a breakdown of our esimated land holdings (not including our housing inventory) as of June 30, 2010 (dollars in thousands):

		Estimated Planned Lots/Units (1)
Acquisition Date	Contract Date	Developed	Partially Developed	Raw (2)	Total	Book Value

Residential
Osceola County, Florida
Pre-1980		200	—	2,200	2,400	$5,198
1999-2001		500	700	—	1,200	45,018
2003	2002-2003	—	—	1,000	1,000	7,880
2004	2002-2003	—	—	1,400	1,400	19,307
2006	2002-2003	—	—	1,600	1,600	19,281

Total Osceola County		700	700	6,200	7,600	96,684

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	20,914
2003	2002-2003	900	—	100	1,000	30,732
2004	2002-2003	—	—	2,500	2,500	19,966

Total Polk County		1,800	1,000	5,000	7,800	71,612

St. Lucie County, Florida
2009	2009	267	364	400	1,031	2,416

Hernando County, Florida
2004-2005	2003	—	5	—	5	30

Collier and Lee Counties, Florida
Pre-1980		50	—	—	50	187

Highlands County, Florida
Pre-1980		40	—	40	80	102

Santa Cruz County,(Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,446

Pinal County, Arizona
2010	2010	—	—	1,064	1,064	5,683

Pima County, Arizona
2009	2009	86	—	—	86	3,725

Total Residential		3,543	2,369	16,404	22,316	$190,885

Consolidated LLCs (4)
Polk County, Florida
2005	2004	200	—	300	500	$1,774
Martin County, Florida
1981-1987		75	—	200	275	1,666

Total Consolidated LLCs		275	—	500	775	$3,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
EXECUTIVE SUMMARY — continued
Land Inventory — continued

Acquisition	Contract	Estimated	Book
Date	Date	Acres	Value

Commercial/Industrial/Institutional
Florida
Pre-1980		1,300	$7,105
2004 (3)	2004	300	14,790
2005 (3)	2004	400	15,948

Total Florida		2,000	37,843

Arizona
Pre-1980		200	267

Total Commercial/Industrial/Institutional		2,200	$38,110

Other
Preserves, wetlands, open space
Pre-1980		—	3,176
Other		—	4,847

Total Other		—	$8,023

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

(2)	We anticipate that with respect to our inventory of undeveloped land, new lots developed over the next several years are likely to be developed at greater density per acre than the density per acre we have undertaken over the past several years. We anticipate evolving market demand for smaller, less amenitized and/or more affordable homes. Accordingly, the number of lots we ultimately develop per acre from our inventory of raw land may exceed the units set forth in this schedule.

(3)	During the fourth quarter 2008, our plans for this property changed from developing it as single family housing to permitting as commercial/industrial/institutional land.

(4)	These landholdings were sold during 2009 to two newly formed LLCs in which we own a minority interest. These LLCs are consolidated for accounting purposes. As a result, the transactions did not qualify as sales for financial reporting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
EXECUTIVE SUMMARY — continued
     For the six months ended June 30, 2010, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale; the number of foreclosures, pending foreclosures and mortgage defaults; the availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience low traffic, significant discounts, low margins, and continued high delinquencies on homeowner association and club membership dues. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. During the six and three months ended June 30, 2010, we recorded impairment charges of $168 and $0, respectively, for housing communities relating to homes completed or under construction. We believe that housing market conditions will continue to be difficult during 2010. During 2009 and the six months ended June 30, 2010, other than Seasons at Tradition, most of our sales contracts were signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead.
     While the level and duration of the downturn currently cannot be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations during 2010. We anticipate that we will continue to generate operating losses during 2010. We believe that we have sufficient available cash to fund these losses for 2010.
     We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we have reduced our headcount by 62% to 223 full-time and part-time employees (almost half of whom are support staff for amenity operations and maintenance) from 585 full-time and part-time employees.
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
     The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2010 and 2009:

	Six Months		Three Months
	2010	2009	2010	2009
Operating income (loss):
Primary residential
Revenues	$8,315	$11,840	$3,693	$6,304
Expenses	10,818	16,099	4,554	8,665

Segment operating loss	(2,503)	(4,259)	(861)	(2,361)

Active adult communities
Revenues	17,053	17,676	12,375	11,478
Expenses	18,531	19,929	11,840	12,299

Segment operating loss	(1,478)	(2,253)	535	(821)

Commercial and industrial and other land sales
Revenues	23	2,064	23	239
Expenses	50	77	13	30

Segment operating income	(27)	1,987	10	209

Other operations
Revenues	599	531	408	303
Expenses	329	426	129	209

Segment operating income (loss)	270	105	279	94

Operating income (loss)	(3,738)	(4,420)	(37)	(2,879)

Unallocated income (expenses):
Interest income	254	378	132	179
Gain on repurchase of 4.50% Notes	—	1,783	—	418
Equity loss from unconsolidated entities	(207)	(148)	(117)	(86)
Net loss attributable to non-controlling interests	272	—	139	—
General and administrative expenses	(7,845)	(9,011)	(3,762)	(4,344)
Interest expense	(3,162)	(3,550)	(1,486)	(1,713)
Other real estate expenses	(1,453)	(3,785)	(612)	(1,222)
Impairment of the Poinciana Parkway	—	(448)	—	(130)

Loss before income taxes	(15,879)	(19,201)	(5,743)	(9,777)
Income tax benefit	—	830	—	—

Net loss	($15,879)	($18,371)	($5,743)	($9,777)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     Data from closings for the primary residential and active adult homebuilding segments for the six and three months ended June 30, 2010 and 2009 is summarized as follows:

	Number of		Average Price
	Units	Revenues	Per Unit
For the six months ended June 30,
2010
Primary residential	35	$7,112	$203
Active adult communities	60	11,093	$185

Total	95	$18,205	$192

2009
Primary residential	56	$10,255	$183
Active adult communities	48	11,800	$246

Total	104	$22,055	$212

For the three months ended June 30,
2010
Primary residential	15	$3,181	$212
Active adult communities	52	9,573	$184

Total	67	$12,754	$190

2009
Primary residential	34	$5,571	$164
Active adult communities	36	8,728	$242

Total	70	$14,299	$204

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
     Data from contracts signed for the primary residential and active adult homebuilding segments for the six and three months ended June 30, 2010 and 2009 is summarized as follows:

	Gross Number		Contracts		Average
	of Contracts		Signed, Net of		Price Per
	Signed	Cancellations	Cancellations	Dollar Value	Unit
For the six months ended June 30,
2010
Primary residential	34	(7)	27	$6,392	$237
Active adult communities	78	(7)	71	14,393	$203

Total	112	(14)	98	$20,785	$212

2009
Primary residential	108	(19)	89	$14,506	$163
Active adult communities	41	(8)	33	6,690	$203

Total	149	(27)	122	$21,196	$174

For the three months ended June 30,
2010
Primary residential	14	(3)	11	$3,527	$321
Active adult communities	31	(4)	27	5,104	$189

Total	45	(7)	38	$8,631	$227

2009
Primary residential	60	(10)	50	$7,555	$151
Active adult communities	18	(3)	15	3,303	$220

Total	78	(13)	65	$10,858	$167

     Backlog for the primary residential and active adult homebuilding segments as of June 30, 2010 and 2009 is summarized as follows:

	Number of		Average Price
	Units	Dollar Volume	Per Unit
As of June 30,
2010
Primary residential	8	$2,502	$313
Active adult communities	20	5,546	$277

Total	28	$8,048	$287

2009
Primary residential	49	$8,853	$181
Active adult communities	25	6,367	$255

Total	74	$15,220	$206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
     The number of net housing contracts signed during the six months ended June 30, 2010 compared to the same period in 2009 decreased 20% and the dollar value of housing contracts signed decreased 2%, including 47 sales contracts representing an aggregate dollar value of approximately $7,516 in Seasons at Tradition. The low volume of housing contracts signed for the six and three months ended June 30, 2010 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including Avatar. During the six and three months ended June 30, 2010, cancellations of previously signed contracts totaled 14 and 7 compared to 27 and 13 during the six and three months ended June 30, 2009. As a percentage of the gross number of contracts signed, this represents 13% and 16% for the six and three months ended June 2010, respectively. As a percentage of the gross number of contracts signed, this represents 18% and 17% for the six and three months ended June 30, 2009, respectively.
     As of June 30, 2010, our inventory of unsold (speculative) homes, both completed and under construction, was 91 units compared to 144 units as of December 31, 2009. As of June 30, 2010, approximately 80% of unsold homes were completed compared to approximately 83% as of December 31, 2009.
     During the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the number of homes closed decreased by 9%, from 104 to 95, and the related revenues decreased by 18%, from $22,055 to $18,205. Our average sales price for homes closed during the six months ended June 30, 2010 declined to $192 compared to $212 for the six months ended June 30, 2009. We anticipate that we will close in excess of 80% of the homes in backlog as of June 30, 2010 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.
     Net loss for the six and three months ended June 30, 2010 was ($15,879) or ($1.41) per basic and diluted share and ($5,743) or ($0.51) per basic and diluted share, respectively, compared to net loss of ($18,371) or ($2.12) per basic and diluted share and ($9,777) or ($1.13) per basic and diluted share, respectively, for the comparable periods in 2009. The decrease in net losses for the six and three months ended June 30, 2010 compared to the same period in 2009 was primarily due to decreased pre-tax losses from our primary residential and active adult operations as well as decreased general and administrative expenses and other real estate expenses.
     Revenues from primary residential operations decreased $3,525 or 29.8% and $2,611 or 41.4%, respectively, for the six and three months ended June 30, 2010 compared to the same periods in 2009. Expenses from primary residential operations decreased $5,281 or 32.8% and $4,111 or 47.4%, respectively, for the six and three months ended June 30, 2010 compared to the same periods in 2009. The decrease in revenues is primarily attributable to decreased closings and average sales prices. The decrease in expenses is attributable to lower volume of closings. During the six and three months ended June 30, 2010, we recorded impairment charges in our primary residential operations of approximately $168 and $0, respectively, from homes completed or under construction. During the six and three months ended June 30, 2009, we recorded impairment charges in our primary residential operations of approximately $976 and $619, respectively, from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the six and three months ended June 30, 2010 was $203 and $212, respectively, compared to $183 and $164, respectively, for the same periods in 2009. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the six and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
RESULTS OF OPERATIONS — continued
three months ended June 30, 2010 was approximately 2% and 10%, respectively, compared to 5% and 0.1%, respectively, for the same periods in 2009. Included in the results from primary residential operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     Revenues from active adult operations decreased $623 or 3.5% and increased $897 or 7.8%, respectively, for the six and three months ended June 30, 2010 compared to the same periods in 2009. Expenses from active adult operations decreased $1,398 or 7.0% and $459 or 3.7%, respectively, for the six and three months ended June 30, 2010 compared to the same periods in 2009. The decrease in revenues for the six months ended June 30, 2010 is primarily attributable to decreases in closings and average sales prices from our Solivita homebuilding operations. Partially mitigating the decreases in revenues at Solivita was the commencement of closings during the three months ended June 30, 2010 at Seasons at Tradition. The closings of homes during the three months ended June 30, 2010 at Seasons at Tradition was the reason for the increase in active adult revenues during this period in 2010 compared to 2009. The decrease in expenses is attributable to lower cost product attributable to closings at Seasons at Tradition. The average sales price on closings from active adult homebuilding operations for the six and three months ended June 30, 2010 was $185 and $184, respectively, compared to $246 and $242, respectively, for the same periods in 2009. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for the six and three months ended June 30, 2010 was approximately 34% and 39%, respectively, compared to approximately 17% and 16%, respectively, for the same periods in 2009. The increases in average contribution margins is attributable to the closings from Seasons at Tradition as a result of our acquisition price. During the six and three months ended June 30, 2010, at Seasons at Tradition, we had 42 closings with an aggregate dollar value of approximately $6,766. As of June 30, 2010, we have 45 completed homes remaining to close. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. During the six and three months ended June 30, 2010, we realized pre-tax profits (losses) of ($27) and $10, respectively, on revenues of $23 from sales of commercial, industrial and other land.
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
     Revenues from other operations increased $68 or 12.8% and $105 or 34.7%, for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009. Expenses from other operations decreased $97 or 22.8% and $80 or 38.3% for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009. The increases in revenues are primarily attributable to increased operating results from our title insurance agency operations due to an increased volume of real estate transactions.
     Interest income decreased $124 or 32.8% and $47 or 26.3% for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease was primarily attributable to decreased interest rates earned on our cash and cash equivalents during 2010 as compared to 2009.

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
     General and administrative expenses decreased $1,166 or 12.9% and $582 or 13.4% for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease was primarily due to decreases in compensation expense, share-based compensation expense and professional fees.
     Interest expense decreased $388 or 10.9% and $227 or 13.3% for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in interest expense is primarily attributable to the decrease in outstanding indebtedness during 2010 compared to 2009 as a result of our repurchase of 4.50% Notes and repayment of the Amended and Restated Credit Agreement.
     Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $2,332 or 61.6% and $610 or 49.9% for the six and three months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease is primarily attributable to the reduction in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the six and three months ended June 30, 2010, we did not have charges to recognize compared to charges of $723 and $178 for the six and three months ended June 30, 2009, respectively. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also contributing to the decrease in other real estate expenses for the six and three months ended June 30, 2010 are non-capitalizable expenditures of $265 and $57, respectively, compared to expenditures of $341 for the six months ended June 30, 2009 related to the Poinciana Parkway.
     The income tax benefit of $830 for the six months ended June 30, 2009 was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and is also reflected as a decrease in additional paid-in capital. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the six months ended June 30, 2010 we recognized an increase of $6,078 in the valuation allowance. As of June 30, 2010, our deferred tax asset valuation allowance was $16,497. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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
     With the deterioration in the residential land and housing values in Florida and Arizona, we are focused on maintaining sufficient liquidity. As of June 30, 2010, our cash and cash equivalents totaled $160,266. As of June 30, 2010, we had borrowings of $63,839 outstanding of which $63,728 represents the net carrying amount of the principal amount of the 4.50% Notes compared to borrowings of $119,002 as of December 31, 2009. Additionally, we have $23,080 in restricted cash of which $22,035 is deposited to collateralize outstanding letters of credit.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments.
     On June 1, 2010, we acquired approximately 1,064 residential lots in a community known as Tortosa in Maricopa, Arizona (approximately 35 miles southeast of Phoenix) for a purchase price of $5,683.
     For the six months ended June 30, 2010, net cash used in operating activities amounted to $885, as a result of $22,035 used to collateralize outstanding letters of credit and $12,131 of cash used to fund operating losses. Offsetting cash used was $33,627 received in income tax refunds. Net cash used in investing activities amounted to $100 due primarily to investments in unconsolidated entities of $82. Net cash used by financing activities of $55,881 was attributable to the payoff of the Amended Unsecured Credit Facility in May 2010 as described below.
     For the six months ended June 30, 2009, net cash provided by operating activities amounted to $18,689, primarily as a result of $21,356 we received in income tax refunds. Net cash used in investing activities amounted to $62 as a result of expenditures of $34 for investments in property and equipment, expenditures of $5 on the Poinciana Parkway and investment in unconsolidated entities of $23. Net cash used by financing activities of $11,724 resulted from the repurchase for $11,627 of $14,076 principal amount of the 4.50% Notes and the repayment of $97 in real estate debt.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, 2009 and the six months ended June 30, 2010, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008, 2009 and the six months ended June 30, 2010. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 (which is included in Other Revenues in the consolidated statements of operations for the six months ended June 30, 2009). On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658, including accrued interest. As of June 30, 2010, $64,804 principal amount of the 4.50% Notes remain outstanding.
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
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of June 30, 2010 and December 31, 2009, the 4.50% Notes and the equity component associated with the 4.50% Notes were comprised of the following:

	June 30,	December 31,
	2010	2009
4.50% Notes
Principal amount	$64,804	$64,804
Unamortized discount	(1,076)	(1,794)

Net carrying amount	$63,728	$63,010

Equity Component, net of income tax benefit	$13,737	$13,737

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of June 30, 2010, the remaining expected life over which the unamortized discount will be recognized is 1.0 year. We recognized $718 and $359 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2010 and 2009, respectively, compared to $832 and $347 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2009, respectively.
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
     On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,035 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., as collateral for letters of credit outstanding under the credit facility. In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which had the effect of terminating all parties’ obligations under the credit facility, effective as of May 17, 2010.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2010, we had outstanding performance bonds of approximately $3,009. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of June 30, 2010, the remaining authorization is $18,304.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) —continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. Of that amount approximately $47,000 has been expended as of June 30, 2010. During fiscal years 2008 and 2009 we recorded cumulative impairment charges of $38,336, associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of March 31, 2010 and June 30, 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the six and three months ended June 30, 2010. During the six and three months ended June 30, 2009, we recognized impairment losses of $448 and $130, respectively. In addition, non-capitalizable expenditures of $265 and $57 related to the Poinciana Parkway were expensed during the six and three months ended June 30, 2010, respectively, compared to $341 for the six months ended June 30, 2009. At June 30, 2010, the carrying value of the Poinciana Parkway is $8,452.
     Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2010.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2010 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the six months ended June 30, 2010. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     For the three months ended June 30, 2010, Avatar repurchased shares as reflected in the following table:

			Total Number of
			Shares Purchased as	Maximum Amount That
			Part of a Publicly	May Yet Be
	Total Number	Average Price Paid	Announced Plan or	Purchased Under the
Period	of Shares Purchased	Per Share	Program (1)	Plan or Program (1)
April 1, 2010 to April 30, 2010	—	—	—	$18,304
May 1, 2010 to May 31, 2010	—	—	—	$18,304
June 1, 2010 to June 30, 2010	—	—	—	$18,304

Total	—	—	—

(1)	On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of June 30, 2010, the remaining authorization is $18,304.

Item 6.	Exhibits
10.1	Director Compensation (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

99.1	Guaranty Agreement dated May 18, 2010, executed on behalf of Avatar Holdings, Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.1 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

99.2	Continuing Letter of Credit Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.2 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

99.3	Security Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.3 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date: August 9, 2010	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 9, 2010	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
10.1	Director Compensation (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

99.1	Guaranty Agreement dated May 18, 2010, executed on behalf of Avatar Holdings, Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.1 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

99.2	Continuing Letter of Credit Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.2 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

99.3	Security Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.3 to Form 8-K dated May 24, 2010, and incorporated herein by reference).