Form 10-Q
period 2010-09-30
AVATAR HOLDINGS INC
filed 2010-11-09
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
12,591,903 shares of Avatar’s common stock ($1.00 par value) were outstanding as of October 31, 2010.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$148,149	$217,132
Restricted cash	23,272	699
Receivables, net	6,286	6,656
Income tax receivable	1,766	35,018
Land and other inventories	271,312	264,236
Property and equipment, net	45,680	48,010
Poinciana Parkway	8,452	8,482
Investment in and notes receivable from unconsolidated entities	5,104	5,321
Prepaid expenses and other assets	7,915	9,165

Total Assets	$517,936	$594,719

Liabilities and Stockholders’ Equity

Liabilities
Accounts payable	$1,167	$2,014
Accrued and other liabilities	9,093	5,293
Customer deposits and deferred revenues	3,044	2,874
Estimated development liability for sold land	20,368	20,417
Notes, mortgage notes and other debt:
Corporate	64,087	63,010
Real estate	111	55,992

Total Liabilities	97,870	149,600

Commitments and Contingencies

Stockholders’ Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 14,019,792 shares at September 30, 2010 14,013,912 shares at December 31, 2009	14,020	14,014
Additional paid-in capital	286,852	286,096
Retained earnings	197,530	222,928

	498,402	523,038
Treasury stock: at cost, 2,658,461 shares at September 30, 2010 and December 31, 2009	(78,937)	(78,937)

Total Avatar stockholders’ equity	419,465	444,101
Non-controlling interest	601	1,018

Total Equity	420,066	445,119

Total Liabilities and Stockholders’ Equity	$517,936	$594,719

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the nine and three months ended September 30, 2010 and 2009
(Unaudited)
(Dollars in thousands except per-share amounts)

	Nine Months		Three Months
	2010	2009	2010	2009
Revenues
Real estate revenues	$35,326	$48,749	$9,388	$16,737
Interest income	401	522	147	144
Other	771	3,683	38	1,371

Total revenues	36,498	52,954	9,573	18,252

Expenses
Real estate expenses	45,224	61,254	13,530	21,736
Impairment charges	204	2,008	36	332
General and administrative expenses	12,641	12,924	4,796	3,913
Interest expense	4,288	5,182	1,126	1,632

Total expenses	62,357	81,368	19,488	27,613

Equity losses from unconsolidated entities	(331)	(215)	(124)	(67)

Loss before income taxes	(26,190)	(28,629)	(10,039)	(9,428)
Income tax benefit	375	1,447	375	617

Net loss (including net loss attributable to non-controlling interests)	(25,815)	(27,182)	(9,664)	(8,811)

Less: Net loss attributable to non-controlling interests	(417)	—	(145)	—

Net loss attributable to Avatar	($25,398)	($27,182)	($9,519)	($8,811)

Basic and Diluted Loss Per Share	($2.26)	($3.13)	($0.84)	($1.01)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2010 and 2009
(Dollars in Thousands)

	2010	2009
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	($25,815)	($27,182)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,562	4,066
Amortization of stock-based compensation	763	1,455
Impairment of land and other inventories	204	1,560
Impairment of the Poinciana Parkway	—	448
Gain from repurchase of 4.50% Notes	—	(1,783)
Return of earnings from an unconsolidated entity	(32)	(148)
Equity losses from unconsolidated entities	331	215
Deferred income taxes	—	2,005
Changes in operating assets and liabilities:
Restricted cash	(22,573)	176
Receivables, net	370	(1,097)
Income tax receivable	33,252	17,899
Land and other inventories	(7,483)	15,735
Prepaid expenses and other assets	1,250	2,375
Accounts payable and accrued and other liabilities	3,030	2,418
Customer deposits and deferred revenues	170	(1,136)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,971)	17,006

INVESTING ACTIVITIES
Investment in property and equipment	(79)	(46)
Return from (investment in) Poinciana Parkway	30	(342)
Investment in unconsolidated entities	(82)	(7)

NET CASH USED IN INVESTING ACTIVITIES	(131)	(395)

FINANCING ACTIVITIES
Repurchase of 4.50% Notes	—	(11,627)
Principal payments of real estate borrowings	(55,881)	(109)
Net proceeds from issuance of common stock	—	38,276

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(55,881)	26,540

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,983)	43,151
Cash and cash equivalents at beginning of period	217,132	175,396

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,149	$218,547

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2010
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
     The consolidated balance sheets as of September 30, 2010 and December 31, 2009, and the related consolidated statements of operations for the nine and three months ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.
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
Subsequent Events
     JEN Transaction
     On October 25, 2010, we acquired from entities affiliated with JEN Partners LLC (“JEN”) a portfolio of real estate assets in Arizona and Florida (the “JEN Transaction”). The purchase price was approximately $62,000 in cash, stock and notes, plus an earn-out of up to $8,000. Additionally, we agreed to reimburse development, construction and operating expenditures made by JEN from August 1, 2010 to the date of closing (October 25, 2010) of approximately $3,600.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Subsequent Events
     Among the assets and properties acquired in the JEN Transaction are:
     Arizona Assets:
•	CantaMia - a 1,781-unit active adult community located in the Estrella Mountain Ranch Master Plan Community in Goodyear, Arizona. CantaMia is composed of three phases. On October 25, 2010, we acquired phase 1 consisting of 593 partially or fully developed lots, 29 houses under construction, a partially completed recreation center and a fully finished sales center; and an option for phases 2 and 3 consisting of 1,138 undeveloped lots. The option price for phases 2 and 3 approximates $9,600, of which $1,000 is due by December 15, 2010.

•	Various Arizona Properties - includes 99 developed or fully developed lots, 15 houses completed or under construction and 16 developed lots which we have an option to acquire.

•	Joseph Carl Homes, LLC - a Phoenix-based private home builder and the developer of CantaMia.
     Florida Assets:
•	Sharpe properties - 445 acres located in Orange County, Florida, comprised of 839 partially developed single-family and townhome lots, a multi-family tract, and a two acre commercial site.
     The purchase price consists of $33,600 in cash (including the aforementioned $3,600), $20,000 in restricted common stock which resulted in the issuance of 1,050,572 shares subject to a two-year lock up agreement, and $12,000 of notes divided equally into two $6,000 notes, one with a one-year maturity and the second with a two-year maturity. In addition, the agreement provides for the payment of up to $8,000 in common stock (up to 420,168 shares), depending upon the achievement of certain agreed upon metrics related to the CantaMia project by December 31, 2014. Estimated legal and accounting expenses incurred for the JEN Transaction are $1,700 of which approximately $850 was accrued or paid and is included in general and administrative expenses in the Consolidated Statement of Operations for the nine and three months ended September 30, 2010 and approximately $850 was incurred subsequent to September 30, 2010 and will be expensed during the fourth quarter of 2010.
     Mr. Joshua Nash, our Chairman of the Board of Directors, and Mr. Paul Barnett, a member of our Board of Directors, in the aggregate own a 1½% indirect limited partnership interest in the JEN affiliates from which we purchased the above assets. Neither Mr. Nash nor Mr. Barnett voted on the JEN Transaction.
     Changes in Management and the Board of Directors
     Jon M. Donnell will join Avatar as President and Chief Executive Officer, as well as a member of the Board, as of November 15, 2010, upon the retirement of Gerald D. Kelfer as President and Chief Executive Officer. Mr. Kelfer will continue as a member of and Vice Chairman of the Board.
     In connection with the JEN Transaction, as of October 25, 2010, Joseph Carl Mulac, III, joined Avatar as Executive Vice President and as President of our wholly-owned subsidiary, Avatar Properties Inc.; and Reuben S. Leibowitz and Allen J. Anderson, two Managing Directors of JEN, joined Avatar’s Board.
     Employment agreements with Jon M. Donnell and Joseph Carl Mulac, III, include grants of 310,000 and 180,000, respectively, shares of restricted common stock, of which portions are time-based and portions are performance-based.
     Michael Levy, currently Executive Vice President of Avatar Properties Inc. and a Named Executive Officer of Avatar, will retire from his positions with Avatar and its subsidiaries upon the expiration of his Employment Agreement with Avatar on December 31, 2010.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Cash and Cash Equivalents and Restricted Cash
     We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $247 and $330 as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.
     Restricted cash includes deposits of $23,272 and $699 as of September 30, 2010 and December 31, 2009, respectively. The balance as of September 30, 2010 is comprised primarily of $22,042 on deposit with Wells Fargo, N.A.to collateralize letters of credit outstanding under the credit facility and $1,230 of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $338 and $383 as of September 30, 2010 and December 31, 2009, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.
Income Tax Receivable
     Income tax receivable consists of tax refunds we expect to receive within one year. As of September 30, 2010 and December 31, 2009, there was $1,766 and $35,018, respectively, of income tax receivables. During the nine months ended September 30, 2010 we received tax refunds of $33,627.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Land and Other Inventories — continued
     We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the nine and three months ended September 30, 2010, our impairment assessment resulted in impairment charges of $204 and $36, respectively, for homes completed or under construction. During the nine and three months ended September 30, 2009, our impairment assessment resulted in impairment charges of $1,560 and $332, respectively, for homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges for the nine and three months ended September 30, 2010. As of September 30, 2010, we had no land developed and/or held for future development or sale that had undiscounted cash flows within 25% of their carrying values.
     Other than at our recently acquired community of Seasons at Tradition, we have experienced difficulty in selling homes at a profit, which has caused us to reduce prices to monetize our speculative housing inventory. During 2009 and for the nine months ended September 30, 2010, other than Seasons at Tradition, most of our sales contracts were signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead. During the nine months ended September 30, 2010, at Seasons at Tradition, we entered into 65 sales contracts representing an aggregate dollar value of approximately $9,877. Closings of homes at Seasons at Tradition commenced during April 2010. During the nine months ended September 30, 2010, at Seasons at Tradition, we had 57 closings with an aggregate dollar value of approximately $8,770.
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
     Primary Residential Communities
     The average price on sales closed from primary residential homebuilding operations during the nine and three months ended September 30, 2010 increased from $164 and $143 during the nine and three months ended September 30, 2009 to $204 and $214 during the comparable periods in 2010. Our average sales price on sales contracts entered into during the nine and three months ended September 30, 2010 was $240 and $291, respectively, compared to $162 and $159 during the nine and three months ended September 30, 2009, respectively. The increases in average sales price were due to changes in mix between our lower and higher price communities. The average contribution margin on closings from primary residential homebuilding operations was approximately -0.3% during the nine months ended September 30, 2010 compared to approximately 5% during the nine months ended September, 30, 2009.
     Active Adult Communities
     The average price on sales closed from active adult homebuilding operations during the nine and three months ended September 30, 2010 decreased from $245 and $244 during the nine and three months ended September 30, 2009 to $187 and $193 during the comparable periods in 2010. Our average sales price on sales contracts entered into during the nine and three months ended September 30, 2010 was $193 and $157, respectively, compared to $201 and $195 during the nine and three months ended September 30, 2009, respectively. The decreases in average sales prices for sales and closings were due to the lower sales prices at Seasons at Traditions compared to Solivita. Additionally, the average contribution margin on closings from active adult homebuilding operations was approximately 34% during the nine months ended September 30, 2010 compared to approximately 15% during the nine months ended September, 30, 2009. The increase in average contribution margins on closings from active adult homebuilding operations is attributable to the closings at Seasons at Tradition which generated higher margins as a result of our acquisition price. During the nine months ended September 30, 2010, at Seasons at Tradition, we had 57 closings with an aggregate dollar value of approximately $8,770. As of September 30, 2010, we have 30 completed homes remaining in inventory at Season at Tradition.

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
     Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the nine months ended September 30, 2010 and 2009 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead not associated with specific communities.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Land and Other Inventories — continued
     Land and Other Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Land developed and in process of development	$143,363	$136,578
Land held for future development or sale	104,331	98,818
Homes completed or under construction	22,614	27,971
Other	1,004	869

	$271,312	$264,236

     On June 1, 2010, we acquired approximately 1,064 residential lots in a community known as Tortosa in Maricopa County, Arizona (approximately 35 miles southeast of Phoenix) for a purchase price of $5,683. On August 5, 2010, we acquired 368 residential lots in a planned development known as Turtle Creek located in St. Cloud (Osceola County), Florida for a purchase price of $7,000.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Poinciana Parkway
     Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. For the nine and three months ended September 30, 2010, no impairments existed for Property and Equipment.
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County. Pursuant to our agreements with Osceola County, funding for the Poinciana Parkway is to be obtained by and construction of the Poinciana Parkway is to be commenced by February 14, 2011. We have applied for approval by Osceola County of amendments to our agreements to extend the deadlines for funding and commencement of construction of the Poinciana Parkway to February 14, 2012. Pursuant to our agreements with both Counties, construction of the Poinciana Parkway is to be completed by December 31, 2011 subject to extension for Force Majeure, and we have notified the Counties that the completion date has been extended to May 7, 2014 due to Force Majeure. The Polk County regulatory agreement has been amended to reflect the new completion date, and we have requested from Osceola County for approval of amendments to our agreements to also reflect the new completion date. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2011 (or by February 14, 2012 if Osceola County approves the extension of the deadline), the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
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
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. Of that amount approximately $47,500 has been expended as of September 30, 2010. During fiscal years 2008 and 2009, we recorded cumulative impairment charges of $38,336 associated with the Poinciana Parkway.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Poinciana Parkway — continued
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of September 30, 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the nine months ended September 30, 2010. During the nine and three months ended September 30, 2009, we recognized impairment losses of $448 and $0. In addition, non-capitalizable expenditures of $287 and $22 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2010, respectively, and $341 and $0 during the nine and three months ended September 30, 2009, respectively. At September 30, 2010, the carrying value of the Poinciana Parkway is $8,452.
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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, 2009 and the nine months ended September 30, 2010, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008, 2009 and during the nine months ended September 30, 2010. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. The repurchases during 2009 resulted in pre-tax gains of approximately $1,783 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009). As of September 30, 2010, $64,804 principal amount of the 4.50% Notes remain outstanding.

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
     As of September 30, 2010 and December 31, 2009, the 4.50% Notes and the equity component associated with the 4.50% Notes were comprised of the following:

	September 30,	December 31,
	2010	2009
4.50% Notes
Principal amount	$64,804	$64,804
Unamortized discount	(717)	(1,794)

Net carrying amount	$64,087	$63,010

Equity Component, net of income tax benefit	$13,737	$13,737

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of September 30, 2010, the remaining expected life over which the unamortized discount will be recognized is less than 1 year.
     We recognized $1,076 and $359 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2010, respectively. We recognized $1,191 and $359 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2009, respectively.
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
     On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,042 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to collateralize letters of credit outstanding under the credit facility. In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which had the effect of terminating all parties’ obligations under the credit facility, effective as of May 17, 2010.
     The following table represents interest incurred, interest capitalized, and interest expense for the nine and three months ended September 30, 2010 and 2009:

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Notes, Mortgage Notes and Other Debt — continued

	Nine Months		Three Months
	2010	2009	2010	2009
Interest incurred	$4,386	$5,502	$1,167	$1,693
Interest capitalized	(98)	(320)	(41)	(61)

Interest expense	$4,288	$5,182	$1,126	$1,632

     We made interest payments of $2,114 and $3,143 during the nine months ended September 30, 2010 and 2009, respectively.
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
     During the nine and three months ended September 30, 2010 and 2009 changes in the warranty reserve consisted of the following:

	Nine Months		Three Months
	2010	2009	2010	2009
Accrued warranty reserve, beginning of period	$458	$468	$484	$513
Estimated warranty expense	319	541	62	204
Amounts charged against warranty reserve	(345)	(524)	(114)	(232)

Accrued warranty reserve, end of period	$432	$485	$432	$485

Loss Per Share
     We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the nine and three months ended September 30, 2010 and 2009 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.
     The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 28,900 shares of our common stock for the nine and three months ended September 30, 2010. In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Loss Per Share — continued
     The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the nine and three months ended September 30, 2010 and 2009:

	Nine Months		Three Months
	2010	2009	2010	2009
Numerator:
Basic and diluted loss per share — net loss	($25,398)	($27,182)	($9,519)	($8,811)

Denominator:
Basic and diluted weighted average shares outstanding	11,254,591	8,680,873	11,272,437	8,733,183

Repurchase of Common Stock
     On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of September 30, 2010, the remaining authorization is $18,304.
Non-controlling Interest
     Avatar has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity. At September 30, 2010 and December 31, 2009, non-controlling interest was $601 and $1,018, respectively. The decrease in non-controlling interest of $417 is a result of the losses generated from these LLCs.
Comprehensive Loss
     Net loss and comprehensive loss are the same for the nine and three months ended September 30, 2010 and 2009.

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
     As of September 30, 2010, an aggregate of 637,016 shares of our Common Stock, subject to certain adjustments, were available for issuance under the Incentive Plan, including an aggregate of 142,086 options and stock units granted. There were 494,930 shares available for grant at September 30, 2010.
     Compensation expense related to the stock option and restricted stock unit awards during the nine months ended September 30, 2010 and 2009 was $691 and $1,366, respectively, all of which relates to restricted stock units. Compensation expense related to the stock option and restricted stock unit awards during the three months ended September 30, 2010 and 2009 was $163 and $445, respectively, all of which relates to restricted stock units. During the nine months ended September 30, 2010, we granted 8,935 restricted stock units, which have a weighted average grant date fair value of $14.79 per share. During the nine months ended September 30, 2009, we granted 5,880 restricted stock units, which have a weighted average grant date fair value of $17.44 per share.
     As of September 30, 2010, there was $361 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of less than one year.
Income Taxes
     Income tax receivable as of September 30, 2010 and December 31, 2009 consists of $1,766 and $35,018, respectively, in income tax refunds. During the nine months ended September 30, 2010 we received tax refunds of $33,627.
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
     In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the nine months ended September 30, 2010 we recognized an increase of $8,647 in the valuation allowance. As of September 30, 2010, our deferred tax asset valuation allowance was $19,066. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.
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
(Unaudited) — continued
Income Taxes — continued
December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010 including the JEN Transaction, we believe the properties acquired or available to be acquired by December 31, 2010 will satisfy the required replacement property, however, we are uncertain as to the final determination. If we have not acquired a sufficient amount of replacement property and are not able to identify and purchase adequate additional replacement property within the required time period, we may be required to make an income tax payment plus interest on the portion not replaced as of December 31, 2010. We believe the tax planning strategy is prudent and feasible, and we have the ability and intent to purchase and sell, if necessary, replacement property to realize these deferred tax assets.
     On October 25, 2010, we received notification from the Internal Revenue Service that our federal income tax returns for tax years 2004, 2006 and 2009 will be examined.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Fair Value Disclosures — continued
     Avatar’s assets measured at fair value as of September 30, 2010 and losses for the quarter ended September 30, 2010 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at
Non-financial Assets	Hierarchy	September 30, 2010	Losses
Homes completed or under construction	Level 2	$1,629	$36
     The carrying amounts and fair values of our financial instruments at September 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$148,149	$148,149	$217,132	$217,132
Restricted cash	$23,272	$23,272	$699	$699
Receivables, net	$6,286	$6,286	$6,656	$6,656
Income tax receivable	$1,766	$1,766	$35,018	$35,018
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$64,087	$64,966	$63,010	$61,969
Real estate:
5.50% Term Bonds payable	$111	$110	$111	$105
Amended Unsecured Credit Facility	$—	$—	$55,881	$54,750
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
4.50% Notes: At September 30, 2010 and December 31, 2009, the fair value of the 4.50% Notes is estimated, based on quoted or estimated market prices.
Real Estate Notes Payable: The fair values of the Amended Unsecured Credit Facility and 5.50% term bonds payable as of September 30, 2010 and December 31, 2009 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

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
     In accordance with ASC 810, we determined that these entities qualify as “VIEs” which require consolidation by the entity determined to be the primary beneficiary. The primary beneficiary is the entity determined to absorb the majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs. As of September 30, 2010, our consolidated balance sheets include $3,440 in land and other inventories and $1,116 in property and equipment from these LLCs.
     Avatar and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.
     As of September 30, 2010, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.
Unconsolidated Variable Interest Entities
     We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. We analyze these entities in accordance with ASC 810 when they are entered into or upon a reconsideration event. For entities determined to be VIEs, we are not the primary beneficiary if we do not absorb a majority of the VIEs’ expected losses or receive a majority of the VIEs’ expected residual returns. All of such entities in which we had an equity interest at September 30, 2010 and December 31, 2009 are accounted for under the equity method.
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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Variable Interest Entities — continued
     During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $115 and $172 to its unconsolidated entities during the nine months ended September 30, 2010 and 2009, respectively.
     As of September 30, 2010, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.
     The following are the consolidated condensed balance sheets of our unconsolidated entities as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Assets:
Cash	$255	$243
Land and other inventory	11,574	11,573
Other assets	—	25

Total assets	$11,829	$11,841

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,462	$893
Notes and interest payable to Avatar	3,724	3,724
Partners’ Capital of:
Avatar	1,380	1,597
Equity partner	5,263	5,627

Total liabilities and partners’ capital	$11,829	$11,841

     The following are the consolidated condensed statements of operations of our unconsolidated entities for the nine and three months ended September 30, 2010 and 2009:

	Nine Months		Three Months
	2010	2009	2010	2009
Revenues	$6	$43	$1	$12
Costs and expenses	967	578	340	181

Net loss from unconsolidated entities	($961)	($535)	($339)	($169)

Avatar’s share of loss from unconsolidated entities	($331)	($215)	($124)	($67)

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Recently Issued Accounting Pronouncements
     In September 2009, the FASB issued ASC 810. This guidance requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We adopted this standard on January 1, 2010, which did not have an impact on our consolidated financial position, results of operations or cash flows.
Estimated Development Liability for Sold Land
     The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	September 30,	December 31,
	2010	2009
Gross estimated unexpended costs	$26,277	$26,389
Less costs relating to unsold homesites	(5,909)	(5,972)

Estimated development liability for sold land	$20,368	$20,417

     The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. During the nine and three months ended September 30, 2010 we recorded charges of $137 associated with these obligations. Charges of approximately $1,011 and $288 were recorded during the nine and three months ended September 30, 2009, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.
Commitments and Contingencies
     We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $128 and $334, which have been accrued in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2010, we had outstanding performance bonds of approximately $2,236. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data)
(Unaudited) — continued
Financial Information Relating To Reportable Segments
     The following table summarizes Avatar’s information for reportable segments for the nine and three months ended September 30, 2010 and 2009:

	Nine Months		Three Months
	2010	2009	2010	2009
Revenues:
Segment revenues
Primary residential	$9,788	$20,055	$1,473	$8,215
Active adult communities	23,987	25,929	6,934	8,253
Commercial and industrial and other land sales	787	2,071	764	7
Other operations	708	873	109	342

	35,270	48,928	9,280	16,817

Unallocated revenues
Interest income	401	522	147	144
Gain on repurchase of 4.50% Notes	—	1,783	—	—
Other	827	1,721	146	1,291

Total revenues	$36,498	$52,954	$9,573	$18,252

Operating income (loss):
Segment operating income (loss)
Primary residential	($3,771)	($6,230)	($1,268)	($1,971)
Active adult communities	(3,280)	(3,782)	(1,802)	(1,529)
Commercial and industrial and other land sales	28	1,929	55	(58)
Other operations	178	203	(92)	98

	(6,845)	(7,880)	(3,107)	(3,460)

Unallocated income (expenses)
Interest income	401	522	147	144
Gain on repurchase of 4.50% Notes	—	1,783	—	—
Equity loss from unconsolidated entities	(331)	(215)	(124)	(67)
General and administrative expenses	(12,641)	(12,924)	(4,796)	(3,913)
Interest expense	(4,288)	(5,182)	(1,126)	(1,632)
Other real estate expenses	(2,486)	(4,285)	(1,033)	(500)
Impairment of the Poinciana Parkway	—	(448)	—	—

Loss before income taxes	($26,190)	($28,629)	($10,039)	($9,428)

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
     We continue to carefully manage our inventory levels through monitoring land development and home starts. We are currently in the permitting phase for new products at Bellalago and Solivita in Central Florida and at Estancias del Corazon in Arizona. These new products, in some cases, will include smaller and less amenitized houses to enable us to sell homes at lower price points as the market recovers. In the areas in which our developments are located, we believe that for the foreseeable future there may be more demand for smaller and less amenitized homes than in prior years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
EXECUTIVE SUMMARY — continued
     On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in a residential community known as Seasons at Tradition in St. Lucie County, Florida. As of September 30, 2010, we entered into 65 sales contracts representing an aggregate dollar value of approximately $9,877. During the nine months ended September 30, 2010, at Seasons at Tradition, we had 57 closings with an aggregate dollar value of approximately $8,770. As of September 30, 2010, we have 30 completed homes remaining in inventory at Seasons at Tradition.
     On June 1, 2010, we acquired approximately 1,064 residential lots in a community known as Tortosa in Maricopa County, Arizona (approximately 35 miles southeast of Phoenix) for a purchase price of $5,683. On August 5, 2010, we acquired 368 residential lots in a planned development known as Turtle Creek located in St. Cloud (Osceola County), Florida for a purchase price of $7,000.
Subsequent Events
     JEN Transaction
     On October 25, 2010, we acquired from entities affiliated with JEN Partners LLC (“JEN”) a portfolio of real estate assets in Arizona and Florida (the “JEN Transaction”). The purchase price was approximately $62,000 in cash, stock and notes, plus an earn-out of up to $8,000. Additionally, we agreed to reimburse development, construction and operating expenditures made by JEN from August 1, 2010 to the date of closing (October 25, 2010) of approximately $3,600.
     Among the assets and properties acquired in the JEN Transaction are:
     Arizona Assets:
•	CantaMia - a 1,781-unit active adult community located in the Estrella Mountain Ranch Master Plan Community in Goodyear, Arizona. CantaMia is composed of three phases. On October 25, 2010, we acquired phase 1 consisting of 593 partially or fully developed lots, 29 houses under construction, a partially completed recreation center and a fully finished sales center; and an option for phases 2 and 3 consisting of 1,138 undeveloped lots. The option price for phases 2 and 3 approximates $9,600, of which $1,000 is due by December 15, 2010.

•	Various Arizona Properties - includes 99 developed or fully developed lots, 15 houses completed or under construction and 16 developed lots which we have an option to acquire.

•	Joseph Carl Homes, LLC - a Phoenix-based private home builder and the developer of CantaMia.
     Florida Assets:
•	Sharpe properties - 445 acres located in Orange County, Florida, comprised of 839 partially developed single-family and townhome lots, a multi-family tract, and a two acre commercial site.
     The purchase price consists of $33,600 in cash (including the aforementioned $3,600), $20,000 in restricted common stock which resulted in the issuance of 1,050,572 shares subject to a two-year lock up agreement, and $12,000 of notes divided equally into two $6,000 notes, one with a one-year maturity and the second with a two-year maturity. In addition, the agreement provides for the payment of up to $8,000 in common stock (up to 420,168 shares), depending upon the achievement of certain agreed upon metrics related to the CantaMia project by December 31, 2014. Estimated legal and accounting expenses incurred for the JEN Transaction are $1,700 of which approximately $850 was accrued or paid and is included in general and administrative expenses in the Consolidated Statement of Operations for the nine and three months ended September 30, 2010 and approximately $850 was incurred subsequent to September 30, 2010 will be expensed during the fourth quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
EXECUTIVE SUMMARY — continued
Subsequent Events — continued
     Mr. Joshua Nash, our Chairman of the Board of Directors, and Mr. Paul Barnett, a member of our Board of Directors, in the aggregate own a 1½% indirect limited partnership interest in the JEN affiliates from which we purchased the above assets. Neither Mr. Nash nor Mr. Barnett voted on the JEN Transaction.
     Changes in Management and the Board of Directors
     Jon M. Donnell will join Avatar as President and Chief Executive Officer, as well as a member of the Board, as of November 15, 2010, upon the retirement of Gerald D. Kelfer as President and Chief Executive Officer. Mr. Kelfer will continue as a member of and Vice Chairman of the Board.
     In connection with the JEN Transaction, as of October 25, 2010, Joseph Carl Mulac, III, joined Avatar as Executive Vice President and as President of our wholly-owned subsidiary, Avatar Properties Inc.; and Reuben S. Leibowitz and Allen J. Anderson, two Managing Directors of JEN, joined Avatar’s Board.
     Employment agreements with Jon M. Donnell and Joseph Carl Mulac, III, include grants of 310,000 and 180,000, respectively, shares of restricted common stock, of which portions are time-based and portions are performance-based.
     Michael Levy, currently Executive Vice President of Avatar Properties Inc. and a Named Executive Officer of Avatar, will retire from his positions with Avatar and its subsidiaries upon the expiration of his Employment Agreement with Avatar on December 31, 2010.
Land Inventory
     Our assets consist primarily of real estate in the states of Florida and Arizona. Excluding the properties acquired in the JEN Transaction, as of September 30, 2010, we own more than 16,000 acres and have a minority ownership interest through limited liability companies (“LLCs”) in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property. Avatar is required to consolidate these LLCs in accordance with authoritative accounting guidance. Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
EXECUTIVE SUMMARY — continued
Land Inventory — continued
     The following is a breakdown of our estimated land holdings (not including our housing inventory and the JEN Transaction) as of September 30, 2010 (dollars in thousands):

		Estimated Planned Lots/Units (1)
Acquisition	Contract		Partially			Book
Date	Date	Developed	Developed	Raw (2)	Total	Value
Residential
Osceola County, Florida
Pre-1980		200	—	2,200	2,400	$5,184
1999-2001		500	700	—	1,200	44,968
2003	2002-2003	—	—	1,000	1,000	7,880
2004	2002-2003	—	—	1,400	1,400	19,307
2006	2002-2003	—	—	1,600	1,600	19,281
2010	2010	400	—	—	400	7,281

Total Osceola County		1,100	700	6,200	8,000	103,901

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	21,000
2003	2002-2003	900	—	100	1,000	30,422
2004	2002-2003	—	—	2,500	2,500	19,966

Total Polk County		1,800	1,000	5,000	7,800	71,388

St. Lucie County, Florida
2009	2009	267	364	400	1,031	2,582

Hernando County, Florida
2004-2005	2003	—	5	—	5	30

Collier and Lee County, Florida
Pre-1980		50	—	—	50	187

Highlands County, Florida
Pre-1980		40	—	40	80	102

Santa Cruz County,(Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,361

Pinal County, Arizona
2010	2010	—	—	1,064	1,064	5,802

Pima County, Arizona
2009	2009	86	—	—	86	3,765

Total Residential		3,943	2,369	16,404	22,716	$198,118

		Estimated Planned Lots/Units (1)
Acquisition	Contract		Partially			Book
Date	Date	Developed	Developed	Raw (2)	Total	Value
Consolidated LLCs (4)
Polk County, Florida
2005	2004	200	—	300	500	$1,774
Martin County, Florida
1981-1987		75	—	200	275	1,666

Total Consolidated LLCs		275	—	500	775	$3,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
EXECUTIVE SUMMARY — continued
Land Inventory — continued

Acquisition	Contract	Estimated	Book
Date	Date	Acres	Value
Commercial/Industrial/Institutional

Florida
Pre-1980		1,300	$7,042
2004 (3)	2004	300	14,804
2005 (3)	2004	400	15,996

Total Florida		2,000	37,842

Arizona
Pre-1980		200	273

Total Commercial/Industrial/Institutional		2,200	$38,115

Other
Preserves, wetlands, open space
Pre-1980		—	3,175
Other		—	4,846

Total Other		—	$8,021

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

(2)	We anticipate that with respect to our inventory of undeveloped land, new lots developed over the next several years are likely to be developed at greater density per acre than the density per acre we have undertaken over the past several years. We anticipate evolving market demand for smaller, less amenitized and/or more affordable homes. Accordingly, the number of lots we ultimately develop per acre from our inventory of raw land may exceed the units set forth in this schedule.

(3)	During the fourth quarter 2008, our plans for this property changed from developing it as single family housing to permitting as commercial/industrial/institutional land.

(4)	These landholdings were sold during 2009 to two newly formed LLCs in which we own a minority interest. These LLCs are consolidated for accounting purposes. As a result, the transactions did not qualify as sales for financial reporting purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
EXECUTIVE SUMMARY — continued
     For the nine months ended September 30, 2010, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale; the number of foreclosures, pending foreclosures and mortgage defaults; the availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. As a result, our communities continue to experience low traffic, significant discounts, low margins, and continued high delinquencies on homeowner association and club membership dues. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. During the nine and three months ended September 30, 2010, we recorded impairment charges of $204 and $36, respectively, for housing communities relating to homes completed or under construction. We believe that housing market conditions will continue to be difficult during 2010. During 2009 and the nine months ended September 30, 2010, other than Seasons at Tradition, most of our sales contracts were signed at selling prices that have resulted or will result in losses upon closing when factoring in operating costs such as sales and marketing and divisional overhead.
     While the level and duration of the downturn currently cannot be predicted, we anticipate that these conditions will continue to have an adverse effect on our operations. We anticipate that we will continue to generate operating losses during 2010. We believe that we have sufficient available cash to fund these losses for the remainder of 2010.
     We continue to manage Avatar and its assets for the long-term benefit of our shareholders and remain focused on maintaining sufficient liquidity. In order to defer payment of income taxes related to the sale of property sold under threat of condemnation and to position Avatar for future growth as the real estate market returns to equilibrium, during 2009 and 2010 we acquired a substantial amount of property in both the active adult and primary residential markets. We continue to carefully manage our inventory levels through monitoring land development and home starts. Our strategy also includes the monetization of commercial and industrial land and other assets, and the possible sale of certain residential land to bring forward future cash flows that would otherwise constitute long-term developments. However, these opportunities are dependent on market conditions. To take advantage of future market opportunities and to fund related operations we will need to increase our liquidity sources through bank financing or capital markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS
     The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2010 and 2009:

	Nine Months		Three Months
	2010	2009	2010	2009

Operating income (loss):
Primary residential
Revenues	$9,788	$20,055	$1,473	$8,215
Expenses	13,559	26,285	2,741	10,186

Segment operating loss	(3,771)	(6,230)	(1,268)	(1,971)

Active adult communities
Revenues	23,987	25,929	6,934	8,253
Expenses	27,267	29,711	8,736	9,782

Segment operating loss	(3,280)	(3,782)	(1,802)	(1,529)

Commercial and industrial and other land sales
Revenues	787	2,071	764	7
Expenses	759	142	709	65

Segment operating income	28	1,929	55	(58)

Other operations
Revenues	708	873	109	342
Expenses	530	670	201	244

Segment operating income (loss)	178	203	(92)	98

Operating income (loss)	(6,845)	(7,880)	(3,107)	(3,460)

Unallocated income (expenses):
Interest income	401	522	147	144
Gain on repurchase of 4.50% Notes	—	1,783	—	—
Equity loss from unconsolidated entities	(331)	(215)	(124)	(67)
General and administrative expenses	(12,641)	(12,924)	(4,796)	(3,913)
Interest expense	(4,288)	(5,182)	(1,126)	(1,632)
Other real estate expenses	(2,486)	(4,285)	(1,033)	(500)
Impairment of the Poinciana Parkway	—	(448)	—	—

Loss before income taxes	(26,190)	(28,629)	(10,039)	(9,428)
Income tax benefit	375	1,447	375	617
Net loss attributable to non-controlling interests	(417)	—	(145)	—

Net loss	($25,398)	($27,182)	($9,519)	($8,811)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     Data from closings for the primary residential and active adult homebuilding segments for the nine and three months ended September 30, 2010 and 2009 is summarized as follows:

	Number of		Average Price
	Units	Revenues	Per Unit
For the nine months ended September 30,
2010
Primary residential	39	$7,966	$204
Active adult communities	82	15,337	$187

Total	121	$23,303	$193

2009
Primary residential	109	$17,837	$164
Active adult communities	71	17,420	$245

Total	180	$35,257	$196

For the three months ended September 30,
2010
Primary residential	4	$854	$214
Active adult communities	22	4,244	$193

Total	26	$5,098	$196

2009
Primary residential	53	$7,582	$143
Active adult communities	23	5,620	$244

Total	76	$13,202	$174

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     Data from contracts signed for the primary residential and active adult homebuilding segments for the nine and three months ended September 30, 2010 and 2009 is summarized as follows:

	Gross
	Number of		Contracts		Average
	Contracts		Signed, Net of		Price Per
	Signed	Cancellations	Cancellations	Dollar Value	Unit
For the nine months ended September 30,
2010
Primary residential	37	(8)	29	$6,974	$240
Active adult communities	106	(15)	91	17,531	$193

Total	143	(23)	120	$24,505	$204

2009
Primary residential	148	(25)	123	$19,926	$162
Active adult communities	50	(9)	41	8,247	$201

Total	198	(34)	164	$28,173	$172

For the three months ended September 30,
2010
Primary residential	3	(1)	2	$582	$291
Active adult communities	28	(8)	20	3,138	$157

Total	31	(9)	22	$3,720	$169

2009
Primary residential	40	(6)	34	$5,420	$159
Active adult communities	9	(1)	8	1,557	$195

Total	49	(7)	42	$6,977	$166

     Backlog for the primary residential and active adult homebuilding segments as of September 30, 2010 and 2009 is summarized as follows:

	Number of		Average Price
	Units	Dollar Volume	Per Unit
As of September 30,
2010
Primary residential	6	$2,230	$372
Active adult communities	18	4,441	$247

Total	24	$6,671	$278

2009
Primary residential	30	$6,690	$223
Active adult communities	10	2,305	$231

Total	40	$8,995	$225

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     The number of net housing contracts signed during the nine months ended September 30, 2010 compared to the same period in 2009 decreased 27% and the dollar value of housing contracts signed decreased 13%, including 65 sales contracts representing an aggregate dollar value of approximately $9,878 in Seasons at Tradition. The low volume of housing contracts signed for the nine and three months ended September 30, 2010 continues to reflect the weak market for new residences in the geographic areas where our communities are located. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including Avatar. During the nine and three months ended September 30, 2010, cancellations of previously signed contracts totaled 23 and 9 compared to 34 and 7 during the nine and three months ended September 30, 2009. As a percentage of the gross number of contracts signed, this represents 16% and 29% for the nine and three months ended September 2010, respectively. As a percentage of the gross number of contracts signed, this represents 17% and 14% for the nine and three months ended September 30, 2009, respectively.
     As of September 30, 2010, our inventory of unsold (speculative) homes, both completed and under construction, was 91 units compared to 144 units as of December 31, 2009. As of September 30, 2010, approximately 86% of unsold homes were completed compared to approximately 83% as of December 31, 2009.
     During the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the number of homes closed decreased by 33%, from 180 to 121, and the related revenues decreased by 34%, from $35,257 to $23,303. Our average sales price for homes closed during the nine months ended September 30, 2010 declined to $193 compared to $196 for the nine months ended September 30, 2009. We anticipate that we will close in excess of 80% of the homes in backlog as of September 30, 2010 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.
     Net loss for the nine and three months ended September 30, 2010 was ($25,398) or ($2.26) per basic and diluted share and ($9,519) or ($0.84) per basic and diluted share, respectively, compared to net loss of ($27,182) or ($3.13) per basic and diluted share and ($8,811) or ($1.01) per basic and diluted share, respectively, for the comparable periods in 2009. The decrease in net losses for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to decreased pre-tax losses from our primary residential and active adult operations as well as decreased general and administrative expenses and other real estate expenses. The increase in net losses for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to the increases in general and administrative expenses.
     Revenues from primary residential operations decreased $10,267 or 51.2% and $6,742 or 82.1%, respectively, for the nine and three months ended September 30, 2010 compared to the same periods in 2009. Expenses from primary residential operations decreased $12,726 or 48.4% and $7,445 or 73.1%, respectively, for the nine and three months ended September 30, 2010 compared to the same periods in 2009. The decrease in revenues is primarily attributable to decreased closings and average sales prices. The decrease in expenses is attributable to lower volume of closings. During the nine and three months ended September 30, 2010, we recorded impairment charges in our primary residential operations of approximately $204 and $36, respectively, from homes completed or under construction. During the nine and three months ended September 30, 2009, we recorded impairment charges in our primary residential operations of approximately $1,189 and $213, respectively, from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2010 was $204 and $214, respectively, compared to $164 and $143, respectively, for the same periods in 2009. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the nine months ended September 30, 2010 was approximately -0.30% compared to 5% for the same period in 2009.

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
     Revenues from active adult operations decreased $1,942 or 7.5% and $1,319 or 16.0%, respectively, for the nine and three months ended September 30, 2010 compared to the same periods in 2009. Expenses from active adult operations decreased $2,444 or 8.2% and $1,046 or 10.6%, respectively, for the nine and three months ended September 30, 2010 compared to the same periods in 2009. The decrease in revenues for the nine months ended September 30, 2010 is primarily attributable to decreases in closings and average sales prices from our Solivita homebuilding operations. Partially mitigating the decreases in revenues at Solivita was the commencement of closings during the three months ended September 30, 2010 at Seasons at Tradition. The closings of homes during the three months ended September 30, 2010 at Seasons at Tradition was the reason for the increase in active adult revenues during this period in 2010 compared to 2009. The decrease in expenses is attributable to lower cost product attributable to closings at Seasons at Tradition. The average sales price on closings from active adult homebuilding operations for the nine and three months ended September 30, 2010 was $187 and $193, respectively, compared to $245 and $244, respectively, for the same periods in 2009. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for the nine months ended September 30, 2010 was approximately 34% compared to approximately 15% for the same period in 2009. The increase in average contribution margins is attributable to the closings from Seasons at Tradition as a result of our acquisition price. During the nine months ended September 30, 2010, at Seasons at Tradition, we had 57 closings with an aggregate dollar value of approximately $8,770. As of September 30, 2010, we have 30 completed homes remaining in inventory at Seasons at Tradition. Included in the results from active adult operations are divisional overhead not specifically allocated to specific communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.
     The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. During the nine and three months ended September 30, 2010, we realized pre-tax profits of $28 and $55, respectively, on revenues of $787 and $764, respectively, from sales of commercial, industrial and other land.
     During the nine months ended September 30, 2009, we realized pre-tax profits of $1,758 on revenues of $1,785 from sales of commercial, industrial and other land. For the nine months ended September 30, 2009, pre-tax profits from other land sales were $171 on aggregate revenues of $286.
     Revenues from other operations decreased $165 or 18.9% and $233 or 68.1%, for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. Expenses from other operations decreased $140 or 20.9% and $43 or 17.6% for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. The increases in revenues are primarily attributable to increased operating results from our title insurance agency operations due to an increased volume of real estate transactions.
     Interest income decreased $121 or 23.2% for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease was primarily attributable to decreased interest rates earned and lower cash balances on our cash and cash equivalents during 2010 as compared to 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
RESULTS OF OPERATIONS — continued
     During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,783 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009).
     General and administrative expenses decreased $283 or 2.2% and increased $883 or 22.6% for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. During the nine and three months ended September 30, 2010, general and administrative expenses reflect legal and accounting expenses incurred of approximately $850 for the JEN Transaction.
     Interest expense decreased $894 or 17.3% and $506 or 31.0% for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in interest expense is primarily attributable to the decrease in outstanding indebtedness during 2010 compared to 2009 as a result of our repurchase of 4.50% Notes and repayment of the Amended and Restated Credit Agreement.
     Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $1,799 or 42.0% and increased $533 or 106.6% for the nine and three months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease is primarily attributable to the reduction in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the nine and three months ended September 30, 2010, we recognized charges of $137 compared to charges of $1,011 and $288 for the nine and three months ended September 30, 2009, respectively. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also contributing to the decrease in other real estate expenses for the nine and three months ended September 30, 2010 are non-capitalizable expenditures of $287 and $22, respectively, compared to expenditures of $341 for the nine months ended September 30, 2009 related to the Poinciana Parkway.
     The income tax benefit of $830 for the nine months ended September 30, 2009 was due to an adjustment to reduce the valuation allowance to reflect the tax effect of certain restricted stock compensation expense for which the tax deduction was taken in 2008 and is also reflected as a decrease in additional paid-in capital. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the nine months ended September 30, 2010 we recognized an increase of $8,647 in the valuation allowance. As of September 30, 2010, our deferred tax asset valuation allowance was $19,066. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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
     As of September 30, 2010, our cash and cash equivalents totaled $148,149. As of September 30, 2010, we had borrowings of $64,198 outstanding of which $64,087 represents the net carrying amount of the principal amount of the 4.50% Notes compared to borrowings of $119,002 as of December 31, 2009. Additionally, we have $23,272 in restricted cash of which $22,042 is posted to collateralize outstanding letters of credit. During October 2010, we paid approximately $33,600 in cash for the acquisition of the JEN Transaction.
     Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments.
     On June 1, 2010, we acquired approximately 1,064 residential lots in a community known as Tortosa in Maricopa County, Arizona (approximately 35 miles southeast of Phoenix) for a purchase price of $5,683.
     For the nine months ended September 30, 2010, net cash used in operating activities amounted to $12,971, as a result of $22,042 used to collateralize outstanding letters of credit and $23,650 of cash used to fund operating losses. Offsetting cash used was $33,627 received in income tax refunds. Net cash used in investing activities amounted to $131 due primarily to investments in unconsolidated entities and property and equipment of $82 and $79, respectively. Net cash used by financing activities of $55,881 was attributable to the payoff of the Amended Unsecured Credit Facility in May 2010 as described below.
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
     In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010 including the JEN Transaction, we believe the properties acquired or available to be acquired by December 31, 2010 will satisfy the required replacement property, however, we are uncertain as to the final determination. If we have not acquired a sufficient amount of replacement property and are not able to identify and purchase adequate additional replacement property within the required time period, we may be required to make an income tax payment plus interest on the portion not replaced as of December 31, 2010.

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
     Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2008, 2009 and the nine months ended September 30, 2010, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2008, 2009 and the nine months ended September 30, 2010. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. Also during 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,783 (which is included in Other Revenues in the consolidated statements of operations for the nine months ended September 30, 2009). As of September 30, 2010, $64,804 principal amount of the 4.50% Notes remain outstanding.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     As of September 30, 2010 and December 31, 2009, the 4.50% Notes and the equity component associated with the 4.50% Notes were comprised of the following:

	September 30,	December 31,
	2010	2009
4.50% Notes
Principal amount	$64,804	$64,804
Unamortized discount	(717)	(1,794)

Net carrying amount	$64,087	$63,010

Equity Component, net of income tax benefit	$13,737	$13,737

     The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which is the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of September 30, 2010, the remaining expected life over which the unamortized discount will be recognized is less than 1 year.
     We recognized $1,076 and $359 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2010, respectively. We recognized $1,191 and $359 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2009, respectively.
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
     On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,042 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to collateralize letters of credit. In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which had the effect of terminating all parties’ obligations under the credit facility, effective as of May 17, 2010.
     Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2010, we had outstanding performance bonds of approximately $2,236. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of September 30, 2010, the remaining authorization is $18,304.
     In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County. Pursuant to our agreements with Osceola County, funding for the Poinciana Parkway is to be obtained by and construction of the Poinciana Parkway is to be commenced by February 14, 2011. We have applied for approval by Osceola County of amendments to our agreements to extend the deadlines for funding and commencement of construction of the Poinciana Parkway to February 14, 2012. Pursuant to our agreements with both Counties, construction of the Poinciana Parkway is to be completed by December 31, 2011 subject to extension for Force Majeure, and we have notified the Counties that the completion date has been extended to May 7, 2014 due to Force Majeure. The Polk County regulatory agreement has been amended to reflect the new completion date, and we have requested from Osceola County for approval of amendments to our agreements to also reflect the new completion date. We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.
     If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2011 (or by February 14, 2012 if Osceola County approves the extension of the deadline), the Counties have no right to obtain damages or sue Avatar for specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. With respect to Osceola County, if funding and commencement is not met, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that it otherwise might have been obligated to build or fund if it had not agreed to construct the Poinciana Parkway. Avatar is investigating the availability of an extension of the Poinciana Parkway permits and the related deadlines in its agreements with the Counties.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except share and per share data) – continued
LIQUIDITY AND CAPITAL RESOURCES — continued
     Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. Of that amount approximately $47,500 has been expended as of September 30, 2010. During fiscal years 2008 and 2009 we recorded cumulative impairment charges of $38,336, associated with the Poinciana Parkway.
     We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of September 30, 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the nine months ended September 30, 2010. During the nine and three months ended September 30, 2009, we recognized impairment losses of $448 and $0. In addition, non-capitalizable expenditures of $287 and $22 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2010, respectively, and $341 and $0 during the nine and three months ended September 30, 2009, respectively. At September 30, 2010, the carrying value of the Poinciana Parkway is $8,452.
     On October 25, 2010, Avatar acquired from JEN a portfolio of real estate assets in Arizona and Florida. The purchase price was approximately $62,000 in cash, stock and notes, plus an earn-out of up to $8,000. Additionally, we agreed to reimburse development, construction and operating expenditures made by JEN from August 1, 2010 to the date of closing (October 25, 2010) of approximately $3,600. The purchase price consists of $33,600 in cash (including the aforementioned $3,600), $20,000 in restricted common stock which resulted in the issuance of 1,050,572 shares subject to a two-year lock up agreement, and $12,000 of notes divided equally into two $6,000 notes, one with a 1-year maturity and the second with a 2-year maturity. In addition, the agreement provides for the payment of up to $8,000 in common stock (up to 420,168 shares), depending upon the achievement of certain agreed upon metrics related to the CantaMia project by December 31, 2014.
     Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for the remainder of 2010. In order to defer payment of income taxes related to the sale of property sold under threat of condemnation and to position Avatar for future growth as the real estate market returns to equilibrium, during 2009 and 2010 we acquired a substantial amount of property in both the active adult and primary residential markets. To take advantage of future market opportunities and to fund related operations we will need to increase our liquidity sources through bank financing or capital markets.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2010 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     There have been no material changes in Avatar’s market risk during the three months ended September 30, 2010. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our 2009 Annual Report on Form 10-K.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that have affected, or are reasonably likely to affect, materially, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands except share and per share data)
Repurchases of Equity Securities
     For the three months ended September 30, 2010, Avatar repurchased shares as reflected in the following table:

Total Number of
			Shares	Maximum Amount
			Purchased as	That May Yet
			Part of a	Be Purchased
	Total Number	Average	Publicly	Under the Plan
	of Shares	Price Paid	Announced Plan	or Program (1)
	Purchased	Per Share	or Program (1)
Period
July 1, 2010 to July 31, 2010	—	—	—	$18,304
August 1, 2010 to August 31, 2010	—	—	—	$18,304
September 1, 2010 to September 30, 2010	—	—	—	$18,304

Total	—	—	—

(1)	On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of September 30, 2010, the remaining authorization is $18,304.

Item 6.   Exhibits

10.1
Second Amendment to Amended and Restated Employment Agreement dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.2
Restricted Stock Unit Agreement dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.2 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

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

AVATAR HOLDINGS INC.
Date: November 9, 2010	By:	/s/ Randy L. Kotler
Randy L. Kotler
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 9, 2010	By:	/s/ Michael P. Rama
Michael P. Rama
Controller and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

10.1
Second Amendment to Amended and Restated Employment Agreement dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.2
Restricted Stock Unit Agreement dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.2 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

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