Form 10-K
period 2010-12-31
AVATAR HOLDINGS INC
filed 2011-03-16
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07395

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $170,329,083 as of June 30, 2010.

As of March 16, 2011, there were 12,900,626 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

AVATAR HOLDINGS INC.
2010 FORM 10-K ANNUAL REPORT

General

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Avatar,” or the “Company” refer to Avatar Holdings Inc. and its consolidated subsidiaries. Dollar amounts specified herein are in thousands, except per share amounts or as otherwise indicated.

PART I

Item 1.	Business

The following business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Company Overview

Avatar Holdings Inc. was incorporated in the state of Delaware in 1970.  Our principal executive offices are located at 201 Alhambra Circle, Coral Gables, Florida 33134 (telephone (305) 442-7000).

We are engaged in the business of real estate operations in Florida and Arizona. Our residential community activities have been adversely affected in both markets, bringing home sales to low levels. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by economic conditions.

Our assets consist primarily of real estate in the states of Florida and Arizona. As of December 31, 2010, we own more than 17,000 acres and through partnerships in several limited liability companies (“LLCs”) have a minority ownership interest in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property.  Avatar is required to consolidate these LLCs in accordance with authoritative accounting guidance.  Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.

Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.

We have federally registered trademarks and service marks or pending applications for federal registration for several of our entities, operations and communities, including, but not limited to:  Avatar®, Stonegate®, Solivita™, CantaMia™, The Younger Next Year Community™, YNY™, YNY by Avatar™, and two (2) design marks of a reverse clock face.

Business Strategy

Our primary business strategy is the development of active adult communities, and we remain opportunistic about the development of primary residential communities.  We believe the demographics are good for active adult development. Solivita and CantaMia, our active adult communities in Central Florida and Goodyear, Arizona, respectively, will initially serve as our flagship communities as we pursue our active adult business strategy.  Our business remains capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits and working capital, as well as potential new acquisitions of real estate and real estate-related assets.  We continue to carefully manage our inventory levels through monitoring land development and home starts.

Item 1.	Business – continued

Recent Developments

7.50% Convertible Notes Offering

On January 31, 2011, Avatar and Avatar Properties Inc. (“API”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, Avatar agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”). The 7.50% Notes were sold to the Underwriter at 95.75% of the principal amount of the 7.50% Notes, and were sold to the public at a purchase price of 100% of the principal amount of the 7.50% Notes, plus accrued interest, if any, from February 4, 2011.

On February 4, 2011, Avatar completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes is registered pursuant to a Registration Statement on Form S-3 (No. 333-161498), filed by Avatar with the Securities and Exchange Commission (the “SEC”) on August 21, 2009 (the “Registration Statement”). Net proceeds to Avatar from the sale of the 7.50% Notes is approximately $95,350 after deducting the Underwriter’s discount of 4.25% and expenses estimated at approximately $400. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including Avatar’s 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), which notes may be put to Avatar pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by Avatar at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes, and as of March 16, 2011, $47,039 principal amount remains outstanding.

Real Estate Operations

We are engaged in real estate operations as summarized below.  For further information regarding our financial condition and results of operations please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Adult Community Development

Our primary business strategy being development of active adult communities, we continue to seek and evaluate opportunities to expand our active adult operations.

To further enhance the lifestyle and offer more choices at our active adult communities, we established an exclusive partnership with Younger Next Year authors Chris Crowley and Dr. Henry Lodge, whose New York Times best-selling book is based on a popular approach to living for those over 50.  The Younger Next Year (“YNY”) lifestyle is based upon choices in living that will enhance the participants’ quality of life. The four key pillars of this lifestyle are: community, exercise, nutrition, and finance.

Solivita

On February 1, 2011, we initiated our YNY program at Solivita and Solivita West, our Central Florida active adult communities located within the master-planned community of Poinciana. The YNY pillars of community, exercise, nutrition, and finance are reflected in the wealth of activities offered to Solivita residents through the community’s Lifestyles program. Activities and clubs abound at Solivita, ranging from photography to softball to scrap-booking and motorcycle riding. Additionally, we have introduced new exercise equipment and programs, as well as added YNY nutritional choices to our Grille menu.

Solivita and Solivita West incorporate the natural topography of the land, including more than 1,200 acres of wetlands and an oak hammock. These communities currently include more than 148,000 square feet of recreation facilities, as well as two 18-hole golf courses and an active park housing a variety of sporting and games facilities.

Item 1.	Business – continued

Real Estate Operations – continued

CantaMia

A 1,781-unit active adult community located in the Estrella Mountain Ranch Master Plan Community in Goodyear, Arizona, CantaMia is composed of three phases. On October 25, 2010, we acquired phase 1 consisting of 593 partially or fully developed lots, 29 houses under construction, a recreation center scheduled to open during March 2011 and a fully finished sales center; and an option for phases 2 and 3 consisting of 1,138 undeveloped lots. The option price for phases 2 and 3 approximates $9,600, of which $1,000 was paid during December 2010.

Seasons

On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in an active adult community named Seasons at Tradition located in St. Lucie County, Florida.  We are actively marketing the sale of the inventory homes in Seasons, and are evaluating our opportunities regarding the build out of the remainder of the community.

Primary Residential Community Development

We continue to search for primary community development opportunities. We are currently building in our recently acquired primary residential communities in Arizona and are developing new products to be introduced at the Isles of Bellalago in Central Florida.  However, due to unfavorable market conditions, we have substantially curtailed our primary residential homebuilding operations in Poinciana, Florida and Rio Rico, Arizona.

Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this Report under the heading “Results of Operations.”

Poinciana Parkway and Toll Road

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the "Poinciana Parkway"). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to commencing construction of the road.  We have obtained an extension of our South Florida Water Management District permit to February 14, 2018.  In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County.  Pursuant to the amendments to our agreements with Osceola County in December 2010 and the amendment to our agreement with Polk County in October 2010, funding for the Poinciana Parkway is to be obtained by and construction of the Poinciana Parkway is to be commenced by February 14, 2012.  Pursuant to the amendments to our agreements with both Counties, construction of the Poinciana Parkway is to be completed by May 7, 2014, subject to extension for Force Majeure.  We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2012, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Item 1.	Business – continued

Real Estate Operations – continued

Osceola County and Avatar are still attempting to obtain federal and/or state funds for development of the Poinciana Parkway, including highway tax bill monies, a newly announced federal transportation grant and a federal loan. We cannot predict whether any federal or state funds will be available.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2010, approximately $47,449 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2010. Non-capitalizable expenditures of $324 and $341 related to the Poinciana Parkway were expensed during 2010 and 2009, respectively. At December 31, 2010, the carrying value of the Poinciana Parkway is $8,452.

Commercial  / Industrial and Other Land Sales

We may generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana, and other non-core residential land.

For further description of the various communities and the operations conducted therein, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Real Estate Assets

Our assets consist primarily of real estate in the states of Florida and Arizona. As of December 31, 2010, we own more than 17,000 acres and have a minority ownership interest in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property.  Avatar is required to consolidate these LLCs in accordance with authoritative accounting guidance.  Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.

Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.

Item 1.	Business – continued

Real Estate Assets - continued

Following is a breakdown of our land holdings (not including our housing inventory) as of December 31, 2010 (dollars in thousands):

		Estimated Planned Lots/Units (1)
Acquisition Date	Contract Date	Developed	Partially Developed	Raw (2)	Total	Book Value
Residential
Osceola County, Florida
Pre-1980		200	-	2,200	2,400	$5,206
1999-2001		500	700	-	1,200	45,085
2003	2002-2003	-	-	1,000	1,000	7,880
2004	2002-2003	-	-	1,400	1,400	19,307
2006	2002-2003	-	-	1,600	1,600	19,044
2010	2010	400	-	-	400	7,346
Total Osceola County		1,100	700	6,200	8,000	103,868

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	20,686
2003	2002-2003	800	-	100	900	30,274
2004	2002-2003	-	-	2,500	2,500	19,966
Total Polk County		1,700	1,000	5,000	7,700	70,926

Orange County, Florida
2010	2010	-	839	-	839	16,582

St. Lucie County, Florida
2009	2009	267	364	400	1,031	2,182

Hernando County, Florida
2004-2005	2003	-	5	-	5	31

Collier and Lee County, Florida
Pre-1980		50	-	-	50	179

Highlands County, Florida
Pre-1980		40	-	40	80	102

Santa Cruz County,(Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,426

Maricopa, Arizona
2010	2010	290	398	-	688	37,048

Pinal County, Arizona
2010	2010	-	-	1,064	1,064	5,802

Pima County, Arizona
2009	2009	86	-	-	86	3,897
Total Residential		4,133	3,606	16,404	24,143	$251,043

		Estimated Planned Lots/Units (1)
Acquisition Date	Contract Date	Developed	Partially Developed	Raw (2)	Total	Book Value
Consolidated LLCs (4)
Polk County, Florida
2005	2004	200	-	300	500	$1,774
Martin County, Florida
1981-1987		75	-	200	275	1,666
Total Consolidated LLCs		275	-	500	775	$3,440

Item 1.	Business – continued

Real Estate Assets - continued

Acquisition Date	Contract Date	Estimated Acres	Book Value
Commercial/Industrial/Institutional
Florida
Pre-1980		1,300	$7,257
2004 (3)	2004	300	14,804
2005 (3)	2004	400	16,004
Total Florida		2,000	38,065

Arizona
Pre-1980		200	273

Total Commercial/Industrial/Institutional		2,200	$38,338

Other
Preserves, wetlands, open space
Pre-1980		-	$3,238
Other		-	4,857
Total Other		-	$8,095

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

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

Title Insurance Agency

Prominent Title Insurance Agency, Inc., a subsidiary of Avatar Properties Inc., maintains operations in Poinciana, Florida.  Services are offered to purchasers of homes from Avatar as well as unrelated parties.  Due to the substantial reduction in real estate transactions, our title insurance agency operations in 2010 experienced a substantial decline in revenues.

Business Segment Information

Our business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note P to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Employees

As of December 31, 2010, we employed approximately 243 individuals (almost half of whom are support staff for amenity operations and maintenance) on a full-time or part-time basis. Relations with our employees are satisfactory and there have been no work stoppages.

Item 1.	Business – continued

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, we file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy materials that we have filed with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information on our website, at www.avatarholdings.com.  The information on or accessible through our website is not incorporated by reference in this Form 10-K. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing or furnishing such material electronically or otherwise with the SEC. You may download this information from our website or may request us to mail specific information to you. Information regarding equity transactions by our directors, officers and 10% holders may also be obtained on our website.

Regulation

Our business is subject to extensive federal, state and local statutes, ordinances and regulations that affect every aspect of our business such as environmental, hazardous waste and land use requirements and can result in substantial expense to Avatar.

Homes and residential communities that we build must comply with federal, state and local laws, regulations, and ordinances relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, and requirements relating to building design and property elevation, building codes and the handling of waste. These laws and regulations are subject to frequent change and often increase construction costs. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. These laws and regulations may result in fees and assessments, including, without limitation, fees and assessments  for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

The residential homebuilding industry is also subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning the protection of human health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater, endangered or imperiled species, natural resources and wetlands protection, and air quality protection and enhancement.  Complying with environmental laws for existing conditions may result in delays, may cause us to incur substantial compliance and other costs, and may prohibit or severely restrict homebuilding activity in environmentally-sensitive regions or areas.

Competition

Our active adult and primary residential homebuilding, planned community development and other real estate operations are subject to significant competition from distressed sellers. We currently compete with foreclosure sales as well as resales by investors, speculators, foreclosing lenders and residents in our communities. For the sales of new housing units, we compete, as to price and product, with several national and regional homebuilding companies.

Seasonality

Our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business.

Warranty

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We may have recourse against subcontractors for claims relating to workmanship and materials.

Item 1.	Business – continued

Executive Officers of the Registrant

Pursuant to General Instruction G(3) to Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2011.

The following is a list of names and ages of all of the executive officers of Avatar, indicating principal positions and offices with Avatar or a subsidiary held by each such person and each such person's principal occupation(s) or employment during the past five years unless otherwise indicated.  Officers of Avatar have been elected to serve until the next annual election of officers (which is expected to occur on June 2, 2011), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience

Jon M. Donnell	51
Chief Executive Officer and President and member of our Board of Directors since November 15, 2010; and holds various positions with subsidiaries; from 2007 to November 2010, Co-Founder and Principal of the Monticello Group, LLC; from 1995 to 2004, various executive positions, including President and Chief Operating Officer and member of the Board of Directors of Dominion Homes, Inc.

Joseph Carl Mulac III	49
Executive Vice President and President of our wholly-owned subsidiary, Avatar Properties Inc., since October 25, 2010; since April 2009, Chief Executive Officer of  Joseph Carl Homes, LLC (n/k/a Avatar Properties of Arizona, LLC); from March 2003 to April 2009, held various officer positions with Tousa, Inc.

Michael P. Rama	44	Principal Financial Officer since January 1, 2011 and Principal Accounting Officer and Controller since June 1998.

Patricia Kimball Fletcher	53
Executive Vice President and General Counsel since January 2007; formerly Partner and Chair of Florida Real Estate and Finance Department, Duane Morris LLP, from January 2002 to December 2006; and holds various positions with subsidiaries.

Juanita I. Kerrigan	64	Vice President and Secretary since September 1980; and holds various positions with subsidiaries.

The above executive officers have held their present positions with Avatar for more than five years, except as otherwise noted.  No executive officer of Avatar has any family relationship with any other executive officer or director of Avatar.

Item 1A.	Risk Factors

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following:

Our industry is highly cyclical and is affected by general economic conditions and other factors beyond our control.

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

The economic downturn we have been experiencing may continue, has created greater uncertainty in our ability to forecast our business needs, and has adversely affected our business and results of operations.

Since 2008, the market for homes in the geographic areas in which our developments are located have been severely and negatively impacted by the economic downturn. In the geographic areas in which we conduct our real estate operations, there has been a significant increase in the number of homes for sale or available for purchase or rent through foreclosures or otherwise. The price points at which these homes are available have put downward pressure on our margins. We cannot predict when the markets in the geographic areas in which we conduct our real estate operations may demonstrate significant improvements.

The current economic environment has increased our deficit funding obligations for club and homeowner association obligations.

Because we fund homeowners association operating deficits and we operate our club amenities, defaults in payments of club dues and homeowner association assessments by home owners have caused us to expend additional cash to maintain the homeowner association and club operations at their current levels. Further, due to lower than anticipated sales of homes in certain of our master planned communities, our obligations to fund our club and homeowner association operating deficits are greater than projected as there are fewer new home sales in these communities to absorb these obligations.

Further declines in real estate values could result in impairment write-downs.

Further declines in the real estate market could result in future impairments (as defined by FASB authoritative accounting guidance) to certain of our land and other inventories and of our investments in unconsolidated entities. The value of our land and other inventory and land owned by unconsolidated entities depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The downturn in the real estate market has caused the fair value of certain of our inventory to fall below its carrying value. Because of our assessments of fair value, we have written down the carrying value of certain of our inventory, and taken corresponding non-cash charges against our earnings to reflect the impaired value. If the real estate market declines further, we may need to take charges against our earnings for inventory impairments and/or a write-down of our investments in unconsolidated entities and other assets. Any such non-cash charges could have an adverse effect on our consolidated results of operations.

Item 1A.	Risk Factors (dollars in thousands except share and per share data) – continued

We are concentrated geographically, which could adversely affect our business.

Our land and development activities are located in Florida and Arizona, which are among the states most adversely affected by the downturn in the residential real estate market. Development activities depend to a significant degree on the levels of immigration to Florida and Arizona from outside the United States, migration to Florida and Arizona from within the United States and purchases in Florida and Arizona of second and/or vacation homes. Our understanding is that recently there has been substantially less migration into Florida and Arizona from within the United States than there had been in previous years.

Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

Our debt and debt service obligations increased significantly as a result of the issuance of the 7.50% Notes. As of December 31, 2010, total consolidated indebtedness was $77,057, including $64,445 carrying amount of our 4.50% Notes, $12,000 in obligations from the JEN Transaction and borrowings of $612 of secured notes obligations. As of December 31, 2010, as adjusted for the 7.50% Notes and payment of the 4.50% Notes which holders may require us to repurchase as of April 1, 2011, we would have had approximately $112,253 of outstanding unsecured and secured note obligations. Cash and cash equivalents at December 31, 2010, adjusted for the 7.50% Notes and payment of the 4.50% Notes which holders may require us to repurchase as of April 1, 2011, would have been approximately $146,048. This level of debt could affect our future operations, including, among others:

•
an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 7.50% Notes, the 4.50% Notes and our other debt.

A higher level of indebtedness increases the risk that we may default on our debt obligations. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt and to fund potential future acquisitions of real estate and real-estate related assets.

Item 1A.	Risk Factors (dollars in thousands except share and per share data) - continued

Our access to financing may be limited.

Our business is still capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits and working capital, as well as potential new acquisitions of real estate and real estate-related assets.

We anticipate, but cannot assure, that the amounts available from internally generated funds, cash on hand, the sale of non-core assets, and existing and future financing will be sufficient to fund our anticipated operating deficit and our operations, meet debt service and working capital requirements, and provide sufficient liquidity. We may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financing and future sales of debt or equity securities. However, we cannot assure that such financing will be available or, if available, will be on favorable terms.

Limited credit availability to purchasers of our homes could have a further adverse effect on our business.

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

Our success depends on our key personnel and our ability to retain personnel.

We had recent changes in management personnel, including key members of the management team and the recent employment of key senior management members with many years of active adult development and homebuilding experience. Our business strategy requires, among other things, the retention of experienced management personnel and other employees. The loss of additional experienced management personnel and other employees could adversely affect our operations.

Our joint ventures and equity partnerships may not achieve anticipated results.

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

Our business is subject to substantial competition.

The active adult and primary residential homebuilding industry is competitive and other national, regional and local home builders compete with us in markets where we are selling homes. Further, our residential homebuilding, planned community development and other real estate operations are subject to significant competition from distressed sellers. We currently compete with foreclosure sales as well as resales by investors, speculators, foreclosing lenders and residents in our communities. For sales of new housing units, we compete, as to price and product, with several national and regional homebuilding companies.

We continue to be opportunistic for potential new acquisitions of real estate and real estate-related assets as well as to explore the possibility of investment in or acquisitions of various businesses.  We compete for opportunities to acquire real estate or real estate-related assets with investors, other residential land developers and home builders, and real estate funds, and there can be no assurance that we will identify and be able to acquire appropriate assets or that any such assets we were to acquire would result in a desirable return on our investment.

Item 1A.	Risk Factors (dollars in thousands except share and per share data) - continued

We are subject to extensive governmental regulation and environmental considerations.

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

Failure to purchase qualified replacement property could result in a reduction in available cash.

In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010, including the JEN Transaction, we believe the properties acquired will satisfy the required replacement property; however, we are uncertain as to the final determination. If it is determined that we have not acquired a sufficient amount of replacement property, we may be required to make an income tax payment plus interest on the portion determined not to have been replaced as of December 31, 2010.

We are subject to construction defect and home warranty claims arising in the ordinary course of business, which may lead to additional reserves or expenses.

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

Item 1A.	Risk Factors (dollars in thousands except share and per share data) - continued

Since 2009, we determined that five of our homes, constructed in Central Florida, contained reactive drywall manufactured in China (“Chinese drywall”). The Chinese drywall was provided to our drywall contractor by a secondary supplier of such drywall contractor. We reached a settlement with the secondary supplier who reimbursed Avatar for a substantial portion of the cost to repair the three homes that have been remediated and extends the same financial reimbursement to the remaining two homes containing reactive drywall from such secondary supplier.  In Seasons at Tradition we completed construction of the substantially and partially completed homes we acquired, including replacement of Chinese drywall that was placed in such homes during the time they were owned by the original builder.  If and to the extent the scope of the Chinese drywall issues prove to be significantly greater than we currently believe, and our existing warranty reserves together with our insurance and any recovery from the secondary supplier is not sufficient to cover claims, losses or other issues related to the reactive drywall, we could incur costs or liabilities related to this issue that could have a material adverse effect on our results of operations, financial position and cash flows.

If we do not secure funding for our Poinciana Parkway project on commercially acceptable terms and commence construction by February 14, 2012, we will be in default under our agreements with Polk and Osceola Counties regarding the Poinciana Parkway, and we may not recover our investment in the Poinciana Parkway, which has already been substantially impaired.

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the "Poinciana Parkway"). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to commencing construction of the road.  We have obtained an extension of our South Florida Water Management District permit to February 14, 2018.  In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County.  Pursuant to the amendments to our agreements with Osceola County in December 2010 and the amendment to our agreement with Polk County in October 2010, funding for the Poinciana Parkway is to be obtained by and construction of the Poinciana Parkway is to be commenced by February 14, 2012.  Pursuant to the amendments to our agreements with both Counties, construction of the Poinciana Parkway is to be completed by May 7, 2014, subject to extension for Force Majeure.  We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2012, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2010, approximately $47,449 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway. At December 31, 2010, the carrying value of the Poinciana Parkway is $8,452.  If we cannot obtain funding for construction of the Poinciana Parkway and commence construction by February 14, 2012, or obtain amendments of our agreements with the Counties regarding the Poinciana Parkway, it is unlikely that we will recover our investment in the Poinciana Parkway at any time in the foreseeable future.

Item 1A.	Risk Factors (dollars in thousands except share and per share data) – continued

Our share price could decline if a large number of shares of our common stock or equity-related securities become eligible for future sale.

Sales of a substantial number of shares of our common stock or other equity-related securities, as well as issuances of shares of common stock upon conversion of the 7.50% Notes and our 4.50% Notes, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Any such future sales or issuances could dilute the ownership interests of stockholders, and we cannot predict the effect that future sales or issuances of our common stock or other equity-related securities would have on the market price of our common stock nor can we predict our future needs to fund our operations or balance sheet with future equity issuances.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

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

Avatar's real estate operations are summarized in “Item 1. Business” above and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Land developed and in the process of being developed, or held for investment and/or future development, is set forth in Note C of the Notes to Consolidated Financial Statements in Item 8.

Our corporate headquarters are located at 201 Alhambra Circle, Coral Gables, Florida, in 16,810 square feet of leased office space.  For additional information concerning properties leased by Avatar, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” and “Item 8. Notes to Consolidated Financial Statements.”

Item 3.	Legal Proceedings

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with authoritative accounting standards, that certain claims may result in costs and expenses estimated at approximately $165 and $334 which have been accrued in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively. Liabilities or costs arising out of these and other currently pending litigation should not have a material adverse effect on our business or consolidated financial position or results of operations.

We have no tax-related penalties required to be disclosed in this Item 3 pursuant to Section 6707A(e) of the Internal Revenue Code.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of Avatar Holdings Inc. is traded on The Nasdaq Global Select Market under the symbol AVTR.  There were 4,137 record holders of Common Stock at February 28, 2011.

High and low sales prices, as reported, for the last two years were:

	Quotations
Quarter Ended	2010		2009
	High	Low	High	Low
March 31	$22.05	$16.12	$28.55	$14.49
June 30	$24.75	$18.91	$20.17	$15.03
September 30	$21.00	$17.07	$21.45	$17.28
December 31	$20.40	$17.42	$18.90	$15.09

Avatar has not declared any cash dividends on Common Stock since its issuance and has no present intention to pay cash dividends.

For the three months ended December 31, 2010, Avatar did not repurchase any outstanding shares of common stock, which is reflected in the following table:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Maximum Amount That May Yet Be Purchased Under the Plan or Program (1)
October 1, 2010 to October 31, 2010	-	-	-	$18,304
November 1, 2010 to November 30, 2010	-	-	-	$18,304
December 1, 2010 to December 31, 2010	-	-	-	$18,304
Total	-	-	-

1)
On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of December 31, 2010, the remaining authorization is $18,304.

Item 6.	Selected Financial Data

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	At or for the Years ended December 31
	2010	2009	2008	2007	2006
Statement of Operations Data
Revenues	$59,138	$73,501	$110,366	$291,832	$835,079

Income (loss) from operations before income taxes	$(36,057)	$(61,843)	$(142,341)	$34,053	$256,479

Income tax (expense) benefit	375	32,860	32,465	(13,056)	(83,151)

Net income (loss) (including net loss attributable to non-controlling interests)	(35,682)	(28,983)	(109,876)	20,997	173,328

Less: Net loss attributable to non-controlling interests Income (loss) from discontinued operations	574	-	-	-	-

Net income (loss) attributable to Avatar	$(35,108)	$(28,983)	$(109,876)	$20,997	$173,328

Basic Earnings (Loss) Per Share Data
Net income (loss) attributable to Avatar	$(3.07)	$(3.11)	$(12.85)	$2.53	$21.16

Diluted Earnings (Loss) Per Share Data
Net income (loss) attributable to Avatar	$(3.07)	$(3.11)	$(12.85)	$2.22	$16.59

Balance Sheet Data
Cash and cash equivalents	$115,502	$217,132	$175,396	$192,258	$203,760
Total assets	$545,451	$594,719	$594,812	$710,144	$752,996
Notes, mortgage notes and other debt	$77,057	$119,002	$131,061	$122,505	$125,632
Stockholders' equity (1)	$430,045	$444,101	$429,511	$535,021	$513,543
Shares outstanding	12,900,626	11,355,451	8,829,798	8,525,412	8,193,736
Stockholders' equity per share	$33.34	$39.11	$48.64	$62.76	$62.68

(1) For 2010 and 2009, this excludes $444 and $1,018, respectively,  for cumulative non-controlling interests, which are classified in consolidated stockholders’ equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in LLCs which we consolidate for financial reporting purposes.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this annual report.

OVERVIEW

We are engaged in the business of real estate operations in Florida and Arizona. Our residential community activities have been adversely affected in both markets, bringing home sales to low levels. We also engage in other real estate activities, such as the operation of amenities, the sale for third-party development of commercial and industrial land and the operation of a title insurance agency, which activities have also been adversely affected by economic conditions.

Our primary business strategy is the development of active adult communities, and we remain opportunistic about the development of primary residential communities.  We believe the demographics are good for active adult development. Solivita and CantaMia, our active adult communities in Central Florida and Goodyear, Arizona, respectively, will initially serve as our flagship communities as we pursue our active adult business strategy.  Our business remains capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits and working capital, as well as potential new acquisitions of real estate and real estate-related assets.  We continue to carefully manage our inventory levels through monitoring land development and home starts.

Our assets consist primarily of real estate in the states of Florida and Arizona. As of December 31, 2010, we own more than 17,000 acres and through partnerships in several limited liability companies (“LLCs”) have a minority ownership interest in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property.  Avatar is required to consolidate these LLCs in accordance with authoritative accounting guidance.  Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.

Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.

JEN Transaction

During October 2010, we acquired from entities affiliated with JEN Partners LLC (“JEN”) a portfolio of real estate assets in Arizona and Florida (the “JEN Transaction”). The purchase price was approximately $62,000, consisting of cash, stock and promissory notes, plus an earn-out of up to $8,000 in common stock. Additionally, we agreed to reimburse development, construction and operating expenditures made by JEN from August 1, 2010 to October 25, 2010 of approximately $3,600.

The assets and properties acquired in the JEN Transaction include:

Arizona Assets:

• CantaMia - a 1,781-unit active adult community located in the Estrella Mountain Ranch Master Plan Community in Goodyear, Arizona. CantaMia is composed of three phases. On October 25, 2010, we acquired phase 1 consisting of 593 partially or fully developed lots, 29 houses under construction, a recreation center scheduled to open during March 2011 and a fully finished sales center; and an option for phases 2 and 3 consisting of 1,138 undeveloped lots. The option price for phases 2 and 3 approximates $9,600, of which $1,000 was paid during December, 2010.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

• Various Arizona Properties - includes 99 fully developed lots, 15 houses completed or under construction and 16 developed lots for which we have an option to acquire.

• Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) - a Phoenix-based private home builder and the developer of CantaMia.

Florida Assets:
• Sharpe properties - 445 acres located in Orange County, Florida, comprised of 839 partially developed single-family and townhome lots, a multi-family tract, and a two-acre commercial site.

The purchase price consisted of $33,600 in cash (including the aforementioned $3,600), $19,698 in restricted common stock which resulted in the issuance of 1,050,572 shares subject to a two-year lock up agreement, $12,000 of promissory notes divided equally into two $6,000 notes, one with a one-year maturity and the second with a two-year maturity and contingent consideration of $4,149. At closing, we entered into an earn-out agreement with the seller which provides for the payment of up to $8,000 in common stock (up to 420,168 shares), depending upon the achievement of certain agreed upon metrics related to the CantaMia project by December 31, 2014.

Mr. Joshua Nash, our Chairman of the Board of Directors, and Mr. Paul Barnett, a member of our Board of Directors, in the aggregate own a 1.5% indirect limited partnership interest in the JEN affiliates from which we purchased the above assets. Neither Mr. Nash nor Mr. Barnett voted on the JEN Transaction.

Recent Developments

7.50% Senior Convertible Notes

On January 31, 2011, Avatar and Avatar Properties Inc. (“API”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, Avatar agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”). The 7.50% Notes were sold to the Underwriter at 95.75% of the principal amount of the 7.50% Notes, and were sold to the public at a purchase price of 100% of the principal amount of the 7.50% Notes, plus accrued interest, if any, from February 4, 2011.

On February 4, 2011, Avatar completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. For additional information regarding the 7.50% Notes, see the section titled “Liquidity and Capital Resources” below.

Fiscal Year 2011 Outlook

During 2010, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale; the number of foreclosures, pending foreclosures and mortgage defaults; the availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. During 2010 and 2009, we recorded impairment charges of $660 and $1,820, respectively, for housing communities relating to homes completed or under construction.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

Our primary business strategy is the development of active adult communities, and we remain opportunistic about the development of primary residential communities.  We believe the demographics are good for active adult development. Solivita and CantaMia, our active adult communities in Central Florida and Goodyear, Arizona, respectively, will initially serve as our flagship communities as we pursue our active adult business strategy. We anticipate that we will continue to generate operating losses during 2011. We believe that we have sufficient available cash to fund these losses for 2011.

We have taken steps to decrease operating expenses including the consolidation of field operations and a reduction of staff. Since December 31, 2005, we reduced our headcount by approximately 60% to 243 full-time and part-time employees (almost half of whom are support staff for amenity operations and maintenance) from 585 full-time and part-time employees.

We continue to manage Avatar and its assets for the long-term benefit of our stockholders. We remain focused on maintaining sufficient liquidity. We continue to carefully manage our inventory levels through monitoring land development and home starts. Our strategy also includes the monetization of commercial and industrial land and other assets, and the possible sale of certain non-core and other residential land to bring forward future cash flows that would otherwise constitute long-term developments.

Residential Real Estate

Revenues and sales data derived from primary and active adult homebuilding operations for the years ended December 31, 2010, 2009 and 2008 are summarized under “Results of Operations.”

Residential Community Development

Active Adult Communities

Our primary business strategy being development of active adult communities, we continue to seek and evaluate opportunities to expand our active adult operations.

To further enhance the lifestyle and offer more choices at our active adult communities, we established an exclusive partnership with Younger Next Year authors Chris Crowley and Dr. Henry Lodge, whose New York Times best-selling book is based on a popular approach to living for those over 50.  The Younger Next Year (“YNY”) lifestyle is based upon choices in living that will enhance the participants’ quality of life. The four key pillars of this lifestyle are: community, exercise, nutrition, and finance.

Solivita

On February 1, 2011, we initiated our YNY program at Solivita and Solivita West; our Central Florida active adult communities located within the master-planned community of Poinciana. The YNY pillars of community, exercise, nutrition, and finance are reflected in the wealth of activities offered to Solivita residents through the community’s Lifestyles program. At Solivita and Solivita West, we have developed more than 148,000 square feet of recreation facilities.  These facilities include a fitness center, a golf clubhouse, restaurants, arts and crafts rooms, a café, other meeting and ballroom facilities, and two 18-hole golf courses. The community’s active park houses a variety of sporting and games facilities, including an official softball field, half-court basketball court, pickleball courts and tennis courts.  Activities and clubs abound at Solivita, ranging from photography to softball to scrap-booking and motorcycle riding. Additionally, we have introduced new exercise equipment and programs, as well as added YNY nutritional choices to our Grille menu.

Solivita opened during 2000. During 2004, we commenced the development of an expansion of Solivita, Solivita West, on 907 acres of land in Poinciana acquired in 2003. Sales of single-family units commenced during the first quarter of 2005 and closings commenced during 2006.

From inception, we have closed 3,434 homes in Solivita and Solivita West, and approximately 6,000 individuals resided in the communities as of December 31, 2010.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

During 2010, we signed 45 contracts, net of cancellations, at Solivita and Solivita West, with net sales value of approximately $11,674 (see “Results of Operations”).

CantaMia

A 1,781-unit active adult community located in the Estrella Mountain Ranch Master Plan Community in Goodyear, Arizona, CantaMia is composed of three phases. On October 25, 2010, we acquired phase 1 consisting of 593 partially or fully developed lots, 29 houses under construction, a recreation center scheduled to open during March 2011 and a fully finished sales center; and an option for phases 2 and 3 consisting of 1,138 undeveloped lots. The option price for phases 2 and 3 approximates $9,600, of which $1,000 was paid during December 2010.

Seasons

On September 24, 2009, we acquired 87 completed and partially completed homes, 267 developed lots, 364 partially developed lots and approximately 400 undeveloped master planned lots in an active adult community named Seasons at Tradition located in St. Lucie County, Florida. We are actively marketing the sale of the inventory homes in Seasons, and are evaluating our opportunities regarding the build out of the remainder of the community.

Primary Residential Development

We continue to search for primary community development opportunities. We are currently building in our recently acquired primary residential communities in Arizona and are developing new products to be introduced at the Isles of Bellalago in Central Florida. However, due to unfavorable market conditions, we have substantially curtailed our primary residential homebuilding operations in Poinciana, Florida, and Rio Rico, Arizona.

Poinciana Parkway and Toll Road

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the "Poinciana Parkway"). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to commencing construction of the road.  We have obtained an extension of our South Florida Water Management District permit to February 14, 2018.  In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County.  Pursuant to the amendments to our agreements with Osceola County in December 2010 and the amendment to our agreement with Polk County in October 2010, funding for the Poinciana Parkway is to be obtained by and construction of the Poinciana Parkway is to be commenced by February 14, 2012.  Pursuant to the amendments to our agreements with both Counties, construction of the Poinciana Parkway is to be completed by May 7, 2014, subject to extension for Force Majeure.  We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2012, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

Osceola County and Avatar are still attempting to obtain federal and/or state funds for development of the Poinciana Parkway, including highway tax bill monies, a newly announced federal transportation grant and a federal loan. We cannot predict whether any federal or state funds will be available.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2010, approximately $47,449 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2010. Non-capitalizable expenditures of $324 and $341 related to the Poinciana Parkway were expensed during 2010 and 2009, respectively. At December 31, 2010, the carrying value of the Poinciana Parkway is $8,452.

Commercial / Industrial and Other Land Sales

We also generate revenues through the sale of commercial and industrial land for third-party development, primarily in Poinciana, and other non-core residential land. Revenues from commercial and industrial and other non-core residential land sales vary from year to year depending upon demand, ensuing negotiations and timing of closings.

Other Operations

We also generate revenues through rental and other operations, including a small community shopping center in Rio Rico, recreational facilities and title insurance agency operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In the preparation of our financial statements, we apply accounting principles accepted in the United States (GAAP). The application of GAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

Revenue Recognition

As discussed in Note A to the Consolidated Financial Statements, in accordance with Accounting Standards Codification (“ASC”) 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser's initial and continuing investment is adequate, all financing is considered collectible and there is no significant continuing involvement. As a result, our revenue recognition process does not involve significant judgments or estimations.

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

Impairments of Land and Other Inventories

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. In accordance with ASC 360-10, Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset would be written down to its fair value.  Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction are substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon United States generally accepted accounting principles.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis. During 2010, our impairment assessment resulted in impairment charges of $660 which related to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during 2010. As of December 31, 2010, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued

The impairment charges for the years ended 2010, 2009, and 2008 reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During 2010, we recorded impairment charges of $660 relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:

Active Adult Communities

The average price on sales closed from active adult homebuilding operations during 2010 was $195 compared to $242 during 2009. Our average sales price on sales contracts entered into during 2010 was $197 compared to $211 during 2009. The decreases in average sales prices for sales and closings were due to the lower sales prices at Seasons at Tradition compared to Solivita. Additionally, the average contribution margin on closings from active adult homebuilding operations was approximately 28% during 2010 compared to approximately 16% during 2009. The increase in average contribution margins on closings from active adult homebuilding operations is attributable to the closings at Seasons at Tradition which generated higher margins as a result of our acquisition price. During 2010, at Seasons at Tradition, we had 72 closings with an aggregate dollar value of approximately $10,981. As of December 31, 2010, we have 16 completed homes remaining in inventory at Seasons at Tradition.

Primary Residential Communities

The average price on sales closed from primary residential homebuilding operations during 2010 was $219 compared to $166 during 2009. Our average sales price on sales contracts entered into during 2010 was $241 compared to $157 during 2009.  The increases in average sales price were due to changes in mix between our lower and higher price communities. The average contribution margin on closings from primary residential homebuilding operations was approximately (1%) during 2010 compared to approximately 6% during 2009.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during 2010 and 2009 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult and primary residential communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued

Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.

Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. Except for those primary residential communities recently acquired in the JEN Transaction, build-out of our land held for future development generally exceeds five years. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

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

Impairments of Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the "Poinciana Parkway"). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to commencing construction of the road. We have obtained an extension of our South Florida Water Management District permit to February 14, 2018.  In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County. Pursuant to the amendments to our agreements with Osceola County in December 2010 and the amendment to our agreement with Polk County in October 2010, funding for the Poinciana Parkway is to be obtained by and construction of the Poinciana Parkway is to be commenced by February 14, 2012.  Pursuant to the amendments to our agreements with both Counties, construction of the Poinciana Parkway is to be completed by May 7, 2014, subject to extension for Force Majeure.  We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2012, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Osceola County and Avatar are still attempting to obtain federal and/or state funds for development of the Poinciana Parkway, including highway tax bill monies, a newly announced federal transportation grant and a federal loan. We cannot predict whether any federal or state funds will be available.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2010, approximately $47,449 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2010. Non-capitalizable expenditures of $324 and $341 related to the Poinciana Parkway were expensed during 2010 and 2009, respectively. At December 31, 2010, the carrying value of the Poinciana Parkway is $8,452.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of December 31, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. We consider our Active Adult Communities segment to be individual reporting unit which is also an individual operating segment. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the synergies of the combination as of the acquisition date. We concluded the business combination from the JEN Transaction benefited our active adult communities reporting segment. The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued

The determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. Fair value measurements are generally determined through the use of valuation techniques that may include a discounted cash flow approach, which reflects our own assumptions of what market participants would use in pricing the asset or liability.

During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

On October 25, 2010, we recorded goodwill of $17,215 as a result of the JEN Transaction which was allocated to our active adult reporting segment. As a result of our annual impairment goodwill test we did not record any impairment losses as of December 31, 2010.

Variable Interest Entities

GAAP requires a variable interest entity (“VIE”) to be consolidated with a company which is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.

Avatar’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by Avatar to a VIE. We examine specific criteria and use judgment when determining if Avatar is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between Avatar and the other partner(s) and contracts to purchase assets from VIEs.

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement. We analyze these entities when they are entered into or upon a reconsideration event.

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

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain net operating losses (NOLs) against earnings for up to five years. Due to this enacted federal tax legislation, Avatar carried back its 2009 NOL against earnings it generated in the five previous years. As a result, Avatar received a federal tax refund of $33,627 during 2010.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES – continued

In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During 2010 we recognized an increase of $12,103 in the valuation allowance. As of December 31, 2010, our deferred tax asset valuation allowance was $22,522. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010, including the JEN Transaction, we believe the properties acquired will satisfy the required replacement property; however, we are uncertain as to the final determination. If it is determined that we have not acquired a sufficient amount of replacement property, we may be required to make an income tax payment plus interest on the portion determined not to have been replaced as of December 31, 2010.

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

Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold. The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $291, $592 and $710 during 2010, 2009 and 2008, respectively, associated with these obligations. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance  awards, and stock units to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

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

In February 2010, the FASB issued ASU 2010-08, "Technical Corrections to Various Topics" ("ASU 2010-08"). ASU 2010-08 is the result of the FASB's review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB's original intent. The FASB believes the related changes to GAAP are generally nonsubstantive in nature and will not result in pervasive changes to current practice. However, the FASB notes it is possible that the application of the guidance may result in a change to existing practice. ASU 2010-08 provides certain clarifications on embedded derivatives and hedging within ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), which caused a change in the application of that standard with respect to certain embedded derivatives. The clarifications of ASC 815 are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. All other amendments are effective for the first reporting period (including interim periods) beginning after the date this ASU was issued. The adoption of this accounting update did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements," (amendments to ASC Topic 820, "Fair Value Measurements and Disclosures") which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We adopted this guidance as of January 1, 2010. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations," (a consensus of the Emerging Issues Task Force) which specifies that in making the pro forma revenue and earnings disclosure requirements for business combinations, the comparative financial statements presented by public entities should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The amended disclosure requirements are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, which is January 1, 2011 for us. As the impact of the amendments is to amend the disclosure for business combinations, the adoption of ASU No. 2010-29 will not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, "Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," (a consensus of the Emerging Issues Task Force) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, consideration should be given to whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years beginning after December 15, 2010, which is January 1, 2011 for us. Upon adoption of the amendments, assessment should be made of the reporting units with carrying amounts that are zero or negative to determine whether it is more likely than not that the reporting units' goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the Step 2 of the goodwill impairment test should be performed for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. We do not expect the adoption of ASU No. 2010-28 will not have an impact on our consolidated financial position, results of operations or cash flows.

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

The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2010	2009	2008
Operating income (loss):
Active adult communities
Revenues	$36,949	$32,604	$42,491
Expenses (1)	41,992	38,217	49,216
Net operating loss	(5,043)	(5,613)	(6,725)

Primary residential
Revenues	14,209	26,968	38,217
Expenses (2)	20,493	35,071	81,350
Net operating loss	(6,284)	(8,103)	(43,133)

Commercial and industrial and other land sales
Revenues	4,712	8,825	20,165
Expenses	995	9,141	30,319
Net operating income (loss)	3,717	(316)	(10,154)

Other operations
Revenues	1,485	995	1,537
Expenses	1,098	784	1,530
Net operating income	387	211	7

Operating loss	(7,223)	(13,821)	(60,005)

Unallocated income (expenses):
Interest income	580	657	2,453
Gain on repurchase of 4.50% Notes	-	1,783	5,286
Equity loss from unconsolidated entities	(276)	(196)	(7,812)
General and administrative expenses	(20,508)	(19,694)	(22,388)
Interest expense	(5,531)	(6,857)	(4,282)
Other real estate expenses, net	(3,099)	(3,688)	(8,424)
Impairment of the Poinciana Parkway	-	(8,108)	(30,228)
Impairment of land developed or held for future development	-	(11,919)	(16,941)
Income (loss) from operations	(36,057)	(61,843)	(142,341)
Income tax benefit (expense)	375	32,860	32,465
Net loss attributable to non-controlling interests	574	-	-
Net loss attributable to Avatar	$(35,108)	$(28,983)	$(109,876)

(1)	Includes impairment charges for inventory of approximately $408, $371 and $625 for 2010, 2009 and 2008, respectively, and $1,685 for goodwill for 2008.
(2)	Includes impairment charges of approximately $252, $1,449 and $34,332 for 2010, 2009 and 2008, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

RESULTS OF OPERATIONS – continued

Data from closings for the active adult and primary residential homebuilding segments for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

Years ended December 31,	Number of Units	Revenues	Average Price Per Unit

2010
Active adult communities	131	$25,527	$195
Primary residential	53	11,582	$219
Total	184	$37,109	$202

2009
Active adult communities	87	$21,041	$242
Primary residential	143	23,786	$166
Total	230	$44,827	$195

2008
Active adult communities	111	$30,257	$273
Primary residential	136	35,803	$263
Total	247	$66,060	$267

Data from contracts signed for the active adult and primary residential homebuilding segments for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

Years ended December 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2010
Active adult communities	148	(24)	124	$24,427	$197
Primary residential	52	(8)	44	10,616	$241
Total	200	(32)	168	$35,043	$209

2009
Active adult communities	65	(9)	56	$11,810	$211
Primary residential	175	(32)	143	22,408	$157
Total	240	(41)	199	$34,218	$172

2008
Active adult communities	119	(43)	76	$17,665	$232
Primary residential	147	(67)	80	19,343	$242
Total	266	(110)	156	$37,008	$237

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

RESULTS OF OPERATIONS – continued

Backlog acquired from the JEN Transaction for active adult and primary residential homebuilding segments on October 25, 2010 (acquisition date) is summarized as follows:

As of October 25,	Number of Units	Dollar Volume	Average Price Per Unit

2010
Active adult community	26	$6,147	$236
Primary residential	8	1,859	$232
Total	34	$8,006	$235

Backlog, including for 2010 backlog related to the JEN Transaction, for the active adult and primary residential homebuilding segments as of December 31, 2010, 2009 and 2008 is summarized as follows:

As of December 31,	Number of Units	Dollar Volume	Average Price Per Unit

2010
Active adult communities	28	$7,294	$261
Primary residential	15	4,115	$274
Total	43	$11,409	$265

2009
Active adult communities	9	$2,247	$250
Primary residential	16	3,222	$201
Total	25	$5,469	$219

2008
Active adult communities	40	$11,477	$287
Primary residential	16	4,602	$288
Total	56	$16,079	$287

The number of net housing contracts signed during the year ended December 31, 2010 compared to the same period in 2009 decreased 16%. The dollar value of housing contracts signed increased 2% which includes 75 sales contracts representing an aggregate dollar value of approximately $11,720 in Seasons at Tradition and 14 sales contracts representing an aggregate dollar value of approximately $2,872 in the communities we acquired in the JEN Transaction. The low volume of housing contracts signed for 2010 continues to reflect the weak market for new residences in the geographic areas where our communities are located.  Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including Avatar. During the year ended December 31, 2010, cancellations of previously signed contracts totaled 32 compared to 41 during the year ended December 31, 2009. As a percentage of the gross number of contracts signed, this represents 16% and 17%, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

RESULTS OF OPERATIONS – continued

As of December 31, 2010, our inventory of unsold (speculative) homes, both completed and under construction, was 83 units compared to 144 units as of December 31, 2009. As of December 31, 2010, approximately 65% of unsold homes were completed compared to approximately 83% as of December 31, 2009.

During the year ended December 31, 2010 compared to the year ended December 31, 2009, the number of homes closed decreased by 20% and the related revenues decreased by 17%. Our average sales price for homes closed during the year ended December 31, 2010 increased to $202 compared to $195 for the year ended December 31, 2009. We anticipate that we will close in excess of 80% of the homes in backlog as of December 31, 2010 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term. During the year ended December 31, 2009 compared to the year ended December 31, 2008, the number of homes closed decreased by 6.9% and the related revenues decreased by 32.1%.

In general, prices of homes sold during 2010 ranged from approximately $105 to approximately $500 in our primary residential operations. At Solivita and Solivita West, prices ranged from approximately $145 to approximately $461 on homes sold during 2010. At CantaMia, prices ranged from approximately $147 to approximately $364 on homes sold during 2010. Closings on to-be-built homes generally occur within 180 to 210 days from sale. Closings on speculative homes generally occur within 30 to 60 days from sale.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net loss for the year ended December 31, 2010 was ($35,108) or ($3.07) per basic and diluted share compared to net loss of ($28,983) or ($3.11) per basic and diluted share for the year ended December 31, 2009. The increase in net loss for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to decreased income tax benefit recognized as well as increased general and administrative expenses. Partially offsetting the increase in net loss for 2010 compared to 2009 was decreased losses in our active adult and primary residential communities operations substantially related to profits realized from closings at Seasons at Tradition, increased pre-tax profits from sales of commercial and industrial sales and decrease in interest expense.

Revenues from active adult operations increased $4,345 or 13.3% for the year ended December 31, 2010 compared to the same period in 2009. Expenses from active adult operations increased $3,775 or 9.9% for the year ended December 31, 2010 compared to the same period in 2009. The increase in revenues for fiscal year 2010 is primarily attributable to the commencement of closings during 2010 at Seasons at Tradition and closings from CantaMia which we acquired on October 25, 2010. The increase in expenses is attributable to higher volume of house closings. The average sales price on closings from active adult homebuilding operations during 2010 was $195 compared to $242 during 2009. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during 2010 was approximately 28% compared to approximately 16% during 2009. The increase in average contribution margins is attributable to the closings from Seasons at Tradition as a result of our acquisition price. During 2010, at Seasons at Tradition and CantaMia, we had 72 and 14 closings, respectively, with an aggregate dollar value of approximately $10,981 and $2,872, respectively. As of December 31, 2010, we have 16 completed homes remaining in inventory at Seasons at Tradition. Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.

Revenues from primary residential operations decreased $12,759 or 47.3% for the year ended December 31, 2010 compared to the same period in 2009. Expenses from primary residential operations decreased $14,578 or 41.6% for the year ended December 31, 2010 compared to the same period in 2009. The decrease in revenues is primarily attributable to decreased closings and average sales prices. The decrease in expenses is attributable to lower volume of closings. During the year ended December 31, 2010, we recorded impairment charges in our primary residential operations of approximately $252 compared to approximately $1,449 for the year ended December 31, 2009 from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for 2010 was $219 compared to $166 for 2009. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for 2010 was approximately 1% compared to approximately 6% for 2009. Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

RESULTS OF OPERATIONS – continued

The amount and types of commercial and industrial and other non-core residential land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales decreased $4,113 for the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year ended December 31, 2010, we realized pre-tax profits of $3,717 on revenues of $4,712 from sales of commercial, industrial and other land. During the year ended December 31, 2009, we realized pre-tax profits of $316 on revenues of $8,825 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales decreased $8,146 for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in expenses is attributable to lower volume of closings of commercial and industrial and other non-core residential land sales.

During the year ended December 31, 2009, our impairment assessment resulted in impairment charges of $13,739, which included $1,820 related to homes completed or under construction and $11,919 related to LLCs, which are consolidated for financial reporting purposes.

Revenues from other operations increased $490 or 49.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Expenses from other operations increased $586 or 74.7% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increases in revenues and expenses are primarily attributable to increased volume of real estate transactions from resale operations in Solivita.

Interest income decreased $67 or 10.2% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease is primarily attributable to decreased interest rates earned and lower cash balances on our cash and cash equivalents during 2010 as compared to 2009.

During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,783 (which is included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009).

General and administrative expenses increased $814 or 4.1% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase is primarily due to an increase in professional fees as a result of legal and accounting expenses incurred of approximately $1,800 for the JEN Transaction and increases in compensation expense as a result of approximately $1,400 of severance compensation due under contract with our former chief executive officer who retired on November 15, 2010.

Interest expense decreased $1,326 or 19.3% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in interest expense is primarily attributable to the decrease in outstanding indebtedness during 2010 compared to 2009 as a result of our repurchase of 4.50% Notes and repayment of the Amended and Restated Credit Agreement.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

RESULTS OF OPERATIONS – continued

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $589 or 16.0% for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decreases are primarily attributable to reductions in real estate taxes and property maintenance costs as well as an increase in miscellaneous income. These decreases were partially mitigated by an increase in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the year ended December 31, 2010, we recognized charges of $291 compared to $592 during the year ended December 31, 2009. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also included in other real estate expenses for the year ended December 31, 2010 are non-capitalizable expenditures of $324 compared to $341 for the year ended December 31, 2009 related to the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2010. During 2009, we recognized impairment losses of $8,108.

Income tax benefit was provided for at an effective tax rate of 1.0% for the year ended December 31, 2010 compared to 53.1% for the year ended December 31, 2009. In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the year ended December 31, 2010, we recognized an increase of $12,103 in the valuation allowance.  As of December 31, 2010, our deferred tax asset valuation allowance was $22,522. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

Revenues from active adult operations decreased $9,887 or 23.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Expenses from active adult operations decreased $10,999 or 22.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to decreased closings and lower average sales prices.  The decrease in expenses for fiscal year 2009 is attributable to lower volume of closings and goodwill impairment charges of $1,685 recorded during fiscal year 2008. The average sales price on closings from active adult homebuilding operations for the year ended December 31, 2009 was $242 compared to $273 for the year ended December 31, 2008. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations for the year ended December 31, 2009 was approximately 16% compared to approximately 27% for the year ended December 31, 2008.  Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations. We experienced increased defaults in payments of club dues for our amenities compared to previous years.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

RESULTS OF OPERATIONS – continued

Revenues from primary residential operations decreased $11,249 or 29.4% for the year ended December 31, 2009 compared to the same periods in 2008. Expenses from primary residential operations decreased $46,279 or 56.9% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases in revenues are primarily attributable to lower average sales prices in our primary residential homebuilding communities. The decreases in expenses was attributable to impairment losses of approximately $1,449 for fiscal year 2009 compared to $4,543 for fiscal year 2008 related to homes completed or under construction. In addition, we recorded $29,789 of impairment charges during fiscal year 2008 related to land developed and/or held for future development in our primary residential homebuilding communities. The average sales price on closings from primary residential homebuilding operations for the year ended December 31, 2009 was $166 compared to $263 for the year ended December 31, 2008. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for fiscal year 2009 was approximately 6% compared to approximately 12% for fiscal year 2008. Included in the results from primary residential operations was divisional overhead allocated among several communities and our amenity operations. We experienced increased defaults in payments of club dues for our amenities compared to previous years.

The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales decreased $11,340 for the year ended December 31, 2009 compared to the year ended December 31, 2008. During the year ended December 31, 2009, we realized pre-tax losses of $316 on revenues of $8,825 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales decreased $21,178 for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in expenses was attributable to lower volume of closings of commercial and industrial and other land sales.

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

During 2008, an entity in which we own a 50% interest sold all of its real estate assets. This sale generated a pre-tax loss of approximately $7,100. This loss was included in our equity loss from unconsolidated entities of $7,812 for 2008.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

RESULTS OF OPERATIONS – continued

Revenues from other operations decreased $542 or 35.3% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Expenses from other operations decreased $746 or 48.8% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases in revenues and expenses were primarily attributable to decreased volume of transactions from our title insurance agency operations.

Interest income decreased $1,796 or 73.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases were primarily attributable to decreased interest rates earned on our cash and cash equivalents during 2009 as compared to 2008.

On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,365 which was included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $418 which was included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. This repurchase resulted in a pre-tax gain during the fourth quarter of 2008 of approximately $6,931 including the write-off of approximately $1,000 of deferred finance costs.

General and administrative expenses decreased $2,694 or 12.0% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decreases were primarily due to decreases in compensation expense and share-based compensation expense. The decrease in share-based compensation was due to the recording  during 2008 of $1,089 in accordance with ASC 718 as a result of amendments to performance conditioned restricted stock units, previously granted to certain employees, which converted into an equal number of shares of restricted common stock. Each employee made an Internal Revenue Code Section 83(b) election (the “Section 83(b) election”) with respect to all the shares of restricted stock, Avatar agreed to vest a number of shares of restricted stock having a value approximately equal to the tax withholding amount required as a result of the Section 83(b) election, at the minimum statutory withholding rates applicable to the employee, and such shares were repurchased by Avatar.

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

Interest expense increased $2,575 or 60.1% for the year ended December 31, 2009 compared to the same period in 2008. The increase in interest expense was primarily attributable to the decrease in the amount of interest expense capitalized due to decreases in development and construction activities in our various projects.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $4,736 or 56.2% for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease was primarily attributable to reductions in real estate taxes and property maintenance costs as well as an increase in miscellaneous income. These decreases were partially mitigated by an increase in charges related to the required utilities improvements of more than 8,000 residential homesites in Poinciana and Rio Rico substantially sold prior to the termination of the retail homesite sales programs in 1996. During the year ended December 31, 2009, we recognized charges of $592 compared to $710 during the year ended December 31, 2008. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also included in other real estate expenses for the year ended December 31, 2009 were non-capitalizable expenditures of $341 related to the Poinciana Parkway.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

RESULTS OF OPERATIONS – continued

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult and primary residential communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land.

Cash Flows

As of December 31, 2010, our cash and cash equivalents totaled $115,502. As of December 31, 2010, total consolidated indebtedness was $77,057, including $64,445 carrying amount of our 4.50% Notes, $12,000 in obligations from the JEN Transaction and borrowings of $612 secured financing, compared to borrowings of $119,002 as of December 31, 2009. Additionally, we had $8,422 in restricted cash of which $7,840 is posted to collateralize outstanding letters of credit.

On October 25, 2010, Avatar acquired from JEN a portfolio of real estate assets in Arizona and Florida. The purchase price was approximately $62,000 consisting of cash, stock and notes, plus an earn-out of up to $8,000 in common stock. Additionally, we agreed to reimburse development, construction and operating expenditures made by JEN from August 1, 2010 to October 25, 2010 of approximately $3,600. The purchase price consists of $33,600 in cash (including the aforementioned $3,600), $20,000 in restricted common stock which resulted in the issuance of 1,050,572 shares subject to a two-year lock up agreement, and $12,000 of promissory notes divided equally into two $6,000 notes, one with a 1-year maturity and the second with a 2-year maturity. In addition, the agreement provides for the payment of up to $8,000 in common stock (up to 420,168 shares), depending upon the achievement of certain agreed upon metrics related to the CantaMia project by December 31, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES – continued

For the year ended December 31, 2010, net cash used in operating activities amounted to $10,438, as a result of $7,840 used to collateralize outstanding letters of credit and $36,150 of cash used to fund operating losses. Offsetting cash used was $33,627 received in income tax refunds. Net cash used in investing activities amounted to $33,422 due primarily to our investment of $33,303 (adjusted to reflect pro-rated real estate taxes) in the JEN Transaction. Net cash used by financing activities of $57,770 was attributable to $57,681 used for the repayment of borrowings of which $55,881 related to the payoff of the Amended Unsecured Credit Facility in May 2010 as described below.

For the year ended December 31, 2009, net cash provided by operating activities amounted to $11,807, primarily as a result of $21,356 we received in income tax refunds related to taxable losses generated during fiscal 2009 and the monetization of inventory of $29,084 partially offset by decreases in accrued liabilities and customer deposits of $2,964 and $737, respectively. Net cash used in investing activities amounted to $621 primarily as a result of expenditures of $422 on the Poinciana Parkway. Net cash provided by financing activities was $30,550 primarily as a result of net proceeds of $42,296 from the public offering of our common stock. Partially offsetting the net cash provided by financing activities was the repurchase for $11,627 of $14,076 principal amount of the 4.50% Notes and the repayment of $119 in real estate debt.

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

In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010, including the JEN Transaction, we believe the properties acquired will satisfy the required replacement property; however, we are uncertain as to the final determination. If it is determined that we have not acquired a sufficient amount of replacement property, we may be required to make an income tax payment plus interest on the portion not replaced as of December 31, 2010.

Financing

7.50% Notes and 4.50% Notes

On January 31, 2011, Avatar and API entered into an Underwriting Agreement with the Underwriter. Pursuant to the Underwriting Agreement, Avatar agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Notes. The 7.50% Notes were sold to the Underwriter at 95.75% of the principal amount of the 7.50% Notes, and were sold to the public at a purchase price of 100% of the principal amount of the 7.50% Notes, plus accrued interest, if any, from February 4, 2011.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

LIQUIDITY AND CAPITAL RESOURCES – continued

On February 4, 2011, Avatar completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes is registered pursuant to the Registration Statement filed by Avatar with the SEC. Net proceeds to Avatar from the sale of the 7.50% Notes is approximately $95,350 after deducting the Underwriter’s discount of 4.25% and expenses estimated at approximately $400. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including the 4.50% Notes, which notes may be put to Avatar pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by Avatar at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171. As of March 16, 2011, $47,039 principal amount of the 4.50% Notes remain outstanding.

The 7.50% Notes are governed by the Base Indenture and the Supplemental Indenture, together the Indenture, both dated as of February 4, 2011, between Avatar and Wilmington Trust FSB, as trustee, and include the following terms:

Interest: Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning on August 15, 2011.

Conversion: Holders may convert the 7.50% Notes into shares of Avatar’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The 7.50% Notes are convertible at an initial conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to an initial conversion price of approximately $30.00 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the Indenture. Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.

Financial covenants: The Indenture includes the following financial covenants:

•	until February 15, 2014, Avatar will maintain, at all times, cash and cash equivalents of not less than $20,000;

•
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time excluding, for purposes of this covenant, until April 5, 2011, Avatar’s outstanding 4.50% Notes;

•
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes, (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014 and (c) until April 5, 2011, amounts outstanding under Avatar’s 4.50% Notes.

Repurchase Right: Holders of the 7.50% Notes have the right to require Avatar to repurchase the Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

Redemption Right: Avatar may, at any time on or after February 15, 2014, at its option, redeem for cash all or any portion of the outstanding 7.50% Notes, but only if the last reported sale price of Avatar’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date Avatar provides the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the Indenture are met.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

LIQUIDITY AND CAPITAL RESOURCES – continued

On March 30, 2004, we issued $120,000 aggregate principal amount of 4.50% Notes in a private offering. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries.

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

FASB ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component.

As of December 31, 2010 and 2009, the 4.50% Notes and the equity component associated with ASC 470-20 was comprised of the following:

	December 31	December 31
	2010	2009
4.50% Notes
Principal amount	$64,804	$64,804
Unamortized discount	(359)	(1,794)
Net carrying amount	$64,445	$63,010

Equity Component, net of income tax benefit	$13,737	$13,737

The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of December 31, 2010, the remaining expected life over which the unamortized discount will be recognized is less than one year. We recognized $1,435, $1,549 and $2,665 in non-cash interest charges related to the amortization of the discount during the years ended December 31, 2010, 2009 and 2008, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) -- continued

LIQUIDITY AND CAPITAL RESOURCES – continued

Credit Agreement; Secured Obligations; Performance Bonds

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

On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,042 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to collateralize letters of credit.  In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which had the effect of terminating all parties’ obligations under the credit facility, effective as of May 17, 2010. As of December 31, 2010, approximately $7,840 remains deposited to collateralize outstanding letters of credit.

As of December 31, 2010, we have approximately $501 outstanding from secured obligations related to the JEN Transaction. On October 25, 2010, we entered into an agreement with Mutual of Omaha Bank whereby Avatar became the Substitute Guarantor under a $3,000 construction loan facility made by Mutual of Omaha to Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) and JCH Group, LLC. This construction loan facility bears interest at prime plus 2% with a minimum floor of 6%. The maturity date of this facility is May 12, 2011. As of December 31, 2010, $396 was outstanding. As of December 31, 2010, the interest rate on this facility was 6%. In addition, we have notes payable of $105 to the seller of 7 lots secured by deeds of trust that are non-interest bearing with principal maturity due at the earlier of March 2011 and June 2011 or the closing of the lot by a third party.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2010, we had outstanding performance bonds of approximately $9,007. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the "Poinciana Parkway"). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to commencing construction of the road.  We have obtained an extension of our South Florida Water Management District permit to February 14, 2018.  In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County.  Pursuant to the amendments to our agreements with Osceola County in December 2010 and the amendment to our agreement with Polk County in October 2010, funding for the Poinciana Parkway is to be obtained by and construction of the Poinciana Parkway is to be commenced by February 14, 2012.  Pursuant to the amendments to our agreements with both Counties, construction of the Poinciana Parkway is to be completed by May 7, 2014, subject to extension for Force Majeure.  We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2012, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

LIQUIDITY AND CAPITAL RESOURCES – continued

Osceola County and Avatar are still attempting to obtain federal and/or state funds for development of the Poinciana Parkway, including highway tax bill monies, a newly announced federal transportation grant and a federal loan. We cannot predict whether any federal or state funds will be available.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2010, approximately $47,449 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2010. Non-capitalizable expenditures of $324 and $341 related to the Poinciana Parkway were expensed during 2010 and 2009, respectively. At December 31, 2010, the carrying value of the Poinciana Parkway is $8,452.

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of December 31, 2010, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate, the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2011. (See “Results of Operations – Fiscal Year 2011 Outlook.”)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

OFF-BALANCE SHEET ARRANGEMENTS

GAAP requires a variable interest entity (“VIE”) to be consolidated with a company which is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.

Avatar’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by Avatar to a VIE. We examine specific criteria and use judgment when determining if Avatar is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between Avatar and the other partner(s) and contracts to purchase assets from VIEs.

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement. We analyze these entities when they are entered into or upon a reconsideration event.

Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $143 and $42 to these unconsolidated entities in 2010 and 2009, respectively.

As of December 31, 2010, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except per share data) – continued

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table reflects contractual obligations as of December 31, 2010:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years years

Long-Term Debt Obligations	$77,057	$6,612	$6,000	-	$64,804	(2)
Interest Obligations on Long-Term Debt	$47,386	$2,916	$5,832	$5,832	$24,058
Operating Lease Obligations	$4,395	$1,562	$2,112	$722	$-
Purchase Obligations – Residential Development	$7,059	$7,059	$-	$-	$-
Compensation Obligations	$6,814	$2,726	$2,238	$1,850	$-
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	$20,288	$1,000	$2,000	$2,000	$15,288

(1) Excluded from this table are future costs related to the Poinciana Parkway (described above) since timing and amount of future costs are currently estimated.
(2) Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes.

Long-term debt obligations represent:

•
$64,804 outstanding under the 4.50% Notes; however, holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019, or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes

•	$110 community development district obligations associated with Sterling Hill in Hernando County, Florida, payable by 2010
•	Two notes for $6,000 bearing interest at 6% with maturity dates of October 25, 2011 and October 25, 2012
•
$396 construction loan facility bearing interest at prime plus 2% with a minimum floor of 6%. The maturity date of this facility is May 12, 2011 and $105 notes payable to the seller of 7 lots secured with principal maturity due at the earlier of March 2011 and June 2011 or the closing of the lot by a third party.

Purchase obligations (residential development) represent purchase commitments of $7,059 as of December 31, 2010 for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes. Compensation obligations represent compensation to executives pursuant to employment contracts.

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

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings),  Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, including our recent JEN Transaction and other factors as are described in Item 1A (Risk Factors) of this Form 10-K.  At least 80% of active adult homes are intended for occupancy by at least one person 55 years or older.  Readers are cautioned not to place undue reliance on any forward-lacking statements contained herein, which reflect management's opinions only as of the date hereof.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we assessed the effectiveness of internal control over financial reporting of Avatar Holdings Inc. and its subsidiaries as of the end of the period covered by this annual report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, that audited the consolidated financial statements of Avatar Holdings Inc. and its subsidiaries included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting. The attestation report follows this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Avatar Holdings Inc.

We have audited Avatar Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Avatar Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Avatar Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Avatar Holdings Inc. and subsidiaries and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Avatar Holdings Inc.

We have audited the accompanying consolidated balance sheets of Avatar Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avatar Holdings Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Avatar Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 16, 2011

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)

	December 31	December 31
	2010	2009
Assets
Cash and cash equivalents	$115,502	$217,132
Restricted cash	8,422	699
Receivables, net	6,434	6,656
Income tax receivable	1,766	35,018
Land and other inventories	326,710	264,236
Property and equipment, net	45,514	48,010
Poinciana Parkway	8,452	8,482
Investment in and notes receivable from unconsolidated entities	5,194	5,321
Prepaid expenses and other assets	10,242	9,165
Goodwill	17,215	-
Total Assets	$545,451	$594,719

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$3,743	$2,014
Accrued and other liabilities	6,929	5,293
Customer deposits and deferred revenues	2,557	2,874
Earn-out liability	4,388	-
Estimated development liability for sold land	20,288	20,417
Notes, mortgage notes and other debt:
Corporate	76,445	63,010
Real estate	612	55,992
Total Liabilities	114,962	149,600

Commitments and Contingencies

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 15,562,732 shares at December 31, 2010
14,013,912 shares at December 31, 2009	15,563	14,014
Additional paid-in capital	305,672	286,096
Retained earnings	187,820	222,928
	509,055	523,038
Treasury stock: at cost, 2,662,106 shares at December 31, 2010 and 2,658,461 at December 31, 2009	(79,010)	(78,937)
Total Avatar stockholders’ equity	430,045	444,101
Non-controlling interest	444	1,018
Total Equity	430,489	445,119

Total Liabilities and Stockholders' Equity	$545,451	$594,719

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands except per-share amounts)

	For the year ended December 31
	2010	2009	2008
Revenues
Real estate revenues	$57,259	$69,104	$102,210
Interest income	580	657	2,453
Other	1,299	3,740	5,703
Total revenues	59,138	73,501	110,366

Expenses
Real estate expenses	68,220	86,750	134,414
Impairment charges	660	21,847	83,811
General and administrative expenses	20,508	19,694	22,388
Interest expense	5,531	6,857	4,282
Total expenses	94,919	135,148	244,895

Equity loss from unconsolidated entities	(276)	(196)	(7,812)

Income (loss) before income taxes	(36,057)	(61,843)	(142,341)
Income tax benefit (expense)	375	32,860	32,465

Net loss (including net loss attributable to non-controlling interests)	(35,682)	(28,983)	(109,876)

Less: Net loss attributable to non-controlling interests	574	-	-

Net loss attributable to Avatar	$(35,108)	$(28,983)	$(109,876)

Basic and Diluted Loss Per Share	$(3.07)	$(3.11)	$(12.85)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

	Common Stock		Additional Paid-in	Non-Controlling	Retained	Treasury Stock
	Shares	Amount	Capital	Interest	Earnings	Shares	Amount
Balance at January 1, 2008	11,076,644	$11,077	$238,146	$-	$361,787	(2,551,232)	$(75,989)
Issuances from exercise of earnings participation stock award	4,566	4	212	-	-	-	-
Issuances from exercise of stock options and restricted stock units	164,170	164	387	-	-	-	-
Shares withheld for statutory minimum withholding taxes related to issuance of restricted stock units and earnings participation stock award	(52,021)	(52)	(1,435)	-	-	-	-
Issuances of restricted stock	294,900	295	794	-	-	-	-
Repurchase of restricted stock to satisfy employee statutory minimum withholding taxes	-	-	-	-	-	(107,229)	(2,948)
Tax benefit from exercise of restricted stock units and stock options	-	-	920	-	-	-	-
Amortization of restricted stock units and stock options	-	-	2,810	-	-	-	-
Repurchase of 4.50% Notes	-	-	3,215	-	-	-	-
Net loss	-	-	-	-	(109,876)	-	-
Balance at December 31, 2008	11,488,259	11,488	245,049	-	251,911	(2,658,461)	(78,937)

Issuance of common stock	2,514,391	2,515	39,782	-	-	-	-
Issuances of restricted stock units and stock units	11,262	11	(11)	-	-	-	-
Tax benefit from exercise of restricted stock units and stock units	-	-	(830)	-	-	-	-
Amortization of restricted stock units and stock units	-	-	2,138	-	-	-	-
Repurchase of 4.50% Notes	-	-	(32)	-	-	-	-
Capital contributions from on-controlling interest in unconsolidated entities	-	-	-	1,018	-	-	-
Net loss	-	-	-	-	(28,983)	-	-
Balance at December 31, 2009	14,013,912	$14,014	$286,096	$1,018	$222,928	(2,658,461)	$(78,937)

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity – continued
(Dollars in thousands)

	Common Stock		Additional Paid-in	Non-Controlling	Retained	Treasury Stock
	Shares	Amount	Capital	Interest	Earnings	Shares	Amount
Issuance of common stock in JEN Transaction	1,050,572	$1,051	$18,648	$-	$-	-	$-
Issuances of restricted stock units and stock units	498,248	498	(514)	-	-	-	-
Repurchase of restricted stock to satisfy employee statutory minimum withholding taxes	-	-	-	-	-	(3,645)	(73)
Amortization of restricted stock units and stock units	-	-	1,442	-	-	-	-
Net loss attributable to non- controlling interests	-	-	-	(574)	-	-	-
Net loss	-	-	-	-	(35,108)	-	-
Balance at December 31, 2010	15,562,732	$15,563	$305,672	$444	$187,820	(2,662,106)	$(79,010)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31
	2010	2009	2008
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(35,682)	$(28,983)	$(109,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,794	5,246	6,758
Amortization of stock based compensation	1,442	2,138	4,117
Impairment of goodwill	-	-	1,685
Impairment of land and other inventories	660	13,739	51,898
Impairment of Poinciana Parkway	-	8,108	30,228
Gain from repurchase of 4.50% Notes	-	(1,783)	(5,286)
Equity loss from unconsolidated entities	276	196	7,812
Distributions (return) of earnings from an unconsolidated entity	(53)	341	(292)
Deferred income taxes	-	1,388	(10,962)
Excess income tax benefit from exercise of stock options and restricted stock units	-	-	(920)
Changes in operating assets and liabilities:
Restricted cash	(7,723)	915	1,547
Receivables and income tax receivable	33,546	(16,410)	(16,429)
Notes receivable from sale of land to an unconsolidated entity	-	-	(3,669)
Land and other inventories	(6,300)	29,084	35,665
Prepaid expenses and other assets	(832)	1,529	5,224
Accounts payable and accrued and other liabilities	(488)	(2,964)	(5,188)
Earn-out liability	239	-	-
Customer deposits and deferred revenues	(317)	(737)	(1,305)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,438)	11,807	(8,993)

INVESTING ACTIVITIES
Investment in property and equipment	(53)	(131)	(803)
Return from (investment in) Poinciana Parkway	30	(422)	(13,745)
Investment related to JEN Transaction	(33,303)	-	-
Investment in unconsolidated entities	(96)	(68)	(1,626)
NET CASH USED IN INVESTING ACTIVITIES	(33,422)	(621)	(16,174)

FINANCING ACTIVITIES
Proceeds from Amended Unsecured Credit Facility	-	-	56,000
Proceeds from exercise of stock options	-	-	500
Excess income tax benefit from exercise of restricted stock units and stock options	-	-	920
Net proceeds from issuance of common stock	-	42,296	-
Repurchase of 4.50% Notes	-	(11,627)	(28,112)
Principal payments of real estate borrowings	(57,681)	(119)	(15,855)
Payment of debt issuance costs	-	-	(655)
Payment of withholding taxes related to restricted stock and units withheld	(89)	-	(4,493)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(57,770)	30,550	8,305

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,630)	41,736	(16,862)

Cash and cash equivalents at beginning of year	217,132	175,396	192,258

CASH AND CASH EQUIVALENTS AT END OF YEAR	$115,502	$217,132	$175,396

NON-CASH FINANCING ACTIVITES
Notes, mortgage notes and other debt from the JEN Transaction	$14,301	$-	$-

See notes to consolidated financial statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

The preparation of our financial statements in conformity with accounting principles accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

Due to our normal operating cycle being in excess of one year, Avatar presents unclassified consolidated balance sheets.

Certain 2009 and 2008 financial statement items have been reclassified to conform to the 2010 presentation.

JEN Transaction

During October 2010 (“the acquisition date”), we acquired from entities affiliated with JEN Partners LLC (“JEN”) a portfolio of real estate assets in Arizona and Florida (the “JEN Transaction”). The purchase price was approximately $62,000, consisting of cash, stock and promissory notes, plus an earn-out of up to $8,000 in common stock. Additionally, we agreed to reimburse development, construction and operating expenditures made by JEN from August 1, 2010 to October 25, 2010 of approximately $3,600.

The assets and properties acquired in the JEN Transaction include:

Arizona Assets:
• CantaMia - a 1,781-unit active adult community located in the Estrella Mountain Ranch Master Plan Community in Goodyear, Arizona. CantaMia is composed of three phases. On October 25, 2010, we acquired phase 1 consisting of 593 partially or fully developed lots, 29 houses under construction, a recreation center scheduled to open during March 2011 and a fully finished sales center; and an option for phases 2 and 3 consisting of 1,138 undeveloped lots. The option price for phases 2 and 3 approximates $9,600, of which $1,000 was paid during December 2010.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

JEN Transaction - continued

• Various Arizona Properties - includes 99 fully developed lots, 15 houses completed or under construction and 16 developed lots for which we have an option to acquire.

• Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) - a Phoenix-based private home builder and the developer of CantaMia.

Florida Assets:

• Sharpe properties - 445 acres located in Orange County, Florida, comprised of 839 partially developed single-family and townhome lots, a multi-family tract, and a two-acre commercial site.

The acquisition date fair value of the consideration transferred totaled $69,085, which consisted of $33,600 in cash (including the aforementioned $3,600), $19,698 in restricted common stock which resulted in the issuance of 1,050,572 shares subject to a two-year lock up agreement, $12,000 of notes divided equally into two $6,000 notes, one with a one-year maturity and the second with a two-year maturity and contingent consideration (earn-out) of $4,149. At closing, we entered into an earn-out agreement with the seller which provides for the payment of up to $8,000 in common stock (up to 420,168 shares), depending upon the achievement of certain agreed upon metrics related to the CantaMia project by December 31, 2014. We estimated the fair value of the earn-out using a probability-weighted discounted cash flow model. This fair value measurement is based on a discounted cash flow and thus represents a Level 3 measurement as defined in ASC 820 (see Note Q). As of December 31, 2010, there were no significant changes in the range of outcomes of the earn-out compared to the acquisition date. As of December 31, 2010, the earn-out liability increased to $4,388 as a result of an increase in Avatar’s stock price as of December 31, 2010 compared to the acquisition date. Legal and accounting expenses incurred for the JEN Transaction was approximately $1,800 and is included in general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

October 25, 2010

Land and other inventories	$57,824
Less: Net liabilities assumed	(5,954)
Net identifiable assets acquired	$51,870
Goodwill	17,215
Net assets acquired	$69,085

Included in our consolidated statement of operations from the acquisition date to the period ending December 31, 2010 are revenues of $4,408 and losses of $1,025 from the operations related to the assets and properties acquired in the JEN Transaction.

The following represents the pro forma consolidated statement of operations as if the JEN Transaction had been included in the consolidated results of Avatar for the entire years ending December 31, 2010 and 2009:

	2010	2009
Total revenues	$66,112	$76,410
Net Loss	$37,619	$29,602

Mr. Joshua Nash, our Chairman of the Board of Directors, and Mr. Paul Barnett, a member of our Board of Directors, in the aggregate own a 1.5% indirect limited partnership interest in the JEN affiliates from which we purchased the above assets. Neither Mr. Nash nor Mr. Barnett voted on the JEN Transaction.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $725 and $330 as of December 31, 2010 and 2009, respectively. As of December 31, 2010, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Restricted cash includes deposits of $8,422 and $699 as of December 31, 2010 and 2009, respectively. The balance as of December 31, 2010 is comprised primarily of $7,840 on deposit with Wells Fargo, N.A. to collateralize letters of credit outstanding under the credit facility and $582 of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $100 and $383 as of December 31, 2010 and 2009, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

Receivables, net

Receivables, net includes amounts in transit or due from title companies for house closings; membership dues related to our amenity operations; and contracts and mortgage notes receivable from the sale of land.

Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of December 31, 2010 and 2009, there was $1,766 and $35,018, respectively, of income tax receivables. During 2010 we received tax refunds of $33,627.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis. During 2010, our impairment assessment resulted in impairment charges of $660 which related to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during 2010. As of December 31, 2010, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

The impairment charges for the years ended 2010, 2009, and 2008 reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During 2010, we recorded impairment charges of $660 relating to homes completed or under construction. The following significant trends were utilized in the evaluation of our land and other inventories for impairment:

Active Adult Communities

The average price on sales closed from active adult homebuilding operations during 2010 was $195 compared to $242 during 2009. Our average sales price on sales contracts entered into during 2010 was $197 compared to $211 during 2009. The decreases in average sales prices for sales and closings were due to the lower sales prices at Seasons at Tradition compared to Solivita. Additionally, the average contribution margin on closings from active adult homebuilding operations was approximately 28% during 2010 compared to approximately 16% during 2009. The increase in average contribution margins on closings from active adult homebuilding operations is attributable to the closings at Seasons at Tradition which generated higher margins as a result of our acquisition price. During 2010, at Seasons at Tradition, we had 72 closings with an aggregate dollar value of approximately $10,981. As of December 31, 2010, we had 16 completed homes remaining in inventory at Seasons at Tradition.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Land and Other Inventories – continued

Primary Residential Communities

The average price on sales closed from primary residential homebuilding operations during 2010 was $219 compared to $166 during 2009. Our average sales price on sales contracts entered into during 2010 was $241 compared to $157 during 2009. The increases in average sales price were due to changes in mix between our lower and higher price communities. The average contribution margin on closings from primary residential homebuilding operations was approximately (1%) during 2010 compared to approximately 6% during 2009.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during 2010 and 2009 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Except for those primary residential communities recently acquired in the JEN Transaction, build-out of our active adult and primary residential communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Land and Other Inventories – continued

Except for those primary residential communities recently acquired in the JEN Transaction, build-out of our active adult and primary residential communities generally exceeds five years.. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

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

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectibility and potential delinquency of the fees due for our amenities.  During 2009, we recorded an impairment expense of approximately $2,100 related to the amenities at Terralargo due to the sale to an LLC which we consolidate.  As of December 31, 2010 no impairments existed for Property and Equipment.

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

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2010. During 2009 and 2008, we recognized impairment losses of $8,108 and $30,228, respectively. Non-capitalizable expenditures of $324 and $341 related to the Poinciana Parkway were expensed during 2010 and 2009, respectively. At December 31, 2010, the carrying value of the Poinciana Parkway is $8,452.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are significant components of our consolidated balance sheets. Our policies regarding the valuation of intangible assets affect the amount of future amortization and possible impairment charges we may incur. Assumptions and estimates about future values of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of December 31, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. We consider our Active Adult Communities segment to be individual reporting unit which is also an individual operating segment. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the synergies of the combination as of the acquisition date. We concluded the business combination from the JEN Transaction benefited our active adult communities reporting segment. The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

The determination of fair value utilizes an evaluation of historical and forecasted operating results and other estimates. Fair value measurements are generally determined through the use of valuation techniques that may include a discounted cash flow approach, which reflects our own assumptions of what market participants would use in pricing the asset or liability.

During the year, we monitor the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

On October 25, 2010, we recorded goodwill of $17,215 as a result of the JEN Transaction which was allocated to our active adult reporting segment. As a result of our annual impairment goodwill test we did not record any impairment losses as of December 31, 2010.

We generally perform our annual test as of December 31 each year unless facts and circumstances warranted more frequent evaluations. During the fourth quarter of 2008, the market for homes in the geographic areas in which our developments are located was severely and negatively impacted by the dislocations in the financial markets and the collapse or near collapse of major financial institutions.  During 2008, we recorded an impairment charge of $1,685 relating to the goodwill associated with our active adult community reporting unit, which until October 25, 2010 represented our only goodwill.

Revenues

In accordance with ASC 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser's initial and continuing investment is adequate, all financing is considered collectible and there is no significant continuing involvement.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2010, 2009 and 2008, advertising costs totaled $1,342, $725 and $1,330, respectively, and are included in Real Estate Expenses in the accompanying consolidated statements of operations.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

During the years ended December 31, 2010, 2009 and 2008, changes in the warranty reserve consist of the following:

	2010	2009	2008

Warranty reserve as of January 1	$458	$468	$1,134
Estimated warranty expense	517	633	711
Amounts charged against warranty reserve	(498)	(643)	(1,377)
Warranty reserve as of December 31	$477	$458	$468

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

ASC 740 provides guidance in the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, these provisions also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009 which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2010.

On October 25, 2010, we received notification from the Internal Revenue Service that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 are being examined. At this time it is not determinable as to the outcome of their examination as the IRS is in the preliminary stages of its review.

Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations as income tax expense.

In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010, including the JEN Transaction, we believe the properties acquired will satisfy the required replacement property; however, we are uncertain as to the final determination. If it is determined that we have not acquired a sufficient amount of replacement property, we may be required to make an income tax payment plus interest on the portion determined not to have been replaced as of December 31, 2010.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Non-controlling Interest

Avatar has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At December 31, 2010 and 2009, non-controlling interest was $444 and $1,018, respectively. The decrease in non-controlling interest of $574 is a result of the losses generated from these LLCs during the year ended December 31, 2010.

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

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance  awards, and stock units to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

As of December 31, 2010, an aggregate of 148,293 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 139,842 options, restricted stock units and stock units granted. There were 8,451 shares available for grant at December 31, 2010.

Cash flows resulting from tax benefits relating to tax deductions in excess of the compensation expense recognized for those options (“excess tax benefits”) are classified and reported as both an operating cash outflow and a financing cash inflow. For the years ended December 31, 2010, 2009 and 2008, we classified $0, $0 and $920, respectively, of excess tax benefits as financing cash inflows.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Repurchase of Common Stock and Notes

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of December 31, 2010, the remaining authorization is $18,304.

Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the year ended December 31, 2010 and 2009 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 1,135,903, 2,585,329 and 116,715 shares of our common stock for 2010, 2009 and 2008, respectively, due to the stock issued in connection with the JEN Transaction in 2010, equity offering in 2009 as described above, exercise of stock options, conversion of restricted stock units, stock units and conversion of 4.50% Notes. Excluded from the weighted average number of shares outstanding for 2010, 2009 and 2008 are 537,267, 127,995 and 187,671, respectively, restricted shares issued during 2010 and 2008 that are subject to vesting and performance requirements (see Note L). In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting and performance requirements are met.

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Numerator:
Basic and diluted loss per share – net loss	$(35,108)	$(28,983)	$(109,876)

Denominator:
Basic and diluted weighted average shares	11,455,466	9,306,442	8,553,433

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

In February 2010, the FASB issued ASU 2010-08, "Technical Corrections to Various Topics" ("ASU 2010-08"). ASU 2010-08 is the result of the FASB's review of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB's original intent. The FASB believes the related changes to GAAP are generally nonsubstantive in nature and will not result in pervasive changes to current practice. However, the FASB notes it is possible that the application of the guidance may result in a change to existing practice. ASU 2010-08 provides certain clarifications on embedded derivatives and hedging within ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), which caused a change in the application of that standard with respect to certain embedded derivatives. The clarifications of ASC 815 are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. All other amendments are effective for the first reporting period (including interim periods) beginning after the date this ASU was issued. The adoption of this accounting update did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements," (amendments to ASC Topic 820, "Fair Value Measurements and Disclosures") which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We adopted this guidance as of January 1, 2010. The adoption did not have a material impact on our consolidated financial position, results of operations, cash flows or related disclosures.

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations," (a consensus of the Emerging Issues Task Force) which specifies that in making the pro forma revenue and earnings disclosure requirements for business combinations, the comparative financial statements presented by public entities should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. The amended disclosure requirements are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, which is January 1, 2011 for us. As the impact of the amendments is to amend the disclosure for business combinations, the adoption of ASU No. 2010-29 will not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, "Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," (a consensus of the Emerging Issues Task Force) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, consideration should be given to whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years beginning after December 15, 2010, which is January 1, 2011 for us. Upon adoption of the amendments, assessment should be made of the reporting units with carrying amounts that are zero or negative to determine whether it is more likely than not that the reporting units' goodwill is impaired. If it is determined that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the Step 2 of the goodwill impairment test should be performed for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. We do not expect the adoption of ASU No. 2010-28 will not have an impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income (Loss)

Net loss and comprehensive loss are the same for the years ended December 31, 2010, 2009 and 2008.

NOTE B - REAL ESTATE REVENUES

The components of real estate revenues are as follows:

	For the year ended December 31
	2010	2009	2008
Primary residential	$14,209	$26,968	$38,217
Active adult communities	36,949	32,604	42,491
Commercial, industrial and other land sales	4,712	8,825	20,165
Other real estate operations	1,389	707	1,337
Total real estate revenues	$57,259	$69,104	$102,210

During the year ended December 31, 2010, we realized pre-tax profits of $3,717 on revenues of $4,712 from sales of commercial, industrial and other land. During the year ended December 31, 2009, pre-tax profits from sales of commercial and industrial land were $4,405 on aggregate revenues of $4,758 and pre-tax losses from other land sales were $4,721 on aggregate revenues of $4,067.

On December 11, 2009, Frenchman’s Yacht Club Developers, LLC (“Frenchman’s”), a Florida limited liability company in which our wholly-owned subsidiary, Avatar Properties Inc. (“Properties”), is the sole member, sold its interest in the proposed development known as Frenchman’s Yacht Club to an unrelated third party for cash and a purchase money note of $4,208. The amount of cash we received did not meet the criteria in authoritative accounting guidance to record this sale under the full accrual method of profit recognition. As a result, this transaction was accounted for under the cost recovery method. Under the cost recovery method, no profit is recognized until cash payments by the buyer, including principal and interest on the purchase money note due to us exceeds the cost of the property sold. In the Frenchman’s transaction, since we sold the property at a loss, in accordance with authoritative accounting guidance we recognized the loss of approximately $3,800 in full. The note receivable was discounted by $1,291 to the fair value for purposes of measuring the loss on this transaction. Additionally, future interest cash receipts is recorded as deferred income, and presented as a reduction to the note receivable until such time that the cumulative cash payments by the buyer exceed Avatar’s book value in the property at the time of sale.

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

See “Financial Information Relating to Industry Segments” in Note P.

NOTE C - LAND AND OTHER INVENTORIES

Land and other inventories consist of the following:

	December 31
	2010	2009
Land developed and in process of development	$166,569	$136,578
Land held for future development or sale	134,347	98,818
Homes completed or under construction	24,320	27,971
Other	1,474	869
	$326,710	$264,236

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

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation consist of the following:

	December 31
	2010	2009

Land and improvements	$26,283	$25,772
Buildings and improvements	38,462	38,695
Machinery, equipment and fixtures	13,728	13,551
Amenities construction in progress	1,064	1,037
	79,537	79,055
Less accumulated depreciation	(34,023)	(31,045)
	$45,514	$48,010

Amenities owned by Avatar and which are not held for future transfer to homeowners associations are included in property and equipment.  The book values of these amenities (excluding amenities construction in progress) were $43,753 and $44,850 as of December 31, 2010 and 2009, respectively.

Depreciation charged to operations during 2010, 2009 and 2008 was $3,091, $3,462 and $3,820, respectively.

NOTE E – POINCIANA PARKWAY

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the "Poinciana Parkway"). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to commencing construction of the road.  We have obtained an extension of our South Florida Water Management District permit to February 14, 2018.  In July 2008 and August 2008, we entered into amended and restated agreements with Osceola County and Polk County.  Pursuant to the amendments to our agreements with Osceola County in December 2010 and the amendment to our agreement with Polk County in October 2010, funding for the Poinciana Parkway is to be obtained by and construction of the Poinciana Parkway is to be commenced by February 14, 2012.  Pursuant to the amendments to our agreements with both Counties, construction of the Poinciana Parkway is to be completed by May 7, 2014, subject to extension for Force Majeure.  We advised the Counties that the current economic downturn has resulted in our inability to: (i) conclude negotiations with potential investors; or (ii) obtain financing for the construction of the Poinciana Parkway.

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2012, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with Avatar is to cancel such agreement if Avatar does not construct the Poinciana Parkway. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Osceola County and Avatar are still attempting to obtain federal and/or state funds for development of the Poinciana Parkway, including highway tax bill monies, a newly announced federal transportation grant and a federal loan. We cannot predict whether any federal or state funds will be available.

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

NOTE E – POINCIANA PARKWAY - continued

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2010, approximately $47,449 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2010. Non-capitalizable expenditures of $324 and $341 related to the Poinciana Parkway were expensed during 2010 and 2009, respectively. At December 31, 2010, the carrying value of the Poinciana Parkway is $8,452.

NOTE F - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	December 31
	2010	2009
Gross unexpended costs	$26,197	$26,389
Less costs relating to unsold homesites	(5,909)	(5,972)

Estimated development liability for sold land	$20,288	$20,417

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges of approximately $291, $592 and $710 during 2010, 2009 and 2008, respectively, associated with these obligations. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

NOTE G – VARIABLE INTEREST ENTITIES

GAAP requires a variable interest entity (“VIE”) to be consolidated with a company which is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.

Avatar’s variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by Avatar to a VIE. We examine specific criteria and use judgment when determining if Avatar is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between Avatar and the other partner(s) and contracts to purchase assets from VIEs.

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement. We analyze these entities when they are entered into or upon a reconsideration event.

NOTE G – VARIABLE INTEREST ENTITIES - continued

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

We determined that these entities qualify as VIEs which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of December 31, 2010, our consolidated balance sheets include $3,440 in land and other inventories and $1,116 in property and equipment from these LLCs. As of December 31, 2009, our consolidated balance sheets include $4,386 in land and other inventories and $1,161 in property and equipment from these LLC’s.

Avatar and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of December 31, 2010, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at December 31, 2010 and 2009 are accounted for under the equity method.

Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $143, $42 and $1,626 to its unconsolidated entities during 2010, 2009 and 2008, respectively.

As of December 31, 2010, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

NOTE G – VARIABLE INTEREST ENTITIES - continued

The following are the consolidated condensed balance sheets of our unconsolidated entities as of December 31, 2010 and 2009:

	December 31	December 31
	2010	2009
Assets:
Cash	$465	$243
Land and other inventory	11,574	11,573
Other assets	84	25
Total assets	$12,123	$11,841

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,448	$893
Notes and interest payable to Avatar	3,724	3,724
Partners’ Capital of:
Avatar	1,470	1,597
Equity partner	5,481	5,627
Total liabilities and partners’ capital	$12,123	$11,841

The following are the consolidated condensed statements of operations of our unconsolidated entities for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Revenues	$507	$41	$2,041
Costs and expenses	1,213	607	17,571
Net loss from unconsolidated entities	$(706)	$(566)	$(15,530)
Avatar’s share of loss from unconsolidated entities	$(276)	$(196)	$(7,812)

NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT

Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2010	2009
Corporate
4.50% Convertible Senior Notes, due 2024	$64,804	$64,804
Unamortized discounts	(359)	(1,794)
Net Carrying Amount	$64,445	$63,010
Equity Component	$13,737	$13,737

6% Note payable, due 2011	$6,000	$-
6% Note payable, due 2012	6,000	-
	$12,000	$-
Total Corporate	$76,445	$63,010

Real estate
5.50% Term Bonds payable, due 2010	$111	$111
Amended Unsecured Credit Facility, due 2010	-	55,881
Construction loan, prime plus 2%, minimum 6%, due 2011	396	-
Promissory Note Payable, due 2011	105	-
	$612	$55,992

Corporate

4.50% Convertible Senior Notes

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

Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date.  The closing price of Avatar’s common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007 and for the quarter beginning July 1, 2007. During 2010, 2009 and 2008, the closing price of Avatar’s common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2010, 2009 and 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of Avatar common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. During 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of December 31, 2010, $64,804 principal amount of the 4.50% Notes remained outstanding. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes; and as of March 16, 2011, $47,039 principal amount remains outstanding.

NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT - continued

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

Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20, Debt with Conversion Options – Cash Conversion (“ASC 470-20”), requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component.

The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of December 31, 2010, the remaining expected life over which the unamortized discount will be recognized is less than one year. We recognized $1,435, $1,549 and $2,665 in non-cash interest charges related to the amortization of the discount during the years ended December 31, 2010, 2009 and 2008, respectively.

JEN Transaction Notes

In conjunction with the JEN Transaction, we entered into two separate note payable agreements with JEN. Each note is for $6,000 bearing interest at 6% with maturity dates of October 25, 2011 and October 25, 2012.

NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT - continued

Issuance of 7.50% Senior Convertible Notes subsequent to December 31, 2010

On January 31, 2011, Avatar and Avatar Properties Inc. (“API”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, Avatar agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”). The 7.50% Notes were sold to the Underwriter at 95.75% of the principal amount of the 7.50% Notes, and were sold to the public at a purchase price of 100% of the principal amount of the 7.50% Notes, plus accrued interest, if any, from February 4, 2011.

The Underwriting Agreement includes customary representations, warranties, conditions to closing, and covenants. The Underwriting Agreement also provides for customary indemnification by each of Avatar, API and the Underwriter against certain liabilities. The 7.50% Notes are governed by a Base Indenture and Supplemental Indenture (in each case, as defined below), the principal terms of which are discussed below.

The sale of the 7.50% Notes is registered pursuant to a Registration Statement on Form S-3 (No. 333-161498), filed by Avatar with the Securities and Exchange Commission on August 21, 2009 (the “Registration Statement”). Net proceeds to Avatar from the sale of the 7.50% Notes is approximately $95,350 after deducting the Underwriter’s discount of 4.25% and expenses estimated at approximately $400. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including Avatar’s 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), which notes may be put to Avatar pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by Avatar at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes; and as of March 16, 2011, $47,039 principal amount remains outstanding.

The 7.50% Notes are governed by a base indenture (the “Base Indenture”) and first supplemental indenture (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), both dated as of February 4, 2011, between Avatar and Wilmington Trust FSB, as trustee, and include the following terms:

Interest: Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning on August 15, 2011.

Conversion: Holders may convert the 7.50% Notes into shares of Avatar’s common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The 7.50% Notes are convertible at an initial conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to an initial conversion price of approximately $30.00 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the Indenture. Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.

NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT - continued

Financial covenants: The Indenture includes the following financial covenants:

•	until February 15, 2014, Avatar will maintain, at all times, cash and cash equivalents of not less than $20,000;

•
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time excluding, for purposes of this covenant, until April 5, 2011, Avatar’s outstanding 4.50% Notes;

•
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes, (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014 and (c) until April 5, 2011, amounts outstanding under Avatar’s 4.50% Notes.

Repurchase Right: Holders of the 7.50% Notes have the right to require Avatar to repurchase the Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

Redemption Right: Avatar may, at any time on or after February 15, 2014, at its option, redeem for cash all or any portion of the outstanding 7.50% Notes, but only if the last reported sale price of Avatar’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date Avatar provides the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the Indenture are met.

Real Estate

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

On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,042 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to collateralize letters of credit.  In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which had the effect of terminating all parties’ obligations under the credit facility, effective as of May 17, 2010. As of December 31, 2010, approximately $7,840 remains deposited to collateralize outstanding letters of credit.

As of December 31, 2010, we have approximately $501 outstanding from secured obligations related to the JEN Transaction. On October 25, 2010, we entered into an agreement with Mutual of Omaha Bank whereby Avatar became the Substitute Guarantor under a $3,000 construction loan facility made by Mutual of Omaha to Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) and JCH Group, LLC. This construction loan facility bears interest at prime plus 2% with a minimum floor of 6%. The maturity date of this facility is May 12, 2011. As of December 31, 2010, $396 was outstanding. As of December 31, 2010, the interest rate on this facility was 6%. In addition, we have notes payable of $105 to the seller of 7 lots secured by deeds of trust that are non-interest bearing with principal maturity due at the earlier of March 2011 and June 2011 or the closing of the lot by a third party.

In conjunction with the acquisition of developed land in Florida in September 2005 and September 2004, we assumed approximately $5,900 of Community Development District term bond obligations due 2010. These term bonds are secured by the land and bear an interest rate of 5.50%. The outstanding balance as of December 31, 2010 and 2009 was $111.

NOTE H - NOTES, MORTGAGE NOTES AND OTHER DEBT – continued

Maturities of notes, mortgage notes and other debt at December 31, 2010 are as follows:

	Corporate	Real Estate	Total
2011	$6,000	$612	$6,612
2012	6,000	-	6,000
2013	-	-	-
2014	-	-	-
2015	-	-	-
Thereafter	64,804	-	64,804	(1)
Less discount	(359)	-	(359)
	$76,445	$612	$77,057

(1) Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain  circumstances involving a designated event, as defined in the indenture for the 4.50%  Notes; ;or we may call the 4.50% Notes at any  time on or after April 5, 2011.

The following table represents interest incurred, interest capitalized, and interest expense for 2010, 2009 and 2008:

	2010	2009	2008
Interest incurred	$5,681	$7,191	$8,742
Interest capitalized	(150)	(334)	(4,460)
Interest expense	$5,531	$6,857	$4,282

We made interest payments of $3,572, $5,035 and $5,759 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE I – EMPLOYEE BENEFIT PLANS

We have a defined contribution savings plan that covers substantially all employees.  Under this savings plan, we contribute to the plan based upon specified percentages of employees' voluntary contributions.  Our contributions to the plan for the years ended December 31, 2010, 2009 and 2008 were $0, $0 and $154, respectively. Our Board of Directors determined to not effect a matching contribution during 2010 and 2009.

NOTE J - LEASE COMMITMENTS

We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2013.  Rental expense for the years 2010, 2009 and 2008 was $1,086, $1,390 and $1,542, respectively.  Minimum rental commitments under non-cancelable operating leases as of December 31, 2010 were as follows: 2011 - $1,562; 2012 - $1,154; 2013 - $958; 2014 - $722; 2015 - $0; thereafter -$0.

NOTE K - ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities are summarized as follows:

	December 31
	2010	2009
Property taxes and assessments	$1,274	$1,205
Interest	866	879
Accrued compensation	2,064	876
Contract retention	2	10
Warranty reserve	477	458
Other	2,246	1,865
	$6,929	$5,293

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

As of December 31, 2010, an aggregate of 148,293 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 139,842 options, restricted stock units and stock units granted. There were 8,451 shares available for grant at December 31, 2010.

During 2010, 490,000 restricted shares were granted and issued of which 10,000 shares vested. During 2008, Avatar amended the performance conditioned restricted stock unit agreements, previously granted to certain employees, which converted into an equal number of shares of restricted common stock of Avatar. This modification resulted in $1,089 of share-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Each employee made an Internal Revenue Code Section 83(b) election (the “Section 83(b) election”) with respect to all the shares of restricted stock; Avatar agreed to vest 107,229 shares of restricted stock having a value approximately equal to the tax withholding amount required as a result of the Section 83(b) election, at the minimum statutory withholding rates applicable to the employee, and such shares were withheld by Avatar. Avatar then issued 187,671 shares of restricted stock during 2008. The terms, conditions and restrictions of the restricted stock, including the vesting and forfeiture provisions, under the amended agreements are otherwise substantially the same as those that were applicable under the restricted stock unit agreements except that each employee, as an owner of this restricted stock, generally has the rights of an Avatar common stockholder, including voting and dividend rights (except that dividends on unvested shares of restricted stock generally are forfeited unless such shares ultimately vest). During the year ended December 31, 2010 and 2009, previously restricted stock of 70,728 and 59,676 shares, respectively, vested. As of December 31, 2010, there are 537,267 shares of restricted stock that are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with ASC 718.

Compensation expense related to share-based compensation for the years ended December 31, 2010, 2009 and 2008 was $1,352, $2,035 and $3,905, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation during the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $1,500, respectively.

Cash received from stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $500, respectively.  The additional tax benefit related to the exercise of stock options and restricted stock units during the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $920, respectively, which is reflected as an increase to additional paid in capital.

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

NOTE L – SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION - continued

The significant weighted average assumptions used for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009		2008
Dividend yield	0%	N/A	*	N/A	*
Volatility rate	42.70%-49.50%	N/A	*	N/A	*
Risk-free interest rate	0.35%-1.24%	N/A	*	N/A	*
Expected life (years)	1.0-5.2	N/A	*	N/A	*
Weighted average fair value of units granted	$14.23	$17.44		$35.54
*Not applicable since no stock options or restricted stock awards with specified hurdle price condition as discussed above were granted during 2009 and 2008.

A summary of the status of the stock option activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	2010		2009		2008
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	110,000	$25.00	136,102	$25.00	156,102	$25.00
Exercised	-	$-	-	$-	(20,000)	$25.00
Forfeited	-	$-	(26,102)	$25.00	-	$-
Outstanding at end of period	110,000	$25.00	110,000	$25.00	136,102	$25.00
Exercisable at end of period	110,000	$25.00	110,000	$25.00	136,102	$25.00

The weighted average remaining contractual life of stock options outstanding as of December 31, 2010 was 2.2 years.  The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $0 and $121, respectively.

A summary of the restricted stock and stock units activity for the year ended December 31, 2010 is presented below:

	Restricted Stock and Stock Units		Weighted Average Grant Date Fair Value
Outstanding at beginning of year	172,275		$28.75
Granted	498,935		$14.23
Exercised	(89,758)		$27.05
Expired/Forfeited	(32,100	)(1)	$20.96
Outstanding at end of year	549,352		$28.75
(1)
Includes 537,267  shares restricted stock  issued that are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance.

NOTE L – SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION - continued

As of December 31, 2010, there was $6,658 of unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2010, there was no unrecognized compensation expense related to stock options.

Under a deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of Avatar’s common stock on the due date of each payment. The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. Stock units of 0, 3,049 and 0 shares were distributed to non-management directors during the years ended December 31, 2010, 2009 and 2008, respectively. The outstanding balance of stock units as of December 31, 2010, 2009 and 2008 was 17,757, 11,895 and 9,429, respectively.

NOTE M - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Current
Federal	$-	$(34,248)	$(21,503)
State	-	-	-
Total current	-	(34,248)	(21,503)

Deferred
Federal	(375)	1,189	(9,392)
State	-	199	(1,570)
Total deferred	(375)	1,388	(10,962)
Total income tax expense (benefit)	$(375)	$(32,860)	$(32,465)

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain net operating losses (NOLs) against earnings for up to five years. Due to this enacted federal tax legislation, Avatar carried back its 2009 NOL against earnings it generated in the five previous years. As a result, Avatar received a federal tax refund of $33,627 during 2010.

NOTE M - INCOME TAXES – continued

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred income tax assets
Tax over book basis of land inventory	$13,824	$12,586
Unrecoverable land development costs	2,143	2,164
Executive incentive compensation	637	937
Net operating loss carryforward	14,026	5,416
Impairment charges	15,196	15,304
Other	279	923
Total deferred income tax assets	46,105	37,330
Valuation allowance for deferred tax assets	(22,522)	(10,419)

Net deferred income tax assets	23,583	26,911

Deferred income tax liability
Book over tax income recognized on sale of the Ocala Property	(21,925)	(24,355)
Tax over book on 4.50% Convertible Notes	(912)	(1,522)
Book over tax basis of depreciable assets	(696)	(762)
Restricted stock	(50)	(272)
	(23,583)	(26,911)
Net deferred income tax asset (liability)	$-	$-

In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the year ended December 31, 2010 we recognized an increase of $12,103 in the valuation allowance. As of December 31, 2010, our deferred tax asset valuation allowance was $22,522. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010 including the JEN Transaction, we believe the properties acquired will satisfy the required replacement property; however, we are uncertain as to the final determination. If it is determined that we have not acquired a sufficient amount of replacement property, we may be required to make an income tax payment plus interest on the portion determined not to have been replaced as of December 31, 2010.

The exercise of share-based compensation during 2010, 2009 and 2008 generated additional income tax benefits of $0, $0 and $920, respectively, which is reflected as an increase to additional paid-in capital.

NOTE M - INCOME TAXES – continued

A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Income tax (benefit) expense computed at statutory rate	$(12,419)	$(21,645)	$(49,819)
State income tax (benefit) expense, net of federal benefit	(1,200)	(2,093)	(4,820)
Adjustment to 2009 net operating loss carryback	795	-	-
Change in valuation allowance on deferred tax assets	12,103	(9,148)	19,567
Reduction of valuation allowance due to adoption of ASC 470-20	-	-	3,027
Other	346	26	(420)
Income tax (benefit) expense	$(375)	$(32,860)	$(32,465)

During 2010, 2009 and 2008, we received income tax payment refunds of approximately $33,627, $21,356 and $3,924, respectively, related to taxable losses generated during 2009, 2008 and over payment of 2007 taxes, respectively.

NOTE N – COMMITMENTS AND CONTINGENCIES

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $165 and $334, which have been accrued in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2010, we had outstanding performance bonds of approximately $9,007. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

NOTE O - OTHER MATTERS

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

NOTE P - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

In accordance with ASC 280, Segment Reporting (“ASC 280”), our current real estate operations include the following segments: the development, sale and management of active adult communities; the development and sale of primary residential communities; and the sale of commercial, industrial or other land. In accordance with ASC 280, our title insurance agency does not qualify as a separate reportable segment and is included in “Other Operations”.

The following tables summarize our information for reportable segments for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Revenues:
Segment revenues
Active adult communities	$36,949	$32,604	$42,491
Primary residential	14,209	26,968	38,217
Commercial and industrial and other land sales	4,712	8,825	20,165
Other operations	1,485	995	1,537
	57,355	69,392	102,410
Unallocated revenues
Interest income	580	657	2,453
Gain on repurchase of 4.50% Notes	-	1,783	5,286
Other	1,203	1,669	217
Total revenues	$59,138	$73,501	$110,366

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(5,043)	$(5,613)		$(6,725)
Primary residential	(6,284)	(8,103)		(43,133)
Commercial and industrial and other land sales	3,717	(316)		(10,154)
Other operations	387	211		7
	(7,223)	(13,821)		(60,005)
Unallocated income (expenses)
Interest income	580	657		2,453
Gain on repurchase of 4.50% Notes	-	1,783		5,286
Equity loss from unconsolidated entities	(276)	(196)		(7,812)
General and administrative expenses	(20,508)	(19,694)		(22,388)
Interest expense	(5,531)	(6,857)		(4,282)
Other real estate expenses	(3,099)	(3,688	) )	(8,424)
Impairment of the Poinciana Parkway	-	(8,108)		(30,228)
Impairment of land developed or held for future development	-	(11,919)		(16,941)
Loss before income taxes	$(36,057)	$(61,843)		$(142,341)

NOTE P - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS – continued

	December 31
Assets:	2010	2009
Segment assets
Active adult communities	$184,656	$118,883
Primary residential	88,466	96,965
Commercial and industrial and other land sales	10,587	11,568
Poinciana Parkway	8,452	8,482
Unallocated assets	253,290	358,821
Total assets	$545,451	$594,719

(a)	Our businesses are primarily conducted in the United States.
(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.
(c)	No significant part of the business is dependent upon a single customer or group of customers.
(d)
The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2010 and 2009, respectively: cash, cash equivalents and restricted cash of $114,555 and $215,514; land inventories of $122,929 and $92,370 (a majority of which is bulk land); property and equipment of $1,180 and $2,188; investment in and notes from unconsolidated entities of $5,193  and $5,321; receivables of $6,427  and $41,492; and prepaid expenses and other assets of $3,006  and $1,936. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280.

(e)	There is no interest expense from active adult communities, primary residential, and commercial, industrial and other land sales included in segment operating income/(loss) for 2010, 2009 and 2008.
(f)
Included in segment operating profit/(loss) for 2010 is depreciation expense of $2,282, $552 and $257 from active adult, primary residential communities and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2009 is depreciation expense of $2,301, $859 and $302 from active adult, primary residential communities and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2008 is depreciation expense of $2,315, $1,476 and $29 from active adult, primary residential communities and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2008 is depreciation expense of $2,315, $1,476 and $29 from active adult, primary residential communities and unallocated corporate/other, respectively.

(g)
During fiscal year 2010, impairment losses of approximately $408 and $252 reduced the carrying value of the assets of active adult and primary residential communities, respectively. During fiscal year 2009, impairment losses of approximately $371 and $1,449 reduced the carrying value of the assets of active adult and primary residential communities, respectively. In addition, impairment losses of approximately $8,108 and approximately $11,919 reduce the carrying values of Poinciana Parkway and land developed or held for future development (which is currently not allocated to a reportable segment), respectively. During fiscal year 2008, impairment losses of approximately $625 and $34,332 reduced the carrying value of the assets of active adult and primary residential communities, respectively. In addition, impairment losses of approximately $30,228 and approximately $16,941 reduce the carrying values of Poinciana Parkway and land developed or held for future development (which is currently not allocated to a reportable segment), respectively.

NOTE Q - FAIR VALUE DISCLOSURES

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

FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10, Fair Value Measurements and Disclosures - Overall. This topic provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed; is applicable to all assets and liabilities (i.e. financial and nonfinancial); and requires enhanced disclosures.

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

Avatar’s assets measured at fair value as of December 31, 2010 and losses for the quarter ended December 31, 2010 on a nonrecurring basis are summarized below:

Non-financial Assets/Liabilities	Fair Value Hierarchy	Fair Value at December 31, 2010	Losses

Homes completed or under construction	Level 2	$5,399	$456
Earn-out liability	Level 3	$4,388	$239

We estimated the fair value of the earn-out using a probability-weighted discounted cash flow model. This fair value measurement is based on a discounted cash flow and thus represents a Level 3 measurement as defined in ASC 820. As of December 31, 2010, there were no significant changes in the range of outcomes of the earn-out compared to the acquisition date. As of December 31, 2010, the earn-out liability increased to $4,388 as a result of an increase in Avatar’s stock price as of December 31, 2010 compared to the acquisition date.

NOTE Q - FAIR VALUE DISCLOSURES - continued

The carrying amounts and fair values of our financial instruments at December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$115,502	$115,502	$217,132	$217,132
Restricted cash	$8,422	$8,422	$699	$699
Receivables, net	$6,434	$6,434	$6,656	$6,656
Income tax receivable	$1,766	$1,766	$35,018	$35,018
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$64,445	$64,966	$63,010	$61,969
6% Notes payable	$12,000	$11,029	$-	$-
Real estate:
5.50% Term Bonds payable	$111	$111	$111	$105
Amended Unsecured Credit Facility	$-	$-	$55,881	$54,750
Construction loan	$396	$388	$-	$-
Promissory Note Payable	$105	$105	$-	$-

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

4.50% Notes: At December 31, 2010 and 2009, the fair value of the 4.50% Notes is estimated, based on quoted or estimated market prices.

Real Estate Notes Payable: The fair values of the 6% notes payable, Amended Unsecured Credit Facility and construction loan as of December 31, 2010 and 2009 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements. The carrying values for the 5.50% term bonds payable and the promissory note payable approximates their fair value.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2010 and 2009 is as follows:

	2010 Quarter
	First	Second	Third	Fourth
Net revenues	$9,623	$17,302	$9,573	$22,640
Expenses	19,802	23,067	19,488	32,562
Equity earnings (losses) from unconsolidated entities	(90)	(117)	(124)	55

Loss before income taxes	(10,269)	(5,882)	(10,039)	(9,867)
Less: Net loss attributable to non-controlling interests	133	139	145	157
Income tax benefit	-	-	375	-

Net loss	$(10,136)	$(5,743)	$(9,519)	$(9,710)
Loss per share:
Basic and Diluted	$(0.90)	$(0.51)	$(0.84)	$(0.81)

	2009 Quarter
	First	Second	Third	Fourth
Net revenues	$15,347	$19,355	$18,252	$20,547
Expenses	24,709	29,046	27,613	53,780
Equity earnings (losses) from unconsolidated entities	(62)	(86)	(67)	19

Loss before income taxes	(9,424)	(9,777)	(9,428)	(33,214)
Income tax benefit	830	-	617	31,413

Net loss	$(8,594)	$(9,777)	$(8,811)	$(1,801)
Loss per share:
Basic and Diluted	$(0.99)	$(1.13)	$(1.01)	$(0.16)

1.	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

2.
During the fourth quarter of 2009, our impairment evaluation resulted in impairment charges of $19,839, which included $260 in impairment charges for homes completed or under construction, $11,919 in impairment charges for land developed and/or held for future development and $7,660 for the Poinciana Parkway.

3.	During the fourth quarter of 2009, we decreased the deferred tax valuation allowance by $9,253 due to new federal tax legislation, which results in our ability to carry back 2009 NOLs to prior years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended  (the “Exchange Act”)) as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Part I - Item 8. “Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm”, as they relate to internal control over financial reporting, incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to Avatar’s definitive proxy statement for its 2011 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2011, except for the information regarding the executive officers of Avatar, which information is included in Part I of this Annual Report under the heading “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information called for by this Item is incorporated by reference to Avatar's definitive proxy statement for its 2011 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item is incorporated by reference to Avatar's definitive proxy statement for its 2011 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item is incorporated by reference to Avatar's definitive proxy statement for its 2011 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2011.

Item 14.	Principal Accounting Fees and Services

The information called for by this Item is incorporated by reference to Avatar's definitive proxy statement for its 2011 Annual Meeting of stockholders to be filed with the Securities and Exchange Commission on or before April 30, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements and Schedules:

See Item 8. "Financial Statements and Supplementary Data" of this report.

(a)(2)	Financial Statements Schedules:

(b)

Schedule II   -  Valuation and Qualifying Accounts

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

4.2	*	Indenture, dated February 4, 2011, between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.1 to Form 8-K dated February 4, 2011, and incorporated herein by reference).

4.3	*
First Supplemental Indenture, dated as of February 4, 2011, between Avatar Holdings Inc., and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.2 to Form 8-K dated February 4, 2011, and incorporated herein by reference).

4.4	*	Global Note in the principal sum of $100,000,000, dated February 4, 2011 (filed as Exhibit 4.3 to Form 8-K dated February 4, 2011, and incorporated herein by reference).

10.1	*1
Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.2	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10.3	*1
Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

Item 15.	Exhibits and Financial Statements Schedules – continued

10.4	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10.5	*1
Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.6	*1
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

10.14	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.15	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-Kdated May 24, 2005 (File No. 0-7616), and incorporated herein by reference)

10.16	*1
Letter Agreement, dated as of May 20, 2005, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

Item 15.	Exhibits and Financial Statements Schedules – continued

10.17	*1
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

10.28	*1	Form of Deferred Compensation Agreement for Non-Employee Directors' Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.29	*1
First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.30	*1
Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009 (File No. 0-7616), and incorporated by reference).

Item 15.	Exhibits and Financial Statements Schedules – continued

10.31	*
Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006  (File No. 0-7616), and incorporated by reference).

10.32	*1
Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.33	*1
Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.34	*1
Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.35	*1
Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.36	*1
Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.37	*1
Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.38	*1
Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.39	*
Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.40	*
Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.41	*1
Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10.42	*1
Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.43	*
Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

Item 15.	Exhibits and Financial Statements Schedules – continued

10.44	*
Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. ("Guarantor") in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.45	*1
Restricted Stock Unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.46	*1
Restricted Stock Unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.47	*1
Restricted Stock Unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference)

10.48	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.49	*
Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.50	*
Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.51	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

10.52	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.53	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.3 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.54	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.4 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.55	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.56	*1
Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Item 15.	Exhibits and Financial Statements Schedules – continued

10.57	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.9 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.58	*1
Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.10 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.59	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.11 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.60	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.12 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.61	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition: $80.86) (filed as Exhibit 10.13 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.62	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $84.71) (filed as Exhibit 10.14 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.63	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $88.56) (filed as Exhibit 10.15 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.64	*1
Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Directors' Fees (filed as Exhibit 10.97 to Form 10-K for the year ended December 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.65	*1	Compensation of certain named executive officers (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, (File No. 0-7616), and incorporated herein by reference).

10.66	*
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

10.67	*
Underwriting Agreement, dated September 23, 2009, between Avatar Holdings Inc., Avatar Properties Inc., Frenchman’s Yacht Club Developers, LLC and Barclays Capital Inc., (filed as Exhibit 1.1 to Form 8-K dated September 23, 2009 (File No. 0-7616), and incorporated herein by reference).

10.68	*1
First Amendment to Amended and Restated Employment Agreement, between Avatar Holdings Inc. and Patricia Kimball Fletcher, dated October 26, 2009 (filed Exhibit 10.84 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.69	*1
Separation and Release Agreement, between Avatar Properties Inc., and Jonathan Fels, dated December 29, 2009 (filed as Exhibit 10.85 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

Item 15.	Exhibits and Financial Statements Schedules – continued

10.70	*
Guaranty Agreement dated May 18, 2010, executed on behalf of Avatar Holdings, Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.1 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

10.71	*
Continuing Letter of Credit Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings, Inc., a Delaware corporation, in favor of Wells Fargo, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.2 to Form 8-K darted May 24 ,2010, and incorporated herein by reference).

10.72	*
Security Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.3 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

10.73	*1	Director Compensation (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

10.74	*1
First Amendment to Amended and Restated Employment Agreement, dated May 6, 2010, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

10.75	*1
Second Amendment to Amended and Restated Employment Agreement, dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.76	*1
Restricted Stock Unit Agreement, dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.2 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.77	1	Separation Agreement, dated as of October 19, 2010, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.78	1	Employment Agreement, dated as of October 19, 2010, between Avatar Holdings Inc. and Jon M. Donnell (filed herewith).

10.79	1	Employment Agreement, dated as of October 22, 2010, between Avatar Holdings Inc., Avatar Properties Inc., and Carl Mulac (filed herewith).

10.80
Master Transaction Agreement, dated as of October 25, 2010, by and among Avatar Properties Inc., Terra West Communities LLC, JEN JCH, LLC, Joseph Carl Mulac III, Stephen Adams and Sun Terra Communities, LLC (collectively, “Sellers”), Avatar Holdings Inc., and JEN Partners, LLC (filed herewith).

10.81		Earnout Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed herewith).

10.82		Voting Standstill and Lock-Up Letter Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed herewith).

10.83		Registration Rights Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., JEN I, L.P. and JEN Residential LP (filed herewith).

21		Subsidiaries of Registrant (filed herewith).

Item 15.	Exhibits and Financial Statements Schedules – continued

23.1	*	Consent of Akerman Senterfitt (included in Exhibit 5.1 to Form 8-K, dated as of February 4, 2011, and incorporated herein by reference).

23.2		Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AVATAR HOLDINGS INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deduction/(Addition)		Balance at End of Period
Year ended December 31, 2010:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$22	$-		$-		$22
Allowance for doubtful accounts	1,192	144	(2)	(119	)(3)	1,217
Valuation allowance for deferred tax assets	10,419	12,103	(4)	-		22,522
Total	$11,633	$12,247		$(119)		$23,761

Year ended December 31, 2009:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$23	$-		$(1	)(1)	$22
Allowance for doubtful accounts	747	499	(2)	(54	)(3)	1,192
Valuation allowance for deferred tax assets	19,567	(9,148	)(4)	-		10,419
Total	$20,337	$(8,649)		$(55)		$11,633

Year ended December 31, 2008:
Deducted from asset accounts:
Deferred gross profit on homesite sales	$28	$22	(2)	$(27	)(1)	$23
Allowance for doubtful accounts	312	435	(2)	-		747
Valuation allowance for deferred tax assets	-	19,567	(4)	-		19,567
Total	$340	$20,024		$(27)		$20,337

(1) (Credit) charge to operations as an (increase) decrease to revenues.

(2)  Charge to operations as an increase to real estate expenses.

(3) Uncollectible accounts written off.

(4) In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the year ended December 31, 2008, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the year ended December 31, 2008. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the first nine months of 2009, we recognized an increase of $9,522 in the valuation allowance. However due to the new federal tax legislation as discussed above, we decreased the valuation allowance for the year ended December 31, 2009 by $9,148.  As of December 31, 2009, our deferred tax asset valuation allowance was $10,419. During the year ended December 31, 2010 we recognized an increase of $12,103 in the valuation allowance. As of December 31, 2010, our deferred tax asset valuation allowance was $22,522. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVATAR HOLDINGS INC.

Dated: March 16, 2011	By:	/s/ Michael P. Rama
Michael P. Rama, Controller, Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2011	By:	/s/ Jon M. Donnell
Jon M. Donnell, Director, President, and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2011	By:	/s/ Michael P. Rama
Michael P. Rama, Controller, Principal Financial Officer and Principal Accounting Officer

Dated: March 16, 2011	By:	/s/ Joshua Nash
Joshua Nash, Director and Chairman of the Board

Dated: March 16, 2011	By:	/s/ Allen J. Anderson
Allen J. Anderson, Director

Dated: March 16, 2011	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated: March 16, 2011	By:	/s/ Milton Dresner
Milton Dresner, Director

Dated: March 16, 2011	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated: March 16, 2011	By:	/s/ Gerald D. Kelfer
Gerald D. Kelfer, Director

Dated: March 16, 2011	By:	/s/ Reuben S. Leibowitz
Reuben S. Leibowitz, Director

Dated: March 16, 2011	By:	/s/ Kenneth T. Rosen
Kenneth T. Rosen, Director

Dated: March 16, 2011	By:	/s/ Joel M. Simon
Joel M. Simon, Director

Dated: March 16, 2011	By:	/s/ Beth A. Stewart
Beth A. Stewart, Director

Exhibit Index
*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
1	Management contract or compensatory plan or arrangement.

3.1	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3.2	*
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

4.2	*	Indenture, dated February 4, 2011, between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.1 to Form 8-K dated February 4, 2011, and incorporated herein by reference).

4.3	*
First Supplemental Indenture, dated as of February 4, 2011, between Avatar Holdings Inc., and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.2 to Form 8-K dated February 4, 2011, and incorporated herein by reference).

4.4	*	Global Note in the principal sum of $100,000,000, dated February 4, 2011 (filed as Exhibit 4.3 to Form 8-K dated February 4, 2011, and incorporated herein by reference).

10.1	*1
Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.2	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (File No. 0-7616), and incorporated herein by reference).

10.3	*1
Amendment to Amended and Restated 1997 Incentive and Capital Accumulation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 1999 (filed as Exhibit 99.3 to Registration Statement on Form S-8 (File No. 333-63278), filed on June 19, 2001, and incorporated herein by reference).

10.4	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).

10.5	*1
Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.6	*1
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

Exhibit Index - continued

10.8	*1
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

10.14	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.15	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-Kdated May 24, 2005 (File No. 0-7616), and incorporated herein by reference)

10.16	*1
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

Exhibit Index - continued

10.21	*1
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

10.28	*1	Form of Deferred Compensation Agreement for Non-Employee Directors' Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.29	*1
First Amendment, dated as of September 28, 2005, to the 2005 Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005 (File No. 0-7616), and incorporated herein by reference).

10.30	*1
Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009 (File No. 0-7616), and incorporated by reference).

10.31	*
Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006  (File No. 0-7616), and incorporated by reference).

10.32	*1
Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.33	*1
Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

Exhibit Index - continued

10.34	*1
Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.35	*1
Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.36	*1
Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.37	*1
Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.38	*1
Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.39	*
Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.40	*
Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.41	*1
Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10.42	*1
Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.43	*
Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.44	*
Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. ("Guarantor") in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.45	*1
Restricted Stock Unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.46	*1
Restricted Stock Unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index - continued

10.47	*1
Restricted Stock Unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference)

10.48	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.49	*
Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.50	*
Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.51	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

10.52	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.53	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.3 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.54	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.4 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.55	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.56	*1
Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.57	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.9 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.58	*1
Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Michael Levy (filed as Exhibit 10.10 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.59	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.11 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.60	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.12 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Exhibit Index - continued

10.61	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition: $80.86) (filed as Exhibit 10.13 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.62	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $84.71) (filed as Exhibit 10.14 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.63	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $88.56) (filed as Exhibit 10.15 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.64	*1
Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Directors' Fees (filed as Exhibit 10.97 to Form 10-K for the year ended December 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.65	*1	Compensation of certain named executive officers (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, (File No. 0-7616), and incorporated herein by reference).

10.66	*
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

10.67	*
Underwriting Agreement, dated September 23, 2009, between Avatar Holdings Inc., Avatar Properties Inc., Frenchman’s Yacht Club Developers, LLC and Barclays Capital Inc., (filed as Exhibit 1.1 to Form 8-K dated September 23, 2009 (File No. 0-7616), and incorporated herein by reference).

10.68	*1
First Amendment to Amended and Restated Employment Agreement, between Avatar Holdings Inc. and Patricia Kimball Fletcher, dated October 26, 2009 (filed as Exhibit 10.84 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.69	*1
Separation and Release Agreement, between Avatar Properties Inc., and Jonathan Fels, dated December 29, 2009 (filed as Exhibit 10.85 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.70	*
Guaranty Agreement dated May 18, 2010, executed on behalf of Avatar Holdings, Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.1 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

10.71	*
Continuing Letter of Credit Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings, Inc., a Delaware corporation, in favor of Wells Fargo, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.2 to Form 8-K darted May 24 ,2010, and incorporated herein by reference).

10.72	*
Security Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.3 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

10.73	*1	Director Compensation (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).

Exhibit Index - continued

10.74	*1
First Amendment to Amended and Restated Employment Agreement, dated May 6, 2010, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

10.75	*1
Second Amendment to Amended and Restated Employment Agreement, dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.76	*1
Restricted Stock Unit Agreement, dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.2 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.77	1	Separation Agreement, dated as of October 19, 2010, between Avatar Holdings Inc. and Gerald D. Kelfer (filed herewith).

10.78	1	Employment Agreement, dated as of October 19, 2010, between Avatar Holdings Inc. and Jon M. Donnell (filed herewith).

10.79	1	Employment Agreement, dated as of October 22, 2010, between Avatar Holdings Inc., Avatar Properties Inc., and Carl Mulac (filed herewith).

10.80
Master Transaction Agreement, dated as of October 25, 2010, by and among Avatar Properties Inc., Terra West Communities LLC, JEN JCH, LLC, Joseph Carl Mulac III, Stephen Adams and Sun Terra Communities, LLC (collectively, “Sellers”), Avatar Holdings Inc., and JEN Partners, LLC (filed herewith).

10.81		Earnout Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed herewith).

10.82		Voting Standstill and Lock-Up Letter Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed herewith).

10.83		Registration Rights Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., JEN I, L.P. and JEN Residential LP (filed herewith).

21		Subsidiaries of Registrant (filed herewith).

23.1	*	Consent of Akerman Senterfitt (included in Exhibit 5.1 to Form 8-K, dated as of February 4, 2011, and incorporated herein by reference).

23.2		Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).

32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (filed herewith).