Form 10-Q
period 2011-03-31
AVATAR HOLDINGS INC
filed 2011-05-10
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
__________________________________________________

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

12,900,626 shares of Avatar's common stock ($1.00 par value) were outstanding as of April 30, 2011.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Index

PART  I  --  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
(Unaudited) (Dollars in thousands)
	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$184,599	$115,502
Restricted cash	8,245	8,422
Receivables, net	5,647	6,434
Income tax receivable	1,766	1,766
Land and other inventories	329,401	326,710
Property and equipment, net	44,778	45,514
Poinciana Parkway	8,452	8,452
Investment in and notes receivable from unconsolidated entities	5,015	5,194
Prepaid expenses and other assets	13,897	10,242
Goodwill	17,215	17,215
Total Assets	$619,015	$545,451

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$2,360	$3,743
Accrued and other liabilities	8,897	6,929
Customer deposits and deferred revenues	2,757	2,557
Earn-out liability	4,379	4,388
Estimated development liability for sold land	20,284	20,288
Notes, mortgage notes and other debt:
Corporate	159,039	76,445
Real estate	375	612
Total Liabilities	198,091	114,962

Commitments and Contingencies

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 15,562,732 shares at March 31, 2011and December 31, 2010	15,563	15,563
Additional paid-in capital	306,331	305,672
Retained earnings	177,723	187,820
	499,617	509,055
Treasury stock: at cost, 2,662,106 shares at March 31, 2011and December 31, 2010	(79,010)	(79,010)
Total Avatar stockholders’ equity	420,607	430,045
Non-controlling interest	317	444
Total Equity	420,924	430,489

Total Liabilities and Stockholders' Equity	$619,015	$545,451

See notes to consolidated financial statements.

Index

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended March 31, 2011 and 2010
(Unaudited)
 (Dollars in thousands except per-share amounts)

	Three Months
	2011	2010
Revenues
Real estate revenues	$11,777	$9,442
Interest income	168	122
Other	267	59
Total revenues	12,212	9,623

Expenses
Real estate expenses	15,968	13,875
Impairment charges	297	168
General and administrative expenses	3,401	4,083
Loss on repurchase of 4.50% Notes	211	-
Interest expense	2,431	1,676
Total expenses	22,308	19,802

Equity losses from unconsolidated entities	(128)	(90)

Loss before income taxes	(10,224)	(10,269)
Income tax benefit	-	-

Net loss (including net loss attributable to non-controlling interests)	(10,224)	(10,269)

Less: Net loss attributable to non-controlling interests	(127)	(133)

Net loss attributable to Avatar	$(10,097)	$(10,136)

Basic and Diluted Loss Per Share	$(0.81)	$(0.90)

See notes to consolidated financial statements.

Index

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010
(Dollars in Thousands)

	2011	2010
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(10,224)	$(10,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,149	1,230
Amortization of stock-based compensation	660	281
Impairment of land and other inventories	297	168
Distribution (return) of earnings from unconsolidated entities	51	(32)
Equity losses from unconsolidated entities	128	90
Changes in operating assets and liabilities:
Restricted cash	177	(320)
Receivables, net	787	(144)
Land and other inventories	(2,333)	3,189
Prepaid expenses and other assets	956	670
Accounts payable and accrued and other liabilities	(111)	898
Earn-out liability	(9)	-
Customer deposits and deferred revenues	200	369
NET CASH USED IN OPERATING ACTIVITIES	(8,272)	(3,870)

INVESTING ACTIVITIES
Investment in property and equipment	(2)	(20)
Return from (investment in) Poinciana Parkway	-	30
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2)	10

FINANCING ACTIVITIES
Proceeds from issue of 7.50% Convertible Notes	100,000	-
Principal payments of real estate borrowings	(237)	(39)
Repurchase 4.50% Convertible Notes	(17,765)	-
Debt issue costs	(4,627)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	77,371	(39)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,097	(3,899)
Cash and cash equivalents at beginning of period	115,502	217,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$184,599	$213,233

See notes to consolidated financial statements.

Index

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011
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

The consolidated balance sheets as of March 31, 2011 and December 31, 2010, and the related consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements included in our 2010 Annual Report on Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2010 audited consolidated financial statements included in our 2010 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.

Reclassifications

Certain 2010 financial statement items have been reclassified to conform to the 2011 presentation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $0 and $725 as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Restricted cash includes deposits of $8,245 and $8,422 as of March 31, 2011 and December 31, 2010, respectively. The balance as of March 31, 2011 is comprised primarily of $7,663 on deposit with Wells Fargo, N.A. to collateralize letters of credit outstanding and $582 of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $730 and $100 as of March 31, 2011 and December 31, 2010, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of March 31, 2011 and December 31, 2010, we had $1,766 of income tax receivables.

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

For assets held for sale (such as completed speculative housing inventory), we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales price) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.

We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the three months ended March 31, 2011 and 2010, our impairment assessment resulted in impairment charges of $297 and $168 which related to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges as of March 31, 2011. As of March 31, 2011, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

Index

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

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the three months ended March 31, 2011 and 2010 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

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

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Land and Other Inventories – continued

Land and Other Inventories consist of the following:

	March 31, 2011	December 31, 2010
Land developed and in process of development	$161,579	$166,569
Land held for future development or sale	141,791	134,347
Homes completed or under construction	25,234	24,320
Other	797	1,474
	$329,401	$326,710

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

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three months ended March 31, 2011, no impairments existed for Property and Equipment.

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road (including a 4.15 mile private toll section) in Osceola and Polk Counties to be known as the Poinciana Parkway (the “Parkway”). Such agreements have been amended so that we are required to obtain financing and commence construction of the Parkway by February 14, 2012 and complete such construction by May 7, 2014, subject to extension for force majeure.  We have acquired all of the rights of way necessary to construct the Parkway.  We also have all material permits for construction of the Parkway and such permits do not expire until February 14, 2018.

If funding and commencement of construction of the Parkway is not achieved by February 14, 2012, the Counties have no right to obtain damages or seek specific performance against Avatar; however, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Poinciana Parkway - continued

Osceola County and Avatar are still attempting to locate governmental funds for development of the Poinciana Parkway.  We cannot predict whether any governmental funds will be available.  If we are unable to obtain non-recourse financing or governmental funds for the Poinciana Parkway by the end of the second quarter of 2011, we intend to seek extensions of the deadlines in our agreements with Polk and Osceola Counties.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of March 31, 2011, approximately $47,466 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of March 31, 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the three months ended March 31, 2011. Non-capitalizable expenditures of $20 and $208 related to the Poinciana Parkway were expensed during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, the carrying value of the Poinciana Parkway is $8,452.

Index

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

Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date.  During the first, second and third quarters of 2007, the 4.50% Notes were convertible; and $200 principal amount were converted into 3,800 shares of Avatar’s common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes; during 2008, we repurchased $35,920 principal amount; during 2009, we repurchased $14,076 principal amount On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171 including accrued interest.

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of March 31, 2011, $47,039 principal amount of the 4.50% Notes remained outstanding. As of May 9, 2011, $5,402 remained outstanding.

Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20, Debt with Conversion Options – Cash Conversion (“ASC 470-20”), requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component. ASC 470-20 applies to the 4.50% Notes, however bifurcation of the 7.50% Notes (described below) is not required since the instrument does not have a cash settlement option upon conversion.

The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. We recognized $293 and $359 in non-cash interest charges related to the amortization of the discount during the three months ended March 31, 2011 and 2010, respectively.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt - continued

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

The sale of the 7.50% Notes is registered pursuant to a Registration Statement on Form S-3 (No. 333-161498), filed by Avatar with the Securities and Exchange Commission on August 21, 2009 (the “Registration Statement”). Net proceeds to Avatar from the sale of the 7.50% Notes is approximately $95,350 after deducting the Underwriter’s discount of 4.25% and expenses estimated at approximately $400. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including Avatar’s 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), which notes may be put to Avatar pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by Avatar at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes which was accounted for as an extinguishment of debt in accordance with ASC 470-20. As of April 1, 2011, holders of $41,637 principal amount exercised their rights to require us to repurchase.

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

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt - continued

Financial covenants: The Indenture includes the following financial covenants:

•	until February 15, 2014, Avatar will maintain, at all times, cash and cash equivalents of not less than $20,000;
•
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time;

•
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

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

Real Estate

As of March 31, 2011, we have approximately $264 outstanding from secured obligations related to the JEN Transaction. On October 25, 2010, we entered into an agreement with Mutual of Omaha Bank whereby Avatar became the Substitute Guarantor under a $3,000 construction loan facility made by Mutual of Omaha to Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) and JCH Group, LLC. This construction loan facility bears interest at prime plus 2% with a minimum floor of 6%. The maturity date of this facility is May 12, 2011 however we are currently discussing an extension with this lender. As of March 31, 2011, $204 was outstanding. As of March 31, 2011, the interest rate on this facility was 6%. In addition, we have notes payable of $60 to the seller of 4 lots secured by deeds of trust that are non-interest bearing with principal maturity due at the earlier of June 2011 or the closing of the lot by a third party.

The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2011 and 2010:

	2011	2010
Interest incurred	$2,519	$1,691
Interest capitalized	(88)	(15)
Interest expense	$2,431	$1,676

We made interest payments of $276 and $395 during the three months ended March 31, 2011 and 2010, respectively.

Index

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

During the three months ended March 31, 2011 and 2010 changes in the warranty reserve consisted of the following:

	Three Months
	2011	2010
Accrued warranty reserve, beginning of period	$477	$458
Estimated warranty expense	74	83
Amounts charged against warranty reserve	(100)	(144)
Accrued warranty reserve, end of period	$451	$397

Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 57,267 and 0 shares of our common stock for the three months ended March 31, 2011 and 2010, respectively. In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three months ended March 31, 2011 and 2010:

	Three Months
	2011	2010
Numerator:
Basic and diluted loss per share – net loss	$(10,097)	$(10,136)

Denominator:
Basic and diluted weighted average shares outstanding	12,439,563	11,240,760

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Repurchase of Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of March 31, 2011, the remaining authorization is $18,304.

Non-controlling Interest

Avatar has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At March 31, 2011 and December 31, 2010, non-controlling interest was $317 and $444, respectively. The decrease in non-controlling interest of $127 is a result of the losses generated from these LLCs.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three months ended March 31, 2011 and 2010.

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

As of March 31, 2011, an aggregate of 148,293 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 141,579 options, restricted stock units and stock units granted. There were 6,714 shares available for grant at March 31, 2011.

Compensation expense related to the stock option and restricted stock unit awards during the three months ended March 31, 2011 and 2010 was $641 and $264, respectively, all of which relates to restricted stock and restricted stock units. No restricted stock units awards or stock options were granted during the three months ended March 31, 2011 and 2010.

As of March 31, 2011, there was $6,018 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 2.4 years.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Income Taxes

Income tax receivable as of March 31, 2011 and December 31, 2010 consists of $1,766 in income tax refunds.

Income taxes have been provided using the liability method under ASC 740, Income Taxes (“ASC 740”).  The liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2011 we recognized an increase of $3,949 in the valuation allowance. As of March 31, 2011, our deferred tax asset valuation allowance was $26,471. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Index

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

Avatar’s assets measured at fair value as of March 31, 2011 and gains (losses) for the quarter ended March 31, 2011 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at	Gains/
Non-financial Assets/Liabilities	Hierarchy	March 31, 2011	(Losses)

Homes completed or under construction	Level 2	$3,962	$(297)
Earn-out liability related to the JEN Transaction	Level 3	$4,379	$8

We estimated the fair value of the earn-out using a probability-weighted discounted cash flow model. This fair value measurement is based on a discounted cash flow and thus represents a Level 3 measurement as defined in ASC 820. As of March 31, 2011, there were no significant changes in the range of outcomes of the earn-out compared to the acquisition date. As of March 31, 2011, the earn-out liability decreased to $4,379 as a result of a decrease in Avatar’s stock price as of March 31, 2011 compared to December 31, 2010.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Fair Value Disclosures – continued

The carrying amounts and fair values of our financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$184,599	$184,599	$115,502	$115,502
Restricted cash	$8,245	$8,245	$8,422	$8,422
Receivables, net	$5,647	$5,647	$6,434	$6,434
Income tax receivable	$1,766	$1,766	$1,766	$1,766
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$47,039	$46,980	$64,445	$64,966
7.50% Notes	$100,000	$106,000
6% Notes payable	$12,000	$11,196	$12,000	$11,029
Real estate:
5.50% Term Bonds payable	$111	$111	$111	$111
Construction loan	$204	$203	$396	$388
Promissory Note Payable	$60	$60	$105	$105

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

7.50% Notes and 4.50% Notes: At March 31, 2011 and December 31, 2010, the fair value of the 7.50% Notes and the 4.50% Notes is estimated, based on quoted or estimated market prices.

Real estate notes payable: The fair values of the 6% notes payable and construction loan as of March 31, 2011 and December 31, 2010 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements. The carrying values for the 5.50% term bonds payable and the promissory note payable approximates their fair value.

Index

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

We determined that these entities qualify as VIEs which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of March 31, 2011, our consolidated balance sheets include $3,440 in land and other inventories and $1,089 in property and equipment from these LLCs. As of December 31, 2010, our consolidated balance sheets include $3,440 in land and other inventories and $1,161 in property and equipment from these LLC’s.

Avatar and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of March 31, 2011, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Variable Interest Entities - continued

  Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at March 31, 2011 and December 31, 2010 are accounted for under the equity method.

Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $41 and $33 to its unconsolidated entities during the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

The following are the consolidated condensed balance sheets of our unconsolidated entities as of March 31, 2011 and December 31, 2010:

	March 31	December 31
	2011	2010
Assets:
Cash	$118	$465
Land and other inventory	11,574	11,574
Other assets	60	84
Total assets	$11,752	$12,123

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,646	$1,448
Notes and interest payable to Avatar	3,724	3,724
Partners’ Capital of:
Avatar	1,291	1,470
Equity partner	5,091	5,481
Total liabilities and partners’ capital	$11,752	$12,123

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Variable Interest Entities - continued

The following are the consolidated condensed statements of operations of our unconsolidated entities for the three months ended March 31, 2011 and 2010:

	2011	2010

Revenues	$-	$-
Costs and expenses	341	304
Net loss from unconsolidated entities	$(341)	$(304)
Avatar’s share of loss from unconsolidated entities	$(128)	$(90)

Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	March 31, 2011	December 31, 2010
Gross estimated unexpended costs	$26,244	$26,197
Less costs relating to unsold homesites	(5,960)	(5,909)

Estimated development liability for sold land	$20,284	$20,288

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs.  In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $0 during both the three months ended March 31, 2011 and 2010. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $45 and $165, which have been accrued in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2011, we had outstanding performance bonds of approximately $9,105. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Financial Information Relating To Reportable Segments

The following table summarizes Avatar’s information for reportable segments for the three months ended March 31, 2011 and 2010:

	Three Months
Revenues:	2011	2010
Segment revenues
Active adult communities	$7,806	$4,678
Primary residential	3,655	4,622
Commercial and industrial and other land sales	-	-
Other operations	311	191
	11,772	9,491
Unallocated revenues
Interest income	168	122
Other	272	10
Total revenues	$12,212	$9,623

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(2,338)	$(2,013)
Primary residential	(1,235)	(1,642)
Commercial and industrial and other land sales	-	(37)
Other operations	43	(9)
	(3,530)	(3,701)
Unallocated income (expenses)
Interest income	168	122
Loss on repurchase of 4.50% Notes	(211)	-
Equity loss from unconsolidated entities	(128)	(90)
Net loss attributable to non-controlling interests	127	133
General and administrative expenses	(3,401)	(4,083)
Interest expense	(2,431)	(1,676)
Other real estate expenses	(691)	(841)
Loss before income taxes	$(10,097)	$(10,136)

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

In the preparation of our financial statements, we apply United States generally accepted accounting principles. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, including our recent JEN Transaction; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. At least 80% of active adult homes are intended for occupancy by at least one person 55 years or older. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

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

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

EXECUTIVE SUMMARY – continued

During the three months ended March 31, 2011, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosure sales as well as investor-owned units for sale; the number of foreclosures, pending foreclosures and mortgage defaults; the availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. During the three months ended March 31, 2011 and 2010, we recorded impairment charges of $297 and $168, respectively, for housing communities relating to homes completed or under construction.

Land Inventory

Our assets consist primarily of real estate in the states of Florida and Arizona. As of March 31, 2011, we own more than 17,000 acres and through partnerships in several limited liability companies (“LLCs”) have a minority ownership interest in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property.  We are required to consolidate these LLCs in accordance with authoritative accounting guidance.  Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.

Within Florida and Arizona we also own more than 15,000 acres of preserves, wetlands, open space and other areas that at this time are not developable, permitable and/or economically feasible to develop, but may at some future date have an economic value for preservation or conservation purposes.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

EXECUTIVE SUMMARY – continued

Land Inventory – continued

The following is a breakdown of our land holdings (not including our housing inventory) as of March 31, 2011 (dollars in thousands):

		Estimated Planned Lots/Units (1)
Acquisition Date	Contract Date	Developed	Partially Developed	Raw (2)	Total	Book Value
Residential
Osceola County, Florida
Pre-1980		200	-	2,200	2,400	$5,286
1999-2001		500	700	-	1,200	45,042
2003	2002-2003	-	-	1,000	1,000	7,880
2004	2002-2003	-	-	1,400	1,400	19,307
2006	2002-2003	-	-	1,600	1,600	19,044
2010	2010	400	-	-	400	7,346
Total Osceola County		1,100	700	6,200	8,000	103,905

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	20,683
2003	2002-2003	800	-	100	900	30,275
2004	2002-2003	-	-	2,500	2,500	19,954
Total Polk County		1,700	1,000	5,000	7,700	70,912

Orange County, Florida
2010	2010	-	839	-	839	17,305

St. Lucie County, Florida
2009	2009	267	364	400	1,031	2,182

Hernando County, Florida
2004-2005	2003	-	5	-	5	31
Collier and Lee County, Florida
Pre-1980		50	-	-	50	178

Highlands County, Florida
Pre-1980		40	-	40	80	102
Santa Cruz County,(Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,197

Maricopa, Arizona
2010	2010	290	398	-	688	38,912

Pinal County, Arizona
2010	2010	-	-	1,064	1,064	5,802

Pima County, Arizona
2009	2009	86	-	-	86	3,897
Total Residential		4,133	3,606	16,404	24,143	$253,423

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

EXECUTIVE SUMMARY – continued

Land Inventory - continued

		Estimated Planned Lots/Units (1)
Acquisition Date	Contract Date	Developed	Partially Developed	Raw (2)	Total	Book Value
Consolidated LLCs (4)
Polk County, Florida
2005	2004	200	-	300	500	$1,774
Martin County, Florida
1981-1987		75	-	200	275	1,666
Total Consolidated LLCs		275	-	500	775	$3,440

Acquisition Date	Contract Date	Estimated Acres	Book Value
Commercial/Industrial/Institutional
Florida
Pre-1980		1,300	$7,257
2004 (3)	2004	300	14,804
2005 (3)	2004	400	16,088
Total Florida		2,000	38,149

Arizona
Pre-1980		200	273

Total Commercial/Industrial/Institutional		2,200	$38,422

Other
Preserves, wetlands, open space
Pre-1980		-	$3,239
Other		-	4,846
Total Other		-	$8,085

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.
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

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS

The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2011 and 2010:

	Three Months
	2011	2010
Operating income (loss):
Active adult communities
Revenues	$7,806	$4,678
Expenses	10,144	6,691
Segment operating loss	(2,338)	(2,013)

Primary residential
Revenues	3,655	4,622
Expenses	4,890	6,264
Segment operating loss	(1,235)	(1,642)

Commercial and industrial and other land sales
Revenues	-	-
Expenses	-	37
Segment operating loss	-	(37)

Other operations
Revenues	311	191
Expenses	268	200
Segment operating income (loss)	43	(9)

Operating income (loss)	(3,530)	(3,701)

Unallocated income (expenses):
Interest income	168	122
Loss on repurchase of 4.50% Notes	(211)	-
Equity loss from unconsolidated entities	(128)	(90)
Net loss attributable to non-controlling interests	127	133
General and administrative expenses	(3,401)	(4,083)
Interest expense	(2,431)	(1,676)
Other real estate expenses	(691)	(841)
Loss before income taxes	(10,097)	(10,136)
Income tax benefit	-	-
Net loss	$(10,097)	$(10,136)

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Data from closings for the active adult and primary residential homebuilding segments for the three months ended March 31, 2011 and 2010 is summarized as follows:

For the three months ended March 31,	Number of Units	Revenues	Average Price Per Unit

2011
Active adult communities	22	$4,540	$206
Primary residential	11	3,056	$278
Total	33	$7,596	$230

2010
Active adult communities	8	$1,520	$190
Primary residential	20	3,931	$197
Total	28	$5,451	$195

Data from contracts signed for the active adult and primary residential homebuilding segments for the three months ended March 31, 2011 and 2010 is summarized as follows:

For the three months ended March 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2011
Active adult communities	45	(7)	38	$8,439	$222
Primary residential	15	(2)	13	3,682	$283
Total	60	(9)	51	$12,121	$238

2010
Active adult communities	47	(3)	44	$9,289	$211
Primary residential	20	(4)	16	2,865	$179
Total	67	(7)	60	$12,154	$203

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Backlog for the active adult and primary residential homebuilding segments as of March 31, 2011 and 2010 is summarized as follows:

As of March 31,	Number of Units	Dollar Volume	Average Price Per Unit

2011
Active adult communities	44	$11,192	$254
Primary residential	17	4,741	$279
Total	61	$15,933	$261

2010
Active adult communities	45	$10,015	$223
Primary residential	12	2,157	$180
Total	57	$12,172	$214

The number of net housing contracts signed during the three months ended March 31, 2011 compared to the same period in 2010 decreased 15%. The dollar value of housing contracts signed decreased 0.30%, including 7 sales contracts representing an aggregate dollar value of approximately $1,390 in Seasons at Tradition and 15 sales contracts representing an aggregate dollar value of approximately $3,659 in the communities we acquired in the JEN Transaction. Sales commenced during the second quarter of 2010 in Seasons at Tradition and during the fourth quarter of 2010 in the communities we acquired in the JEN transaction. The low volume of housing contracts signed for the three months ended March 31, 2011 continues to reflect the weak market for new residences in the geographic areas where our communities are located.  Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including Avatar. During the three months ended March 31, 2011, cancellations of previously signed contracts totaled 9 compared to 7 during the three months ended March 31, 2010. As a percentage of the gross number of contracts signed, this represents 15% and 10%, respectively.

As of March 31, 2011, our inventory of unsold (speculative) homes, both completed and under construction, was 87 units compared to 83 units as of December 31, 2010. As of March 31, 2011, approximately 43% of unsold homes were completed compared to approximately 65% as of December 31, 2010.

During the three months ended March 31, 2011 compared to the three months ended March 31, 2010, the number of homes closed increased by 18% and the related revenues increased by 39%. Our average sales price for homes closed during the three months ended March 31, 2011 increased to $230 compared to $195 for the three months ended March 31, 2010. We anticipate that we will close in excess of 80% of the homes in backlog as of March 31, 2011 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Net loss for the three months ended March 31, 2011 and 2010 was ($10,097) or ($0.81) per basic and diluted share and ($10,136) or ($0.90) per basic and diluted share, respectively. The decrease in net loss for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to decreased losses in our primary residential communities operations and decreases in general and administrative expenses partially offset by increased losses in our active adult communities.

Revenues from active adult operations increased $3,128 or 67% for the three months ended March 31, 2011 compared to the same period in 2010. Expenses from active adult operations increased $3,453 or 52% for the three months ended March 31, 2011 compared to the same period in 2010. The increase in revenues is primarily attributable to closings during the first quarter of 2011 from Seasons at Tradition and CantaMia. Closings from these communities commenced during the second quarter of 2010 for Seasons at Tradition and during the fourth quarter of 2010 for CantaMia which we acquired on October 25, 2010. The increase in expenses is attributable to costs associated with higher volume of house closings, advertising and marketing expenses, and initial expenditures incurred with the launch of our Younger Next Year (“YNY”) lifestyle programs at Solivita and CantaMia. The average sales price on closings from active adult homebuilding operations during the three months ended March 31, 2011 was $206 compared to $190 during the same period in 2010. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during the three months ended March 31, 2011 was approximately 18% compared to approximately 4% during the same period in 2010. The increase in average contribution margins is attributable to the closings from Seasons at Tradition as a result of our acquisition price. During the three months ended March 31, 2011, at Seasons at Tradition and CantaMia, we had 5 and 8 closings, respectively, with an aggregate dollar value of approximately $1,044 and $1,729, respectively. As of March 31, 2011, we have 13 completed homes remaining in inventory at Seasons at Tradition. Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.

Revenues from primary residential operations decreased $967 or 21% for the three months ended March 31, 2011 compared to the same period in 2010. Expenses from primary residential operations decreased $1,374 or 22% for the three months ended March 31, 2011 compared to the same period in 2010. The decrease in revenues is primarily attributable to decreased closings and average sales prices. The decrease in expenses is attributable to lower costs associated with lower volume of closings. During the three months ended March 31, 2011, we recorded impairment charges in our primary residential operations of approximately $7 compared to approximately $168 for the three months ended March 31, 2010 from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the three months ended March 31, 2011 was $278 compared to $197 for the same period in 2010. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the three months ended March 31, 2011 was approximately 5% compared to approximately (5%) for the same period in 2010. Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.

Revenues from other operations increased $120 or 63%, for the three months ended March 31, 2011 compared to the same period in 2010. Expenses from other operations increased $68 or 34%, for the three months ended March 31, 2011 compared to the same period in 2010. The increases in revenues and expenses are primarily attributable to increased operating results from our title insurance agency operations due to higher volume of real estate transactions.

General and administrative expenses decreased $682 or 17%, for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to decreases in compensation expense and professional fees partially offset by increases in share-based compensation.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Interest expense increased $755 or 45%, for the three months ended March 31, 2011 compared to the same period in 2010. The increase in interest expense is primarily attributable to the increase in outstanding indebtedness during 2011 compared to 2010.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $150 or 18%, for the three months ended March 31, 2011 compared to the same period in 2010. Contributing to the decrease in other real estate expenses for the three months ended March 31, 2011 and 2010 are non-capitalizable expenditures of $20 and $208, respectively, related to the Poinciana Parkway.

In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2011, we recognized an increase of $3,949 in the valuation allowance.  As of March 31, 2011, our deferred tax asset valuation allowance was $26,471. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

Index

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

Cash Flows

As of March 31, 2011, our cash and cash equivalents totaled $184,599, compared to cash and cash equivalents of $115,502 as of December 31, 2010. As of March 31, 2011, total consolidated indebtedness was $159,414, including $100,000 carrying amount of our 7.50% Notes, $47,039 carrying amount of our 4.50% Notes, $12,000 in obligations from the JEN Transaction and borrowings of $375 secured financing, compared to borrowings of $77,057 as of December 31, 2010. Additionally, as of March 31, 2011 we had $8,245 in restricted cash of which $7,663 is posted to collateralize outstanding letters of credit compared to $8,422 in restricted cash as of December 31, 2010. As of April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their rights to require us to repurchase. On April 1, 2011, we utilized cash of $41,637 for this repurchase.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the three months ended March 31, 2011, net cash used in operating activities amounted to $8,272, primarily as a result of $2,333 used for land and other inventories and $5,939 to fund operating losses. Net cash used in investing activities amounted to $2 due to expenditures of $20 for investments in property and equipment. Net cash provided by financing activities of $77,371 was attributable to proceeds of $100,000 from issuance of the 7.50% Notes partially offset by  $4,627 for issuance costs related to the 7.50% Notes, repurchase of $17,765 principal amount of the 4.50% Notes and $237 used for the repayment of real estate borrowings.

For the three months ended March 31, 2010, net cash used in operating activities amounted to $3,870, primarily to fund our operating losses. Net cash provided by investing activities amounted to $10 due to a refund received from previous expenditures of $30 on the Poinciana Parkway offset by expenditures of $20 for investments in property and equipment. Net cash used in financing activities of $39 was attributable to payment of principal under the Amended Unsecured Credit Facility.

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

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

LIQUIDITY AND CAPITAL RESOURCES – continued

Financing

7.50% Notes and 4.50% Notes

On January 31, 2011, Avatar and Avatar Properties Inc. (“API”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, Avatar agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Notes. The 7.50% Notes were sold to the Underwriter at 95.75% of the principal amount of the 7.50% Notes, and were sold to the public at a purchase price of 100% of the principal amount of the 7.50% Notes, plus accrued interest, if any, from February 4, 2011. On February 4, 2011, Avatar completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes is registered pursuant to the Registration Statement filed by Avatar with the SEC. Net proceeds to Avatar from the sale of the 7.50% Notes was approximately $95,350 after deducting the Underwriter’s discount of 4.25% and expenses estimated at approximately $400. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including the 4.50% Notes, which notes may be put to Avatar pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by Avatar at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes which was accounted for as an extinguishment of debt in accordance with ASC 470-20. As of April 1, 2011, holders of $41,637 principal amount exercised their rights to require us to repurchase.

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

•
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time;

•
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

Index

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

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of March 31, 2011, $47,039 principal amount of the 4.50% Notes remained outstanding. As of May 9, 2011, $5,402 remained outstanding.

FASB ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component. ASC 470-20 applies to the 4.50% Notes, however bifurcation of the 7.50% Notes is not required since the instrument does not have a cash settlement option upon conversion.

As of March 31, 2011 and December 31, 2010, the 4.50% Notes and the equity component associated with ASC 470-20 were comprised of the following:

	March 31	December 31
	2011	2010
4.50% Notes
Principal amount	$47,039	$64,804
Unamortized discount	-	(359)
Net carrying amount	$47,039	$64,445

Equity Component, net of income tax benefit	$13,737	$13,737

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

LIQUIDITY AND CAPITAL RESOURCES – continued

The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of March 31, 2011, the discount has been fully amortized. We recognized $293 and $359 in non-cash interest charges related to the amortization of the discount during the three months ended March 31, 2011 and 2010, respectively.

Credit Agreement; Secured Obligations; Performance Bonds

As of March 31, 2011, we have approximately $264 outstanding from secured obligations related to the JEN Transaction. On October 25, 2010, we entered into an agreement with Mutual of Omaha Bank whereby Avatar became the Substitute Guarantor under a $3,000 construction loan facility made by Mutual of Omaha to Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) and JCH Group, LLC. This construction loan facility bears interest at prime plus 2% with a minimum floor of 6%. The maturity date of this facility is May 12, 2011 however we are currently discussing an extension with this lender. As of March 31, 2011, $204 was outstanding. As of March 31, 2011, the interest rate on this facility was 6%. In addition, we have a note payable of $60 to the seller of 4 lots secured by deeds of trust that are non-interest bearing with principal maturity due at the earlier of June 2011 or the closing of the lot by a third party.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2011, we had outstanding performance bonds of approximately $9,105. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road (including a 4.15 mile private toll section) in Osceola and Polk Counties to be known as the Poinciana Parkway (the “Parkway”). Such agreements have been amended so that we are required to obtain financing and commence construction of the Parkway by February 14, 2012 and complete such construction by May 7, 2014, subject to extension for force majeure.  We have acquired all of the rights of way necessary to construct the Parkway.  We also have all material permits for construction of the Parkway and such permits do not expire until February 14, 2018.

If funding and commencement of construction of the Parkway is not achieved by February 14, 2012, the Counties have no right to obtain damages or seek specific performance against Avatar; however, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Osceola County and Avatar are still attempting to locate governmental funds for development of the Poinciana Parkway.  We cannot predict whether any governmental funds will be available.  If we are unable to obtain non-recourse financing or governmental funds for the Poinciana Parkway by the end of the second quarter of 2011, we intend to seek extensions of the deadlines in our agreements with Polk and Osceola Counties.

Index

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of March 31, 2011, approximately $47,466 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of March 31, 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the three months ended March 31, 2011. Non-capitalizable expenditures of $20 and $208 related to the Poinciana Parkway were expensed during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, the carrying value of the Poinciana Parkway is $8,452.

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of March 31, 2011, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Index

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in Avatar’s market risk during the three months ended March 31, 2011. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II -- OTHER INFORMATION

Item 6.	Exhibits

1.1
Underwriting Agreement, dated January 31, 2011, between Avatar Holdings Inc., Avatar Properties Inc., and Barclays Capital Inc. (filed as Exhibit 1.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2011, and incorporated herein by reference).

4.1
Indenture between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee, dated February 4, 2011 (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2011, and incorporated herein by reference).

4.2
First Supplemental Indenture between Avatar Holdings Inc. and Wilmington Trust FSB, dated as of February 4, 2011 (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2011, and incorporated herein by reference).

4.3
Global Note in the principal sum of $100,000,000, dated February 4, 2011 (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2011, and incorporated herein by reference).

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.
Date:	May 10, 2011	By:	/s/ Jon M. Donnell
Jon M. Donnell, Director, President, and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2011	By:	/s/ Michael P. Rama
Michael P. Rama, Controller, Principal Financial Officer and Principal Accounting Officer

Index

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).