Form 10-Q
period 2011-06-30
AVATAR HOLDINGS INC
filed 2011-08-09
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

12,699,897 shares of Avatar's common stock ($1.00 par value) were outstanding as of July 31, 2011.

AVATAR HOLDINGS INC. AND SUBSIDIARIES

Index

PART  I  --  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
(Unaudited) (Dollars in thousands)

	June 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$146,036	$115,502
Restricted cash	8,380	8,422
Receivables, net	5,632	6,434
Income tax receivable	1,766	1,766
Land and other inventories	312,617	326,710
Property and equipment, net	44,870	45,514
Poinciana Parkway	8,452	8,452
Investment in and notes receivable from unconsolidated entities	1,961	5,194
Prepaid expenses and other assets	12,947	10,242
Goodwill	17,215	17,215
Total Assets	$559,876	$545,451

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$1,707	$3,743
Accrued and other liabilities	11,727	6,929
Customer deposits and deferred revenues	2,398	2,557
Earn-out liability	3,366	4,388
Estimated development liability for sold land	20,216	20,288
Notes, mortgage notes and other debt:
Corporate	115,873	76,445
Real estate	285	612
Total Liabilities	155,572	114,962

Commitments and Contingencies

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 15,364,489 shares at June 30, 2011 and 15,562,732 shares at December 31, 2010	15,365	15,563
Additional paid-in capital	306,512	305,672
Retained earnings	161,197	187,820
	483,074	509,055
Treasury stock: at cost, 2,664,592 shares at June 30, 2011and 2,662,106 shares at December 31, 2010	(79,049)	(79,010)
Total Avatar stockholders’ equity	404,025	430,045
Non-controlling interest	279	444
Total Equity	404,304	430,489

Total Liabilities and Stockholders' Equity	$559,876	$545,451

See notes to consolidated financial statements.

Index

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the six and three months ended June 30, 2011 and 2010
(Unaudited)
(Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2011	2010	2011	2010
Revenues
Real estate revenues	$39,978	$25,938	$28,201	$16,496
Interest income	300	254	132	132
Other	300	733	33	674
Total revenues	40,578	26,925	28,366	17,302

Expenses
Real estate expenses	41,620	31,694	25,652	17,819
Impairment charges	14,097	168	13,800	-
General and administrative expenses	6,750	7,845	3,349	3,762
Loss on repurchase of 4.50% Notes	211	-	-	-
Interest expense	4,793	3,162	2,362	1,486
Total expenses	67,471	42,869	45,163	23,067

Equity earnings (losses) from unconsolidated entities	15	(207)	143	(117)

Loss before income taxes	(26,878)	(16,151)	(16,654)	(5,882)
Income tax benefit	-	-	-	-

Net loss (including net loss attributable to non-controlling interests)	(26,878)	(16,151)	(16,654)	(5,882)

Less: Net loss attributable to non-controlling interests	(255)	(272)	(128)	(139)

Net loss attributable to Avatar	$(26,623)	$(15,879)	$(16,526)	$(5,743)

Basic and Diluted Loss Per Share	$(2.14)	$(1.41)	$(1.33)	$(0.51)

See notes to consolidated financial statements.

Index

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2011 and 2010
(Dollars in Thousands)

	2011	2010
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(26,878)	$(16,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,915	2,379
Amortization of stock-based compensation	643	580
Impairment of land and other inventories	14,097	168
Distribution (return) of earnings and notes receivable from unconsolidated entities	3,248	(32)
Equity (earnings) losses from unconsolidated entities	(15)	207
Changes in operating assets and liabilities:
Restricted cash	42	(22,381)
Receivables, net	802	(185)
Income tax receivable	-	33,627
Land and other inventories	(49)	446
Prepaid expenses and other assets	1,922	252
Accounts payable and accrued and other liabilities	1,908	184
Earn-out liability	(1,022)	-
Customer deposits and deferred revenues	(159)	21
NET CASH USED IN OPERATING ACTIVITIES	(3,546)	(885)

INVESTING ACTIVITIES
Investment in property and equipment	(35)	(48)
Return from (investment in) Poinciana Parkway	-	30
Investment in unconsolidated entities	-	(82)
NET CASH USED IN INVESTING ACTIVITIES	(35)	(100)

FINANCING ACTIVITIES
Proceeds from issue of 7.50% Convertible Notes	100,000	-
Principal payments of real estate borrowings	(1,856)	(55,881)
Repurchase 4.50% Convertible Notes	(59,402)	-
Debt issue costs	(4,627)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	34,115	(55,881)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,534	(56,866)
Cash and cash equivalents at beginning of period	115,502	217,132

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146,036	$160,266

See notes to consolidated financial statements.

Index

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011
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

The consolidated balance sheets as of June 30, 2011 and December 31, 2010, and the related consolidated statements of operations for the six and three months ended June 30, 2011 and 2010 and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by our title insurance agency as cash equivalents which were $0 and $725 as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Restricted cash includes deposits of $8,380 and $8,422 as of June 30, 2011 and December 31, 2010, respectively. The balance as of June 30, 2011 is comprised primarily of $7,669 on deposit with Wells Fargo, N.A. to collateralize outstanding letters of credit and $711 of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $192 and $100 as of June 30, 2011 and December 31, 2010, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of June 30, 2011 and December 31, 2010, we had $1,766 of income tax receivables.

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

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.  Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would range between 15-25% depending on the stage of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis. During the six and three months ended June 30, 2011, our impairment assessment resulted in impairment charges of $14,097 and $13,800, respectively, which included approximately $997 and $700, respectively, in impairment charges related to homes completed or under construction and approximately $13,100 in impairment charges for land developed and/or held for future development or sale. During the six and three months ended June 30, 2010, our impairment assessment resulted in impairment charges of $168 and $0, respectively, which related to homes completed or under construction. Reduced interest from potential buyers during the second quarter of 2011 resulted in impairment charges for property located in Central Florida. As of June 30, 2011, other than the Land and Other Inventories that we determined to be impaired, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

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

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the six months ended June 30, 2011 and 2010 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Except for those primary residential communities acquired in conjunction with a portfolio of real estate assets in Arizona and Florida acquired during October 2010 (the “JEN Transaction), build-out of our active adult and primary residential communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.

Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. Except for those primary residential communities acquired in the JEN Transaction, build-out of our active adult and primary residential communities generally exceeds five years. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Declines in market values below those realized from our current sales prices and estimations could result in future impairment.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Land and Other Inventories – continued

Land and Other Inventories consist of the following:

	June 30,	December 31,
	2011	2010
Land developed and in process of development	$164,653	$166,569
Land held for future development or sale	120,813	134,347
Homes completed or under construction	26,796	24,320
Other	355	1,474
	$312,617	$326,710

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

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three months ended June 30, 2011, no impairments existed for Property and Equipment.

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road (including a 4.15 mile private toll section) in Osceola and Polk Counties to be known as the Poinciana Parkway (the “Poinciana Parkway”). Such agreements have been amended so that we are required to obtain financing and commence construction of the Parkway by February 14, 2012 and complete such construction by May 7, 2014, subject to extension for force majeure.  We have acquired all of the rights of way necessary to construct the Poinciana Parkway.  We also have all material permits for construction of the Poinciana Parkway and such permits do not expire until February 14, 2018.

If funding and commencement of construction of the Poinciana Parkway is not achieved by February 14, 2012, the Counties have no right to obtain damages or seek specific performance against Avatar; however, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of June 30, 2011, approximately $47,500 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of June 30, 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the six and three months ended June 30, 2011. Non-capitalizable expenditures of $46 and $20 related to the Poinciana Parkway were expensed during the six and three months ended June 30, 2011, respectively, and $265 and $57 during the six and three months ended June 30, 2010, respectively. At June 30, 2011, the carrying value of the Poinciana Parkway is $8,452.

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

Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date.  During the first, second and third quarters of 2007, the 4.50% Notes were convertible; and $200 principal amount were converted into 3,800 shares of Avatar’s common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes; during 2008, we repurchased $35,920 principal amount; and during 2009, we repurchased $14,076 principal amount. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes which was accounted for as an extinguishment of debt in accordance with ASC 470-20. As of April 1, 2011, holders of $41,637 principal amount exercised their rights to require us to repurchase.

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of June 30, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

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

The discount on the liability component of the 4.50% Notes was amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount was amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes could require us to repurchase the 4.50% Notes. We recognized $293 and $0 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2011, respectively. We recognized $718 and $359 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2010, respectively.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt – continued

JEN Transaction Notes

In conjunction with the JEN Transaction, we entered into two separate note payable agreements with JEN. Each note is for $6,000 bearing interest at 6% with maturity dates of October 25, 2011 and October 25, 2012. On May 6, 2011, we made a principal payment of $1,529 on the note which matures on October 25, 2011. As of June 30, 2011, $10,471 principal amount of these notes remained outstanding.

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

The sale of the 7.50% Notes was registered pursuant to a Registration Statement on Form S-3 (No. 333-161498), filed by Avatar with the Securities and Exchange Commission on August 21, 2009 (the “Registration Statement”). Net proceeds to Avatar from the sale of the 7.50% Notes was approximately $95,373 after deducting the Underwriter’s discount of 4.25% and expenses of $377. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including Avatar’s 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), which notes may be put to Avatar pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by Avatar at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes which was accounted for as an extinguishment of debt in accordance with ASC 470-20. As of April 1, 2011, holders of $41,637 principal amount exercised their rights to require us to repurchase.

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

Real Estate

As of June 30, 2011, we have approximately $174 outstanding from secured obligations related to the JEN Transaction. We had a $3,000 construction loan facility with Mutual of Omaha bearing interest at prime plus 2% with a minimum floor of 5.50% which matured on May 12, 2011. On May 12, 2011, we modified this construction loan facility capacity to $6,000 bearing interest at prime plus 2% with a minimum floor of 5.50% which matures on May 12, 2012. As of June 30, 2011, the interest rate on this facility was 5.50%. As of June 30, 2011, $114 was outstanding.

The following table represents interest incurred, interest capitalized, and interest expense for the six and three months ended June 30, 2011 and 2010:

	Six Months		Three Months
	2011	2010	2011	2010
Interest incurred	$5,011	$3,219	$2,492	$1,528
Interest capitalized	(218)	(57)	(130)	(42)
Interest expense	$4,793	$3,162	$2,362	$1,486

We made interest payments of $1,491 and $2,114 during the six months ended June 30, 2011 and 2010, respectively.

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

During the six and three months ended June 30, 2011 and 2010 changes in the warranty reserve consisted of the following:

	Six Months		Three Months
	2011	2010	2011	2010
Accrued warranty reserve, beginning of period	$477	$458	$451	$397
Estimated warranty expense	171	257	97	174
Amounts charged against warranty reserve	(226)	(231)	(126)	(87)
Accrued warranty reserve, end of period	$422	$484	$422	$484

Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Avatar. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the six and three months ended June 30, 2011 and 2010 did not assume the effect of restricted stock units, employee stock options or the 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic loss per share includes the issuance of 66,538 and 9,271 shares of our common stock for the six and three months ended June 30, 2011, respectively, and 28,900 shares for the six and three months ended June 30, 2010. In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the six and three months ended June 30, 2011 and 2010:

	Six Months		Three Months
	2011	2010	2011	2010
Numerator:
Basic and diluted loss per share – net loss	$(26,623)	$(15,879)	$(16,526)	$(5,743)

Denominator:
Basic and diluted weighted average shares outstanding	12,441,098	11,245,520	12,442,616	11,250,226

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Repurchase of Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. On March 30, 2009, we repurchased $7,500 principal amount of the 4.50% Notes for approximately $6,038 including accrued interest. On June 19, 2009, we repurchased $6,576 principal amount of the 4.50% Notes for approximately $5,658 including accrued interest. As of June 30, 2011, the remaining authorization is $18,304.

Non-controlling Interest

Avatar has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At June 30, 2011 and December 31, 2010, non-controlling interest was $279 and $444, respectively. The decrease in non-controlling interest of $255 is a result of the losses generated from these LLCs.

Comprehensive Loss

Net loss and comprehensive loss are the same for the six months ended June 30, 2011 and 2010.

Share-Based Payments and Other Executive Compensation

On June 2, 2011, the stockholders of Avatar approved the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (the "Incentive Plan") to, among other things, increase the aggregate number of shares of Avatar's common stock, par value $1.00 per share, authorized for issuance under the Incentive Plan by 700,000 shares from 1,500,000 shares to 2,200,000 shares and extend the term of the Incentive Plan until October 25, 2020. The Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of Avatar. The exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

As of June 30, 2011, an aggregate of 1,319,022 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 414,804 options, restricted stock units and stock units granted. There were 904,218 shares available for grant at June 30, 2011.

Compensation expense related to restricted stock and restricted stock unit awards during the six months ended June 30, 2011 and 2010 was $588 and $528, respectively. Compensation expense related to restricted stock and restricted stock unit awards during the three months ended June 30, 2011 and 2010 was ($53) and $264, respectively. During the three months ended June 30, 2011, we reversed approximately $450 of previously recognized compensation expense related to 293,178 shares of restricted stock which were forfeited due to the resignation of our former CEO on June 15, 2011. During the six months ended June 30, 2011, we granted 97,160 restricted stock and restricted stock units, which have a weighted average grant date fair value of $15.19 per share. During the six months ended June 30, 2010, we granted 4,935 restricted stock units, which have a weighted average grant date fair value of $20.68 per share.

As of June 30, 2011, there was $3,434 of unrecognized compensation expense related to unvested restricted stock and restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.6 years.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Income Taxes

Income tax receivable as of June 30, 2011 and December 31, 2010 consists of $1,766 in income tax refunds.

Income taxes have been provided using the liability method under ASC 740, Income Taxes (“ASC 740”).  The liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the six months ended June 30, 2011 we recognized an increase of $10,271 in the valuation allowance. As of June 30, 2011, our deferred tax asset valuation allowance was $32,793. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Avatar’s assets measured at fair value as of June 30, 2011 and gains (losses) for the quarter ended June 30, 2011 on a nonrecurring basis are summarized below:

	Fair Value	Fair Value at	Gains/
Non-financial Assets/Liabilities	Hierarchy	June 30, 2011	(Losses)

Homes completed or under construction	Level 2	$4,313	$(700)
Land developed and/or held for future development or sale	Level 3	$3,060	$(13,100)
Earn-out liability related to the JEN Transaction	Level 3	$3,366	$1,022

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

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.  Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would range between 15-25% depending on the stage of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Fair Value Disclosures – continued

We estimated the fair value of the earn-out using a probability-weighted discounted cash flow model. This fair value measurement is based on a discounted cash flow and thus represents a Level 3 measurement as defined in ASC 820. As of June 30, 2011, there were no significant changes in the range of outcomes of the earn-out compared to the acquisition date. As of June 30, 2011, the earn-out liability decreased to $3,366 as a result of a decrease in Avatar’s stock price as of June 30, 2011 compared to December 31, 2010.

The carrying amounts and fair values of our financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$146,036	$146,036	$115,502	$115,502
Restricted cash	$8,380	8,380	$8,422	$8,422
Receivables, net	$5,632	$5,632	$6,434	$6,434
Income tax receivable	$1,766	$1,766	$1,766	$1,766
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$5,402	$5,388	$64,445	$64,966
7.50% Notes	$100,000	$101,000	$-	$-
6% Notes payable	$10,471	$9,922	$12,000	$11,029
Real estate:
5.50% Term Bonds payable	$111	$111	$111	$111
Construction loan	$114	$109	$396	$388
Promissory Note Payable	$60	$60	$105	$105

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

7.50% Notes and 4.50% Notes: At June 30, 2011 and December 31, 2010, the fair value of the 7.50% Notes and the 4.50% Notes is estimated, based on quoted or estimated market prices.

Real estate notes payable: The fair values of the 6% notes payable and construction loan as of June 30, 2011 and December 31, 2010 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements. The carrying values for the 5.50% term bonds payable and the promissory note payable approximates their fair value.

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

We determined that these entities qualify as VIEs which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of June 30, 2011, our consolidated balance sheets include $3,470 in land and other inventories and $1,075 in property and equipment from these LLCs. As of December 31, 2010, our consolidated balance sheets include $3,440 in land and other inventories and $1,161 in property and equipment from these LLC’s.

Avatar and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of June 30, 2011, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Variable Interest Entities - continued

  Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at June 30, 2011 and December 31, 2010 are accounted for under the equity method.

Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $57 and $115 to its unconsolidated entities during the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

The following are the consolidated condensed balance sheets of our unconsolidated entities as of June 30, 2011 and December 31, 2010:

	June 30	December 31
	2011	2010
Assets:
Cash	$76	$465
Land and other inventory	8,621	11,574
Other assets	35	84
Total assets	$8,732	$12,123

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,830	$1,448
Notes and interest payable to Avatar	756	3,724
Partners’ Capital of:
Avatar	1,205	1,470
Equity partner	4,941	5,481
Total liabilities and partners’ capital	$8,732	$12,123

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Variable Interest Entities - continued

The following are the consolidated condensed statements of operations of our unconsolidated entities for the six and three months ended June 30, 2011 and 2010:

	Six Months		Three Months
	2011	2010	2011	2010

Revenues	$3,876	$5	$3,876	$5
Costs and expenses	3,667	627	3,326	323
Net income (loss) from unconsolidated entities	$209	$(622)	$550	$(318)
Avatar’s share of income (loss) from unconsolidated entities	$15	$(207)	$143	$(117)

Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	June 30,	December 31,
	2011	2010
Gross estimated unexpended costs	$26,173	$26,197
Less costs relating to unsold homesites	(5,957)	(5,909)

Estimated development liability for sold land	$20,216	$20,288

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs.  In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $0 during both the six and three months ended June 30, 2011 and 2010. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $44 and $165, which have been accrued in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2011, we had outstanding performance bonds of approximately $2,248. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Financial Information Relating To Reportable Segments

The following table summarizes Avatar’s information for reportable segments for the six and three months ended June 30, 2011 and 2010:

	Six Months		Three Months
Revenues:	2011	2010	2011	2010
Segment revenues
Active adult communities	$17,273	$17,053	$9,467	$12,375
Primary residential	6,938	8,315	3,283	3,693
Commercial and industrial and other land sales	15,065	23	15,065	23
Other operations	702	599	391	408
	39,978	25,990	28,206	16,499
Unallocated revenues
Interest income	300	254	132	132
Other	300	681	28	671
Total revenues	$40,578	$26,925	$28,366	$17,302

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(5,450)	$(1,478)	$(3,112)	$535
Primary residential	(2,214)	(2,503)	(979)	(861)
Commercial and industrial and other land sales	6,817	(27)	6,817	10
Other operations	113	270	70	279
	(734)	(3,738)	2,796	(37)
Unallocated income (expenses):
Interest income	300	254	132	132
Loss on repurchase of 4.50% Notes	(211)	-	-	-
Equity earnings (losses) from unconsolidated entities	15	(207)	143	(117)
Net loss attributable to non-controlling interests	255	272	128	139
General and administrative expenses	(6,750)	(7,845)	(3,349)	(3,762)
Interest expense	(4,793)	(3,162)	(2,362)	(1,486)
Other real estate expenses	(1,605)	(1,453)	(914)	(612)
Impairment of land developed or held for future development	(13,100)	-	(13,100)	-
Loss before income taxes	$(26,623)	$(15,879)	$(16,526)	$(5,743)

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

Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, including our recent JEN Transaction; and other factors as are described in Avatar’s filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. At least 80% of active adult homes are intended for occupancy by at least one person 55 years or older. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

EXECUTIVE SUMMARY

We are engaged in the business of real estate operations in Florida and Arizona. Our residential community activities have been adversely affected in both markets, bringing home sales to low levels. We also engage in other real estate activities, such as the operation of amenities, and the sale for third-party development of commercial and industrial land, which activities have also been adversely affected by economic conditions.

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

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

EXECUTIVE SUMMARY – continued

During the six months ended June 30, 2011, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by record levels of homes available for sale and diminished buyer confidence. The number of foreclosures, pending foreclosures, mortgage defaults and investor-owned units for sale; availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business.

The downturn in the real estate market has caused the fair value of certain of our inventory to fall below its carrying value. As a result, we have written down the carrying value of certain of our inventory to its fair value, and taken corresponding non-cash charges against our earnings. If the real estate market declines further, we may need to take additional charges against our earnings for inventory impairments or write-downs of our investments in unconsolidated entities and other assets.

                 We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses. As part of this process, we will examine our assets to determine which assets fit within our primary business strategy. These evaluations may also result in additional cash and non-cash charges or write-downs.

                During the six and three months ended June 30, 2011, our impairment assessment resulted in impairment charges of $14,097 and $13,800, respectively, which included approximately $997 and $700, respectively, in impairment charges related to homes completed or under construction and approximately $13,100 in impairment charges for land developed and/or held for future development or sale. During the six and three months ended June 30, 2010, our impairment assessment resulted in impairment charges of $168 and $0, respectively, which related to homes completed or under construction. Reduced interest from potential buyers during the second quarter of 2011 resulted in impairment charges for property located in Central Florida.

Land Inventory

Our assets consist primarily of real estate in the states of Florida and Arizona. As of June 30, 2011, we own more than 17,000 acres and through partnerships in several limited liability companies (“LLCs”) have a minority ownership interest in an additional 830 acres of developed, partially developed or developable residential, commercial and industrial property.  We are required to consolidate these LLCs in accordance with authoritative accounting guidance.  Some portion of these acres may be developed as roads, retention ponds, parks, school sites, community amenities or for other similar uses.

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

EXECUTIVE SUMMARY – continued

Land Inventory – continued

The following is a breakdown of our land holdings (not including our housing inventory) as of June 30, 2011 (dollars in thousands):

		Estimated Planned Lots/Units (1)
Acquisition Date	Contract Date	Developed	Partially Developed	Raw	Total	Book Value
Residential
Osceola County, Florida
Pre-1980		200	-	2,200	2,400	$5,286
1999-2001		500	700	-	1,200	45,225
2003	2002-2003	-	-	1,000	1,000	7,880
2004	2002-2003	-	-	1,400	1,400	19,283
2006	2002-2003	-	-	1,600	1,600	19,044
2011	2010	220	-	-	220	4,325
Total Osceola County		920	700	6,200	7,820	101,043

Polk County, Florida
Pre-1980		900	1,000	2,400	4,300	20,894
2003	2002-2003	800	-	100	900	29,397
2004	2002-2003	-	-	2,500	2,500	19,754
Total Polk County		1,700	1,000	5,000	7,700	70,045

Orange County, Florida
2010	2010	-	839	-	839	17,953

St. Lucie County, Florida
2009	2009	267	364	400	1,031	2,175

Hernando County, Florida
2004-2005	2003	-	5	-	5	31

Collier and Lee County, Florida
Pre-1980		50	-	-	50	178

Highlands County, Florida
Pre-1980		40	-	40	80	102

Santa Cruz County,(Rio Rico), Arizona
Pre-1980		600	300	3,700	4,600	10,303

Maricopa County, Arizona
2010	2010	290	398	-	688	37,019

Pinal County, Arizona
2010	2010	-	-	1,064	1,064	5,802

Pima County, Arizona
2009	2009	86	-	-	86	3,897
Total Residential		3,953	3,606	16,404	23,963	$248,548

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

EXECUTIVE SUMMARY – continued

Land Inventory - continued

		Estimated Planned Lots/Units (1)
Acquisition ate	Contract Date	Developed	Partially Developed	Raw	Total	Book Value
Consolidated LLCs (3)
Polk County, Florida
2005	2004	200	-	300	500	$1,774
Martin County, Florida
1981-1987		75	-	200	275	1,666
Total Consolidated LLCs		275	-	500	775	$3,440

Acquisition Date	Contract Date	Estimated Acres	Book Value
Commercial/Industrial/Institutional
Florida
Pre-1980		1,300	$7,257
2004 (2)	2004	300	14,804
2005 (2)	2004	400	3,059
Total Florida		2,000	25,120

Arizona
Pre-1980		200	273

Total Commercial/Industrial/Institutional		2,200	$25,393

Other
Preserves, wetlands, open space
Pre-1980		-	$3,239
Other		-	4,846
Total Other		-	$8,085

(1)	Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.
(2)	During the 4th quarter 2008, our plans for this property changed from developing it as single family housing to permitting as commercial/industrial/institutional land.
(3)
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

The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2011 and 2010:

	Six Months		Three Months
	2011	2010	2011		2010
Operating income (loss):
Active adult communities
Revenues	$17,273	$17,053	$9,467		$12,375
Expenses	22,723	18,531	12,579		11,840
Segment operating income (loss)	(5,450)	(1,478)	(3,112)		535

Primary residential
Revenues	6,938	8,315	3,283		3,693
Expenses	9,152	10,818	4,262		4,554
Segment operating loss	(2,214)	(2,503)	(979)		(861)

Commercial and industrial and other land sales
Revenues	15,065	23	15,065		23
Expenses	8,248	50	8,248		13
Segment operating income (loss)	6,817	(27)	6,817		10

Other operations
Revenues	702	599	391		408
Expenses	589	329	321		129
Segment operating income	113	270	70		279

Operating income (loss)	(734)	(3,738)	2,796		(37)

Unallocated income (expenses):
Interest income	300	254	132		132
Loss on repurchase of 4.50% Notes	(211)	-	-		-
Equity earnings (losses) from unconsolidated entities	15	(207)	143		(117)
Net loss attributable to non-controlling interests	255	272	128		139
General and administrative expenses	(6,750)	(7,845)	(3,349)		(3,762)
Interest expense	(4,793)	(3,162)	(2,362)		(1,486)
Other real estate expenses	(1,605)	(1,453)	(914)		(612)
Impairment of land developed or held for future development	(13,100)	-	(13,100)		-
Loss before income taxes	(26,623)	(15,879)	(16,526)		(5,743)
Income tax benefit	-	-	-		-
Net loss	$(26,623)	$(15,879)	$(16,526	)7)	$(5,743)

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Data from closings for the active adult and primary residential homebuilding segments (excluding revenues from our amenity operations) for the six and three months ended June 30, 2011 and 2010 is summarized as follows:

	Number of Units	Revenues	Average Price Per Unit
For the six months ended June 30,
2011
Active adult communities	51	$11,153	$219
Primary residential	24	5,736	$239
Total	75	$16,889	$225

2010
Active adult communities	60	$11,093	$185
Primary residential	35	7,112	$203
Total	95	$18,205	$192

For the three months ended June 30,
2011
Active adult communities	29	$6,613	$228
Primary residential	13	2,680	$206
Total	42	$9,293	$221

2010
Active adult communities	52	$9,573	$184
Primary residential	15	3,181	$212
Total	67	$12,754	$190

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Data from contracts signed for the active adult and primary residential homebuilding segments for the six and three months ended June 30, 2011 and 2010 is summarized as follows:

	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
For the six months ended June 30,
2011
Active adult communities	83	(16)	67	$15,572	$232
Primary residential	31	(3)	28	6,817	$243
Total	114	(19)	95	$22,389	$236

2010
Active adult communities	78	(7)	71	$14,393	$203
Primary residential	34	(7)	27	6,392	$237
Total	112	(14)	98	$20,785	$212

For the three months ended June 30,
2011
Active adult communities	38	(9)	29	$7,133	$246
Primary residential	16	(1)	15	3,135	$209
Total	54	(10)	44	$10,268	$233

2010
Active adult communities	31	(4)	27	$5,104	$189
Primary residential	14	(3)	11	3,527	$321
Total	45	(7)	38	$8,631	$227

Backlog for the active adult and primary residential homebuilding segments as of June 30, 2011 and 2010 is summarized as follows:

	Number of Units	Dollar Volume	Average Price Per Unit
As of June 30,
2011
Active adult communities	44	$11,712	$266
Primary residential	19	5,196	$273
Total	63	$16,908	$268

2010
Active adult communities	20	$5,546	$277
Primary residential	8	2,502	$313
Total	28	$8,048	$287

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars inthousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

The number of net housing contracts signed during the six months ended June 30, 2011 compared to the same period in 2010 decreased approximately 3%, however the dollar value of housing contracts signed increased approximately 8% primarily as a result of higher average sales prices for housing contracts signed from the communities we acquired in the JEN Transaction. The low volume of housing contracts signed for the six months ended June 30, 2011 continues to reflect the weak market for new residences in the geographic areas where our communities are located.  Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including Avatar. During the six and three months ended June 30, 2011, cancellations of previously signed contracts totaled 19 and 10 compared to 14 and 7 during the six and three months ended June 30, 2010, respectively. As a percentage of the gross number of contracts signed, this represents 17% and 19% for the six and three months ended June 30, 2011, respectively. As a percentage of the gross number of contracts signed, this represents 13% and 16% for the six and three months ended June 30, 2010, respectively.

As of June 30, 2011, our inventory of unsold (speculative) homes, both completed and under construction, was 79 units compared to 83 units as of December 31, 2010. As of June 30, 2011, approximately 80% of unsold homes were completed compared to approximately 65% as of December 31, 2010.

During the six months ended June 30, 2011 compared to the six months ended June 30, 2010, the number of homes closed decreased by approximately 21% and the related revenues decreased by approximately 7%. Our average sales price for homes closed during the six months ended June 30, 2011 increased to $225 compared to $192 for the six months ended June 30, 2010. The decrease in closings and revenues for the six and three months ended June 30, 2011 is primarily attributable to decreased closings from Seasons at Tradition. We anticipate that we will close in excess of 80% of the homes in backlog as of June 30, 2011 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.

Net loss for the six and three months ended June 30, 2011 was ($26,623) or ($2.14) per basic and diluted share and ($16,526) or ($1.33) per basic and diluted share, respectively, compared to net loss of ($15,879) or ($1.41) per basic and diluted share and ($5,743) or ($0.51) per basic and diluted share, respectively, for the comparable periods in 2010. The increase in net loss for the six and three months ended June 30, 2011 compared to the same periods in 2010 was primarily due to increased losses in our active adult communities operations, increases in interest expense and impairment charges of $14,097 and $13,800 during the six and three months ended June 30, 2011. Partially offsetting the increases in losses for the six and three months ended June 30, 2011 was increases in commercial and industrial and other land sales, decreases in general and administrative expenses and decreases in other real estate expenses. in our primary residential communities operations and decreases in general and administrative expenses partially offset by increased losses in our active adult communities.

Revenues from active adult operations increased $220 or 1.3% and decreased $2,908 or 23.5%, respectively, for the six and three months ended June 30, 2011 compared to the same periods in 2010. Expenses from active adult operations increased $4,192 or 22.6% and $739 or 6.2%, respectively, for the six and three months ended June 30, 2011 compared to the same periods in 2010. The increase in revenues for the six months ended June 30, 2011 compared to the same period last year is primarily due to higher average sales prices from house closings. The decrease in revenues for the three months ended June 30, 2011 compared to the same period last year is primarily attributable to less closings at Seasons at Tradition. The increase in expenses during the six and three months ended June 30, 2011 compared to the same periods in 2010 is attributable to increased advertising and marketing expenses and expenditures incurred with the launch of our Younger Next Year (“YNY”) lifestyle programs at Solivita and CantaMia. Also contributing to the increase in expenses was impairment charges from completed or homes under construction of approximately $990 and $700, respectively, compared to $0 for the six and three months ended June 30, 2010. The average sales price on closings from active adult homebuilding operations during the six and three months ended June 30, 2011 was $219 and $228, respectively, compared to $185 and $184, respectively, during the same periods in 2010. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during the six and three months ended June 30, 2011 was approximately 19% and 20%, respectively, compared to approximately 34% and 39%, respectively, during the same periods in 2010. During the six and three months ended June 30, 2011, at Seasons at Tradition, we had 11 and 6 closings, with an aggregate dollar value of approximately $2,578 and $1,534, respectively, and at CantaMia we had 15 and 7 closings with an aggregate dollar value of approximately $3,503 and $1,774, respectively. During the six and three months ended June 30, 2010, at Seasons at Tradition, we had 42 closings for both periods, with an aggregate dollar value of approximately $6,766 during both periods. We did not have closings at CantaMia during the six and three months ended June 30, 2010 since the JEN Transaction occurred on October 25, 2010. Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

   Revenues from primary residential operations decreased $1,377 or 16.6% and $410 or 11.1%, respectively, for the six and three months ended June 30, 2011 compared to the same periods in 2010. Expenses from primary residential operations decreased $1,666 or 15.4% and $292 or 6.4%, respectively, for the six and three months ended June 30, 2011 compared to the same periods in 2010. The decrease in revenues is primarily attributable to decreased closings. The decrease in expenses is attributable to lower costs associated with lower volume of closings. During the six and three months ended June 30, 2011, we recorded impairment charges from homes completed or under construction of approximately $7 and $0, respectively, compared to approximately $168 and $0 for the six and three months ended June 30, 2010, respectively. The average sales price on closings from primary residential homebuilding operations for the six and three months ended June 30, 2011 was $239 and $206, respectively, compared to $203 and $212, respectively, for the same periods in 2010. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the six and three months ended June 30, 2011 was approximately 3% and 0.2%, respectively, compared to approximately 2% and 10%, respectively, for the same periods in 2010. Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales increased $15,042 for both the six and three months ended June 30, 2011 compared to the same periods in 2010. During the six and three months ended June 30, 2011, we realized pre-tax profits of $6,817 on revenues of $15,065 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales increased approximately $8,200 for the six and three months ended June 30, 2011 compared to the same periods in 2010. The increase in expenses is attributable to higher volume of closings of commercial and industrial and other land sales.

General and administrative expenses decreased $1,095 or 14% and $413 or 11% for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease was primarily due to decreases in compensation expense and professional fees partially offset by severance expense related to the resignation of our former CEO on June 15, 2011. Also contributing to the decrease was a reduction of the earn-out liability of $1,022 as a result of a decrease in Avatar’s stock price as of June 30, 2011 compared to December 31, 2010.

Interest expense increased $1,631 or 51.6% and $876 or 59.0% for the six and three months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in interest expense is primarily attributable to the increase in outstanding indebtedness during 2011 compared to 2010 as well as the increase in our incremental borrowing rate as a result of the issuance of the 7.50% Notes.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

During the six and three months ended June 30, 2011, our impairment assessment resulted in impairment charges of $14,097 and $13,800, respectively, which included approximately $997 and $700, respectively, in impairment charges related to homes completed or under construction and approximately $13,100 in impairment charges for land developed and/or held for future development or sale. During the six and three months ended June 30, 2010, our impairment assessment resulted in impairment charges of $168 and $0, respectively, which related to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale resulted in impairment charges as a result of reduced interest during the second quarter of 2011 from third parties for property located in Central Florida.

In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the six months ended June 30, 2011, we recognized an increase of $10,271 in the valuation allowance.  As of June 30, 2011, our deferred tax asset valuation allowance was $32,793. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of June 30, 2011, our cash and cash equivalents totaled $146,036, compared to cash and cash equivalents of $115,502 as of December 31, 2010. As of June 30, 2011, total consolidated indebtedness was $116,158, including $100,000 carrying amount of our 7.50% Notes, $5,402 carrying amount of our 4.50% Notes, $10,471 in obligations from the JEN Transaction and borrowings of $285 secured financing, compared to borrowings of $77,057 as of December 31, 2010. Additionally, as of June 30, 2011 we had $8,380 in restricted cash of which $7,669 is posted to collateralize outstanding letters of credit compared to $8,422 in restricted cash as of December 31, 2010.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the six months ended June 30, 2011, net cash used in operating activities amounted to $3,546, primarily as a result of proceeds of $3,248 from earnings and notes receivable from unconsolidated entities and $6,794 to fund operating losses. Net cash used in investing activities amounted to $35 from investments in property and equipment. Net cash provided by financing activities of $34,115 was attributable to proceeds of $100,000 from issuance of the 7.50% Notes partially offset by $4,627 for issuance costs related to the 7.50% Notes, repurchase of $59,402 principal amount of the 4.50% Notes and $1,856 used for the repayment of real estate borrowings.

For the six months ended June 30, 2010, net cash used in operating activities amounted to $885, as a result of $22,035 used to collateralize outstanding letters of credit and $12,131 to fund operating losses. Offsetting cash used was $33,627 received in income tax refunds. Net used in investing activities amounted to $100 due primarily to investments in unconsolidated entities of $82. Net cash used in financing activities of $55,881 was attributable to the payoff of the Amended Unsecured Credit Facility.

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

Financing

7.50% Notes and 4.50% Notes

On January 31, 2011, Avatar and Avatar Properties Inc. (“API”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, Avatar agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Notes. The 7.50% Notes were sold to the Underwriter at 95.75% of the principal amount of the 7.50% Notes, and were sold to the public at a purchase price of 100% of the principal amount of the 7.50% Notes, plus accrued interest, if any, from February 4, 2011. On February 4, 2011, Avatar completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes was registered pursuant to the Registration Statement filed by Avatar with the SEC. Net proceeds to Avatar from the sale of the 7.50% Notes was $95,373 after deducting the Underwriter’s discount of 4.25% and expenses of $377. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including the 4.50% Notes, which notes may be put to Avatar pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by Avatar at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes which was accounted for as an extinguishment of debt in accordance with ASC 470-20. As of April 1, 2011, holders of $41,637 principal amount exercised their rights to require us to repurchase.

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

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of June 30, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES – continued

As of June 30, 2011 and December 31, 2010, the 4.50% Notes and the equity component associated with ASC 470-20 were comprised of the following:

	June 30	December 31
	2011	2010
4.50% Notes
Principal amount	$5,402	$64,804
Unamortized discount	-	(359)
Net carrying amount	$5,402	$64,445

Equity Component, net of income tax benefit	$13,737	$13,737

The discount on the liability component of the 4.50% Notes was amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of June 30, 2011, the discount has been fully amortized. We recognized $293 and $0 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2011, respectively, compared to $718 and $359 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2010, respectively.

Credit Agreement; Secured Obligations; Performance Bonds

As of June 30, 2011, we have approximately $174 outstanding from secured obligations related to the JEN Transaction. We had a $3,000 construction loan facility with Mutual of Omaha bearing interest at prime plus 2% with a minimum floor of 5.50% which matured on May 12, 2011. On May 12, 2011, we modified this construction loan facility capacity to $6,000 bearing interest at prime plus 2% with a minimum floor of 5.50% which matures on May 12, 2012. As of June 30, 2011, the interest rate on this facility was 5.50%. As of June 30, 2011, $114 was outstanding.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2011, we had outstanding performance bonds of approximately $2,248. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

LIQUIDITY AND CAPITAL RESOURCES – continued

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road (including a 4.15 mile private toll section) in Osceola and Polk Counties to be known as the Poinciana Parkway (the “Poinciana Parkway”). Such agreements have been amended so that we are required to obtain financing and commence construction of the Parkway by February 14, 2012 and complete such construction by May 7, 2014, subject to extension for force majeure.  We have acquired all of the rights of way necessary to construct the Poinciana Parkway.  We also have all material permits for construction of the Poinciana Parkway and such permits do not expire until February 14, 2018.

If funding and commencement of construction of the Poinciana Parkway is not achieved by February 14, 2012, the Counties have no right to obtain damages or seek specific performance against Avatar; however, (i) a portion of Avatar’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) Avatar will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of June 30, 2011, approximately $47,500 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of June 30, 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the six and three months ended June 30, 2011. Non-capitalizable expenditures of $46 and $20 related to the Poinciana Parkway were expensed during the six and three months ended June 30, 2011, respectively, and $265 and $57 during the six and three months ended June 30, 2010, respectively. At June 30, 2011, the carrying value of the Poinciana Parkway is $8,452.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

LIQUIDITY AND CAPITAL RESOURCES – continued

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of June 30, 2011, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2011 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in Avatar’s market risk during the six months ended June 30, 2011. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II -- OTHER INFORMATION

Item 6.	Exhibits

10.1
Stock Award Agreement, dated as of November 15, 2010, between Avatar Holdings Inc. and Jon M. Donnell (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2011, and incorporated herein by reference).*

10.2
Stock Award Agreement, dated as of October 25, 2010, between Avatar Holdings Inc. and Joseph Carl Mulac, III (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2011, and incorporated herein by reference).*

10.3
Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011, and incorporated herein by reference).*

10.4
Amended and Restated 2005 Executive Incentive Compensation Plan (2011 Restatement) (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011, and incorporated herein by reference).*

10.5	Separation Agreement, dated June 15, 2011, by and between Avatar Holdings Inc. and Jon Donnell (filed herewith).*

10.6	Employment Agreement, dated as of June 15, 2011, by and between Avatar Holdings Inc. and Allen J. Anderson (filed herewith).*

10.7	First Amendment, dated as of August 8, 2011, to the Employment Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed herewith).*

10.8	Stock Award Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed herewith).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date:	August 9, 2011	By:	/s/Allen J. Anderson
Allen J. Anderson, Director, President, and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2011	By:	/s/ Michael P. Rama
Michael P. Rama, Controller, Principal Financial Officer and Principal Accounting Officer

Index

Exhibit Index

10.5	Separation Agreement, dated June 15, 2011, by and between Avatar Holdings Inc. and Jon Donnell (filed herewith).*

10.6	Employment Agreement, dated as of June 15, 2011, by and between Avatar Holdings Inc. and Allen Anderson (filed herewith).*

10.7	First Amendment, dated as of August 8, 2011, to the Employment Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed herewith).*

10.8	Stock Award Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed herewith).*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections