Form 10-Q
period 2011-09-30
AVATAR HOLDINGS INC
filed 2011-11-14
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07395

AVATAR HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

395 Village Drive, Poinciana, Florida	34759
(Address of Principal Executive Offices)	(Zip Code)

(863) 427-7180
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

15,251,129 shares of Avatar's common stock ($1.00 par value) were outstanding as of October 31, 2011.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART  I  --  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$134,427	$115,502
Restricted cash	7,835	8,422
Land and other inventories	196,808	262,455
Receivables, net	5,563	6,434
Income tax receivable	1,416	1,766
Property and equipment, net	38,512	39,290
Poinciana Parkway	8,452	8,452
Investments in and notes receivable from unconsolidated entities	861	5,194
Prepaid expenses and other assets	11,815	10,242
Goodwill	-	17,215
Assets held for sale	30,117	70,479
Total Assets	$435,806	$545,451

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$2,195	$3,743
Accrued and other liabilities	10,030	6,929
Customer deposits and deferred revenues	1,973	2,557
Estimated development liability for sold land	34,192	31,843
Earn-out liability	0	4,388
Notes, mortgage notes and other debt:
Corporate	105,402	64,445
Real estate	9,933	12,612
Total Liabilities	163,725	126,517

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 15,364,489 shares at September 30, 2011 and 15,562,732 shares at December 31, 2010	15,365	15,563
Additional paid-in capital	307,432	305,672
Retained earnings	28,081	176,265
	350,878	497,500
Treasury stock: at cost, 2,664,592 shares at September 30, 2011 and 2,662,106 shares at December 31, 2010	(79,049)	(79,010)
Total Avatar stockholders’ equity	271,829	418,490
Non-controlling interest	252	444
Total Equity	272,081	418,934

Total Liabilities and Stockholders' Equity	$435,806	$545,451

See accompanying Notes to Consolidated Financial Statements

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands except per-share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Real estate revenues	$53,964	$35,326	$13,986	$9,389
Interest income	395	401	95	147
Other	922	771	622	37
Total revenues	55,281	36,498	14,703	9,573

Expenses
Real estate expenses	60,772	45,224	19,152	13,530
Impairment charges	126,486	204	112,389	36
General and administrative expenses	12,865	12,641	5,093	4,796
Change in fair value of contingent consideration	(4,388)	-	(3,366)	-
Loss on extinguishment of debt	211	-	-	-
Interest expense	7,230	4,288	2,437	1,126
Total expenses	203,176	62,357	135,705	19,488

Earnings (loss) from unconsolidated entities, net	(326)	(331)	(341)	(124)

Loss before income taxes	(148,221)	(26,190)	(121,343)	(10,039)
Income tax benefit	(350)	375	(350)	375

Net loss	(148,571)	(25,815)	(121,693)	(9,664)

Less: Net loss attributable to non-controlling interests	(387)	(417)	(132)	(145)

Net loss attributable to Avatar	$(148,184)	$(25,398)	$(121,561)	$(9,519)

Basic and diluted Loss Per Share	$(11.91)	$(2.26)	$(9.76)	$(0.84)

See accompanying Notes to Consolidated Financial Statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,	September 30
	2011	2010
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(148,571)	$(25,815)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,831	3,562
Amortization of stock-based compensation	1,508	763
Impairment of land and other inventories	109,271	204
Impairment of Goodwill	17,215	-
Change in fair value of contingent consideration	(4,388)	-
Distribution of earnings	(338)	(32)
Equity in (earnings) losses of unconsolidated entities	326	331
Changes in operating assets and liabilities:
Restricted cash	587	(22,573)
Receivables, net	1,221	370
Income tax receivable	-	33,252
Land and other inventories	(287)	(7,483)
Prepaid expenses and other assets	3,054	1,250
Accounts payable and accrued and other liabilities	305	3,030
Customer deposits and deferred revenues	(584)	170
Net cash used in operating activities	(17,850)	(12,971)

INVESTING ACTIVITIES
Investment in property and equipment	(862)	(79)
Return from Poinciana Parkway	-	30
Investment in unconsolidated entities	(83)	(82)
Notes receivable from unconsolidated affiliates	3,957	-
Return of capital from unconsolidated joint venture	471	-
Net cash provided by (used in) investing activities	(3,483)	(131)

FINANCING ACTIVITIES
Proceeds from issue of 7.50% Convertible Notes	100,000	-
Principal payments of real estate borrowings	(2,679)	(55,881)
Repurchase 4.50% Convertible Notes	(59,402)	-
Debt issuance costs	(4,627)	-
Net cash provided by (used in) financing activities	33,292	(55,881)

Net increase (decrease) in cash and cash equivalents	18,925	(68,983)
Cash and cash equivalents at beginning of period	115,502	217,132

Cash and cash equivalents at end of period	$134,427	$148,149

See accompanying Notes to Consolidated Financial Statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands except share and per share data)

Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Avatar Holdings Inc. and all subsidiaries, partnerships and other entities in which Avatar Holdings Inc. has a controlling interest (collectively “Avatar”, “we”, “us”, “our” or “the Company”). Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method.  All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated balance sheet as of December 31, 2010 was derived from audited consolidated financial statements included in our 2010 Annual Report on Form 10-K but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with our December 31, 2010 audited consolidated financial statements in our 2010 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.

Certain prior period amounts have been reclassified to conform to the current year presentation.  At September 30, 2011, Avatar designated certain land holdings totaling $30,117 as available for sale, these assets were carried in land and other inventories in the amount of $70,479 at December 31, 2011.

Restatement of Prior Financial Statements

We undertook an analysis of the development liabilities associated with certain legacy assets.  As a result, we identified certain errors in the estimated development liability.  Our analysis of our Rio Rico property resulted in an increase to the estimated liability of $12,136 as of December 31, 2010.  This liability relates to our obligation to install utilities under individual Rio Rico lot sale agreements we entered into during the 1960s and through the mid-1970s.  The increase in liability can be attributed to (a) an increase in unit costs, (b) the correction of an error in the total water pipeline mileage required to be constructed, (c) the addition of costs to bring utility services from the street pipeline to the sold lots (previous estimates only included utility pipeline and other infrastructure), and (d) a reduction in water infrastructure costs.  Additionally, we determined that we no longer have any liability relating to the land development at Poinciana other than the extension of utility services as all development was completed several years ago, resulting in an overstatement of the estimated development liability of $1,374 as of December 31, 2010.  The overall increase in the estimated development liability related to correction of errors will result in a prior period adjustment of $11,555 at December 31, 2010.

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction, if material.  Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified corrections are immaterial to the Company’s individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year Consolidated Statements of Operations.  Consequently, we have restated the accompanying Consolidated Balance Sheet as of December 30, 2010 appearing herein, from amounts previously reported to correct the prior period errors.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Restatement of Prior Financial Statements - continue

The impact of these misstatements to our 2010 and 2009 statements of operations is inconsequential for restatement and, accordingly, such amounts have not been restated and instead been corrected in the three months ended September 30. 2011.  Additionally, there is no impact of these misstatements to our 2010 and 2009 statements of cash flows as the impact to individual line items within operating activities is not material and there was no impact to net cash provided by (used in) operating, investing, or financing activities.

The tables below summarize the effect of the restatement of previously reported consolidated financial statements for the periods that will be presented in our 2011 Annual report on Form 10-K:

	As of December 31, 2010
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet

Estimated Development Liability	20,288	11,555	31,843

Total Liabilities	114,962	11,555	126,517

Retained Earnings	187,820	(11,555)	176,265

Total Avatar stockholders' equity	430,045	(11,555)	418,490
Total stockholders' equity	430,489	(11,555)	418,934
Total liabilities and stockholders' equity	545,451	(11,555)	545,451

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by a title insurance agency we owned as cash equivalents, which were $0 and $725 as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Restricted cash includes deposits of $7,835 and $8,422 as of September 30, 2011 and December 31, 2010, respectively. The balance as of September 30, 2011 is comprised of $3,615 on deposit with Wells Fargo, N.A. to collateralize outstanding letters of credit, $4,056 of land deposits and $164 of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $0 and $100 as of September 30, 2011 and December 31, 2010, respectively, which are not considered assets of ours and are therefore excluded from restricted cash in the accompanying consolidated balance sheets.

Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. Income tax receivables were $1,416 and $1,766 at September 30, 2011 and December 31, 2010, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Land and Other Inventories – continued

Land and Other Inventories

Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written down to its fair value.  Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction are substantially completed. Land and development costs, construction and direct and allocated costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon GAAP.

In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”) we review our Land and Other Inventories for indicators of impairment.

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.  Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would range between 15 and 30% depending on the stage of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

For assets held for sale (such as homes completed or under construction or vacant land parcels available for sale), we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales price) less cost to sell the asset to its carrying value.  We also obtain independent appraisals where appropriate when conducting our impairment analysis.   If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.

In recognition of ongoing and difficult market conditions in the homebuilding industry, we undertook a strategic planning effort, supported by market research, to improve our market positioning and find ways of reducing cash burn.  After carefully evaluating each of our assets, we determined that some assets no longer fit with our plans.  Specifically, we are no longer holding some of our assets for future development and, instead, intend to offer such assets for sale.  We intend to market those assets in an orderly manner to generate cash flow, reduce carry costs and allow for reinvestment consistent with our longer term strategy.  Therefore those assets have been reclassified as assets held for sale for all periods presented and are accounted for at fair value if less than carrying value at September 30, 2011. Additionally, we have modified plans for other assets that we continue to hold resulting in additional impairment charges. Total impairment charges were recorded during the nine and three months ended September 30, 2011 of $109,271 and $95,174, respectively, which included approximately $1,483 and $486, respectively, in impairment charges related to homes completed or under construction and approximately $107,788 and $94,688, respectively in impairment charges for land developed and/or held for future development or sale. During the nine and three months ended September 30, 2010, our impairment assessment resulted in impairment charges of $204 and $36, respectively, which related to homes completed or under construction. As of September 30, 2011, other than the Land and Other Inventories that we determined to be impaired, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Land and Other Inventories – continued

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the nine months ended September 30, 2011 and 2010 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Except for those primary residential communities acquired in conjunction with a portfolio of real estate assets in Arizona and Florida acquired in October 2010 (the “JEN Transaction), build-out of our active adult and primary residential communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.

Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult, and/or primary residential communities, commercial and industrial uses. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. Except for those primary residential communities acquired in the JEN Transaction, build-out of our active adult and primary residential communities generally exceeds five years. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Land and Other Inventories – continued

Declines in market values below those realized from our current sales prices and estimations could result in future impairment.

Land and Other Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Land developed and in process of development	$106,933	$137,074
Land held for future development or sale	64,827	98,845
Homes completed or under construction	24,725	24,320
Other	323	1,474
	$196,808	$261,713

See “Financial Information Relating to Reportable Segments”.

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

Property and Equipment includes the cost of amenities, such as club facilities on properties owned by us. The cost of these amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.

We review our Property and Equipment quarterly for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  We did not write down the value of our amenities held in Property and Equipment in the nine or three months ended September 30, 2011.

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road (including a 4.15 mile private toll section) in Osceola and Polk Counties to be known as the Poinciana Parkway (the “Poinciana Parkway”). Such agreements have been amended so that we are required to obtain financing and commence construction of the Parkway by February 14, 2012 and complete such construction by May 7, 2014, subject to extension for force majeure.  We have acquired all of the rights of way necessary to construct the Poinciana Parkway and have obtained all material permits for construction.  Such permits do not expire until February, 2018.

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Poinciana Parkway - continued

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of September 30, 2011, approximately $47,400 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of September 30, 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the nine and three months ended September 30, 2011.  Subsequent to September 30, 2011, we were informed that a real estate transaction occurred in the second quarter of 2011 affecting property immediately adjacent to a portion of the right-of-way comprising the Poinciana Parkway that was not reflected in the Public Records.  This transaction, once made public and analyzed by the Company, may result in impairment of the Poinciana Parkway in the fourth quarter of 2011.  The amount of this potential impairment, which cannot exceed the $8,452 carry value, is not presently determinable. Non-capitalizable expenditures of $46 and $0 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2011, respectively, and $287 and $22 during the nine and three months ended September 30, 2010, respectively. At September 30, 2011, the carrying value of the Poinciana Parkway is $8,452.

Goodwill

In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of December 31, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test.  At September 30,  2011, we determined that circumstances existed (specifically the change in the fair value of the JEN earnout liability) that would require us to perform an interim analysis of the goodwill on our books.  We performed a goodwill impairment test by comparing the fair value of the Active Adult reporting unit (the business unit for which the goodwill was assigned) with its carrying amount including goodwill.  We determined that the fair value was less than the carrying value of this reporting unit and further determined that the goodwill should be fully written off as of September 30, 2011 in the amount of $17,215.

Notes, Mortgage Notes and Other Debt

4.50% Convertible Senior Notes

In March, 2004, we issued $120,000 aggregate principal amount of 4.50% Convertible Senior Notes due 2024 (the 4.50% Notes) in a private offering. Interest is payable semiannually on April 1 and October 1. The 4.50% Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. However, the 4.50% Notes are effectively subordinated to all of our existing and future secured debt to the extent of the collateral securing such indebtedness, and to all existing and future liabilities of our subsidiaries.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt – continued

Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of Avatar’s common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date.  During the first, second and third quarters of 2007, the 4.50% Notes were convertible; and $200 principal amount were converted into 3,800 shares of Avatar’s common stock. During 2007, Avatar repurchased $5,000 principal amount of the 4.50% Notes; during 2008, we repurchased $35,920 principal amount; and during 2009, we repurchased $14,076 principal amount. In February 2011, we repurchased $17,765 principal amount of the 4.50% Notes which was accounted for as an extinguishment of debt in accordance with Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20, Debt with Conversion Options – Cash Conversion (“ASC 470-20”).  In April 2011, holders of $41,637 principal amount exercised their right to repurchase.

Holders may require us to repurchase the remaining 4.50% Notes for cash on April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  As of September 30, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

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

The discount on the liability component of the 4.50% Notes was amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount was amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes could require us to repurchase the 4.50% Notes. We recognized $293 and $0 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2011, respectively.  We recognized $1,076 and $359 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2010, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt – continued

JEN Transaction Notes

In conjunction with the JEN Transaction, we entered into two separate note payable agreements with JEN. Each note is for $6,000 bearing interest at 6% with maturity dates of October 25, 2011 and October 25, 2012. Principal payments of $769 and $1,529 were made in August and May, 2011, respectively, on the note which matures on October 25, 2011. As of September 30, 2011, $9,702 principal amount of these notes remained outstanding.

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

The sale of the 7.50% Notes was registered pursuant to a Registration Statement on Form S-3 (No. 333-161498), filed by Avatar with the Securities and Exchange Commission on August 21, 2009 (the “Registration Statement”). Net proceeds to Avatar from the sale of the 7.50% Notes were approximately $95,373 after deducting the Underwriter’s discount of 4.25% and expenses of $377. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including Avatar’s 4.50% Notes and potential new acquisitions of real estate and real estate-related assets.

The 7.50% Notes are governed by a base indenture (the “Base Indenture”) and first supplemental indenture (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), both dated as of February 4, 2011, between Avatar and Wilmington Trust FSB, as trustee, and include the following terms:

Interest: Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning on August 15, 2011.  In August, 2011, we made an interest payment of $3,979 on the 7.50% Notes.

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Notes, Mortgage Notes and Other Debt – continued

Financial covenants: The Indenture includes the following financial covenants:

●	until February 15, 2014, Avatar will maintain, at all times, cash and cash equivalents of not less than $20,000;
●
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time;

●
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

Real Estate

As of September 30, 2011, we have approximately $120 outstanding from secured obligations related to the JEN Transaction. We had a $3,000 construction loan facility with Mutual of Omaha bearing interest at prime plus 2% with a minimum floor of 5.50% which matured on May 12, 2011, on which date we modified the facility capacity to $6,000, bearing interest at prime plus 2% with a minimum floor of 5.50%, maturing May 12, 2012. This facility was paid in full in the third quarter of 2011.

The following table represents interest incurred, interest capitalized, and interest:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest incurred	$7,560	$4,386	$2,549	$1,167
Interest capitalized	(330)	(98)	(112)	(41)
Interest expense	$7,230	$4,288	$2,437	$1,126

We made interest payments of $5,552 and $2,114 during the nine months ended September 30, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Earn-Out Liability

During October 2010, we acquired from entities affiliated with JEN Partners LLC a portfolio of real estate assets in Arizona and Florida. The purchase price was approximately $62,000, consisting of cash, stock and promissory notes, plus an earn-out of up to $8,000 in common stock.  Each quarter, we perform an analysis of the earn-out liability.  At September 30, 2011, we performed an analysis of the value of the earn-out (in accordance with the terms of the agreement) and determined that the fair value is $0.

Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We may have recourse against subcontractors for certain claims relating to workmanship and materials. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.

Changes in the warranty reserve consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Accrued warranty reserve, beginning of period	$477	$458	$422	$484
Estimated warranty expense	335	319	164	62
Amounts charged against warranty reserve	(331)	(345)	(105)	(114)
Accrued warranty reserve, end of period	$481	$432	$481	$432

Restructuring

In response to the difficult operating environment due to the downturn in the homebuilding industry, in July of 2011 we undertook a strategic planning effort to improve our market position and to reduce our operating costs.  As a result of this effort, in the third quarter of 2011, we took further steps to reduce staffing, cut salaries, and we negotiated a lease termination associated with the planned closing of our corporate office in Coral Gables, Florida.  Restructuring costs include employee severance benefits, corporate office lease exit costs, and other costs related to the closure of the Coral Gables office, and are summarized below:

Three and Nine Months
Ended September 30,
2011
Employee severance benefits	$486
Lease exit costs	952
Other	59
Total restructuring charges	$1,497

The restructuring costs reflected in the above table are included within general and administrative expenses in our Consolidated Statements of Operations.  Liabilities for employee severance benefits totaled $245 at September 30, 2011.  Substantially all of these costs will be paid in 2011.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

(Loss) Earnings Per Share

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

Basic and diluted (loss) earnings per share were calculated as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	12,444,422	11,254,591	12,450,961	11,272,437
Common stock equivalents (a)	-	(2,573,718)	106,150	(2,433,104)
Diluted weighted average shares outstanding	12,444,422	8,680,873	12,557,111	8,839,333

Net earnings (loss)	$(148,184)	$(25,398)	$(121,561)	$(9,519)

Basic earnings (loss) per share	$(11.91)	$(2.26)	$(9.76)	$(0.84)
Diluted earnings (loss) per share (a)	$(11.91)	$(2.26)	$(9.76)	$(0.84)

(a) For periods with a net loss, any incremental shares are considered to be antidilutive, and therefore the number of basic weighted average shares outstanding are used for diluted calculations, as required by ACS 260, Earnings Per Share.

Repurchase of Notes and/or Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of September 30, 2011, the remaining authorization is $18,304.

Non-controlling Interest

Avatar has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that Avatar is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in Avatar’s consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At September 30, 2011 and December 31, 2010, non-controlling interest was $252 and $444, respectively. The decrease in non-controlling interest of $192 is a result of the losses generated from these LLCs.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Comprehensive Loss

Net loss and comprehensive loss are the same for the nine months ended September 30, 2011 and 2010.

Share-Based Payments and Other Executive Compensation

On June 2, 2011, the stockholders of Avatar approved the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (the "Incentive Plan") to, among other things, increase the aggregate number of shares of Avatar's common stock, par value $1.00 per share, authorized for issuance under the Incentive Plan by 700,000 shares from 1,500,000 shares to 2,200,000 shares and extend the term of the Incentive Plan until October 25, 2020. The Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of Avatar. The exercise price of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

As of September 30, 2011, an aggregate of 1,319,022 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 690,874 options, restricted stock units and stock units granted. There were 628,148 shares available for grant at September 30, 2011.

Compensation expense related to restricted stock and restricted stock unit awards during the nine months ended September 30, 2011 and 2010 was $1,509 and $691, respectively. Compensation expense related to restricted stock and restricted stock unit awards during the three months ended September 30, 2011 and 2010 was $921 and $163, respectively. During the nine months ended September 30, 2011, we reversed approximately $450 of previously recognized compensation expense related to 293,178 shares of restricted stock which were forfeited due to the resignation of our former CEO on June 15, 2011. During this quarter, Avatar entered into an Amended and Restated Employment Agreement with one of its Executive Vice Presidents.  Under the terms of this agreement, 180,000 shares granted on October 22, 2010, were cancelled and replaced with new awards.  During the nine months ended September 30, 2011, we granted 552,660 restricted stock and restricted stock units, which have a weighted average grant date fair value of $9.03 per share. During the nine months ended September 30, 2010, we granted 8,935 restricted stock units, which have a weighted average grant date fair value of $14.79 per share.

As of September 30, 2011, there was $5,582 of unrecognized compensation expense related to unvested restricted stock and restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.83 years.

Income Taxes

Income tax receivable as of September 30, 2011 and December 31, 2010 consists of $1,416 and $1,766, respectively, in anticipated income tax refunds.

In October, 2010, we received notification from the Internal Revenue Service that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 are being examined. At this time it is not determinable as to the outcome of their examination, as the IRS review is still in process.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Income Taxes - continued

In 2006, we closed on substantially all of the land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. In October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010, including the JEN Transaction, we believe the properties acquired will satisfy the required replacement property; however, we are uncertain as to the final determination. If it is determined that we have not acquired a sufficient amount of replacement property, we may be required to make an income tax payment plus interest on the portion determined not to have been replaced as of December 31, 2010.

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Fair Value Disclosures – continued

Avatar’s assets measured at fair value as of September 30, 2011 and gains (losses) for the quarter ended September 30, 2011 on a nonrecurring basis are summarized below:

Non-financial Assets/Liabilities	Fair Value Hierarchy	Fair Value at September 30, 2011	Gains/ (Losses)

Homes completed or under construction	Level 2	$5,713	$(1,483)
Land and other inventories	Level 3	$38,258	$53,881
Assets held for sale	Level 2	$30,117	$53,907
Earn-out liability related to the JEN Transaction	Level 3	$0	$4,388

For assets held for sale (such as homes completed or under construction or vacant land parcels available for sale), we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales price) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.  Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would range between 15 and 30% depending on the stage of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Fair Value Disclosures – continued

The carrying amounts and fair values of our financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$134,427	$134,427	$115,502	$115,502
Restricted cash	$7,835	$7,835	$8,422	$8,422
Receivables, net	$5,563	$5,563	$6,434	$6,434
Income tax receivable	$1,416	$1,416	$1,766	$1,766
Notes, mortgage notes and other debt:
Corporate:
4.50% Notes	$5,402	$5,402	$64,445	$64,966
7.50% Notes	$100,000	$95,500	-	-
6% Notes payable	$9,702	$9,306	$12,000	$11,029
Real estate:
5.50% Term Bonds payable	$111	$111	$111	$111
Construction loan	-	-	$396	$388
Promissory Note Payable	$120	$120	$105	$105

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

7.50% Notes and 4.50% Notes: At September 30, 2011 and December 31, 2010, the fair value of the 7.50% Notes and the 4.50% Notes is estimated, based on quoted or estimated market prices.

Real estate notes payable: The fair values of the 6% notes payable and construction loan as of September 30, 2011 and December 31, 2010 are estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements. The carrying values for the 5.50% term bonds payable and the promissory note payable approximates their fair value.

New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurements, (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirement.  ASU 2011-04 will be effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

New Accounting Pronouncements - continued

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  ASU 2011-05 will be effective for the Company beginning January 1, 2012.  The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles – Goodwill and Other – Goodwill.  Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment.  If the fair value of the reporting unit is determined, based on qualitative factors to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairments test.  ASU 2011- 08 will be effective for the Company’s fiscal year beginning December 1, 2012, with early adoption permitted.  The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements.

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

Variable Interest Entities – continued

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

We determined that these entities qualify as VIEs which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  At September 30, 2011, our consolidated balance sheets include $3,470 in land and other inventories and $1,062 in property and equipment from these LLCs. At December 31, 2010, our consolidated balance sheets include $3,440 in land and other inventories and $1,161 in property and equipment from these LLC’s.

Avatar and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of September 30, 2011, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at September 30, 2011 and December 31, 2010 are accounted for under the equity method.

Avatar shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. Avatar and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. Avatar made contributions totaling $83 and $115 to its unconsolidated entities during the nine months ended September 30, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Variable Interest Entities – continued

As of September 30, 2011, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

The consolidated condensed balance sheets of our unconsolidated entities are:

	September 30	December 31
	2011	2010
Assets:
Cash	$78	$465
Land and other inventories	6,929	11,574
Other assets	11	84
Total assets	$7,018	$12,123

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,978	$1,448
Notes and interest payable to Avatar	0	3,724
Partners’ Capital:
Avatar	861	1,470
Equity partner	4,179	5,481
Total liabilities and partners’ capital	$7,018	$12,123

The following are the consolidated condensed statements of operations of our unconsolidated entities:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$6,081	$6	$2,205	$1
Costs and expenses	5,620	967	1,953	340
Net income (loss) from unconsolidated entities	$461	$(961)	$252	$(339)
Avatar’s share of income (loss) from unconsolidated entities	$(326)	$(331)	$(341)	$(124)

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana, FL and Rio Rico, AZ communities for more than 8,000 homesites previously sold and is summarized as follows:

	September 30,	December 31,
	2011	2010
Gross estimated unexpended costs	$37,185	$37,348
Less costs relating to unsold homesites	(2,993)	(5,505)

Estimated development liability for sold land	$34,192	$31,843

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs.  In addition, we periodically obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. Management of the Company determined that such engineer estimates should be further evaluated by another independent engineer.  The new engineer’s report reflects a much greater cost to complete the utility improvements at Rio Rico as a result of more accurate measurements of linear feet of utility lines required, unit costs increases, and advanced techniques in identifying the location and number of applicable lots requiring service.  The result is an overall increase to the estimated liability related to Rio Rico of $12,136 as of September 30, 2011.  The increase in liability can be attributed to (a) an increase in unit costs, (b) the correction of an error in the total water pipeline mileage required to be constructed, (c) the addition of costs to bring utility services from the street pipeline to the sold lots (previously estimates only included utility pipeline and other infrastructure), and (d) a reduction in water infrastructure costs.  The overall increase in liability related to correction of errors will result in a prior period adjustment of $12,930.  The offsetting decrease in liability related to a change in estimated costs results in a credit to current period expenses of $794.  For the nine and three months ended September 30, 2011 we had total charges associated with the estimated development obligations of $476.  For the nine and three months ended September 30, 2010 we recorded charges of $137 with these obligations.  Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Additionally, we determined that we no longer have any liability relating to the land development at Poinciana as all development was completed several years ago, resulting in an overstatement of the estimated development liablility of $1,374 as of December 31, 2010.

Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, Avatar believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $35 and $165, which have been accrued in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2011, we had outstanding performance bonds of approximately $2,163. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Financial Information Relating To Reportable Segments

The following table summarizes Avatar’s information for reportable segments:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Revenues:	2011	2010	2011	2010
Segment revenues
Active adult communities	$28,066	$23,987	$10,793	$6,934
Primary residential	9,752	9,788	2,813	1,473
Commercial and industrial and other land sales	15,285	787	220	764
Other operations	851	708	147	109
	53,954	35,270	13,974	9,280
Unallocated revenues
Interest income	395	401	95	147
Other	932	827	634	146
Total revenues	$55,281	$36,498	$14,703	$9,573

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(7,756)	$(3,280)	$(2,306)	$(1,802)
Primary residential	(39,864)	(3,771)	(37,650)	(1,268)
Commercial and industrial and other land sales	4,984	28	(1,833)	55
Other operations	122	178	7	(92)
	(42,514)	(6,845)	(41,783)	(3,107)
Unallocated income (expenses):
Interest income	395	401	95	147
Loss on repurchase of 4.50% Notes	(211)	-	-	-
Equity earnings (losses) from unconsolidated entities	(326)	(331)	(341)	(124)
Net loss attributable to non-controlling interests	387	417	132	145
General and administrative expenses	(12,865)	(12,641)	(5,093)	(4,796)
Change in fair value of contingent consideration	4,388	-	3,366	-
Interest expense	(7,230)	(4,288)	(2,437)	(1,126)
Other real estate expenses	(3,610)	(2,486)	(2,002)	(1033)
Impairment of goodwill	(17,215)	-	(17,215)	-
Impairment of land developed or held for future development	(69,733)	-	(56,633)	-
Loss before income taxes	$(148,534)	$(25,773)	$(121,911)	$(9,894)

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Financial Information Relating To Reportable Segments -continued

	September 30	December 31
Assets:	2011	2010
Segment assets
Active adult communities	$158,246	$184,656
Primary residential	62,744	73,092
Commercial and industrial and other land sales	9,092	10,587
Poinciana Parkway	8,452	8,452
Assets held for sale	30,117	70,479
Unallocated assets	167,155	198,185
Total assets	$435,806	$545,451

(a)	Our businesses are conducted in the United States.
(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.
(c)	No significant part of the business is dependent upon a single customer or group of customers.
(d)
The caption “Unallocated assets” under the table depicting the segment assets primarily represents the following as of September 30, 2011 and 2010, respectively: cash, cash equivalents and restricted cash of $131,535 and $114,555; land inventories of $21,798 and $56,833 (a majority of which is bulk land); investment in and notes from unconsolidated entities of $861  and $5,193; receivables of $5,096  and $4,661; and prepaid expenses and other assets of $6,449 and $3,006. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

In the preparation of our financial statements, we apply United States generally accepted accounting principles (“GAAP”). The application of GAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this form 10-Q contain "forward-looking statements" within the meaning of the U.S. federal securities laws, which statements may include information regarding the plans, intentions, expectations, future financial performance, or future operating performance of Avatar.  Forward-looking statements are based on the expectations, estimates, or projections of management as of the date of this filing.  Although our management believes these expectations, estimates, or projections to be reasonable as of the date of this filing, forward-looking statements are inherently subject to significant business risks, economic and competitive uncertainties, or other contingencies which could cause our actual results or performance to differ materially from what may be expressed or implied in the forward-looking statements.  Important factors that could cause our actual results or performance to differ materially from our forward-looking statements include those set forth in the "Risk Factors" section of this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other filings with the Securities and Exchange Commission.  Avatar disclaims any intention or obligation to update or revise any forward-looking statements to reflect subsequent events and circumstances, except to the extent required by applicable law.

EXECUTIVE SUMMARY

The downturn in the homebuilding industry is in its fifth year and is one of the most severe in U.S. history.  Minimal new home demand, oversupply of foreclosed homes and a difficult homeowner financing environment continue. It is unclear when or if these trends will reverse.  We are engaged in the business of real estate operations in Florida and Arizona, two of the most negatively impacted states. In addition, our residential community activities along with other real estate activities, such as the operation of amenities and for sale holdings of commercial and industrial land, are heavily concentrated in the Poinciana, Florida submarket.

In recognition of ongoing and difficult market conditions in the homebuilding industry, we undertook a strategic planning effort, supported by market research, to improve our market positioning and find ways of reducing cash burn. After carefully evaluating each of our assets, we determined that some assets no longer fit with our plans. Specifically, we are no longer holding some of our assets for future development and, instead, intend to offer such assets for sale. We intend to market those assets in an orderly manner to generate cash flow, reduce carry costs and allow for reinvestment consistent with our longer term strategy.  Therefore, those assets needed to be accounted for at fair value, if less than carrying value.  During the quarter ended September 30, 2011, we analyzed each asset to determine if the fair value of the asset exceeded its carrying value.  As a result of this analysis, we incurred impairment charges on land and other inventory of $95,174 for the three months ended September 30, 2011.

We undertook an analysis of the development liabilities associated with certain legacy assets.  The result of this analysis as it relates to our Rio Rico property resulted in an overall increase to the estimated liability of $12,136.  This liability relates to our obligation to install utilities under individual Rio Rico lot sale agreements we entered into during the 1960s through the mid-1970s.  The increase in liability can be attributed to (a) an increase in unit costs, (b) the correction of an error in the total water pipeline mileage required to be constructed, (c) the addition of costs to bring utility services from the street pipeline to the sold lots (previous estimates only included utility pipeline and other infrastructure), and (d) a reduction in water plan infrastructure costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

EXECUTIVE SUMMARY – continued

The increase includes a prior period adjustment of $12,930 to account for the errors in the previous estimates, and a current period credit to expenses of $794 to account for a net decrease in the liability attributable to changes in estimates. Although we are required to include information regarding development liabilities associated with the Rio Rico property, we believe it is unlikely that we will incur any significant expenditures regarding the revised Rio Rico liabilities in the foreseeable future due to: (i) the current value of the vacant lots is significantly depressed, therefore it is unlikely that the affected lot owners will invest additional monies in such lots for new construction, (ii) the high levels of foreclosures in Rio Rico makes lot development difficult to finance, and (iii) the Rio Rico real estate market remains depressed generally.

In addition, at September 30, 2011, we evaluated the fair value of the earnout agreement associated with the JEN Transaction and concluded the value is $0. As a result of our analysis on the earnout agreement, we determined that we needed to perform an interim analysis of the goodwill on our books that was related to the JEN Transaction.  We determined that the fair value of the goodwill was less than the carrying value of this reporting unit, and further determined that the goodwill should be fully written off as of September 30, 2011 in the amount of $17,215.

We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses.  During the quarter we took steps to reduce staffing, and cut salaries, and negotiated a lease termination associated with the planned closing of our Coral Gables corporate office.  We also initiated steps to outsource certain activities including golf course and homeowners association management; these activities are expected to be complete by year end. These combined steps, and other reductions in headcount, will significantly reduce our payroll costs and associated staffing from over 200 to less than 100 employees at calendar year end. Combined, our efforts to reduce operating expenses are projected to save approximately $4 million on an annualized basis.

All of these steps-- asset sales, expense reduction and redeployment of assets-- are being undertaken as part of our plan to provide a sustainable platform for growth and to achieve profitability. The asset impairment, severance and lease termination actions reflect the company’s new strategic direction and ongoing efforts to improve operating efficiencies, but have resulted in significant charges this quarter.

Our strategic plans call for transitioning the company from a local land developer and builder, to a more broad based operation with exposure to recovering markets.  We believe we have good experience, and particular expertise, in the 55 plus age demographic. We have also initiated additional market research, further enhancing our knowledge of this target market. Over the next few years we expect to use this research to broaden our product offerings and enter new geographic markets.  In the process, we will likely incur new costs associated with these initiatives.  However, we feel it is necessary to undertake this company transformation in response to changing market conditions, and to pursue new opportunities for balanced, sustainable growth.  As a part of our strategic plan, we determined that several of our land holdings are not suitable for our new development criteria and, accordingly, we have no short or long term plans to develop these holdings.

We believe the demographics for active adult homebuilding are favorable. The development of active adult communities and sales of homes within those communities is expected to remain an important component of our business strategy.  Solivita and CantaMia, our active adult communities in Central Florida and Goodyear, Arizona, respectively, will initially serve as our flagship communities. We intend to expand our market presence by adding one or more actively selling communities as appropriate opportunities are presented.  We have terminated the Younger Next Year branding of our active adult communities and, we are in process of identifying a new brand name for our activities in this sector as part of a marketing plan for 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

EXECUTIVE SUMMARY – continued

We also expect to remain moderately active in the development of primary residential communities and sales of homes within those communities.  We anticipate building a new primary residential homebuilding brand under the Joseph Carl Homes name.  Currently we have four active communities, one in Central Florida and three in Arizona, all marketed under this name. We will look for other opportunistic purchases of lots to replace sold inventory and supplement our sales in this sector.

Our business remains capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits and working capital, as well as potential new acquisitions of real estate and real estate-related assets. We plan to carefully manage our inventory levels through monitoring land development and home starts.  In that regard, our planned asset sales will help reduce and diversify land holdings and associated carry costs.

We anticipate that we will continue to generate operating losses during 2011 and 2012. We believe that we have sufficient available cash to fund these losses. We may be reliant upon asset sales to fund new investments or new initiatives that are consistent with our new strategy. We may also be reliant upon access to the capital markets to fund these activities and to repay debt upon maturity.

During the nine months ended September 30, 2011, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by high levels of homes available for sale and diminished buyer confidence. The number of foreclosures, pending foreclosures, mortgage defaults and investor-owned units for sale; availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; difficulty in arranging mortgage financing; the significant amount of standing inventory, and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. If the real estate market declines further, it may be necessary to take additional charges against our earnings for inventory impairments or write-downs of our investments in unconsolidated entities and other assets. We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses. As part of this process, we will continue to examine our assets to determine which fit within our primary business strategy. These evaluations may also result in additional cash and non-cash charges or write-downs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS- continued

The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2011 and 2010:

	Nine Months		Three Months
	2011	2010	2011	2010
Operating income (loss):
Active adult communities
Revenues	$28,066	$23,987	$10,794	$6,934
Expenses	35,822	27,267	13,100	8,736
Segment operating income (loss)	(7,756)	(3,280)	(2,306)	(1,802)

Primary residential
Revenues	9,752	9,788	2,813	1,473
Expenses	49,616	13,559	40,463	2,741
Segment operating loss	(39,864)	(3,771)	(37,650)	(1,268)

Commercial and industrial and other land sales
Revenues	15,285	787	220	764
Expenses	10,301	759	2,053	709
Segment operating income (loss)	4,984	28	(1,833)	55

Other operations
Revenues	851	708	147	109
Expenses	729	530	140	201
Segment operating income (loss)	122	178	7	(92)

Operating income (loss)	(42,514)	(6,845)	(41,783)	(3,107)

Unallocated income (expenses):
Interest income	395	401	95	147
Loss on repurchase of 4.50% Notes	(211)	-	-	-
Equity earnings (losses) from unconsolidated entities	(326)	(331)	(341)	(124)
Net loss attributable to non-controlling interests	387	417	132	145
General and administrative expenses	(12,865)	(12,641)	(5,093)	(4,796)
Change in fair value of contingent consideration	4,388	-	3,366	-
Interest expense	(7,230)	(4,288)	(2,437)	(1,126)
Other real estate expenses	(3,610)	(2,486)	(2,002)	(1,033)
Impairment of goodwill	(17,215)	-	(17,215)	-
Impairment of land developed or held for future development	(69,733)	-	(56,633)	-
Loss before income taxes	(148,534)	(25,773)	(121,911)	(9,894)
Income tax benefit (provision)	(350)	375	(350)	375
Net loss attributable to Avatar	$(148,184)	$(25,398)	(121,561)	$(9,519)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Data from closings for the active adult and primary residential homebuilding segments (excluding revenues from our amenity operations) for the nine and three months ended September 30, 2011 and 2010 is summarized as follows:

	Number of Units	Revenues	Average Price Per Unit
For the nine months ended September 30,
2011
Active adult communities	84	$19,266	$229
Primary residential	34	7,915	$233
Total	118	27,181	$230

2010
Active adult communities	82	$15,337	$187
Primary residential	39	7,966	$204
Total	121	$23,303	$193

For the three months ended September 30,
2011
Active adult communities	33	$8,112	$246
Primary residential	10	2,180	$218
Total	43	10,292	$239

2010
Active adult communities	22	$4,244	$193
Primary residential	4	854	$214
Total	26	$5,098	$196

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Data from contracts signed for the active adult and primary residential homebuilding segments for the nine and three months ended September 30, 2011 and 2010 is summarized as follows:

	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
For the nine months ended September 30,
2011
Active adult communities	138	(25)	113	26,721	$236
Primary residential	70	(11)	59	12,706	215
Total	208	(36)	172	39,427	229

2010
Active adult communities	106	(15)	91	$17,531	$193
Primary residential	37	(8)	29	6,974	$240
Total	143	(23)	120	$24,505	$204

For the three months ended September 30,
2011
Active adult communities	55	(9)	46	11,149	$242
Primary residential	39	(8)	31	5,890	$190
Total	94	(17)	77	17,039	$221

2010
Active adult communities	28	(8)	20	$3,138	$157
Primary residential	3	(1)	2	582	$291
Total	31	(9)	22	$3,720	$169

Backlog for the active adult and primary residential homebuilding segments as of September 30, 2011 and 2010 is summarized as follows:

	Number of Units	Dollar Volume	Average Price Per Unit
As of September 30,
2011
Active adult communities	57	$14,748	$259
Primary residential	40	8,907	$223
Total	97	23,655	$244

2010
Active adult communities	18	$4,441	$247
Primary residential	6	2,230	$372
Total	24	$6,671	$278

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

The number of net housing contracts signed during the nine months ended September 30, 2011 compared to the same period in 2010 increased approximately 43% and the dollar value of housing contracts signed increased approximately 61% primarily as a result of higher average sales prices for housing contracts signed from the communities we acquired in the JEN Transaction and in increase in the number of contracts signed. The low volume of housing contracts signed for the nine months ended September 30, 2011 continues to reflect the weak market for new residences in the geographic areas where our communities are located.  Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including Avatar. During the nine and three months ended September 30, 2011, cancellations of previously signed contracts totaled 36 and 17 compared to 23 and 9 during the nine and three months ended September 30, 2010, respectively. As a percentage of the gross number of contracts signed, this represents 17% and 18% for the nine and three months ended September 30, 2011, respectively. As a percentage of the gross number of contracts signed, this represents 13% and 16% for the nine and three months ended September 30, 2010, respectively.

As of September 30, 2011, our inventory of unsold (speculative) homes, both completed and under construction, was 75 units compared to 83 units as of December 31, 2010. As of September 30, 2011, approximately 44% of unsold homes were completed compared to approximately 65% as of December 31, 2010.

During the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, the number of homes closed decreased by approximately 3% however, the related revenues increased by approximately 17%. Our average sales price for homes closed during the nine months ended September 30, 2011 increased to $230 compared to $193 for the nine months ended September 30, 2010. The increase in revenues for the nine months ended September 30, 2011 is primarily attributable to higher than average closing prices from CantaMia, Phoenix, Single Family Homes, Seasons at Tradition, and Bellalago. We anticipate that we will close in excess of 80% of the homes in backlog as of September 30, 2011 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.

Net loss for the nine and three months ended September 30, 2011 was $43,160 or $3.47 per basic and diluted share and $16,537 or $1.33 per basic and diluted share, respectively, compared to net loss of $25,398 or $2.26 per basic and diluted share and $9,519 or $0.84 per basic and diluted share, respectively, for the comparable periods in 2010. The increase in net loss for the nine and three months ended September 30, 2011 compared to the same periods in 2010 was primarily due to increased losses in our active adult communities operations, increases in interest expense, impairment charges of $107,897 and $93,800 during the nine and three months ended September 30, 2011, and an increase in estimated development liability of $8,377 related primarily to Rio Rico. Partially offsetting the increases in losses for the nine and three months ended September 30, 2011 were increases in commercial and industrial and other land sales, decreases in general and administrative expenses.

Revenues from active adult operations increased $4,079 or 17% and $3,860 or 55.7%, respectively, for the nine and three months ended September 30, 2011 compared to the same periods in 2010. Expenses from active adult operations increased $8,555 or 31.4% and $4,363 or 49.97%, respectively, for the nine and three months ended September 30, 2011 compared to the same periods in 2010. The increase in revenues for the nine and three months ended September 30, 2011 compared to the same period last year is primarily due to higher average sales prices from house closings.  The increase in expenses during the nine and three months ended September 30, 2011 compared to the same periods in 2010 is attributable to the addition of our operations in Arizona through the JEN Transaction, and increased advertising and marketing expenses and expenditures incurred with the launch of our Younger Next Year ("YNY") lifestyle programs at Solivita and CantaMia.  Also contributing to the increase in expenses was impairment charges from completed or homes under construction of approximately $1,125 and $128, respectively, compared to $204 and $36 for the nine and three months ended September 30, 2010, respectively.  The average sales price on closings from active adult homebuilding operations during the nine and three months ended September 30, 2011 was $229 and $246, respectively, compared to $187 and $214, respectively, during the same periods in 2010.  The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during the nine and three months ended September 30, 2011 was approximately 17% and 31%, respectively, compared to  approximately 34% and 31%, respectively, during the same periods in 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

During the nine and three months ended September 30, 2011, at Seasons at Tradition, we had 13 and 2 closings, respectively, with an aggregate dollar value of approximately $2,881 and $303, respectively, at CantaMia we had 22 and 7 closings with an aggregate dollar value of approximately $5,233 and $1,730, respectively, and at Solivita we had 49 and 24 closings, with an aggregate dollar value of approximately $11,152 and $6,079 respectively. During the nine and three months ended September 30, 2010, at Seasons at Tradition, we had 57 and 15 closings respectively, with an aggregate dollar value of approximately $8,770 and $2,004, respectively. During the nine and three months ended September 30, 2010, at Solivita we had 25 and 7 closings, respectively, with an aggregate dollar value of approximately $6,567 and $2,239, respectively. We did not have closings at CantaMia prior to September 30, 2010 since the JEN Transaction occurred on October 25, 2010. Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations decreased $51 or 0.6% for the nine months ended September 30, 2011 and increased $1,326 or 155.3% for the three months ended September 30, 2011 compared to the same periods in 2010. Expenses from primary residential operations decreased $513 or 3.8% for the nine months ended September 30, 2011, and increased $1,242 or 45.3% for the three months ended September 30, 2011 compared to the same periods in 2010. The increase in revenues for the three months ended September 30, 2011 is primarily attributable to an increase in the average sales price. The decrease in expenses for the nine months ended September 30, 2011 is attributable to lower costs associated with lower volume of closings. During the nine and three months ended September 30, 2011, we recorded impairment charges from homes completed or under construction of approximately $1,483 and $486, respectively, compared to approximately $204 and $36 for the nine and three months ended September 30, 2010, respectively. The average sales price on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2011 was $233 and $218, respectively, compared to $204 and $214, respectively, for the same periods in 2010. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2011 was approximately 3% and -5.9%, respectively, compared to approximately -5% and -4%, respectively, for the same periods in 2010. Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales increased $14,498 for the nine months ended September 30, 2011, and decreased $544 for the three months ended September 30, 2011 compared to the same periods in 2010. During the nine months ended September 30, 2011, we realized pre-tax profits of $4,498 on revenues of $15,285 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales increased approximately $9,542 and $1,344 for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in expenses is attributable to higher volume of closings of commercial and industrial and other land sales.

General and administrative expenses increased $224 or 1.8% and $297 or 6.2% for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. This increase is primarily related to the Company's restructuring efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Interest expense increased $2,940 or 68.6% and $1,309 or 1163% for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in interest expense is primarily attributable to the increase in outstanding indebtedness during 2011 compared to 2010 as well as the increase in our incremental borrowing rate as a result of the issuance of the 7.50% Notes.

During the nine and three months ended September 30, 2011, our impairment assessment resulted in impairment charges of $109,271 and $95,174, respectively, which included approximately $1,483 and $486, respectively, in impairment charges related to homes completed or under construction and approximately $107,788 and $94,688, respectively, in impairment charges for land developed and/or held for future development or sale. Additionally, our impairment assessment of goodwill resulted in an impairment charge of $17,215 for the nine and three months ended September 30, 2011.  During the nine and three months ended September 30, 2010, our impairment assessment resulted in impairment charges of $204 and $36, respectively, which related to homes completed or under construction.

In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the nine months ended September 30, 2011, we recognized an increase of $57,163 in the valuation allowance.  As of September 30, 2011, our deferred tax asset valuation allowance was $79,685.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of September 30, 2011, our cash and cash equivalents totaled $134,427, compared to cash and cash equivalents of $115,502 as of December 31, 2010. As of September 30, 2011, total consolidated indebtedness was $115,335, including $100,000 carrying amount of our 7.50% Notes, $5,402 carrying amount of our 4.50% Notes, $9,702 in obligations from the JEN Transaction and borrowings of $231 secured financing, compared to total consolidated indebtedness of $77,057 as of December 31, 2010. Additionally, as of September 30, 2011 we had $7,835 in restricted cash of which $3,615 is posted to collateralize outstanding letters of credit compared to $8,422 in restricted cash as of December 31, 2010.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

LIQUIDITY AND CAPITAL RESOURCES – continued

For the nine months ended September 30, 2011, net cash used in operating activities amounted to $17,850 primarily as a result of cash used to fund ongoing operations.  Net cash provided by investing activities amounted to $3,483 from investments in property and equipment and activity from our unconsolidated entities. Net cash provided by financing activities of $33,292 was attributable to proceeds of $100,000 from issuance of the 7.50% Notes partially offset by $4,627 for issuance costs related to the 7.50% Notes, repurchase of $59,402 principal amount of the 4.50% Notes and $2,679 used for the repayment of real estate borrowings.

For the nine months ended September 30, 2010, net cash used in operating activities amounted to $12,971, as a result of $22,042 used to collateralize outstanding letters of credit and $23,650 to fund operating losses. Offsetting cash used was $33,627 received in income tax refunds. Net used in investing activities amounted to $131 due primarily to investments in unconsolidated entities of $82. Net cash used in financing activities of $55,881 was attributable to the payoff of the Amended Unsecured Credit Facility.

In 2006, we closed on substantially all of our land sold under the threat of condemnation, and in 2007 we closed on the remainder. We believe these transactions entitled us to defer the payment of income taxes of $24,355 from the gain on these sales. During October 2009, we received from the Internal Revenue Service a final extension until December 31, 2010 to obtain replacement property to defer the entire payment of income taxes. As a result of the property acquisitions during 2009 and 2010, including the JEN Transaction, we believe the properties acquired will satisfy the required replacement property; however, we are uncertain as to the final determination. If it is determined that we have not acquired a sufficient amount of replacement property, we may be required to make an income tax payment plus interest on the portion not replaced as of December 31, 2010.

Financing

7.50% Notes and 4.50% Notes

On January 31, 2011, Avatar and Avatar Properties Inc. (“API”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, Avatar agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Notes. The 7.50% Notes were sold to the Underwriter at 95.75% of the principal amount of the 7.50% Notes, and were sold to the public at a purchase price of 100% of the principal amount of the 7.50% Notes, plus accrued interest, if any, from February 4, 2011. On February 4, 2011, Avatar completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes was registered pursuant to the Registration Statement filed by Avatar with the SEC. Net proceeds to Avatar from the sale of the 7.50% Notes was $95,373 after deducting the Underwriter’s discount of 4.25% and expenses of $377. Avatar intends to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including the 4.50% Notes, which notes may be put to Avatar pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by Avatar at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we purchased $17,765 principal amount of the 4.50% Notes which was accounted for as an extinguishment of debt in accordance with ASC 470-20.  In April 1, 2011, holders of $41,637 principal amount exercised their rights to require us to repurchase.

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

Financial covenants: The Indenture includes the following financial covenants:

●	until February 15, 2014, Avatar will maintain, at all times, cash and cash equivalents of not less than $20,000;
●
until the second anniversary of the original issuance date of the 7.50% Notes, Avatar’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time;

●
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

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of September 30, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

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

As of September 30, 2011 and December 31, 2010, the 4.50% Notes and the equity component associated with ASC 470-20 were comprised of the following:

	September 30	December 31
	2011	2010
4.50% Notes
Principal amount	$5,402	$64,804
Unamortized discount	-	(359)
Net carrying amount	$5,402	$64,445

Equity Component, net of income tax benefit	$13,737	$13,737

The discount on the liability component of the 4.50% Notes was amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of September 30, 2011, the discount has been fully amortized. We recognized $293 and $0 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2011, respectively, compared to $1,076 and $359 in non-cash interest charges related to the amortization of the discount during the nine and three months ended September 30, 2010, respectively.

Credit Agreement; Secured Obligations; Performance Bonds

As of September 30, 2011, we have approximately $9,702 outstanding from secured obligations related to the JEN Transaction. We had a $3,000 construction loan facility with Mutual of Omaha bearing interest at prime plus 2% with a minimum floor of 5.50% which matured on May 12, 2011. On May 12, 2011, we modified this construction loan facility capacity to $6,000 bearing interest at prime plus 2% with a minimum floor of 5.50% which matures on May 12, 2012. As of September 30, 2011, the interest rate on this facility was 5.50%. As of September 30, 2011, there was no outstanding balance on this facility.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2011, we had outstanding performance bonds of approximately $2,248. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of September 30, 2011, approximately $47,400 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of September 30, 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the nine and three months ended September 30, 2011. Non-capitalizable expenditures of $46 and $0 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2011, respectively, and $287 and $22 during the nine and three months ended September 30, 2010, respectively. At September 30, 2011, the carrying value of the Poinciana Parkway is $8,452.

Subsequent to September 30, 2011, we were informed that a real estate transaction occurred in the second quarter of 2011 affecting property immediately adjacent to a portion of the right-of-way comprising the Poinciana Parkway that was not reflected in the Public Records.  This transaction, once made public and analyzed by the Company, may result in impairment of the Poinciana Parkway in the fourth quarter of 2011.  The amount of this potential impairment, which cannot exceed the $8,452 carry value, is not presently determinable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

LIQUIDITY AND CAPITAL RESOURCES – continued

Other

On October 13, 2008, our Board of Directors amended its September 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its September 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of September 30, 2011, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2011 and 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2011 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in Avatar’s market risk during the nine months ended September 30, 2011. For additional information regarding Avatar’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1A.    Risk Factors

RISK FACTORS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Quarterly Report on Form 10-Q, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should note that forward-looking statements in this document speak only as of the date of this Quarterly Report on Form 10-Q and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The risk factors set forth below include any changes to the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

Risks Relating to Us and Our Business

The homebuilding industry, which is cyclical and affected by a variety of factors, has undergone a significant downturn, and its duration and ultimate severity are uncertain. A continuation or further deterioration in industry conditions or in the broader economic conditions could have additional material adverse effects on our business and financial results.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as changes in:

●	employment levels;
●	availability of financing for homebuyers;
●	interest rates;
●	consumer confidence;
●	levels of new and existing homes for sale;
●	demographic trends; and
●	housing demand.

These changes may occur on a national scale, like the current downturn, or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect markets, they could have a proportionately greater impact on us than on some other homebuilding companies that have smaller presences in such markets. Our operations in previously strong markets, particularly Florida and Arizona, have more adversely affected our financial results in the current downturn.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can also reduce our ability to sell new homes and can depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. It is difficult to calculate the total number of units at foreclosure risk due to existing mortgagors’ reticence to market all such homes on a current basis creating “shadow” inventory.

Item 1A. Risk Factors

Risk Factors – continued

As a result of the foregoing matters, potential customers may be less willing or able to buy our homes.  The current downturn in the homebuilding industry is in its fifth year and has become one of the most severe housing downturns in U.S. history. The significant decline in the demand for new homes, the significant oversupply of homes on the market and the significant reductions in the availability of financing for homebuyers that have marked this downturn are continuing and may continue for some time. We have experienced material reductions in our home sales and homebuilding revenues, and we have incurred and may incur in the future material inventory impairments and losses from our joint venture interests and other write-offs. It is not clear when or if these trends will reverse or when we may return to profitability. The continuation or worsening of this downturn would have a further material adverse effect on our business, liquidity and results of operations.

Our ability to respond to the downturn is limited. The significant number of home mortgage foreclosures has increased supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. With the decline in the values of homes and the inability of many homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy has weakened significantly, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, demand for new homes remains at historically low levels.

We cannot predict the duration or ultimate severity of the current economic downturn. Nor can we provide assurance that our responses to the homebuilding downturn or the government’s attempts to address the troubles in the overall economy will be successful. Additionally, we cannot predict the timing or effect of the winding down or possible withdrawal of government intervention or support.

Our ability to generate sufficient cash or access our limited other sources of liquidity in order to operate our business and service our debt depends on many factors, some of which are beyond our control.

Although our current cash position will allow us to repay most of our outstanding indebtedness, our ability in the future to make payments on the notes and to fund planned capital expenditures for construction and development costs will depend on our ability to generate sufficient cash flow. On a pro forma basis, our annualized interest incurred for the next twelve months will be $8.2 million. For the years ended December 31, 2010, 2009, 2008 and 2007, our earnings were insufficient to cover our fixed charge obligations.

To a large extent, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot represent that our business will generate cash flow from operations in an amount sufficient to enable us to pay principal and interest on the debt or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt, including the 7.5% notes, on or before the maturity thereof, or incur additional debt. We cannot represent that we will be able to refinance such debt or incur additional debt. If we are unable to refinance our debt on a timely basis, we might be forced to dispose of certain assets, minimize capital expenditures or take other steps that could be detrimental to our business and could reduce the value of the collateral. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. Any inability to generate sufficient cash flow or refinance our debt or incur additional debt could have a material adverse effect on our financial condition and could cause us to be unable to service our debt, including the notes.

Item 1A. Risk Factors

Risk Factors – continued

In addition, we use letters of credit and surety bonds to secure our performance under various construction and land development agreements, escrow agreements, financial guarantees and other arrangements. Should our future performance or economic conditions continue to make such letters of credit and surety bonds costly or difficult to obtain or lead to us being required to collateralize such instruments to a greater extent than previously, our business and financial results could be adversely affected.

We could be adversely affected by negative changes in our credit worthiness.

Our ability to access capital in the future is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs. Deterioration in our credit worthiness will require significant management time and effort in addition to their primary task of running our homebuilding business and make it difficult and costly for us to access debt capital or engage in other ordinary course financing transactions, including the provision of credit support to community infrastructure financing transactions relating to our new developments.

Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

Our debt and debt service obligations increased significantly as a result of the issuance of the 7.50% Notes. As of September 30, 2011, total consolidated indebtedness was $115,335, including $5,402 carrying amount of our 4.50% Notes, $9,702 in obligations from the JEN Transaction and borrowings of $231 of secured notes obligations. As of September 30, 2011, as adjusted for payment of the 4.50% Notes which holders may require us to repurchase as of April 1, 2011, we would have had approximately $109,933 of outstanding unsecured and secured note obligations. Cash and cash equivalents at September 30, 2011, adjusted for the payment of the 4.50% Notes which holders may require us to repurchase as of April 1, 2011, would have been approximately $129,025. This level of debt could affect our future operations, including, among others:

●
an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

●
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

●	subjecting us to the risk of increased interest rates on our indebtedness upon maturity;

●	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Item 1A. Risk Factors

Risk Factors – continued

The indenture governing our 7.50% Notes  debentures, and any future indebtedness may contain, financial and operating restrictions that may affect our ability to operate our business.

The indenture governing the 7.50% Notes contains various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, invest in joint venture transactions, merge or sell assets. In addition, the indenture governing the 7.50% Notes contains, and any future indebtedness may contain, restrictions on our ability to incur indebtedness, enter into certain affiliate transactions and make certain distributions. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. In particular, restrictions on our ability to incur additional indebtedness may limit our ability to undertake new large scale master-planned development opportunities, and may thereby adversely affect our future growth and results of operations.

We may be unable to purchase the notes upon a change of control.

We may not have the ability to raise the funds necessary to fulfill our obligations under the 7.50% Notes following a “change of control” as defined in the indenture governing the notes. Under the indenture, upon the occurrence of a defined change of control, we will be required to offer to repurchase all outstanding notes at 101% of the principal amount thereof plus, accrued and unpaid interest to the date of repurchase. However, we may not have sufficient funds at the time of the change of control to make the required repurchase of the notes. Our failure to make or complete a change of control offer would place us in default under the indenture governing the notes. In addition, upon a sale of less than all of our assets, the ability of a holder of the 7.50% Notes to require us to repurchase such notes may be uncertain.

We could enter into significant transactions that would not constitute a change of control requiring us to repurchase the notes, but that could adversely affect our risk profile.

We could, in the future, enter into certain transactions, including certain recapitalizations, that would not result in a change of control, but would increase the amount of indebtedness outstanding at such time or otherwise affect our capital structure or credit ratings.  Such restrictions in the indenture governing the notes can be waived with the consent of the holders of a majority in principal amount of the notes then outstanding. Except for the limitations contained in such covenants, however, the indenture does not contain any covenants or provisions that may afford holders of the notes protection in the event of a highly leveraged transaction.

We have a significant number of contingent liabilities, and if any of such liabilities are called upon, it could have a material adverse effect on our liquidity and results of operations.

We have a significant number of contingent liabilities over which we have little or no control as to the dates that payment may be required.  Most of these liabilities relate to settlement agreements relating to class actions entered into by the Company in 1974 and the bankruptcy of the Company’s predecessor and its affiliates in the mid-1970s (collectively, the “Orders”).  Among other things, under the Orders the Company is obligated to install certain utility infrastructure in lots sold by us in Rio Rico and Poinciana prior to such Orders (“Affected Lots”).  Historically, the Company has identified such contingent obligations respecting the Orders in its SEC filings supported by the report of an independent engineer.  Management of the Company determined that such engineer estimates should be further evaluated by another independent engineer.  The new engineer’s report reflects a much greater cost to complete the utility infrastructure at Rio Rico as a result of more accurate measurements of linear feet of utility lines required, cost updates and advanced techniques in identifying the location and number of Affected Lots.  Management of the Company also determined that an error was made in 2005 when the total mileage of water pipe mains required was reduced based on assumptions that are not supported by our current research.   If a significant number of the owners of the Affected Lots require Avatar to install infrastructure in Rio Rico or Poinciana, it is also possible that Avatar may not have adequate liquidity to meet its obligations.

Item 1A. Risk Factors

Risk Factors – continued

Further, we have invested $8,452 in the Poinciana Parkway as of September 30, 2011.  Investment in the Parkway is necessary in order to address significant traffic problems in Poinciana that adversely affect Solivita and other properties held by the Company in the vicinity of Solivita.  If construction of the Poinciana Parkway is not commenced by February 14, 2012 (or an extension of the various agreements requiring such commencement are not amended to extend the commencement date), the Company may have liability for infrastructure contributions in Osceola County and will have to pay Osceola County approximately $1,900,000.  It is impossible to determine what Avatar’s infrastructure liabilities will be over time to Osceola County if the Poinciana Parkway is not constructed.

Certain of our communities have Home Owner Associations (HOA).  In most of these communities, HOA dues paid by residents are insufficient to pay for all operating expenses and we subsidize those HOA’s.  Pursuant to these arrangements, we may become obligated to make greater payments, if assessments levied on and paid by homeowners are insufficient to cover such operating expenses when due.

In the event that we are called upon to satisfy any of these contingent liabilities, it could significantly affect our liquidity and ability to generate cash flow, which could have a material adverse effect on our results of operations and financial condition.

The reduction in availability of mortgage financing has adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

Lenders, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality has caused almost all lenders to stop offering subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn have made it more difficult for many buyers to sell their homes or to finance the purchase of our homes.  These factors have served to reduce the pool of qualified home buyers. These reductions in demand have adversely affected our business and financial results, and the duration and severity of their effects are uncertain. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry historically has been very important to the housing market.  Any changes in the ongoing role of these entities could have a material impact on the financing market, and our ability to sell homes.

While the use of down payment assistance programs by our home buyers has decreased significantly, some of our customers still utilize 100% financing through programs offered by the VA and United States Department of Agriculture. There can be no assurance that these programs or other programs will continue to be available or will be as attractive to our customers as the programs currently offered, which could negatively affect our sales.

Because many of our customers require mortgage financing, increases in interest rates could lower demand for our products, limit our marketing effectiveness and limit our ability to fully realize our backlog.

A significant percentage of our customers finance their home purchases through lenders that provide mortgage financing. Increases in interest rates could lower demand for new homes because monthly mortgage costs to potential homebuyers would increase. Even if potential new homebuyers do not need financing, changes in interest rates could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts often include a financing or sale contingency. Financing contingencies permit buyers to cancel sales contracts in the event that mortgage financing at prevailing interest rates is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract. Our exposure to such financing contingencies renders us vulnerable to changes in prevailing interest rates.

Item 1A. Risk Factors

Risk Factors – continued

Cancellations of home sales orders in backlog may increase as homebuyers choose to not honor their contracts.

We believe that the elevated cancellation rate experienced each of the last four years was largely a result of reduced homebuyer confidence, due principally to continued price declines, the growing number of foreclosures and continued high unemployment.  A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations. Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise again in the future.

Home prices and sales order activities in Arizona and Florida impact our results of operations because we conduct our homebuilding business in these states.

Our operations are concentrated in regions that are among the most severely affected by the current economic downturn.  Home prices and sales activities in these states have declined significantly since the end of 2006 and at a greater rate than the country as a whole. These states continue to experience economic difficulties, including elevated levels of unemployment and precarious budget situations at the state and local government level, which may materially adversely affect the market for our homes in those affected areas. Because we do not have operations in other states, declines in home prices and sales activity in Arizona and Florida adversely affect our results of operations.

Inflation could adversely affect our business and financial results, particularly in a period of oversupply of homes.

Inflation can adversely affect us by increasing costs of land, materials and labor. However, we may not be able to offset any such cost increases with higher sales prices because a continuation of the oversupply of homes relative to demand. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. Moreover, with inflation, our costs of capital increase, and the purchasing power of our cash resources can decline.

Supply shortages and other risks related to demand for building materials and skilled labor could increase our costs and delay deliveries.

The purchase price of building materials is increasing; most notably the price of wood, drywall, steel and insulation. The related shipping costs are also increasing. Should these trends continue, our results of operations may be adversely impacted. The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction including:

●	Difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;
●	Shortages of qualified trades people;
●	Reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;
●	Shortages of materials; and
●	Volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

Item 1A. Risk Factors

Risk Factors – continued

These difficulties may cause us to take longer or incur more costs to build our homes and materially adversely affect our revenues and margins. In addition, over the past several years, we have successfully worked to reduce our average per home cost of labor and building materials. During the housing downturn, our suppliers and subcontractors have been willing to cut their labor and materials costs at the expense of their profits. To the extent the housing market recovers and demand for labor and materials increase, our average per home cost of labor and building materials will likely increase, and our operating margins and results of operations may be adversely affected.  In Arizona we will need to replenish our inventory of improved or finished lots for construction in 2012 and 2013.

Elimination or reduction of the tax benefits associated with owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases, state income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes its income tax laws, as has been discussed from time to time, to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many of our potential customers. The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, would adversely impact demand for and sales prices of new homes. In addition, increases in property tax rates by local governmental authorities can adversely affect the ability of potential customers to obtain financing or the desire of potential customers to purchase new homes.

Homebuilding is subject to home warranty and construction defect claims and other litigation risks in the ordinary course of business that can be significant. Our operating expenses could increase if we are required to pay higher insurance premiums or incur substantial litigation costs with respect to such claims and risks.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record customer service and warranty reserves for the homes that we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent in these matters, we cannot provide assurance that our reserves will be adequate to address all of our warranty and construction defect claims in the future.  Increasingly in recent years, individual and class action lawsuits have been filed against homebuilders asserting claims of personal injury and property damage caused by a variety of issues, including faulty materials and the presence of mold in residential dwellings.

Furthermore, decreases in home values as a result of general economic conditions may result in an increase in both non-meritorious and meritorious construction defect claims, as well as claims based on marketing and sales practices. Our reserves may not cover all of the claims arising from such issues or we may experience litigation costs and losses that could reduce our net income. Even if we are successful in defending such claims, we may incur significant costs.

Since 2009, we determined that six of our homes, constructed in Central Florida, contained reactive drywall manufactured in China (“Chinese drywall”). The Chinese drywall was provided to our drywall contractor by a secondary supplier of such drywall contractor. We reached a settlement with the secondary supplier who reimbursed Avatar for a substantial portion of the cost to repair the three homes that have been remediated and extends the same financial reimbursement to the remaining three homes containing reactive drywall from such secondary supplier.  In Seasons at Tradition we completed construction of the substantially and partially completed homes we acquired, including replacement of Chinese drywall that was placed in such homes during the time they were owned by the original builder. If and to the extent the scope of the Chinese drywall issues prove to be significantly greater than we currently believe, and our existing warranty reserves together with our insurance and any recovery from the secondary supplier is not sufficient to cover claims, losses or other issues related to the reactive drywall, we could incur costs or liabilities related to this issue that could have a material adverse effect on our results of operations, financial position and cash flows.

Item 1A. Risk Factors

Risk Factors – continued

Homebuilding is very competitive, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with home sales by others, foreclosures and rental properties. In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business. These competitive conditions in the homebuilding industry can affect our business and financial results through:

●	lower sales;
●	lower selling prices;
●	increased selling incentives;
●	lower profit margins;
●	impairments in the value of inventory and other assets;
●	difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms; and
●	delays in construction of our homes.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our having sufficient liquidity to acquire such properties.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our debt obligations and restrictive covenants, and as a result of our reduced access to capital compared to our publicly traded competitors.

If we are unable to develop our communities successfully or within expected timeframes, our results of operations could be adversely affected.

Before a community generates any revenues, time and material expenditures are required to acquire land, obtain development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. A decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner would have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

Item 1A. Risk Factors

Risk Factors – continued

Our business is seasonal in nature, and our quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. We typically experience the highest new home order activity in the winter and spring months, although new order activity is also highly dependent on the number of actively selling communities and the timing of new community openings as well as other market factors. Our revenues from homebuilding operations are fairly consistent throughout the calendar year, but we may experience higher liquidity demands during the first half of the calendar year as we incur the costs associated with new construction resulting from the increased sales volume. If, due to construction delays or other reasons, we are unable to deliver our expected number of homes in the second half of the calendar year, our full year results of operations may be adversely affected.

We may be adversely affected by weather conditions and natural disasters.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts and floods can harm our homebuilding business. These can delay home closings, adversely affect the cost or availability of materials or labor, or damage homes under construction.  The climates of the states in which we operate present increased risks of adverse weather or natural disasters.  In particular, a large portion of our homebuilding operations are concentrated in Florida, which is subject to increased risk of hurricanes. Furthermore, if our insurance does not fully cover losses resulting from such events or any business interruption, our assets, financial condition and capital resources could be adversely affected.

Utility and resource shortages or rate fluctuations could have an adverse effect on our operations.

The areas in which we operate are subject to resource shortages, including significant changes to the availability of water. Shortages of natural resources, particularly water, may make it more difficult for us to obtain regulatory approval of new developments. We may incur additional costs and may not be able to complete construction on a timely basis if such shortages continue. Furthermore, these shortages may adversely affect the regional economies in which we operate, which may reduce demand for our homes. In addition, the cost of petroleum products, which are used both to deliver our materials and to transport our employees to our job sites, fluctuates and may increase as a result of geopolitical events or accidents.  This could also result in higher prices for any product utilizing petrochemicals. These cost increases may have an adverse effect on our operating margin and results of operations.

The risks associated with our land and lot inventory could adversely affect our business or financial results.

The risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial and increase as consumer demand for housing decreases. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. If the fair market value of the land, lots and inventories we hold decreases, we may be required to reduce the carrying value of these assets and take significant impairment charges. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for building lots controlled under option or similar contracts may be put at risk. In certain circumstances, a grant of entitlements or development agreement with respect to a particular piece of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. In the present weak market conditions, we have sold homes and land for lower margins or at a loss and we have recorded significant inventory impairment charges and such conditions may persist.  Because future market conditions are uncertain, we cannot provide assurance that we will be successful in managing our future inventory risks or avoiding future impairment charges.

Item 1A. Risk Factors

Risk Factors – continued

We have a high concentration of land assets in one market.

Historically, our goals for the ownership and control of land and building lots were based on management’s expectations for future volume growth in Florida, and in particular, the Poinciana/Kissimmee area. In light of weak market conditions encountered since 2006, prior projections were not realized and we have a very high concentration of assets in this market.  Because future market conditions are uncertain, and our assets are so highly concentrated, we are limited in the amount of land we can dispose of to supplement cash flow from house sales.  Our flexibility in responding  to changes in market conditions, including our ability to respond to further declines in the housing market or to benefit from a return to growth, has also been reduced as a result of our land and lot positions in such a concentrated area.

We are dependent on the services of our senior management team and certain of our key employees, and the loss of their services could hurt our business.

We believe that our management’s experience in the homebuilding industry is a competitive strength, and that our future success depends upon our ability to retain these executives. In addition, we believe that our ability to attract, train, assimilate and retain new skilled personnel is important to the success of our business. If we are unable to retain our senior management team and certain of our key employees, particularly our senior corporate officers, or attract, train, assimilate or retain other skilled personnel in the future, it could hinder the execution of our business strategy.

We continue to consider growth or expansion of our operations, which could have a material adverse effect on our cash flows or profitability.

We continue to consider opportunities for growth, in both our existing markets, and in new markets. Additional growth of our business, either through increased land purchases, the development of larger projects, or into new business lines may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or new businesses could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets or businesses. In addition, while we do not currently intend to acquire other companies from third parties, opportunities to do so may arise in the future, and any acquisition could be difficult to integrate with our operations and could require us to assume unanticipated liabilities or expenses.

Government regulations could increase the cost and limit the availability of our development and homebuilding projects and adversely affect our business or financial results.

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. Furthermore, restrictions on immigration can create a shortage of skilled labor. Any of these regulatory issues can limit or delay home construction and increase our operating costs. We are also subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs or subject us to costs from fines, penalties and related litigation. These laws and regulations can also prohibit or severely restrict development and homebuilding activity in environmentally sensitive areas.

Item 1A. Risk Factors

Risk Factors – continued

We may incur additional operating expenses or delays due to compliance requirements or fines, penalties and remediation costs pertaining to environmental regulations within our markets.

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning land use and the protection of health and the environment; including those governing the discharge of pollutants to water and air, the handling of hazardous materials and the cleanup of contaminated sites. The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. This is particularly true in the event that we commence construction of the Poinciana Parkway as it runs through the Reedy Creek Mitigation Bank.  In addition, we are subject to third-party challenges under environmental laws and regulations to the permits and other approvals required for our projects and operations.

As we continue to increase our dependence on digital technologies to conduct operations, our risks associated with cybersecurity have also increased, leaving us subject to possible frequent and severe cyber incidents.

For a number of years, we have been increasing our reliance on computers and digital technology.  Many of our files have been digitized and more of our employees are working in almost paperless environments.  We have also made changes, some significant, to our hardware and software environments and some of these transitions have not been successful, taken longer than anticipated and/or are still in progress.  All of these activities may give rise to material cybersecurity risks and potential costs and consequences that cannot be estimated or predicted with any certainty.  We have outsourced a number of our IT functions including IT support of our infrastructure and software.  We identified a failure to establish appropriate security policies as a result of outsourcing and we believe that we addressed the situation before any security breaches actually occurred.  We are continuing to take steps to secure our confidential information from our vendors as well as third parties who may be seeking to infiltrate our systems.  While we have had issues with IT controls, we are in the process of implementing better controls or conducting more testing of our accounting and other functions to confirm that such control issues have not affected the accuracy of our financial and other reporting.  At this time we do not have any specific insurance for cybersecurity events.  Management will continue to monitor our IT environment and determine whether our business operations merit further insurance coverage. Notwithstanding the concern of management regarding cybersecurity, we consider a future cyber attack a material concern that could have severe financial and other business implications.

If a large number of shares of our common stock or equity-related securities become eligible for future issuance, the ownership interest of our current stockholders could be diluted and our share price could decline.

Issuances of shares of common stock upon conversion of the 7.50% Notes and our 4.50% Notes, as well as the issuance of a substantial number of shares of our common stock or other equity-related securities either for new consideration or in connection with restructuring existing indebtedness, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Any such future issuances could dilute the ownership interests of stockholders, and we cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock nor can we predict our future needs to fund our operations or balance sheet with future equity issuances.

Item 6.	Exhibits

10.1	Employment Agreement, dated August 15, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston.*

10.2	Stock Award Agreement, dated August 15, 2011, by and between Avatar Holdings Inc. and Tina Johnston.*

10.3	Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Carl Mulac.*

10.4	Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Carl Mulac.*

10.5	Second Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Patricia K. Fletcher.*

10.6	Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Patricia K. Fletcher.*

10.7	Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date:	November 14, 2011	By:	/s/ Allen J. Anderson
Allen J. Anderson, Director, President, and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ Tina M. Johnston
Tina M. Johnston, Vice President, Principal Financial Officer and Principal Accounting Officer

Exhibit Index

10.1	Employment Agreement, dated August 15, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston.*

10.2	Stock Award Agreement, dated August 15, 2011, by and between Avatar Holdings Inc. and Tina Johnston.*

10.3	Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Carl Mulac.*

10.4	Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Carl Mulac.*

10.5	Second Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Patricia K. Fletcher.*

10.6	Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Patricia K. Fletcher.*

10.7	Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.