Form 10-Q/A
period 2011-09-30
AVATAR HOLDINGS INC
filed 2011-11-16
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 on
FORM 10-Q/A

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

12,975,397 shares of Avatar's common stock ($1.00 par value) were outstanding as of October 31, 2011.

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10−Q for the quarter ended September 30, 2011, filed with the Securities Exchange Commission on November 14, 2011 (the “Original Form 10−Q”), is to correct immaterial and typographical errors contained in our Consolidated Financial Statements, and the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Exhibits 101 – Interactive Data Files. These corrections do not impact our revenue, results of operations, total assets, or total stockholders' equity previously reported in the Original Form 10-Q.  No other changes have been made to the Original Form 10−Q.  This amendment speaks as of the filing date of the Original Form 10−Q, does not reflect events that may have occurred subsequent to the original filing date and does not otherwise modify or update in any way disclosures made in the Original Form 10−Q.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART  I  --  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$134,427	$115,502
Restricted cash	7,835	8,422
Land and other inventories	196,808	248,909
Receivables, net	5,563	6,434
Income tax receivable	1,416	1,766
Property and equipment, net	38,512	39,290
Poinciana Parkway	8,452	8,452
Investments in and notes receivable from unconsolidated entities	861	5,194
Prepaid expenses and other assets	11,815	10,242
Goodwill	-	17,215
Assets held for sale	30,117	84,025
Total Assets	$435,806	$545,451

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$2,195	$3,743
Accrued and other liabilities	10,030	6,929
Customer deposits and deferred revenues	1,973	2,557
Estimated development liability for sold land	34,192	31,843
Earn-out liability	0	4,388
Notes, mortgage notes and other debt:
Corporate	105,402	64,445
Real estate	9,933	12,612
Total Liabilities	163,725	126,517

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 15,639,989 shares at September 30, 2011 and 15,562,732 shares at December 31, 2010,	15,365	15,563
Additional paid-in capital,	307,432	305,672
Retained earnings	28,081	176,265
	350,878	497,500
Treasury stock: at cost, 2,664,592 shares at September 30, 2011 and 2,662,106 shares at December 31, 2010	(79,049)	(79,010)
Total Avatar stockholders’ equity	271,829	418,490
Non-controlling interest	252	444
Total Equity	272,081	418,934

Total Liabilities and Stockholders' Equity	$435,806	$545,451

See accompanying Notes to Consolidated Financial Statements

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(in thousands except per-share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Real estate revenues	$53,964	$35,326	$13,986	$9,389
Interest income	395	401	95	147
Other	922	771	622	37
Total revenues	55,281	36,498	14,703	9,573

Expenses
Real estate expenses	60,772	45,224	19,152	13,530
Impairment charges	126,486	204	112,389	36
General and administrative expenses	12,865	12,641	5,093	4,796
Change in fair value of contingent consideration	(4,388)	-	(3,366)	-
Loss on extinguishment of debt	211	-	-	-
Interest expense	7,230	4,288	2,437	1,126
Total expenses	203,176	62,357	135,705	19,488

Earnings (loss) from unconsolidated entities, net	(326)	(331)	(341)	(124)

Loss before income taxes	(148,221)	(26,190)	(121,343)	(10,039)
Income tax (expense) benefit	(350)	375	(350)	375

Net loss	(148,571)	(25,815)	(121,693)	(9,664)

Less: Net loss attributable to non-controlling interests	(387)	(417)	(132)	(145)

Net loss attributable to Avatar	$(148,184)	$(25,398)	$(121,561)	$(9,519)

Basic and diluted Loss Per Share	$(11.91)	$(2.26)	$(9.76)	$(0.84)

See accompanying Notes to Consolidated Financial Statements.

AVATAR HOLDINGS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,	September 30
	2011	2010
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(148,571)	$(25,815)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,831	3,562
Amortization of stock-based compensation	1,508	763
Impairment of land and other inventories	109,271	204
Impairment of Goodwill	17,215	-
Change in fair value of contingent consideration	(4,388)	-
Distribution of earnings	(338)	(32)
Equity in (earnings) losses of unconsolidated entities	326	331
Changes in operating assets and liabilities:
Restricted cash	587	(22,573)
Receivables, net	1,221	370
Income tax receivable	-	33,252
Land and other inventories	(287)	(7,483)
Prepaid expenses and other assets	3,054	1,250
Accounts payable and accrued and other liabilities	305	3,030
Customer deposits and deferred revenues	(584)	170
Net cash used in operating activities	(17,850)	(12,971)

INVESTING ACTIVITIES
Investment in property and equipment	(862)	(79)
Return from Poinciana Parkway	-	30
Investment in unconsolidated entities	(83)	(82)
Notes receivable from unconsolidated affiliates	3,957	-
Return of capital from unconsolidated joint venture	471	-
Net cash provided by (used in) investing activities	3,483	(131)

FINANCING ACTIVITIES
Proceeds from issue of 7.50% Convertible Notes	100,000	-
Principal payments of real estate borrowings	(2,679)	(55,881)
Repurchase 4.50% Convertible Notes	(59,402)	-
Debt issuance costs	(4,627)	-
Net cash provided by (used in) financing activities	33,292	(55,881)

Net increase (decrease) in cash and cash equivalents	18,925	(68,983)
Cash and cash equivalents at beginning of period	115,502	217,132

Cash and cash equivalents at end of period	$134,427	$148,149

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

Certain prior period amounts have been reclassified to conform to the current year presentation.  At September 30, 2011, Avatar designated certain land holdings totaling $30,117 as available for sale, these assets were carried in land and other inventories in the amount of $84,025 at December 31, 2010.

Restatement of Prior Financial Statements

We undertook an analysis of the development liabilities associated with certain legacy assets.  As a result, we identified certain errors in the estimated development liability.  Our analysis of our Rio Rico property resulted in an increase to the estimated liability of $12,930 as of December 31, 2010.  This liability relates to our obligation to install utilities under individual Rio Rico lot sale agreements we entered into during the 1960s and through the mid-1970s.  The increase in liability can be attributed to (a) an increase in unit costs, (b) the correction of an error in the total water pipeline mileage required to be constructed, (c) the addition of costs to bring utility services from the street pipeline to the sold lots (previous estimates only included utility pipeline and other infrastructure), and (d) a reduction in water infrastructure costs.  Additionally, we determined that we no longer have any liability relating to the land development at Poinciana other than the extension of utility services as all development was completed several years ago, resulting in an overstatement of the estimated development liability of $1,374 as of December 31, 2010.  The overall increase in the estimated development liability related to correction of errors will result in a prior period adjustment of $11,555 at December 31, 2010.

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction, if material.  Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified corrections are immaterial to the Company’s individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year Consolidated Statements of Operations.  Consequently, we have restated the accompanying Consolidated Balance Sheet as of December 31, 2010 appearing herein, from amounts previously reported to correct the prior period errors.

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Land and Other Inventories – continued

Declines in market values below those realized from our current sales prices and estimations could result in future impairment.

Land and Other Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Land developed and in process of development	$106,933	$137,074
Land held for future development or sale	64,827	86,041
Homes completed or under construction	24,725	24,320
Other	323	1,474
	$196,808	$248,909

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Poinciana Parkway - continued

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of September 30, 2011, approximately $47,500 has been expended. During fiscal years 2009 and 2008, we recorded impairment charges of $8,108 and $30,228, respectively, associated with the Poinciana Parkway.

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

Compensation expense related to restricted stock and restricted stock unit awards during the nine months ended September 30, 2011 and 2010 was $1,509 and $691, respectively. Compensation expense related to restricted stock and restricted stock unit awards during the three months ended September 30, 2011 and 2010 was $921 and $163, respectively. During the nine months ended September 30, 2011, we reversed approximately $450 of previously recognized compensation expense related to 293,178 shares of restricted stock which were forfeited due to the resignation of our former CEO on June 15, 2011. During this quarter, Avatar entered into an Amended and Restated Employment Agreement with one of its Executive Vice Presidents.  Under the terms of this agreement, 180,000 shares granted on October 22, 2010, were cancelled and replaced with new awards.  During the nine months ended September 30, 2011, we granted 552,660 restricted stock and restricted stock units, which have a weighted average grant date fair value of $11.63 per share. During the nine months ended September 30, 2010, we granted 8,935 restricted stock units, which have a weighted average grant date fair value of $14.79 per share.

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Fair Value Disclosures – continued

Avatar’s assets measured at fair value as of September 30, 2011 and gains (losses) for the quarter ended September 30, 2011 on a nonrecurring basis are summarized below:

Non-financial Assets/Liabilities	Fair Value Hierarchy	Fair Value at September 30, 2011	Gains/ (Losses)

Homes completed or under construction	Level 2	$6,125	$(1,483)
Land and other inventories	Level 3	$35,558	$(53,881)
Assets held for sale	Level 2	$30,117	$(53,907)
Earn-out liability related to the JEN Transaction	Level 3	$0	$4,388

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

We determined that these entities qualify as VIEs which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  At September 30, 2011, our consolidated balance sheets include $3,470 in land and other inventories and $1,062 in property and equipment from these LLCs. At December 31, 2010, our consolidated balance sheets include $3,440 in land and other inventories and $1,116 in property and equipment from these LLC’s.

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana, FL and Rio Rico, AZ communities for more than 8,000 homesites previously sold and is summarized as follows:

	September 30,	December 31,
	2011	2010
Gross estimated unexpended costs	$37,185	$37,752
Less costs relating to unsold homesites	(2,993)	(5,909)

Estimated development liability for sold land	$34,192	$31,843

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

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Financial Information Relating To Reportable Segments

The following table summarizes Avatar’s information for reportable segments:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Revenues:	2011	2010	2011	2010
Segment revenues
Active adult communities	$28,066	$23,987	$10,793	$6,934
Primary residential	9,752	9,788	2,813	1,473
Commercial and industrial and other land sales	15,285	787	220	764
Other operations	851	708	148	109
	53,954	35,270	13,974	9,280
Unallocated revenues
Interest income	395	401	95	147
Other	932	827	634	146
Total revenues	$55,281	$36,498	$14,703	$9,573

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(7,756)	$(3,280)	$(2,306)	$(1,802)
Primary residential	(39,864)	(3,771)	(37,650)	(1,268)
Commercial and industrial and other land sales	4,984	28	(1,833)	55
Other operations	122	178	7	(92)
	(42,514)	(6,845)	(41,782)	(3,107)
Unallocated income (expenses):
Interest income	395	401	95	147
Loss on repurchase of 4.50% Notes	(211)	-	-	-
Equity earnings (losses) from unconsolidated entities	(326)	(331)	(341)	(124)
Net loss attributable to non-controlling interests	387	417	132	145
General and administrative expenses	(12,865)	(12,641)	(5,093)	(4,796)
Change in fair value of contingent consideration	4,388	-	3,366	-
Interest expense	(7,230)	(4,288)	(2,437)	(1,126)
Other real estate expenses	(3,610)	(2,486)	(2,003)	(1033)
Impairment of goodwill	(17,215)	-	(17,215)	-
Impairment of land developed or held for future development	(69,733)	-	(56,633)	-
Loss before income taxes	$(148,534)	$(25,773)	$(121,911)	$(9,894)

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Financial Information Relating To Reportable Segments -continued

	September 30	December 31
Assets:	2011	2010
Segment assets
Active adult communities	$158,246	$184,656
Primary residential	62,744	73,092
Commercial and industrial and other land sales	9,092	10,587
Poinciana Parkway	8,452	8,452
Assets held for sale	30,117	70,479
Unallocated assets	167,155	198,185
Total assets	$435,806	$545,451

(a)	Our businesses are conducted in the United States.
(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.
(c)	No significant part of the business is dependent upon a single customer or group of customers.
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

Net loss for the nine and three months ended September 30, 2011 was $148,184 or $11.91 per basic and diluted share and $121,561 or $9.76 per basic and diluted share, respectively, compared to net loss of $25,398 or $2.26 per basic and diluted share and $9,519 or $0.84 per basic and diluted share, respectively, for the comparable periods in 2010. The increase in net loss for the nine and three months ended September 30, 2011 compared to the same periods in 2010 was primarily due to increased losses in our active adult communities operations, increases in interest expense, and impairment charges of $126,486 and $112,389 during the nine and three months ended September 30, 2011. Partially offsetting the increases in losses for the nine and three months ended September 30, 2011 were the write off of the earnout liability related to the JEN Transaction, increases in commercial and industrial and other land sales, and decreases in general and administrative expenses.

Revenues from active adult operations increased $4,079 or 17% and $3,860 or 55.7%, respectively, for the nine and three months ended September 30, 2011 compared to the same periods in 2010. Expenses from active adult operations increased $8,555 or 31.4% and $4,363 or 49.97%, respectively, for the nine and three months ended September 30, 2011 compared to the same periods in 2010. The increase in revenues for the nine and three months ended September 30, 2011 compared to the same period last year is primarily due to higher average sales prices from house closings.  The increase in expenses during the nine and three months ended September 30, 2011 compared to the same periods in 2010 is attributable to the addition of our operations in Arizona through the JEN Transaction, and increased advertising and marketing expenses and expenditures incurred with the launch of our Younger Next Year ("YNY") lifestyle programs at Solivita and CantaMia.  Also contributing to the increase in expenses was impairment charges from completed or homes under construction of approximately $1,125 and $128, respectively, compared to $204 and $36 for the nine and three months ended September 30, 2010, respectively.  The average sales price on closings from active adult homebuilding operations during the nine and three months ended September 30, 2011 was $229 and $246, respectively, compared to $187 and $193, respectively, during the same periods in 2010.  The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during the nine and three months ended September 30, 2011 was approximately 17% and 15%, respectively, compared to  approximately 31% and 35%, respectively, during the same periods in 2010.

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

Revenues from primary residential operations decreased $36 or 0.4% for the nine months ended September 30, 2011 and increased $1,340 or 91.0% for the three months ended September 30, 2011 compared to the same periods in 2010. Expenses from primary residential operations increased $36,057 or 265.9%  for the nine months ended September 30, 2011, and increased $37,772 or 1,378% for the three months ended September 30, 2011 compared to the same periods in 2010. The increase in revenues for the three months ended September 30, 2011 is primarily attributable to an increase in the average sales price. The decrease in expenses for the nine months ended September 30, 2011 is attributable to lower costs associated with lower volume of closings. During the nine and three months ended September 30, 2011, we recorded impairment charges from homes completed or under construction of approximately $1,483 and $486, respectively, compared to approximately $204 and $36 for the nine and three months ended September 30, 2010, respectively. The average sales price on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2011 was $233 and $218, respectively, compared to $204 and $214, respectively, for the same periods in 2010. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2011 was approximately 3% and 5%, respectively, compared to approximately -5% and -31%, respectively, for the same periods in 2010. Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

The amount and types of commercial and industrial and other land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales increased $14,498 for the nine months ended September 30, 2011, and decreased $544 for the three months ended September 30, 2011 compared to the same periods in 2010. During the nine months ended September 30, 2011, we realized pre-tax profits of $4,984 on revenues of $15,285 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales increased approximately $9,542 and $1,344 for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in expenses is attributable to higher volume of closings of commercial and industrial and other land sales.

General and administrative expenses increased $224 or 1.8% and $297 or 6.2% for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. This increase is primarily related to the Company's restructuring efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data) –continued

RESULTS OF OPERATIONS – continued

Interest expense increased $2,942 or 68.6% and $1,311 or 116.4% for the nine and three months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in interest expense is primarily attributable to the increase in outstanding indebtedness during 2011 compared to 2010 as well as the increase in our incremental borrowing rate as a result of the issuance of the 7.50% Notes.

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

Item 6.	Exhibits

10.1	Employment Agreement, dated August 15, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston.* (1)

10.2	Stock Award Agreement, dated August 15, 2011, by and between Avatar Holdings Inc. and Tina Johnston.* (1)

10.3	Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Carl Mulac.* (1)

10.4	Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Carl Mulac.* (1)

10.5	Second Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Patricia K. Fletcher.* (1)

10.6	Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Patricia K. Fletcher.* (1)

10.7	Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston.* (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

*	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

(1)	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVATAR HOLDINGS INC.

Date:	November 15, 2011	By:	/s/ Allen J. Anderson
Allen J. Anderson, Director, President, and Chief Executive Officer (Principal Executive Officer)

Date:	November 15, 2011	By:	/s/ Tina M. Johnston
Tina M. Johnston, Vice President, Principal Financial Officer and Principal Accounting Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**

101.LAB	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.