Form 10-K
period 2011-12-31
AV Homes, Inc.
filed 2012-03-26
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number 001-07395
AV HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

395 Village Drive, Kissimmee, Florida	34759
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (863) 427-7180

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC

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

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $139,456,657 as of June 30, 2011.

As of March 20, 2012, there were 13,320,002 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III.

AV HOMES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

i

Part I

ITEM 1.	BUSINESS

The following business description should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “AV Homes,” or the “Company” refer to AV Homes, Inc. and its consolidated subsidiaries. Dollar amounts specified herein are in thousands, except per share amounts or as otherwise indicated.

Company Overview

AV Homes, Inc. was incorporated in the state of Delaware in 1970. On February 15, 2012, we changed our name from Avatar Holdings Inc. to AV Homes, Inc. Our principal executive offices are located at 395 Village Drive, Kissimmee, Florida 34759, and our telephone number is (863) 427-7180. Our website address is www.avhomesinc.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our residential community sales and development activities have been adversely affected in both markets, and remain at low levels. Our sales of commercial and industrial land for third-party development have also been adversely affected by economic conditions. In addition, we own certain amenities within our master planned communities, which are now managed by third party providers.

Our assets consist primarily of real estate in the states of Florida and Arizona. As more fully detailed in the land holdings table located in “Item 1. Our Operations”, as of December 31, 2011, we own 4,975 developed residential lots, 2,565 partially developed residential lots, 12,905 undeveloped residential lots, and 9,280 acres of mixed use, commercial, and industrial land.

Business Strategy

Our primary business is the development of active adult communities, in conjunction with construction and sales of residences within those communities. We believe the demographics are good for active adult development. Solivita and CantaMia, our active adult communities in Central Florida and Goodyear, Arizona, respectively, will initially serve as our flagship communities as we pursue our active adult business strategy. We also construct and sell homes in primary residential communities, some of which we developed in prior years. Our business remains capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, homeowners association (“HOA”) subsidies, real estate taxes, interest payments, funding of operating deficits and working capital, as well as potential new acquisitions of real estate and real estate-related assets. We continue to carefully manage our inventory levels through monitoring land development and home starts.

Our Operations

Our operations include homebuilding, community development, and land sales as summarized below. For further information regarding our financial condition and results of operations please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Active Adult Community Development

Our primary business is the development of active adult communities and the construction and sales of residences within those communities. We intend to grow that business, and continue to seek and evaluate opportunities to expand our active adult operations both in terms of assets and geography. Our current major active adult assets include:

Solivita.

Solivita comprises approximately 4,193 acres in Central Florida. Solivita offers its residents numerous activities through the community’s Lifestyles program and approximately 148,000 square feet of recreation facilities. These facilities include two fitness centers, 14 heated swimming pools, restaurants, arts and crafts rooms, a café, and other meeting and ballroom facilities. We also developed and own two 18-hole championship golf courses. The community’s activity park houses a variety of sports and games facilities, including an official softball field, shuffleboard courts, pickle ball courts and tennis courts. Social activities at Solivita include its 170 clubs, including such diverse interests as photography, softball, theatre and motorcycle riding.

Solivita commenced active sales in 2000. From inception, we have closed 3,507 of the 5,887 planned residences in Solivita and approximately 6,000 individuals reside in the community as of December 31, 2011.

CantaMia.

CantaMia is a 1,770-unit active adult community located on 541 acres in the Estrella Mountain Ranch master planned community in Goodyear, Arizona. CantaMia is composed of three phases, of which we own phases one and two comprising 402 acres and we have an option to purchase the 139 acres in phase three in December 2013. Residents have exclusive use of the 30,000 square foot recreation and lifestyle facility situated on the focal point ten acre manmade lake system. Amenities include an exercise facility and swimming pools, a demonstration kitchen, library, technology center, rooms for arts/crafts and games, a movement studio for yoga and aerobics, and a café. CantaMia also has space for outdoor sporting venues including swimming, softball, pickle ball, bocce ball, tennis and horseshoes.

We purchased phase one of the partially developed community in September 2010, and phase two in December 2011. Sales officially began in February 2010 and the Grand Opening of the recreation facility occurred in March 2011. 55 units have closed as of December 31, 2011.

Seasons at Tradition.

Seasons at Traditions (“Seasons”) is comprised of 265 developed lots, 365 partially developed lots and approximately 400 undeveloped master planned lots in a 452 acre active adult community located in St. Lucie County, Florida. We acquired this property in 2009 in its partially developed condition. Development commenced in 2005 and a total of 86 homes have closed as of December 31, 2011.

Primary Residential Community Development

We continue to search for primary residential community development opportunities. We are currently building in our communities in Arizona and at Bellapointe in Central Florida. However, due to unfavorable market conditions, we have curtailed our primary residential homebuilding operations in Rio Rico, Arizona.

Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this report under the heading "Results of Operations."

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the "Poinciana Parkway"). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to completing construction of the road. We have obtained an extension of our South Florida Water Management District permit to February 14, 2018. On February 6, 2012, the Osceola County Commission approved an extension of our Osceola Poinciana Parkway agreements. The extension contemplates, among other things, (i) obtaining an updated traffic study regarding the Poinciana Parkway at an estimated net cost to AV Homes of $150, and (ii) the negotiation of a new public-private partnership agreement for construction and operation of the Poinciana Parkway as a County-owned toll road.

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2013, the counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with AV Homes is to cancel its agreement with AV Homes. With respect to Osceola County, if funding and commencement of construction is not met by February 14, 2013, (i) a portion of AV Homes’ land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the county and (ii) AV Homes will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2011, approximately $47,652 has been expended. Prior to 2010, we recorded impairment charges of $38,336 associated with the Poinciana Parkway. No impairment charges were taken in 2011 or 2010.

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

The following is a breakdown of our land holdings as of December 31, 2011:

		Estimated Planned Lots/Units (1)
	Closed Homes (2)	Developed	Partially Developed	Raw	Total Remaining Lots/Units	Gross Acres (3)
Principal Communities

Active Adult Communities
Florida
Solivita (4)	3,507	890	580	2,410	3,880	-
Seasons	86	265	365	400	1,030	-
	3,593	1,155	945	2,810	4,910	-

Arizona
CantaMia (5)	55	175	400	665	1,240	-
	55	175	400	665	1,240	-

Total Active Adult Communities	3,648	1,330	1,345	3,475	6,150	-

Family Communities
Florida
Bellalago	1,019	490	635	-	1,125	-
Bellapointe	1	220	-	-	220	-
Isles of Bellalago	191	125	-	-	125	-
	1,211	835	635	-	1,470	-

Arizona
Phoenix	48	85	-	-	85	-
	48	85	-	-	85	-

Total Family Communities	1,259	920	635	-	1,555	-

Multi-Family Communities	-	-	-	220	220	-

Total Principal Communities	4,907	2,250	1,980	3,695	7,925	-

Not Actively Building or Developing

Scattered Lots (6)	-	1,860	585	-	2,445	-
Joint Venture Lots	55	710	-	575	1,285	-
Scattered Mixed-Use Raw Land (7)	-	-	-	-	-	6,830

Total Not Actively Building or Developing	55	2,570	585	575	3,730	6,830

Land Held for Sale

Total Land Held for Sale (8)	-	155	-	8,635	8,790	280

Commercial & Industrial

Total Commercial & Industrial (8)	-	-	-	-	-	2,170

Grand Total	4,962	4,975	2,565	12,905	20,445	9,280

(1) Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated. Estimated planned lots/units are rounded to the nearest multiple of 5.

(2) Closed homes are only shown for active communities.

(3) Acres are reflected as gross acres and are not intended to represent net developable acres.

(4) Included in the lot count for Solivita are 1,500 lots we intend to develop in the future as an expansion to the existing Solivita Community.

(5) Total estimated planned lots at CantaMia exclude an option to purchase an additional 475 raw lots.

(6) Included in scattered lots are 1,390 Poinciana lots (985 developed and 405 partially developed) and 1,055 Rio Rico lots (875 developed and 180 partially developed).

(7) Approximately 5,000 potential raw lots in Florida and Arizona have been reclassified to gross acreage, due to the uncertainty of future development or sales.

(8) Commercial and industrial land within this category is reflected as gross acres.

Title Insurance Agency

Until July 2011, Prominent Title Insurance Agency, Inc., in Poinciana, Florida, was one of our subsidiaries, and offered services to purchasers of homes from AV Homes and from unrelated parties. Due to the substantial reduction in real estate transactions, our title insurance agency operations experienced a substantial decline in revenues in 2010, and in July 2011, we sold this subsidiary for a nominal amount.

Business Segment Information

Our business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note P "Business Segments" to the Consolidated Financial Statements included in Part II of this Report.

Trademarks

We have federally registered trademarks and service marks or pending applications for federal registration for several of our entities, operations and communities, including AV Homes™, Joseph Carl Homes™, Stonegate®, Solivita™, and CantaMia™.

Employees

At December 31, 2011, we employed approximately 100 individuals on a full-time or part-time basis. Relations with our employees are satisfactory and there have been no work stoppages.

Available Information

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

You can access financial and other information on our website, at www.avhomesinc.com. The information on or accessible through our website is not incorporated by reference in this Form 10-K. We make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing or furnishing such material electronically or otherwise with the SEC.

Regulation

Our business is subject to extensive federal, state and local statutes, ordinances and regulations that affect every aspect of our business such as environmental, hazardous waste and land use requirements and can result in substantial expense to AV Homes.

Homes and residential communities that we build must comply with federal, state and local laws, regulations, and ordinances relating to, among other things, zoning, construction permits or entitlements, construction material requirements, density requirements, and requirements relating to building design and property elevation, building codes and the handling of waste. These laws and regulations are subject to frequent change and often result in increased construction or other costs related to our business. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. These laws and regulations may result in fees and assessments, including, without limitation, fees and assessments for schools, parks, streets and highways and other public improvements, the costs of which can be substantial.

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

Competition

The homebuilding industry is highly competitive. Homebuilders compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with home sales by others, foreclosures and rental properties. In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business. These competitive conditions in the homebuilding industry can affect our business and financial results through lower sales, lower selling prices, increased selling incentives, lower profit margins, impairments in the value of inventory and other assets, difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms, and delays in construction of our homes.

Seasonality

Our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April for active adult communities in the geographic areas in which we conduct our business.

Warranty

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We may have recourse against subcontractors or manufacturers for warranty claims relating to workmanship and materials.

Executive Officers of the Registrant

The following table includes information with respect to all persons serving as executive officers of AV Homes as of the date of this Form 10-K. Officers of AV Homes have been elected to serve until the next annual election of officers (which is expected to occur on July 24, 2012), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience

Allen J. Anderson	60
Mr. Anderson has served as our Chief Executive Officer and President since June 2011, and as a member of our Board of Directors since October 2010. Mr. Anderson has been Managing Director of JEN Partners LLC, a private equity firm, since July 2007. He was formerly director and Co-Founder, and served as a member of the Compensation Committee of the Board of Directors of Recurrent Energy Inc., a solar power company from June 2005 to July 2007. Mr. Anderson has 38 years of real estate, banking and private equity investment experience and 24 years of executive leadership experience.

Patricia K. Fletcher	54
Ms. Fletcher has served as our Executive Vice President and General Counsel since January 2007 and also was elected to the position of Corporate Secretary in 2011. Ms. Fletcher formerly served as Partner and Chair of Florida Real Estate and Finance Department, Duane Morris LLP, from January 2002 to December 2006. Ms. Fletcher also holds various positions with our subsidiaries.

Name	Age	Office and Business Experience

Joseph C. Mulac III	50
Mr. Mulac has served as our Executive Vice President and President of our wholly-owned subsidiary, Avatar Properties Inc., since October 25, 2010. Since April 2009, Mr. Mulac has served as Chief Executive Officer of Joseph Carl Homes, LLC (n/k/a Avatar Properties of Arizona, LLC). From March 2003 to April 2009, Mr. Mulac held various officer positions with Tousa, Inc.

Tina M. Johnston	44
Ms. Johnston has served as our Vice President, Principal Financial Officer and Principal Accounting Officer since August 2011. From 2005 to 2011, Ms. Johnston was an independent consultant focusing on financial modeling, strategic planning of land acquisitions and dispositions, budgeting and forecasting. Ms. Johnston also served as Vice President of Finance for Richmond American Homes (MDCH) from 2004-2005. Prior to 2004, Ms. Johnston held various positions with Del Webb Corporation and Pulte Homes (who acquired Del Webb in 2001), including Director of Finance for the Del Webb Group.

No executive officer of AV Homes has any family relationship with any other executive officer or director of AV Homes.

ITEM 1A.	RISK FACTORS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following.

The homebuilding industry, which is cyclical and affected by a variety of factors, has undergone a significant downturn, the duration and ultimate severity of which remain uncertain. A continuation or further deterioration in industry conditions or in the broader economic conditions could have additional material adverse effects on our business and financial results.

The homebuilding industry is highly cyclical and is significantly affected by changes in industry conditions, as well as in global and local economic conditions, such as changes in:

•	employment and income levels;
•	availability of financing for homebuyers;
•	interest rates;
•	consumer confidence;

•	levels of new and existing homes for sale;
•	demographic trends; and
•	housing demand.

Changes in these conditions may occur on a national scale, as the case in the current downturn, or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect markets, they could have a proportionately greater impact on us than on other homebuilding companies with smaller presences in these locally affected markets. Our operations are concentrated entirely in the previously strong markets of Florida and Arizona, which have been more adversely affected by the current downturn and as a result the downturn has, and could continue to have, a more substantial impact on our business and financial results.

An oversupply of alternatives to new homes can adversely impact our ability to sell new homes.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, and other existing homes and rental properties, can also adversely impact our ability to sell new homes and can depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. It is difficult to calculate the total number of units at foreclosure risk due to existing mortgagors’ reticence to market all such homes on a current basis creating additional “shadow” inventory.

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

Our ability to respond to the downturn is limited. The significant number of home mortgage foreclosures has increased supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. The price declines, in some cases may cause current homeowners, particularly those in our active adult demographic, to delay the resale of their current home, impacting potential purchases of our new homes. With the decline in the values of homes and the inability of many homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy has weakened significantly, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, demand for new homes remains at historically low levels.

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

Our ability in the future to make payments on our outstanding indebtedness and to fund planned capital expenditures for construction and development costs will depend on our ability to generate sufficient cash flow and access other sources of capital. On a pro forma basis, our annualized interest incurred for the next twelve months will be $7,740. For the years ended December 31, 2007 through 2010, our earnings were insufficient to cover our fixed charge obligations.

To a large extent, our ability to generate cash flow is subject to general economic, financial, competitive, legislative and regulatory factors, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay principal and interest on the debt or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before the maturity thereof, or incur additional debt. We cannot assure you that we will be able to refinance such debt or incur additional debt. If we are unable to refinance our debt on a timely basis or at all, we may need to dispose of certain assets, reduce capital expenditures, or take other steps that could be detrimental to our business. We cannot assure you that any of these alternatives would be available to us, if at all, on satisfactory terms or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. Any inability to generate sufficient cash flow or refinance our debt or incur additional debt could have a material adverse effect on our financial condition and could cause us to be unable to service our debt, including the notes.

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

Our debt and debt service obligations increased significantly as a result of the issuance of the 7.50% Convertible Notes due 2016 (the “7.50% Notes”.) As of December 31, 2011, total consolidated indebtedness was $105,402. Cash and cash equivalents at December 31, 2011 was approximately $124,316. This level of debt could affect our future operations, including, among others:

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

•	subjecting us to the risk of increased interest rates on our indebtedness upon maturity;
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 7.50% Notes, the 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) and our other debt.

A higher level of indebtedness increases the risk that we may default on our debt obligations. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt and to fund potential future acquisitions of real estate and real-estate related assets.

The indenture governing our 7.50% Notes, and any future indebtedness, contains financial and operating restrictions that may affect our ability to operate our business.

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

We may not have the ability to raise the funds necessary to fulfill our obligations under the 7.50% Notes following a “change of control” as defined in the indenture governing the notes. Under the indenture, upon the occurrence of a defined change of control, which definition includes an involuntary change of control, we will be required to offer to repurchase all outstanding notes at 101% of the principal amount thereof plus, accrued and unpaid interest to the date of repurchase. However, we may not have sufficient funds at the time of the change of control to make the required repurchase of the notes. Our failure to make or complete a change of control offer would place us in default under the indenture governing the notes. In addition, upon a sale of less than all of our assets, the ability of a holder of the 7.50% Notes to require us to repurchase such notes may be uncertain.

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

We have a significant number of contingent liabilities over which we have little or no control as to the dates that payment may be required. Most of these liabilities relate to settlement agreements relating to class actions entered into by the Company in 1974 and the bankruptcy of the Company’s predecessor and its affiliates in the mid-1970s (collectively, the “Orders”). Among other things, under the Orders the Company is obligated to install certain utility infrastructure to lots sold by us in Rio Rico and Poinciana prior to such Orders (“Affected Lots”). Historically, the Company has identified such contingent obligations respecting the Orders in its SEC filings supported by the report of an independent engineer. In 2011, Management of the Company determined that such engineer estimates should be further evaluated by another independent engineer. The second engineer’s report reflects a much greater cost to complete the utility infrastructure at Rio Rico as a result of more accurate measurements of linear feet of utility lines required, cost updates and advanced techniques in identifying the location and number of Affected Lots. Management of the Company also determined that an error was made in 2005 when the total mileage of water pipe mains required was reduced based on assumptions that are not supported by our current research. If a significant number of the owners of the Affected Lots require AV Homes to install infrastructure in Rio Rico or Poinciana, it is also possible that AV Homes may not have adequate liquidity to meet its obligations.

Further, we have invested $8,437 in the Poinciana Parkway as of December 31, 2011. Investment in the Parkway is necessary in order to address significant traffic problems in Poinciana that adversely affect Solivita and other properties held by the Company in the vicinity of Solivita. If construction of the Poinciana Parkway is not commenced by February 14, 2013 (or an extension of the various agreements requiring such commencement are not amended to extend the commencement date), the Company may have liability for traffic infrastructure contributions in Osceola County and will have to pay Osceola County approximately $1,900. It is impossible to determine what AV Homes’ traffic infrastructure liabilities will be over time to Osceola County if the Poinciana Parkway is not constructed.

Certain of our communities have HOAs. In most of these communities, HOA dues paid by residents are insufficient to pay for all operating expenses and we subsidize those HOAs. Pursuant to these arrangements, we may become obligated to make greater payments, if assessments levied on and paid by homeowners are insufficient to cover such operating expenses when due.

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

Lenders, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality has caused almost all lenders to stop offering subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans, in turn have made it more difficult for many buyers to sell their homes or to finance the purchase of our homes. These factors have served to reduce the pool of qualified home buyers. These reductions in demand have adversely affected our business and financial results, and the duration and severity of their effects are uncertain. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry historically has been very important to the housing market. Any changes in the ongoing role of these entities could have a material impact on the financing market, and our ability to sell homes.

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

The purchase price of building materials is increasing; most notably the price of wood, drywall, steel and insulation. The related shipping costs are also increasing. Should these trends continue, our results of operations may be adversely impacted. The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction including:

•	shortages of qualified trades people;
•	reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;
•	shortages of materials; and
•	volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

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

Furthermore, decreases in home values as a result of general economic conditions may result in an increase in construction defect claims, as well as claims based on marketing and sales practices. Our reserves may not cover all of the claims arising from such issues or we may experience litigation costs and losses that could reduce our net income. Even if we are successful in defending such claims, we may incur significant costs.

Since 2009, we determined that six of our homes, constructed in Central Florida, contained reactive drywall manufactured in China (“Chinese drywall”). Three of such homes have been fully remediated at minimal cost to AV Homes due to reimbursement by the supplier of such drywall. The remaining three homes are in the process of being remediated at the cost of the manufacturer of such Chinese drywall.

In Seasons at Tradition we completed construction of the substantially and partially completed homes we acquired, including replacement of Chinese drywall that was placed in such homes during the time they were owned by the original builder. If and to the extent the scope of the Chinese drywall issues prove to be significantly greater than we currently believe, and our existing warranty reserves together with our insurance and any recovery from the supplier and/or manufacturer is not sufficient to cover claims, losses or other issues related to the reactive drywall, we could incur costs or liabilities related to this issue that could have a material adverse effect on our results of operations, financial position and cash flows.

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

The homebuilding industry is highly competitive. Homebuilders compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with home sales by others, foreclosures and rental properties. In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business. These competitive conditions in the homebuilding industry can affect our business and financial results through:

•	lower sales;
•	lower selling prices;
•	increased selling incentives;
•	lower profit margins;
•	impairments in the value of inventory and other assets;

•	difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms; and
•	delays in construction of our homes.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our having sufficient liquidity to acquire such properties.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would have an adverse effect on our revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our debt obligations and restrictive covenants, and as a result of our reduced access to capital compared to our publicly traded competitors.

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

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts and floods can harm our homebuilding business. These can delay home closings, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates of the states in which we operate present increased risks of adverse weather or natural disasters. In particular, a large portion of our homebuilding operations is concentrated in Florida, which is subject to increased risk of hurricanes. Furthermore, if our insurance does not fully cover losses resulting from these events or any related business interruption, our assets, financial condition and capital resources could be adversely affected.

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

Values of, and costs associated with, our land and lot inventory could adversely affect our business or financial results.

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

We continue to consider opportunities for growth, in both our existing markets, and in new markets. Additional growth of our business, either through increased land purchases, the development of larger projects, or into new business lines may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or new businesses could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets or businesses. In addition, opportunities may arise in the future to acquire other companies from third parties, and any acquisition could be difficult to integrate with our operations and could require us to assume unanticipated liabilities or expenses.

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

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning land use and the protection of health and the environment including those governing the discharge of pollutants to water and air, the handling of hazardous materials and the cleanup of contaminated sites. The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. This is particularly true in the event that we commence construction of the Poinciana Parkway as it runs through the Reedy Creek Mitigation Bank. In addition, we are subject to third-party challenges under environmental laws and regulations to the permits and other approvals required for our projects and operations.

As we continue to increase our dependence on digital technologies to conduct operations, our risks associated with cyber security have also increased, leaving us subject to possible frequent and severe cyber incidents.

For a number of years, we have been increasing our reliance on computers and digital technology. Many of our files have been digitized and more of our employees are working in almost paperless environments. We have also made changes, some significant, to our hardware and software environments and some of these transitions have not been successful, taken longer than anticipated and/or are still in progress. All of these activities may give rise to material cyber security risks and potential costs and consequences that cannot be estimated or predicted with any certainty. We have outsourced a number of our IT functions including IT support of our infrastructure and software. We identified a failure to establish appropriate security policies as a result of outsourcing and we believe that we addressed the situation before any security breaches actually occurred. We are continuing to take steps to secure our confidential information from our vendors as well as third parties who may be seeking to infiltrate our systems. While we have had issues with IT controls, we are in the process of implementing better controls or conducting more testing of our accounting and other functions to confirm that such control issues have not affected the accuracy of our financial and other reporting. At this time we do not have any specific insurance for cyber security events. Management will continue to monitor our IT environment and determine whether our business operations merit further insurance coverage. We consider a future cyber attack a material concern that could have severe financial and other business implications.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

AV Homes’ operations are summarized in “Item 1. Business” above and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Land developed and in the process of being developed, or held for investment and/or future development, is set forth in Note C "Land and Other Inventories" of the Notes to Consolidated Financial Statements in “Item 8. Notes to Consolidated Financial Statements”. We maintain two corporate offices located in Scottsdale, Arizona, and Kissimmee, Florida. For information concerning properties leased by AV Homes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” and “Item 8. Notes to Consolidated Financial Statements”, “Note I – Lease Commitments”.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation from time to time in the ordinary course of our business. We do not believe that any current pending legal or administrative proceedings or disputes will have an adverse effect on our business, financial condition or results of operations. However, we cannot assure you that the ultimate resolution of any of these proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AVHI”. Prior to February 16, 2012, our common stock traded on Nasdaq under the symbol “AVTR”. There were approximately 3,882 record holders of Common Stock at February 28, 2012.

The high and low sales prices per share, as reported, for each fiscal quarter during the last two years were:

Quarter Ended	2011		2010
	High	Low	High	Low
March 31	$22.74	$18.30	$22.05	$16.12
June 30	$20.85	$14.88	$24.75	$18.91
September 30	$16.34	$8.05	$21.00	$17.07
December 31	$10.17	$5.80	$20.40	$17.42

AV Homes has not declared any cash dividends on Common Stock since its incorporation and has no current plan to pay cash dividends. During the three months ended December 31, 2011, we did not repurchase any outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	At or for the Years ended December 31
	2011	2010	2009	2008	2007
Statement of Operations Data
Revenues	$88,982	$59,138	$73,501	$110,366	$291,832

Income (loss) from operations before income taxes	$(165,704)	$(36,057)	$(61,843)	$(142,341)	$34,053

Income tax (expense) benefit	(473)	375	32,860	32,465	(13,056)

Net income (loss) (including net loss attributable to non-controlling interests)	(166,177)	(35,682)	(28,983)	(109,876)	20,997

Net loss attributable to non-controlling interests	296	574	-	-	-

Net income (loss) attributable to AV Homes	$(165,881)	$(35,108)	$(28,983)	$(109,876)	$20,997

Basic Earnings (Loss) Per Share Data
Net income (loss) attributable to AV Homes	$(13.33)	$(3.07)	$(3.11)	$(12.85)	$2.53

Diluted Earnings (Loss) Per Share Data
Net income (loss) attributable to AV Homes	$(13.33)	$(3.07)	$(3.11)	$(12.85)	$2.22

Balance Sheet Data
Cash and cash equivalents	$124,316	$115,502	$217,132	$175,396	$192,258
Total assets	$409,056	$545,451	$594,719	$594,812	$710,144
Notes, mortgage notes and other debt	$105,402	$77,057	$119,002	$131,061	$122,505
Stockholders' equity (1)	$254,197	$418,490	$444,101	$429,511	$535,021
Shares outstanding	12,942,502	12,900,626	11,355,451	8,829,798	8,525,412
Stockholders' equity per share	$19.64	$32.44	$39.11	$48.64	$62.76

(1) These figures exclude cumulative non-controlling interests, which are classified in consolidated stockholders’ equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in LLCs which we consolidate for financial reporting purposes.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this annual report. Dollar amounts set forth in this discussion and analysis are expressed in thousands, except for “per share” data.

In the preparation of our financial statements, we apply accounting principles generally accepted in the United States (“GAAP”). The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, please see “Critical Accounting Policies and Estimates” below.

Executive Overview and Outlook

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our residential community activities have been adversely affected by economic conditions in both markets, bringing home sales to low levels. We also engage in other real estate activities, such as the operation of amenities and the sale for third-party development of commercial and industrial land, which activities have also been adversely affected by economic conditions.

Our primary business strategy is the development of active adult communities, including the construction and sales of residences within those communities. We believe the demographics are favorable for active adult development. Solivita and CantaMia, our active adult communities in Central Florida and Goodyear, Arizona, respectively, will initially serve as our flagship communities as we pursue our active adult business strategy. We also remain moderately active in the construction and sale of primary residences, some of which are located in communities we developed.

The downturn in the homebuilding industry is in its fifth year and is one of the most severe in U.S. history. Minimal new home demand, oversupply of foreclosed homes and a difficult homeowner financing environment continue. It is unclear when or if these trends will reverse. We are engaged in business in Florida and Arizona, two of the most negatively impacted states. In addition, our residential community activities, along with other real estate activities such as the operation of amenities and for sale holdings of commercial and industrial land, are heavily concentrated in the Poinciana, Florida submarket.

During the last half of 2011, we undertook a strategic planning effort, supported by market research, to improve our market positioning, diversify our asset base and find ways to reduce cash burn. After carefully evaluating each of our assets, we determined that some assets no longer fit with our plans. Specifically, we are no longer holding some of our assets for future development and, instead, intend to offer such assets for sale. We intend to market those assets in an orderly manner to generate cash flow, reduce carry costs and allow for reinvestment consistent with our longer term strategy. Therefore, those assets needed to be accounted for at fair value, if less than carrying value. During the year ended December 31, 2011, we analyzed each asset to determine if the fair value of the asset exceeded its carrying value. As a result of this analysis, we incurred impairment charges on land and other inventory of $112,732 for the twelve months ended December 31, 2011. Most of these charges were taken in the third quarter of 2011.

We also undertook an analysis of the development liabilities associated with certain legacy assets. The result of this analysis as it relates to our Rio Rico property resulted in an overall increase to the estimated liability of $12,136. This liability relates to our obligation to install utilities under individual Rio Rico lot sale agreements we entered into during the 1960s through the mid-1970s. The increase in liability can be attributed to (a) an increase in unit costs, (b) the correction of an error in the total water pipeline mileage required to be constructed, (c) the addition of costs to bring utility services from the street pipeline to the sold lots (previous estimates only included utility pipeline and other infrastructure), and (d) a reduction in water plan infrastructure costs.

The increase includes a prior period adjustment of $12,930 to account for the errors in the previous estimates, and a current year credit to expenses of $794 to account for a net decrease in the liability attributable to changes in estimates. Although we are required to include information regarding development liabilities associated with the Rio Rico property, we believe it is unlikely that we will incur any significant expenditures regarding the revised Rio Rico liabilities in the foreseeable future due to: (i) the current value of the vacant lots is significantly depressed, therefore it is unlikely that the affected lot owners will invest additional monies in such lots for new construction, (ii) the high levels of foreclosures in Rio Rico makes lot development difficult to finance, and (iii) the Rio Rico real estate market remains depressed generally.

In addition, in the third quarter of 2011, we evaluated the fair value of the earnout agreement associated with the residential communities acquired in conjunction with a portfolio of real estate assets in Arizona and Florida acquired in October 2010 (the “JEN Transaction”) and concluded the value is $0. This resulted in a full write off of the liability in the amount of $4,388. As a result of our analysis on the earnout agreement, we determined that we needed to perform an interim analysis of the goodwill on our books that was related to the JEN Transaction. We determined that the fair value of the goodwill was less than the carrying value of this reporting unit, and further determined that the goodwill should be fully written off as of September 30, 2011, in the amount of $17,215.

We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses. We reduced staffing and salaries, and negotiated a lease termination associated with closing our Coral Gables, Florida corporate office. We also outsourced certain activities including golf course and HOA management. Combined, our efforts to reduce operating expenses are projected to save approximately $4,000 in 2012.

During the fourth quarter of 2011, we made the decision to reinvest in our business. We engaged consultants to help plan and design improvements to the village center at Solivita. While planning is still in process, we currently anticipate spending over $4,000 to enliven the village center, build new models and update the sales center. In addition, we decided to invest in a new accounting and Management Information System. This will help improve both operating efficiency and financial reporting. The cost of software and consultants for implementation is estimated at $1,500. $257 of these expenditures was incurred in 2011 to purchase software and software support, with the remainder to be incurred in 2012.

All of these steps, asset sales, expense reduction and redeployment of assets, were undertaken as part of our plan to provide a sustainable platform for growth and eventual profitability.

Our strategic plans call for transitioning the company from a local land developer and builder to a more broad based operation with exposure to recovering markets. We believe we have good experience, and particular expertise, in the 55 plus age demographic. We have also initiated additional market research, further enhancing our knowledge of this target market. Over the next few years we expect to use this research to broaden our product offerings and enter new geographic markets. In the process, we will likely incur new costs associated with these initiatives. However, we feel it is necessary to undertake this company transformation in response to changing market conditions and to pursue new opportunities for balanced, sustainable growth. As a part of our strategic plan, we determined that several of our land holdings are not suitable for our new development criteria and, accordingly, we have no short or long term plans to develop these holdings.

The development of active adult communities and sales of homes within our communities is expected to remain an important component of our business strategy. We intend to expand our market presence by adding one or more actively selling communities as appropriate opportunities are presented. We have terminated the Younger Next Year branding of our active adult communities and we are in process of identifying a new brand name for our activities in this sector as part of a marketing plan for 2012.

We also expect to remain moderately active in the development of primary residential communities and sales of homes within our communities. We anticipate building a new primary residential homebuilding brand under the Joseph Carl Homes name. Currently we have four active communities, one in Central Florida and three in Arizona, all marketed under this name. We will look for other opportunistic purchases of lots to replace sold inventory and supplement our sales in this sector.

Our business remains capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits, real estate taxes, HOA deficits, interest expense and working capital, as well as potential new acquisitions of real estate and real estate-related assets. We plan to carefully manage our inventory levels through monitoring land development and home starts. In that regard, our planned asset sales will help reduce and diversify land holdings and associated carry costs.

During 2011 our homebuilding operations resulted in a cash usage of $48,553 which was partially offset by net cash from land sales of $30,985. This deficit results from lower net margins on reduced sales volume. As a result, cash flow from operations is insufficient to cover our primary recurring costs for interest payments, real estate taxes, HOA subsidies, and unallocated general & administrative expenses. Although we made significant reductions in general and administrative expenses, which are not fully reflected in 2011 operations, we anticipate that we will continue to generate operating losses during 2012. We believe that we have sufficient available cash to fund these losses. In addition, as we execute our strategic plan, we expect to make significant investments in new assets during the next twelve months. We anticipate using available cash and may be reliant, in part, upon asset sales to fund new investments or new initiatives that are consistent with our new strategy. We also anticipate being reliant upon access to the capital markets to fully fund these activities and to repay debt upon maturity.

During the year ended December 31, 2011, our homebuilding results reflect the difficult conditions in our Florida and Arizona markets characterized by high levels of homes available for sale and diminished buyer confidence. The number of foreclosures, pending foreclosures, mortgage defaults and investor-owned units for sale; availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; difficulty in arranging mortgage financing; the significant amount of standing inventory, and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business. If the real estate market declines further, it may be necessary to take additional charges against our earnings for inventory impairments or write-downs of our investments in unconsolidated entities and other assets. We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses. As part of this process, we will continue to examine our assets to determine which assets fit within our primary business strategy. These evaluations may also result in additional cash and non-cash charges or write-downs.

Critical Accounting Policies and Estimates

In the preparation of our financial statements, we apply GAAP. The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

Revenue Recognition

As discussed in Note A to the Consolidated Financial Statements, in accordance with Accounting Standards Codification (“ASC”) 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser's initial and continuing investment is adequate, all financing is considered collectible and there is no significant continuing involvement. As a result, our revenue recognition process does not involve significant judgments or estimates.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During 2011, our impairment assessment resulted in impairment charges of $1,527 which related to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale resulted in impairment charges of $107,981 during 2011. Additionally, we reclassified the Bellalago Club amenity from Property and Equipment to Assets Held for Sale and recorded an impairment on the club in the amount of $3,224. As of December 31, 2011, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during 2011 and 2010 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Build-out of our active adult communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years and the substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.

Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities, commercial and industrial uses. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

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

Impairments of Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties, to be known as the Poinciana Parkway (the "Poinciana Parkway"). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to completing construction of the road. We have obtained an extension of our South Florida Water Management District permit to February 14, 2018. On February 6, 2012, the Osceola County Commission approved an extension of our Osceola Poinciana Parkway agreements. The extension contemplates, among other things, (i) obtaining an updated traffic study regarding the Poinciana Parkway at an estimated cost to AV Homes of $150 and (ii) the negotiation of a new public-private partnership agreement for construction and operation of the Poinciana Parkway as a County-owned toll road.

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2013, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with AV Homes is to cancel its agreement with AV Homes. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of AV Homes’ land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) AV Homes will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2011, approximately $47,652 has been expended. Prior to 2010, we recorded impairment charges of $38,336 associated with the Poinciana Parkway. No impairment charges were taken in 2011 or 2010.

 For the Poinciana Parkway, indicators of impairment are general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If the estimated cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as anticipated estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2011. Non-capitalizable expenditures of $221 related to the Poinciana Parkway were expensed during 2011. At December 31, 2011, the carrying value of the Poinciana Parkway is $8,437.

Goodwill

In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of December 31, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. At September 30, 2011, we wrote off the full book value of the JEN earn-out liability in the amount of $4,388. This led us to determine that circumstances existed that would require us to perform an interim analysis of the goodwill on our books. We performed a goodwill impairment test by comparing the fair value of the Active Adult reporting unit (the business unit for which the goodwill was assigned) with its carrying amount including goodwill. We determined that the fair value was less than the carrying value of this reporting unit and further determined that the goodwill should be fully written off as of September 30, 2011, in the amount of $17,215.

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

AV Homes’ variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by AV Homes to a VIE. We examine specific criteria and use judgment when determining if AV Homes is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between AV Homes and the other partner(s) and contracts to purchase assets from VIEs.

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

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain net operating losses (NOLs) against earnings for up to five years. Due to this enacted federal tax legislation, AV Homes carried back its 2009 NOL against earnings it generated in the five previous years. As a result, AV Homes received a federal tax refund of $33,627 during 2010.

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During 2011 and 2010, we recognized an increase of $68,961 and $12,103, respectively in the valuation allowance. As of December 31, 2011, our deferred tax asset valuation allowance was $91,483. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation. The bulk of the land was transferred in 2006 and the final closing took place in 2007. These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until we sell replacement property provided we obtained qualifying replacement property for the Marion property by December 31, 2010. We believe that we acquired appropriate replacement properties by December 31, 2010. If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

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

Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 home sites previously sold. The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, periodically we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs.

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

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

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations," (a consensus of the Emerging Issues Task Force) which specifies that in making the pro forma revenue and earnings disclosure requirements for business combinations, the comparative financial statements presented by public entities should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. We adopted this guidance as of January 1, 2011. The adoption of ASU No. 2010-29 had no material impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, "Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," (a consensus of the Emerging Issues Task Force) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, consideration should be given to whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted this guidance as of January 1, 2011. The adoption of ASU No. 2010-28 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance will be effective for us beginning January 1, 2012 and is to be applied prospectively. The adoption of this ASU 2011-04 is not expected to have a material impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income  (“ASU 2011-05”) which requires the presentation of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The guidance will be effective for us beginning January 1, 2012. Our adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In the preparation of our financial statements, we apply GAAP. The application of GAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2011	2010	2009
Operating income (loss):
Active adult communities
Revenues	$39,934	$36,949	$32,604
Expenses (1)	52,122	41,992	38,217
Net operating loss	(12,188)	(5,043)	(5,613)

Primary residential
Revenues	15,272	14,209	26,968
Expenses (2)	22,799	20,493	35,071
Net operating loss	(7,527)	(6,284)	(8,103)

Commercial and industrial and other land sales
Revenues	31,731	4,712	8,825
Expenses	28,099	995	9,141
Net operating income (loss)	3,632	3,717	(316)

Other operations
Revenues	932	1,485	995
Expenses	773	1,098	784
Net operating income	159	387	211

Operating loss	(15,924)	(7,223)	(13,821)

Unallocated income (expenses):
Interest income	309	580	657
Gain (loss) on repurchase of 4.50% Notes	(211)	-	1,783
Equity loss from unconsolidated entities	(398)	(276)	(196)
General and administrative expenses	(17,502)	(20,508)	(19,694)
Change in fair value of contingent consideration	4,388	-	-
Interest expense	(9,516)	(5,531)	(6,857)
Other real estate expenses, net	(1,654)	(3,099)	(3,688)
Impairment of the Poinciana Parkway	-	-	(8,108)
Impairment of goodwill	(17,215)	-	-
Impairment of land developed or held for future development	(107,981)	-	(11,919)
Income (loss) from operations	(165,704)	(36,057)	(61,843)
Income tax benefit (expense)	(473)	375	32,860
Net loss attributable to non-controlling interests	296	574	-
Net loss attributable to AV Homes	$(165,881)	$(35,108)	$(28,983)

(1) Includes impairment charges for inventory of approximately $1,060, $408 and $371 for 2011, 2010 and 2009, respectively.

(2) Includes impairment charges of approximately $467, $252 and $1,449 for 2011, 2010 and 2009, respectively.

Data from closings for the active adult and primary residential homebuilding segments for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

Years ended December 31,	Number of Units	Revenues	Average Price Per Unit

2011
Active adult communities	121	$28,537	$236
Primary residential	53	12,808	$242
Total	174	$41,345	$238

2010
Active adult communities	131	$25,527	$195
Primary residential	53	11,582	$219
Total	184	$37,109	$202

2009
Active adult communities	87	$21,041	$242
Primary residential	143	23,786	$166
Total	230	$44,827	$195

Data from contracts signed for the active adult and primary residential homebuilding segments for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

Years ended December 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2011
Active adult communities	178	(40)	138	$32,935	$239
Primary residential	109	(18)	91	18,541	$204
Total	287	(58)	229	$51,476	$225

2010
Active adult communities	148	(24)	124	$24,427	$197
Primary residential	52	(8)	44	10,616	$241
Total	200	(32)	168	$35,043	$209

2009
Active adult communities	65	(9)	56	$11,810	$211
Primary residential	175	(32)	143	22,408	$157
Total	240	(41)	199	$34,218	$172

Backlog, for the active adult and primary residential homebuilding segments as of December 31, 2011, 2010 and 2009 is summarized as follows:

As of December 31,	Number of Units	Dollar Volume	Average Price Per Unit

2011
Active adult communities	45	$11,691	$260
Primary residential	53	9,849	$186
Total	98	$21,540	$220

2010
Active adult communities	28	$7,294	$261
Primary residential	15	4,115	$274
Total	43	$11,409	$265

2009
Active adult communities	9	$2,247	$250
Primary residential	16	3,222	$201
Total	25	$5,469	$219

The number of net housing contracts signed during the year ended December 31, 2011, compared to the same period in 2010 increased 36%. The dollar value of housing contracts signed increased 47% as a result of increased sales volume coupled with higher average sales prices in both of our operating segments. The low number of housing contracts signed for 2011 continues to reflect the weak market for new residences in Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including AV Homes. During the year ended December 31, 2011, cancellations of previously signed contracts totaled 58 compared to 32 during the year ended December 31, 2010. As a percentage of the gross number of contracts signed, this represents 20% and 16%, respectively.

As of December 31, 2011, our inventory of unsold (speculative) homes, both completed and under construction, was 70 units compared to 83 units as of December 31, 2010. As of December 31, 2011, approximately 63% of unsold homes were completed compared to approximately 65% as of December 31, 2010.

During the year ended December 31, 2011, compared to the year ended December 31, 2010, the number of homes closed decreased by 5%, however the related revenues increased by 11%. Our average sales price for homes closed during the year ended December 31, 2011, increased to $238 compared to $202 for the year ended December 31, 2010. We anticipate that we will close in excess of 80% of the homes in backlog as of December 31, 2011, during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. During the year ended December 31, 2010, compared to the year ended December 31, 2009, the number of homes closed decreased by 20% and the related revenues decreased by 17%.

In general, prices of homes sold during 2011 ranged from approximately $105 to approximately $549 in our primary residential operations. At Solivita, prices ranged from approximately $128 to approximately $371 on homes sold during 2011. At CantaMia, prices ranged from approximately $157 to approximately $351 on homes sold during 2011. Closings on to-be-built homes generally occur within 180 to 210 days from sale, and closings on speculative homes generally occur within 30 to 60 days from sale.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net loss for the year ended December 31, 2011, was $165,881 or ($13.33) per basic and diluted share compared to net loss of $35,108 or ($3.07) per basic and diluted share for the year ended December 31, 2010. The increase in net loss for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to impairment charges of $112,732 taken in 2011 and the write off of goodwill in the amount of $17,215 in 2011, offset in part by the JEN earn out liability write off in 2011 of $4,388 and decreased general and administrative expenses in 2011 of $3,006 as compared to 2010.

Revenues from active adult operations increased $2,985 or 8.1% for the year ended December 31, 2011, compared to the same period in 2010. Expenses from active adult operations increased $10,130 or 24.1% for the year ended December 31, 2011, compared to the same period in 2010. The increase in revenues for fiscal year 2011 is primarily attributable to a full year of closings in 2011 from CantaMia which we acquired on October 25, 2010, 28 more closing from Solivita in 2011 versus 2010, offset in part by 68 fewer closing from Seasons in 2011 versus 2010. The increase in expenses is primarily due to a full year of CantaMia closings which have a higher average cost of sales per unit than our other active adult operations. During 2011, we recorded impairment charges in our active adult operations of $1,060 compared to $408 in 2010 from homes completed or under construction. The average sales price on closings from active adult homebuilding operations during 2011 was $236 compared to $195 during 2010. The average contribution margin on closings from active adult homebuilding operations during 2011 was approximately 11% compared to approximately 27% during 2010. The decrease in average contribution margins is attributable to deterioration in margins from CantaMia and Solivita, plus decreased closings from Seasons (which generated higher than average margins). Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations increased $1,063 or 7.5% for the year ended December 31, 2011, compared to the same period in 2010. Expenses from primary residential operations increased $2,306 or 11.3% for the year ended December 31, 2011, compared to the same period in 2010. The increase in revenues is due to a change in mix of homes closed, offset in part by increased discounts on homes closed in 2011 versus 2010. The increase in expenses is due to a change in mix of homes closed. During the year ended December 31, 2011, we recorded impairment charges in our primary residential operations of approximately $467 compared to approximately $252 for the year ended December 31, 2010, from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for 2011 was $242 compared to $219 for 2010. The average contribution margin on closings from primary residential homebuilding operations for 2011 was approximately 1% compared to approximately (5%) for 2010. The increase in average contribution margin is primarily due to the close out of communities that generated net contribution losses in 2010, including Woods Landing, Rio Rico, and Terralargo. Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

The amount and types of commercial and industrial and other non-core residential land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales increased $27,019 for the year ended December 31, 2011, compared to the year ended December 31, 2010. During the year ended December 31, 2011, we realized pre-tax profits of $3,632 on revenues of $31,731 from sales of commercial, industrial and other land. During the year ended December 31, 2010, we realized pre-tax profits of $3,717 on revenues of $4,712 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales increased $27,104 for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in expenses is attributable to a higher basis in the land sold in 2011 versus 2010.

Revenues from other operations decreased $553 or 37.2% for the year ended December 31, 2011, compared to the year ended December 31, 2010. Expenses from other operations decreased $325 or 29.6% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decreases in revenues and expenses are primarily attributable to decreased volume of resale operations in Solivita.

Interest income decreased $271 or 46.7% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease is primarily attributable to the payoff of certain notes receivable accounts in 2011 and decreased interest rates in 2011 as compared to 2010.

General and administrative expenses decreased $3,006 or 14.7% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease is primarily related to the Company’s restructuring efforts. Interest expense increased $3,985 or 72.0% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in interest expense is primarily attributable to the increase in outstanding indebtedness during 2011 compared to 2010 as a result of our issuance of 7.50% Notes, and the increased interest rate in the 7.50% Notes over our 4.50% Notes.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $1,445 or 46.6% for the year ended December 31, 2011, compared to the year ended December 31, 2010. The decreases are primarily attributable to reductions in real estate taxes and property maintenance costs as well as an increase in miscellaneous income. Also, during the year ended December 31, 2011, we recognized a reduction in the Rio Rico development liability and a corresponding credit to other expenses in the amount of $794. During the year ended December 31, 2010, we recognized charges of $291. These charges to the development liability were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also included in other real estate expenses for the year ended December 31, 2011, are non-capitalizable expenditures of $221 compared to $324 for the year ended December 31, 2010, related to the Poinciana Parkway.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review during 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2011. We did not recognize an impairment loss in 2010 either.

Income tax expense was provided for at an effective tax rate of 0.3% for the year ended December 31, 2011, compared to 1.0% income tax benefit for the year ended December 31, 2010. In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the year ended December 31, 2011, we recognized an increase of $68,961 in the valuation allowance. As of December 31, 2011, our deferred tax asset valuation allowance was $91,483. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Fiscal Year 2010 Compared to Fiscal Year 2009

Net loss for the year ended December 31, 2010, was $35,108 or $3.07 per basic and diluted share compared to net loss of $28,983 or $3.11 per basic and diluted share for the year ended December 31, 2009. The increase in net loss for the year ended December 31, 2010, compared to the year ended December 31, 2009, was primarily due to decreased income tax benefit recognized as well as increased general and administrative expenses. Partially offsetting the increase in net loss for 2010 compared to 2009 was decreased losses in our active adult and primary residential communities operations substantially related to profits realized from closings at Seasons at Tradition, increased pre-tax profits from sales of commercial and industrial sales and decrease in interest expense.

Revenues from active adult operations increased $4,345 or 13.3% for the year ended December 31, 2010, compared to the same period in 2009. Expenses from active adult operations increased $3,775 or 9.9% for the year ended December 31, 2010, compared to the same period in 2009. The increase in revenues for fiscal year 2010 is primarily attributable to the commencement of closings during 2010 at Seasons at Tradition and closings from CantaMia which we acquired on October 25, 2010. The increase in expenses is attributable to higher volume of house closings. The average sales price on closings from active adult homebuilding operations during 2010 was $195 compared to $242 during 2009. The average contribution margin on closings from active adult homebuilding operations during 2010 was approximately 27% compared to approximately 16% during 2009. The increase in average contribution margins is attributable to the closings from Seasons at Tradition as a result of our acquisition price. During 2010, at Seasons at Tradition and CantaMia, we had 72 and 14 closings, respectively, with an aggregate dollar value of approximately $10,981 and $2,872, respectively. As of December 31, 2010, we have 16 completed homes remaining in inventory at Seasons at Tradition. Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.

Revenues from primary residential operations decreased $12,759 or 47.3% for the year ended December 31, 2010, compared to the same period in 2009. Expenses from primary residential operations decreased $14,578 or 41.6% for the year ended December 31, 2010, compared to the same period in 2009. The decrease in revenues is primarily attributable to decreased closings and decreased average sales prices. The decrease in expenses is attributable to lower volume of closings. During the year ended December 31, 2010, we recorded impairment charges in our primary residential operations of approximately $252 compared to approximately $1,449 for the year ended December 31, 2009, from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for 2010 was $219 compared to $166 for 2009. The average contribution margin on closings from primary residential homebuilding operations for 2010 was approximately 1% compared to approximately 6% for 2009. Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations. We have been experiencing increased defaults in payments of club dues for our amenities compared to previous years.

The amount and types of commercial and industrial and other non-core residential land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Revenues from commercial and industrial and other land sales decreased $4,113 for the year ended December 31, 2010, compared to the year ended December 31, 2009. During the year ended December 31, 2010, we realized pre-tax profits of $3,717 on revenues of $4,712 from sales of commercial, industrial and other land. During the year ended December 31, 2009, we realized pre-tax losses of $316 on revenues of $8,825 from sales of commercial, industrial and other land. Expenses from commercial, industrial and other land sales decreased $8,146 for the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease in revenues and expenses is attributable to lower volume of closings of commercial and industrial and other non-core residential land sales.

During the year ended December 31, 2009, our impairment assessment resulted in impairment charges of $13,739, which included $1,820 related to homes completed or under construction and $11,919 related to LLCs, which are consolidated for financial reporting purposes.

Revenues from other operations increased $490 or 49.2% for the year ended December 31, 2010, compared to the year ended December 31, 2009. Expenses from other operations increased $314 or 40% for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increases in revenues and expenses are primarily attributable to increased volume of real estate transactions from resale operations in Solivita.

Interest income decreased $77 or 11.7% for the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease is primarily attributable to decreased interest rates earned and lower cash balances on our cash and cash equivalents during 2010 as compared to 2009.

During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. This repurchase resulted in a pre-tax gain of approximately $1,783 (which is included in Other Revenues in the consolidated statements of operations for the year ended December 31, 2009).

General and administrative expenses increased $814 or 4.1% for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase is primarily due to an increase in professional fees as a result of legal and accounting expenses incurred of approximately $1,800 for the JEN Transaction and increases in compensation expense as a result of approximately $1,400 of severance compensation due under contract with our former chief executive officer who retired on November 15, 2010.

Interest expense decreased $1,326 or 19.3% for the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease in interest expense is primarily attributable to the decrease in outstanding indebtedness during 2010 compared to 2009 as a result of our repurchase of 4.50% Notes and repayment of the Amended and Restated Credit Agreement.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $589 or 16.0% for the year ended December 31, 2010, compared to the year ended December 31, 2009. The decreases are primarily attributable to reductions in real estate taxes and property maintenance costs as well as an increase in miscellaneous income. These decreases were partially mitigated by an increase in charges related to the required utilities improvements of more than 8,000 residential home sites in Poinciana and Rio Rico substantially sold prior to the termination of the retail home site sales programs in 1996. During the year ended December 31, 2010, we recognized charges of $291 compared to $592 during the year ended December 31, 2009. These charges were based on third-party engineering evaluations. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability. Also included in other real estate expenses for the year ended December 31, 2010, are non-capitalizable expenditures of $324 compared to $341 for the year ended December 31, 2009, related to the Poinciana Parkway.

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

Income tax benefit was provided for at an effective tax rate of 1.0% for the year ended December 31, 2010, compared to 53.1% for the year ended December 31, 2009. In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the year ended December 31, 2010, we recognized an increase of $12,103 in the valuation allowance. As of December 31, 2010, our deferred tax asset valuation allowance was $22,522. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

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

Cash Flows

As of December 31, 2011, our cash and cash equivalents totaled $124,316 compared to $115,502 as of December 31, 2010. As of December 31, 2011, total consolidated indebtedness was $105,402, including $5,402 carrying amount of our 4.50% Notes and $100,000 carrying amount of our 7.50% Notes, compared to total borrowings of $77,057 as of December 31, 2010. Additionally, as of December 31, 2011, we had $7,872 in restricted cash of which $3,616 is held to collateralize outstanding letters of credit as compared to $8,422 in restricted cash as of December 31, 2010.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the year ended December 31, 2011, net cash used in operating activities amounted to $17,568, primarily as a result of cash income from homebuilding and land sales operations not being sufficient to cover our fixed expenses such as general and administrative expenses, interest, real estate taxes and HOA subsidies. Net cash provided by investing activities amounted to $3,173 due primarily to cash received from investments in unconsolidated entities, offset in part by purchases of property and equipment. Net cash provided by financing activities of $23,209 was attributable to $95,373 net cash received from issuance of the 7.50% Convertible Notes, largely offset by $59,402 repurchase of the 4.50% Convertible Notes and $12,501 used for the payoff of the JEN notes and other real estate notes. The JEN notes were paid in full before their maturity, which payment was made in the fourth quarter of 2011.

For the year ended December 31, 2010, net cash used in operating activities amounted to $10,438, as a result of $7,840 used to collateralize outstanding letters of credit and $36,150 of cash used to fund operating losses. Offsetting cash used was $33,627 received in income tax refunds. Net cash used in investing activities amounted to $33,422 due primarily to our investment of $33,303 (adjusted to reflect pro-rated real estate taxes) in the JEN Transaction. Net cash used by financing activities of $57,770 was attributable to $57,681 used for the repayment of borrowings of which $55,881 related to the payoff of the Amended Unsecured Credit Facility in May 2010 as described in Note G "Note, Mortgage Notes and Other Debt" to the Consolidated Financial Statements included in Part II of this Report.

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

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation. The bulk of the land was transferred in 2006 and the final closing took place in 2007. These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until we sell replacement property provided we obtained qualifying replacement property for the Marion property by December 31, 2010. We believe that we acquired appropriate replacement properties by December 31, 2010. If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

Financing

7.50% Notes and 4.50% Notes

On January 31, 2011, AV Homes and Avatar Properties, Inc. entered into an Underwriting Agreement with the Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, AV Homes agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Notes. The 7.50% Notes were sold to the public at a purchase price of 100% of the principal amount  plus accrued interest, if any, from February 4, 2011.

On February 4, 2011, AV Homes completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes is registered pursuant to the Registration Statement filed by AV Homes with the SEC. Net proceeds to AV Homes from the sale of the 7.50% Notes were approximately $95,373 after deducting the underwriting fees of 4.25% and expenses of approximately $377. We intend to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including the 4.50% Notes, which notes may be put to AV Homes pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by AV Homes at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets. On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171. As of December 31, 2011, $5,402 principal amount of the 4.50% Notes remain outstanding.

The 7.50% Notes are governed by the Base Indenture and the Supplemental Indenture, together the Indenture, both dated as of February 4, 2011, between AV Homes and Wilmington Trust FSB, as trustee, and include the following terms:

Interest: Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning on August 15, 2011.

Conversion: Holders may convert the 7.50% Notes into shares of AV Homes’ common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The 7.50% Notes are convertible at an initial conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to an initial conversion price of approximately $30.00 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the Indenture. Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.

Financial covenants: The Indenture includes the following financial covenants:

•	until February 15, 2014, AV Homes will maintain, at all times, cash and cash equivalents of not less than $20,000;
•	until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes’ total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000;
•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes’ total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes, and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

Repurchase Right: Holders of the 7.50% Notes have the right to require AV Homes to repurchase the Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

Redemption Right: AV Homes may, at any time on or after February 15, 2014, at its option, redeem for cash all or any portion of the outstanding 7.50% Notes, but only if the last reported sale price of AV Homes’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date AV Homes provides the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the Indenture are met.

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

We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014, and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

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

As of December 31, 2011 and 2010, the 4.50% Notes was comprised of the following:

	December 31 2011	December 31 2010
4.50% Notes
Principal amount	$5,402	$64,804
Unamortized discount	-	(359)
Net carrying amount	$5,402	$64,445

The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.50%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount was amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes could require us to repurchase the 4.50% Notes. We recognized $293, $1,435 and $1,549, in non-cash interest charges related to the amortization of the discount during the years ended December 31, 2011, 2010 and 2009, respectively.

Credit Agreement; Secured Obligations; Performance Bonds

In October 2010, we entered into an agreement with Mutual of Omaha Bank whereby AV Homes became the Substitute Guarantor under a $3,000 construction loan facility made by Mutual of Omaha to Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) and JCH Group, LLC. This construction loan facility was paid in full in July 2011.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2011, we had outstanding performance bonds of approximately $2,127. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Poinciana Parkway

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2013, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with AV Homes is to cancel its agreement with AV Homes. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of AV Homes’ land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) AV Homes will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway. See “Part 1. Our Operations” for further discussion of the Poinciana Parkway.

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of December 31, 2011, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate, the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2012. (See “Executive overview and outlook” above.)

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

AV Homes’ variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by AV Homes to a VIE. We examine specific criteria and use judgment when determining if AV Homes is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between AV Homes and the other partner(s) and contracts to purchase assets from VIEs.

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

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs. AV Homes made contributions totaling $138 and $143 to these unconsolidated entities in 2011 and 2010, respectively.

As of December 31, 2010, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Disclosure of Contractual Obligations

The following table reflects contractual obligations as of December 31, 2011:

		Payments due by period
Contractual Obligations (1)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$105,402	$-	$-	$100,000	$5,402	(2)
Interest Obligations on Long-Term Debt	33,915	7,743	15,486	8,924	1,762
Operating Lease Obligations	3,891	1,367	1,797	727	-
Capital Lease Obligations	788	319	469	-	-
Purchase Obligations – Residential Development	2,083	2,083	-	-	-
Compensation Obligations	750	250	500	-	-
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	34,044	1,000	2,000	2,000	29,044
Total	$180,873	$12,762	$20,252	$111,651	$36,208

(1) Excluded from this table are future costs related to the Poinciana Parkway (described above) since timing and amount of future costs are currently estimated.

(2) Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes.

Long-term debt obligations represent:

•
$100,000 outstanding under the 7.50% Notes; however holders may require us to repurchase the 7.50% Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” as defined in the Note Indenture, or an event of a default, as described in the Note Indenture.

•
$5,402 outstanding under the 4.50% Notes; however, holders may require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019, or in certain circumstances involving a designated event, as defined in the indenture for those Notes

Purchase obligations (residential development) represent purchase commitments for land development and construction expenditures, substantially for homebuilding operations which relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes. Compensation obligations represent compensation to executives pursuant to employment contracts.

Other long-term contractual obligations represent the estimated cost-to-complete of certain utilities improvements in areas within Poinciana and Rio Rico where home sites have been sold.

Effects of Inflation and Economic Conditions

Our operations have been negatively affected by general economic conditions. Reduction in real estate values, adverse changes in employment levels, consumer income and confidence, available financing and interest rates may continue to result in fewer sales and/or lower sales prices. Other economic conditions could affect operations (see “Risk Factors”).

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

Forward Looking Statements

Certain statements discussed in Item 1 (“Business”), Item 3 (“Legal Proceedings”), Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, including our recent JEN Transaction and other factors as are described in Item 1A. (“Risk Factors”) of this Form 10-K. At least 80% of active adult homes are intended for occupancy by at least one person 55 years or older. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AV Homes is subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels and third-party financing and is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, availability and cost of land, materials and labor, and access to financing. See Notes G and Q (”Notes, Mortgage Notes and Other Debt” and “Fair Value Disclosures”) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. (See Item 1A. “Risk Factors” for further discussion of risks.)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we assessed the effectiveness of internal control over financial reporting of AV Homes, Inc. and its subsidiaries as of the end of the period covered by this annual report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our Chief Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, that audited the consolidated financial statements of AV Homes, Inc. and its subsidiaries included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting. The attestation report follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AV Homes, Inc.

We have audited AV Homes, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AV Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AV Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of AV Homes, Inc. and subsidiaries and our report dated March 26, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 26, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
AV Homes, Inc.

We have audited the accompanying consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AV Homes, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AV Homes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
March 26, 2012

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31 2011	December 31 2010
Assets
Cash and cash equivalents	$124,316	$115,502
Restricted cash	7,872	8,422
Land and other inventories	180,067	248,909
Receivables, net	7,729	6,434
Income tax receivable	1,293	1,766
Property and equipment, net	37,976	39,290
Poinciana Parkway	8,437	8,452
Investments in and notes receivable from unconsolidated entities	845	5,194
Prepaid expenses and other assets	10,443	10,242
Goodwill	-	17,215
Assets held for sale	30,078	84,025
Total Assets	$409,056	$545,451

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$3,357	$3,743
Accrued and other liabilities	9,996	6,929
Customer deposits and deferred revenues	1,611	2,557
Earn-out liability	-	4,388
Estimated development liability for sold land	34,044	31,843
Notes, mortgage notes and other debt:
Corporate	105,402	64,445
Real estate	-	12,612
Total Liabilities	154,410	126,517

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 14,194,776 shares at December 31, 2011
15,562,732 shares at December 31, 2010	14,195	15,563
Additional paid-in capital	282,953	305,672
Retained earnings	2,973	176,265
	300,121	497,500

Treasury stock: at cost, 1,252,274 shares at December 31, 2011 and 2,662,106 at December 31, 2010	(45,924)	(79,010)
Total AV Homes stockholders’ equity	254,197	418,490
Non-controlling interest	449	444
Total Equity	254,646	418,934

Total Liabilities and Stockholders' Equity	$409,056	$545,451

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per-share amounts)

	For the year ended December 31
	2011	2010	2009
Revenues
Real estate revenues	$87,583	$57,259	$69,104
Interest income	309	580	657
Other	1,090	1,299	3,740
Total revenues	88,982	59,138	73,501

Expenses
Real estate expenses	101,500	68,220	86,750
Impairment charges	129,947	660	21,847
General and administrative expenses	17,502	20,508	19,694
Change in fair value of contingent consideration	(4,388)	-	-
Loss on extinguishment of debt	211	-	-
Interest expense	9,516	5,531	6,857
Total expenses	254,288	94,919	135,148

Loss from unconsolidated entities, net	(398)	(276)	(196)

Loss before income taxes	(165,704)	(36,057)	(61,843)
Income tax (expense) benefit	(473)	375	32,860

Net loss	(166,177)	(35,682)	(28,983)

Net loss attributable to non-controlling interests	296	574	-

Net loss attributable to AV Homes	$(165,881)	$(35,108)	$(28,983)

Basic and Diluted Loss Per Share	$(13.33)	$(3.07)	$(3.11)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(dollars in thousands)

	Common Stock		Additional	Non-
			Paid-in	Controlling	Retained	Treasury Stock
	Shares	Amount	Capital	Interest	Earnings	Shares	Amount
Balance at January 1, 2009	11,488,259	$11,488	$245,049	$-	$240,356	(2,658,461)	$(78,937)
Issuance of common stock	2,514,391	2,515	39,782	-	-	-	-
Issuances of restricted stock units and stock units	11,262	11	(11)	-	-	-	-
Tax benefit from exercise of restricted stock units and stock units	-	-	(830)	-	-	-	-
Amortization of restricted stock units and stock units	-	-	2,138	-	-	-	-
Repurchase of 4.50% Notes	-	-	(32)	-	-	-	-
Capital contributions from non-controlling interest in unconsolidated entities	-	-	-	1,018	-	-	-
Net loss	-	-	-	-	(28,983)	-	-
Balance at December 31, 2009	14,013,912	$14,014	$286,096	$1,018	$211,373	(2,658,461)	$(78,937)

Issuance of common stock in JEN Transaction	1,050,572	$1,051	$18,648	$-	$-	-	$-
Issuances of restricted stock units and stock units	498,248	498	(514)	-	-	-	-
Repurchase of restricted stock to satisfy employee statutory minimum withholding taxes	-	-	-	-	-	(3,645)	(73)
Amortization of restricted stock units and stock units	-	-	1,442	-	-	-	-
Net loss attributable to non-controlling interests	-	-	-	(574)	-	-	-
Net loss	-	-	-	-	(35,108)	-	-
Balance at December 31, 2010	15,562,732	$15,563	$305,672	$444	$176,265	(2,662,106)	$(79,010)

Issurance of common stock	4,935	5	49	-	-	-	-
Issuances of restricted stock units and stock units	365,500	365	3,691	-	-	-	-
Forfeiture of restricted stock	(293,178)	(293)	(3,819)	-	-	-	-
Repurchase of restricted stock to satisfy employee withholding taxes	(35,381)	(35)	(226)	-	-	-	-
Amortization of restricted stock units and stock units	-	-	1,850	-	-	-	-
Retirement of treasury stock	(1,409,832)	(1,410)	(24,264)	-	(7,411)	1,409,832	33,086
Net gain attributable to non-controlling interests	-	-	-	5	-	-	-
Net loss	-	-	-	-	(165,881)	-	-
Balance at December 31, 2011	14,194,776	$14,195	$282,953	$449	$2,973	(1,252,274)	$(45,924)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(166,177)	$(35,682)	$(28,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,762	4,794	5,246
Amortization of stock based compensation	1,850	1,442	2,138
Impairment of goodwill	17,215	-	-
Impairment of land and other inventories	112,732	660	13,739
Impairment of Poinciana Parkway	-	-	8,108
Change in fair value of contingent consideration	(4,388)	239	-
Gain from repurchase of 4.50% Notes	-	-	(1,783)
Gain from write-off of 5.50% term bonds	(111)	-	-
Equity loss from unconsolidated entities	398	276	196
Distributions (return) of earnings from an unconsolidated entity	357	(53)	341
Deferred income taxes	-	-	1,388
Changes in operating assets and liabilities:
Restricted cash	550	(7,723)	915
Receivables, net	(1,295)	33,546	(16,410)
Income tax receivable	473	-	-
Land and other inventories	11,230	(6,300)	29,084
Prepaid expenses and other assets	4,426	(832)	1,529
Accounts payable and accrued and other liabilities	2,356	(488)	(2,964)
Customer deposits and deferred revenues	(946)	(317)	(737)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(17,568)	(10,438)	11,807

INVESTING ACTIVITIES
Investment in property and equipment	(831)	(53)	(131)
Return from (investment in) Poinciana Parkway	15	30	(422)
Investment related to JEN Transaction	-	(33,303)	-
Investment in unconsolidated entities	(138)	(96)	(68)
Notes receivable from unconsolidated affiliates	3,669	-	-
Return of capital from unconsolidated joint venture	458	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,173	(33,422)	(621)

FINANCING ACTIVITIES
Proceeds from issuance of 7.50% Convertible Notes	100,000	-	-
Net proceeds from issuance of common stock	-	-	42,296
Repurchase of 4.50% Convertible Notes	(59,402)	-	(11,627)
Principal payments of real estate borrowings	(12,501)	(57,681)	(119)
Payment of withholding taxes related to restricted stock and units withheld	(261)	(89)	-
Debt Issuance costs	(4,627)	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$23,209	(57,770)	30,550
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,814	(101,630)	$41,736
Cash and cash equivalents at beginning of year	115,502	217,132	175,396

CASH AND CASH EQUIVALENTS AT END OF YEAR	$124,316	$115,502	$217,132

NON-CASH FINANCING ACTIVITIES
Notes, mortgage notes and other debt from the JEN Transaction	$-	$14,301	$-

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Dollars in thousands except per-share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our residential community development activities have been adversely affected in both markets, bringing development of our active adult and primary residential communities to their lowest level in several years. We also engage in other real estate activities, such as the operation of amenities, and the sale for third-party development of commercial and industrial land, which activities have also been adversely affected by economic conditions.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. (formerly Avatar Holdings Inc.) and all subsidiaries, partnerships and other entities in which AV Homes, Inc. has a controlling interest (collectively “AV Homes”, “we”, “us”, “our” or “the Company”). Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the preparation of our financial statements, we apply accounting principles generally accepted in the United States (“GAAP”). The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

Certain 2010 and 2009 financial statement items have been reclassified to conform to the 2011 presentation.

Restatement of Prior Financial Statements

In 2011, we undertook an analysis of the development liabilities associated with certain legacy assets. As a result, we identified certain errors in the estimated development liability. Our analysis of our Rio Rico property resulted in an increase to the estimated liability of $12,930 as of December 31, 2010. This liability relates to our obligation to install utilities under individual Rio Rico lot sale agreements we entered into during the 1960s through the mid-1970s. The increase in liability can be attributed to (a) an increase in unit costs, (b) the correction of an error in the total water pipeline mileage required to be constructed, (c) the addition of costs to bring utility services from the street pipeline to the sold lots (previous estimates only included utility pipeline and other infrastructure), and (d) a reduction in water infrastructure costs. Additionally, we determined that we no longer have any liability relating to the land development at Poinciana other than the extension of utility services as all development was completed several years ago, resulting in an overstatement of the estimated development liability of $1,374 as of December 31, 2010. The overall increase in the estimated development liability related to correction of errors will result in a prior period adjustment of $11,555 at December 31, 2010.

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified corrections are immaterial to the Company’s individual prior period consolidated financial statements; however, the cumulative correction of the prior period errors would be material to our current year Consolidated Statements of Operations. Consequently, we have restated the accompanying Consolidated Balance Sheet as of December 31, 2010, appearing herein, from amounts previously reported to correct the prior period errors.

The impact of these misstatements to our 2010 and 2009 statements of operations is inconsequential for restatement and, accordingly, such amounts have not been restated and instead corrected in the year ended December 31, 2011. Additionally, there is no impact of these misstatements to our 2010 and 2009 statements of cash flows as the impact to individual line items within operating activities is not material and there was no impact to net cash provided by (used in) operating, investing, or financing activities.

The table below summarizes the effect of the restatement of previously reported consolidated financial statements for the period ended December 31, 2010.

Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Estimated Development Liability	$20,288	$11,555	$31,843
Total Liabilities	114,962	11,555	126,517
Retained Earnings	187,820	(11,555)	176,265
Total AV Homes stockholders' equity	430,045	(11,555)	418,490
Total stockholders' equity	430,489	(11,555)	418,934
Total liabilities and stockholders' equity	545,451	0	545,451

JEN Transaction

During October 2010 (“the acquisition date”), we acquired from entities affiliated with JEN Partners LLC (“JEN”) a portfolio of real estate assets in Arizona and Florida (the “JEN Transaction”). The purchase price was approximately $62,000, consisting of cash, stock and promissory notes, plus an earn-out of up to $8,000 in common stock. Additionally, we agreed to reimburse development, construction and operating expenditures made by JEN from August 1, 2010, to October 25, 2010, of approximately $3,600.

The assets and properties acquired in the JEN Transaction include:

Arizona Assets:

•
CantaMia - a 1,770-unit active adult community located in the Estrella Mountain Ranch Master Plan Community in Goodyear, Arizona. CantaMia is composed of three phases. In October 2010, we acquired phase 1 consisting of 593 partially or fully developed lots, 29 houses under construction, a recreation center scheduled to open during March 2011 and a fully finished sales center; and an option for phases 2 and 3 consisting of 1,138 undeveloped lots. Phase 2 was purchased in December 2011 for $6,000 and the option price for phase 3 is approximately $3,600, of which $1,000 was paid during December 2010.

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

The acquisition date fair value of the consideration transferred totaled $69,085, which consisted of $33,600 in cash (including the aforementioned $3,600), $19,698 in restricted common stock which resulted in the issuance of 1,050,572 shares subject to a two-year lock up agreement, $12,000 of notes divided equally into two $6,000 notes, one with a one-year maturity and the second with a two-year maturity and contingent consideration (earn-out) of $4,149. At closing, we entered into an earn-out agreement with the seller which provided for the payment of up to $8,000 in common stock (up to 420,168 shares), depending upon the achievement of certain agreed upon metrics related to the CantaMia project by December 31, 2014. We estimated the fair value of the earn-out using a probability-weighted discounted cash flow model. This fair value measurement was based on a discounted cash flow and thus represents a Level 3 measurement as defined in ASC 820 (see Note Q). As of December 31, 2010, there were no significant changes in the range of outcomes of the earn-out compared to the acquisition date, and the earn-out liability increased to $4,388 as a result of an increase in AV Homes’ stock price as of December 31, 2010, compared to the acquisition date. At December 31, 2011, we performed an analysis of the value of the earn-out (in terms of the agreement) and determined the fair value to be $0.

Legal and accounting expenses incurred for the JEN Transaction were approximately $1,800 and are included in general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

October 25, 2010

Land and other inventories	$57,824
Less: Net liabilities assumed	(5,954)
Net identifiable assets acquired	$51,870
Goodwill	17,215
Net assets acquired	$69,085

Included in our consolidated statement of operations from the acquisition date to the period ending December 31, 2010, are revenues of $4,408 and losses of $1,025 from the operations related to the assets and properties acquired in the JEN Transaction.

The following represents the pro forma consolidated statement of operations as if the JEN Transaction had been included in the consolidated results of AV Homes for the entire years ending December 31, 2010 and 2009:

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. We also consider closing proceeds from our house closings held by a title insurance agency we owned as cash equivalents which were $0 and $725 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $7,872 and $8,422 as of December 31, 2011 and 2010, respectively. The balance as of December 31, 2011 is comprised primarily of $3,616 on deposit with Wells Fargo, N.A. to collateralize letters of credit outstanding under the credit facility, $4,059 in land escrow accounts and $197 of housing deposits from customers that will become available when the housing contracts close. We held escrow funds of $0 and $100 as of December 31, 2011 and 2010, respectively, which are not considered assets of ours and, therefore, are excluded from restricted cash in the accompanying consolidated balance sheets.

Receivables, net

Receivables, net includes amounts in transit or due from title companies for house closings; membership dues related to our amenity operations; and contracts and mortgage notes receivable from the sale of land.

Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of December 31, 2011 and 2010, there was $1,293 and $1,766, respectively, of income tax receivables. We did not receive any income tax refunds during 2011.

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

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would range between 15% and 28%, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During 2011, we analyzed each asset to determine if the fair value of the asset exceeded its carrying value. As a result of this analysis, we incurred impairment charges on land and other inventory of $112,732, which included charges of $1,527 which related to homes completed or under construction. As of December 31, 2011, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during 2011 and 2010 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Except for those primary residential communities acquired in the JEN Transaction, build-out of our active adult and primary residential communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years and the substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.

Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities, commercial and industrial uses. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project.

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

Property and Equipment includes the cost of amenities such as club facilities on properties owned by us. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. During 2009, we recorded an impairment expense of approximately $2,100 related to the amenities at Terralargo due to the sale to an LLC which we consolidate. As of December 31, 2011 and 2010, no impairments existed for Property and Equipment.

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. We will need to permit an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County prior to completing construction on the road. We have obtained an extension of our South Florida Water Management District permit to February 14, 2018. On February 6, 2012, the Osceola County Commission approved an extension of our Osceola Poinciana Parkway agreements. The extension contemplates, among other things, (i) obtaining an updated traffic study regarding the Poinciana Parkway at an estimated cost to AV Homes of $150 and (ii) the negotiation of a new public-private partnership agreement for construction and operation of the Poinciana Parkway as a County-owned toll road.

If funding for the Poinciana Parkway is not obtained and construction of the Poinciana Parkway cannot be commenced by February 14, 2013, the Counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with AV Homes is to cancel its agreement with AV Homes. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of AV Homes’ land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) AV Homes will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of December 31, 2011, approximately $47,652 has been expended. Prior to 2010, we recorded impairment charges of $38,336 associated with the Poinciana Parkway.

For the Poinciana Parkway, indicators of impairment are general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If the estimated cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as anticipated estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our reviews during 2011 and 2010, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded in those years. Non-capitalizable expenditures of $221 related to the Poinciana Parkway were expensed during the year ended 2011, and $324 during the year ended December 31, 2010. At December 31, 2011, the carrying value of the Poinciana Parkway is $8,437.

Goodwill

In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of December 31, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. We consider our Active Adult Communities segment to be an individual reporting unit which is also an individual operating segment. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the synergies of the combination as of the acquisition date. We concluded the business combination from the JEN Transaction benefited our active adult communities reporting segment. The first step of the impairment test compares the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit is calculated using the average of an income approach and a market comparison approach which utilizes similar companies as the basis for the valuation. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. The impairment loss is determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represents the excess of the fair value of the reporting unit over amounts assigned to its net assets.

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

On October 25, 2010, we recorded goodwill of $17,215 as a result of the JEN Transaction which was allocated to our active adult reporting segment. At September 30, 2011, we wrote off the full book value of the JEN earn-out liability in the amount of $4,388. This led us to determine that circumstances existed that would require us to perform an interim analysis of the goodwill on our books. We performed a goodwill impairment test by comparing the fair value of the Active Adult reporting unit (the business unit for which the goodwill was assigned) with its carrying amount including goodwill. We determined that the fair value was less than the carrying value of this reporting unit and further determined that the goodwill should be fully written off as of September 30, 2011, in the amount of $17,215.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, advertising costs totaled $2,537, $1,357 and $725, respectively, and are included in Real Estate Expenses in the accompanying consolidated statements of operations.

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

During the years ended December 31, 2011, 2010 and 2009, changes in the warranty reserve consist of the following:

	2011	2010	2009

Accrued warranty reserve, beginning of period	$477	$458	$468
Estimated warranty expense	453	517	633
Amounts charged against warranty reserve	(393)	(498)	(643)
Accrued warranty reserve, end of period	$537	$477	$458

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

ASC 740 provides guidance in the accounting for uncertainty in income taxes recognized in a company’s financial statements. These provisions prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, these provisions also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Based on our evaluation of tax positions, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004 thru 2010 which remain subject to examination and adjustment by major tax jurisdictions as of December 31, 2010.

On October 25, 2010, we received notification from the Internal Revenue Service that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined. On February 10, 2012, AV Homes agreed with the Internal Revenue Service’s Notice of Proposed Adjustment to the 2009 net operating loss carryback. This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivable in the same amount. The anticipated income tax receivable as of December 31, 2011 is $1,293.

Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations as income tax expense.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation. The bulk of the land was transferred in 2006 and the final closing took place in 2007. These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until we sell replacement property provided we obtained qualifying replacement property for the Marion property by December 31, 2010. We believe that we acquired appropriate replacement properties by December 31, 2010. If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

Non-controlling Interest

AV Homes has consolidated certain LLCs, which qualify as variable interest entities (“VIEs”) because we determined that AV Homes is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in AV Homes’ consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity. At December 31, 2011 and 2010, non-controlling interest was $449 and $444, respectively. The increase in non-controlling interest is attributable to capital contributions of $300, offset by a net loss of $295 from these LLCs during the year ended December 31, 2011.

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

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

As of December 31, 2011, an aggregate of 1,245,417 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 582,363 options, restricted stock units and stock units granted. There were 663,054 shares available for grant at December 31, 2011.

Retirement of Treasury Stock

In December 2011, we retired 1,409,832 shares of treasury stock. These shares remain as authorized stock; however they are now considered unissued. In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in reductions to common stock  $1,410, treasury stock $33,086, retained earnings $7,411 and paid in capital $24,264. There was no effect on the total stockholders’ equity position as a result of the retirement.

Repurchase of Common Stock and Notes

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of December 31, 2011, the remaining authorization is $18,304.

Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the year ended December 31, 2011 and 2010 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes or the 7.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 140,143, 1,135,903 and 2,585,329 shares of our common stock for 2011, 2010 and 2009, respectively, due to the stock issued in connection with the JEN Transaction in 2010, equity offering in 2009 as described above, exercise of stock options, conversion of restricted stock units, stock units and conversion of 4.50% Notes. Excluded from the weighted average number of shares outstanding for 2011, 2010 and 2009 are 439,000, 537,267 and 127,995, respectively, restricted shares issued during 2011 and 2009 that are subject to vesting and performance requirements (see Note K). In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting and performance requirements are met.

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Numerator:
Basic and diluted loss per share – net loss	$(165,881)	$(35,108)	$(28,983)

Denominator:
Basic and diluted weighted average shares	12,448,423	11,455,466	9,306,442

Recently Issued Accounting Pronouncements

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

In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations," (a consensus of the Emerging Issues Task Force) which specifies that in making the pro forma revenue and earnings disclosure requirements for business combinations, the comparative financial statements presented by public entities should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro-forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings. We adopted this guidance as of January 1, 2011. The adoption of ASU No. 2010-29 had no material impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU No. 2010-28, "Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," (a consensus of the Emerging Issues Task Force) which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, consideration should be given to whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted this guidance as of January 1, 2011. The adoption of ASU No. 2010-28 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance will be effective for us beginning January 1, 2012 and is to be applied prospectively. The adoption of this ASU 2011-04 is not expected to have a material impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income  (“ASU 2011-05”) which requires the presentation of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  The guidance will be effective for us beginning January 1, 2012. Our adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

Comprehensive Income (Loss)

Net loss and comprehensive loss are the same for the years ended December 31, 2011, 2010 and 2009.

NOTE B - REAL ESTATE REVENUES

The components of real estate revenues are as follows:

	For the year ended December 31
	2011	2010	2009
Active adult communities	$39,934	$36,949	$32,604
Primary residential	15,272	14,209	26,968
Commercial, industrial and other land sales	31,731	4,712	8,825
Other real estate operations	646	1,389	707
Total real estate revenues	$87,583	$57,259	$69,104

During the year ended December 31, 2011, we realized pretax profits of $3,632 on revenues of $31,731 from sales of commercial, industrial and other land. During the year ended December 31, 2010, we realized pre-tax profits of $3,717 on revenues of $4,712 from sales of commercial, industrial and other land. During the year ended December 31, 2009, pre-tax profits from sales of commercial and industrial land were $4,405 on aggregate revenues of $4,758 and pre-tax losses from other land sales were $4,721 on aggregate revenues of $4,067.

In December 2009, Frenchman’s Yacht Club Developers, LLC (“Frenchman’s”), a Florida limited liability company in which our wholly-owned subsidiary, Avatar Properties Inc. (“Properties”), is the sole member, sold its interest in the proposed development known as Frenchman’s Yacht Club to an unrelated third party for cash and a purchase money note of $4,208. The amount of cash we received did not meet the criteria in authoritative accounting guidance to record this sale under the full accrual method of profit recognition. As a result, this transaction was accounted for under the cost recovery method. Under the cost recovery method, no profit is recognized until cash payments by the buyer, including principal and interest on the purchase money note due to us exceeds the cost of the property sold. In the Frenchman’s transaction, since we sold the property at a loss, in accordance with authoritative accounting guidance we recognized the loss of approximately $3,800 in full. The note receivable was discounted by $1,291 to the fair value for purposes of measuring the loss on this transaction. Additionally, future interest cash receipts is recorded as deferred income, and presented as a reduction to the note receivable until such time that the cumulative cash payments by the buyer exceed AV Homes’ book value in the property at the time of sale.

See “Business Segments” in Note P.

NOTE C - LAND AND OTHER INVENTORIES

Land and other inventories consist of the following:

	December 31,
	2011	2010
Land developed and in process of development	$91,964	$137,074
Land held for future development or sale	64,773	86,041
Homes completed or under construction	23,134	24,320
Other	196	1,474
	$180,067	$248,909

Land developed and in process of development primarily consists of land, land development costs, capitalized interest and real estate taxes associated with land undergoing improvement activity. We may defer development activity if we believe such a deferral will result in greater returns and/or maximize the economic performance of a community.  Land held for future development or sale principally reflects land and land development costs related to land where development activity has been suspended. We may suspend development activity due to building permit moratoriums or regulatory restrictions, or on large land parcels that we plan to build out over several years and/or parcels that have not yet been entitled. Homes completed or under construction is comprised of costs associated with homes in various stages of construction and includes direct construction and related land and land development costs.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation consist of the following:

	December 31
	2011	2010
Land and improvements	$22,325	$22,892
Buildings and improvements	32,963	33,462
Machinery, equipment and fixtures	12,989	13,088
Amenities construction in progress	1,484	1,064
	69,761	70,506
Less accumulated depreciation	(31,785)	(31,216)
	$37,976	$39,290

Amenities owned by AV Homes and which are not held for sale or future transfer to homeowners associations are included in property and equipment. The book values of these amenities (excluding amenities construction in progress) were $35,245 and $37,065 as of December 31, 2011 and 2010, respectively.

We review our Property and Equipment quarterly for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. There were no impairments of our amenities in 2011, 2010, or 2009.

Depreciation charged to operations during 2011, 2010 and 2009 was $2,837, $3,091 and $3,462, respectively.

NOTE E - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 home sites previously sold and is summarized as follows:

	December 31,
	2011	2010
Gross estimated unexpended costs	$37,106	$37,752
Less costs relating to unsold home sites	(3,062)	(5,909)
Estimated development liability for sold land	$34,044	$31,843

Charges associated with these obligations of approximately ($794), $291 and $592 were recorded during 2011, 2010 and 2009, respectively. In addition, we revised our assumptions regarding recoverability of costs associated with unsold home sites in the amount of approximately $2,800. Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

NOTE F - VARIABLE INTEREST ENTITIES

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

AV Homes’ variable interest in VIEs may be in the form of equity ownership, contracts to purchase assets and/or loans provided by AV Homes to a VIE. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between AV Homes and the other partner(s) and contracts to purchase assets from VIEs.

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

Consolidation of Variable Interest Entities

During 2009, we entered into two separate agreements with unrelated third parties providing for the formation of two separate limited liability companies (“LLCs”). We subsequently sold developed, partially-developed and undeveloped land to each of the newly formed companies for a combination of cash and purchase money notes. We acquired a minority ownership interest in each of the LLCs and participate in the management of each of the LLCs. We also entered into land option contracts with these LLCs. Under such land option contracts, we paid a specified option deposit in consideration for the right, but not the obligation, to purchase developed lots in the future at predetermined prices.

We determined that these entities qualify as VIEs which require consolidation by the entity determined to be the primary beneficiary. As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs. As of December 31, 2011, our consolidated balance sheets include $3,470 in land and other inventories and $1,049 in property and equipment from these LLCs. As of December 31, 2010, our consolidated balance sheets included $3,440 in land and other inventories and $1,116 in property and equipment from these LLC’s.

AV Homes and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of December 31, 2011, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. We analyze these entities when they are entered into or upon a reconsideration event. All of such entities in which we had an equity interest at December 31, 2011 and 2010 are accounted for under the equity method.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of these entities. We acquired a minority ownership interest in each of the LLCs and share in the management of each. We made contributions totaling $138, $143 and $42 to our unconsolidated entities during 2011, 2010 and 2009, respectively.

At December 31, 2010 we had approximately $3,669 recorded as mortgages receivable from one of our unconsolidated joint ventures. In the second and third quarter of 2011, these mortgages were paid in full in conjunction with two lot purchase transactions AV Homes made from the JV.

As of December 31, 2011, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

The consolidated condensed balance sheets of our unconsolidated entities are:

	December 31, 2011	December 31, 2010
Assets:
Cash	$197	$465
Land and other inventory	6,928	11,574
Other assets	11	84
Total assets	$7,136	$12,123

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,900	$1,448
Notes and interest payable to AV Homes	-	3,724
Partners’ Capital of:
AV Homes	845	1,470
Equity partner	4,391	5,481
Total liabilities and partners’ capital	$7,136	$12,123

The consolidated condensed statements of operations of our unconsolidated entities for the years ended December 31, are:

	2011	2010	2009
Revenues	$6,081	$507	$41
Costs and expenses	5,768	1,213	607
Net gain/(loss) from unconsolidated entities	$313	$(706)	$(566)
AV Homes’ share of loss from unconsolidated entities	$(398)	$(276)	$(196)

NOTE G - NOTES, MORTGAGE NOTES AND OTHER DEBT

Notes, mortgage notes and other debt are summarized as follows:

	December 31
	2011	2010
Corporate
7.50% Convertible Notes, due 2016	$100,000	-
4.50% Convertible Senior Notes, due 2024	$5,402	$64,804
Unamortized discounts	-	(359)
Net Carrying Amount	$105,402	$64,445
Total Corporate	$105,402	$64,445
Real Estate
6% Notes	-	$12,000
5.50% Term Bonds	-	$111
Construction Loan, prime plus 2%, minimum 6%	-	396
Promissory Note	-	105
Total Real Estate	-	$12,612

Corporate

7.50% Convertible Notes

On January 31, 2011, AV Homes and Avatar Properties Inc. (“API”), entered into an Underwriting Agreement (the “Underwriting Agreement”) with Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, AV Homes agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”). The 7.50% Notes were sold to the public at a purchase price of 100% of the principal amount, plus accrued interest, if any, from February 4, 2011.

On February 4, 2011, we completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes is registered pursuant to a Registration Statement on Form S-3 (No. 333-161498), filed by AV Homes with the Securities and Exchange Commission (the “SEC”) on August 21, 2009, (the “Registration Statement”). Our proceeds from the sale were approximately $95,373 after deducting the underwriting fees of 4.25% and expenses of approximately $377. We intend to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), and potential new acquisitions of real estate and real estate-related assets.

The Underwriting Agreement includes customary representations, warranties, conditions to closing, and covenants. The Underwriting Agreement also provides for customary indemnification by each of AV Homes, API and the Underwriter against certain liabilities. The 7.50% Notes are governed by a base indenture (the “Base Indenture”) and first supplemental indenture (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), both dated as of February 4, 2011, between AV Homes and Wilmington Trust FSB, as trustee, and include the following terms:

Interest: Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning on August 15, 2011.

Conversion: Holders may convert the 7.50% Notes into shares of AV Homes’ common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The 7.50% Notes are convertible at an initial conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to an initial conversion price of approximately $30.00 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the Indenture. Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.

Financial covenants: The Indenture includes the following financial covenants:

•	until February 15, 2014, AV Homes will maintain, at all times, cash and cash equivalents of not less than $20,000;
•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes’ total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time;

•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes’ total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes, and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

Repurchase Right: Holders of the 7.50% Notes have the right to require AV Homes to repurchase the Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

Redemption Right: AV Homes may, at any time on or after February 15, 2014, at its option, redeem for cash all or any portion of the outstanding 7.50% Notes, but only if the last reported sale price of AV Homes’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date AV Homes provides the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the Indenture are met.

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

Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004, if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of AV Homes’ common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. The closing price of AV Homes’ common stock exceeded 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days as of the last trading day of the fourth quarter of 2006, as of the last trading day of the first quarter of 2007 and as of the last trading day of the second quarter of 2007. Therefore, the 4.50% Notes became convertible for the quarter beginning January 1, 2007, for the quarter beginning April 1, 2007, and for the quarter beginning July 1, 2007. During 2010, 2009 and 2008, the closing price of AV Homes’ common stock did not exceed 120% ($63.156) of the conversion price for 20 trading days out of 30 consecutive trading days; therefore, the 4.50% Notes were not convertible during 2010, 2009 and 2008. During 2007, $200 principal amount of the 4.50% Notes were converted into 3,800 shares of AV Homes common stock. During 2007, AV Homes repurchased $5,000 principal amount of the 4.50% Notes for approximately $4,984 including accrued interest. In 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes in conjunction with the issuance of our 7.50% Notes, which was treated as an extinguishment of debt; and in April 2011, holders of $41,637 in principal amount exercised their right to put the debt. As of December 31, 2011, $5,402 principal amount remains outstanding.

We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2014, and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.

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

The discount on the liability component of the 4.50% Notes was amortized through April 1, 2011, using the effective interest method based on an effective rate of 7.50%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount was amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% notes could require us to repurchase the Notes. We recognized $293 and $1,435 in non-cash interest charges related to the amortization of the discount during the years ended December 31, 2011 and 2010, respectively.

JEN Transaction Notes

In conjunction with the JEN Transaction, we entered into two separate note payable agreements with JEN. Each note was for $6,000 bearing interest at 6%. Both notes were paid in full before their maturity, which payment was made in the fourth quarter of 2011.

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

On May 3, 2010, we paid in full the outstanding principal and accrued interest of $55,979 under our Amended and Restated Credit Agreement. In addition, on May 4, 2010, we deposited $22,042 with Wells Fargo, N.A., successor by merger with Wachovia Bank, N.A., to collateralize letters of credit. In connection with such payment and deposit, we notified our administrative agent that we were exercising our right to reduce our commitment amount under the facility to zero dollars ($0), which had the effect of terminating all parties’ obligations under the credit facility, effective as of May 17, 2010. As of December 31, 2011, approximately $3,616 remains deposited to collateralize certain outstanding letters of credit.

Maturities of notes, mortgage notes and other debt at December 31, 2011 are as follows:

	Corporate	Real Estate	Total
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	$100,000	-	$100,000	(1)
Thereafter	5,402	-	5,402	(2)
	$105,402	-	$105,402

(1) Holders may require us to repurchase the 7.50% Notes for cash on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” or in an event of default (as defined in the indenture for the 7.50% Notes); or we may call the 7.50% Notes at any time on or after February 15, 2014, according to restrictions defined in the Indenture.

(2) Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes; or we may call the 4.50% Notes at any time on or after April 5, 2011.

The following table represents interest incurred, interest capitalized, and interest expense for 2011, 2010 and 2009:

	2011	2010	2009
Interest incurred	$9,955	$5,681	$7,191
Interest capitalized	(439)	(150)	(334)
Interest expense	$9,516	$5,531	$6,857

We made interest payments of $6,136, $3,572 and $5,035 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE H - EMPLOYEE BENEFIT PLANS

We have a defined contribution savings plan that covers substantially all employees. Under this savings plan, we contribute to the plan based upon specified percentages of employees' voluntary contributions. We made no contributions to the plan for the years ended December 31, 2011, 2010 and 2009. Our Board of Directors determined to not effect a matching contribution during 2011 and 2010.

NOTE I - LEASE COMMITMENTS

We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2013. Rental expense for the years 2011, 2010 and 2009 was $1,809, $1,086 and $1,390, respectively. The increase in rental expense in 2011 over 2010 is primarily attributable to the lease termination associated with the closing of our corporate office in Coral Gables, Florida. Minimum rental commitments under non-cancelable operating leases as of December 31, 2011, are as follows: 2012 - $1,367; 2013 - $982; 2014 - $815; 2015 - $727; thereafter -$0.

NOTE J - ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities are summarized as follows:

	December 31
	2011	2010
Property taxes and assessments	1,833	$1,274
Interest	2,871	866
Accrued compensation	2,653	2,064
Warranty reserve	537	477
Other	2,102	2,248
	$9,996	$6,929

NOTE K - SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (“the Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

As of December 31, 2011, an aggregate of 1,245,417 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 582,363 options, restricted stock units and stock units granted. There were 663,054 shares available for grant at December 31, 2011.

During 2011, we reversed approximately $450 of previously recognized compensation expense related to 293,178 shares of restricted stock which were forfeited due to the resignation of our former CEO on June 15, 2011. During the year, AV Homes entered into an Amended and Restated Employment Agreement with one of its Executive Vice Presidents. Under the terms of this agreement, 180,000 shares granted on October 22, 2010, were cancelled and replaced with new awards. During 2011, we granted 552,660 restricted stock and restricted stock units, which have a weighted average grant date fair value of $11.63 per share.

During the year ended December 31, 2011 and 2010, previously restricted stock of 175,524 and 70,728 shares, respectively, vested. As of December 31, 2011, there are 449,310 shares of restricted stock that are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with ASC 718.

Compensation expense related to share-based compensation for the years ended December 31, 2011, 2010 and 2009 was $1,796, $1,352 and $2,035, respectively.

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

The significant weighted average assumptions used for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Dividend yield	0%	0%	N/A	*
Volatility rate	40.24%-52.55%	42.70%-49.50%	N/A	*
Risk-free interest rate	0.15%-0.65%	0.35%-1.24%	N/A	*
Expected life (years)	0.26-4.41	1.0-5.2	N/A	*
Weighted average fair value of units granted	$11.63	$14.23	$17.44

*Not applicable since no stock options or restricted stock awards with specified hurdle price condition as discussed above were granted during 2009.

A summary of the status of the stock option activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	2011		2010		2009
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	110,000	$25.00	110,000	$25.00	136,102	$25.00
Exercised	-	$-	-	$-	-	$-
Forfeited	-	$-	-	$-	(26,102)	$25.00
Outstanding at end of year	110,000	$25.00	110,000	$25.00	110,000	$25.00
Exercisable at end of year	110,000	$25.00	110,000	$25.00	110,000	$25.00

The weighted average remaining contractual life of stock options outstanding as of December 31, 2011, was 1.2 years.

A summary of the restricted stock and stock units activity for the year ended December 31, 2011, is presented below:

	Restricted Stock and Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	549,352	$28.75
Granted	552,660	$11.63
Exercised	(175,524)	$19.10
Expired/Forfeited	(297,178)	$13.94
Cancelled	(180,000)	$14.10
Outstanding at end of year	449,310 (1)	$11.22

(1) Restricted stock shares are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance.

As of December 31, 2011, there was $4,542 of unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.19 years. As of December 31, 2011, there was no unrecognized compensation expense related to stock options.

Under a deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of AV Homes’ common stock on the due date of each payment. The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. Stock units of 0, 0 and 3,049 shares were distributed to non-management directors during the years ended December 31, 2011, 2010 and 2009, respectively. The outstanding balance of stock units as of December 31, 2011, 2010 and 2009 was 23,053, 17,757 and 11,895, respectively.

NOTE L - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Current
Federal	$-	$-	$(34,248)
State	-	-	-
Total current	-	-	(34,248)

Deferred
Federal	473	(375)	1,189
State	-	-	199
Total deferred	473	(375)	1,388
Total income tax expense (benefit)	$473	$(375)	$(32,860)

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain net operating losses (NOLs) against earnings for up to five years. Due to this enacted federal tax legislation, AV Homes carried back its 2009 NOL against earnings it generated in the five previous years. As a result, AV Homes received a federal tax refund of $33,627 during 2010.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred income tax assets
Tax over book basis of land inventory	$14,524	$13,824
Unrecoverable land development costs	6,965	2,143
Executive incentive compensation	548	637
Net operating loss carry forward	19,987	14,026
Impairment charges	56,973	15,196
Other	5,945	279
Total deferred income tax assets	104,942	46,105
Valuation allowance for deferred tax assets	(91,483)	(22,522)
Net deferred income tax assets	13,459	23,583
Deferred income tax liability
Book over tax income recognized on sale of the Ocala Property	(12,899)	(21,925)
Tax over book on 4.50% Convertible Notes	(767)	(912)
Book over tax basis of depreciable assets	207	(696)
Restricted stock	-	(50)
	(13,459)	(23,583)
Net deferred income tax liability	$-	$-

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During 2011 and 2010 we recognized an increase of $68,961 and $12,103, respectively, in the valuation allowance. As of December 31, 2011, our deferred tax asset valuation allowance was $91,483. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation. The bulk of the land was transferred in 2006 and the final closing took place in 2007. These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until December 31, 2010 provided we obtained qualifying replacement property for the Marion property by such date. We believe that we acquired appropriate replacement properties by December 31, 2010. If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

No additional income tax benefits were generated from the exercise of share-based compensation during 2011, 2010 and 2009.

A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Income tax (benefit) expense computed at statutory rate	$(57,893)	$(12,419)	$(21,645)
State income tax (benefit) expense, net of federal benefit	(6,521)	(1,200)	(2,093)
Adjustment to 2009 net operating loss carryback	-	795	-
Change in valuation allowance on deferred tax assets	68,961	12,103	(9,148)
Prior period adjustments charged to retained earnings	(4,044)	-	-
Other	(30)	346	26
Income tax (benefit) expense	$473	$(375)	$(32,860)

During 2010 and 2009, we received income tax payment refunds of approximately $33,627 and $21,356, respectively, related to taxable losses generated during 2009 and 2008, respectively. We did not receive income tax payment refunds in 2011.

On February 10, 2012, AV Homes agreed with the Internal Revenue Service’s Notice of Proposed Adjustment to the 2009 net operating loss carryback. This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivable in the same amount. The anticipated income tax receivable as of December 31, 2011 is $1,293.

NOTE M - COMMITMENTS AND CONTINGENCIES

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $275 and $165, which have been accrued in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2011, we had outstanding performance bonds of approximately $2,127. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

NOTE N - RESTRUCTURING

In response to the difficult operating environment due to the downturn in the homebuilding industry, in July 2011 we undertook a strategic planning effort to improve our market position and to reduce our operating costs. As a result of this effort, in the third quarter of 2011, we took further steps to reduce staffing, cut salaries, and we negotiated a lease termination associated with the planned closing of our corporate office in Coral Gables, Florida. Restructuring costs include employee severance benefits, corporate office lease exit costs, and other costs related to the closure of the Coral Gables office, and are summarized below:

Twelve Months Ended December 31, 2011
Employee severance benefits	$697
Lease exit costs	952
Other	140
Total restructuring charges	$1,789

The restructuring costs reflected in the above table are included within general and administrative expenses in our Consolidated Statements of Operations. Liabilities for employee severance benefits totaled $279 at December 31, 2011.

NOTE O - OTHER MATTERS

At our community of Solivita, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of storm water management facilities, drainage works, irrigation facilities, and water and wastewater utilities. The bonds were issued by the Poinciana Community Development District and Poinciana West Community Development District (the “CDDs”), independent special-purpose units of county government, established and operating in accordance with Chapter 190 of the Florida Statutes. The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDDs’ ability to meet bond servicing obligations. In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record and pay the assessments on parcels owned by AV Homes when such assessments are fixed and determinable. The assessments are not a liability of AV Homes or any other landowner within the CDDs but are obligations secured by the land. For the developable and developed parcels AV Homes owns within the CDDs, AV Homes pays the assessments until such parcels are sold. After a sale by AV Homes, AV Homes no longer pays the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

NOTE P - BUSINESS SEGMENTS

In accordance with ASC 280, Segment Reporting (“ASC 280”), our current operations include the following segments: the development, sale and management of active adult communities; the development and sale of primary residential communities; and the sale of commercial, industrial or other land. In accordance with ASC 280, our title insurance agency (which we sold in July 2011) does not qualify as a separate reportable segment and is included in “Other Operations”.

The following tables summarize our information for reportable segments for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Revenues:
Segment revenues
Active adult communities	$39,934	$36,949	$32,604
Primary residential	15,272	14,209	26,968
Commercial and industrial and other land sales	31,731	4,712	8,825
Other operations	932	1,485	995
	87,869	57,355	69,392
Unallocated revenues
Interest income	309	580	657
Gain on repurchase of 4.50% Notes	-	-	1,783
Other	804	1,203	1,669
Total revenues	$88,982	$59,138	$73,501

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(12,188)	$(5,043)	$(5,613)
Primary residential	(7,527)	(6,284)	(8,103)
Commercial and industrial and other land sales	3,632	3,717	(316)
Other operations	159	387	211
	(15,924)	(7,223)	(13,821)
Unallocated income (expenses)
Interest income	309	580	657
Gain (loss) on repurchase of 4.50% Notes	(211)	-	1,783
Equity loss from unconsolidated entities	(398)	(276)	(196)
General and administrative expenses	(17,502)	(20,508)	(19,694)
Change in fair value of contingent consideration	4,388	-	-
Interest expense	(9,516)	(5,531)	(6,857)
Other real estate expenses	(1,654)	(3,099)	(3,688)
Impairment of the Poinciana Parkway	-	-	(8,108)
Impairment of goodwill	(17,215)	-	-
Impairment of land developed or held for future development	(107,981)	-	(11,919)
Loss before income taxes	$(165,704)	$(36,057)	$(61,843)

	December 31
	2011	2010
Segment assets:
Active adult communities	$166,369	$184,656
Primary residential	41,188	73,092
Commercial and industrial and other land sales	8,774	10,587
Poinciana Parkway	8,437	8,452
Assets held for sale	30,078	84,025
Unallocated assets	154,210	184,639
Total assets	$409,056	$545,451

(a)	Our businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)
The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2011 and 2010, respectively: cash, cash equivalents and restricted cash of $119,456 and $114,555; land inventories of $20,876 and $37,065 (a majority of which is bulk land); property and equipment of $845 and $1,180; investment in and notes from unconsolidated entities of $845 and $5,193; receivables of $7,584 and $6,427; prepaid expenses and other assets of $4,605 and $3,006; and goodwill of $0 and $17,215. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280.

(e)	There is no interest expense from active adult communities, primary residential, and commercial, industrial and other land sales included in segment operating income/(loss) for 2011, 2010 and 2009.

(f)
Included in segment operating profit/(loss) for 2011 is depreciation expense of $2,167, $546 and $124 from active adult, primary residential communities and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2010 is depreciation expense of $2,282, $552 and $257 from active adult, primary residential communities and unallocated corporate/other, respectively. Included in segment operating profit/(loss) for 2009 is depreciation expense of $2,301, $859 and $302 from active adult, primary residential communities and unallocated corporate/other, respectively.

(g)
During fiscal year 2011, impairment losses of approximately $1,060 and $467 reduced the carrying value of the assets of active adult and primary residential communities, respectively. During fiscal year 2010, impairment losses of approximately $408 and $252 reduced the carrying value of the assets of active adult and primary residential communities, respectively. During fiscal year 2009, impairment losses of approximately $371 and $1,449 reduced the carrying value of the assets of active adult and primary residential communities, respectively. In addition, impairment losses of approximately $8,108 and approximately $11,919 reduce the carrying values of Poinciana Parkway and land developed or held for future development (which is currently not allocated to a reportable segment), respectively.

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

AV Homes’ assets measured at fair value as of December 31, 2011, and gain (losses) for the year ended December 31, 2011, on a nonrecurring basis are summarized below:

Non-financial Assets/Liabilities	Fair Value Hierarchy	Fair Value at December 31, 2011	Gains/(Losses)
Homes completed or under construction	Level 2	$6,090	$(1,527)
Earn-out liability related to the JEN transaction	Level 3	$0	$4,388
Land and other inventories	Level 3	$35,602	$(57,297)
Assets held for sale	Level 2	$30,078	$(53,907)

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

The carrying amounts and fair values of our financial instruments at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$124,316	$124,316	$115,502	$115,502
Restricted cash	$7,872	$7,872	$8,422	$8,422
Receivables, net	$7,729	$7,729	$6,434	$6,434
Income tax receivable	$1,293	$1,293	$1,766	$1,766

Notes, mortgage notes and other debt:
Corporate:
7.50% Notes	$100,000	$90,000	-	-
4.50% Notes	$5,402	$5,295	$64,445	$64,966

Real estate:
6% Notes payable	-	-	$12,000	$11,029
5.50% Term Bonds payable	-	-	$111	$111
Construction loan	-	-	$396	$388
Promissory Note Payable	-	-	$105	$105

In estimating the fair value of financial instruments, we used the following methods and assumptions:

Cash and cash equivalents and Restricted cash: The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and restricted cash approximates their fair value.

Receivables, net and Income tax receivable: The carrying amounts reported in the consolidated balance sheets for receivables, net and income tax receivable approximates their fair value.

7.50% and 4.50% Notes: At December 31, 2011 and 2010, the fair values of the 7.50% Notes and 4.50% Notes are estimated, based on quoted or estimated market prices.

Real Estate Notes Payable: The fair values of the 6% notes payable and construction loan at December 31, 2010, were estimated using discounted cash flow analysis based on the incremental borrowing rates for similar types of borrowing arrangements. The carrying values for the 5.50% term bonds payable and the promissory note payable approximated their fair values.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2011 and 2010 is as follows:

	2011 Quarter
	First	Second	Third	Fourth
Net revenues	$12,212	$28,366	$14,703	$33,701
Expenses	22,308	45,163	135,705	51,112
Equity earnings (losses) from unconsolidated entities	(128)	143	(341)	(72)

Loss before income taxes	(10,224)	(16,654)	(121,343)	(17,483)
Less: Net loss attributable to non-controlling interests	127	128	132	(91)
Income tax expense	-	-	(350)	(123)

Net loss attributable to AV Homes	$(10,097)	$(16,526)	$(121,561)	$(17,697)
Loss per share:
Basic and Diluted	$(0.81)	$(1.33)	$(9.76)	$(1.42)

	2010 Quarter
	First	Second	Third	Fourth
Net revenues	$9,623	$17,302	$9,573	$22,640
Expenses	19,802	23,067	19,488	32,562
Equity earnings (losses) from unconsolidated entities	(90)	(117)	(124)	55

Loss before income taxes	(10,269)	(5,882)	(10,039)	(9,867)
Less: Net loss attributable to non-controlling interests	133	139	145	157
Income tax expense	-	-	375	-

Net loss attributable to AV Homes	$(10,136)	$(5,743)	$(9,519)	$(9,710)
Loss per share:
Basic and Diluted	$(0.90)	$(0.51)	$(0.84)	$(0.81)

1.	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

2.
During the second quarter of 2011, our impairment evaluation resulted in total impairment charges of $13,800 which included $700 in impairment charges for homes completed or under construction and $13,100 in impairment charges for land developed and/or held for future development.

3.
During the third quarter of 2011, our impairment evaluation resulted in total impairment charges of $115,806, which included $486 in impairment charges for homes completed or under construction, $94,881 in impairment charges for land developed and/or held for future development, $17,215 in impairment charges for goodwill, and $3,224 in impairment charges for club amenities.

4.
During the fourth quarter of 2011, the Company identified and corrected an immaterial error related to the impairments noted in footnote 3.  The inventory balance should have been decreased by approximately $3,450 and impairment expenses should have been increased by the same amount, which resulted in an understatement of net loss and basic and diluted loss per share in the third quarter of $3,450 and $0.28, respectively. Management has determined that the effect of the error is immaterial to the prior periods, and as such, has corrected it in the fourth quarter of 2011. As a result of this correction, the balances are properly stated as of  and for the year ended December 31, 2011.

NOTE S - SUBSEQUENT EVENTS

On February 15, 2012, the Company changed its name to AV Homes, Inc. The name change, which was effective February 15, 2012, under Delaware Law, was accomplished by the merger of AV Homes, Inc., an existing wholly-owned subsidiary of Avatar Holdings, Inc., into Avatar Holdings, Inc., with Avatar Holdings, Inc., the surviving company in the merger, changing its name to AV Homes, Inc. The Company’s stock traded on the Nasdaq Global Select market (“Nasdaq”) under the ticker symbol “AVTR” through the close of market on February 15, 2012, and began trading under the ticker symbol “AVHI” when the Nasdaq market opened on February 16, 2012.

Effective February 13, 2012, the Board amended the Company’s Amended and Restated By-Laws (the “By-laws”) to reflect a decrease in the size of the Board. The Board amended and replaced the first sentence of Article III, Section 2 of the By-laws so that the size of the Board of the Company will be limited to the range of three to eleven members. The prior range was eight to fifteen members. Effective February 13, 2012, the Board consists of the following six members: Joshua L. Nash, Chairman, Allen J. Anderson, Paul D. Barnett, Roger W. Einiger, Rueben S. Leibowitz, and Joel Simon.

On February 13, 2012, AV Homes announced the following changes to the Company's Board of Directors (the "Board").

Effective February 13, 2012, Milton H. Dresner resigned from his positions as a director, Chairman of the Nominating and Corporate Governance Committee and member of the Compensation Committee of the Company. Mr. Dresner had no disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

Effective February 13, 2012, Kenneth T. Rosen resigned from his positions as a director, Chairman of the Compensation Committee, member of the Audit Committee and member of the Nominating and Corporate Governance Committee of the Company. Mr. Rosen had no disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

Effective February 13, 2012, Beth A. Stewart resigned from her positions as a director, member of the Audit Committee and member of the Nominating and Corporate Governance Committee of the Company. Ms. Stewart had no disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Part II – Item 8. “Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm”, as they relate to internal control over financial reporting, incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period, except for the information regarding the executive officers of AV Homes, which information is included in Part I of this Annual Report under the heading “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders for the fiscal year ended December 31, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements and Schedules:

See Item 8. "Financial Statements and Supplementary Data" of this report.

(a)(2)	Financial Statements Schedules:

Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

(a)(3)	Exhibits:
3.1	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).
3.2	*
Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3	*
Certificate of Ownership and Merger Merging AV Homes, Inc., a Delaware corporation, with and into Avatar Holdings Inc., a Delaware Corporation (filed as Exhibit 3.1 to Form 8-K dated February 15, 2012, and incorporated herein by reference).

3.4	*	Amended and Restated By-laws as of February 15, 2012 (filed as Exhibit 3.2 to Form 8-K dated February 15, 2012, and incorporated herein by reference).
4.1	*
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

10.2	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).
10.3	*1
Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.4	*1
Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibits:
10.5	*1
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

10.12	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).
10.13	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).
10.14	*1
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

10.16	*1
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

Exhibits:
10.22	*1
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

10.26	*1	Form of Deferred Compensation Agreement for Non-Employee Directors' Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).
10.27	*1
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

10.29	*
Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10.30	*1
Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.31	*1
Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.32	*1
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

10.35	*1
Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.36	*1
Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

Exhibits:
10.37	*
Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.38	*
Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.39	*1
Employment Agreement, dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10.40	*1
Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.41	*
Amended and Restated Credit Agreement, dated March 27, 2008, by and among Avatar Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.42	*
Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of Avatar Holdings Inc. ("Guarantor") in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.43	*1
Restricted Stock Unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.44	*1
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

10.46	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.47	*
Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.48	*
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

10.50	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

Exhibits:
10.51	*1
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

10.63	*1	Compensation of certain named executive officers (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009, (File No. 0-7616), and incorporated herein by reference).
10.64	*
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

10.65	*
Underwriting Agreement, dated September 23, 2009, between Avatar Holdings Inc., Avatar Properties Inc., Frenchman’s Yacht Club Developers, LLC and Barclays Capital Inc., (filed as Exhibit 1.1 to Form 8-K dated September 23, 2009 (File No. 0-7616), and incorporated herein by reference).

Exhibits:
10.66	*1
First Amendment to Amended and Restated Employment Agreement, between Avatar Holdings Inc. and Patricia Kimball Fletcher, dated October 26, 2009 (filed Exhibit 10.84 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.67	*1
Separation and Release Agreement, between Avatar Properties Inc., and Jonathan Fels, dated December 29, 2009 (filed as Exhibit 10.85 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.68	*
Guaranty Agreement dated May 18, 2010, executed on behalf of Avatar Holdings, Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.1 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

10.69	*
Continuing Letter of Credit Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings, Inc., a Delaware corporation, in favor of Wells Fargo, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.2 to Form 8-K dated May 24 ,2010, and incorporated herein by reference).

10.70	*
Security Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and Avatar Holdings Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.3 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

10.71	*1	Director Compensation (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
10.72	*1
First Amendment to Amended and Restated Employment Agreement, dated May 6, 2010, between Avatar Holdings Inc. and Randy Kotler (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

10.73	*1
Second Amendment to Amended and Restated Employment Agreement, dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.74	*1
Restricted Stock Unit Agreement, dated August 25, 2010, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.2 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.75	*1
Separation Agreement, dated as of October 19, 2010, between Avatar Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.77 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.76	*1
Employment Agreement, dated as of October 19, 2010, between Avatar Holdings Inc. and Jon M. Donnell (filed as Exhibit 10.78 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.77	*1
Employment Agreement, dated as of October 22, 2010, between Avatar Holdings Inc., Avatar Properties Inc., and Carl Mulac (filed as Exhibit 10.79 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.78	*1
Master Transaction Agreement, dated as of October 25, 2010, by and among Avatar Properties Inc., Terra West Communities LLC, JEN JCH, LLC, Joseph Carl Mulac III, Stephen Adams and Sun Terra Communities, LLC (collectively, “Sellers”), Avatar Holdings Inc., and JEN Partners, LLC (filed as Exhibit 10.80 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.79	*1
Earn out Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.81 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

Exhibits:
10.80	*1
Voting Standstill and Lock-Up Letter Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.82 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.81	*1
Registration Rights Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.83 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.82	*1
Stock Award Agreement, dated as of November 15, 2010, between Avatar Holdings Inc. and Jon M. Donnell (filed as Exhibit 10.1 to Form 8-K dated April 29, 2011 (File No. 001-07395), and incorporated herein by reference).

10.83	*1
Stock Award Agreement, dated as of October 25, 2010, between Avatar Holdings Inc. and Joseph Carl Mulac, III (filed as Exhibit 10.2 to Form 8-K dated April 29, 2011 (File No. 001-07395), and incorporated herein by reference).

10.84	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 7, 2011 (File No. 001-07395), and incorporated herein by reference).
10.85	*1	Amended and Restated 2005 Executive Incentive Compensation Plan (2011 Restatement) (filed as Exhibit 10.2 to Form 8-K dated June 7, 2011 (File No. 001-07395), and incorporated herein by reference).
10.86	*1
Separation Agreement, dated June 15, 2011, by and between Avatar Holdings Inc. and Jon Donnell (filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.87	*1
Employment Agreement, dated as of June 15, 2011, by and between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.88	*1
First Amendment, dated as of August 8, 2011, to the Employment Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.89	*1
Stock Award Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.90	*1
Employment Agreement, dated August 15, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.91	*1
Stock Award Agreement, dated August 15, 2011, by and between Avatar Holdings Inc. and Tina Johnston (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.92	*1
Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Carl Mulac (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.93	*1
Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Carl Mulac (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.94	*1
Second Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Patricia K. Fletcher (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

Exhibits:
10.95	*1
Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.96	*1
Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.97	1	Amended and Restated Employment Agreement, effective December 31, 2011, by and between Avatar Holdings, Inc. and Allen Anderson (filed herewith).
10.98	1	Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Allen Anderson (filed herewith).
10.99	1	Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Tina Johnston (filed herewith).
21		Subsidiaries of Registrant (filed herewith).
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS		XBRL Instance Document.**
101.SCH		XBRL Taxonomy Extension Schema.**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF		XBRL Taxonomy Extension Definition Linkbase.**
101.LAB		XBRL Taxonomy Extension Label Linkbase.**
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.**

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
AV HOMES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deduction/ (Addition)		Balance at End of Period
Year ended December 31, 2011:
Deducted from asset accounts:
Deferred gross profit on home site sales	$22	$2	(1)	$(19)		$5
Allowance for doubtful accounts	1,217	421		(130)		1,508
Valuation allowance for deferred tax assets	22,522	68,961	(4)	-		91,483
Total	$23,761	$69,384		$(149)		$92,996

Year ended December 31, 2010:
Deducted from asset accounts:
Deferred gross profit on home site sales	$22	$-		$-		$22
Allowance for doubtful accounts	1,192	144	(1)	(119	) (3)	1,217
Valuation allowance for deferred tax assets	10,419	12,103	(4)	-		22,522
Total	$11,633	$12,247		$(119)		$23,761

Year ended December 31, 2009:
Deducted from asset accounts:
Deferred gross profit on home site sales	$23	$-		$(1	) (1)	$22
Allowance for doubtful accounts	747	499	(2)	(54	) (3)	1,192
Valuation allowance for deferred tax assets	19,567	(9,148	) (4)	-		10,419
Total	$20,337	$(8,649)		$(55)		$11,633

(1) (Credit) charge to operations as an (increase) decrease to revenues.

(2) Charge to operations as an increase to real estate expenses.

(3) Uncollectible accounts written off.

(4) In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the year ended December 31, 2008, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the year ended December 31, 2008. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the first nine months of 2009, we recognized an increase of $9,522 in the valuation allowance. However due to the new federal tax legislation as discussed above, we decreased the valuation allowance for the year ended December 31, 2009 by $9,148. As of December 31, 2009, our deferred tax asset valuation allowance was $10,419. During the year ended December 31, 2010 we recognized an increase of $12,103 in the valuation allowance. As of December 31, 2010, our deferred tax asset valuation allowance was $22,522. During the year ended December 31, 2011 we recognized an increase of $68,961 in the valuation allowance. As of December 31, 2011, our deferred tax asset valuation allowance was $91,483. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AV HOMES, INC.

Dated:	March 26, 2012	By:	/s/	Allen J. Anderson
Allen J. Anderson, Director, President, and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 26, 2012	By:	/s/	Allen J. Anderson
Allen J. Anderson, Director, President, and Chief Executive Officer (Principal Executive Officer)

Dated:	March 26, 2012	By:	/s/	Tina M. Johnston
Tina M. Johnston, Vice President, Principal Financial Officer and Principal Accounting Officer

Dated:	March 26, 2012	By:	/s/	Joshua Nash
Joshua Nash, Director and Chairman of the Board

Dated:	March 26, 2012	By:	/s/	Paul D. Barnett
Paul D. Barnett, Director

Dated:	March 26, 2012	By:	/s/	Roger W. Einiger
Roger W. Einiger, Director

Dated:	March 26, 2012	By:	/s/	Reuben S. Leibowitz
Reuben S. Leibowitz, Director

Dated:	March 26, 2012	By:	/s/	Joel M. Simon
Joel M. Simon, Director

Exhibit Index
10.97	1	Amended and Restated Employment Agreement, effective December 31, 2011, by and between Avatar Holdings, Inc. and Allen Anderson (filed herewith).
10.98	1	Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Allen Anderson (filed herewith).
10.99	1	Stock Award Agreement dated January 1, 2012, by and between Avatar Holdings Inc. and Tina Johnston (filed herewith).
21		Subsidiaries of Registrant (filed herewith).
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS		XBRL Instance Document.**
101.SCH		XBRL Taxonomy Extension Schema.**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF		XBRL Taxonomy Extension Definition Linkbase.**
101.LAB		XBRL Taxonomy Extension Label Linkbase.**
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.**

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.

1	Management contract or compensatory plan or arrangement.