Form 10-K/A
period 2011-12-31
AV Homes, Inc.
filed 2012-04-30
CIK 39677

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ ________.

Commission File Number:   001-07395

AV HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

395 Village Drive, Kissimmee, Florida	34759
(Address of principal executive office)	(Zip Code)

Registrants telephone number, including area code     (863) 427-7180

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $139,456,657 as of June 30, 2011.

As of April 20, 2012, there were 13,174,930 shares of Common Stock, $1.00 par value, issued and outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by AV Homes, Inc. ("AV Homes") to amend the Annual Report on Form 10-K for the year ended December 31, 2011 filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on March 26, 2012 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K.

AV HOMES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 (a)           Identification of Directors

The following persons currently serve as members of our Board of Directors.  Directors of AV Homes have been elected to serve until the next annual election of directors (which is expected to occur on or about July 24, 2012), when they are re-elected or their successors are elected or until their earlier resignation or removal.  Effective February 13, 2012, Milton H. Dresner, Kenneth T. Rosen and Beth A. Stewart resigned as members of the Board of Directors.

Name	Age
Allen J. Anderson	60
Paul D. Barnett	51
Roger W. Einiger	64
Reuben S. Leibowitz	64
Joshua Nash	50
Joel M. Simon	66

The following additional information is provided for each of the directors listed above.

Allen J. Anderson, Director since October 2010

Mr. Anderson, 60, has served as our Chief Executive Officer and President since June 2011, and as a member of our Board of Directors since October 2010. Mr. Anderson has been Managing Director of JEN Partners LLC, a private equity firm, since July 2007. He was formerly director and Co-Founder, and served as a member of the Compensation Committee of the Board of Directors of Recurrent Energy Inc., a solar power company from June 2005 to July 2007. Mr. Anderson’s 38 years of real estate, banking and private equity investment experience and 24 years of executive leadership experience, including past service as Chairman and Chief Executive Officer of a publicly-traded company, will contribute substantially as AV Homes seeks to expand its real estate operations.  Mr. Anderson was appointed to AV Homes’ Board of Directors on October 25, 2010, in connection with the JEN Transaction, which is summarized herein under Part III, Item 13 - Certain Relationships and Related Party Transactions, and Director Independence.

Paul D. Barnett, Director since May 2007

Mr. Barnett, 51, has been Managing Director at Ulysses Management, LLC, a private investment firm, since February 2005. Prior thereto, he was Managing Principal at Odyssey Investment Partners, LLC, a private investment firm, from 1997 to 2004. From 2001 to August 2005, Mr. Barnett served as Director and Chairman of the Audit Committee of Dresser, Inc. He currently serves on the Board of Managers for Sentry Security Holdings, LLC, Communications Capital Group, LLC and PresAir, LLC, private Delaware limited liability companies. Mr. Barnett’s experience and expertise in investment management, investment banking and the securities markets are valuable assets for AV Homes when seeking financing or raising capital.

Roger W. Einiger, Director since May 2006

Since 2001, Mr. Einiger, 64, has been President of Hardscrabble Advisors, LLC, a private investment firm. Previously he spent three decades at Oppenheimer & Co. and its successor companies, most recently serving as Vice Chairman. Following the sale of Oppenheimer in 1997, he served as Vice Chairman of CIBC Oppenheimer Corp., an investment banking and brokerage company, and as a consultant to Canadian Imperial Bank of Commerce until 2001. Mr. Einiger previously served as a Director of BPW Acquisition Corp. and a Director and member of the Audit Committee of NDS Group plc. He also serves as a director or trustee of several philanthropic and academic organizations. During his tenure with Oppenheimer, Mr. Einiger was responsible for finance, operations, technology, legal and compliance, and human resources departments. His diverse background lends valuable insight to AV Homes' Board of Directors and the Audit and Compensation Committees on which he serves.

Reuben S. Leibowitz, Director since October 2010

Mr. Leibowitz, 64, has been Managing Director of JEN Partners, LLC, a private equity firm, since 2005.  He serves as a director of Simon Property Group and as a member of its Compensation and Audit Committees.  He also serves as a director of several private companies controlled by or affiliated with JEN Partners.  Mr. Leibowitz is an Overseer of the Stern School of Business (NYU) and a member of Hillel’s International Board of Governors.  He previously served as a director of Chelsea Property, Grubb & Ellis, Lennar, and Pacific Greystone.  Mr. Leibowitz’s more than 25 years of experience in real estate investment and service as a director of other publicly traded real estate and home building companies make him an asset to the operations and growth of AV Homes' active adult developments and other real estate endeavors.  Mr. Leibowitz was appointed to AV Homes' Board of Directors on October 25, 2010, in connection with the JEN Transaction, which is summarized herein under Part III, Item 13 - Certain Relationships and Related Party Transactions, and Director Independence.

Joshua Nash, Director since September 2004

Mr. Nash, 50, has been Chairman of the Board of Directors of AV Homes since September 2004. He is the sole member of Joshua Nash II LLC, the managing member of ODAV LLC, a private limited liability company, formed in September 2003 to manage its investment in AV Homes. Mr. Nash has also been General Partner of Ulysses Partners, L.P., a private investment firm, since 1997. He was formerly a General Partner of Odyssey Partners, L.P., a private investment firm, from 1989 until its liquidation in December 2007. For more than six years, Mr. Nash has managed investments, representing assets, including real estate, in excess of $1 billion. His more than 20 years of experience in investment management and his financial interest in AV Homes make him uniquely qualified to serve as AV Homes' Chairman.

Joel M. Simon, Director since May 2004

Mr. Simon, 66, has been Partner and Principal in XRoads Solutions Group, LLC, a national financial advisory and consulting firm, since June 2000. He was formerly Chief Executive Officer and President of Starrett Corporation, from March 1998 to December 1998; Executive Vice President, Chief Operating Officer and Director of Olympia & York Companies (U.S.A.), from 1985 to 1996; and Senior Partner with Margolin, Winer & Evens, LLP, a regional accounting firm, from 1976 to 1984. Mr. Simon also served as a Director, Chairman of the Audit Committee and member of the Compensation Committee of Frederick’s of Hollywood Group, Inc. Mr. Simon’s extensive financial and operational expertise in many industries, including real estate, make him not only a well-qualified member of AV Homes' Board but also Chairman of, and financial expert for, its Audit Committee.

 (b)           Identification of Executive Officers

The following table includes information with respect to our current executive officers as of the date of this Form 10-K/A.

Name	Age	Position
Allen J. Anderson	60	Chief Executive Officer and President
Patricia K. Fletcher	54	Executive Vice President, General Counsel, and Corporate Secretary
Joseph C. Mulac III	50	Executive Vice President
Tina M. Johnston	44	Vice President, Principal Financial Officer, and Principal Accounting Officer

The following additional information is provided for the executive officers shown above who are not directors.

Patricia K. Fletcher has served as our Executive Vice President and General Counsel since January 2007 and also was elected to the position of Corporate Secretary in June 2011. Ms. Fletcher formerly served as Partner and Chair of the Florida Real Estate and Finance Department, Duane Morris LLP, from January 2002 to December 2006. Ms. Fletcher also holds various positions with our subsidiaries.

Joseph C. Mulac III has served as our Executive Vice President and President of our wholly-owned subsidiary, Avatar Properties Inc. (“API”), since October 25, 2010.  Mr. Mulac was appointed an officer of AV Homes and API in connection with the JEN Transaction, which is summarized herein under Part III, Item 13 - Certain Relationships and Related Party Transactions, and Director Independence.  Since April 2009, Mr. Mulac has served as Chief Executive Officer of Joseph Carl Homes, LLC (n/k/a Avatar Properties of Arizona, LLC). From March 2003 to April 2009, Mr. Mulac held various officer positions with Tousa, Inc.

Tina M. Johnston has served as our Vice President, Principal Financial Officer, and Principal Accounting Officer since August 2011. From 2005 to 2011, Ms. Johnston was an independent consultant focusing on financial modeling, strategic planning of land acquisitions and dispositions, budgeting and forecasting. Ms. Johnston also served as Vice President of Finance for Richmond American Homes (MDCH) from 2004 to 2005. Prior to 2004, Ms. Johnston held various positions with Del Webb Corporation and Pulte Homes (who acquired Del Webb in 2001), including Director of Finance for the Del Webb Group.

(c)            Identification of Certain Significant Employees

 Not applicable.

(d)           Family Relationships

There are no family relationships among any of our directors or executive officers.

 (e)           Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), “Identification of Directors” and Part III, Item 10(b), “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K/A.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), “Identification of Directors” of this Annual Report on Form 10-K/A.

(f)            Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2011 ("Fiscal 2011") or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)           Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

During Fiscal 2011, our Audit Committee consisted of Mr. Simon (Chairman), Mr. Einiger, Mr. Rosen and Ms. Stewart.  Effective February 13, 2012, Mr. Rosen and Ms. Stewart resigned as members of the Audit Committee and Mr. Barnett was appointed a member of the Audit Committee.  All members of the Audit Committee during Fiscal 2011 and all current members have been determined to be independent (see “Director Independence”). The Board has also determined that all members of the Audit Committee during Fiscal 2011 and all current members are financially literate under the listing standards of The Nasdaq Stock Market (“Nasdaq”) and Joel M. Simon is the Audit Committee’s “audit committee financial expert,” as defined in the rules of the SEC and for purposes of Nasdaq’s listing standards.

(j)            Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for Fiscal 2011 were complied with, except one Form 4 for Mr. Mulac disclosing the vesting of restricted shares of common stock and the withholding of shares of common stock for taxes was untimely filed.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of AV Homes and a Supplemental Code of Ethics for the Chief Executive Officer, Principal Financial Officer and other Senior Financial Officers. These Codes of Business Conduct and Ethics are available on AV Homes' website at www.avhomesinc.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In this section of our Form 10-K/A we discuss, among other things, the overall objectives of our executive compensation programs and the material elements of compensation awarded to, earned by, or paid to our “Named Executive Officers” (or “NEOs”). We identify the Named Executive Officers in accordance with SEC rules and include each person who in 2011 served as our principal executive officer and our principal financial officer, as well as our other most highly compensated executive officers in 2011. For 2011, our Named Executive Officers were Allen J. Anderson, President and Chief Executive Officer since June 15, 2011;  Patricia K. Fletcher, Executive Vice President, General Counsel and Secretary; Joseph Carl Mulac, III, Executive Vice President, and President of our subsidiary, Avatar Properties Inc.; Tina M. Johnston, Vice President, Principal Financial Officer and Principal Accounting Officer since August 15, 2011; Jon M. Donnell, former President and Chief Executive Officer; and Michael Rama, former Controller, Principal Financial Officer, and Principal Accounting Officer.

Following this Compensation Discussion and Analysis (“CD&A”), we present detailed tabular and narrative information concerning the compensation of each of the Named Executive Officers and their employment and other agreements. This detailed information should be read in conjunction with the CD&A.

The compensation of our Named Executive Officers should be understood within the context of our business.  We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona.  Our primary business is the development of active adult communities, in conjunction with construction and sales of residences within those communities.  We also construct and sell homes in primary residential communities, some of which we developed in prior years.  We also engage in a variety of other real estate related activities, such as the operation of amenities and the sale for third-party development of commercial and industrial land. Most of our development projects take many years to conceive, permit, develop and sell. Thus, it may take an extended period of time before a project can be viewed as “profitable” or not.

The compensation of our NEOs, is overseen and determined by the Compensation Committee of our Board of Directors. Each member of the Compensation Committee is independent in accordance with applicable rules of The Nasdaq Stock Market. The Compensation Committee works with the CEO to establish the Company’s executive compensation philosophy, policies and programs.  The Compensation Committee meets with the CEO annually to discuss his performance, but ultimately decisions regarding his compensation are made solely by the Compensation Committee based on its deliberations.

Objectives of Our Compensation Programs and What They Are Designed To Reward

Our compensation programs are intended to attract and retain executives, to motivate and reward them for achieving the Company’s long-term goals, and to align their interests with those of our stockholders.

●	In order to retain the services of our executives, our compensation practices should be competitive with those of other employers with whom we compete for talent.

●	AV Homes pays for performance. This means that our compensation program is designed to recognize an executive’s contribution that has led to the attainment of corporate goals.

●
Our compensation program is designed to motivate executives to achieve results in a manner that builds long-term stockholder value. An equity component of total compensation is included to align the interests of the executives with the interests of our stockholders.

How the Various Kinds of Compensation Are Determined and Allocated to Form a Complete Package

The objectives described above are supported by the three primary elements of our compensation program for NEOs: base salaries, annual performance-based cash bonuses, and equity awards. The limited perquisites provided to our NEOs are also available to many of our other employees.

While there are several elements to the compensation program, they are evaluated as a whole by our Compensation Committee in making its compensation determinations. We do not have any specific policies or parameters for allocating between cash and non-cash compensation or with respect to the duration of compensation arrangements. In general, the Compensation Committee has a balanced approach regarding the allocation between cash and non-cash compensation, taking into account our business plan and the responsibilities of the particular executive.

In 2010, the Compensation Committee engaged the services of Mercer LLC for the purpose of reviewing and recommending appropriate compensation arrangements for the positions of President and CEO of the Company and of President of the Company’s wholly-owned subsidiary, Avatar Properties Inc. (“API”).  Mercer’s responsibilities under the engagement were to conduct a review of compensation paid by the Company’s competitors for comparable positions and to assist in developing proposals for employment contracts for those positions.  The engagement of Mercer by the Committee during 2010 did not raise any conflict of interest since Mercer provided no additional services to the Company during the year.  A compensation consultant was not engaged in 2011.

Salaries

Salaries are a necessary part of any compensation program and paying reasonable salaries is an important aspect of attracting and retaining qualified executives. In setting salaries, we have not established any specific target levels based on peer group analyses or benchmarking studies. However, we believe that our market for executive talent is competitive, and we take this into account in the establishment of a total compensation package.

The base salary amounts for the NEOs were established in connection with the negotiation of their respective employment agreements.

Mr. Anderson was appointed President and  Chief Executive Officer of AV Homes effective June 15, 2011.  In connection with his appointment, Mr. Anderson entered into an employment agreement with AV Homes on June 15, 2011. Pursuant to the employment agreement, Mr. Anderson  receives an annual base salary of $360,000.

Ms. Fletcher’s annual base salary was reduced from $700,000 to $600,000 effective January 1, 2011.  Effective January 1, 2012, Ms. Fletcher's annual base salary was reduced to $300,000.  The reduction was offset by the grant of an opportunity to receive performance-conditioned restricted stock units.  The goal of these actions was to increase the focus on performance-based compensation, thus more closely aligning Ms. Fletcher’s compensation with the interests of our stockholders.

Mr. Mulac's annual base salary was $300,000 for 2011 pursuant to an employment agreement with AV Homes on October 25, 2010, and an amended and restated employment agreement on September 29, 2011.

Ms. Johnston was appointed Vice President, Principal Financial Officer and Principal Accounting Officer effective August 15, 2011.  In connection with Ms. Johnston's appointment, Ms. Johnston entered into an employment agreement with AV Homes on August 15, 2011.    Pursuant to the employment agreement, Ms. Johnston receives an annual base salary of $175,000.

Mr. Donnell's annual base salary was $500,000 for 2011 pursuant to an employment agreement with AV Homes on November 15, 2010.  Mr. Donnell resigned as President and Chief Executive Officer effective June 15, 2011.

Mr. Rama's annual base salary was increased effective January 2, 2011 from $135,000 to $160,000 in connection with his new responsibilities as Principal Financial Officer and Principal Accounting Officer.  Mr. Rama resigned as Controller, Principal Financial Officer and Principal Accounting Officer effective August 12, 2011.

In establishing the NEOs’ respective salaries, we considered the potentially adverse effects of Section 162(m) of the Internal Revenue Code. See “Tax and Accounting Considerations” below in this CD&A.

Performance-Based Cash and Equity Awards

A significant component of our compensation program for most NEOs is their opportunity to receive performance-based cash or equity awards. We use these awards to motivate executives toward achieving long-term corporate goals that are consistent with AV Homes' business plans. We also use them both to align the executives’ interests to those of our stockholders and to retain our executives. Like salary and bonus, we have not established any specific target levels for incentive compensation based on peer group analyses or benchmarking studies. However, we aim to set reasonable awards within the framework of a total compensation package. The specific types of awards (for example, cash or equity) and performance objectives (for example, stock price or gross profit) and periods (for example, annual or multi-year) are tailored for the recipient. In determining amounts of the awards, consideration may be given to numerous factors, including anticipated future results of operations and the executive’s anticipated contributions toward achieving such results. Amounts may also be based upon the achievement of specified stock prices and the executive’s continued employment through the vesting period. The Compensation Committee has not established a formal policy as to when grants are made. Awards are usually granted at a meeting of the Compensation Committee, and the members of the Compensation Committee may have material non-public information concerning the Company at that time.

Equity Awards

Allen Anderson

On June 15, 2011, pursuant to the terms of the Employment Agreement, Mr. Anderson was granted an award of 90,000 restricted shares of common stock of AV Homes under the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (the "Incentive Plan"), which restricted shares will vest to the extent certain performance goals are met by December 31, 2011. The performance goals to be achieved during 2011 were:  (A) the identification of, and submission to the Board of a plan for the disposition of, material non-core assets of the Company; (B) the commencement of a plan for a material reduction in general administrative and overhead costs; (C) the submission to the Board of a strategic plan for the Company to achieve positive cash flows and earnings; and (D) the commencement of the relocation of the Company’s corporate offices (including the leasing of new space and a plan for the disposition of the premises in Coral Gables).  The Compensation Committee determined that these performance goals were met and accelerated the vesting of the 90,000 restricted shares of common stock on December 20, 2011.

On January 1, 2012, Mr. Anderson was granted  an aggregate of 320,000 restricted shares of AV Homes common stock under the Incentive Plan.  The award vests in three tranches based on the achievement of performance goals for 2012 as set forth below.  The first tranche, the second tranche and the third tranche, as defined below, will vest as follows:

a)
the first tranche of 64,000 shares of restricted stock will vest on June 30, 2012 to the extent that the Compensation Committee determines that the following goals have been achieved by the end of the period from January 1, 2012 through June 30, 2012:

i)	a material reduction in general administrative and overhead costs as compared to the general administrative and overhead costs for the six-month period ending June 30, 2011;

ii)	the approval of the board of, and the commencement of the implementation of, a strategic plan for AV Homes to achieve positive cash flows and earnings; and

iii)	the completion of the relocation of AV Homes' corporate offices.

b)
the second tranche of 128,000 shares of restricted stock will vest on June 30, 2013 to the extent that the Compensation Committee determines that the following goals have been achieved by the end of the period from July 1, 2012 through June 30, 2013:

i)	the closing of the sale of material non-core assets of AV Homes;

ii)	the submission to, and approval by, the Board of a plan for AV Homes to return to profitability by December 31, 2013; and

iii)	the investment, or commitment, of at least 50% of cash available for long-term investments.

c)
the third tranche of 128,000 shares of restricted stock will vest on June 30, 2014 to the extent that the Compensation Committee determines that the following goals have been achieved by the end of the period from July 1, 2013 through June 30, 2014:

i)	the continued successful implementation of the strategic plan; and

ii)	AV Homes' return to profitability by December 31, 2013.

The Compensation Committee will determine in good faith whether and to what extent the goals for each tranche have been achieved within 15 days following each term described below.

Patricia K. Fletcher

On September 29, 2011, Ms. Fletcher was granted 147,000 restricted shares of AV Homes common stock under the Incentive Plan.  The vesting schedule of the restricted shares is as follows:

(i)
except as set forth below regarding Ms. Fletcher's termination, an aggregate of 120,000 restricted shares of AV Homes common stock shall vest, and all restrictions on such vested shares shall lapse as follows:

(A)
24,000 of the restricted shares of common stock will vest on December 31st of the year in which the price per share of common stock equals or exceeds $20.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012);

(B)
24,000 of the restricted shares of common stock will vest on December 31st of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013);

(C)
36,000 of the restricted shares of common stock will vest on December 31st  of the year in which the price per share of common stock equals or exceeds $24.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and

(D)
36,000 of the restricted shares of common stock will vest on December 31st  of the year in which AV Homes first becomes profitable after January 1, 2012 (but only if such event occurs prior to the end of fiscal year 2015); and

(ii)	an aggregate of 27,000 restricted shares will vest as follows:

(A)	9,000 restricted shares on December 31, 2012;

(B)	9,000 restricted shares on December 31, 2013; and

(C)	9,000 restricted shares on December 31, 2014, so long as, in each case, Ms. Fletcher remains continuously employed through each applicable December 31st period.

Joseph Carl Mulac, III

On September 29, 2011, the 180,000 shares of restricted common stock granted to Mr. Mulac on October 25, 2010 were cancelled and Mr. Mulac was granted 156,000 restricted shares of AV Homes common stock under the Incentive Plan on September 29, 2011.  The vesting schedule of the restricted shares is as follows:

(i)
except as set forth below regarding Mr. Mulac's termination, an aggregate of 120,000 restricted shares of AV Homes common stock  shall vest, and all restrictions on such vested shares shall lapse as follows:

(A)
24,000 of the restricted shares of common stock will vest on December 31st   of the year in which the price per share of common stock equals or exceeds $20.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012);

(B)
24,000 of the restricted shares of common stock will vest on December 31st  of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013);

(C)
36,000 of the restricted shares of common stock will vest on December 31st  of the year in which the price per share of common stock equals or exceeds $24.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and

(D)
36,000 of the restricted shares of common stock will vest on December 31st  of the year in which AV Homes first becomes profitable after September 29, 2011 (but only if such event occurs prior to the end of fiscal year 2015); and

(ii)	an aggregate of 36,000 restricted shares will vest as follows:

(A)	9,000 restricted shares on December 31, 2011;

(B)	9,000 restricted shares on December 31, 2012;

(C)	9,000 restricted shares on December 31, 2013; and

(D)	9,000 restricted shares on December 31, 2014, so long as, in each case, Mr. Mulac remains continuously employed through each applicable December 31st period.

Tina Johnston

On August 15, 2011, Ms. Johnston was granted 25,000 restricted shares of AV Homes common stock under the Incentive Plan.  The vesting schedule of the restricted shares is as follows:  (i) on December 31, 2012, and on December 31 of each of the three years thereafter, a number of restricted shares shall vest, and all restrictions on such vested shares shall lapse, such number to be equal to (A) 1,250, multiplied by (B) the performance targets percentage for the applicable year; (ii) 5,000 restricted shares will vest on the December 31 of the year in which the price per share of Common Stock equals or exceeds $20 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012);  (iii) 7,500 restricted shares will vest on the December 31 of the year in which the price per share of Common Stock equals or exceeds $24 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and (iv) 7,500 restricted shares will vest on the December 31 of the year in which AV Homes first becomes profitable after August 15, 2011 (but only if such event occurs prior to the end of fiscal year 2015).

Cash Performance-Based Awards

Pursuant to Ms. Fletcher's, Mr. Mulac's and Ms. Johnston's employment agreement, the executive officer is eligible to receive a performance-based cash award, which shall be targeted at a percentage of their annual base salary (the “Target Bonus”).  The percentage of annual base salary for the named executive officers is as follows: Ms. Fletcher – 100%; Mr. Mulac – 100%; Ms. Johnston – 50%.  The amount of the bonus will depend upon the level of Performance Targets (as defined below) that are achieved by AV Homes.  “Performance Targets” means the objective performance goals (which determine 75% of the bonus) and subjective performance goals (which determine 25% of the bonus) that are established by the Compensation Committee of the Board of Directors of AV Homes, on or before the end of the first quarter of the calendar year to which such Performance Targets relate.  With respect to the determination of the bonus under the employment agreements: (i) if 100% of the Performance Targets are achieved in a given year, the named executive officer will be paid a bonus equal to the Target Bonus; (ii) if AV Homes’ achievement of the objective performance goals for the applicable year is greater than or less than 100% of the objective portion of the Performance Targets, the portion of the bonus determined by reference to such objective performance goals shall be calculated by mathematical interpolation (however, the Compensation Committee may determine a maximum level of objective performance goals, above which no additional bonus will be paid, and a minimum level of objective performance goals, below which no portion of the bonus attributable to objective performance goals will be paid); and (iii) the portion of the bonus determined by reference to the subjective performance goals shall be determined by the Compensation Committee in its sole discretion.

In addition to any bonus Ms. Fletcher earns pursuant to her Target Bonus, described above, she is eligible for a special bonus award related to her performance on the sale and/or construction of the Poinciana Parkway ("Parkway Bonus") of not less than $100,000 but an amount not to exceed $300,000 to be awarded by the Compensation Committee based on performance targets that are achieved with respect to the Poinciana Parkway from and after September 29, 2011.  Ms. Fletcher will be paid the achieved Parkway Bonus within 30 days of the determination by the Compensation Committee that such bonus has been earned but in no event later than 90 days after the applicable performance goals have been achieved.

 Below are the objectives associated with Ms. Fletcher's  performance-based cash award for 2011 and 2012, but such award will not be paid until the end of 2012, or earlier, if such objectives are accomplished and Ms. Fletcher is terminated without cause:

•	30% - Implement new business strategy of the Company within established budget for professional fees and in conjunction with organizational and financial objectives laid out by CEO;

•
25% - Achieve sale/transfer/restructure of Solivita and Bellalago Club facilities (conditioned upon HOA acceptance or alternate structure) taking primary lead in drafting legal documentation to limit outside legal fees for these transactions;

•	20% - Manage all SEC reporting and coordinate Sarbanes Oxley control with Principal Accounting Officer; and

•	25% - Manage due diligence and documentation for new acquisitions and sales of assets while minimizing outside legal fees.

•
Special bonus award of not less than $100,000 but not to exceed $300,000 to be awarded by the Compensation Committee and paid in addition to any bonus earned per above for the completion of a (i) sale contract, (ii) public private partnership agreement or (iii) other venture agreement with one or more governmental authorities providing for governmental financing, grants or funding for the construction of the Poinciana Parkway.  Contract or agreement must be completed and signed by December 31, 2102 to qualify for special bonus.  In determining the amount of bonus to be rewarded the Compensation Committee, the Compensation Committee shall take into consideration (i) timing of commencement of construction, (ii) estimated completion date of construction and (3) amount of additional investment of capital required by the Company, if any, in order to complete the transaction and complete construction.

Below are the objectives associated with Mr. Mulac's  performance-based cash award for 2011:

•
15% - Oversee  migration of payables and homebuilding accounting from headquarters to regional offices to assure smooth transition and uninterrupted accounting for operations.  In conjunction, design and establish improved reporting of operational results, weekly sales reports and margin analysis with format and content acceptable to CEO;

•	20% - Manage new branding and naming initiative including:
o	the selection and trademark of a name for age restricted home building division,
o	design and specifications for a branding campaign for both age restricted and conventional home building division,
o	establishment of a budget for branding effort and advertising campaign to support above.

•	25% - Integrate best practices for unified, conforming operational efficiencies between Central Florida and Arizona regional offices;

•	20% - Co-lead strategic planning initiative and formulate a draft strategic plan acceptable to CEO and management team by November 1, 2011; and

•	20% - Devise strategy to increase sales and occupancy near term in AV Homes' communities through innovative and financially attractive solutions.

Below are the objectives associated with Ms. Johnston's performance-based cash award for 2011:

•	50% - Manage transition of all accounting and tax related activities from Coral Gables office to appropriate office in either Central Florida or Scottsdale.
o	Hire new employees as needed to replace those terminated,
o	Arrange for extended consulting or temporary employment of critical Coral Gables employees to assure continuity and timely filing of all required public reporting,
o	Establish appropriate cash management procedures and check authorization protocols to assure proper controls over funds and disbursements,
o	Devise and implement budget procedure for 2012 budget.

•	25% - Work with E & Y and Sunera to establish, review, monitor, and test regulatory compliance measures and procedures. Comply with same having no exceptions noted in final audits; and

•	25% - File all required regulatory and financial reports accurately and on time.

Pursuant to AV Homes' Incentive Compensation Plan the Compensation Committee approved a performance-based cash award of up to $75,000 to Mr. Rama for 2011. Below are the objectives associated with Mr. Rama's performance-based cash award for 2011:

•	20% - complete $100 million public offering;

•	20% - reduce operating cash usage from 2010 amount;

•	10% - reduce corporate general and administrative expenses from the 2010 amount;

•	15% - raise vertical construction financing

•	15% - integrate Joseph Carl Homes with AV Homes; and

•	20% - lead information technology conversion.

The following performance cash awards were granted for services rendered during 2011:  Ms. Fletcher - $0; Mr. Mulac - $165,000; Ms. Johnston - $24,812; and Mr. Rama - $41,250.

On January 25, 2012, the Compensation Committee approved a discretionary bonus to Ms. Fletcher of $50,000 to recognize her extraordinary efforts in closing the Coral Gables office and moving the company's executive offices to Central Florida.

Mr. Anderson's employment agreement does not set forth the terms of a performance-based cash award payment and to date the Compensation Committee has not determined the terms of such award, if any.

Separation Agreement for Mr. Donnell

In connection with Mr. Donnell's decision to resign as President and Chief Executive Officer of AV Homes effective June 15, 2011, Mr. Donnell entered into a Separation Agreement with AV Homes dated June 15, 2011 (the "Donnell Separation Agreement").  Pursuant to the terms of the Donnell Separation Agreement, the effective date of the Donnell Separation Agreement was the eighth day following Mr. Donnell's execution of the Donnell Separation Agreement.

Pursuant to the Donnell Separation Agreement, Mr. Donnell was: (1) paid any accrued and unpaid base salary and vacation earned but unused through the termination date, such payment to be made within 10 days following the effective date of the Donnell Separation Agreement; (2) paid an amount equal to $1,000,000 (two times his base salary) to be made in equal installments on AV Homes' regular payroll dates over the period commencing on the first payroll date following the effective date of the Donnell Separation Agreement and ending on the date that is six month after such date; (3) provided continued coverage under AV Homes' benefit plans from the termination date through December 31, 2012 based on the terms and considerations set forth in such plans; (4) provided shares of common stock equal to the number of time-based shares of restricted stock that would have vested on December 31, 2011, multiplied by a fraction, the numerator of which is equal to the number of days Mr. Donnell worked from January 1, 2011 though the termination date and the denominator of which is 365; and (5) provided shares of common stock equal to the number of performance –based shares of restricted stock that would have vested on December 31, 2011, in accordance with the terms of Mr. Donnell's employment agreement.

Separation Agreement for Mr. Rama

In connection with Mr. Rama's decision to resign as Controller, Principal Financial Officer and Principal Accounting Officer of AV Homes effective August 12, 2011, Mr. Rama entered into a Separation Agreement with Avatar Properties Inc. dated August 12, 2011 (the "Rama Separation Agreement").  Pursuant to the terms of the Rama Separation Agreement, the effective date of the Rama Separation Agreement was the eighth day following Mr. Rama's execution of the Rama Separation Agreement.  Pursuant to the Rama Separation Agreement, Mr. Rama was paid his vested incentive performance-based cash award in the amount of $41,250 and a cash amount for his accrued vacation days.

Tax and Accounting Considerations

The Company considers the tax consequences of all elements of its compensation program on both the executives and the Company. In particular, we consider the effects of Section 162(m) as well as Sections 280G and 4999 of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code could potentially limit the federal income tax deductions to be taken by the Company for compensation paid to the CEO and to each of the other three most highly compensated NEOs (other than the CFO). The general rule is that annual compensation paid to any of these executives will be deductible by AV Homes only to the extent that it does not exceed $1,000,000 (per person) or qualifies as “performance-based” compensation. Generally, we intend that compensation paid to executives will comply with requirements of Section 162(m) so that AV Homes will receive a full federal tax deduction. However, we may decide to make non-deductible payments or awards when circumstances warrant.

In the event of a change of control of the Company, Section 280G could potentially limit the federal tax deductions to be taken for certain compensation payments to an executive who could be subject to additional taxes (Section 4999). These provisions of the tax code are sometimes referred to as the “golden parachute” provisions. In general, if the total amount of payments to an individual that are contingent upon a change of control of AV Homes (within the meaning of Section 280G), including payments under our incentive plans that vest upon a change in control, equals or exceeds three times the executive’s “base amount” (generally, the individual’s average annual compensation for the five calendar years preceding the change of control), then, subject to certain exceptions, the portion of such payments in excess of the base amount may be treated as “parachute payments” under Section 280G. A portion of such payments would not be deductible by AV Homes, and the executive would be subject to a 20% excise tax on such portion of the payments.

The Company accounts for stock-based compensation in accordance with the requirements of ASC Topic 718 (“ASC 718”), which for example, requires all stock-based awards to be expensed. The adoption of ASC 718 has not affected our compensation program for NEOs.

Compensation Committee Report

The Compensation Committee of the Board of Directors of AV Homes has reviewed and discussed the foregoing Compensation Discussion and Analysis with AV Homes' management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in AV Homes' Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and AV Homes' proxy statement for the 2012 Annual Meeting.

April 30, 2012	Compensation Committee
Roger W. Einiger, Chairman
Joshua L. Nash

Summary Compensation Table

The following table presents 2011, 2010 and 2009 compensation information regarding the Company’s Chief Executive Officer, former Chief Executive Officer, former Chief Financial Officer and each of the other most highly compensated executive officers on December 31, 2011 (the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards(5)		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(7)		Total
Allen J. Anderson	2011	$198,000	$—	$1,359,000		$—	$—	$—	$26,528	(8)	$1,583,528
President and Chief	2010	—	—	—		—	—	—	—		—
Executive Officer (1)	2009	—	—	—		—	—	—	—		—

Patricia K. Fletcher	2011	$600,000	$50,000	$889,830		$—	$—	$—	$14,977	(9)	$1,554,807
Executive Vice President,	2010	700,000	—	30,120		—	—	—	552		730,672
General Counsel and Secretary	2009	713,461	—	—		—	—	—	1,956		715,417

Joseph Carl Mulac, III	2011	$300,000	$—	$(132,303)		$—	$165,000	$—	$—		$332,697
Executive Vice President;	2010	56,538	150,000	2,538,272	(6)	—	—	—	—		2,744,810
and President of Avatar Properties Inc.	2009	—	—	—		—	—	—	—		—

Tina M. Johnston	2011	$67,308	$—	$212,275		$—	$24,812	$—	$—		$304,395
Vice President, Principal	2010	—	—	—		—	—	—	—		—
Financial Officer and Principal Accounting Officer (2)	2009	—	—	—		—	—	—	—		—

Jon M. Donnell	2011	$230,770	$—	$—		$—	$—	$—	$1,073,132	(10)	$1,303,902
Former President and Chief	2010	67,308	64,384	4,427,015		—	—	—	12,450		4,571,157
Executive Officer (3)	2009	—	—	—		—	—	—	—		—

Michael Rama	2011	$98,462	$—	$—		$—	$41,250	$—	$—		$139,712
Former Controller, Principal Financial Officer and	2010	—	—	—		—	—	—	—		—
Principal Accounting Officer (4)	2009	—	—	—		—	—	—	—		—

(1)	Mr. Anderson was appointed President and Chief Executive officer on June 15, 2011.
(2)	Ms. Johnston was appointed Vice President, Principal Financial Officer and Principal Accounting Officer on August 15, 2011.
(3)	Mr. Donnell resigned as President and Chief Executive Officer on June 15, 2011.
(4)	Mr. Rama resigned as Controller, Principal Financial Officer and Principal Accounting Officer on August 12, 2011.
(5)
Represents the aggregate grant date fair value of RSU and restricted stock awards, calculated in accordance with FASB ASC Topic 718 (but disregarding estimates of forfeitures, if any). The valuation assumptions used in calculating these values are discussed in Note K of AV Homes' financial statements in the Form 10-K for the year ended December 31, 2011, as filed with the SEC. These amounts do not represent actual amounts paid or to be realized.

Amounts shown are not necessarily indicative of values to be achieved which may be more or less than the amounts shown as Awards are subject to time vesting and/or achievement of hurdle price conditions.  (See “Outstanding Equity Awards at 2011 Fiscal Year End” table below and footnotes (3) - (5) thereto.)

(6)
Represents the aggregate grant date fair value of 180,000 shares of restricted common stock granted to Mr. Mulac on October 25, 2010.  Effective September 29, 2011, the 180,000 shares of restricted common stock granted on October 25, 2010 were cancelled and Mr. Mulac was granted 156,000 shares of restricted common stock.

(7)
Except for Ms. Fletcher and Messrs. Anderson and Donnell, no Named Executive Officer received other compensation that exceeded $10,000 during Fiscal 2011. AV Homes provides group life, health, hospitalization and medical reimbursement plans which do not discriminate in scope, terms or operation in favor of officers and are available to all full-time employees.

(8)
Represents $26,250 in director compensation paid to Mr. Anderson during Fiscal 2011 for his service as a non-employee director from January 1, 2011 until his appointment as President and Chief Executive Officer on June 15, 2011 and $278 of premiums paid by AV Homes for group term life.

(9)	Represents a $14,000 automobile allowance and $977 of premiums paid by AV Homes for group term life.
(10)
Represents $1,000,000 in severance pursuant to the Separation Agreement, dated June 15, 2011, as described below under "Employment Agreements" $23,077 of accrued vacation days, a $4,800 automobile allowance, $255 of premiums paid by AV Homes for group term life, and $45,000 in a housing allowance.

Grants of Plan-Based Awards in 2011

		Estimated future payouts under non-equity incentive plan awards(1)				Estimated future payouts under equity incentive plan awards (3)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other stock awards: Number of shares of stock or units (#)(3)		All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Allen J. Anderson		—	—		—	—	90,000	—	—		—	—	1,359,900
Patricia K. Fletcher	9/29/2011	(1)	300,000		(1)	—	120,000	—	27,000	(4)	—	—	889,930
Joseph Carl Mulac, III	9/29/2011	(1)	300,000		(1)	—	120,000	—	36,000	(5)	—	—	2,405,969	(6)
Tina M. Johnston	8/15/2011	(1)	32,082	(2)	(1)	—	25,000	—	—		—	—	212,275
Jon M. Donnell	—	—	—		—	—	—	—	—		—	—	—
Michael Rama	—	—	75,000		—	—	—	—	—		—	—	—

(1)  The actual amount of incentive compensation depends upon the level of performance targets that are achieved by AV Homes.  Performance targets are the objective performance goals and subjective performance goals established by the Compensation Committee.  If 100% of the performance targets are achieved, the named executive officer will receive the target incentive compensation amount.  If AV Homes' achievement of the objective performance goals for the year is greater than or less than 100% of the objective portion of the performance targets, the portion of the incentive compensation determined by reference to such objective performance goals shall be calculated by mathematical interpolation (but the Compensation Committee may determine a maximum level of objective performance goals, above which no additional incentive compensation will be paid, and a minimum level of objective performance goals, below which no portion of the incentive compensation attributable to objective performance goals will be paid); and the portion of the incentive compensation determined by reference to the subjective performance goals shall be determined by the Compensation Committee in its sole discretion.

(2)  Represents the pro-rated amount of Ms. Johnston's incentive compensation based on Ms. Johnston's appointment as Vice President, Principal Financial Officer and Principal Accounting Officer on August 15, 2011.

(3)  These awards were granted under the Incentive Plan.  See "Employment Agreements" below for vesting information.

(4)  The restricted shares of common stock vest as follows:  9,000 shares on December 31, 2012, 9,000 shares on December 31, 2013 and 9,000 shares on December 31, 2014.

(5)  The restricted shares of common stock vest as follows: 9,000 shares on December 31, 2011, 9,000 shares on December 31, 2012, 9,000 shares on December 31, 2013 and 9,000 shares on December 31, 2014.

(6)  Represents the grant date fair value. Effective September 29, 2011, the 180,000 Shares of restricted common stock granted to Mr. Mulac on October 25, 2010 were cancelled and Mr. Mulac was granted 156,000 Shares of restricted stock.  The incremental fair value, as a result of the cancellation, is $(132,303).

Outstanding Equity Awards at 2011 Fiscal Year End

The following table provides information on the equity awards to the Named Executive Officers, which were outstanding at December 31, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Allen J. Anderson	—	—	—	—	—	—		—	—		—
Patricia K. Fletcher	—	—	—	—	—	27,000	(1)	193,860	120,000	(2)	861,600
Joseph Carl Mulac, III	—	—	—	—	—	27,000	(1)	193,860	120,000	(3)	861,600
Tina M. Johnston	—	—	—	—	—	—		—	25,000	(4)	179,500
Jon M. Donnell	—	—	—	—	—	—		—	—		—
Michael Rama	—	—	—	—	—	—		—	—		—

(1)  The restricted shares of common stock vest as follows:  9,000 shares on December 31, 2012, 9,000 shares on December 31, 2013 and 9,000 shares on December 31, 2014.

(2)  The 120,000 restricted shares of common stock vest as follows:  (i) 20% of the shares will vest on the December 31 of the year in which the price per share of AV Homes' common stock equals or exceeds $20 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012); (ii) 20% of the shares will vest on the December 31 of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013); (iii) 30% of the shares will vest on the December 31 of the year in which the price per share of AV Homes' common stock equals or exceeds $24 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and (iv) 30% of the shares will vest on the December 31 of the year in which AV Homes first becomes profitable after January 1, 2012 (but only if such event occurs prior to the end of fiscal year 2015).

(3)  The 120,000 restricted shares of common stock vest as follows:  (i) 20% of the shares will vest on the December 31 of the year in which the price per share of AV Homes' common stock equals or exceeds $20 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012); (ii) 20% of the shares will vest on the December 31 of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013); (iii) 30% of the shares will vest on the December 31 of the year in which the price per share of AV Homes' common stock equals or exceeds $24 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and (iv) 30% of the shares will vest on the December 31 of the year in which AV Homes first becomes profitable after September 29, 2011 (but only if such event occurs prior to the end of fiscal year 2015).

(4)  The 25,000 restricted shares of common stock vest as follows: (i) on December 31, 2012, and on December 31 of each of the three years thereafter, a number of restricted shares shall vest, and all restrictions on such vested shares shall lapse, such number to be equal to (A) 1,250, multiplied by (B) the applicable performance targets percentage for the year; (ii) 5,000 restricted shares will vest on the December 31 of the year in which the price per share of AV Homes' common stock equals or exceeds $20 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012); (iii) 7,500 restricted shares will vest on the December 31 of the year in which the price per share of AV Homes' common stock equals or exceeds $24 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and (iv) 7,500 restricted shares will vest on the December 31 of the year in which AV Homes first becomes profitable after August 15, 2011(but only if such event occurs prior to the end of fiscal year 2015).

Option Exercises and Stock Vested in 2011

The following table provides information on option exercises and stock vested for the Named Executive Officers during the year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Allen J. Anderson	—	$—	90,000	(1)	$607,500
Patricia K. Fletcher	—	—	—		—
Joseph Carl Mulac, III	—	—	9,000	(2)	64,620
Tina M. Johnston	—	—	—		—
Jon M. Donnell	—	—	6,822	(3)	108,334
Michael Rama	—	—	—		—
____________
(1)	On December 20, 2011, 90,000 restricted shares vested and became unrestricted, of which 32,895 shares were withheld for payment of taxes.
(2)	On December 31, 2011, 9,000 restricted shares vested and became unrestricted, of which 2,705 shares were withheld for payment of taxes.
(3)	On June 23, 2011, 6,822 restricted shares vested and became unrestricted, of which 2,486 shares were withheld for payment of taxes.

Pension Benefits for 2011

AV Homes does not sponsor any defined benefit pension plan for its employees, including the Named Executive Officers.

Nonqualified Deferred Compensation for 2011

AV Homes does not maintain a nonqualified deferred compensation plan for its employees, including the Named Executive Officers. However, AV Homes permits the Named Executive Officers to defer the receipt of payments under the Incentive Plan. There were no deferrals of compensation by any of the Named Executive Officers during 2011, or in any prior year.

Employment Agreements

General

We employ each of the Named Executive Officers pursuant to written employment agreements. We also have various other compensatory agreements with our NEOs. These agreements are discussed below in greater detail.

Allen Anderson

On December 31, 2011, AV Homes entered into an Amended and Restated Employment Agreement with Allen Anderson (the "Anderson Employment Agreement").  Effective December 31, 2011, the Anderson Employment Agreement replaces and supersedes the employment agreement between AV Homes and Mr. Anderson, dated June 15, 2011.  Mr. Anderson and the board of directors have agreed to Mr. Anderson's continued employment as Chief Executive Officer and President of AV Homes on an "at will" basis consistent with AV Homes' policy for all executive officers.  Mr. Anderson's employment is "at will," meaning that either Mr. Anderson or AV Homes may terminate his employment at any time and for any reason, with or without cause.

Pursuant to the Anderson Employment Agreement, Mr. Anderson will receive an annual base salary of $360,000 and will be entitled to participate in all employee benefit plans and arrangements for executive officers, other than AV Homes' health insurance plans. In lieu of participation in AV Homes' health insurance plan, AV Homes will reimburse Mr. Anderson, in cash, for his cost of participating in his own personal health insurance plan when he provides AV Homes with supporting documentation.

Pursuant to the Anderson Employment Agreement and a Stock Award Agreement, dated January 1, 2012, between AV Homes and Mr. Anderson, Mr. Anderson was granted  an aggregate of 320,000 restricted shares of AV Homes common stock (the "Anderson Award") under the Incentive Plan on January 1, 2012.  The Anderson Award will be divided into three tranches. The Compensation Committee will determine in good faith whether and to what extent the goals for each tranche have been achieved within 15 days following each term described below.  The first tranche, the second tranche and the third tranche, as defined below, will vest as follows:

a)
the first tranche of 64,000 shares of restricted stock will vest on June 30, 2012 to the extent that the Compensation Committee determines that the following goals have been achieved by the end of the period from January 1, 2012 through June 30, 2012:

i)	a material reduction in general administrative and overhead costs as compared to the general administrative and overhead costs for the six-month period ending June 30, 2011;

ii)	the approval of the board of, and the commencement of the implementation of, a strategic plan for AV Homes to achieve positive cash flows and earnings; and

iii)	the completion of the relocation of AV Homes' corporate offices.

b)
the second tranche of 128,000 shares of restricted stock will vest on June 30, 2013 to the extent that the Compensation Committee determines that the following goals have been achieved by the end of the period from July 1, 2012 through June 30, 2013:

i)	the closing of the sale of material non-core assets of AV Homes;

ii)	the submission to, and approval by, the Board of a plan for AV Homes to return to profitability by December 31, 2013; and

iii)	the investment, or commitment, of at least 50% of cash available for long-term investments.

c)
the third tranche of 128,000 shares of restricted stock will vest on June 30, 2014 to the extent that the Compensation Committee determines that the following goals have been achieved by the end of the period from July 1, 2013 through June 30, 2014:

i)	the continued successful implementation of the strategic plan; and

ii)	AV Homes' return to profitability by December 31, 2013.

In the event of the occurrence of a change of control, as defined in the Incentive Plan, before July 1, 2014, the Anderson Award will vest in full as of the date of the change in control.  If AV Homes terminates Mr. Anderson's employment in connection with the occurrence of a Material Capital Transaction, as defined in the Anderson Employment Agreement, before July 1, 2014 and provided Mr. Anderson is willing to remain employed through the date on which a replacement chief executive officer begins employment with AV Homes, the Anderson Award will vest in full as of the date of such termination.

The Anderson Employment Agreement also includes standard provisions relating to non-competition, confidentiality, nondisparagement and compliance with Section 409A of the Internal Revenue Code of 1986, as amended.  Pursuant to the Anderson Employment Agreement, from January 1, 2012 until the date of the executive's employment is terminated, Mr. Anderson shall not, directly or indirectly, own any interest in, operate, join, control or participate as a partner, shareholder, member, director, manager, officer, or agent of, enter into the employment of, act as a consultant to, or perform any services for any entity that is in competition with the business of AV Homes or any of their affiliates within 100 miles of any jurisdiction in which AV Homes or any of their affiliates is engaged, or in which any of the foregoing has documented plans to become engaged of which Mr. Anderson has knowledge at the time of his termination of employment.  Mr. Anderson would not be in violation of the non-competition provision if he owns less than 5%, as a passive investment, in any public company.

For purposes of the Employment Agreement, a Material Capital Transaction shall mean any sale, disposition, merger, acquisition, reorganization, consolidation, split-up, spin-off, combination, exchange of shares, or other similar corporate transaction involving AV Homes, where the value of the transaction is equal to or exceeds one-third the sum of (1) the total equity value of AV Homes based on fully diluted shares of common stock outstanding including any shares of common stock to be issued in such transaction and (2) total outstanding debt.

Patricia K. Fletcher

On September 29, 2011, AV Homes entered into the Second Amended and Restated Employment Agreement by and among AV Homes, API, and Patricia K. Fletcher (the "Fletcher Employment Agreement").  Pursuant to the Fletcher Employment Agreement, Ms. Fletcher's employment is "at will," meaning that either Ms. Fletcher or AV Homes may terminate her employment at any time and for any reason, with or without cause or notice.  Ms. Fletcher will continue to serve as the Executive Vice President, General Counsel and Corporate Secretary of AV Homes.

Pursuant to the Fletcher Employment Agreement and commencing January 1, 2012, Ms. Fletcher will receive an annual base salary of $300,000 and will be entitled to participate in all employee benefit plans and arrangements for executive officers.  Ms. Fletcher will also be eligible to receive a bonus, which shall be targeted at 100% of her annual base salary (the “Fletcher Target Bonus”).  The amount of Ms. Fletcher’s bonus will depend upon the level of Performance Targets (as defined below) that are achieved by AV Homes.  “Performance Targets” means the objective performance goals (which determine 75% of the bonus) and subjective performance goals (which determine 25% of the bonus) that are established by the Compensation Committee of the Board of Directors of AV Homes, on or before the end of the first quarter of the calendar year to which such Performance Targets relate (and, with respect to calendar year 2012, that are established by the Compensation Committee no later than 30 days following September 29, 2011).  With respect to the determination of the bonus under the Fletcher Employment Agreement: (i) if 100% of the Performance Targets are achieved in a given year, Ms. Fletcher will be paid a bonus equal to the Fletcher Target Bonus; (ii) if AV Homes’ achievement of the objective performance goals for the applicable year is greater than or less than 100% of the objective portion of the Performance Targets, the portion of the bonus determined by reference to such objective performance goals shall be calculated by mathematical interpolation (however, the Compensation Committee may determine a maximum level of objective performance goals, above which no additional bonus will be paid, and a minimum level of objective performance goals, below which no portion of the bonus attributable to objective performance goals will be paid); and (iii) the portion of the bonus determined by reference to the subjective performance goals shall be determined by the Compensation Committee in its sole discretion.  Ms. Fletcher will be paid the achieved bonus only if she is employed on the date the bonus is paid in accordance with the Fletcher Employment Agreement or if she is terminated without Cause (as defined above).  In addition to any bonus Ms. Fletcher earns pursuant to the Fletcher Target Bonus, she is eligible for a special bonus award related to her performance on the sale and/or construction of the Poinciana Parkway ("Parkway Bonus") of not less than $100,000 but an amount not to exceed $300,000 to be awarded by the Compensation Committee based on performance targets that are achieved with respect to the Poinciana Parkway from and after September 29, 2011.  Ms. Fletcher will be paid the achieved Parkway Bonus within 30 days of the determination by the Compensation Committee that such bonus has been earned but in no event later than 90 days after the applicable performance goals have been achieved.

Pursuant to the Fletcher Employment Agreement and a Stock Award Agreement, dated September 29, 2011, between Ms. Fletcher and AV Homes, Ms. Fletcher was granted 147,000 restricted shares of AV Homes common stock under the Plan on September 29, 2011.  The vesting schedule of the restricted shares is as follows:

(i) except as set forth below regarding Ms. Fletcher's termination, an aggregate of 120,000 restricted shares of AV Homes common stock shall vest, and all restrictions on such vested shares shall lapse as follows:

(A) 24,000 of the restricted shares of common stock will vest on December 31st of the year in which the price per share of common stock equals or exceeds $20.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012);

(B) 24,000 of the restricted shares of common stock will vest on December 31st of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013);

(C) 36,000 of the restricted shares of common stock will vest on December 31st of the year in which the price per share of common stock equals or exceeds $24.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and

(D) 36,000 of the restricted shares of common stock will vest on December 31st of the year in which AV Homes first becomes profitable after January 1, 2012 (but only if such event occurs prior to the end of fiscal year 2015); and

(ii) an aggregate of 27,000 restricted shares will vest as follows:

(A) 9,000 restricted shares on December 31, 2012;

(B) 9,000 restricted shares on December 31, 2013;  and

(C) 9,000 restricted shares on December 31, 2014, so long as, in each case, Ms. Fletcher remains continuously employed  through each applicable December 31st period.

If Ms. Fletcher's employment is terminated prior to December 31, 2011, the 147,000 restricted shares of AV Homes common stock will lapse and immediately terminate in full.  If Ms. Fletcher's employment is terminated on or after January 1, 2012 for any reason other than for cause, provided Ms. Fletcher and AV Homes execute and deliver a mutual general release of all claims, then the number of shares of restricted stock that would have vested on December 31 of the year in which the termination occurs because some or all of the provisions of (i)(A) - (i)(C) above were satisfied shall vest and the remaining unvested restricted stock shall lapse and immediately terminate.  If a change in control, as defined in the Incentive Plan, occurs during Ms. Fletcher's employment, the restricted shares granted pursuant to the Fletcher Employment Agreement will fully vest as of the date of the change in control.  If Ms. Fletcher's employment is terminated by AV Homes or API for Cause (as described above), then the restricted shares granted under the Fletcher Employment Agreement will lapse and immediately terminate in full, and Ms. Fletcher will have no right to any shares of the common stock subject to the restricted share grant.

Pursuant to the Fletcher Employment Agreement, Ms. Fletcher is required to hold a number of vested shares of common stock of AV Homes having a fair market value equal to or greater than three times her base salary.  This requirement will begin at such time as a sufficient number of restricted shares granted under the Fletcher Employment Agreement have vested such that she owns, together with any shares of common stock she purchases, shares of common stock having a fair market value equal to or greater than three times her base salary.

The Fletcher Employment Agreement also includes standard provisions relating to non-competition, confidentiality, nondisparagement and compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

The Fletcher Employment Agreement replaces and supersedes the employment agreement between AV Homes and Ms. Fletcher, dated December 22, 2008 and amended on October 26, 2009 and August 25, 2010, and will be effective at January 1, 2012, except that the restricted stock award provisions, Parkway Bonus provisions and restrictive covenants provisions included in the Fletcher Employment Agreement are effective as of September 29, 2011.

Joseph Carl Mulac, III

On September 29, 2011, AV Homes entered into an Amended and Restated Employment Agreement by and among AV Homes, API, and Carl Mulac (the "Mulac Employment Agreement").  Pursuant to the Mulac Employment Agreement, Mr. Mulac's employment is "at will," meaning that either Mr. Mulac or AV Homes may terminate his employment at any time and for any reason, with or without cause or notice.  Mr. Mulac will continue to serve as the Executive Vice President of AV Homes and President of Avatar Properties.

Pursuant to the Mulac Employment Agreement, Mr. Mulac will receive an annual base salary of $300,000 and will be entitled to participate in all employee benefit plans and arrangements for executive officers.  Mr. Mulac will also be eligible to receive a bonus, which shall be targeted at 100% of his annual base salary (the “Mulac Target Bonus”).  The amount of Mr. Mulac’s bonus will depend upon the level of Performance Targets (as defined below) that are achieved by AV Homes.  “Performance Targets” means the objective performance goals (which determine 75% of the bonus) and subjective performance goals (which determine 25% of the bonus) that are established by the Compensation Committee, on or before the end of the first quarter of the calendar year to which such Performance Targets relate (and, with respect to calendar year 2012, that are established by the Compensation Committee no later than 30 days following September 29, 2011).  With respect to the determination of the bonus under the Mulac Employment Agreement: (i) if 100% of the Performance Targets are achieved in a given year, Mr. Mulac will be paid a bonus equal to the Mulac Target Bonus; (ii) if AV Homes’ achievement of the objective performance goals for the applicable year is greater than or less than 100% of the objective portion of the Performance Targets, the portion of the bonus determined by reference to such objective performance goals shall be calculated by mathematical interpolation (however, the Compensation Committee may determine a maximum level of objective performance goals, above which no additional bonus will be paid, and a minimum level of objective performance goals, below which no portion of the bonus attributable to objective performance goals will be paid); and (iii) the portion of the bonus determined by reference to the subjective performance goals shall be determined by the Compensation Committee in its sole discretion.  Mr. Mulac will be paid the achieved bonus only if he is employed on the date the bonus is paid in accordance with the Mulac Employment Agreement or if he is terminated without Cause (as defined below).

Pursuant to the Mulac Employment Agreement and a Stock Award Agreement, dated September 29, 2011, between Mr. Mulac and AV Homes, Mr. Mulac was granted 156,000 restricted shares of AV Homes common stock under the Incentive Plan on September 29, 2011.  The vesting schedule of the restricted shares is as follows:

(i) except as set forth below regarding Mr. Mulac's termination, an aggregate of 120,000 restricted shares of AV Homes common stock  shall vest, and all restrictions on such vested shares shall lapse as follows:

(A) 24,000 of the restricted shares of common stock will vest on December 31st of the year in which the price per share of common stock equals or exceeds $20.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012);

(B) 24,000 of the restricted shares of common stock will vest on December 31st of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013);

(C) 36,000 of the restricted shares of common stock will vest on December 31st of the year in which the price per share of common stock equals or exceeds $24.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and

(D) 36,000 of the restricted shares of common stock will vest on December 31st of the year in which AV Homes first becomes profitable after September 29, 2011 (but only if such event occurs prior to the end of fiscal year 2015); and

(ii) an aggregate of 36,000 restricted shares will vest as follows:

(A) 9,000 restricted shares on December 31, 2011;

(B) 9,000 restricted shares on December 31, 2012;

(C) 9,000 restricted shares on December 31, 2013; and

(D) 9,000 restricted shares on December 31, 2014, so long as, in each case, Mr. Mulac remains continuously employed  through each applicable December 31st period.

If Mr. Mulac's employment is terminated prior to December 31, 2011, the 156,000 restricted shares of AV Homes common stock will lapse and immediately terminate in full.  If Mr. Mulac's employment is terminated on or after January 1, 2012 for any reason other than for Cause (as described below), provided Mr. Mulac and AV Homes execute and deliver a mutual general release of all claims, then the number of shares of restricted stock that would have vested on December 31 of the year in which the termination occurs because some or all of the provisions of (i)(A) - (i)(C) above were satisfied shall vest and the remaining unvested restricted stock shall lapse and immediately terminate.  If a change in control, as defined in the Plan, occurs during Mr. Mulac's employment, the restricted shares granted pursuant to the Mulac Employment Agreement will fully vest as of the date of the change in control.  If Mr. Mulac's employment is terminated by AV Homes or API for Cause (as described below), then the restricted shares granted under the Mulac Employment Agreement will lapse and immediately terminate in full, and Mr. Mulac will have no right to any shares of the common stock subject to the restricted share grant.

Pursuant to the Mulac Employment Agreement, Mr. Mulac is required to hold a number of vested shares of common stock of AV Homes having a fair market value equal to or greater than three times his base salary.  This requirement will begin at such time as a sufficient number of restricted shares granted under the Mulac Employment Agreement have vested such that he owns, together with any shares of common stock he purchases, shares of common stock having a fair market value equal to or greater than three times his base salary.

The Mulac Employment Agreement also includes standard provisions relating to non-competition, confidentiality, nondisparagement and compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

Effective January 1, 2011, the Mulac Employment Agreement replaces and supersedes the employment agreement between AV Homes and Mr. Mulac dated October 22, 2010. Pursuant to the Mulac Employment Agreement, the 180,000 restricted shares of common stock granted on October 25, 2010 are cancelled.

Tina M. Johnston

In connection with Ms. Johnston's appointment, Ms. Johnston entered into an employment agreement with AV Homes and API, dated as of August 15, 2011 (the "Original Johnston Employment Agreement").  Pursuant to the Original Johnston Employment Agreement, Ms. Johnston's employment is "at will," meaning that either Ms. Johnston or Avatar Properties may terminate her employment at any time and for any reason, with or without cause or notice.

Pursuant to the Original Johnston Employment Agreement, Ms. Johnston will receive an annual base salary of $175,000 and will be entitled to participate in all employee benefit plans and arrangements for executive officers.  Ms. Johnston will also be eligible to receive a bonus, which shall be targeted at 50% of her annual base salary (the “Original Target Bonus”).  The amount of Ms. Johnston’s bonus will depend upon the level of Performance Targets (as defined below) that are achieved by Avatar Properties.  “Performance Targets” means the objective performance goals (which determine 75% of the bonus) and subjective performance goals (which determine 25% of the bonus) that are established by the Compensation Committee and are approved by the Board, on or before the end of the first quarter of the calendar year to which such Performance Targets relate (and, with respect to calendar year 2011, that are established by the Compensation Committee and approved by the Board within 30 days following August 15, 2011).  With respect to the determination of the bonus under the Employment Agreement: (i) if 100% of the Performance Targets are achieved in a given year, Ms. Johnston will be paid a bonus equal to the Target Bonus; (ii) if Avatar Properties’ achievement of the objective performance goals for the applicable year is less than 100% of the objective portion of the Performance Targets, the portion of the bonus determined by reference to such objective performance goals shall be adjusted downward by mathematical interpolation (however, the Compensation Committee may determine a minimum level of objective performance goals below which no portion of the bonus attributable to objective performance goals will be paid); and (iii) the portion of the bonus determined by reference to the subjective performance goals shall be determined by the Compensation Committee and approved by the Board in its sole discretion (and in any given year, the percentage of the Performance Targets that are achieved, and accordingly the percentage of the Target Bonus that is paid to Ms. Johnston, is referred to as the “Performance Targets Percentage”).  Ms. Johnston will be paid a bonus only if she is employed on the date the bonus is paid in accordance with the Employment Agreement.  For calendar year 2011, Ms. Johnston's bonus shall be prorated to reflect the portion of the calendar year that she was employed.

Pursuant to the Original Johnston Employment Agreement and a Stock Award Agreement, dated August 15, 2011, between Ms. Johnston and AV Homes, Ms. Johnston was granted 25,000 restricted shares of AV Homes common stock under the Incentive Plan on August 15, 2011.  The vesting schedule of the restricted shares is as follows:  (i) On December 31, 2012, and on December 31 of each of the three years thereafter, a number of restricted shares shall vest, and all restrictions on such vested shares shall lapse, such number to be equal to (A) 1,250, multiplied by (B) the Performance Targets Percentage for the applicable year; (ii) 5,000 restricted shares will vest on the December 31 of the year in which the price per share of Common Stock equals or exceeds $20 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012);  (iii) 7,500 restricted shares will vest on the December 31 of the year in which the price per share of Common Stock equals or exceeds $24 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and (iv) 7,500 restricted shares will vest on the December 31 of the year in which AV Homes first becomes profitable after August 15, 2011 (but only if such event occurs prior to the end of fiscal year 2015).   If Ms. Johnston's employment is terminated on or after August 15, 2011 for any reason other than for Cause (as described below), provided Ms. Johnston and AV Homes execute and deliver a mutual general release of all claims, then the number of shares of restricted stock that would have vested on December 31 of the year in which the termination occurs because some or all of the provisions of (i) – (iii) above were satisfied shall vest and the remaining unvested restricted stock shall lapse and immediately terminate.   If a change in control, as defined in the Plan, occurs during Ms. Johnston's employment, the restricted shares granted pursuant to the Employment Agreement will fully vest as of the date of the change in control.  If Ms. Johnston's employment is terminated by AV Homes or Avatar Properties for Cause (as described below), then the restricted shares granted under the Employment Agreement will lapse and immediately terminate in full, and Ms. Johnston will have no right to any shares of the common stock subject to the restricted share grant.  For purposes of the Employment Agreement, "Cause" means Ms. Johnston’s (A) failure to perform her material duties for AV Homes or Avatar Properties, which failure remains uncured for 30 days after she receives written notice from AV Homes or API demanding cure; (B) willful misconduct or gross neglect in the performance of her duties, or willful failure to abide by good faith business-related instructions of the Board; (C) breach of any material provision of the Employment Agreement, which breach remains uncured for 30 days after she receives written notice from AV Homes or API demanding cure; (D) conviction of, or entering a plea of guilty or nolo contendere to, a felony or any misdemeanor or other crime involving fraud, embezzlement, theft, dishonesty or moral turpitude; (E) commission of fraud or embezzlement against AV Homes or API; or (F) engaging in conduct which is materially injurious to the business or reputation of AV Homes or Avatar Properties, including but not limited to any violation of AV Homes’ or API’s material policies generally applicable to all executive officers (including but not limited to the Code of Conduct, Code of Ethics, policies relating to compliance with applicable securities laws, policies relating to conduct in the workplace (e.g., sexual harassment, etc.)).

Pursuant to the Original Johnston Employment Agreement, Ms. Johnston is required to hold a number of vested shares of common stock of AV Homes having a fair market value equal to or greater than three times her base salary.  This requirement will begin at such time as a sufficient number of restricted shares granted under the Employment Agreement have vested such that she owns, together with any shares of common stock she purchases, shares of common stock having a fair market value equal to or greater than three times her base salary.

The Employment Agreement also includes standard provisions relating to non-competition, confidentiality, nondisparagement and compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

On September 29, 2011, AV Homes entered into an Amended and Restated Employment Agreement by and among AV Homes, API, and Tina Johnston (the "Amended Johnston Employment Agreement").  Effective August 15, 2011, the Amended Johnston Employment Agreement replaces and supersedes Original Johnston Agreement.  Ms. Johnston will continue to serve as the Vice President, Principal Financial Officer and Principal Accounting Officer of AV Homes and Chief Accounting Officer and Vice President of Avatar Properties.  The sole purpose of the amendment and restatement is to bring Ms. Johnston's non-competition provision in line with the non-competition provision of AV Homes' other executive officers. Except for the non-competition provision, all other material terms of the Original Johnston Agreement remain the same.

Provisions Applicable to Ms. Fletcher, Mr. Mulac and Ms. Johnston

Pursuant to the Mulac Employment Agreement, the Fletcher Employment Agreement, and the Johnston Employment Agreement, from September 29, 2011 until the date of the executive's termination (the "Restriction Period"), the executive shall not, directly or indirectly, own any interest in, operate, join, control or participate as a partner, shareholder, member, director, manager, officer, or agent of, enter into the employment of, act as a consultant to, or perform any services for any entity that is in competition with the business of AV Homes or API or any of their affiliates within 100 miles of any jurisdiction in which AV Homes or API or any of their affiliates is engaged, or in which any of the foregoing has documented plans to become engaged of which executive has knowledge at the time of his or her termination of employment.  However, if the executive is terminated for Cause (as described above) the Restriction Period shall end on the date that is six months after the date of termination.  The executive would not be in violation of the non-competition provision if the executive owns less than 5%, as a passive investment, in any public company.

Pursuant to the Company's various employment agreements with Ms. Fletcher, Ms. Johnston and Mr. Mulac, each of them is entitled to certain payments of achieved annual target bonuses or achieved special bonus awards as of the date of termination upon her or his termination of employment without Cause.  Achieved bonuses or a special bonus award as of the date of termination refers to such bonus with respect to which the applicable performance targets have been met prior to the date of termination.

"Cause" means the executive's:

•	failure to perform his or her material duties for AV Homes or API, which failure remains uncured for 30 days after he or she receives written notice from AV Homes or API demanding cure;

•	willful misconduct or gross neglect in the performance of his or her duties, or willful failure to abide by good faith business-related instructions of the Board;

•	breach of any material provision of the employment agreement, which breach remains uncured for 30 days after he or she receives written notice from AV Homes or Avatar Properties demanding cure;

•	conviction of, or entering a plea of guilty or nolo contendere to, a felony or any misdemeanor or other crime involving fraud, embezzlement, theft, dishonesty or moral turpitude;

•	commission of fraud or embezzlement against AV Homes or Avatar Properties; or

•
engaging in conduct which is materially injurious to the business or reputation of AV Homes or Avatar Properties, including but not limited to any violation of AV Homes’ or Avatar Properties’ material policies generally applicable to all executive officers (including but not limited to the Code of Conduct, Code of Ethics, policies relating to compliance with applicable securities laws, policies relating to conduct in the workplace (e.g., sexual harassment, etc.)).

Jon M. Donnell

In connection with his appointment as Chief Executive Officer, Mr. Donnell, entered into an employment agreement with AV Homes (the “Donnell Employment Agreement”) on October 19, 2010. Pursuant to the Donnell Employment Agreement, the initial term of Mr. Donnell’s employment commenced on November 15, 2010 and ends on December 31, 2012. Mr. Donnell’s employment will automatically renew on January 1 of each subsequent year for additional one-year terms and the term of employment will continue until AV Homes or Mr. Donnell provides written notice of non-renewal at least 90 days prior to the expiration of the term. Mr. Donnell’s employment may also be terminated pursuant to customary termination provisions set forth in the Donnell Employment Agreement.

Pursuant to the Donnell Employment Agreement, Mr. Donnell will receive an annual base salary of $500,000. Mr. Donnell is also eligible to receive an annual target bonus that will be targeted at 100% of the base salary. The annual target bonus amount is dependent upon the level of performance targets achieved by AV Homes (which determines 75% of the bonus) and subjective performance goals (which determines 25% of the bonus) established by the compensation committee of the Board of Directors and approved by the Board of Directors. For calendar year 2010, Mr. Donnell’s bonus is guaranteed at $64,384, based on the fraction of the year that Mr. Donnell is employed by AV Homes. On the commencement of his employment, Mr. Donnell will be granted an award of 310,000 restricted shares of common stock. In general, of the 310,000 restricted shares awarded, (i) 70,000 shares (the “time based award”) vest incrementally over a time period ending December 31, 2014, and (ii) up to 240,000 shares (the “performance based award”) vest depending on AV Homes’ stock being at least equal to specified hurdle prices (ranging from $25 to $40) for 20 trading days out of any consecutive 30-day period of time at dates through December 31, 2015, in each case subject to Mr. Donnell’s continued employment.

In the event that AV Homes terminates Mr. Donnell without Cause (as defined in the Employment Agreement), Mr. Donnell terminates his employment for Good Reason (as defined in the Employment Agreement), or AV Homes fails to renew the Employment Agreement, Mr. Donnell will receive (A) accrued and unpaid base salary and vacation earned through the date of termination; (B) provided Mr. Donnell executes a general release of all claims against AV Homes, (x) an amount equal to two times Mr. Donnell’s base salary and (y) continued coverage under the benefit plans until the end of the employment term (or, if longer, for 12 months); and (C) (i) a number of the time based award shares that will vest as of the date of termination based on the number of shares that would have vested during that year and the number of days Mr. Donnell worked that year; and (ii) any performance based award shares that would have vested on December 31 of the year in which his termination occurs (because some or all of the applicable provisions of the Employment Agreement were satisfied before the date of such termination).

The Employment Agreement also includes provisions relating to non-compete, non-solicitation, confidentiality and compliance with Sections 409A of the Internal Revenue Code of 1986, as amended. In addition, pursuant to the terms of the Employment Agreement, upon the occurrence of a Change of Control (as defined in the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended) during the term or within 120 days following the termination of Mr. Donnell’s employment for any reason other than by AV Homes for cause or by Mr. Donnell without good reason, (i) the time based award will vest in full as of the date of the Change in Control, and (ii) the performance based award will vest as of the date of the Change in Control, but only to the extent the applicable provisions of the Employment Agreement were satisfied prior to, or in conjunction with, the Change in Control.

In connection with Mr. Donnell's decision to resign as President and Chief Executive Officer of AV Homes effective June 15, 2011, Mr. Donnell entered into a Separation Agreement with AV Homes dated June 15, 2011 (the "Donnell Separation Agreement").  Pursuant to the terms of the Donnell Separation Agreement, the effective date of the Donnell Separation Agreement was the eighth day following Mr. Donnell's execution of the Donnell Separation Agreement.

Pursuant to the Donnell Separation Agreement, Mr. Donnell was (1) paid any accrued and unpaid base salary and vacation earned but unused through the termination date, such payment to be made within 10 days following the effective date of the Donnell Separation Agreement; (2) paid an amount equal to $1,000,000 (two times his base salary) to be made in equal installments on AV Homes' regular payroll dates over the period commencing on the first payroll date following the effective date of the Donnell Separation Agreement and ending on the date that is six month after such date; (3) provided continued coverage under AV Homes' benefit plans from the termination date through December 31, 2012 based on the terms and considerations set forth in such plans; (4) provided shares of common stock equal to the number of time-based shares of restricted stock that would have vested on December 31, 2011, multiplied by a fraction, the numerator of which is equal to the number of days Mr. Donnell worked from January 1, 2011 though the termination date and the denominator of which is 365; and (5) provided shares of common stock equal to the number of performance –based shares of restricted stock that would have vested on December 31, 2011, in accordance with the terms of Mr. Donnell's employment agreement.

The Donnell Separation Agreement also contains customary provisions relating to confidentiality, nondisparagement, non-competition, mutual release of claims, and compliance with Sections 409A of the Internal Revenue Code of 1986, as amended.  In addition, pursuant to the Donnell Separation Agreement, for the six month period commencing on the termination date Mr. Donnell shall not, directly or indirectly, own any interest in, operate, join, control or participate as a partner, shareholder, member, director, manager, officer, or agent of, enter into the employment of, act as a consultant to, or perform any services for any entity that is in competition with the business of AV Homes or any of AV Homes' affiliates within 100 miles of a jurisdiction in which AV Homes or any of AV Homes' affiliates is engaged, or in which they have documented plans to become engaged and Mr. Donnell has knowledge of such plans as of the termination date.  Mr. Donnell will not be in violation of the non-compete as a result of his ownership of less than 5% equity in any public company operating any of AV Homes' lines of business.

Michael Rama

In connection with Mr. Rama's decision to resign as Controller, Principal Financial Officer and Principal Accounting Officer of AV Homes effective August 12, 2011, Mr. Rama entered into a Separation Agreement with Avatar Properties Inc. dated August 12, 2011 (the "Rama Separation Agreement").  Pursuant to the terms of the Rama Separation Agreement, the effective date of the Rama Separation Agreement was the eighth day following Mr. Rama's execution of the Rama Separation Agreement.  Pursuant to the Rama Separation Agreement, Mr. Rama was paid his vested incentive performance-based cash award in the amount of $41,250 and a cash amount for his accrued vacation days. The Rama Separation Agreement also contains customary provisions relating to confidentiality, nondisparagement, non-competition, and mutual release of claims.

  Potential Payments Upon Termination or Change-in-Control

Under the AV Homes' various agreements with the NEOs, each of them is or was entitled to certain payments and benefits upon his or her termination of employment for specified reasons and in the event of a change in control of the AV Homes. The arrangements that each named executive officer has or had with respect to termination and/or change in control and the definitions that apply to such arrangements is described above under Employment Agreements. The section below quantifies certain compensation and benefits that would be payable to these individuals under the various arrangements if their employment had terminated on December 31, 2011, and/or a change in control of AV Homes had occurred on that date, given the individual’s compensation on that date and, if applicable, based on the closing market price of the Company’s Common Stock on the last trading day of 2011 ($7.18). For a general description of the agreements see “Employment Agreements” above.

Change in Control

The following table shows amounts that would be payable under existing change in control arrangements. Equity payouts illustrated below are for unvested awards; vested equity is disclosed in the “Option Exercises and Stock Vested in 2011” table.

Name	Cash	Restricted Stock/RSUs	Total
Allen J. Anderson	$—	$—	$—
Patricia K. Fletcher	—	1,055,460	1,055,460
Joseph Carl Mulac, III	—	1,055,460	1,055,460
Tina M. Johnston	—	179,500	179,500
Jon M. Donnell(1)	—	—	—
Michael Rama(1)	—	—	—
____________

(1)	Mr. Donnell resigned on June 15, 2011. Mr. Rama resigned on August 12, 2011. See table below "Without Cause/With Good Reason" for payments paid to Messr. Donnell and Rama upon their resignations.

Without Cause/With Good Reason

The following table shows amounts that would be payable in case of the executive’s termination by the Company without Cause, including death or termination due to disability, or his or her resignation for Good Reason.

Name	Severance		Incentive Compensation	Restricted Stock	Other		Total
Allen J. Anderson	$—		$—	$—	$—		$—
Patricia K. Fletcher	—		—	—	25,000	(3)	25,000
Joseph Carl Mulac, III	—		165,000	—	—		165,000
Tina M. Johnston	—		24,812	—	—		24,812
Jon M. Donnell(1)	1,000,000	(2)	—	—	23,077	(4)	1,023,077
Michael Rama(1)	—		41,250	—	9,231	(4)	50,481
____________

(1)	Mr. Donnell resigned on June 15, 2011. Mr. Rama resigned on August 12, 2011. The amounts in this table represent the amount paid to Messr. Donnell and Rama upon their resignations.

(2)	Represents $1,000,000 in severance pursuant to the Separation Agreement, dated June 15, 2011, as described above under "Employment Agreements."

(3)	Estimate of relocation expenses to be reimbursed pursuant to Ms. Fletcher's employment agreement.

(4)	Represents cash payment of accrued vacation days.

With Cause

If the Named Executive Officers were terminated by the Company for Cause on December 31, 2011, AV Homes would not have been required to make cash payments to Named Executive Officers and all restricted shares held by the Named Executive Officers would have lapsed and terminated in full.

Director Compensation

Compensation of each non-employee director of AV Homes is $52,500 per annum. Each non-employee member of the Executive Committee of AV Homes  receives a retainer of $2,000 per annum. Members and the Chairman of the Audit Committee receive additional compensation of $12,000 and $14,000 per annum, respectively. Members and the Chairman of the Nominating and Corporate Governance Committee receive additional compensation of $4,000 and $7,000 per annum, respectively. Members and the Chairman of the Compensation Committee receive additional compensation of $4,000 and $5,000 per annum, respectively.

The Nominating and Corporate Governance Committee adopted a deferral program applicable to non-employee directors. Under the deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of Stock Units based upon the closing price of the common stock on the due date of each payment. The Stock Units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director.

The Nominating and Corporate Governance Committee also determined to grant annual awards of RSUs to all non-employee directors. On June 2, 2011, each non-employee director was awarded 895 RSUs for service as a director for the term beginning June 2, 2011. The RSUs will vest and be converted into an equivalent number of shares of common stock upon the earlier of the first anniversary of the date of the award and the date immediately preceding the date of AV Homes’ 2012 Annual Meeting of Stockholders, provided that the non-employee director is a member of the Board of Directors on such vesting date. The RSUs will vest immediately upon the death or disability of the non-employee director or upon a change in control of the company. If the non-employee director ceases to be a member of the Board of Directors for any other reason, the RSUs will be forfeited, unless the Board of Directors provides otherwise.

The following table sets forth the retainer, other cash fees and equity compensation received during the fiscal year ended December 31, 2011, by non-management directors.

Name	Fees Earned or Paid in Cash		Stock Awards(2)	All Other Compensation(3)	Total
Paul D. Barnett	$56,500	(1)	$14,499	—	$70,999
Milton Dresner (4)	63,500		14,499	—	77,999
Roger W. Einiger	70,500	(1)	14,499	—	84,999
Reuben S. Leibowitz	53,500		14,499	—	67,999
Joshua Nash	54,500	(1)	14,499	—	68,999
Kenneth T. Rosen (4)	73,500		14,499	—	87,999
Joel M. Simon	66,500	(1)	14,499	—	80,999
Beth A. Stewart (4)	68,500		14,499	—	82,999
____________

(1)
Includes respective amounts of $28,242, $35,238, $27,247 and $16,616 fees to Messrs. Barnett, Einiger, Nash and Simon, respectively, which were deferred during 2011 and represented by Stock Units under the deferral program adopted in June 2005.

(2)
Represents for each director the aggregate grant date fair value of 895 RSUs which reflects each director’s total stock awards outstanding as of December 31, 2011. The grant date fair value of these RSUs is $16.20 per share, calculated in accordance with FASB ASC Topic 718 by using the closing price of the Common Stock on June 2, 2011, the date of grant.

(3)	No non-employee director received other compensation that exceeded $10,000 during Fiscal 2011.

(4)	Effective February 13, 2012, Milton H. Dresner, Kenneth T. Rosen and Beth A. Stewart resigned as members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal 2011 were, Messrs. Dresner, Einiger and Rosen.  Effective February 13, 2012, Messrs. Dresner and Rosen resigned as directors and members of the Compensation Committee and Mr. Nash was appointed as a member of the Compensation Committee.  None of these former nor current members of the Compensation Committee has been an executive officer or employee of AV Homes, and none were party to any related person transaction with AV Homes that would require disclosure in this Form 10-K/A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of April  20, 2012, unless noted otherwise, information with respect to each person or entity known by the Board of Directors to be the beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated, all shares are owned directly.

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
ODAV LLC	One Rockefeller Plaza	2,107,763	(1)(2)	16.0%
	20th Floor
	New York, NY 10020

JEN Partners, LLC	551 Madison Avenue	1,050,572	(3)	8.0%
	New York, NY 10022

First Manhattan Co.	437 Madison Avenue	1,248,158	(4)	9.5%
	New York, NY 10022

Dimensional Fund Advisors LP	Palisades West, Building One	795,926	(5)	6.0%
	6300 Bee Cave Road
	Austin, TX 78746

Leon Levy Foundation	One Rockefeller Plaza	706,426	(6)	5.4%
	20th Floor
	New York, NY 10020
____________

(1) Does not include shares owned by Joshua Nash, who is Chairman of the Board of Directors of AV Homes and is sole member of Joshua Nash II LLC, the managing member of ODAV LLC, a Delaware limited liability company (“ODAV”), formed in September 2003 to hold the common stock owned by Odyssey Partners, L.P. Joshua Nash has the sole power to vote and dispose of the shares of common stock beneficially owned by ODAV and, accordingly, may be deemed to own beneficially the common stock owned by ODAV. Joshua Nash has expressly disclaimed any such beneficial ownership (within the meaning of Exchange Act Rule 13d-3(d)(1)) which exceeds the proportionate interest in the common stock which he may be deemed to own as a member of ODAV. AV Homes has been advised that no other person exercises (or may be deemed to exercise) any voting or investment control over the common stock owned by ODAV. Joshua Nash’s ownership of common stock is indicated in the table included in “Security Ownership of Directors and Management.”

(2) By virtue of its present common stock ownership, ODAV may be deemed to be a “control” person of AV Homes within the meaning of that term as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

(3)  Based upon Schedule 13D, filed on November 4, 2010, JEN Partners, LLC (“JEN”), a Delaware limited liability company, and Reuben S. Leibowitz, a member of the Board of Directors of AV Homes, and the sole managing member of JEN, are deemed to beneficially own 630,343 shares and 420,229 shares, respectively, of restricted common stock of AV Homes held by JEN I, L.P. (“JEN I”), a Delaware limited partnership, and JEN Residential LP (“JEN Residential”), a Delaware limited partnership. JEN is the general partner and Mr. Leibowitz is a limited partner of JEN I and JEN Residential.  Shares held by JEN I and JEN Residential were issued upon the acquisition by API of a portfolio of real estate assets in Arizona and Florida from entities affiliated with JEN (the “JEN Transaction”).  JEN I, JEN and Mr. Leibowitz may be deemed to share voting and dispositive power over the shares held by JEN I; and JEN Residential, JEN and Mr. Leibowitz may be deemed to share voting and dispositive power over the shares held by JEN Residential.  For further information regarding the JEN Transaction, see Part III, Item 13 - Certain Relationships and Related Party Transactions, and Director Independence.

(4) Based upon information set forth in Amendment No. 4 to Schedule 13G, filed on February 14, 2012, First Manhattan Co. (“FMC”) (a registered investment adviser) is deemed to beneficially own 1,248,158 shares, of which FMC has sole voting and dispositive power with respect to 70,395 shares, shared voting power with respect to 1,111,184 shares, and shared dispositive power with respect to 1,177,763 shares.

(5) Based upon information set forth in Amendment No. 5 to Schedule 13G, filed on February 14, 2012, Dimensional Fund Advisors LP (“DFA”) (a registered investment advisor) is deemed to beneficially own 810,581 shares by virtue of its service as investment advisor to four investment companies and investment manager to certain other commingled group trusts and separate accounts, none of which, to DFA’s knowledge, holds 5% or more of the Common Stock. DFA has sole voting power with respect to 776,025 shares and sole dispositive power with respect to 795,926 shares, and disclaims beneficial ownership of such shares.

(6) Based upon information set forth in Schedule 13G, filed April 26, 2007, Shelby White and Elizabeth Moynihan, trustees of the Leon Levy Foundation (the "Foundation"), may be deemed to beneficially own the shares owned by the Foundation for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended. The Foundation, Shelby White and Elizabeth Moynihan have shared voting and dispositive power over the shares, and beneficial ownership of such shares is disclaimed by Shelby White and Elizabeth Moynihan.

Security Ownership of Directors and Management

The following table sets forth, as of April 20, 2012, information with respect to the outstanding shares of Common Stock owned beneficially by each current director, each of the Named Executive Officers identified herein under the caption “Summary Compensation Table,” and all current directors and executive officers of AV Homes as a group. Except as otherwise indicated, all shares are owned directly.

Name or Group	Shares Owned Directly and Indirectly (1)	Options Exercisable and RSUs and Stock Units Convertible within 60 Days (2)	Total Beneficial Ownership		Percent of Class(3)
Allen J. Anderson	57,105	0	57,105	(4)	*
Paul D. Barnett	7,160	7,702	14,862		*
Roger W. Einiger	15,420	9,661	25,081		*
Reuben S. Leibowitz	1,050,572	895	1,051,467	(5)	8.0%
Joshua Nash	2,158,083	7,988	2,166,071	(6)	16.4%
Joel M. Simon	2,820	5,250	8,070	(7)	*
Patricia K. Fletcher	11,968	0	11,968		*
Joseph Carl Mulac, III	6,295	0	6,295		*
Tina M. Johnston	0	0	0		—
Jon M. Donnell	15,691	0	15,691	(8)	*
Michael Rama	0	0	184	(9)	—
All current directors and executive officers as a group (consisting of 9 persons)	3,309,423	31,495	3,340,918		25.3%
____________

* Represents less than one percent.

(1)      The information as to securities owned by directors and executive officers was furnished to AV Homes by such directors and executive officers.

(2)      Includes for each non-management director 895 restricted stock units (“RSUs”) awarded as additional compensation on June 2, 2011, which RSUs become convertible into an equal number of shares of Common Stock upon the earlier of the first anniversary of the date of the award or the date immediately preceding the 2012 Annual Meeting of Stockholders. Also includes Stock Units representing deferred directors’ fees, which Stock Units become issuable as shares of Common Stock at the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. (See “Directors’ Compensation.”)

(3)      Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage of shares owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. On April 20, 2012, there were 13,174,930 shares of common stock outstanding.

(4)      Mr. Anderson has an indirect, contingent net profits interest in shares issued to JEN I, L.P. and JEN Residential, LP, the amount of which is currently indeterminable.  (See “Certain Relationships and Related Party Transactions.”)

(5)      Mr. Leibowitz is the sole managing member of JEN Partners, LLC (“JEN”). JEN and Mr. Leibowitz are deemed to beneficially own 630,343 shares and 420,229 shares, respectively, of restricted Common Stock of AV Homes held by JEN I, L.P. and JEN Residential, LP. (See Note (3) to the preceding table included in “Principal Stockholders.”) Mr. Leibowitz also received 895 RSUs.

(6)      Includes 895 RSUs and 7,093 Stock Units and 2,107,763 shares owned by ODAV. Mr. Nash is the sole member of Joshua Nash II LLC, the managing member of ODAV and, therefore, may be deemed to own beneficially the shares of Common Stock owned by ODAV. See Notes(1) and (2) to the preceding table included in “Principal Stockholders.”

(7)      Shares owned directly by Mr. Simon are held in a margin account and may be, or may become, pledged as security for the account.

(8)      Mr. Donnell resigned as an officer of AV Homes on June 15, 2011. The ownership represented in this table is based on Mr. Donnell's Form 4, filed on June 27, 2011.

(9)      Mr. Rama resigned as an officer of AV Homes on August 12, 2011. The ownership represented in this table is based on Mr. Rama's Form 4 filed on December 8, 2010.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about the options, warrants and rights and other equity compensation under AV Homes’ equity plans on December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average Exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity c ompensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	582,363	(1)	$25.00	(2)	663,054	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	582,363	(1)	$25.00	(2)	663,054	(3)
____________

(1)	Represents 110,000 options, 449,310 performance-conditioned RSUs, and 23,053 stock units.

(2)	Applicable only to options. Not applicable to RSUs or stock units.

(3)
Other than securities to be issued upon the exercise of the outstanding options and rights, as shown in column (a), 663,054 securities remain available for issuance under the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Policy

To supplement the broader provisions of AV Homes’ Code of Business Conduct and Ethics, the Board of Directors has adopted a policy and procedures for review and approval or ratification by the Audit Committee of transactions in which the Company participates and a “related person” has a material direct or indirect interest. A “related person” means: each director and executive officer of the Company; any director nominee; any greater than five percent stockholder; any immediate family member of any of the foregoing; and any company or another entity that employs or is controlled by any of them, or in which any of them have a material ownership or financial interest.

Generally under the policy, any director, executive officer or nominee who intends to enter into a related person transaction, and any employee of the Company who intends to cause the Company to enter into a related person transaction, is required to disclose all material facts regarding the proposed transaction to the Audit Committee.

The transaction will be reviewed by the Audit Committee and, in its discretion, approved or ratified. In connection with approving or ratifying a transaction, the Audit Committee considers, in light of the relevant facts and circumstances, whether or not the transaction is in, or not inconsistent with, the best interests of the Company. Thus, it may consider many factors, such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arm’s-length basis, and the impact of the transaction on the Company’s business and operations. The related person transaction policy is available on AV Homes’ website at www.avhomesinc.com.

Certain Relationships and Related Transactions

In October 2010, AV Homes and its wholly-owned subsidiary API, as purchaser, entered into agreements whereby API acquired a portfolio of real estate assets in Arizona and Florida from entities affiliated with JEN Partners, LLC (“JEN”), a Delaware limited liability company (the “JEN Transaction”).  The purchase price approximated $33,600,000 in cash, including approximately $3,600,000 reimbursement of development, construction and operating expenditures from August 1, 2010 to the date of closing, October 25, 2010; $20,000,000 in restricted shares of AV Homes' common stock (1,050,572 shares); and $12,000,000 of notes divided equally into two $6,000,000 notes, one with a one-year maturity and the other with a two-year maturity (the "JEN Notes").  The purchase price may also include the issuance of up to an additional 420,168 shares of common stock, depending upon the achievement by December 31, 2014 of certain agreed upon metrics related to CantaMia, the acquired active adult community located in Goodyear, Arizona.

In the JEN Transaction, 630,343 restricted shares of AV Homes' common stock were issued to JEN I, L.P. (“JEN I”), a Delaware limited partnership, and 420,229 restricted shares were issued to JEN Residential LP (“JEN Residential”), a Delaware limited partnership, all of which shares are subject to a two-year lock up agreement.

In connection with the JEN Transaction, on October 25, 2010, two members of JEN, Reuben S. Leibowitz and Allen J. Anderson, were elected to AV Homes’ Board.  Mr. Leibowitz is sole managing member of JEN.  JEN is the general partner and Mr. Leibowitz is a limited partner of JEN I and JEN Residential.  Mr. Anderson is a managing partner of JEN.

Joshua Nash, the Chairman of the Board of Directors of AV Homes, and Paul Barnett, a member of AV Homes' Board of Directors, in the aggregate own a 1.5% indirect limited partnership interest in the JEN affiliates from which API acquired assets.  Neither Mr. Nash nor Mr. Barnett voted on the JEN Transaction.

On October 25, 2011 and December 1, 2011, the JEN Notes were paid in full before their maturity.

Director Independence

The Board of Directors has determined that all members of Board of Directors during Fiscal 2011 and all current members of the Board of Directors meet the qualification standards set forth in AV Homes' Corporate Governance Guidelines and Principles and meet the independence criteria under the rules and regulations of Nasdaq, except for Allen J. Anderson, President and Chief Executive Officer, and Reuben S. Leibowitz.  In making such determination, the Board of Directors considered relevant facts regarding such directors, in particular that each director determined to be independent does not have a material relationship with AV Homes, either directly (other than as a director and/or stockholder) or as a stockholder, director, officer, partner or affiliate of an organization that has a relationship with AV Homes. The Board of Directors has further determined that all current members of the Audit Committee meet the more stringent independence requirements of the SEC and Nasdaq for Audit Committee membership.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the approximate amount of fees paid, or estimated to be paid, to Ernst & Young LLP for professional services during the fiscal years ended December 31, 2011 and 2010:

	Fiscal 2011	Fiscal 2010
Audit fees (a)	$800,000	$692,680
Audit related fees (b)	82,669	103,587
Tax fees (c)	101,093	135,984
All other fees (d)	0	0
	$983,762	$932,251

(a)
Audit fees principally relate to the audit of the annual financial statements for AV Homes and its consolidated subsidiaries and review of quarterly financial statements, and services related to the audit of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002.

(b)
Audit-Related Fees principally consist of fees paid for services that are reasonably related to the performance of the audit or review of AV Homes' consolidated financial statements and are not reported under "Audit Fees."  These services include special projects and attest services that are not required by statute or regulation.

(c)
Tax fees principally consist of tax compliance/preparation and other tax services, including the review of the consolidated tax return, notwithstanding when fees were billed or when the services were rendered.

(d)	No other fees were incurred during Fiscal 2011 and 2010.

The Audit Committee adopted a policy requiring the preapproval of audit and non-audit services provided by the principal independent accountants. The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP during the 2011 and 2010 fiscal years.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Reference is made to the Index set forth on Page F-1 of the Form 10-K filed with the SEC on March 26, 2012.

(a)(2)	Financial Statements Schedules:

Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted, since the information required is not applicable or is included in the financial statements or notes thereto.

Exhibit No.		Description
3.1	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).
3.2	*
Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3	*
Certificate of Ownership and Merger Merging AV Homes, Inc., a Delaware corporation, with and into AV Homes Holdings Inc., a Delaware Corporation (filed as Exhibit 3.1 to Form 8-K dated February 15, 2012, and incorporated herein by reference).

3.4	*	Amended and Restated By-laws as of February 15, 2012 (filed as Exhibit 3.2 to Form 8-K dated February 15, 2012, and incorporated herein by reference).
4.1	*
Indenture, dated March 30, 2004, between AV Homes Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4.2	*	Indenture, dated February 4, 2011, between AV Homes Holdings Inc. and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.1 to Form 8-K dated February 4, 2011, and incorporated herein by reference).
4.3	*
First Supplemental Indenture, dated as of February 4, 2011, between AV Homes Holdings Inc., and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.2 to Form 8-K dated February 4, 2011, and incorporated herein by reference).

4.4	*	Global Note in the principal sum of $100,000,000, dated February 4, 2011 (filed as Exhibit 4.3 to Form 8-K dated February 4, 2011, and incorporated herein by reference).
10.1	*1
Nonqualified Stock Option Agreement, dated as of February 19, 1999, by and between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10(s) to Form 10-K for the year ended December 31, 1998 (File No. 0-7616), and incorporated herein by reference).

10.2	*1	Executive Incentive Compensation Plan (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001 (File No. 0-7616), and incorporated herein by reference).
10.3	*1
Amendment to Amended and Restated Restricted Stock Unit Agreement, dated as of March 27, 2003, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.4	*1
Restricted Stock Unit Agreement (50,000 units), dated as of March 27, 2003, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.5	*1
Restricted Stock Unit Agreement (23,700 units), dated as of March 27, 2003, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.6	*1
Restricted Stock Unit Agreement (20,000 units), dated as of March 27, 2003, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.7	*1
Restricted Stock Unit Agreement (15,000 units), dated as of March 27, 2003, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.8	*1
Restricted Stock Unit Agreement (16,300 units), dated as of March 27, 2003, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

Exhibit No.		Description
10.9	*1
Nonqualified Stock Option Agreement, dated as of March 13, 2003, between AV Homes Holdings Inc. and Jonathan Fels (filed as Exhibit 10.12 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.10	*1
Nonqualified Stock Option Agreement, dated as of March 13, 2003, between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.11	*1
Restricted Stock Unit Agreement, dated as of March 27, 2003, between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10.17 to Form 10-Q for the quarter ended March 31, 2003 (File No. 0-7616), and incorporated herein by reference).

10.12	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).
10.13	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).
10.14	*1
Letter Agreement, dated as of May 20, 2005, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.3 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.15	*1
Amended and Restated Employment Agreement, dated as of April 15, 2005, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.4 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.16	*1
2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.7 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.17	*1
Restricted Stock Unit Agreement (30,000 units @ $65.00), dated as of April 15, 2005, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.8 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.18	*1
Restricted Stock Unit Agreement (30,000 units @ $72.50), dated as of April 15, 2005, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.9 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.19	*1
Restricted Stock Unit Agreement (30,000 units @ $80.00), dated as of April 15, 2005, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.10 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.20	*1
Letter Agreement, dated as of May 20, 2005, among AV Homes Holdings Inc., Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.19 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.21	*1
Amended and Restated Employment Agreement, dated as of April 15, 2005, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.20 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.22	*1
2008-2010 Earnings Participation Award Agreement, dated as of April 15, 2005, between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10.23 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.23	*1
Restricted Stock Unit Agreement (25,000 units @ $65.00), dated as of April 15, 2005, between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10.24 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.24	*1
Restricted Stock Unit Agreement (25,000 units @ $72.50), dated as of April 15, 2005, between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10.25 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.25	*1
Restricted Stock Unit Agreement (25,000 units @ $80.00), dated as of April 15, 2005, between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10.26 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

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

Exhibit No.		Description
10.28	*1
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
Amendment to the Amended and Restated Employment Agreement, dated as of December 26, 2006, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.31	*1
Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.2 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.32	*1
Second Amendment to the 2005 Amended and Restated Employment Agreement, dated as of December 26, 2006, between Avatar Properties Inc. and Michael F. Levy (filed as Exhibit 10.5 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.33	*1
Second Amended and Restated Earnings Participation Award Agreement, dated as of December 26, 2006, between AV Homes Holdings Inc. and Michael F. Levy (filed as Exhibit 10.6 to Form 8-K dated December 28, 2006 (File No. 0-7616), and incorporated by reference).

10.34	*1
Employment Agreement, dated as of November 8, 2006, between AV Homes Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.35	*1
Restricted Stock Unit Agreement, dated as of November 8, 2006, between AV Homes Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.36	*1
Letter Agreement, dated as of November 8, 2006, among AV Homes Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

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
Employment Agreement, dated June 26, 2007, between AV Homes Holdings Inc. and Randy Kotler (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2007 (File No. 0-7616), incorporated herein by reference).

10.40	*1
Amendment to AV Homes Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.41	*
Amended and Restated Credit Agreement, dated March 27, 2008, by and among AV Homes Holdings Inc. (as Guarantor), Avatar Properties Inc. (as Borrower), Wachovia Bank, National Association (as Administrative Agent and Lender), and certain financial institutions as lenders (filed as Exhibit 10.1 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.42	*
Second Restated Guaranty Agreement, dated as of March 27, 2008, executed on behalf of AV Homes Holdings Inc. ("Guarantor") in favor of the lending institution(s) identified therein and Wachovia Bank, National Association (filed as Exhibit 10.2 to Form 8-K dated April 2, 2008 (File No. 0-7616), and incorporated herein by reference).

10.43	*1
Restricted Stock Unit Agreement (2,500 units @ $80.86), dated June 26, 2007, between AV Homes Holdings Inc. and Randy Kotler (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.44	*1
Restricted Stock Unit Agreement (2,500 units @ $84.71), dated June 26, 2007, between AV Homes Holdings Inc. and Randy Kotler (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.45	*1
Restricted Stock Unit Agreement (2,500 units @ $88.56), dated June 26, 2007, between AV Homes Holdings Inc. and Randy Kotler (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008 (File No. 0-7616), and incorporated herein by reference).

Exhibit No.		Description
10.46	*
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
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.1 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.51	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10.3 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.52	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.4 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.53	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.5 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.54	*1
Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Gerald D. Kelfer (filed as Exhibit 10.6 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.55	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between Avatar Properties Inc. and Michael Levy (filed as Exhibit 10.9 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.56	*1
Amended and Restated 2008-2010 Earnings Participation Award Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Michael Levy (filed as Exhibit 10.10 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.57	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.11 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.58	*1
Amended and Restated Employment Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Randy Kotler (filed as Exhibit 10.12 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.59	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition: $80.86) (filed as Exhibit 10.13 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.60	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $84.71) (filed as Exhibit 10.14 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

10.61	*1
Amended and Restated Restricted Stock Unit Agreement, dated December 22, 2008, between AV Homes Holdings Inc. and Randy Kotler (2,500 Units; hurdle price condition $88.56) (filed as Exhibit 10.15 to Form 8-K dated December 22, 2008 (File No. 0-7616), and incorporated herein by reference).

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
First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2009, by and among Avatar Properties Inc. (“Borrower”), AV Homes Holdings Inc., (“Guarantor”), the several lenders from time to time parties thereto (“Lenders”), and Wachovia Bank, National Association (“Agent” and “Lender”) (filed as Exhibit 10.1 to Form 8-K dated May 26, 2009 (File No. 0-7616), and incorporated herein by reference).

Exhibit No.		Description
10.65	*
Underwriting Agreement, dated September 23, 2009, between AV Homes Holdings Inc., Avatar Properties Inc., Frenchman’s Yacht Club Developers, LLC and Barclays Capital Inc., (filed as Exhibit 1.1 to Form 8-K dated September 23, 2009 (File No. 0-7616), and incorporated herein by reference).

10.66	*1
First Amendment to Amended and Restated Employment Agreement, between AV Homes Holdings Inc. and Patricia Kimball Fletcher, dated October 26, 2009 (filed Exhibit 10.84 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.67	*1
Separation and Release Agreement, between Avatar Properties Inc., and Jonathan Fels, dated December 29, 2009 (filed as Exhibit 10.85 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.68	*
Guaranty Agreement dated May 18, 2010, executed on behalf of AV Homes Holdings, Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.1 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

10.69	*
Continuing Letter of Credit Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and AV Homes Holdings, Inc., a Delaware corporation, in favor of Wells Fargo, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.2 to Form 8-K dated May 24 ,2010, and incorporated herein by reference).

10.70	*
Security Agreement dated May 18, 2010, executed on behalf of Avatar Properties Inc., a Florida corporation, and AV Homes Holdings Inc., a Delaware corporation, in favor of Wells Fargo Bank, N.A., successor by merger to Wachovia Bank, N.A. (filed as Exhibit 99.3 to Form 8-K dated May 24, 2010, and incorporated herein by reference).

10.71	*1	Director Compensation (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference).
10.72	*1
First Amendment to Amended and Restated Employment Agreement, dated May 6, 2010, between AV Homes Holdings Inc. and Randy Kotler (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).

10.73	*1
Second Amendment to Amended and Restated Employment Agreement, dated August 25, 2010, between AV Homes Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.1 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.74	*1
Restricted Stock Unit Agreement, dated August 25, 2010, between AV Homes Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10.2 to Form 8-K dated August 25, 2010 (File No. 0-7616), and incorporated herein by reference).

10.75	*1
Separation Agreement, dated as of October 19, 2010, between AV Homes Holdings Inc. and Gerald D. Kelfer  (filed as Exhibit 10.77 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.76	*1
Employment Agreement, dated as of October 19, 2010, between AV Homes Holdings Inc. and Jon M. Donnell  (filed as Exhibit 10.78 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.77	*1
Employment Agreement, dated as of October 22, 2010, between AV Homes Holdings Inc., Avatar Properties Inc., and Carl Mulac  (filed as Exhibit 10.79 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.78	*1
Master Transaction Agreement, dated as of October 25, 2010, by and among Avatar Properties Inc., Terra West Communities LLC, JEN JCH, LLC, Joseph Carl Mulac III, Stephen Adams and Sun Terra Communities, LLC (collectively, “Sellers”), AV Homes Holdings Inc., and JEN Partners, LLC  (filed as Exhibit 10.80 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.79	*1
Earn out Agreement, dated as of October 25, 2010, by and among AV Homes Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP  (filed as Exhibit 10.81 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.80	*1
Voting Standstill and Lock-Up Letter Agreement, dated as of October 25, 2010, by and among AV Homes Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP  (filed as Exhibit 10.82 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.81	*1
Registration Rights Agreement, dated as of October 25, 2010, by and among AV Homes Holdings Inc., JEN I, L.P. and JEN Residential LP  (filed as Exhibit 10.83 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

Exhibit No.		Description
10.82	*1
Stock Award Agreement, dated as of November 15, 2010, between AV Homes Holdings Inc. and Jon M. Donnell (filed as Exhibit 10.1 to Form 8-K dated April 29, 2011 (File No. 001-07395), and incorporated herein by reference).

10.83	*1
Stock Award Agreement, dated as of October 25, 2010, between AV Homes Holdings Inc. and Joseph Carl Mulac, III (filed as Exhibit 10.2 to Form 8-K dated April 29, 2011 (File No. 001-07395), and incorporated herein by reference).

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
Separation Agreement, dated June 15, 2011, by and between AV Homes Holdings Inc. and Jon Donnell (filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.87	*1
Employment Agreement, dated as of June 15, 2011, by and between AV Homes Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.88	*1
First Amendment, dated as of August 8, 2011, to the Employment Agreement, dated as of June 15, 2011, between AV Homes Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.89	*1
Stock Award Agreement, dated as of June 15, 2011, between AV Homes Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.90	*1
Employment Agreement, dated August 15, 2011, by and among AV Homes Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.91	*1
Stock Award Agreement, dated August 15, 2011, by and between AV Homes Holdings Inc. and Tina Johnston (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.92	*1
Amended and Restated Employment Agreement, dated September 29, 2011, by and among AV Homes Holdings Inc., Avatar Properties Inc. and Carl Mulac (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.93	*1
Stock Award Agreement, dated September 29, 2011, by and between AV Homes Holdings Inc. and Carl Mulac (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.94	*1
Second Amended and Restated Employment Agreement, dated September 29, 2011, by and among AV Homes Holdings Inc., Avatar Properties Inc. and Patricia K. Fletcher (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.95	*1
Stock Award Agreement, dated September 29, 2011, by and between AV Homes Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.96	*1
Amended and Restated Employment Agreement, dated September 29, 2011, by and among AV Homes Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.97	†1	Amended and Restated Employment Agreement, effective December 31, 2011, by and between AV Homes Holdings, Inc. and Allen Anderson.
10.98	†1	Stock Award Agreement, dated January 1, 2012, by and between AV Homes Holdings, Inc. and Allen Anderson.
10.99	†1	Stock Award Agreement, dated January 1, 2012, by and between AV Homes Holdings, Inc. and Tina Johnston.
10.100	1	Separation Agreement, including General Release, between Michael Rama and Avatar Properties Inc., dated August 12, 2011.
21	†	Subsidiaries of Registrant.
23.1	†	Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).††
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).††
101.INS	†	XBRL Instance Document.**
101.SCH	†	XBRL Taxonomy Extension Schema.**
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase.**
101.LAB	†	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase.**

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.

1	Management contract or compensatory plan or arrangement.

†	Previously filed with the Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012.

††	Previously furnished with the Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AV HOMES, INC.

Date:	April 30, 2012	By:	/s/ Tina M. Johnston
Tina M. Johnston, Vice President, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.100	Separation Agreement, including General Release, between Michael Rama and Avatar Properties Inc., dated August 12, 2011.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.