Form 10-Q
period 2012-03-31
AV Homes, Inc.
filed 2012-05-10
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07395

AV HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

395 Village Drive, Kissimmee, Florida	34759
(Address of Principal Executive Offices)	(Zip Code )

(863) 427-7180
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

13,174,930 shares of AV Homes' common stock ($1.00 par value) were outstanding as of May 4, 2012.

AV HOMES, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

i

PART   I  --  FINANCIAL  INFORMATION

ITEM 1.    Financial  Statements

AV HOMES, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
(Unaudited) (Dollars in thousands)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$120,158	$124,316
Restricted cash	7,021	7,872
Land and other inventories	175,493	180,067
Receivables, net	9,565	7,729
Income tax receivable	1,293	1,293
Property and equipment, net	36,268	37,976
Poinciana Parkway	8,437	8,437
Investments in unconsolidated entities	825	845
Prepaid expenses and other assets	10,327	10,443
Assets held for sale	26,129	30,078
Total Assets	$395,516	$409,056

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$2,003	$3,357
Accrued and other liabilities	6,405	9,996
Customer deposits and deferred revenues	1,327	1,611
Estimated development liability for sold land	33,944	34,044
Notes, mortgage notes and other debt	105,402	105,402
Total Liabilities	149,081	154,410

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 13,285,804 shares at March 31, 2012
14,194,776 shares at December 31, 2011	13,286	14,195
Additional paid-in capital	260,186	282,953
Retained (deficit) earnings	(24,324)	2,973
	249,148	300,121

Treasury stock: at cost, 110,874 shares at March 31, 2012 and 1,252,274 shares at December 31, 2011	(3,019)	(45,924)
Total AV Homes stockholders’ equity	246,129	254,197
Non-controlling interest	306	449
Total Equity	246,435	254,646

Total Liabilities and Stockholders' Equity	$395,516	$409,056

See notes to consolidated financial statements.

Index

AV HOMES, INC.
Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011
(Unaudited)
 (Dollars in thousands except per-share amounts)

	Three Months
	2012	2011
Revenues
Real estate revenues	$26,319	$11,777
Interest income	31	168
Other	360	267
Total revenues	26,710	12,212

Expenses
Real estate expenses	27,902	15,968
Impairment charges	152	297
General and administrative expenses	3,306	3,401
Loss on extinguishment of debt	-	211
Interest expense	2,237	2,431
Total expenses	33,597	22,308

Loss from unconsolidated entities, net	(36)	(128)

Loss before income taxes	(6,923)	(10,224)
Income tax benefit	-	-

Net loss	(6,923)	(10,224)

Net gain (loss) attributable to non-controlling interests in consolidated entities	1,528	(127)

Net loss attributable to AV Homes	$(8,451)	$(10,097)

Basic and Diluted Loss Per Share	$(0.68)	$(0.81)

See notes to consolidated financial statements.

Index

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2012 and 2011
(Dollars in Thousands)

	2012	2011
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(6,923)	$(10,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	942	1,149
Amortization of stock-based compensation	420	660
Impairment of land and other inventories	152	297
Change in fair value of contingent consideration	-	(9)
Distribution (return) of earnings from unconsolidated entities	-	51
Equity loss from unconsolidated entities	36	128
Changes in operating assets and liabilities:
Restricted cash	851	177
Receivables, net	(1,836)	787
Land and other inventories	5,994	(2,333)
Assets held for sale	3,949	-
Prepaid expenses and other assets	(167)	956
Accounts payable and accrued and other liabilities	(5,248)	(111)
Customer deposits and deferred revenues	(284)	200
NET CASH USED IN OPERATING ACTIVITIES	(2,114)	(8,272)

INVESTING ACTIVITIES
Investment in property and equipment	(316)	(2)
Return of capital from unconsolidated entities	10	-
Investment in unconsolidated entities	(30)	-
Contributions from consolidated joint venture partner	113	-
Distributions to consolidated joint venture partner	(1,785)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,008)	(2)

FINANCING ACTIVITIES
Proceeds from issuance of 7.50% Convertible Notes	-	100,000
Principal payments of real estate borrowings	-	(237)
Repurchase 4.50% Convertible Notes	-	(17,765)
Debt issuance costs	-	(4,627)
Payment of withholding taxes related to restricted stock and units withheld	(36)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(36)	77,371

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,158)	69,097
Cash and cash equivalents at beginning of period	124,316	115,502

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,158	$184,599

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2012
(Dollars in thousands except share and per share data)

Note A - Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes”, “we”, “us” or “our”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets as of March 31, 2012 and December 31, 2011, and the related consolidated statements of operations for the three months ended March 31, 2012 and 2011 and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 have been prepared in accordance with United States generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Due to AV Homes’ normal operating cycle being in excess of one year, we present unclassified balance sheets.

The consolidated balance sheet as of December 31, 2011 was derived from audited consolidated financial statements included in our 2011 Annual Report on Form 10-K but does not include all disclosures required by United States generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our December 31, 2011 audited consolidated financial statements included in our 2011 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.

Note B - Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of March 31, 2012, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $7,021 and $7,872 as of March 31, 2012 and December 31, 2011, respectively. The balance as of March 31, 2012 is comprised primarily of $3,617 on deposit with Wells Fargo, N.A. to collateralize letters of credit outstanding, $3,264 in land escrow accounts and $140 of housing deposits from customers that will become available when the housing contracts close.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note C - Receivables, net

Receivables, net includes amounts in transit or due from title companies for home closings, membership dues related to our amenity operations, and contracts and mortgage notes receivable from the sale of land.

Note D - Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of March 31, 2012 and December 31, 2011, we had $1,293 of income tax receivable.

Note E - Land and Other Inventories

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

In accordance with ASC 360-10, Property, Plant and Equipment (“ASC 360-10”), we review our Land and Other Inventories for indicators of impairment.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the three months ended March 31, 2012 and 2011, our impairment assessment resulted in impairment charges of $152 and $297, respectively which related to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges as of March 31, 2012 or March 31, 2011.  As of March 31, 2012, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their carrying value, we had no long-lived assets that had undiscounted cash flows within 25% of their carrying values.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note E - Land and Other Inventories – continued

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the three months ended March 31, 2012 and 2011 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Except for those primary residential communities recently acquired in conjunction with a portfolio of real estate assets in Arizona and Florida in October 2010 (the "JEN Transaction"), build-out of our active adult and primary residential communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

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

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note E - Land and Other Inventories – continued

Land and Other Inventories consist of the following:

	March 31, 2012	December 31, 2011
Land developed and in process of development	$90,701	$91,964
Land held for future development or sale	63,331	64,773
Homes completed or under construction	21,265	23,134
Other	196	196
	$175,493	$180,067

See “Note U - Business Segments” below.

Note F - Property and Equipment

Property and Equipment are stated at cost and depreciation is computed using the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost.  Repairs and maintenance are expensed as incurred.

Property and Equipment includes the cost of amenities, such as club facilities on properties, owned by us. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three months ended March 31, 2012 and March 31, 2011, no impairments existed for Property and Equipment.

Note G - Poinciana Parkway

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of March 31, 2012, approximately $48,046 has been expended.  In prior years, we recorded impairment charges of $38,336 associated with the Poinciana Parkway.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note G - Poinciana Parkway – continued

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

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of March 31, 2012, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the three months ended March 31, 2012.  Non-capitalizable expenditures of $394 and $20 related to the Poinciana Parkway were expensed during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, the carrying value of the Poinciana Parkway was $8,437.

Note H - Notes, Mortgage Notes and Other Debt

7.50% Senior Convertible Notes

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

Interest : Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning on August 15, 2011.

Conversion : Holders may convert the 7.50% Notes into shares of AV Homes' common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The 7.50% Notes are convertible at an initial conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to an initial conversion price of approximately $30.00 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the Indenture. Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note H - Notes, Mortgage Notes and Other Debt - continued

Financial covenants : The Indenture includes the following financial covenants

•	until February 15, 2014, AV Homes will maintain, at all times, cash and cash equivalents of not less than $20,000;
•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes' total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time;

•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes' total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

Repurchase Right: Holders of the 7.50% Notes have the right to require AV Homes to repurchase the Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

Redemption Right : AV Homes may, at any time on or after February 15, 2014, at its option, redeem for cash all or any portion of the outstanding 7.50% Notes, but only if the last reported sale price of AV Homes' common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date AV Homes provides the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the Indenture are met.

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

Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of AV Homes' common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date.  During the first, second and third quarters of 2007, the 4.50% Notes were convertible; and $200 principal amount were converted into 3,800 shares of AV Homes' common stock. During 2007, AV Homes repurchased $5,000 principal amount of the 4.50% Notes; during 2008, we repurchased $35,920 principal amount; during 2009, we repurchased $14,076 principal amount On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes in conjunction with the issuance of our 7.50% Notes, which was treated as an extinguishment of debt; and in April 2011, holders of $41,637 in principal amount exercised their right to put the debt.  As of March 31, 2012, $5,402 principal remained outstanding.

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

Note H - Notes, Mortgage Notes and Other Debt - continued

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

The discount on the liability component of the 4.50% Notes was amortized thru April 1, 2011 using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount was amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. We recognized $0 and $293 in non-cash interest charges related to the amortization of the discount during the three months ended March 31, 2012 and 2011, respectively.

JEN Transaction Notes

In conjunction with the JEN Transaction, we entered into two separate note payable agreements with JEN. Each note was for $6,000 bearing interest at 6%.  Both notes were paid in full before their maturity, with final payments made in the fourth quarter of 2011.

Real Estate

On October 25, 2010, we entered into an agreement with Mutual of Omaha Bank whereby AV Homes became the Substitute Guarantor under a $3,000 construction loan facility made by Mutual of Omaha to Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) and JCH Group, LLC.  This construction loan facility was paid in full in July 2011.

The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2012 and 2011:

	2012	2011
Interest incurred	$2,349	$2,519
Interest capitalized	(112)	(88)
Interest expense	$2,237	$2,431

We made interest payments of $3,766 and $276 during the three months ended March 31, 2012 and 2011, respectively.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note I - Warranty Costs

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

During the three months ended March 31, 2012 and 2011 changes in the warranty reserve consisted of the following:

	Three Months
	2012	2011
Accrued warranty reserve, beginning of period	$537	$477
Estimated warranty expense	163	74
Amounts charged against warranty reserve	(99)	(100)
Accrued warranty reserve, end of period	$601	$451

Note J - Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011 did not assume the effect of restricted stock units, employee stock options or the 7.50% Notes or 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic loss per share includes cancellation of 5,072 shares of common stock for the three months ended March 31, 2012 and the issuance of 57,267 shares of our common stock for the three months ended March 31, 2011.  In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three months ended March 31, 2012 and 2011:

	Three Months
	2012	2011
Numerator:
Basic and diluted loss per share – net loss	$(8,451)	$(10,097)

Denominator:
Basic and diluted weighted average shares outstanding	12,521,483	12,439,563

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note K - Repurchase of Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities.  In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest.  As of March 31, 2012, the remaining authorization is $18,304.

Note L - Non-controlling Interest

AV Homes has consolidated certain limited liability companies (the "LLCs"), which qualify as variable interest entities (“VIEs”) because we determined that AV Homes is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in AV Home's consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At March 31, 2012 and December 31, 2011, non-controlling interest was $306 and $449, respectively. The decrease in non-controlling interest is primarily due to a gain from the sale of assets of one of the LLCs, offset by the cash distribution to the partners as that entity winds down.

Note M - Comprehensive Loss

Net loss and comprehensive loss are the same for the three months ended March 31, 2012 and 2011.

Note N - Share-Based Payments and Other Executive Compensation

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

As of March 31, 2012, an aggregate of 1,247,784 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 823,017 options, restricted stock units and stock units granted. There were 424,767 shares available for grant at March 31, 2012.

Compensation expense related to the stock option and restricted stock unit awards during the three months ended March 31, 2012 and 2011 was $420 and $641, respectively, all of which relates to restricted stock and restricted stock units. During the three months ended March 31, 2012, we granted 377,500 shares of restricted stock, which have a weighted average grant date fair value of $7.16 per share. No restricted stock unit awards or stock options were granted during the three months ended March 31, 2011.

Subsequent to March 31, 2012, we accepted the resignation of an officer of Avatar Properties, Inc. who held 140,000 shares of restricted stock, which shares were forfeited as a result.  During the quarter ended March 31, 2012, we recorded this forfeiture of restricted shares and reversed $84 of compensation expense recognized in prior periods related to these shares.

As of March 31, 2012, there was $5,345 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.69 years.

Note O - Retirement of Treasury Stock

In December 2011, we retired 1,409,832 shares of treasury stock.  These shares remain as authorized stock; however they are now considered unissued.  In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in reductions to common stock of $1,410, treasury stock of $33,086, retained earnings of $7,411 and paid in capital of $24,264.  There was no effect on the total stockholders’ equity position as a result of the retirement.

In March 2012, we retired 1,141,400 shares of treasury stock, which shares also remain as authorized but unissued.  This treasury stock retirement resulted in reductions to common stock of $1,141, treasury stock of $42,905, retained earnings $18,845 and paid in capital of $22,919.  There was no effect on the total stockholders’ equity position as a result of the retirement.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note P - Income Taxes

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

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2012 we recognized an increase of $3,257 in the valuation allowance. As of March 31, 2012, our deferred tax asset valuation allowance was $94,740.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

On October 25, 2010, we received notification from the Internal Revenue Service (the “IRS”) that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined.  On February 10, 2012, AV Homes agreed with the IRS’s Notice of Proposed Adjustment to the 2009 net operating loss carryback.  This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivables in the same amount.  Income tax receivable as of March 31, 2012 and December 31, 2011 consists of $1,293 in income tax refunds.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation. The bulk of the land was transferred in 2006 and the final closing took place in 2007. These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until replacement property is sold provided we obtained qualifying replacement property for the Marion property by December 31, 2010. We believe that we acquired appropriate replacement properties by December 31, 2010. If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

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

FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10, Fair Value Measurements and Disclosures - Overall . This topic provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed; is applicable to all assets and liabilities (i.e. financial and nonfinancial); and requires enhanced disclosures.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note Q - Fair Value Disclosures – continued

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

AV Homes’ assets measured at fair value as of March 31, 2012 and gains (losses) for the quarter ended March 31, 2012 on a nonrecurring basis are summarized below:

Non-financial Assets/Liabilities	Fair Value Hierarchy	Fair Value at March 31, 2012(a)	Gains/ (Losses)

Homes completed or under construction	Level 2	$4,088	$(152)

(a)	The fair values in the table above represent only those assets whose carrying values were adjusted to fair value in the quarter ended March 31, 2012.

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

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.  Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would range between 15 and 28% depending on the stage of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note Q - Fair Value Disclosures – continued

The carrying amounts and fair values of our financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$120,158	$120,158	$124,316	$124,316
Restricted cash	$7,021	$7,021	$7,872	$7,872
Receivables, net	$9,565	$9,565	$7,729	$7,729
Income tax receivable	$1,293	$1,293	$1,293	$1,293
Notes, mortgage notes and other debt:
4.50% Notes	$5,402	$5,352	$5,402	$5,295
7.50% Notes	$100,000	$98,500	$100,000	$90,000

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

7.50% Notes and 4.50% Notes: At March 31, 2012 and December 31, 2011, the fair value of the 7.50% Notes and the 4.50% Notes is estimated, based on quoted or estimated market prices.

Note R - Variable Interest Entities

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

AV Homes' variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by AV Homes to a VIE. We examine specific criteria and use judgment when determining if AV Homes is the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between AV Homes and the other partner(s) and contracts to purchase assets from VIEs.

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

Note R - Variable Interest Entities - continued

Consolidation of Variable Interest Entities

During 2009, we entered into two separate agreements with unrelated third parties providing for the formation of two LLCs. We subsequently sold developed, partially-developed and undeveloped land to each of the newly formed companies for a combination of cash and purchase money notes. We acquired a minority ownership interest in each of the LLCs and participate in the management of each of the LLCs. We also entered into land option contracts with these newly formed LLCs. Under such land option contracts, we paid a specified option deposit in consideration for the right, but not the obligation, to purchase developed lots in the future at predetermined prices.

We determined that these entities qualify as VIEs which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of March 31, 2012, our consolidated balance sheets include $1,774 in land and other inventories and $1,036 in property and equipment from these LLCs. As of December 31, 2011, our consolidated balance sheets include $3,470 in land and other inventories and $1,049 in property and equipment from these LLC’s.

In January 2012, all of the real property owned by one of our consolidated joint ventures was sold to an unrelated third party. The net gain on this sale of approximately $2,731 is fully recognized and included as a component of net loss on our consolidated statement of operations. We present the joint venture partner's 60% share of this gain, $1,639, on our consolidated statement of operations as a component of net gain (loss)  attributable to non-controlling interests in consolidated entities.

AV Homes and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of March 31, 2012, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at March 31, 2012 and December 31, 2011 are accounted for under the equity method.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

Prior to 2010, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of these LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each. AV Homes made contributions totaling $30 and $41 to its unconsolidated entities during the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note R - Variable Interest Entities - continued

The following are the consolidated condensed balance sheets of our unconsolidated entities as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Assets:
Cash	$112	$197
Land and other inventory	6,928	6,928
Other assets	7	11
Total assets	$7,047	$7,136

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,874	$1,900
Partners’ Capital of:
AV Homes	825	845
Equity partners	4,348	4,391
Total liabilities and partners’ capital	$7,047	$7,136

The following are the consolidated condensed statements of operations of our unconsolidated entities for the three months ended March 31, 2012 and 2011:

	2012	2011

Revenues	$-	$-
Costs and expenses	91	341
Net loss from unconsolidated entities	$(91)	$(341)
AV Homes' share of loss from unconsolidated entities	$(36)	$(128)

Note S - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	March 31, 2012	December 31, 2011
Gross estimated unexpended costs	$37,006	$37,106
Less costs relating to unsold homesites	(3,062)	(3,062)

Estimated development liability for sold land	$33,944	$34,044

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs.  In addition, we obtain quarterly third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $100 and $0 during the three months ended March 31, 2012 and 2011, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note T - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $30 and $275, which have been accrued in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively . Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2012, we had outstanding performance bonds of approximately $1,840. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note U - Business Segments

The following table summarizes AV Homes' information for reportable segments for the three months ended March 31, 2012 and 2011:

	Three Months
Revenues:	2012	2011
Segment revenues
Active adult communities	$9,805	7,806
Primary residential	7,633	3,655
Commercial and industrial and other land sales	9,058	-
Other operations	144	311
	26,640	11,772
Unallocated revenues
Interest income	31	168
Other	39	272
Total revenues	$26,710	12,212

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(2,647)	(2,338)
Primary residential	204	(1,235)
Commercial and industrial and other land sales	3,091	-
Other operations	50	43
	698	(3,530)
Unallocated income (expenses)
Interest income	31	168
Loss on repurchase of 4.50% Notes	-	(211)
Equity loss from unconsolidated entities	(36)	(128)
Net (gain)/loss attributable to non-controlling interests	(1,528)	127
General and administrative expenses	(3,306)	(3,401)
Interest expense	(2,237)	(2,431)
Other real estate expenses	(2,073)	(691)
Loss before income taxes attributable to AV Homes	$(8,451)	$(10,097)

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

In the preparation of our financial statements, we apply GAAP. The application of GAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain statements discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, including the JEN Transaction; and other factors as described in AV Homes' filings with the Securities and Exchange Commission, including under the caption “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. At least 80% of active adult homes are intended for occupancy by at least one person 55 years or older. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

Executive Overview and Outlook

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our residential community activities have been adversely affected by economic conditions in both markets, bringing home sales to low levels. We also engage in other activities such as the sale of commercial and industrial land for third-party development, which has also been adversely affected by economic conditions.

Our primary business strategy is the development of active adult communities for people age 55 and older, including the marketing, sale and construction of residences within those communities.  We believe that demographic trends and the lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for future business. Solivita and CantaMia, our active adult communities near Orlando, Florida and Phoenix, Arizona, respectively, serve as our flagship communities.  We also remain moderately active in the sale and construction of primary residences for people of all ages, some of which are located in communities we developed.

During the first quarter of 2012, we continued to implement our new strategic plan.  The primary efforts were focused on asset sales, the evaluation of potential future investments to expand our market exposure, the rollout of our new marketing and branding plans, and implementation of new management information systems.

In the first three months of 2012, we sold non-core assets generating $7,499 of net cash, which included a sale of a joint venture asset and the corresponding payoff of a note receivable we held with that entity.  Equally important we will reduce our carry costs from the previous year through savings on Homeowner Association subsidies, real estate taxes and other miscellaneous expenses associated with those assets.  At March 31, 2012, we had additional assets under contract for sale.  These sales are contingent upon a number of factors and may not close, but the activity is indicative of our ongoing effort to sell non-core assets and further reduce associated carry costs.

The search for appropriate sites in our target markets led us to several potential new investments.   We are in process of further assessing these specific sites and markets.  As of March 31, 2012, we do not have any new sites under contract, but anticipate an active second quarter for investment related activity.  We also expect to remain moderately active in the development of primary residential communities and sales of homes within our communities. We will look for other opportunistic purchases of lots to replace sold inventory and supplement our sales in this sector.

Index

In February 2012, we changed our name to AV Homes, Inc.  This was the first step in launching our new branding hierarchy.  AV Homes will operate its for sale activities under two separate brands: the recently announced Vitalia name for active adult communities, and Joseph Carl Homes for primary housing.  Currently, we have two actively selling communities under the Vitalia brand and four active communities under the Joseph Carl Homes brand.  We expect to realize significant savings in marketing expense as we further develop these brands and spread expenditures over a greater number of communities.

Implementation of our new management information system began in the first quarter of 2012 and will continue into the remainder of the year.  This new fully integrated suite of CRM, accounting, finance and home warranty software should significantly improve our efficiency and provide more timely, robust information for managing the company.  This promises to be an important investment of time and financial resources as sales and closings increase due to a much anticipated recovery and the addition of more actively selling communities.

Sales and customer traffic both increased during the first quarter compared to the same period last year.  During the quarter we sold 106 homes and closed 63 sales generating $14,682 of revenue.  Customer traffic remained strong at both our family and active adult communities through the month of March.  However, our sales are seasonal, in particular at the active adult communities, where traffic typically declines as summer approaches.  We expect to sell through our existing inventory of family community lots in Phoenix within the next twelve months and are actively looking for replacement inventory.  The cancellation rate at our communities remained higher than normal, reflecting the ongoing overall difficulties our customers have in arranging financing, or selling an existing home.

During the quarter ended March 31, 2012, our homebuilding operations resulted in a cash usage of $9,613 which was partially offset by net cash from land sales of $7,499.  Cash flow from current operations is insufficient to cover our primary recurring costs for interest payments, real estate taxes, Homeowner Association subsidies, and unallocated general & administrative expenses.  As a result, we anticipate that we will continue to generate operating losses during 2012. We believe that we have sufficient available cash to fund these losses.   We also plan to carefully manage our inventory levels through monitoring land holdings, land development and home starts.  In that regard, our planned asset sales are expected to help diversify land holdings and reduce associated carry costs from existing assets.

Our business remains capital intensive and requires or may require increased expenditures for land and infrastructure development and housing construction, along with increased funding of operating deficits, real estate taxes, Homeowner Association deficits, interest expense and working capital.  In addition, as we execute our strategic plan, we expect to make significant investments in new assets during the next twelve months.  We anticipate using available cash and may be reliant, in part, upon asset sales to fund new investments or new initiatives that are consistent with our new strategy. We also anticipate being reliant upon access to the capital markets to fully fund these activities and to repay debt upon maturity.

We believe the downturn in the homebuilding industry showed signs of moderate recovery during the first three months of 2012.  This downturn has been one of the most severe in U.S. history.  New home demand is restrained by a number of factors including the number of foreclosures, pending foreclosures, mortgage defaults and investor-owned units for sale; availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; difficulty in arranging mortgage financing; the significant amount of standing inventory, and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them.  We are engaged in business in Florida and Arizona, two of the most negatively impacted states.  Our homebuilding results this quarter reflect these difficult conditions, and it remains unclear if any perceived recovery in the industry will be reflected in our future results.

Our business is also affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business.   In addition, our residential community activities, along with other real estate activities such as the sale of commercial and industrial land, are heavily concentrated in the Poinciana, Florida submarket.   These factors have a significant impact on our ability to participate in a market recovery.   If the real estate market declines further, it may be necessary to take additional charges against our earnings for inventory impairments or write-downs of our investments in unconsolidated entities and other assets.

We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses.  As part of this process, we will continue to examine our assets to determine which assets fit within our primary business strategy. These evaluations may also result in additional cash and non-cash charges or write-downs.

Finally, we’d like to recognize the contributions of three long-time directors who tendered their resignations on February 13, 2012.  Dr. Kenneth Rosen, Mr. Milton Dresner, and Ms. Beth Stewart served the company for a combined period of 46 years.  Their shared expertise in real estate, strategic planning, and finance helped to shape the direction and growth of the company for many years.  They served with dedication and distinction and together, contributed to our success and helped build a strong foundation for our future growth.

Index

RESULTS OF OPERATIONS

The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2012 and 2011:

	Three Months
	2012	2011
Operating income (loss):
Active adult communities
Revenues	$9,805	7,806
Expenses	12,452	10,144
Segment operating loss	(2,647)	(2,338)

Primary residential
Revenues	7,633	3,655
Expenses	7,429	4,890
Segment operating income (loss)	204	(1,235)

Commercial and industrial and other land sales
Revenues	9,058	-
Expenses	5,967	-
Segment operating income	3,091	-

Other operations
Revenues	144	311
Expenses	94	268
Segment operating income	50	43

Operating loss	698	(3,530)

Unallocated income (expenses):
Interest income	31	168
Loss on repurchase of 4.50% Notes	-	(211)
Equity loss from unconsolidated entities	(36)	(128)
Net (gain)/loss attributable to non-controlling interests	(1,528)	127
General and administrative expenses	(3,306)	(3,401)
Interest expense	(2,237)	(2,431)
Other real estate expenses	(2,073)	(691)
Loss before income taxes	(8,451)	(10,097)
Income tax benefit	-	-
Net loss attributable to AV Homes	$(8,451)	(10,097)

Index

Data from closings for the active adult and primary residential homebuilding segments for the three months ended March 31, 2012 and 2011 is summarized as follows:

For the three months ended March 31,	Number of Units	Revenues	Average Price Per Unit

2012
Active adult communities	32	$7,984	$250
Primary residential	31	6,698	$216
Total	63	$14,682	$233

2011
Active adult communities	22	$4,540	$206
Primary residential	11	3,056	$278
Total	33	$7,596	$230

Data from contracts signed for the active adult and primary residential homebuilding segments for the three months ended March 31, 2012 and 2011 is summarized as follows:

For the three months ended March 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2012
Active adult communities	66	(24)	42	$10,536	$251
Primary residential	75	(11)	64	12,668	$198
Total	141	(35)	106	$23,204	$219

2011
Active adult communities	45	(7)	38	$8,439	$222
Primary residential	15	(2)	13	3,682	$283
Total	60	(9)	51	$12,121	$238

Index
Backlog for the active adult and primary residential homebuilding segments as of March 31, 2012 and 2011 is summarized as follows:

As of March 31,	Number of Units	Dollar Volume	Average Price Per Unit

2012
Active adult communities	55	$14,243	$259
Primary residential	86	15,819	$184
Total	141	$30,062	$213

2011
Active adult communities	44	$11,192	$254
Primary residential	17	4,741	$279
Total	61	$15,933	$261

The number of net housing contracts signed during the three months ended March 31, 2012 compared to the same period in 2011 increased 107.8%. The dollar value of housing contracts signed increased 91.4%. Although the volume of housing contracts signed for the three months ended March 31, 2012 continue to reflect a weak market for new residences in the geographic areas where our communities are located, the increase in sales over the same period in 2011 indicates improved market conditions during the past twelve months. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including AV Homes. During the three months ended March 31, 2012, cancellations of previously signed contracts totaled 35 compared to 9 during the three months ended March 31, 2011. As a percentage of the gross number of contracts signed, this represents 24.8% and 15.0%, respectively.

As of March 31, 2012 and as of December 31, 2011, our inventory of unsold (speculative) homes, both completed and under construction, was 72 units.  As of March 31, 2012, approximately 37.5% of unsold homes were completed compared to approximately 63% as of December 31, 2011.

During the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the number of homes closed increased by 90.9% and the related revenues increased by 93.3%. Our average sales price for homes closed during the three months ended March 31, 2012 increased to $233 compared to $230 for the three months ended March 31, 2011. We anticipate that we will close in excess of 80% of the homes in backlog as of March 31, 2012 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates. We do not anticipate a meaningful improvement in our markets in the near term.

Net loss for the three months ended March 31, 2012 was $8,451 or $0.68 per basic and diluted share compared to $10,097 or $0.81 per basic and diluted for the three months ended March 31, 2011.  The decrease in net loss for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to $3,091 of profit in commercial and industrial and other land sales in the first quarter of 2012 and a $1,130 decrease in net losses from our two homebuilding segments, offset in part by $1,655 increase in gains attributable to non-controlling interests and $1,382 increase in other real estate expenses.

Combined operating loss from active adult communities and primary residential homebuilding was $2,443 for the three months ended March 31, 2012 as compared to $3,573 for the same period in 2011.  The decrease in net loss was primarily attributable to 30 additional home closings and reduced divisional overhead in the first quarter of 2012 versus the first quarter of 2011, offset in part by an unfavorable mix of homes closed (as more fully described below) and reduced profit from amenity operations from our active adult operations.

Revenues from active adult operations increased $1,999 or 25.6% for the three months ended March 31, 2012 compared to the same period in 2011.  Expenses from active adult operations increased $2,308 or 22.8% for the three months ended March 31, 2012 compared to the same period in 2011. The increase in revenues is primarily attributable to increased closings and a change in mix of homes closed for the three months ended March 31, 2012 than for the three months ended March 31, 2011, offset in large part by the decrease of amenity revenues in 2012 due to the outsourcing of our golf and food and beverage operations. The increase in expenses is attributable to increased closings in the first quarter of 2012 as compared to the first quarter of 2011, plus a change in the mix of homes closed, specifically at CantaMia.  During the three months ended March 31, 2012, we recorded impairment charges in our active adult operations of approximately $152 compared to approximately $290 for the three months ended March 31, 2011 from homes completed or under construction. The average sales price on closings from active adult homebuilding operations during the three months ended March 31, 2012 was $250 compared to $206 during the same period in 2011. The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during the three months ended March 31, 2012 was approximately 14% compared to approximately 18% during the same period in 2011. The decrease in average contribution margins is generally attributable to a change in mix of homes closed.  Specifically, in the first quarter of 2012 we closed a larger mix of homes at a high price point at CantaMia than in the same period in 2011.  These higher priced, two-story homes generally have smaller profit margins.  At our Seasons community, we closed speculative/model homes in the first quarter of 2011 which generated high profit margins as compared to production inventory which closed in the first quarter of 2012.  Offsetting these two decreases in average contribution margins was improved margins from Solivita.  During 2011, we re-engineered the current housing product at Solivita to make the homes more cost efficient.  The result of this, coupled with increases in the average closing price per unit generated higher operating margins at Solivita in the first quarter of 2012 than in the first quarter of 2011. Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Index

Revenues from primary residential operations increased $3,978 or 108.8% for the three months ended March 31, 2012 compared to the same period in 2011. Expenses from primary residential operations increased $2,539 or 51.9% for the three months ended March 31, 2012 compared to the same period in 2011. The increase in revenues is primarily attributable to 20 additional closings, offset in part by a reduction in the average price per unit closed in the first quarter of 2012 as compared to the first quarter of 2011. The increase in expenses is attributable to increased closings and a change in mix of homes closed in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. During the three months ended March 31, 2012, we did not record any impairment charges in our primary residential operations compared to approximately $7 for the three months ended March 31, 2011 from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the three months ended March 31, 2012 was $216 compared to $278 for the same period in 2011. The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the three months ended March 31, 2012 was approximately 13% compared to approximately 5% for the same period in 2011. The increase in average contribution margins is attributable to our Phoenix primary homebuilding operations generating higher margins in the first quarter of 2012 versus the first quarter of 2011, offset in part by a change in mix of closings in Florida.  Phoenix operations for the three months ended March 31, 2012 generated an increased average closing price per unit with lower land and housing construction costs per unit as compared to the three months ended March 31, 2011, due to a favorable change in the mix of homes closed.  In Florida, we closed speculative inventory in the first three months of 2011 which had a low cost basis, and in the first three months of 2012 we had our first closings of new product that generated lower profit margins.  Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

Revenues and expenses from commercial and industrial and other land sales were $9,058 and $5,967, respectively, in the three months ended March 31, 2012, resulting in net income of $3,091.  We did not have any commercial and industrial and other land sales in the quarter ended March 31, 2011.

Revenues from other operations decreased $167 or 53.7%, for the three months ended March 31, 2012 compared to the same period in 2011. Expenses from other operations decreased $174 or 64.9%, for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in revenues and expenses are primarily attributable to the sale of our title operations in July of 2011 and reduced leasing activities in the first quarter of 2012 as compared to the first quarter of 2011.

General and administrative expenses decreased $95 or 2.8%, for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was primarily due to net changes in payroll related expenses related to reduced headcount in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Interest expense decreased $194 or 8.0%, for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in interest expense is primarily attributable to a decreased indebtedness during the first quarter of 2012 as compared to the first quarter of 2011.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, increased by $1,382 or 200.0%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase in other real estate expenses for the three months ended March 31, 2012 is primarily attributable to a loss recognized from land notes receivables write offs and restructuring of $541, and the write-off of an abandoned maintenance facility in Poinciana of $541.

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2012, we recognized an increase of $3,257 in the valuation allowance.  As of March 31, 2012, our deferred tax asset valuation allowance was $94,740. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of March 31, 2012, our cash and cash equivalents totaled $120,158, compared to cash and cash equivalents of $124,316 as of December 31, 2011. As of March 31, 2012 and December 31, 2011, total consolidated indebtedness was $105,402, including $100,000 carrying amount of our 7.50% Notes and $5,402 carrying amount of our 4.50% Notes. Additionally, as of March 31, 2012, we had $7,021 in restricted cash, of which $3,617 is posted to collateralize outstanding letters of credit, compared to $7,872 in restricted cash as of December 31, 2011.

Index

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the three months ended March 31, 2012, net cash used in operating activities amounted to $2,114, primarily to fund our operating losses. Net cash used in investing activities amounted to $2,008 due to a distribution to a joint venture partner from the sale of the assets of the joint venture, offset in part by sales of property and equipment, including a vacant building in Rio Rico. Net cash used in financing activities of $36 was attributable to payment of withholding taxes related to restricted stock.

For the three months ended March 31, 2011, net cash used in operating activities amounted to $8,272, primarily as a result of $2,333 used for land and other inventories and $5,939 to fund operating losses. Net cash used in investing activities amounted to $2 due to expenditures of $2 for investments in property and equipment. Net cash provided by financing activities of $77,371 was attributable to proceeds of $100,000 from issuance of the 7.50% Notes partially offset by  $4,627 for issuance costs related to the 7.50% Notes, repurchase of $17,765 principal amount of the 4.50% Notes and $237 used for the repayment of real estate borrowings.

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

Interest : Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning on August 15, 2011.

Conversion : Holders may convert the 7.50% Notes into shares of AV Homes' common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The 7.50% Notes are convertible at an initial conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to an initial conversion price of approximately $30.00 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the Indenture. Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.

Index

Financial covenants: The Indenture includes the following financial covenants:

•	until February 15, 2014, AV Homes will maintain, at all times, cash and cash equivalents of not less than $20,000;
•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes' total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time;

•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes' total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

Repurchase Right: Holders of the 7.50% Notes have the right to require AV Homes to repurchase the Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

Redemption Right : AV Homes may, at any time on or after February 15, 2014, at its option, redeem for cash all or any portion of the outstanding 7.50% Notes, but only if the last reported sale price of AV Homes' common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date AV Homes provides the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the Indenture are met.

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

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of March 31, 2012 and December 31, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

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

The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount is amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes can require us to repurchase the 4.50% Notes. As of March 31, 2012, the discount has been fully amortized. We recognized $0 and $293 in non-cash interest charges related to the amortization of the discount during the three months ended March 31, 2012 and 2011, respectively.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2012, we had outstanding performance bonds of approximately $1,840. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

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

Our estimate of the right-of-way acquisition, development and construction costs for the Poinciana Parkway approximates $175,000 to $200,000. However, no assurance of the ultimate costs can be given at this stage. As of March 31, 2012, approximately $48,046 has been expended.  In prior years, we recorded impairment charges of $38,336 associated with the Poinciana Parkway.

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

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Based on our review as of March 31, 2012, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during the three months ended March 31, 2012.  Non-capitalizable expenditures of $394 and $20 related to the Poinciana Parkway were expensed during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, the carrying value of the Poinciana Parkway is $8,437.

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of March 31, 2012, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in AV Homes' market risk during the three months ended March 31, 2012. For additional information regarding AV Homes' market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II -- OTHER INFORMATION

Item 1A.                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results.  There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

3.1
Certificate of Ownership and Merger Merging AV Homes, Inc., a Delaware corporation, with and into Avatar Holdings Inc., a Delaware Corporation (filed as Exhibit 3.1 to the Form 8-K filed on February 15, 2012, and incorporated herein by reference).

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Form 8-K filed on February 15, 2012, and incorporated herein by reference).

10.1
Amended and Restated Employment Agreement, effective December 31, 2011, by and between Avatar Holdings, Inc. and Allen Anderson (filed as Exhibit 10.97 to the Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012, and incorporated herein by reference). +

10.2
Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Allen Anderson (filed as Exhibit 10.98 to the Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012, and incorporated herein by reference). +

10.3
Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Tina Johnston (filed as Exhibit 10.99 to the Form 10-K for the year ended December 31, 2011 filed with the SEC on March 26, 2012, and incorporated herein by reference). +

10.4	Extension Agreement, dated as of February 6, 2012, by and between Osceola County and Avatar Properties, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

+	Management contract or compensatory plan or arrangement.
*
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

AV HOMES, INC.
Date:	May 10, 2012	By:	/s/ Allen J. Anderson
Allen J. Anderson, Director, President, and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2012	By:	/s/ Tina M. Johnston
Tina M. Johnston, Vice President, Principal Financial Officer and Principal Accounting Officer

Index

Exhibit Index

10.4	Extension Agreement, dated as of February 6, 2012, by and between Osceola County and Avatar Properties, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.