Form 10-Q
period 2012-06-30
AV Homes, Inc.
filed 2012-08-06
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-07395

AV HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8601 N. Scottsdale Rd., Suite 225, Scottsdale, Arizona	85253
(Address of Principal Executive Offices)	(Zip Code )

(480) 214-7400
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

13,022,750 shares of AV Homes' common stock ($1.00 par value) were outstanding as of August 3, 2012.

AV HOMES, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

i

Index

PART I  --  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$115,878	$124,316
Restricted cash	5,520	7,872
Land and other inventories	175,888	180,067
Receivables, net	8,330	7,729
Income tax receivable	1,293	1,293
Property and equipment, net	37,602	37,976
Poinciana Parkway	8,437	8,437
Investments in unconsolidated entities	819	845
Prepaid expenses and other assets	10,502	10,443
Assets held for sale	26,078	30,078
Total Assets	$390,347	$409,056

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$3,814	$3,357
Accrued and other liabilities	10,223	9,996
Customer deposits and deferred revenues	1,480	1,611
Estimated development liability for sold land	33,923	34,044
Notes, mortgage notes and other debt	105,402	105,402
Total Liabilities	154,842	154,410

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 13,154,964 shares at June 30, 2012
14,194,776 shares at December 31, 2011	13,155	14,195
Additional paid-in capital	260,743	282,953
Retained (deficit) earnings	(35,669)	2,973
Treasury stock: at cost, 110,874 shares at June 30, 2012 and 1,252,274 shares at December 31, 2011	(3,019)	(45,924)
Total AV Homes stockholders’ equity	235,210	254,197
Non-controlling interest	295	449
Total Equity	235,505	254,646

Total Liabilities and Stockholders' Equity	$390,347	$409,056

See notes to consolidated financial statements.

Index

 AV HOMES, INC.
Consolidated Statements of Operations and Comprehensive Income (loss)
For the six and three months ended June 30, 2012 and 2011
(Unaudited)
 (Dollars in thousands except per-share amounts)

	Six Months		Three Months
	2012	2011	2012	2011
Revenues
Real estate revenues	$45,239	$39,978	$18,920	$28,201
Interest income	63	300	32	132
Other	374	300	14	33
Total revenues	45,676	40,578	18,966	28,366

Expenses
Real estate expenses	49,355	41,620	21,453	25,652
Impairment charges	3,580	14,097	3,428	13,800
General and administrative expenses	6,663	6,750	3,357	3,349
Loss on extinguishment of debt	-	211	-	-
Interest expense	4,353	4,793	2,116	2,362
Total expenses	63,951	67,471	30,354	45,163

(Loss) earnings from unconsolidated entities, net	(79)	15	(43)	143

Loss before income taxes	(18,354)	(26,878)	(11,431)	(16,654)
Income tax benefit	-	-	-	-

Net loss and comprehensive income (loss)	(18,354)	(26,878)	(11,431)	(16,654)

Net income (loss) and comprehensive income (loss) attributable to non-controlling interests in consolidated entities	1,442	(255)	(86)	(128)

Net loss and comprehensive income (loss) attributable to AV Homes	$(19,796)	$(26,623)	$(11,345)	$(16,526)

Basic and Diluted Loss Per Share	$(1.58)	$(2.14)	$(0.91)	$(1.33)

See notes to consolidated financial statements.

Index

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2012 and 2011
(Unaudited)
(Dollars in Thousands)

	2012	2011
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(18,354)	$(26,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,189	1,915
Amortization of stock-based compensation	845	643
Impairment of land and other inventories	3,580	14,097
Change in fair value of contingent consideration	-	(1,022)
Distribution (return) of earnings from unconsolidated entities	-	3,248
Equity loss (earnings) from unconsolidated entities	79	(15)
Changes in operating assets and liabilities:
Restricted cash	2,352	42
Receivables, net	(601)	802
Land and other inventories	1,898	(49)
Assets held for sale	4,000	-
Prepaid expenses and other assets	(958)	1,922
Accounts payable and accrued and other liabilities	684	1,908
Customer deposits and deferred revenues	(131)	(159)
NET CASH USED IN OPERATING ACTIVITIES	(4,417)	(3,546)

INVESTING ACTIVITIES
Investment in property and equipment	(2,336)	(35)
Return of capital from unconsolidated entities	13	-
Investment in unconsolidated entities	(66)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,389)	(35)

FINANCING ACTIVITIES
Proceeds from issuance of 7.50% Convertible Notes	-	100,000
Principal payments of real estate borrowings	-	(1,856)
Repurchase 4.50% Convertible Notes	-	(59,402)
Debt issuance costs	-	(4,627)
Payment of withholding taxes related to restricted stock and units withheld	(36)	-
Contributions from consolidated joint venture partner	189	-
Distributions to consolidated joint venture partner	(1,785)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,632)	34,115

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,438)	30,534
Cash and cash equivalents at beginning of period	124,316	115,502

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$115,878	$146,036

See notes to consolidated financial statements.

Index

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2012
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

The consolidated balance sheets as of June 30, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss) for the six and three months ended June 30, 2012 and 2011 and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

Reclassification

The Company has corrected the classification of $113 of contributions received from a consolidated joint venture partner and $1,785 of distributions paid to the consolidated joint venture partner from cash used in investing activities as reflected in the Company's Statement of Cash Flows for the quarter ended March 31, 2012, to cash used in financing activities in the accompanying Statement of Cash Flows for six months ended June 30, 2012.

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Note B – Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No., 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), by providing a consistent definition of fair value, as well as ensuring consistent measurement and similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  The guidance is effective for the Company beginning January 1, 2012, to be applied prospectively.  Our adoption of ASU 2011-04 did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  We adopted the provisions of ASU 2011-05 on January 1, 2012, which did not have a material impact on our consolidated financial statements.

Note C - Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of June 30, 2012, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $5,520 and $7,872 as of June 30, 2012 and December 31, 2011, respectively. The balance as of June 30, 2012 is comprised primarily of $3,607 on deposit to collateralize letters of credit outstanding, $1,834 in land escrow accounts and $79 of housing deposits from customers that will become available when the housing contracts close.

Index

Note D - Receivables, net

Receivables, net includes amounts in transit or due from title companies for home closings, membership dues related to our amenity operations, and contracts and mortgage notes receivable from the sale of land.

Note E -  Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of June 30, 2012 and December 31, 2011, we had $1,293 of income tax receivable.

Note F -  Land and Other Inventories

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the six and three months ended June 30, 2012, our impairment assessment resulted in impairment charges of $733 and $581, respectively, which related to homes completed or under construction, and $2,847 in impairment charges related to land developed and/or held for future development or sale. During the six and three months ended June 30, 2011, our impairment assessment resulted in impairment charges of $14,097 and $13,800, respectively, which included $997 and $700, respectively, in impairment charges related to homes completed or under construction and approximately $13,100 in impairment charges for land developed and/or held for future development or sale. As of June 30, 2012, other than the Land and Other Inventories that we determined to be impaired and accordingly wrote down to their fair value, and excluding homes completed or under construction, we had no long-lived assets that had estimated undiscounted cash flows within 25% of their carrying values.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the six and three months ended June 30, 2012 and 2011 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Index

Our active adult and primary residential communities are generally large master-planned communities in Florida and Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Except for those primary residential communities acquired in conjunction with a portfolio of real estate assets in Arizona and Florida in October 2010 (the "JEN Transaction"), build-out of our active adult and primary residential communities generally exceeds five years. Our assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

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

Land and Other Inventories consist of the following:

	June 30, 2012	December 31, 2011
Land developed and in process of development	$89,154	$91,964
Land held for future development or sale	62,389	64,773
Homes completed or under construction	24,345	23,134
Other	-	196
	$175,888	$180,067

See “Note V - Business Segments” below.

Note G - Property and Equipment

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

Index

Property and Equipment includes the cost of amenities, such as club facilities on properties, owned by us. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs. Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the six and three months ended June 30, 2012 and June 30, 2011, no impairments existed for Property and Equipment.

Note H - Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. One additional permit is required for an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County which must be accomplished prior to completing construction on the road.

On July 16, 2012, the Osceola County Commission approved an agreement that is expected to facilitate the development of the Poinciana Parkway by Osceola County and its Expressway Authority.  The agreement imposes a December 31, 2012 deadline for the negotiation and execution of a new public-private Development Agreement among one of our wholly owned subsidiaries, Avatar Properties Inc. (“API”), Osceola County, Polk County and the newly formed Osceola County Expressway Authority for construction and operation of the Poinciana Parkway as an Osceola County-owned toll road. The terms of that Development Agreement are yet to be finalized. If the Development Agreement is not finalized by the December 31, 2012 deadline, the Company shall have until February 14, 2014 to secure other governmental or private funding for the construction of the Poinciana Parkway.

In the event construction of the Poinciana Parkway is not financed and commenced by the Company, a governmental entity or a private investor by February 14, 2014 : (i) a portion of AV Homes’ land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) AV Homes will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.  Polk County’s sole remedy under its agreement with AV Homes is to cancel its agreement with AV Homes.

As part of our negotiations on the Development Agreement, we are considering various designs and layouts for the Poinciana Parkway; accordingly, no assurance of the ultimate costs can be given until the Development Agreement is executed. As of June 30, 2012, approximately $48,301 has been expended.  In prior years, we recorded impairment charges of $38,336 associated with the Poinciana Parkway.

The carrying value of the Poinciana Parkway represents the present value of mitigation credits that we own and can be sold to other developers, or that we can use to offset our own development costs in Central Florida, and the value of certain right-of-way parcels.  Indicators of impairment are general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If the estimated cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Our negotiations on the Development Agreement are ongoing. Should the negotiations not result in the execution of the Development Agreement and we do not secure other funding for the Poinciana Parkway, we may be required to record further impairment charges. No impairment losses were recorded during the six and three months ended June 30, 2012.

Non-capitalizable expenditures of $649 and $255 related to the Poinciana Parkway were expensed during the six and three months ended June 30, 2012, respectively.  Non-capitalizable expenditures of $46 and $20 related to the Poinciana Parkway were expensed during the six and three months ended June 30, 2011, respectively.  At June 30, 2012 and June 30, 2011, the carrying value of the Poinciana Parkway was $8,437.

Index

Note I -   Notes, Mortgage Notes and Other Debt

7.50% Senior Convertible Notes

On January 31, 2011, AV Homes and API entered into an Underwriting Agreement (the “Underwriting Agreement”) with Barclays Capital Inc. (the “Underwriter”). Pursuant to the Underwriting Agreement, AV Homes agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”). The 7.50% Notes were sold to the public at a purchase price of 100% of the principal amount of the 7.50% Notes, plus accrued interest, if any, from February 4, 2011.

On February 4, 2011, we completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes is registered pursuant to a Registration Statement on Form S-3 (No. 333-161498), filed by AV Homes with the Securities and Exchange Commission (the “SEC”) on August 21, 2009, (the “Registration Statement”). Our proceeds from the sale were approximately $95,373 after deducting the underwriting fees of 4.25% and expenses of approximately $377. We used the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), and potential new acquisitions of real estate and real estate-related assets.  We recognized $771 and $386 in non-cash charges related to the amortization of the underwriting fees and expenses during the six and three months ended June 30, 2012, and $704 and $390 during the same periods in 2011, respectively.

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

Index

7.50% Senior Exchange Convertible Notes Due 2016

Subsequent to June 30, 2012, the Company entered into exchange agreements under which it retired $37.5 million in aggregate principal amount of the Company’s 7.50% Notes, in exchange for its issuance of $37.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”). Following these transactions, $62.5 million in aggregate principal amount of the 7.50% Notes remained outstanding.

The 7.50% Exchange Notes mature on February 15, 2016 and will pay interest semiannually at a rate of 7.50% per year, beginning on February 15, 2013. The 7.50% Exchange Notes have an initial conversion rate of 55.5555 shares of common stock per $1,000 original principal amount of notes (equivalent to a conversion price of approximately $18.00 per share), subject to adjustment in certain events. Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holder may require the Company to repurchase them on February 15, 2014.  The cancellation of the existing put right extends the effective maturity date of the 7.50% Exchange Notes to February 15, 2016.

Shares of the Company’s common stock, into which the 7.50% Exchange Notes are convertible, have been reserved for issuance by the Company. The Company has the right to redeem the 7.50% Exchange Notes beginning February 15, 2015.  Prior to that date, the 7.50% Exchange Notes are redeemable, on one occasion only, upon the occurrence of certain events.  The Company has a right, but not an obligation, to require holders to convert the 7.50% Exchange Notes in whole or in part if the closing price of the common stock equals or exceeds 130% of the conversion price then in effect for a specified period.

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

Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of AV Homes' common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date.  During the first, second and third quarters of 2007, the 4.50% Notes were convertible; and $200 principal amount were converted into 3,800 shares of AV Homes' common stock. During 2007, AV Homes repurchased $5,000 principal amount of the 4.50% Notes; during 2008, we repurchased $35,920 principal amount; during 2009, we repurchased $14,076 principal amount On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes in conjunction with the issuance of our 7.50% Notes, which was treated as an extinguishment of debt; and in April 2011, holders of $41,637 in principal amount exercised their right to put the debt.  As of June 30, 2012, $5,402 principal remained outstanding.

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

The discount on the liability component of the 4.50% Notes was amortized thru April 1, 2011 using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount was amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes could require us to repurchase the 4.50% Notes. We recognized $293 and $0 in non-cash interest changes related to the amortization of the discount during the six and three months ended June 30, 2011, respectively.

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

The following table represents interest incurred, interest capitalized, and interest expense for the six and three months ended June 30, 2012 and 2011:

	Six Months		Three Months
	2012	2011	2012	2011
Interest incurred	$4,683	$5,011	$2,334	$2,492
Interest capitalized	(330)	(218)	(218)	(130)
Interest expense	$4,353	$4,793	$2,116	$2,362

We made interest payments of $3,898 and $1,491 during the six months ended June 30, 2012 and 2011, respectively.

Note J -  Warranty Costs

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

During the six and three months ended June 30, 2012 and 2011 changes in the warranty reserve consisted of the following:

	Six Months		Three Months
	2012	2011	2012	2011
Accrued warranty reserve, beginning of period	$537	$477	$601	$451
Estimated warranty expense	319	171	155	97
Amounts charged against warranty reserve	(316)	(226)	(216)	(126)
Accrued warranty reserve, end of period	$540	$422	$540	$422

Index

Note K - Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the six and three months ended June 30, 2012 and 2011 did not assume the effect of restricted stock units, employee stock options or the 7.50% Notes or 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic loss per share includes cancellation of 5,072 shares of common stock and issuance of 7,160 shares of common stock for the six and three months ended June 30, 2012 and the issuance of 57,267 shares of our common stock for the six and three months ended June 30, 2011.  In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the six and three months ended June 30, 2012 and 2011:

	Six Months		Three Months
	2012	2011	2012	2011
Numerator:
Basic and diluted loss per share – net loss attributable to AV Homes	$(19,796)	$(26,623)	$(11,345)	$(16,526)

Denominator:
Basic and diluted weighted average shares outstanding	12,522,663	12,441,098	12,523,843	12,442,616

Note L -  Repurchase of Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities.  In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest.  As of June 30, 2012, the remaining authorization is $18,304.

Note M - Non-controlling Interest

AV Homes has consolidated certain limited liability companies (the "LLCs"), which qualify as variable interest entities (“VIEs”) because we determined that AV Homes is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in AV Homes' consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At June 30, 2012 and December 31, 2011, non-controlling interest was $295 and $449, respectively. The decrease in non-controlling interest is primarily due to a gain from the sale of assets of one of the consolidated LLCs, offset by the cash distribution to the unaffiliated partners as that entity winds down.

Note N - Comprehensive Loss

Net loss and comprehensive loss are the same for the six and three months ended June 30, 2012 and 2011.

Note O - Share-Based Payments and Other Executive Compensation

On June 2, 2011, the stockholders of AV Homes approved the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (the "Incentive Plan") to, among other things, increase the aggregate number of shares of AV Homes common stock, par value $1.00 per share, authorized for issuance under the Incentive Plan by 700,000 shares from 1,500,000 shares to 2,200,000 shares and extend the term of the Incentive Plan until October 25, 2020. The Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise price of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

Index

As of June 30, 2012, an aggregate of 1,240,624 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 680,355 options, restricted stock units and stock units granted. There were 560,269 shares available for grant at June 30, 2012.

Compensation expense related to the restricted stock and restricted stock unit awards during the six months ended June 30, 2012 and 2011 was $846 and $588, respectively.  Compensation expense related to restricted stock and restricted stock unit awards during the three months ended June 30, 2012 and 2011, was $426 and ($53), respectively. No restricted stock unit awards or stock options were granted during the three months ended June 30, 2012 or during the three months ended June 30, 2011.

Subsequent to June 30, 2012, we accepted the resignation of an officer of AV Homes and API, who held 147,000 shares of restricted stock, 138,000 of which shares were forfeited as a result.  During the quarter ended June 30, 2012, we recorded this forfeiture of restricted shares and reversed $79 of compensation expense recognized in prior periods related to these shares.

As of June 30, 2012, there was $4,108 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.54 years.

Note P -  Retirement of Treasury Stock

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

Note Q - Income Taxes

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

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the six months ended June 30, 2012 we recognized an increase of $7,626 in the valuation allowance. As of June 30, 2012, our deferred tax asset valuation allowance was $99,109. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

On October 25, 2010, the Company received notification from the Internal Revenue Service (the “IRS”) that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined.  On February 10, 2012, AV Homes agreed with the IRS’s Notice of Proposed Adjustment to the 2009 net operating loss carryback.  This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivables in the same amount.  Income tax receivable as of June 30, 2012 and December 31, 2011 consists of $1,293 in income tax refunds.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation. The bulk of the land was transferred in 2006 and the final closing took place in 2007. These transactions and subsequent correspondence with the IRS entitled us to defer payment of income taxes of $24,355 from the gain on these sales until replacement property is sold provided we obtained qualifying replacement property for the Marion property by December 31, 2010. We believe that we acquired appropriate replacement properties by December 31, 2010. If the IRS determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

Index

Note R - Fair Value Disclosures

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

AV Homes’ assets measured at fair value as of June 30, 2012 and gains (losses) for the quarter ended June 30, 2012 on a nonrecurring basis are summarized below:

Non-financial Assets/Liabilities	Fair Value Hierarchy	Fair Value at June 30, 2012 (a)	Gains/ (Losses)

Homes completed or under construction	Level 3	$1,795	$(581)
Land held for future development or sale	Level 3	$3,366	$(2,847)

(a)	The fair values in the table above represent only those assets whose carrying values were adjusted to fair value in the quarter ended June 30, 2012.

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

Index

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

The carrying amounts and fair values of our financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes, mortgage notes and other debt:
4.50% Notes	$5,402	$5,382	$5,402	$5,295
7.50% Notes	$100,000	$99,000	$100,000	$90,000

In estimating the fair value of financial instruments, we used the following methods and assumptions:

7.50% Notes and 4.50% Notes: At June 30, 2012 and December 31, 2011, the fair value of the 7.50% Notes and the 4.50% Notes is estimated, based on quoted or estimated market prices.

Note S -  Variable Interest Entities

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

We determined that these entities qualify as VIEs which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of June 30, 2012, our consolidated balance sheets include $1,774 in land and other inventories and $1,025 in property and equipment from these LLCs. As of December 31, 2011, our consolidated balance sheets include $3,470 in land and other inventories and $1,049 in property and equipment from these LLC’s.

Index

In January 2012, all of the real property owned by one of our consolidated joint ventures was sold to an unrelated third party. The net gain on this sale of approximately $2,731 is fully recognized and included as a component of net loss on our consolidated statement of operations. We present the joint venture partner's 60% share of this income, $1,639, on our consolidated statement of operations as a component of net income (loss) attributable to non-controlling interests in consolidated entities.

AV Homes and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of June 30, 2012, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at June 30, 2012 and December 31, 2011 are accounted for under the equity method.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

Prior to 2010, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of these LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each. AV Homes made contributions totaling $66 and $57 to its unconsolidated entities during the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

The following are the consolidated condensed balance sheets of our unconsolidated entities as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Assets:
Cash	$91	$197
Land and other inventory	6,928	6,928
Other assets	5	11
Total assets	$7,024	$7,136

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,880	$1,900
Partners’ Capital of:
AV Homes	819	845
Equity partners	4,325	4,391
Total liabilities and partners’ capital	$7,024	$7,136

Index

The following are the consolidated condensed statements of operations of our unconsolidated entities for the six and three months ended June 30, 2012 and 2011:

	Six Months		Three Months
	2012	2011	2012	2011
Revenues	$-	$3,876	$-	$3,876
Costs and expenses	194	3,667	103	3,326
Net loss from unconsolidated entities	(194)	209	(103)	550
AV Homes' share of loss from unconsolidated entities	$(79)	$15	$(43)	$143

Note T -  Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	June 30, 2012	December 31, 2011
Gross estimated unexpended costs	$36,985	$37,106
Less costs relating to unsold homesites	(3,062)	(3,062)

Estimated development liability for sold land	$33,923	$34,044

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs.  In addition, we obtain annual third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $121 and $0 during the six months ended June 30, 2012 and 2011, respectively, and $21 and $0 during the three months ended June 30, 2012 and 2011, respectively.  Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Note U -  Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable in accordance with ASC 450-20, Loss Contingencies , that certain claims may result in costs and expenses estimated at approximately $30 and $275, which have been accrued in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively . Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2012, we had outstanding performance bonds of approximately $1,840.  We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Index

Note V - Business Segments

The following table summarizes AV Homes' information for reportable segments for the six and three months ended June 30, 2012 and 2011:

	Six Months		Three Months
Revenues:	2012	2011	2012	2011
Segment revenues
Active adult communities	$19,896	$17,273	$10,091	9,467
Primary residential	13,076	6,938	5,443	3,283
Commercial and industrial and other land sales	12,057	15,065	2,999	15,065
Other operations	210	702	66	391
	45,239	39,978	18,599	28,206
Unallocated revenues
Interest income	63	300	32	132
Other	374	300	335	28
Total revenues	$45,676	$40,578	$18,966	28,366

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(5,258)	$(5,450)	$(2,611)	(3,112)
Primary residential	(1,209)	(2,214)	(1,413)	(979)
Commercial and industrial and other land sales	4,713	6,817	1,622	6,817
Other operations	67	113	18	70
	(1,687)	(734)	(2,384)	2,796
Unallocated income (expenses)
Interest income	63	300	32	132
Loss on extinguishment of debt	-	(211)	-	-
Equity loss from unconsolidated entities	(79)	15	(43)	143
Net (income)/loss attributable to non-controlling interests	(1,442)	255	86	128
General and administrative expenses	(6,663)	(6,750)	(3,357)	(3,349)
Interest expense	(4,353)	(4,793)	(2,116)	(2,362)
Other real estate expenses	(2,788)	(1,605)	(716)	(914)
Impairment of land developed or held for future development	(2,847)	(13,100)	(2,847)	(13,100)
Loss before income taxes attributable to AV Homes	$(19,796)	$(26,623)	$(11,345)	$(16,526)

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

Executive Overview and Outlook

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our residential community activities have been adversely affected by economic conditions in both markets, although home sales appear to be improving from previous low levels. We also engage in other activities such as the sale of commercial and industrial land for third-party development, which has also been adversely affected by economic conditions.

Our primary business strategy is the development of active adult communities for people age 55 and older, including the marketing, sale and construction of residences within those communities.  We believe that demographic trends and the lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for future business. Solivita and CantaMia, our active adult communities near Orlando, Florida and Phoenix, Arizona, respectively, serve as our flagship communities.  In addition, we recently decided to initiate development and sales at our newest community, Vitalia at Port St. Lucie.

We also remain moderately active in the sale and construction of primary residences for people of all ages, some of which are located in communities we developed.  Currently, we are selling from two primary locations, one each in Florida and Arizona.  We expect to sell out of lots at both communities within 12-18 months and are actively looking for replacement lot positions.  Finished lot prices have increased significantly in our primary markets as builders compete to replenish their depleted holdings.  We are also experiencing increases in materials costs. Absent corresponding pricing power, these cost increases may negatively impact margins on future sales of primary residences.

Sales and customer traffic both increased during the second quarter compared to the same period last year.  During the quarter we sold 101 homes and closed 59 sales generating approximately $13,431 of revenue.  Customer traffic remained good at both our family and active adult communities through the end of the quarter.  However, our sales are seasonal, in particular at the active adult communities, where traffic typically declines as summer approaches.   The cancellation rate at our communities remained higher than normal, reflecting the ongoing overall difficulties our customers have in arranging financing, or selling an existing home.

Index

In the second quarter of 2012, we sold non-core assets generating $12,057 of cash.  At June 30, 2012, we had additional assets under contract for sale.  These sales are contingent upon a number of factors and may not close, but the activity is indicative of our ongoing effort to sell non-core assets and further reduce associated carry costs.

During the quarter ended June 30, 2012, our homebuilding operations used cash of $4,417 which was partially offset by net cash from land sales.  Cash flow from current operations is insufficient to cover our primary recurring costs for interest payments, real estate taxes, Homeowner Association subsidies, and unallocated general & administrative expenses.  We also anticipate that we will continue to generate operating losses during 2012. We believe that we have sufficient available cash to fund these losses.   We also plan to carefully manage our inventory levels through monitoring land holdings, land development and home starts.  In that regard, our planned asset sales are expected to help diversify land holdings and reduce associated carry costs from existing assets.

During the second quarter of 2012, we continued to implement our new strategic plan.  The primary efforts were focused on asset sales, the evaluation of potential future investments to expand our market exposure, the rollout of our new marketing and branding plans, and implementation of new management information systems.

The search for appropriate sites in our target markets led us to several potential new investments.   We are in process of further assessing these specific sites and markets.  As of June 30, 2012, we have one site in the Phoenix area under contract with a joint venture partner.  Our joint venture funding obligation is contingent upon successfully completing due diligence.  We also anticipate an active third quarter for investment related activity as we identify and screen sites in new market locations.

In the first quarter, we launched our new branding hierarchy.  AV Homes operates its for sale activities under two separate brands: the recently announced Vitalia name for active adult communities, and Joseph Carl Homes for primary housing.   We expect to realize significant savings in marketing expense as we further develop these brands and spread expenditures over a greater number of communities.

Implementation of our new management information system, which began in the first quarter of 2012, will continue into the remainder of the year.  This new fully integrated suite of CRM, accounting, finance and home warranty software should significantly improve our efficiency and provide more timely, robust information for managing the company.  This promises to be an important investment of time and financial resources as sales and closings increase due to a much anticipated recovery and the addition of more actively selling communities.

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

We believe the downturn in the homebuilding industry showed signs of moderate recovery during the first six months of 2012.  This downturn has been one of the most severe in U.S. history.  New home demand is restrained by a number of factors including the number of foreclosures, pending foreclosures, mortgage defaults and investor-owned units for sale; bank and lender owned auctions of existing homes; availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept, and difficulty in arranging mortgage financing.  These factors continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them.  In addition, we are engaged in business in Florida and Arizona, two of the most negatively impacted states.  Our homebuilding results this quarter reflect these difficult conditions, and it remains unclear if any sustained recovery in the industry will be reflected in our future results.

Our business is also affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business.   In addition, our residential community activities, along with other real estate activities such as the sale of commercial and industrial land, are heavily concentrated in the Poinciana, Florida submarket.   These factors have a significant impact on our ability to participate in a market recovery.   If the real estate market declines further, or sales at our existing communities do not improve materially, it may be necessary to take additional charges against our earnings for inventory impairments or write-downs of our investments in unconsolidated entities and other assets.

Index

We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses.  As part of this process, we will continue to examine our assets to determine which assets fit within our primary business strategy. These evaluations may also result in additional cash and non-cash charges or write-downs.

 RESULTS OF OPERATIONS

The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2012 and 2011:

	Six Months		Three Months
Operating income (loss)	2012	2011	2012	2011
Active adult communities
Revenues	$19,896	$17,273	$10,091	$9,467
Expenses	25,154	22,723	12,702	12,579
Segment operating loss	(5,258)	(5,450)	(2,611)	(3,112)

Primary residential
Revenues	13,076	6,938	5,443	3,283
Expenses	14,285	9,152	6,856	4,262
Segment operating loss	(1,209)	(2,214)	(1,413)	(979)

Commercial and industrial and other land sales
Revenues	12,057	15,065	2,999	15,065
Expenses	7,344	8,248	1,377	8,248
Segment operating income	4,713	6,817	1,622	6,817

Other operations
Revenues	210	702	66	391
Expenses	143	589	48	321
Segment operating income	67	113	18	70

Operating loss	(1,687)	(734)	(2,384)	2,796

Unallocated income (expenses):
Interest income	63	300	32	132
Loss on extinguishment of debt	-	(211)	-	-
Equity loss from unconsolidated entities	(79)	15	(43)	143
Net (income)/loss attributable to non-controlling interests	(1,442)	255	86	128
General and administrative expenses	(6,663)	(6,750)	(3,357)	(3,349)
Interest expense	(4,353)	(4,793)	(2,116)	(2,362)
Other real estate expenses	(2,788)	(1,605)	(716)	(914)
Impairment of land developed or held for future development	(2,847)	(13,100)	(2,847)	(13,100)
Loss before income taxes	(19,796)	(26,623)	(11,345)	(16,526)
Income tax benefit	-	-	-	-
Net loss attributable to AV Homes	$(19,796)	(26,623)	(11,345)	(16,526)

Index

Data from closings for the active adult and primary residential homebuilding segments for the six and three months ended June 30, 2012 and 2011 is summarized as follows:

	Number of Units	Revenues	Average Price Per Unit
For the six months ended June 30,
2012
Active adult communities	66	$16,290	$247
Primary residential	56	11,823	$211
Total	122	$28,113	$230

2011
Active adult communities	51	$11,153	$219
Primary residential	24	5,736	$239
Total	75	$16,889	$225

For the three months ended June 30,
2012
Active adult communities	34	$8,305	$244
Primary residential	25	5,126	$205
Total	59	$13,431	$228

2011
Active adult communities	29	$6,613	$228
Primary residential	13	2,680	$206
Total	42	$9,293	$221

Index

Data from contracts signed for the active adult and primary residential homebuilding segments for the six and three months ended June 30, 2012 and 2011 is summarized as follows:

	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
For the six months ended June 30,

2012
Active adult communities	121	(37)	84	$20,907	$249
Primary residential	147	(24)	123	26,892	$219
Total	268	(61)	207	$47,799	$231

2011
Active adult communities	83	(16)	67	$15,572	$232
Primary residential	31	(3)	28	6,817	$243
Total	114	(19)	95	$22,389	$236

For the three months ended June 30,

2012
Active adult communities	55	(13)	42	$10,371	$247
Primary residential	72	(13)	59	14,224	$241
Total	127	(26)	101	$24,595	$244

2011
Active adult communities	38	(9)	29	$7,133	$246
Primary residential	16	(1)	15	3,135	$209
Total	54	(10)	44	$10,268	$233

Backlog for the active adult and primary residential homebuilding segments as of June 30, 2012 and 2011 is summarized as follows:

As of June 30,	Number of Units	Dollar Volume	Average Price Per Unit

2012
Active adult communities	63	$16,336	$259
Primary residential	120	24,918	$208
Total	183	$41,254	$225

2011
Active adult communities	44	$11,712	$266
Primary residential	19	5,196	$273
Total	63	$16,908	$268

Index

The number of net housing contracts signed during the six months ended June 30, 2012 compared to the same period in 2011 increased 118%. The dollar value of housing contracts signed increased 113%.  Although the volume of housing contracts signed for the three months ended June 30, 2012 continue to reflect a weak market for new residences in the geographic areas where our communities are located, the increase in sales over the same period in 2011 indicates improved market conditions during the past twelve months.  Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including AV Homes. During the six and three months ended June 30, 2012, cancellations of previously signed contracts totaled 61 and 26 compared to 19 and 10 during the six and three months ended June 30, 2011. As a percentage of the gross number of contracts signed, this represents 23% and 20% for the six and three months ended June 30, 2012, respectively. As a percentage of the gross number of contract signed, this represents 17% and 19% for the six and three months ended June 30, 2011, respectively.

As of June 30, 2012, our inventory of unsold (speculative) homes, both completed and under construction, was 43 units compared to 72 units as of December 31, 2011.  As of June 30, 2012, approximately 47% of unsold homes were completed compared to approximately 63% as of December 31, 2011.

During the six months ended June 30, 2012 compared to the six months ended June 30, 2011, the number of homes closed increased by 63% and the related revenues increased by 66%. Our average sales price for homes closed during the six months ended June 30, 2012 increased to $230 compared to $225 for the six months ended June 30, 2011.

Our backlog of homes under contract but not yet closed as of June 30, 2012 was 183 units, a 190% increase from June 30, 2011.  The dollar volume of homes in backlog was $41,254, a 144% increase over June 30, 2011.  We anticipate that we will close in excess of 80% of the homes in backlog as of June 30, 2012 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.

Net loss for the six and three months ended June 30, 2012 was $19,796 or $1.58 per basic and diluted share and $11,345 or $0.91 per basic and diluted shares, respectively compared to $26,623 or $2.14 per basic and diluted share and $16,526 or $1.33 per basic and diluted share, respectively for the six and three months ended June 30, 2011. The decrease in net loss for the six and three months ended June 30, 2012 compared to the same periods in 2011 was primarily due to decreased losses from our two homebuilding segments and decreased land impairment charges, offset in part by increased gains attributable to non-controlling interests and increased other real estate expenses.

Combined operating loss from active adult communities and primary residential homebuilding was $6,467 and $4,024 for the six and three months ended June 30, 2012, respectively as compared to $7,664 and $4,091 for the same periods in 2011. The decrease in net loss for the six and three months ended June 30, 2012 compared to the same periods in 2011 was primarily attributable to increased home closings and reduced divisional overhead in 2012 versus 2011, offset in part by an unfavorable mix of homes closed (as more fully described below) and increased losses from amenity operations.

Revenues from active adult operations increased $2,623 or 15.2% and $624 or 6.6% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011.  Expenses from active adult operations increased $2,431 or 10.7% and $123 or 1.0%, respectively, for the six and three months ended June 30, 2012 compared to the same periods in 2011. The increase in revenues for the six and three months ended June 30, 2012 as compared to the same periods last year is primarily attributable to increased closings and a change in mix of homes closed, offset in part by reduced revenues from amenities in 2012 due to the outsourcing of our golf and food and beverage operations at Solivita. The increase in expenses for the six and three months ended June 30, 2012 is attributable to increased closings and a change in the mix of homes closed, specifically at CantaMia, offset in part by reduced expenses from amenities due to the outsourcing of operations at Solivita. During the six and three months ended June 30, 2012, we recorded impairment charges in our active adult operations of approximately $718 and $566 compared to approximately $990 and $700 for the six and three months ended June 30, 2011 from homes completed or under construction. The average sales price on closings from active adult homebuilding operations during the six and three months ended June 30, 2012 was $247 and $244, respectively, compared to $219 and $228, respectively, during the same period in 2011.

Index

The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during the six and three months ended June 30, 2012 was approximately 14% and 15%, respectively, compared to approximately 19% and 20% during the same periods in 2011.  The decrease in average contribution margins is generally attributable to a change in mix of homes closed.  Specifically, in the first half of 2012 the mix of homes closed at CantaMia and Seasons generated a smaller profit margin than the mix closed in the same period in 2011.  Although the average revenues per unit at these two communities increased in the first six months of 2012 as compared to the same period in 2011, the cost of sales as a percentage of revenues increased as well.  Offsetting these decreases in average contribution margins were improved margins from Solivita.  During 2011, we re-engineered the current housing product at Solivita to make the homes more cost efficient.  The result of this, coupled with increases in the average closing price per unit generated higher operating margins at Solivita in the first quarter of 2012 than in the first quarter of 2011.  Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations increased $6,138 or 88.5% and $2,160 or 65.8% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011. Expenses from primary residential operations increased $5,133 or 56.1% and $2,594 or 60.9% for the six and three months ended June 30, 2012 compared to the same period in 2011. The increase in revenues is primarily attributable to increased closings offset in part by a reduction in the average price per unit closed in the six and three months ended June 30, 2012 as compared to the same periods in 2011. The increase in expenses is attributable to increased closings and a change in mix of homes closed in the six and three months ended June 30, 2012 as compared to the six and three months ended June 30, 2011. During the six and three months ended June 30, 2012, we recorded impairment charges in our primary residential operations of approximately $15 and $15 compared to approximately $7 and $0 for the six and three months ended June 30, 2011 from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the six and three months ended June 30, 2012 was $211 and $205 compared to $239 and $206 for the same periods in 2011.

The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the six and three months ended June 30, 2012 was approximately 11% and 10%, respectively, compared to approximately 3% and 1% for the same periods in 2011. The increase in average contribution margins is primarily attributable to our Phoenix primary homebuilding operations generating higher margins in the first six months of 2012 versus the first six months of 2011, offset in part by a change in mix of closings in our Florida communities.  During the six months ended June 30, 2012, our Phoenix operations generated an increased average closing price per unit with lower land and housing construction costs per unit as compared to the same period in 2011, due to a favorable change in the mix of homes closed.  In Florida, we closed speculative inventory in the first six months of 2011 which had a low cost basis, and in the first six months of 2012 we had our first closings of new product that generated lower profit margins.  Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

Net income from commercial and industrial and other land sales was $4,713 and $1,622 for the six and three months ended June 30, 2012, respectively, compared to net income of $6,817 for the six and three months ended June 30, 2011.  The decrease in net income in the six and three months ended June 30, 2012 as compared to the same periods in 2011 was primarily attributable to decreased land sale revenues.

Revenues from other operations decreased $492 or 70.1% and $325 or 83.1%, for the six and three months ended June 30, 2012 compared to the same periods in 2011. Expenses from other operations decreased $446 or 75.7%, and $273 or 85.0% for the six and three months ended June 30, 2012 compared to the same periods in 2011. The decrease in revenues and expenses are primarily attributable to the sale of our title operations in July of 2011 and reduced leasing activities in the first six months of 2012 as compared to the same period in 2011.

General and administrative expenses decreased $87 or 1.3% and increased $8 or 0.2% for the six and three months ended June 30, 2012, respectively, compared to the same periods in 2011. General and administrative expenses as stated for the six and three months ended June 30, 2011 include a $1,022 and $9 credit, respectively, for a reduction in an earn-out liability related to the JEN transaction. Adjusting for this credit, general and administrative expenses decreased $1,109 or 14.3% and increased $1 or 0.0% for the six and three months ended June 30, 2012, respectively, as compared to the same periods in 2011.  The decreased expenses in the first six months of 2012 as compared to the first six months of 2011 was primarily due to net changes in payroll expenses related to reduced headcount.

Interest expense decreased $440 or 9.2% and $246 or 10.4%, for the six and three months ended June 30, 2012 compared to the same periods in 2011. The decrease in interest expense is primarily attributable to a decreased indebtedness during the first six months of 2012 as compared to the first six months of 2011.

Index

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, increased by $1,183 or 73.7% and decreased by $198 or 21.7% respectively, for the six and three months ended June 30, 2012 compared to the same periods in 2011. The increase in other real estate expenses for the six months ended June 30, 2012 was primarily attributable to a loss recognized from land notes receivables write offs and restructuring of $541, the write-off of an abandoned maintenance facility in Poinciana of $541, and legal and other expenses related to the Poinciana Parkway.

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the six months ended June 30, 2012, we recognized an increase of $7,626 in the valuation allowance.  As of June 30, 2012, our deferred tax asset valuation allowance was $99,109. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of June 30, 2012, our cash and cash equivalents totaled $115,878, compared to cash and cash equivalents of $124,316 as of December 31, 2011. As of June 30, 2012 and December 31, 2011, notes, mortgage notes and other debt was $105,402, consisting of $100,000 carrying amount of our 7.50% Notes and $5,402 carrying amount of our 4.50% Notes. Additionally, as of June 30, 2012, we had $5,520 in restricted cash, of which $3,607 is posted to collateralize outstanding letters of credit, compared to $7,872 in restricted cash as of December 31, 2011.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the six months ended June 30, 2012, net cash used in operating activities amounted to $4,417, primarily to fund our operating losses.  Net cash used in investing activities amounted to $2,389 due to the purchase of property and equipment, which was primarily computer equipment and software.  Net cash used in financing activities of $1,632 was attributable to payment of withholding taxes related to restricted stock and a distribution to a joint venture partner from the sale of the assets of the joint venture.

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

Index

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

Index

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of June 30, 2012 and December 31, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

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

The discount on the liability component of the 4.50% Notes is amortized using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount was amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes could require us to repurchase the 4.50% Notes. The discount was fully amortized in 2011. We recognized $293 and $0 in non-cash interest charges related to the amortization of the discount during the six and three months ended June 30, 2011, respectively.

7.50% Senior Exchange Convertible Notes due 2016

Subsequent to June 30, 2012, the Company entered into exchange agreements under which it retired $37.5 million in aggregate principal amount of the Company’s 7.50% Notes, in exchange for its issuance of $37.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”). Following these transactions, $62.5 million in aggregate principal amount of the 7.50% Notes remained outstanding.

The 7.50% Exchange Notes mature on February 15, 2016 and will pay interest semiannually at a rate of 7.50% per year, beginning on February 15, 2013. The 7.50% Exchange Notes have an initial conversion rate of 55.5555 shares of common stock per $1,000 original principal amount of notes (equivalent to a conversion price of approximately $18.00 per share), subject to adjustment in certain events. Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holder may require the Company to repurchase them on February 15, 2014.  The cancellation of the existing put right extends the effective maturity date of the 7.50% Exchange Notes to February 15, 2016.

Shares of the Company’s common stock, into which the 7.50% Exchange Notes are convertible, have been reserved for issuance by the Company. The Company has the right to redeem the 7.50% Exchange Notes beginning February 15, 2015.  Prior to that date, the 7.50% Exchange Notes are redeemable, on one occasion only, upon the occurrence of certain events.  The Company has a right, but not an obligation, to require holders to convert the 7.50% Exchange Notes in whole or in part if the closing price of the common stock equals or exceeds 130% of the conversion price then in effect for a specified period.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2012, we had outstanding performance bonds of approximately $1,840. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties to be known as the Poinciana Parkway (the “Poinciana Parkway”). The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road. We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway. One additional permit is required for an interchange between the Poinciana Parkway and U.S. 17/92 in Polk County which must be accomplished prior to completing construction on the road.

Index

On July 16, 2012, the Osceola County Commission approved an agreement that is expected to facilitate the development of the Poinciana Parkway by Osceola County and its Expressway Authority.  The agreement imposes a December 31, 2012 deadline for the negotiation and execution of a new public-private Development Agreement among Avatar Properties Inc., Osceola County, Polk County and the newly formed Osceola County Expressway Authority for construction and operation of the Poinciana Parkway as an Osceola County-owned toll road. The terms of that Development Agreement are yet to be finalized. If the Development Agreement is not finalized by the December 31, 2012 deadline, the Company shall have until February 14, 2014 to secure other governmental or private funding for the construction of the Poinciana Parkway.

In the event construction of the Poinciana Parkway is not financed and commenced by the Company, a governmental entity or a private investor by February 14, 2014 : (i) a portion of AV Homes’ land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) AV Homes will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.  Polk County’s sole remedy under its agreement with AV Homes is to cancel its agreement with AV Homes.

As part of our negotiations on the Development Agreement, we are considering various designs and layouts for the Poinciana Parkway; accordingly, no assurance of the ultimate costs can be given until the Development Agreement is executed. As of June 30, 2012, approximately $48,301 has been expended.  In prior years, we recorded impairment charges of $38,336 associated with the Poinciana Parkway.

The carrying value of the Poinciana Parkway represents the present value of mitigation credits that we own and can be sold to other developers, or that we can use to offset our own development costs in Central Florida, and the value of certain right-of-way parcels.  Indicators of impairment are general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If the estimated cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as anticipated estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance. Our negotiations on the Development Agreement are ongoing. Should the negotiations not result in the execution of the Development Agreement and we do not secure other funding for the Poinciana Parkway, we may be required to record further impairment charges. No impairment losses were recorded during the six and three months ended June 30, 2012.

Non-capitalizable expenditures of $649 and $255 related to the Poinciana Parkway were expensed during the six and three months ended June 30, 2012, respectively.  Non-capitalizable expenditures of $46 and $20 related to the Poinciana Parkway were expensed during the six and three months ended June 30, 2011, respectively.  At June 30, 2012 and June 30, 2011, the carrying value of the Poinciana Parkway was $8,437.

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of June 30, 2012, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2012.

Index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2012 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in AV Homes' market risk during the six months ended June 30, 2012. For additional information regarding AV Homes' market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AV HOMES, INC.
Date:	August 6, 2012	By:	/s/ Allen J. Anderson
Allen J. Anderson, Director, President,
and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2012	By:	/s/ Tina M. Johnston
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