Form 10-Q
period 2012-09-30
AV Homes, Inc.
filed 2012-11-09
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
___________________________________
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

13,020,370 shares of AV Homes' common stock ($1.00 par value) were outstanding as of November 5, 2012.

AV HOMES, INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

i

Index

PART I -- FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$103,722	$124,316
Restricted cash	5,084	7,872
Land and other inventories	180,317	180,067
Receivables, net	7,389	7,729
Income tax receivable	1,293	1,293
Property and equipment, net	38,076	37,976
Poinciana Parkway	8,437	8,437
Investments in unconsolidated entities	813	845
Prepaid expenses and other assets	10,522	10,443
Assets held for sale	22,050	30,078
Total Assets	$377,703	$409,056

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$3,692	$3,357
Accrued and other liabilities	9,894	9,996
Customer deposits and deferred revenues	1,799	1,611
Estimated development liability for sold land	32,997	34,044
Notes, mortgage notes and other debt	105,402	105,402
Total Liabilities	$153,784	154,410

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 13,133,624 shares at September 30, 2012
14,194,776 shares at December 31, 2011	13,134	14,195
Additional paid-in capital	260,623	282,953
Retained (deficit) earnings	(47,252)	2,973
Treasury stock: at cost, 110,874 shares at September 30, 2012 and 1,252,274 shares at December 31, 2011	(3,019)	(45,924)
Total AV Homes stockholders’ equity	223,486	254,197
Non-controlling interest	433	449
Total Equity	223,919	254,646

Total Liabilities and Stockholders' Equity	$377,703	$409,056

See notes to consolidated financial statements.

Index

AV HOMES, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the nine and three months ended September 30, 2012 and 2011
(Unaudited)
(Dollars in thousands except per-share amounts)

	Nine Months		Three Months
	2012	2011	2012	2011
Revenues
Real estate revenues	$73,765	$53,964	$28,526	$13,986
Interest income	95	395	32	95
Other	468	922	94	622
Total revenues	74,328	55,281	28,652	14,703

Expenses
Real estate expenses	79,055	60,772	29,700	19,152
Impairment charges	7,364	126,486	3,784	112,389
General and administrative expenses	10,296	12,865	3,633	5,093
Loss on extinguishment of debt	1,144	211	1,144	-
Change in fair value of contingent consideration	-	(4,388)	-	(3,366)
Interest expense	6,256	7,230	1,903	2,437
Total expenses	104,115	203,176	40,164	135,705

(Loss) from unconsolidated entities, net	(117)	(326)	(38)	(341)

Loss before income taxes	(29,904)	(148,221)	(11,550)	(121,343)
Income tax benefit	-	(350)	-	(350)

Net loss and comprehensive income (loss)	(29,904)	(148,571)	(11,550)	(121,693)

Net income (loss) and comprehensive income (loss) attributable to non-controlling interests in consolidated entities	1,475	(387)	33	(132)

Net loss and comprehensive income (loss) attributable to AV Homes	$(31,379)	$(148,184)	$(11,583)	$(121,561)

Basic and Diluted Loss Per Share	$(2.50)	$(11.91)	$(0.92)	$(9.76)

See notes to consolidated financial statements.

Index

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012 and 2011
(Unaudited)
(Dollars in Thousands)

	2012	2011
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(29,904)	$(148,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,522	2,831
Amortization of stock-based compensation	1,113	1,508
Impairment of land and other inventories	7,364	109,271
Impairment of Goodwill	-	17,215
Change in fair value of contingent consideration	-	(4,388)
Change in estimated development liability	(927)	2,825
Loss on extinguishment of debt	1,144	211
Distribution (return) of earnings from unconsolidated entities	-	(338)
Equity loss from unconsolidated entities	117	326
Changes in operating assets and liabilities:
Restricted cash	2,788	587
Receivables, net	340	1,221
Land and other inventories	(6,194)	(2,636)
Assets held for sale	8,028	-
Prepaid expenses and other assets	(1,116)	3,054
Accounts payable, estimated development liability, accrued and other liabilities	113	(382)
Customer deposits and deferred revenues	188	(584)
NET CASH USED IN OPERATING ACTIVITIES	(13,424)	(17,850)

INVESTING ACTIVITIES
Investment in property and equipment	(3,466)	(862)
Return of capital from unconsolidated entities	13	471
Investment in unconsolidated entities	(98)	(83)
Note receivable from unconsolidated joint venture	-	3,957
NET CASH USED IN INVESTING ACTIVITIES	(3,551)	3,483

FINANCING ACTIVITIES
Proceeds from issuance of 7.50% Convertible Notes	-	100,000
Principal payments of real estate borrowings	-	(2,679)
Repurchase 4.50% Convertible Notes	-	(59,402)
Debt issuance costs	(1,683)	(4,627)
Payment of withholding taxes related to restricted stock and units withheld	(445)	-
Contributions from consolidated joint venture partner	294	-
Distributions to consolidated joint venture partner	(1,785)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,619)	33,292

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,594)	18,925
Cash and cash equivalents at beginning of period	124,316	115,502

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$103,722	$134,427

See notes to consolidated financial statements.

Index

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2012
(Dollars in thousands except share and per share data)

Note A - Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes”, “Company”, “we”, “us” or “our”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets as of September 30, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2012 and 2011 and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform with the 2012 presentation.

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

Note C - Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of September 30, 2012, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $5,084 and $7,872 as of September 30, 2012 and December 31, 2011, respectively. The balance as of September 30, 2012 is comprised primarily of $3,610 on deposit to collateralize letters of credit outstanding, $949 in land escrow accounts and $525 of housing deposits from customers that will become available when the housing contracts close.

Index

Note D - Receivables, net

Receivables, net includes amounts in transit or due from title companies for home closings, membership dues related to our amenity operations, and contracts and mortgage notes receivable from the sale of land.

Note E - Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of September 30, 2012 and December 31, 2011, we had $1,293 of income tax receivable.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the nine and three months ended September 30, 2012, our impairment assessment resulted in impairment charges of $1,540 and $807, respectively, which related to homes completed or under construction, and $5,824 and $2,977, respectively, in impairment charges related to land developed and/or held for future development or sale. During the nine and three months ended September 30, 2011, our impairment assessment resulted in impairment charges of $109,271 and $95,174, respectively, which included $1,483 and $486, respectively, in impairment charges related to homes completed or under construction and approximately $107,788 and $94,688, respectively in impairment charges for land developed and/or held for future development or sale. As of September 30, 2012, other than the Land and Other Inventories that we determined to be impaired and accordingly were written down to their fair value, and excluding homes completed or under construction, we had no other land and other inventories that had estimated undiscounted cash flows within 25% of their carrying values. However, we can give no assurance that any future evaluations will not result in further impairments given the current volatile real estate market, the likelihood of increased competition within the age restricted segment as conditions improve, and other factors as more fully described below.

Index

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the nine and three months ended September 30, 2012 and 2011 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and Arizona. Several of these communities are long term projects and some require ongoing investments in infrastructure that are contractual in nature and may, or may not, be considered economic at the time of expenditure. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Except for those primary residential communities acquired in conjunction with a portfolio of real estate assets in Arizona and Florida in October 2010 (the "JEN Transaction"), build-out of our active adult and primary residential communities generally exceeds five years. Our assumptions are based on current activity and recent trends at our active adult and primary residential communities. There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years. The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

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

Index

Land and Other Inventories consist of the following:

	September 30, 2012	December 31, 2011
Land developed and in process of development	$82,903	$91,964
Land held for future development or sale	68,859	64,773
Homes completed or under construction	28,555	23,134
Other	-	196
	$180,317	$180,067

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

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities. For the nine and three months ended September 30, 2012 and September 30, 2011, no impairments existed for Property and Equipment.

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

On July 16, 2012, the Osceola County Commission approved an agreement that is expected to facilitate the development of the Poinciana Parkway by Osceola County and its Expressway Authority. The agreement imposed a December 31, 2012 deadline for the negotiation and execution of a new public-private development agreement among one of our wholly owned subsidiaries, Avatar Properties Inc. (“API”), Osceola County, Polk County and the newly formed Osceola County Expressway Authority for construction and operation of the Poinciana Parkway as an Osceola County-owned toll road.

On October 15, 2012, a Development Agreement became effective between API, Osceola County, Polk County and the Osceola County Expressway Authority which provides for the public financing of the Poinciana Parkway by Osceola County and the Osceola Expressway Authority (the “Development Agreement”). The Development Agreement calls for us to assign all permits and plans to Osceola County and to donate certain right-of-way parcels that will accommodate both the arterial and southern connector facilities and other lands to Osceola and Polk County. The Osceola County Expressway Authority will be responsible for all design modifications, construction management and operation of that portion of Poinciana Parkway that is a part of the Osceola County Expressway Authority System. Polk and Osceola counties will own and operate all arterial roadway segments. The final funding package for the minimum two lane Poinciana Parkway will be determined by Osceola County and the Osceola Expressway Authority. Construction is contingent on such funding. Should the decision be made to construct additional transportation capacity, i.e., four lanes, additional funding will be identified and contributed by Osceola County.

Index

The carrying value of the Poinciana Parkway represents the present value of mitigation credits that we own and can be sold to other developers, or that we can use to offset our own development costs in Central Florida, and the value of certain right-of-way parcels should the public funding not become available and the Development Agreement is terminated. If public funding is raised, API will assign all permits, mitigation credits and plans to Osceola /county and will donate these right-of-way parcels. This will result in a non-cash charge of approximately $8,000 resulting from the transfer of mitigation credits carried on our books and the carrying value of contributed right-of-way land.

If funding for the Poinciana Parkway is not obtained and construction cannot be commenced by February 14, 2014, the counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with AV Homes is to cancel its agreement with AV Homes. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of AV Homes’ land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) AV Homes will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

If the Development Agreement is terminated and we continue to own the mitigation credits, we would assess indicators of impairment such as general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If the estimated cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance which assessment will continue to be made until public funding is raised. Should the Development Agreement be terminated and we do not secure other funding for the Poinciana Parkway, we may be required to record further impairment charges. No impairment losses were recorded for the Poinciana Parkway during the nine and three months ended September 30, 2012.

Non-capitalizable expenditures of $888 and $239 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2012, respectively. Non-capitalizable expenditures of $46 and $0 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, the carrying value of the Poinciana Parkway was $8,437.

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

On February 4, 2011, we completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement. The sale of the 7.50% Notes is registered pursuant to a Registration Statement on Form S-3 (No. 333-161498), filed by AV Homes with the Securities and Exchange Commission (the “SEC”) on August 21, 2009, as supplemented (the “Registration Statement”). Our proceeds from the sale were approximately $95,373 after deducting the underwriting fees of 4.25% and expenses of approximately $377. We used the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”), and acquisitions of real estate and real estate-related assets. We recognized $945 and $174 in non-cash charges related to the amortization of the underwriting fees and expenses during the nine and three months ended September 30, 2012, and $1,041 and $394 during the same periods in 2011, respectively.

Index

The Underwriting Agreement included customary representations, warranties, conditions to closing, and covenants. The Underwriting Agreement also provided for customary indemnification by each of AV Homes, API and the Underwriter against certain liabilities. The 7.50% Notes are governed by a base indenture (the “Base Indenture”) and first supplemental indenture (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), both dated as of February 4, 2011, between AV Homes and Wilmington Trust, National Association (as successor to Wilmington Trust FSB), as trustee, and include the following terms:

Interest : Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning on August 15, 2011.

Conversion : Holders may convert the 7.50% Notes into shares of AV Homes' common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date. The 7.50% Notes are convertible at a conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to a conversion price of approximately $30.00 per share). The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the Indenture. Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.

Financial covenants : The Indenture includes the following financial covenants

•	until February 15, 2014, AV Homes will maintain, at all times, cash and cash equivalents of not less than $20,000;

•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes' total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000 at any time; and

•
until the second anniversary of the original issuance date of the 7.50% Notes, AV Homes' total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

Repurchase Right: Holders of the 7.50% Notes have the right to require AV Homes to repurchase the 7.50% Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

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

7.50% Senior Exchange Convertible Notes Due 2016

During the three months ended September 30, 2012, the Company entered into exchange agreements under which it retired $44,500 in aggregate principal amount of the Company’s 7.50% Notes, in exchange for its issuance of $44,500 in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”). Following these transactions, $55,000 in aggregate principal amount of the 7.50% Notes remained outstanding. The 7.50% Exchange Notes are governed by the Base Indenture and Second Supplemental Indenture, dated as of July 25, 2012, between AV Homes and Wilmington Trust, National Association, as Trustee.

The 7.50% Exchange Notes mature on February 15, 2016 and will pay interest semiannually at a rate of 7.50% per year, beginning on February 15, 2013. The 7.50% Exchange Notes have an initial conversion rate of 55.5555 shares of common stock per $1 original principal amount of notes (equivalent to a conversion price of approximately $18.00 per share), subject to adjustment in certain events. Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holder may require the Company to repurchase them on February 15, 2014. The cancellation of the existing put right extends the effective maturity date of the 7.50% Exchange Notes to February 15, 2016. The underwriting fees and expenses associated with the issuance of 7.50% Exchange Notes were $1,683. We recognized $111 in non-cash charges related to the amortization of these fees and expenses during the nine and three months ended September 30, 2012.

Index

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

The Second Supplemental Indenture includes the same financial covenants as those governing the 7.50% Notes, except that the outstanding 7.50% Exchange Notes, as well as the 7.50% Notes, are excluded from the third covenant. The Company may suspend the operation of these financial covenants with respect to the 7.50% Exchange Notes under certain circumstances.

The company has assessed the provisions of the 7.50% Exchange Notes Base Indenture and Second Supplementary Indenture and concluded that the impact of any embedded derivative features are not material as of September 30, 2012, but will be subject to further review over the life of the 7.50% Exchange Notes.

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

Each $1 in principal amount of the 4.50% Notes is convertible, at the option of the holder, at a conversion price of $52.63, or 19.0006 shares of our common stock, upon the satisfaction of one of the following conditions: a) during any calendar quarter (but only during such calendar quarter) commencing after June 30, 2004 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than 120% of the conversion price per share of common stock on such last day; or b) during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the 4.50% Notes for each day of that period was less than 98% of the product of the closing sale price for our common stock for each day of that period and the number of shares of common stock issuable upon conversion of $1 principal amount of the 4.50% Notes, provided that if on the date of any such conversion that is on or after April 1, 2019, the closing sale price of AV Homes' common stock is greater than the conversion price, then holders will receive, in lieu of common stock based on the conversion price, cash or common stock or a combination thereof, at our option, with a value equal to the principal amount of the 4.50% Notes plus accrued and unpaid interest, as of the conversion date. During the first, second and third quarters of 2007, the 4.50% Notes were convertible; and $200 principal amount were converted into 3,800 shares of AV Homes' common stock. During 2007, AV Homes repurchased $5,000 principal amount of the 4.50% Notes; during 2008, we repurchased $35,920 principal amount; during 2009, we repurchased $14,076 principal amount. On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes in conjunction with the issuance of our 7.50% Notes, which was treated as an extinguishment of debt; and in April 2011, holders of $41,637 in principal amount exercised their right to put the debt. As of September 30, 2012, $5,402 principal remained outstanding.

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

Financial Accounting Standards Board (“FASB”) ASC Subtopic 470-20, Debt with Conversion Options – Cash Conversion (“ASC 470-20”), requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component. ASC 470-20 applies to the 4.50% Notes.

Index

The discount on the liability component of the 4.50% Notes was amortized through April 1, 2011 using the effective interest method based on an effective rate of 7.5%, which was the estimated market interest rate for similar debt without a conversion option on the issuance date. The discount was amortized from the issuance date in 2004 through April 1, 2011, the first date that holders of the 4.50% Notes could require us to repurchase the 4.50% Notes. We recognized $293 and $0 in non-cash interest changes related to the amortization of the discount during the nine and three months ended September 30, 2011, respectively.

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

The following table represents interest incurred, interest capitalized, and interest expense in connection with all the foregoing obligations for the nine and three months ended September 30, 2012 and 2011:

	Nine Months		Three Months
	2012	2011	2012	2011
Interest incurred	$6,912	$7,560	$2,229	$2,549
Interest capitalized	(656)	(330)	(326)	(112)
Interest expense	$6,256	$7,230	$1,903	$2,437

We made interest payments of $7,473 and $5,552 during the nine months ended September 30, 2012 and 2011, respectively.

Note J - Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We periodically review our warranty reserves and adjust them when appropriate to reflect qualitative risks associated with the products and markets in which we build. We may have recourse against subcontractors for claims relating to workmanship and materials. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.

During the nine and three months ended September 30, 2012 and 2011 changes in the warranty reserve consisted of the following:

	Nine Months		Three Months
	2012	2011	2012	2011
Accrued warranty reserve, beginning of period	$537	$477	$540	$422
Estimated warranty expense	526	335	207	164
Amounts charged against warranty reserve	(458)	(331)	(142)	(105)
Accrued warranty reserve, end of period	$605	$481	$605	$481

Index

Note K - Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the nine and three months ended September 30, 2012 and 2011 did not assume the effect of restricted stock units, employee stock options or the 7.50% Notes or 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic loss per share includes cancellation of 26,412 shares and 21,340 shares of common stock for the nine and three months ended September 30, 2012, respectively and issuance of 71,160 and 64,000 shares of common stock for the nine and three months ended September 30, 2012, respectively. We reflect the issuance of 66,538 and 0 shares of our common stock in this calculation for the nine and three months ended September 30, 2011, respectively. In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the nine and three months ended September 30, 2012 and 2011:

	Nine Months		Three Months
	2012	2011	2012	2011
Numerator:
Basic and diluted loss – net loss attributable to AV Homes	$(31,379)	$(148,184)	$(11,583)	$(121,561)

Denominator:
Basic and diluted weighted average shares outstanding	12,542,605	12,444,422	12,574,002	12,450,961

Note L - Repurchase of Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. No repurchases were made during the nine and three months ended September 30, 2012 and 2011. As of September 30, 2012, the remaining authorization is $18,304.

Note M - Non-controlling Interest

AV Homes has consolidated certain limited liability companies (the “LLCs”), which qualify as variable interest entities (“VIEs”) because we determined that AV Homes is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in AV Homes' consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity. At September 30, 2012 and December 31, 2011, non-controlling interest was $433 and $449, respectively. The decrease in non-controlling interest is primarily due to a gain from the sale of assets of one of the consolidated LLCs, offset by the cash distribution to the unaffiliated partners as that entity winds down.

Note N - Comprehensive Loss

Net loss and comprehensive loss are the same for the nine and three months ended September 30, 2012 and 2011.

Index

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

As of September 30, 2012, an aggregate of 1,197,964 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 635,942 options, restricted stock units and stock units granted. There were 562,022 shares available for grant at September 30, 2012.

Compensation expense related to the restricted stock and restricted stock unit awards during the nine months ended September 30, 2012 and 2011 was $1,113 and $1,509, respectively. Compensation expense related to restricted stock and restricted stock unit awards during the three months ended September 30, 2012 and 2011, was $268 and $921, respectively. During the three months ended September 30, 2012, we granted 17,675 shares of restricted stock, which have a weighted average grant date fair value of $12.73 per share.

During the nine months ended September 30, 2011, we reversed approximately $450 of previously recognized compensation expense related to 293,178 shares of restricted stock which were forfeited due to the resignation of our former CEO on June 15, 2011. During that quarter, AV Homes entered into an Amended and Restated Employment Agreement with one of its Executive Vice Presidents. Under the terms of this agreement, 180,000 shares granted on October 22, 2010, were cancelled and replaced with new awards. During the nine months ended September 30, 2011, we granted 552,660 restricted stock and restricted stock units, which had a weighted average grant date fair value of $11.63 per share.

As of September 30, 2012, there was $4,066 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.33 years.  Approximately $2,530 of unrecognized compensation expense will not be recognized until such time as the performance conditions associated with the restricted stock grant are deemed probable of being met.

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

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the nine months ended September 30, 2012, we recognized an increase of $12,432 in the valuation allowance. As of September 30, 2012, our deferred tax asset valuation allowance was $103,915. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

Index

On October 25, 2010, the Company received notification from the Internal Revenue Service (the “IRS”) that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined. On February 10, 2012, AV Homes agreed with the IRS’s Notice of Proposed Adjustment to the 2009 net operating loss carryback. This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivables in the same amount. Income tax receivable as of September 30, 2012 and December 31, 2011 consists of $1,293 in income tax refunds.

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

Index

AV Homes’ assets measured at fair value as of September 30, 2012 and gains (losses) for the quarter ended September 30, 2012 on a nonrecurring basis are summarized below:

Non-financial Assets/Liabilities	Fair Value Hierarchy	Fair Value at September 30, 2012 (a)	Gains/ (Losses)

Homes completed or under construction	Level 3	$6,520	$(807)
Land held for future development or sale	Level 3	$35,402	$(2,977)

(a)	The fair values in the table above represent only those assets whose carrying values were adjusted to fair value in the quarter ended September 30, 2012.

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

The carrying amounts and fair values of our financial instruments at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes, mortgage notes and other debt:
4.50% Notes	$5,402	$5,361	$5,402	$5,295
7.50% Notes	$55,500	$56,818	$100,000	$90,000
7.50% Exchange Notes	$44,500	$47,059	–	–

At September 30, 2012 and December 31, 2011, the fair value of the 7.50% Notes, the 7.50% Exchange Notes, and the 4.50% Notes is estimated, based on quoted or estimated market prices.

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

Index

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

We determined that these entities qualified as VIEs which require consolidation by the entity determined to be the primary beneficiary. As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs. As of September 30, 2012, our consolidated balance sheets include $1,774 in land and other inventories and $1,017 in property and equipment from these LLCs. As of December 31, 2011, our consolidated balance sheets include $3,470 in land and other inventories and $1,049 in property and equipment from these LLC’s.

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

Subsequent Event

In October 2012, all of the club and real property owned by the remaining consolidated joint venture was sold to an unrelated third party. The estimated net gain on this sale of approximately $1,339 will be recognized in the fourth quarter of 2012 and the partnership will be dissolved. The joint venture partner's 60% share of the gain of approximately $803 will be presented on our fourth quarter 2012 consolidated statement of operations as a component of net gain (loss) attributable to non-controlling interests in consolidated entities.

AV Homes and its equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of September 30, 2012, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest. We analyze these entities when they are entered into or upon a reconsideration event. All of such entities in which we had an equity interest at September 30, 2012 and December 31, 2011 are accounted for under the equity method.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

Prior to 2010, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of these LLCs. We acquired a minority ownership interest in each of the LLCs and share in the management of each. AV Homes made contributions totaling $98 and $83 to its unconsolidated entities during the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Index

The following are the consolidated condensed balance sheets of our unconsolidated entities as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Assets:
Cash	$76	$197
Land and other inventory	6,928	6,928
Other assets	3	11
Total assets	$7,007	$7,136

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$1,892	$1,900
Partners’ Capital of:
AV Homes	813	845
Equity partners	4,302	4,391
Total liabilities and partners’ capital	$7,007	$7,136

The following are the consolidated condensed statements of operations of our unconsolidated entities for the nine and three months ended September 30, 2012 and 2011:

	Nine Months		Three Months
	2012	2011	2012	2011
Revenues	$-	$6,081	$-	$2,205
Costs and expenses	287	5,620	93	1,953
Net loss from unconsolidated entities	(287)	461	(93)	252
AV Homes' share of loss from unconsolidated entities	$(117)	$326	$(38)	$341

Note T - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	September 30, 2012	December 31, 2011
Gross estimated unexpended costs	$35,902	$37,106
Less costs relating to unsold homesites	(2,905)	(3,062)

Estimated development liability for sold land	$32,997	$34,044

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs. In addition, we obtain annual third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. In the third quarter of 2012, the engineer’s evaluation resulted in a decrease to the estimated liability related to Rio Rico of $1,083. This decrease is attributable to a change in the estimate for installation of electrical services. We recorded charges associated with these obligations of $120 and $0 during the nine and three months ended September 30, 2012, respectively, and $476 during the nine and three months ended September 30, 2011, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Note U - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable in accordance with ASC 450-20, Loss Contingencies , that certain claims may result in costs and expenses estimated at approximately $61 and $275, which have been accrued in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively . Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Index

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2012, we had outstanding performance bonds of approximately $780. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Index

Note V - Business Segments

The following table summarizes AV Homes' information for reportable segments for the nine and three months ended September 30, 2012 and 2011:

	Nine Months		Three Months
Revenues:	2012	2011	2012	2011
Segment revenues
Active adult communities	$29,272	$28,066	$9,376	10,793
Primary residential	23,373	9,752	10,297	2,813
Commercial and industrial and other land sales	20,753	15,285	8,696	220
Other operations	367	851	157	148
	73,765	53,954	28,526	13,974
Unallocated revenues
Interest income	95	395	32	95
Other	468	932	94	634
Total revenues	$74,328	$55,281	$28,652	14,703

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(11,060)	$(7,756)	$(5,802)	(2,306)
Primary residential	(917)	(39,864)	292	(37,650)
Commercial and industrial and other land sales	5,161	4,984	448	(1,833)
Other operations	155	122	87	7
	(6,661)	(42,514)	(4,975)	(41,783)
Unallocated income (expenses)
Interest income	95	395	32	95
Loss on extinguishment of debt	(1,144)	(211)	(1,144)	-
Equity loss from unconsolidated entities	(117)	(326)	(38)	(341)
Net (income)/loss attributable to non-controlling interests	(1,475)	387	(33)	132
General and administrative expenses	(10,296)	(12,865)	(3,633)	(5,093)
Change in fair value of contingent consideration	-	4,388	-	3,366
Interest expense	(6,256)	(7,230)	(1,903)	(2,437)
Other real estate expenses	(2,664)	(3,610)	125	(2,002)
Impairment of goodwill	-	(17,215)	-	(17,215)
Impairment of land developed or held for future development	(2,861)	(69,733)	(14)	(56,633)
Loss before income taxes attributable to AV Homes	$(31,379)	$(148,534)	$(11,583)	$(121,911)

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)

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

Executive Overview and Outlook

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Sales revenues and home building activities were adversely affected by economic conditions in both markets, although home sales have improved from previous low levels. We also engage in other activities such as the sale of commercial and industrial land for third-party development, which has also been adversely affected by economic conditions.

Our primary business strategy is to focus our resources on the development of residential communities for people age 55 and older, including the marketing, sale or rental, and construction of residences within those communities. We believe that demographic trends and the lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for future business. Solivita and CantaMia, our active adult communities near Orlando, Florida and Phoenix, Arizona, respectively, are our largest actively selling communities. During the third quarter of 2012, we introduced twelve new model homes at Solivita. The new models were well received with nearly 3,000 people visiting during the opening weekend. Later this year we will also begin sales and construction at our newest community, Vitalia at Tradition. In addition, we anticipate adding two or three more communities which will broaden our geographic footprint and future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

We also remain moderately active in the sale and construction of primary residences for people of all ages, some of which are located in communities we developed. Currently, we are selling from three primary locations, two in Florida and one in Arizona. We expect to sell out of lots at all three communities within 12-15 months and are actively looking for replacement lot positions. Finished lot prices have increased significantly in our primary markets as builders compete to replenish their depleted holdings. We are also experiencing increases in materials costs. Absent corresponding pricing power, these cost increases may negatively impact margins on future sales of primary residences or limit our interest in acquiring new lot positions.

Index

Implementation of our new management information system, which began in the first quarter of 2012, will continue into the remainder of the year. This new fully integrated suite of CRM (Customer Relationship Management), accounting, finance and production scheduling software should significantly improve our efficiency and provide more timely and robust information for managing the company. This promises to be an important investment of time and financial resources as sales and closings increase due to a much anticipated recovery and the addition of more actively selling communities in our portfolio.

During the quarter we sold 99 homes and closed 82 sales generating approximately $17,405 of revenue. Customer traffic remained good at both our family and active adult communities through the end of the quarter. The cancellation rate during the quarter at our communities trended downwards from previous quarters, although there are ongoing overall difficulties our customers have in arranging financing, or selling an existing home.

In the third quarter of 2012, we sold non-core assets generating $20,753 of cash. At September 30, 2012, we had additional assets under contract for sale. These sales are contingent upon a number of factors and may not close, but the activity is indicative of our ongoing effort to sell non-core assets and further reduce associated carrying costs.

During the nine months ended September 30, 2012, our homebuilding operations used cash of $13,424 which was partially offset by net cash from land sales. Cash flow from current operations is insufficient to cover our primary recurring costs for interest payments, real estate taxes, Homeowner Association subsidies, and unallocated general & administrative expenses. We believe that these losses will narrow as improving market conditions help to further increase sales at our existing communities. Additional revenue from our new investments is expected to further enhance our future productivity. We believe that we have sufficient available cash to fund these losses. We also plan to carefully manage our inventory levels through monitoring land holdings, land development and home starts. In that regard, our planned asset sales are expected to help diversify land holdings and reduce associated carry costs from existing assets.

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

During the third quarter of 2012, we continued to implement our new strategic plan. The primary efforts were focused on the evaluation of potential future investments to expand our market exposure. The search for appropriate sites in our target markets led us to several new and potential future investments. During the quarter we invested approximately $10 million in new land positions. In addition, subsequent to September 30, 2012, we have committed to two more sites in the Phoenix area. These investments will require additional acquisition funding of $21.5 million which will come from our cash on hand. We also anticipate further investment related activity within the next six months as we identify and screen sites in new market locations. In addition to the acquisition costs, we plan to commit significant funds toward the development of these assets. In many instances, development costs will exceed the original acquisition costs and could be expended before we can generate meaningful sales revenue.

In September, we completed the negotiation of an agreement entitled “Agreement for Development of Poinciana Parkway”, with an effective date of October 15, 2012. This agreement is a four party agreement among Osceola County, Polk County, Osceola Expressway Authority and Avatar Properties Inc. that should result in the Poinciana Parkway being funded, constructed, operated and maintained by Osceola County, Polk County and the Osceola Expressway Authority. The primary contingency that remains to be addressed is the issuance of bonds to complete funding of construction. Upon confirmation of funding, API will assign all permits, mitigation credits and plans to Osceola County and will donate certain right-of-ways that will accommodate both the arterial and southern connector facilities and other lands to Osceola and Polk County. This will result in a non-cash charge of approximately $8 million resulting from the transfer of mitigation credits carried on our books and the carried value of contributed Right of Way land. Thereafter, the Osceola County Expressway Authority will be responsible for all design modifications, construction management and operation of that portion of Poinciana Parkway that is a part of the Osceola County Expressway Authority System. Polk and Osceola counties would own and operate all arterial roadway segments. This is a positive step forward for all parties to the agreement. When completed, the Poinciana Parkway is expected to have a positive impact on the Poinciana and surrounding communities, and could accelerate development of our substantial land holdings in the area.

Index

We believe the downturn in the homebuilding industry showed signs of moderate recovery during the first nine months of 2012. This downturn has been one of the most severe in U.S. history. New home demand is restrained by a number of factors including the number of foreclosures, pending foreclosures, mortgage defaults and investor-owned units for sale; bank and lender owned auctions of existing homes; availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept, and difficulty in arranging mortgage financing. These factors have moderated but continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them. In addition, we are engaged in business in Florida and Arizona, two of the most negatively impacted states. Our homebuilding results this quarter reflect these difficult conditions, and it remains unclear if any sustained recovery in the industry will be reflected in our future results.

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

Index

RESULTS OF OPERATIONS

The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2012 and 2011:

	Nine Months		Three Months
Operating income (loss)	2012	2011	2012	2011
Active adult communities
Revenues	$29,272	$28,066	$9,376	$10,794
Expenses	40,332	35,822	15,178	13,100
Segment operating loss	(11,060)	(7,756)	(5,802)	(2,306)

Primary residential
Revenues	23,373	9,752	10,297	2,813
Expenses	24,290	49,616	10,005	40,463
Segment operating loss	(917)	(39,864)	292	(37,650)

Commercial and industrial and other land sales
Revenues	20,753	15,285	8,696	220
Expenses	15,592	10,301	8,248	2,053
Segment operating income	5,161	4,984	448	(1,833)

Other operations
Revenues	367	851	157	147
Expenses	212	729	70	140
Segment operating income	155	122	87	7

Operating loss	(6,661)	(42,514)	(4,975)	(41,783)

Unallocated income (expenses):
Interest income	95	395	32	95
Loss on extinguishment of debt	(1,144)	(211)	(1,144)	-
Equity loss from unconsolidated entities	(117)	(326)	(38)	(341)
Net (income)/loss attributable to non-controlling interests	(1,475)	387	(33)	132
General and administrative expenses	(10,296)	(12,865)	(3,633)	(5,093)
Change in fair value of contingent consideration	-	4,388	-	3,366
Interest expense	(6,256)	(7,230)	(1,903)	(2,437)
Other real estate expenses	(2,664)	(3,610)	125	(2,002)
Impairment of goodwill	-	(17,215)	-	(17,215)
Impairment of land developed or held for future development	(2,861)	(69,733)	(14)	(56,633)
Loss before income taxes	(31,379)	(148,534)	(11,583)	(121,911)
Income tax benefit	-	(350)	-	(350)
Net loss attributable to AV Homes	$(31,379)	(148,184)	(11,583)	(121,561)

Index

Data from closings for the active adult and primary residential homebuilding segments for the nine and three months ended September 30, 2012 and 2011 is summarized as follows:

	Number of Units	Revenues	Average Price Per Unit
For the nine months ended September 30,
2012
Active adult communities	100	$24,021	$240
Primary residential	104	21,497	$207
Total	204	$45,518	$223

2011
Active adult communities	84	$19,266	$229
Primary residential	34	7,915	$233
Total	118	$27,181	$230

For the three months ended September 30,
2012
Active adult communities	34	$7,731	$227
Primary residential	48	9,674	$202
Total	82	$17,405	$212

2011
Active adult communities	33	$8,112	$246
Primary residential	10	2,180	$218
Total	43	$10,292	$239

Data from contracts signed for the active adult and primary residential homebuilding segments for the nine and three months ended September 30, 2012 and 2011 is summarized as follows:

	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
For the nine months ended September 30,

2012
Active adult communities	169	(46)	123	$30,880	$251
Primary residential	215	(32)	183	41,551	$227
Total	384	(78)	306	$72,431	$237

2011
Active adult communities	138	(25)	113	$26,721	$236
Primary residential	70	(11)	59	12,706	$215
Total	208	(36)	172	$39,427	$229

For the three months ended September 30,

2012
Active adult communities	48	(9)	39	$9,973	$256
Primary residential	68	(8)	60	14,659	$244
Total	116	(17)	99	$24,632	$249

2011
Active adult communities	55	(9)	46	$11,149	$242
Primary residential	39	(8)	31	5,890	$190
Total	94	(17)	77	$17,039	$221

Index

Backlog for the active adult and primary residential homebuilding segments as of September 30, 2012 and 2011 is summarized as follows:

As of September 30,	Number of Units	Dollar Volume	Average Price Per Unit

2012
Active adult communities	68	$18,578	$273
Primary residential	132	29,903	$227
Total	200	$48,481	$242

2011
Active adult communities	57	$14,748	$259
Primary residential	40	8,907	$223
Total	97	$23,655	$244

The number of net housing contracts signed during the nine months ended September 30, 2012 compared to the same period in 2011 increased 78%. The dollar value of housing contracts signed increased 84%. Although the volume of housing contracts signed for the three months ended September 30, 2012 continue to reflect a weak market for new residences in the geographic areas where our communities are located, the increase in sales over the same period in 2011 indicates improved market conditions during the past twelve months. Our communities are located in areas of Florida and Arizona where there is an excess of units for sale, including foreclosures and houses being sold by lenders, and continued use of various sales incentives by residential builders in our markets, including AV Homes. During the nine and three months ended September 30, 2012, cancellations of previously signed contracts totaled 78 and 17 compared to 36 and 17 during the nine and three months ended September 30, 2011. As a percentage of the gross number of contracts signed, this represents 20% and 15% for the nine and three months ended September 30, 2012, respectively. As a percentage of the gross number of contract signed, this represents 17% and 18% for the nine and three months ended September 30, 2011, respectively. The increase in cancellations from 2011 to 2012 reflects the ongoing overall difficulties our customers have in arranging financing or selling existing homes.

As of September 30, 2012, our inventory of unsold (speculative) homes, both completed and under construction, was 69 units of which 23% were completed compared to 70 units as of December 31, 2011 of which 63% were completed.

During the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the number of homes closed increased by 73% and the related revenues increased by 67%. Our average sales price for homes closed during the nine months ended September 30, 2012 decreased to $223 compared to $230 for the nine months ended September 30, 2011. This decrease is primarily attributable to a change in mix of homes closed in our primary residential segment.

Our backlog of homes under contract but not yet closed as of September 30, 2012 was 200 units, a 106% increase from September 30, 2011. The dollar volume of homes in backlog was $48,481, a 105% increase over September 30, 2011. We anticipate that we will close in excess of 80% of the homes in backlog as of September 30, 2012 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.

Net loss for the nine and three months ended September 30, 2012 was $31,379 or $2.50 per basic and diluted share and $11,583 or $0.92 per basic and diluted shares, respectively compared to $148,184 or $11.91 per basic and diluted share and $121,561 or $9.76 per basic and diluted share, respectively for the nine and three months ended September 30, 2011. The decrease in net loss for the nine and three months ended September 30, 2012 compared to the same periods in 2011 was primarily due to significantly decreased land impairment charges, and also due to decreased losses from our two homebuilding segments.

Combined operating loss from active adult communities and primary residential homebuilding was $11,977 and $5,510 for the nine and three months ended September 30, 2012, respectively as compared to $47,620 and $39,956 for the same periods in 2011. The decrease in net loss for the nine and three months ended September 30, 2012 compared to the same periods in 2011 was primarily attributable to decreased segment impairment losses, increased home closings and reduced divisional overhead in 2012 versus 2011.

Index

Revenues from active adult operations increased $1,206 or 4% and decreased $1,418 or 13% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011. Expenses from active adult operations increased $4,510 or 13% and $2,078 or 16%, respectively, for the nine and three months ended September 30, 2012 compared to the same periods in 2011. The increase in revenues for the nine months ended September 30, 2012 as compared to the same periods last year is primarily attributable to increased closings and a change in mix of homes closed, offset in part by reduced revenues from amenities in 2012 due to the outsourcing of our golf and food and beverage operations at Solivita. The increase in expenses for the nine and three months ended September 30, 2012 is attributable to increased closings, increased impairment charges, and a change in the mix of homes closed, specifically at CantaMia, offset in part by reduced expenses from amenities due to the outsourcing of operations at Solivita. During the nine and three months ended September 30, 2012, we recorded impairment charges in our active adult operations of approximately $1,525 and $807 compared to approximately $1,125 and $128 for the nine and three months ended September 30, 2011 from homes completed or under construction. The average sales price on closings from active adult homebuilding operations during the nine and three months ended September 30, 2012 was $240 and $227, respectively, compared to $229 and $246, respectively, during the same period in 2011.

The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during the nine and three months ended September 30, 2012 was approximately 13% and 10%, respectively, compared to approximately 17% and 15% during the same periods in 2011. The decrease in average contribution margins is generally attributable to a change in mix of homes closed. Specifically, in the first nine months of 2012 the mix of homes closed at CantaMia and Seasons generated a smaller profit margin than the mix closed in the same period in 2011. Although the average revenues per unit at these two communities increased in the first nine months of 2012 as compared to the same period in 2011, the cost of sales as a percentage of revenues increased as well. Offsetting these decreases in average contribution margins were improved margins from Solivita. During 2011, we re-engineered the current housing product at Solivita to make the homes more cost efficient. The result of this, coupled with increases in the average closing price per unit, generated higher operating margins at Solivita in the first nine months of 2012 than in the first nine months of 2011. Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations increased $13,621 or 140% and $7,484 or 266% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011. Expenses from primary residential operations decreased $25,326 or 51% and $30,458 or 75% for the nine and three months ended September 30, 2012 compared to the same period in 2011. The increase in revenues is primarily attributable to increased closings offset in part by a reduction in the average price per unit closed in the nine and three months ended September 30, 2012 as compared to the same periods in 2011. The decrease in expenses is attributable to significantly decreased impairment charges, offset in part by increased closings and a change in mix of homes closed in the nine and three months ended September 30, 2012 as compared to the nine and three months ended September 30, 2011. During the nine and three months ended September 30, 2012, we recorded impairment charges in our primary residential operations of approximately $15 and $0 compared to approximately $1,483 and $486 for the nine and three months ended September 30, 2011 from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2012 was $207 and $202 compared to $233 and $218 for the same periods in 2011.

The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2012 was approximately 11% and 13%, respectively, compared to approximately 3% and 5% for the same periods in 2011. The increase in average contribution margins is primarily attributable to our Phoenix primary homebuilding operations generating higher margins in the first nine months of 2012 versus the first nine months of 2011, offset in part by a change in mix of closings in our Florida communities. During the nine months ended September 30, 2012, our Phoenix operations generated an increased average closing price per unit with lower land and housing construction costs per unit as compared to the same period in 2011, due to a favorable change in the mix of homes closed and our ability to increase sales prices in excess of the cost increases realized. In Florida, we closed speculative inventory in the first nine months of 2011 in close-out communities which had a low cost basis, and in the first nine months of 2012 we had our first closings of new product in new communities that generated lower profit margins. Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

Net income from commercial and industrial and other land sales was $5,161 and $448 for the nine and three months ended September 30, 2012, respectively, compared to net income of $4,984 and net loss of $1,833 for the nine and three months ended September 30, 2011, respectively. The increase in net income in the nine and three months ended September 30, 2012 as compared to the same periods in 2011 was attributable to increased land sale revenues.

Index

Revenues from other operations decreased $484 or 57% and $9 or 6%, for the nine and three months ended September 30, 2012 compared to the same periods in 2011. Expenses from other operations decreased $517 or 71%, and $70 or 50% for the nine and three months ended September 30, 2012 compared to the same periods in 2011. The decrease in revenues and expenses are primarily attributable to the sale of our title operations in July of 2011 and reduced leasing activities in the first nine months of 2012 as compared to the same period in 2011.

General and administrative expenses decreased $2,569 or 2% and $1,460 or 29% for the nine and three months ended September 30, 2012, respectively, compared to the same periods in 2011. The decreased expenses in the first nine months of 2012 as compared to the first nine months of 2011 was primarily due to net changes in payroll expenses related to reduced headcount, and reduced office rent and office related expenses.

Interest expense decreased $974 or 13% and $534 or 22%, for the nine and three months ended September 30, 2012 compared to the same periods in 2011. The decrease in interest expense is primarily attributable to a decreased indebtedness during the first nine months of 2012 as compared to the first nine months of 2011.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $946 or 26% and decreased by $2,127 or 106% respectively, for the nine and three months ended September 30, 2012 compared to the same periods in 2011. The decrease in other real estate expenses for the nine months ended September 30, 2012 was primarily attributable to a decrease in our carrying costs associated with our non-core assets.

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the nine months ended September 30, 2012, we recognized an increase of $12,432 in the valuation allowance. As of September 30, 2012, our deferred tax asset valuation allowance was $103,915. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of September 30, 2012, our cash and cash equivalents totaled $103,722, compared to cash and cash equivalents of $124,316 as of December 31, 2011. As of September 30, 2012 and December 31, 2011, notes, mortgage notes and other debt was $105,402, consisting of $100,000 carrying amount of our 7.50% Notes and $5,402 carrying amount of our 4.50% Notes. Additionally, as of September 30, 2012, we had $5,084 in restricted cash, of which $3,610 is posted to collateralize outstanding letters of credit, compared to $7,872 in restricted cash as of December 31, 2011.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the nine months ended September 30, 2012, net cash used in operating activities amounted to $13,424, primarily to fund our operating losses and to purchase land for the expansion of our adult segment. Net cash used in investing activities amounted to $3,551 due to the purchase of property and equipment, which was primarily computer equipment and software. Net cash used in financing activities of $3,619 was attributable to payment of withholding taxes related to restricted stock, a distribution to a joint venture partner from the sale of the assets of the joint venture, and debt issuance costs associated with our 7.50% exchange notes.

Index

For the nine months ended September 30, 2011, net cash used in operating activities amounted to $17,850, primarily as a result of cash used to fund operating losses. Net cash used in investing activities amounted to $3,483 from investments in property and equipment and activity from our unconsolidated entities. Net cash provided by financing activities of $33,292 was attributable to proceeds of $100,000 from issuance of the 7.50% Notes partially offset by $4,627 for issuance costs related to the 7.50% Notes, repurchase of $59,402 principal amount of the 4.50% Notes and $2,679 used for the repayment of real estate borrowings.

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

Repurchase Right: Holders of the 7.50% Notes have the right to require AV Homes to repurchase the 7.50% Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

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

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes. We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011. In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of September 30, 2012 and December 31, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

FASB ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The excess of the principal amount of the liability component over its carrying amount and the debt issuance costs are amortized to interest cost using the interest method over the expected life of a similar liability that does not have an associated equity component. ASC 470-20 applies to the 4.50% Notes.

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

7.50% Senior Exchange Convertible Notes due 2016

During the three months ended September 30, 2012, the Company entered into exchange agreements under which it retired $44.5 million in aggregate principal amount of the Company’s 7.50% Notes, in exchange for its issuance of $44.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”). Following these transactions, $55.5 million in aggregate principal amount of the 7.50% Notes remained outstanding.

Index

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

The Second Supplemental Indenture includes the same financial covenants as those governing the 7.50% Notes, except that the outstanding 7.50% Exchange Notes, as well as the 7.50% Notes, are excluded from the third covenant. The Company may suspend the operation of these financial covenants with respect to the 7.50% Exchange Notes under certain circumstances.

The company has assessed the provisions of the 7.50% Exchange Notes Base Indenture and Second Supplementary Indenture and concluded that the impact of any embedded derivative features are not material as of September 30, 2012, but will be subject to further review over the life of the 7.50% Exchange Notes.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2012, we had outstanding performance bonds of approximately $780. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

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

On July 16, 2012, the Osceola County Commission approved an agreement that is expected to facilitate the development of the Poinciana Parkway by Osceola County and its Expressway Authority. The agreement imposed a December 31, 2012 deadline for the negotiation and execution of a new public-private development agreement among one of our wholly owned subsidiaries, Avatar Properties Inc. (“API”), Osceola County, Polk County and the newly formed Osceola County Expressway Authority for construction and operation of the Poinciana Parkway as an Osceola County-owned toll road.

On October 15, 2012, a Development Agreement became effective between API, Osceola County, Polk County and the Osceola County Expressway Authority which provides for the public financing of the Poinciana Parkway by Osceola County and the Osceola Expressway Authority. The Development Agreement calls for us to assign all permits and plans to Osceola County and to donate certain right-of-way parcels that will accommodate both the arterial and southern connector facilities and other lands to Osceola and Polk County. The Osceola County Expressway Authority will be responsible for all design modifications, construction management and operation of that portion of Poinciana Parkway that is a part of the Osceola County Expressway Authority System. Polk and Osceola counties will own and operate all arterial roadway segments. The final funding package for the minimum two lane Poinciana Parkway will be determined by Osceola County and the Osceola Expressway Authority. Construction is contingent on such funding. Should the decision be made to construct additional transportation capacity, i.e., four lanes, additional funding will be identified and contributed by Osceola County.

The carrying value of the Poinciana Parkway represents the present value of mitigation credits that we own and can be sold to other developers, or that we can use to offset our own development costs in Central Florida, and the value of certain right-of-way parcels should the public funding not become available and the Development Agreement is terminated. If public funding is raised, API will assign all permits, mitigation credits and plans to Osceola /county and will donate these right-of-way parcels. This will result in a non-cash charge of approximately $8,000 resulting from the transfer of mitigation credits carried on our books and the carrying value of contributed right-of-way land.

Index

If funding for the Poinciana Parkway is not obtained and construction cannot be commenced by February 14, 2014, the counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with AV Homes is to cancel its agreement with AV Homes. With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of AV Homes’ land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the County and (ii) AV Homes will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

If the Development Agreement is terminated and we continue to own the mitigation credits, we would assess indicators of impairment such as general economic conditions, rate of population growth and estimated change in traffic levels. If indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If the estimated cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. In determining estimated future cash flows for purposes of the impairment test, we incorporate current market assumptions based on general economic conditions such as estimated revenues and estimated costs. These assumptions can significantly affect our estimates of future cash flows.

We review the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance which assessment will continue to be made until public funding is raised. Should the Development Agreement be terminated and we do not secure other funding for the Poinciana Parkway, we may be required to record further impairment charges. No impairment losses were recorded for the Poinciana Parkway during the nine and three months ended September 30, 2012.

Non-capitalizable expenditures of $888 and $239 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2012, respectively. Non-capitalizable expenditures of $46 and $0 related to the Poinciana Parkway were expensed during the nine and three months ended September 30, 2011, respectively. At September 30, 2012 and September 30, 2011, the carrying value of the Poinciana Parkway was $8,437.

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of September 30, 2012, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land, will provide sufficient liquidity to fund our business for 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2012 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in AV Homes' market risk during the nine months ended September 30, 2012. For additional information regarding AV Homes' market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Second Supplemental Indenture to be entered into between AV Homes, Inc. and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Form 8-K filed on July 20, 2012, and incorporated herein by reference).

4.2	Form of 7.50% Senior Exchange Convertible Notes due 2016 (filed as Exhibit 4.2 to the Form 8-K filed on July 20, 2012, and incorporated herein by reference).

10.1	Form of Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed on July 20, 2012, and incorporated herein by reference).

10.2	Separation Agreement, dated September 25, 2012, by and between Patricia K. Fletcher and AV Homes, Inc.+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

Index

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

+	Management contract or compensatory plan or arrangement.

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

AV HOMES, INC.

Date:	November 8, 2012	By:	/s/ Allen J. Anderson
Allen J. Anderson, Director, President, and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2012	By:	/s/ Tina M. Johnston
Tina M. Johnston, Vice President, Principal Financial Officer and Principal Accounting Officer

Index

Exhibit Index

10.2	Separation Agreement, dated September 25, 2012, by and between Patricia K. Fletcher and AV Homes, Inc.+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.