Form 10-K
period 2012-12-31
AV Homes, Inc.
filed 2013-03-15
CIK 39677

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the fiscal year ended December 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________.

001-07395

Commission File Number

AV HOMES, INC.
(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 N. Scottsdale Rd., Suite 225, Scottsdale, Arizona	85253
(Address of principal executive offices)	(Zip Code)

(480) 214-7400

(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC

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

Larger Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $132,330,879 as of June 30, 2012.

As of March 8, 2013, there were 12,824,153 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Company Overview

AV Homes, Inc. was incorporated in the state of Delaware in 1970. On February 15, 2012, we changed our name from Avatar Holdings Inc. to AV Homes, Inc. Our principal executive offices are located at 8601 N. Scottsdale Rd., Suite 225, Scottsdale, Arizona  85253, and our telephone number is (480) 214-7400. Our website address is www.avhomesinc.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our residential community sales and development activities have been adversely affected by economic conditions in both markets, and remain at low levels. Our sales of commercial and industrial land for third-party development have also been adversely affected by economic conditions. In addition, we own certain amenities within our master planned communities, which are now managed by third party providers.

Our assets consist primarily of real estate in the states of Florida and Arizona, as more fully detailed in the land holdings table located in “Item 1 Our Operations”. As of December 31, 2012, we owned 3,155 developed residential lots, 2,705 partially developed residential lots, 11,295 undeveloped residential lots, and 9,940 acres of mixed use, commercial, and industrial land.

Business Strategy

Our primary business is the development of active adult communities, in conjunction with construction and sales of residences within those communities. Active adult communities are age restricted or age targeted to the age 55+ demographic. We believe this demographic is good for active adult development with the "boomer" generation reaching the age 55 at this time. Solivita, Vitalia at Tradition and CantaMia, our active adult communities in Central Florida, South Florida and Goodyear, Arizona, respectively, serve as our flagship communities in our active adult business strategy. We also construct and sell homes in primary residential communities, targeted to the broader market, some of which we developed in prior years. Our business remains capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, homeowners association (“HOA”) subsidies, real estate taxes, interest payments, funding of operating deficits and working capital, as well as potential new acquisitions of real estate and real estate-related assets. We continue to carefully manage our inventory levels through monitoring land development and home starts.

Our Operations

Our operations include homebuilding, community development, and land sales as summarized below. For further information regarding our financial condition and results of operations, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Active Adult Community Development

Our primary business is the development of active adult communities and the construction and sales of residences within those communities. We intend to grow that business, and continue to seek and evaluate opportunities to expand our active adult operations both in terms of assets and geography. Our current major active adult assets include:

Solivita.

Solivita comprises approximately 4,193 acres in Central Florida, south of the Orlando metropolitan area. Solivita offers its residents numerous activities through the community’s Lifestyles program and approximately 148,000 square feet of recreation facilities. These facilities include two fitness centers, 14 heated swimming pools, restaurants, arts and crafts rooms, a café, and other meeting and ballroom facilities. We also developed and own two 18-hole championship golf courses. The community’s activity park houses a variety of sports and games facilities, including an official softball field, shuffleboard courts, pickle ball courts and tennis courts. Social activities at Solivita include its 170 clubs, including such diverse interests as photography, softball, theatre and motorcycle riding.

Solivita commenced active sales in 2000. From inception, we have closed 3,601 of the 5,887 planned residences in Solivita and approximately 6,000 individuals reside in the community as of December 31, 2012.

CantaMia.

CantaMia is a 1,767-unit active adult community located on 541 acres in the Estrella Mountain Ranch master planned community in Goodyear, Arizona, west of Phoenix. CantaMia is composed of three phases, of which we own phases one and two comprising 402 acres and we have an option to purchase the 139 acres in phase three in December 2013.  Residents have exclusive use of the 30,000 square foot recreation and lifestyle facility situated on the focal point ten acre man-made lake system.  Amenities include an exercise facility and swimming pools, a demonstration kitchen, library, technology center, rooms for arts/crafts and games, a movement studio for yoga and aerobics, and a café.  CantaMia also has space for outdoor sporting venues including swimming, softball, pickle ball, bocce ball, tennis and horseshoes.

We purchased phase one of the partially developed community in September 2010, and phase two in December 2011. We have been selling in the previously developed sections of CantaMia until recently but have now begun development on the remaining sections of phase I. Sales officially began in February 2010 and the grand opening of the recreation facility occurred in March 2011.  As of December 31, 2012, 105 units have closed.

Vitalia at Tradition.

Vitalia at Tradition (“Tradition”) is comprised of 260 developed lots, 365 partially developed lots and approximately 400 undeveloped master planned lots in a 452 acre active adult community located in St. Lucie County, Florida, located between Vero Beach and West Palm Beach on Florida's east coast.  We acquired this property in 2009 in its partially developed condition.  We have now completed new model homes and have begun to complete initial development of additional roadways and the recreation center amenity. Development commenced in 2005 and a total of 90 homes have closed as of December 31, 2012.

Borgata and Eastmark

We have also recently purchased two properties in the Phoenix metropolitan area which we intend to develop as age restricted or age targeted communities. Eastmark consists of approximately 310 acres within a larger planned development which will be developed as an active adult community. The Borgata is a retail center in Scottsdale, Arizona which, following entitlement and rezoning, we intend to develop as an active adult condominium community.

Primary Residential Community Development

Although our long term strategy focuses on the active adult segment, we continue to search for primary residential community development opportunities. The primary residential market has shown recent improvement and we believe continued investment in this segment will provide for a balanced portfolio for the Company. We are currently building in our communities in the Phoenix market and at Bellapointe and Bellalago in Central Florida.  However, due to unfavorable market conditions in Rio Rico, Arizona, we have curtailed our primary residential homebuilding operations in this city.

Information relating to our backlog is incorporated herein by reference to Item 7 of Part II of this report under the heading "Results of Operations."

Poinciana Parkway

The population of the Poinciana community is approximately 70,000 and we expect the population to grow in the coming years.  The Company currently owns over 5,000 lots and nearly 10,000 acres of additional real estate in the community of Poinciana, Florida. While Poinciana has adequately accommodated the growing population with residential housing, including our Solivita development, the accompanying traffic infrastructure is constrained by Poinciana’s location in the midst of Reedy Creek Wetland System and Disney’s Wilderness Preserve.  Currently, there is only one four-lane arterial roadway connecting Poinciana to the regional road network.   All other access roads are two-lane roads with limited capacity.  The proposed Poinciana Parkway is approximately ten miles long, beginning in Poinciana and connecting to the US17/US92 in Polk County.  Once built, this roadway will provide significant relief to the currently constrained roadway infrastructure that accommodates the daily commuter traffic of Poinciana.  This relief will allow for continued growth in residential, commercial, and employment in the Poinciana community, all of which the Company believes will aid its sales and land values in Poinciana.

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties beginning in Poinciana and connecting to the US17/US92 in Polk County to be known as the Poinciana Parkway (the “Poinciana Parkway”).  These agreements were amended in 2008. The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road.  We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  One additional permit is required for an interchange between the Poinciana Parkway and US17/US92 in Polk County which must be accomplished prior to completing construction on the road.

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

On October 15, 2012, a Development Agreement became effective among API, Osceola County, Polk County and the Osceola County Expressway Authority which provides for the public financing of the Poinciana Parkway by Osceola County and the Osceola County Expressway Authority (the “Development Agreement”).  The Development Agreement calls for us to assign all permits and plans to Osceola County and to donate certain right-of-way parcels that will accommodate both the arterial and southern connector facilities and other lands to Osceola and Polk counties.  The Osceola County Expressway Authority will be responsible for all design modifications, construction management and operation of that portion of Poinciana Parkway that is a part of the Osceola County Expressway Authority System.  Polk and Osceola counties will own and operate all arterial roadway segments. The final funding package for the minimum two lane Poinciana Parkway will be determined and obtained by Osceola County and the Osceola County Expressway Authority.  Construction is contingent on such funding. Should the Osceola County Expressway Authority decide to construct additional transportation capacity, i.e., four lanes, additional funding will be identified and contributed by Osceola County. At this time, Osceola County and the Osceola County Expressway Authority are proceding with preliminary planning for a four-lane roadway. All our obligations will cease once public funding is obtained, and the Osceola County Expressway Authority completes.

If funding for the Poinciana Parkway is not obtained and construction cannot be commenced by February 14, 2014, the counties have no right to obtain damages or seek specific performance from API. Polk County’s sole remedy under its agreement with API is to cancel its agreement with API.  With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of API’s land in Osceola County will become subject to Osceola County traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

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

The following is a breakdown of our land holdings as of December 31, 2012:

		Estimated Planned Lots/Units (1)
	Closed Homes (2)	Developed	Partially Developed	Raw	Total Remaining Lots/Units	Gross Acres (3)
Principal Communities

Active Adult Communities
Florida
Solivita (4)	3,601	810	565	2,410	3,785	-
Tradition	90	260	365	400	1,025	-
	3,691	1,070	930	2,810	4,810	-

Arizona
CantaMia (5)	105	125	400	665	1,190	-
	105	125	400	665	1,190	-

Total Active Adult Communities	3,796	1,195	1,330	3,475	6,000	-

Primary Residential Communities
Florida
Bellalago	1,022	490	635	-	1,125	-
Bellapointe	94	125	-	-	125	-
Isles of Bellalago	191	125	-	-	125	-
	1,307	740	635	-	1,375	-

Arizona
Phoenix	106	40	-	-	40	-
	106	40	-	-	40	-

Total Primary Residential Communities	1,413	780	635	-	1,415	-

Multi-Family Communities	-	-	-	220	220	-

Total Principal Communities	5,209	1,975	1,965	3,695	7,635	-

Not Actively Building or Developing

Scattered Lots (6)	-	890	740	30	1,660	-
Joint Venture Lots	-	235	-	-	235	-
Scattered Mixed-Use Raw Land	-	-	-	-	-	8,040

Total Not Actively Building or Developing	-	1,125	740	30	1,890	8,040

Land Held for Sale	-	55	-	7,570	7,625	280

Total Land Held for Sale (7)	-	55	-	7,570	7,625	280

Commercial & Industrial	-	-	-	-	-	1,620

Total Commercial & Industrial (7)	-	-	-	-	-	1,620

Grand Total	5,209	3,155	2,705	11,295	17,155	9,940

(1)
Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated. Estimated planned lots/units are rounded to the nearest multiple of 5.

(2)	Closed homes are only shown for communities where we are actively building.

(3)	Acres are reflected as gross acres and are not intended to represent net developable acres.

(4)	Included in the lot count for Solivita are 1,500 lots we intend to develop in the future as an expansion to the existing Solivita Community.

(5)	Total estimated planned lots at CantaMia exclude an option to purchase an additional 475 raw lots.

(6)	Included in scattered lots are 655 Poinciana lots (15 developed and 640 partially developed) and 1,005 Rio Rico lots (870 developed, 105 partially developed, and 30 raw).

(7)	Commercial and industrial land within this category is reflected as gross acres.

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

Employees

At December 31, 2012, we employed 112 individuals on a full-time or part-time basis. Relations with our employees are satisfactory and there have been no work stoppages.

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

Competition

The homebuilding industry is highly competitive.  Homebuilders compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor.  We compete with other local, regional and national homebuilders, often within larger subdivisions, designed, planned and developed by such homebuilders.  We also compete with home sales by others, foreclosures and rental properties.  In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business.  These competitive conditions in the homebuilding industry can affect our business and financial results through lower sales, lower selling prices, increased selling incentives, lower profit margins, impairments in the value of inventory and other assets, difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms, and delays in construction of our homes.

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

Executive Officers of the Registrant

The following table includes information with respect to all persons serving as executive officers of AV Homes as of the date of this Form 10-K.  Officers of AV Homes have been elected to serve until the next annual election of officers (which is expected to occur on June 5, 2013), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience

Roger Cregg	56
Mr. Cregg has served as our President, Chief Executive Officer, and member of our Board of Directors since December 2012.  Prior to this, Mr. Cregg served as senior vice president of finance and chief financial officer of The ServiceMaster Company, a residential and commercial service company, from August 2011 through November 2012.  He served as Executive Vice President of PulteGroup, Inc. (formerly known as Pulte Homes, Inc.), a national homebuilding company, from May 2003 to May 2011 and Chief Financial Officer of PulteGroup, Inc. from January 1998 to May 2011.  He served as Senior Vice President of PulteGroup, Inc. from January 1998 to May 2003.  He has served as a director of Comerica Incorporated since 2006.  He was a director of the Federal Reserve Bank of Chicago, Detroit Branch, from January 2004 to December 2009 and served as Chair from January to December 2006.

Joseph C. Mulac III	51
Mr. Mulac has served as our Executive Vice President and President of our wholly-owned subsidiary, Avatar Properties Inc., since October 25, 2010.  Since April 2009, Mr. Mulac has served as Chief Executive Officer of Joseph Carl Homes, LLC (n/k/a Avatar Properties of Arizona, LLC).  From March 2003 to April 2009, Mr. Mulac held various officer positions with Tousa, Inc.

Dave M. Gomez	48
Mr. Gomez has served as our Executive Vice President, General Counsel and Secretary since October 2012.  From 2010 to 2012 he served as the Senior Vice President and General Counsel for StarTek, Inc., a business process outsourcing provider, and from 2008 until 2009 as Chief Legal Officer and Chief Compliance Officer with eTelecare Global Solutions, a Philippine-based BPO provider with over 13,000 agents worldwide.  From 2005 until 2008, Mr. Gomez served as General Counsel for ProLink Holdings Corp. and from 2004 to 2005 as Senior Attorney at EaglePicher Incorporated.  From 1996 to 2003, he was an associate with the law firm of Quarles & Brady, Streich Lang, LLP in Phoenix, Arizona.  Prior to his legal career, Mr. Gomez was a Senior Design Engineer with Loral-Vought Systems and Rockwell International Space Systems Division.  Mr. Gomez holds a Bachelor’s degree in Aeronautical Engineering Technology from Arizona State University, an M.B.A. from Pepperdine University and a Juris Doctorate from The University of Texas School of Law.

Tina M. Johnston	45
Ms. Johnston has served as our Senior Vice President, Principal Financial Officer and Principal Accounting Officer since August 2011.  From 2005 to 2011, Ms. Johnston was an independent consultant focusing on financial modeling, strategic planning of land acquisitions and dispositions, budgeting and forecasting.  Ms. Johnston also served as Vice President of Finance for Richmond American Homes (MDCH) from 2004 to 2005. Prior to 2004, Ms. Johnston held various positions with Del Webb Corporation and Pulte Homes (who acquired Del Webb in 2001), including Director of Finance for the Del Webb Group.

No executive officer of AV Homes has any family relationship with any other executive officer or director of AV Homes.

ITEM 1A .	RISK FACTORS

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

The homebuilding industry, which is cyclical and affected by a variety of factors, has undergone a significant downturn.  Although certain markets have begun to recover, including our primary markets of Florida and Arizona, homebuilding remains below historic levels and the duration and ultimate speed of recovery remain uncertain. Deterioration in industry conditions or in broader economic conditions could have additional material adverse effects on our business and financial results.

The homebuilding industry is highly cyclical and is significantly affected by changes in industry conditions, as well as in global and local economic conditions, such as changes in:

•	employment and income levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends; and

•	housing demand.

Changes in these conditions may occur on a national scale, as is the case in the current downturn and nascent recovery, or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect markets, they could have a proportionately greater impact on us than on other homebuilding companies with smaller presences in these locally affected markets. Our operations are concentrated entirely in the markets of Florida and Arizona, which had been more adversely affected by the recent downturn and as a result the downturn has, and could continue to have, a more substantial impact on our business and financial results.

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

The recent downturn in the homebuilding industry was one of the most severe housing downturns in U.S. history. The significant decline in the demand for new homes, the significant oversupply of homes in some markets and the significant reductions in the availability of financing for homebuyers that marked the downturn are continuing and may continue for some time. We experienced material reductions in our home sales and homebuilding revenues, and we have incurred and may incur in the future material inventory impairments and losses from our joint venture interests and other write-offs. It is not clear when or if these trends will reverse or when we may return to profitability. The reversal of the nascent recovery or slower than anticipated improvements in the market would have a further material adverse effect on our business, liquidity and results of operations.

Our ability to respond to these factors is limited. The significant number of home mortgage foreclosures has increased supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home, although this trend is moderating in the Arizona market. However, due to the judicial foreclosure process in Florida, we believe that foreclosed homes coming onto the market in Florida will be an issue for the near term. The judicial foreclosure process had delayed the initiation of actions in Florida generally and we have begun to experience an increase in foreclosure notifications on homes within our communities within the last several months. We believe this is a broader market trend. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. The price declines, in some cases, may cause current homeowners, particularly those in our active adult demographic, to delay the resale of their current home, impacting potential purchases of our new homes. With the decline in the values of homes and the inability of many homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy has weakened significantly, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, demand for new homes remains at historically low levels.

We cannot predict the duration of the current recovery.  Nor can we provide assurance that our responses to the homebuilding recovery or the government’s actions to specifically resolve the housing market’s issues and, more generally, the condition of the overall economy will be successful.

Our ability to generate sufficient cash or access our limited other sources of liquidity in order to operate our business and service our debt depends on many factors, some of which are beyond our control.

Our ability in the future to make payments on our outstanding indebtedness and to fund planned capital expenditures for construction and development costs will depend on our ability to generate sufficient cash flow and access other sources of capital.  On a pro forma basis, our annualized interest incurred for the next twelve months will be $7,740.  For the years ended December 31, 2007 through 2012, our earnings were insufficient to cover our fixed charge obligations.

To a large extent, our ability to generate cash flow is subject to general economic, financial, competitive, legislative and regulatory factors, and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to pay principal and interest on the debt or to fund our other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before the maturity thereof, or incur additional debt. We cannot assure you that we will be able to refinance such debt or incur additional debt. If we are unable to refinance our debt on a timely basis or at all, we may need to dispose of certain assets, reduce capital expenditures, or take other steps that could be detrimental to our business. We cannot assure you that any of these alternatives would be available to us, if at all, on satisfactory terms or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. Any inability to generate sufficient cash flow or refinance our debt or incur additional debt could have a material adverse effect on our financial condition and could cause us to be unable to service our debt.

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

We could be adversely affected by negative changes in our creditworthiness.

Our ability to access capital in the future is a key factor in our ability to service our indebtedness to cover our operating expenses and to fund our other liquidity needs.  Deterioration in our creditworthiness will require significant management time and effort in addition to management's primary task of running our homebuilding business and make it difficult and costly for us to access debt capital or engage in other ordinary course financing transactions, including the provision of credit support to community infrastructure financing transactions relating to our new developments.

Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

Our debt and debt service obligations increased significantly as a result of the issuance of the 7.50% Convertible Notes due 2016 (the “7.50% Notes”).  During the three months ended September 30, 2012, the Company entered into exchange agreements under which it retired $44,500 in aggregate principal amount of the Company’s 7.50% Notes, in exchange for its issuance of $44,500 in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  Following these transactions, $55,500 in aggregate principal amount of the 7.50% Notes remained outstanding for a total indebtedness under the 7.50% Notes and the 7.50% Exchange Notes of $100,000.

Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holder may require the Company to repurchase them on February 15, 2014.  The cancellation of the existing put right extends the effective maturity date of the 7.50% Exchange Notes to February 15, 2016.

As of December 31, 2012, total consolidated indebtedness was $105,402. Cash and cash equivalents at December 31, 2012 was approximately $79,815.  This level of debt could affect our future operations in a number of ways, including, among others:

•
exposing us to the risks of an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

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

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 7.50% Notes, the 7.50% Exchange Notes, the 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) and our other debt.

A higher level of indebtedness increases the risk that we may default on our debt obligations. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt and to fund potential future acquisitions of real estate and real-estate related assets.

On February 4, 2013, the 7.50% Notes became current debt as the put feature would require payment within 12 months of that date.

The indentures governing our 7.50% Notes, the 7.50% Exchange Notes, and any future indebtedness, contain or may contain financial and operating restrictions that may affect our ability to operate our business.

The indentures governing the 7.50% Notes and the 7.50% Exchange Notes contain various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, invest in joint venture transactions, merge or sell assets. In addition, the indentures governing these notes contain, and any future indebtedness may contain, restrictions on our ability to incur indebtedness, enter into certain affiliate transactions and make certain distributions. These covenants could adversely affect our ability to finance our future operations or capital needs, engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. In particular, restrictions on our ability to incur additional indebtedness may limit our ability to undertake new large scale master-planned development opportunities, and may thereby adversely affect our future growth and results of operations.

We may be unable to purchase the notes upon a change of control.

We may not have the ability to raise the funds necessary to fulfill our obligations under the 7.50% Notes or the 7.50% Exchange Notes following a “change of control” as defined in these indenture governing the notes. Under the indentures, upon the occurrence of a defined change of control, which definition includes an involuntary change of control, we will be required to offer to repurchase all outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.  However, we may not have sufficient funds at the time of the change of control to make the required repurchase of the notes.  Our failure to make or complete a change of control offer would place us in default under the indentures governing the notes.  In addition, upon a sale of less than all of our assets, the ability of a holder of the 7.50% Notes and the 7.50% Exchange Notes to require us to repurchase such notes may be uncertain.

We could enter into significant transactions that would not constitute a change of control requiring us to repurchase the notes, but that could adversely affect our risk profile.

We could, in the future, enter into certain transactions, including certain recapitalizations, that would not result in a change of control, but would increase the amount of indebtedness outstanding at such time or otherwise affect our capital structure or credit ratings. Such restrictions in the indentures governing the notes can be waived with the consent of the holders of a majority in principal amount of the notes then outstanding. Except for the limitations contained in such covenants, however, the indentures do not contain any covenants or provisions that may afford holders of the notes protection in the event of a highly leveraged transaction.

We have contingent liabilities, and if any of such liabilities are called upon, it could have a material adverse effect on our liquidity and results of operations.

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties beginning in Poinciana and connecting to the US17/US92 in Polk County to be known as the Poinciana Parkway (the “Poinciana Parkway”). Once completed, the roadway will provide significant relief to the currently constrained roadway infrastructure that accomodates the daily commuter traffic of Poinciana. This relief will allow for continued growth in residential, commercial, and employment in the Poinciana community, all of which the Company believes will aid its sales and land values in Poinciana. The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road.  We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  One additional permit is required for an interchange between the Poinciana Parkway and US17/US92 in Polk County which must be obtained prior to completing construction on the road.

On July 16, 2012, the Osceola County Commission approved an agreement that is expected to facilitate the development of the Poinciana Parkway by Osceola County and its Expressway Authority.  The agreement imposed a December 31, 2012 deadline for the negotiation and execution of a new public-private development agreement among one of our wholly owned subsidiaries, API, Osceola County, Polk County and the newly formed Osceola County Expressway Authority for construction and operation of the Poinciana Parkway as an Osceola County-owned toll road.

On October 15, 2012, a Development Agreement became effective among API, Osceola County, Polk County and the Osceola County Expressway Authority which provides for the public financing of the Poinciana Parkway by Osceola County and the Osceola County Expressway Authority (the “Development Agreement”).  The Development Agreement calls for us to assign all permits and plans to Osceola County and to donate certain right-of-way parcels that will accommodate both the arterial and southern connector facilities and other lands to Osceola and Polk counties.  The Osceola County Expressway Authority will be responsible for all design modifications, construction management and operation of that portion of Poinciana Parkway that is a part of the Osceola County Expressway Authority System.  Polk and Osceola counties will own and operate all arterial roadway segments. The final funding package for the minimum two lane Poinciana Parkway will be determined by Osceola County and the Osceola County Expressway Authority.  Construction is contingent on such funding. Should the decision be made to construct additional transportation capacity, i.e., four lanes, additional funding will be identified and contributed by Osceola County.

If funding for the Poinciana Parkway is not obtained and construction cannot be commenced by February 14, 2014, the counties have no right to obtain damages or seek specific performance from API’s. Polk County’s sole remedy under its agreement with API is to cancel its agreement with API.  With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of API’s land in Osceola County will become subject to Osceola County traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

In addition, certain of our communities have HOAs and we plan to have HOAs at most of our future communities.  In most of our existing communities, HOA dues paid by residents are insufficient to pay for all operating expenses and we subsidize those HOAs.  We expect that to be the case in new communities as well in the early stages of selling out those communities.  Pursuant to these arrangements, we may become obligated to make greater payments, if assessments levied on and paid by homeowners are insufficient to cover such operating expenses when due.

In the event that we are called upon to satisfy any of these contingent liabilities, or any other contingent liabilities that may arise in the ordinary course of business but that have not come to our attention to date, it could significantly affect our liquidity and ability to generate cash flow, which could have a material adverse effect on our results of operations and financial condition.

We have a significant number of development liabilities related to the Company’s predecessor and its affiliates, over which we have little or no control as to the dates that payment may be required, and which could have a material adverse effect on our liquidity and results of operations.

Most of these liabilities relate to class action settlement agreements entered into by the Company in 1974 and the bankruptcy of the Company’s predecessor and its affiliates in the mid-1970s (collectively, the “Orders”).  Among other things, under the Orders, the Company is obligated to install certain utility infrastructure to lots sold by us in Rio Rico and Poinciana prior to such Orders (“Affected Lots”). Historically, the Company has identified such contingent obligations respecting the Orders in its SEC filings supported by the report of an independent engineer.  In 2011, management of the Company determined that such engineer estimates should be further evaluated by another independent engineer.  The second engineer’s report reflected a much greater cost to complete the utility infrastructure at Rio Rico as a result of more accurate measurements of linear feet of utility lines required, cost updates and advanced techniques in identifying the location and number of Affected Lots.  Management of the Company also determined that an error was made in 2005 when the total mileage of water pipe mains required was reduced based on assumptions that are not supported by our current research.  Our estimate of the liability has been accrued and is included in the Estimated Development Liability line item on our Balance Sheet.  If a significant number of the owners of the Affected Lots require AV Homes to install infrastructure in Rio Rico or Poinciana, it is possible that AV Homes may not have adequate liquidity to meet its obligations.

The reduction in availability of mortgage financing has adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

Lenders, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years.  Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined.  The deterioration in credit quality has caused almost all lenders to stop offering subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements.  Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans, in turn, have made it more difficult for many buyers to sell their homes or to finance the purchase of our homes.  These factors have served to reduce the pool of qualified home buyers.  These reductions in demand have adversely affected our business and financial results, and the duration and severity of their effects are uncertain.  The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry historically has been very important to the housing market. Any changes in the ongoing role of these entities could have a material impact on the financing market, and our ability to sell homes.

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

Declines in home prices and sales order activities in Florida and Arizona would materially and adversely impact our results of operations because we conduct our homebuilding business in these states.

Our operations are concentrated in regions that were among the most severely affected by the economic downturn. Home prices and sales activities in these states declined significantly since the end of 2006 and at a greater rate than the country as a whole. These states, especially Arizona, are showing indicators of a recovery; however, if these states continue to experience economic difficulties, including elevated levels of unemployment and precarious budget situations at the state and local government level, such conditions may materially adversely affect the market for our homes in those affected areas. Because we do not have operations in other states, declines in home prices and sales activity in Florida and Arizona adversely affect our results of operations.

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

These difficulties may cause us to take longer or incur more costs to build our homes and materially adversely affect our revenues and margins. To the extent the housing market recovers and demand for labor and materials increase, our average per home cost of labor and building materials will likely increase, and our operating margins and results of operations may be adversely affected. In Arizona, we will need to replenish our inventory of improved or finished lots for construction in 2013 and beyond.

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

Furthermore, decreases in home values as a result of general economic conditions may result in an increase in construction defect claims, as well as claims based on marketing and sales practices. Our reserves may not cover all of the claims arising from such issues or we may experience litigation costs and losses that could impact our profitability. Even if we are successful in defending such claims, we may incur significant costs.

Since 2009, we determined that six of our homes, constructed in Central Florida contained reactive drywall manufactured in China (“Chinese drywall”).  All of such homes have been fully remediated at minimal cost to AV Homes due to reimbursement by the supplier or manufacturer of the Chinese drywall.

In Vitalia at Tradition we completed construction of the substantially and partially completed homes we acquired, including replacement of Chinese drywall that was placed in such homes during the time they were owned by the original builder. If and to the extent the scope of the Chinese drywall issues prove to be significantly greater than we currently believe, and our existing warranty reserves together with our insurance and any recovery from the supplier and/or manufacturer is not sufficient to cover claims, losses or other issues related to the Chinese drywall, we could incur costs or liabilities related to this issue that could have a material adverse effect on our results of operations, financial position and cash flows.

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

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would have an adverse effect on our revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our debt obligations and restrictive covenants, and as a result of our reduced access to capital compared to some of our competitors.

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

The risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial and increase as consumer demand for housing decreases. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. If the fair market value of the land, lots and inventories we hold decreases, we may be required to reduce the carrying value of these assets and take significant impairment charges as we did in 2012. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for building lots controlled under option or similar contracts may be put at risk. In certain circumstances, a grant of entitlements or development agreement with respect to a particular piece of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. In the present weak market conditions, we have sold homes and land for lower margins or at a loss and we have recorded significant inventory impairment charges and such conditions may persist. Because future market conditions are uncertain, we cannot provide assurance that we will be successful in managing our future inventory risks or avoiding future impairment charges.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.

We incur many costs before we begin to build homes in a community.  Depending on the stage of development a land parcel is in when acquired, such costs may include costs of preparing land; finishing and entitling lots; installing roads, sewers, water systems and other utilities; building amenities in our age-restricted and age targeted communities; taxes and other costs related to ownership of the land on which we plan to build homes; and promotional marketing and overhead expenses to prepare for the opening of a new home community for sales. In addition, local municipalities may impose requirements resulting in additional costs.  If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to adjustments in our marketing strategy or other reasons, each of which has occurred throughout the housing downturn, we may incur additional costs and it will take a longer period of time for us to recover our costs.

Although we operate in two primary markets, we have a high concentration of land assets in the Poinciana area market.

Historically, our goals for the ownership and control of land and building lots were based on management’s expectations for future volume growth in Florida, and in particular, the Poinciana/Kissimmee area. In light of weak market conditions encountered since 2006, prior projections were not realized and we have a very high concentration of assets in this market. Because future market conditions are uncertain, and our assets are so highly concentrated, we are limited in the amount of land we can dispose of to supplement cash flow from home sales. Our flexibility in responding to changes in market conditions, including our ability to respond to further declines in the housing market or to benefit from a return to growth, has also been reduced as a result of our land and lot positions in such a concentrated area.

We are dependent on the services of our senior management team and certain of our key employees, and the loss of their services could hurt our business.

We believe that our management’s experience in the homebuilding industry is a competitive strength, and that our future success depends upon our ability to retain these executives. In addition, we believe that our ability to attract, train, assimilate and retain new skilled personnel is important to the success of our business. If we are unable to retain our senior management team and certain of our key employees, or attract, train, assimilate or retain other skilled personnel in the future, it could hinder the execution of our business strategy.

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

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOL”), and we may generate additional NOL in 2013.  Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years, and we have recorded a valuation allowance against our net deferred tax assets that include the NOL (and certain related tax credits) that we have generated but have not yet realized.  At December 31, 2012, we had deferred tax assets, net of deferred tax liabilities, totaling $126,533 against which we have provided a full valuation allowance.  Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

The majority of our net deferred tax asset is federal related and is valued at a 35% corporate income tax rate.  If, as some lawmakers have proposed, the U.S. corporate income tax rate is lowered, we would be required to write down a roughly proportionate amount of the value of our federal net deferred tax asset to account for this lower rate.  We would also need to record a corresponding write down of our valuation allowance.  The lower tax rate would reduce our future federal taxes, which may put a portion of our tax credits at risk of expiring before we could use them.

In addition, the benefits of our NOL, built-in losses and tax credits would be reduced or eliminated if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (“Section 382”).  A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.  If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOL we could use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change.  A number of complex rules apply in calculating this annual limit.

While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred.  However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a material amount of our NOL expiring unused.  This would significantly impair the value of our NOL and, as a result, have a material negative impact on our consolidated financial statements.

We may be required to pay taxes and interest to the IRS as a result of the sale of certain land to the Internal Improvement Trust Fund of Florida if the IRS determines that we did not acquire adequate replacement properties.

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

Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future growth activities.

There is growing concern from members of the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities have or will cause significant changes in weather patterns and increase the frequency and severity of natural disasters.  An increased frequency or duration of extreme weather conditions and environmental events could limit, delay and/or increase the costs to develop land and build new homes and reduce the value of our land and housing inventory in locations that become less desirable to consumers or blocked to development.  Projected climate change, if it occurs, may exacerbate the scarcity of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas.  In addition, government mandates, standards or regulations intended to mitigate or reduce greenhouse gas emissions or projected climate change impacts could result in prohibitions or severe restrictions on land development in certain areas, increased energy, transportation and raw material costs that make building materials less available or more expensive, or cause us to incur compliance expenses and other financial obligations to meet permitting or land development- or home construction-related requirements that we may be unable to fully recover (due to market conditions or other factors), and may reduce our housing gross profit margins and may adversely impact our consolidated financial statements, potentially to a material degree.  As a result, climate change impacts, and laws and land development and home construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change impacts, could increase our costs and have a long-term adverse impact on our business and our consolidated financial statements.

As we continue to increase our dependence on digital technologies to conduct operations, our risks associated with cyber security have also increased, leaving us subject to possible frequent and severe cyber incidents.

For a number of years, we have been increasing our reliance on computers and digital technology. Many of our files have been digitized and more of our employees are working in almost paperless environments. We have also made changes, some significant, to our hardware and software environments and some of these transitions have not been successful, taken longer than anticipated and/or are still in progress. All of these activities may give rise to material cyber security risks and potential costs and consequences that cannot be estimated or predicted with any certainty. We have outsourced a number of our IT functions including IT support of our infrastructure and software. We are continuing to take steps to secure our confidential information from our vendors as well as third parties who may be seeking to infiltrate our systems. At this time we do not have any specific insurance for cyber security events. Management will continue to monitor our IT environment and determine whether our business operations merit further insurance coverage. Although we have not experienced any cyber attacks to date, we consider a future cyber attack a material concern that could have severe financial and other business implications.

If a large number of shares of our common stock or equity-related securities become eligible for future issuance, the ownership interest of our current stockholders could be diluted and our share price could decline.

Issuances of shares of common stock upon conversion of our 7.50% Notes, 7.50% Exchange Notes and 4.50% Notes, as well as the issuance of a substantial number of shares of our common stock or other equity-related securities either for new consideration or in connection with restructuring existing indebtedness, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Any such future issuances could dilute the ownership interests of stockholders, and we cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock nor can we predict our future needs to fund our operations or balance sheet with future equity issuances.

ITEM 1B .	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

AV Homes’ operations are summarized in “Item 1. Business” above and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Land developed and in the process of being developed, or held for investment and/or future development, is set forth in Note C "Land and Other Inventories" of the Notes to Consolidated Financial Statements in “Item 8. Notes to Consolidated Financial Statements”. We maintain two corporate offices located in Scottsdale, Arizona, and Kissimmee, Florida. For information concerning properties leased by AV Homes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” and “Item 8. Notes to Consolidated Financial Statements”, “Note I – Lease Commitments.”

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation from time to time in the ordinary course of our business. We do not believe that any current pending legal or administrative proceedings or disputes will have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that the ultimate resolution of any of these proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AVHI”. Prior to February 16, 2012, our common stock traded on Nasdaq under the symbol “AVTR”. There were approximately 3,299 record holders of common stock at February 28, 2013.

The high and low sales prices per share, as reported, for each fiscal quarter during the last two years were:

Quarter Ended	2012		2011
	High	Low	High	Low
March 31	$12.90	$7.03	$22.74	$18.30
June 30	$14.74	$10.29	$20.85	$14.88
September 30	$16.13	$11.81	$16.34	$8.05
December 31	$15.68	$11.34	$10.17	$5.80

AV Homes has not declared any cash dividends on common stock since its incorporation and has no current plan to pay cash dividends. During the three months ended December 31, 2012, we did not repurchase any outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	At or for the Years ended December 31
	2012	2011	2010	2009	2008
Statement of Operations Data
Revenues	$107,487	$88,982	$59,138	$73,501	$110,366

Income (loss) from operations before income taxes	$(87,683)	$(165,704)	$(36,057)	$(61,843)	$(142,341)

Income tax (expense) benefit	-	(473)	375	32,860	32,465

Net income (loss) (including net loss attributable to non-controlling interests)	(87,683)	(166,177)	(35,682)	(28,983)	(109,876)

Net (income) loss attributable to non-controlling interests	(2,552)	296	574	-	-

Net income (loss) attributable to AV Homes stockholders	$(90,235)	$(165,881)	$(35,108)	$(28,983)	$(109,876)

Basic Earnings (Loss) Per Share Data
Net income (loss) attributable to AV Homes	$(7.19)	$(13.33)	$(3.07)	$(3.11)	$(12.85)

Diluted Earnings (Loss) Per Share Data
Net income (loss) attributable to AV Homes	$(7.19)	$(13.33)	$(3.07)	$(3.11)	$(12.85)

Balance Sheet Data
Cash and cash equivalents	$79,815	$124,316	$115,502	$217,132	$175,396
Total assets	$337,871	$409,056	$545,451	$594,719	$594,812
Notes, mortgage notes and other debt	105,402	$105,402	$77,057	$119,002	$131,061
Stockholders' equity (1)	166,172	$254,197	$418,490	$444,101	$429,511
Shares outstanding	12,827,283	12,942,502	12,900,626	11,355,451	8,829,798
Stockholders' equity per share	$12.95	$19.64	$32.44	$39.11	$48.64

(1)
These figures exclude cumulative non-controlling interests, which are classified in consolidated  equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in LLCs which we consolidate for financial reporting purposes.

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

Executive Overview and Outlook

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our residential community activities have been adversely affected by economic conditions in both markets, although home sales have improved from previous low levels. We also engage in other real estate activities, such as the operation of amenities and the sale for third-party development of commercial and industrial land, which activities have also been adversely affected by economic conditions.

Our primary business strategy is the development of residential communities for people age 55 and older, including the construction and sales of residences within those communities. We believe the demographic trends and lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for future business. Although we have begun to see improvement in single family housing statistics, the active adult segment has been slower to recover.  The decline in home values during the housing downturn had a greater impact on the 55+ population as they have traditionally been a market segment with the highest level of home equity. As values decreased, the active adult's net worth was negatively impacted and therefore, the buyers in this segment are more hesitant to commit to a new home purchase. We do expect to see improvement in this market segment, but on a slightly slower pace than the conventional market.

Solivita and Vitalia at Tradition, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, serve as our flagship communities as we pursue our active adult business strategy.  During the third quarter of 2012, we introduced twelve new model homes at Solivita.  The new models were well received with nearly 3,000 people visiting during the opening weekend.  We also held our grand opening for sales at our newest community, Vitalia at Tradition in Port St. Lucie, Florida, with 1,000 people visiting.  This marks the first major marketing effort with our new Vitalia active adult branding.  In addition, we anticipate adding two or three more communities which will broaden our geographic footprint and product offering, which will provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

We also remain moderately active in the construction and sale of primary residences for people of all ages, some of which are located in communities we developed.  Currently, we are selling from three primary locations, two in Florida and one in Arizona. Based on our internal projections, we expect to sell out of lots at all three communities within 12-15 months and are actively looking for replacement lot positions.  Finished lot prices have increased significantly in our primary markets as builders compete to replenish their depleted holdings.  We are also experiencing increases in material costs.  Absent corresponding pricing power, these cost increases may negatively impact margins on future sales of primary residences.

During 2012, we continued to implement our new strategic plan.  The primary efforts were focused on the evaluation of potential future investments and the orderly sale of our non-core assets.  The search for appropriate sites in our target markets led us to several new and potential future investments.  During the year, we invested approximately $31 million in new land positions.  We anticipate further investment activity as we continue to screen sites in new market locations.  In addition to the acquisition costs, we plan to commit significant funds toward the development of these assets.  In many instances, development costs will exceed the original acquisition costs and a portion of these costs will be expended before we can generate any meaningful sales revenues.

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

During 2012, our cash flow from operations was insufficient to cover our primary recurring costs for interest payments, real estate taxes, HOA subsidies, and unallocated general & administrative expenses.  Although we made significant reductions in general and administrative expenses during 2011 and 2012, which are not fully reflected in either years' operations, we anticipate that we will continue to generate operating losses during 2013.  We believe that we have sufficient available cash to fund these losses; however, our 7.50% Notes may be put to us in February 2014 which may significantly impair our ability to make further new investments and potentially to continue to fund operating losses.  We anticipate using available cash and may be reliant, in part, upon asset sales to fund repayment of the 7.50% Notes or make new investments or new initiatives that are consistent with our new strategy.  We also anticipate being reliant upon access to the capital markets to fully fund these activities and to repay debt upon maturity.

During the year ended December 31, 2012, our homebuilding results reflected some improvement over 2011, and especially late in 2012, but continue to show the difficult conditions in our Florida and Arizona markets for the full year characterized by high levels of homes available for sale, diminished buyer confidence and difficulty for homebuyers to obtain financing.  The number of foreclosures, pending foreclosures, mortgage defaults and investor-owned units for sale; availability of significant discounts; the difficulty of potential purchasers in selling their existing homes at prices they are willing to accept; difficulty in arranging mortgage financing; the significant amount of standing inventory and competition continue to adversely affect both the number of homes we are able to sell and the prices at which we are able to sell them.  Although we have experienced a strengthening market, it remains unclear if any sustained recovery in the industry will be reflected in our future results.

In addition, our business is affected to some extent by the seasonality of home sales which are generally higher during the months of November through April in the geographic areas in which we conduct our business.  In addition, our residential community activities, along with other real estate activities such as the sale of commercial and industrial land, are heavily concentrated in the Poinciana, Florida submarket.  These factors have a significant impact on our ability to participate in a market recovery.  If the real estate market does not continue to stabilize or declines further, it may be necessary to take additional charges against our earnings for inventory impairments or write-downs of our investments in unconsolidated entities and other assets.

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

Critical Accounting Policies and Estimates

In the preparation of our financial statements we apply GAAP. The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

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

In accordance with ASC 360-10, we review our Land and Other Inventories for indicators of impairment.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition.  During the years ended December 31, 2012 and 2011, our impairment assessment resulted in impairment charges of $1,635 and $1,527, respectively, which related to homes completed or under construction, and $49,749 and $107,981, respectively, in impairment charges related to land developed and/or held for future development or sale.  As of December 31, 2012, other than the Land and Other Inventories that we determined to be impaired and accordingly were written down to their fair value, and excluding homes completed or under construction, we had no other land and other inventories that had estimated undiscounted cash flows within 25% of their carrying values. However, we can give no assurance that any future evaluations will not result in further impairments given the current volatile real estate market, the likelihood of increased competition within the age restricted segment as conditions improve, and other factors as more fully described below.

 Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the twelve months ended December 31, 2012 and 2011 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

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

Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities, commercial and industrial uses. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs.  In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing.  Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project.  Declines in market values below those realized from our current sales prices and estimations could also result in future impairment.

There are a significant number of assumptions with respect to each analysis.  Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Land and Other Inventories consist of the following:

	December 31, 2012	December 31, 2011
Land developed and in process of development	$86,931	$91,964
Land held for future development or sale	53,526	64,773
Homes completed or under construction	30,563	23,134
Other	24	196
	$171,044	$180,067

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

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10.  For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase.  In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  There were no impairments for the years ended December 31, 2012 or 2011.

Impairments of Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties beginning in Poinciana and connecting to the US17/US92 in Polk County to be known as the Poinciana Parkway (the “Poinciana Parkway”). Once completed, the roadway will provide significant relief to the currently constrained roadway infrastructure that accommodates the daily commuter traffic of Poinciana. This relief will allow for continued growth in residential, commercial, and employment in the Poinciana community, all of which the Company believes will aid its sales and land values in Poinciana. The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road.  We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  One additional permit is required for an interchange between the Poinciana Parkway and US17/US92 in Polk County which must be accomplished prior to completing construction on the road.

On July 16, 2012, the Osceola County Commission approved an agreement that is expected to facilitate the development of the Poinciana Parkway by Osceola County and its Expressway Authority.  The agreement imposed a December 31, 2012 deadline for the negotiation and execution of a new public-private development agreement among one of our wholly owned subsidiaries, API, Osceola County, Polk County and the newly formed Osceola County Expressway Authority for construction and operation of the Poinciana Parkway as an Osceola County-owned toll road.

On October 15, 2012, a Development Agreement became effective among API, Osceola County, Polk County and the Osceola County Expressway Authority which provides for the public financing of the Poinciana Parkway by Osceola County and the Osceola County Expressway Authority (the “Development Agreement”).  The Development Agreement calls for us to assign all permits and plans to Osceola County and to donate certain right-of-way parcels that will accommodate both the arterial and southern connector facilities and other lands to Osceola and Polk counties.  The Osceola County Expressway Authority will be responsible for all design modifications, construction management and operation of that portion of Poinciana Parkway that is a part of the Osceola County Expressway Authority System.  Polk and Osceola counties will own and operate all arterial roadway segments. The final funding package for the minimum two lane Poinciana Parkway will be determined by Osceola County and the Osceola County Expressway Authority.  Construction is contingent on such funding. Should the decision be made to construct additional transportation capacity, i.e., four lanes, additional funding will be identified and contributed by Osceola County.

If funding for the Poinciana Parkway is not obtained and construction cannot be commenced by February 14, 2014, the counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with API is to cancel its agreement with API.  With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of API’s land in Osceola County will become subject to Osceola County traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway. We reviewed the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance.  In the fourth quarter of 2012, we determined that the probability of public funding to occur is high, and as a result, we recorded a non-cash charge of $7,659 related to our expected transfer of mitigation credits carried on our books and the carrying value of contributed right-of-way parcels.  The remaining mitigation credits' book value of $749 was reclassified to Prepaid Expenses and Other Assets on our balance sheet as of December 31, 2012.

Non-capitalizable expenditures of $944 related to the Poinciana Parkway were expensed during 2012. At December 31, 2012, the carrying value of the Poinciana Parkway was $0.

Goodwill

In accordance with ASC 350, we review the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of December 31, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test.  At September 30, 2011, we wrote off the full book value of the JEN earn-out liability in the amount of $4,388.  This led us to determine that circumstances existed that would require us to perform an interim analysis of the goodwill on our books.  We performed a goodwill impairment test by comparing the fair value of the active adult reporting unit (the business unit for which the goodwill was assigned) with its carrying amount including goodwill.  We determined that the fair value was less than the carrying value of this reporting unit and further determined that the goodwill should be fully written off as of September 30, 2011, in the amount of $17,215.  Following this action we had no remaining goodwill and therefore we have had no goodwill write-offs in 2012.

Variable Interest Entities

GAAP requires a variable interest entity (“VIE”) to be consolidated with a company which is the primary beneficiary.  The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.

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

We participate in entities with equity interests ranging from 20% to 58.8% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest.  These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement.  We analyze these entities when they are entered into or upon a reconsideration event.

Income Taxes

Income taxes have been determined using the liability method under ASC 740, Income Taxes (“ASC 740”). The liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain net operating losses (NOLs) against earnings for up to five years.  Due to this enacted federal tax legislation, AV Homes carried back its 2009 NOL against earnings it generated in the five previous years.  As a result, AV Homes received a federal tax refund of $33,627 during 2010.

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During 2012 and 2011, we recognized an increase of $35,050 and $68,961, respectively, in the valuation allowance.  As of December 31, 2012, our deferred tax asset valuation allowance was $126,533.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation. The bulk of the land was transferred in 2006 and the final closing took place in 2007. These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until we sell replacement property, provided we obtained qualifying replacement property for the Marion County property by December 31, 2010. We believe that we acquired appropriate replacement properties by December 31, 2010. If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

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

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments.  Under ASC 718, the fair value of awards of restricted stock and units which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant.  Under ASC 718, the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model.  Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model.  The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividends and expected risk-free interest rates.  The expected volatility was determined using historical volatility of our stock based on the contractual life of the award.  The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date.  We also used historical data to estimate forfeiture experience.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No., 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), by providing a consistent definition of fair value, as well as ensuring consistent measurement and similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  The guidance was effective for us on January 1, 2012, to be applied prospectively.  Our adoption of ASU 2011-04 did not have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income (loss) in either a continuous statement of comprehensive income or two separate but consecutive statements.  We adopted the provisions of ASU 2011-05 on January 1, 2012, which did not have a material impact on our consolidated financial statements.

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

The following table provides a comparison of certain financial data related to our operations:

	For the year ended December 31
	2012	2011	2010
Operating income (loss):
Active adult communities
Revenues (1)	$43,032	$39,934	$36,949
Expenses (2)	51,951	52,122	41,992
Net operating loss	(8,919)	(12,188)	(5,043)

Primary residential
Revenues (3)	35,936	15,272	14,209
Expenses (4)	35,945	22,799	20,493
Net operating loss	(9)	(7,527)	(6,284)

Commercial and industrial and other land sales
Revenues	26,595	31,731	4,712
Expenses	18,581	28,099	995
Net operating income (loss)	8,014	3,632	3,717

Other operations
Revenues	598	932	1,485
Expenses	(33)	773	1,098
Net operating income	631	159	387

Operating loss	(283)	(15,924)	(7,223)

Unallocated income (expenses):
Interest income	127	309	580
Gain (loss) on repurchase of 4.50% Notes	(1,144)	(211)	-
Equity loss from unconsolidated entities	259	(398)	(276)
General and administrative expenses	(16,148)	(17,502)	(20,508)
Change in fair value of contingent consideration	-	4,388	-
Interest expense	(7,973)	(9,516)	(5,531)
Other real estate expenses, net	(5,113)	(1,654)	(3,099)
Impairment of the Poinciana Parkway	(7,659)	-	-
Impairment of goodwill	-	(17,215)	-
Impairment of land developed or held for future development	(49,749)	(107,981)	-
Income (loss) from operations	(87,683)	(165,704)	(36,057)
Income tax benefit (expense)	-	(473)	375
Net loss attributable to non-controlling interests	(2,552)	296	574
Net loss attributable to AV Homes	$(90,235)	$(165,881)	$(35,108)

(1)	Includes homebuilding revenues of $36,012, amenity revenues of $7,014, and other revenues of $6

(2)	Includes impairment charges for inventory of approximately $1,620, $1,060 and $408 for 2012, 2011 and 2010, respectively.

(3)	Includes homebuilding revenues of $33,460, amenity revenue of $2,447, and other revenues of $29

(4)	Includes impairment charges of approximately $15, $467 and $252 for 2012, 2011 and 2010, respectively.

Data from closings for the active adult and primary residential homebuilding segments for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

Years ended December 31,	Number of Units	Revenues	Average Price Per Unit

2012
Active adult communities	148	$36,012	$243
Primary residential	158	33,460	$212
Total	306	$69,472	$227

2011
Active adult communities	121	$28,537	$236
Primary residential	53	12,808	$242
Total	174	$41,345	$238

2010
Active adult communities	131	$25,527	$195
Primary residential	53	11,582	$219
Total	184	$37,109	$202

Data from contracts signed for the active adult and primary residential homebuilding segments for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

Years ended December 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2012
Active adult communities	221	(55)	166	$40,522	$244
Primary residential	275	(48)	227	50,481	$222
Total	496	(103)	393	$91,003	$232

2011
Active adult communities	178	(40)	138	$32,935	$239
Primary residential	109	(18)	91	18,541	$204
Total	287	(58)	229	$51,476	$225

2010
Active adult communities	148	(24)	124	$24,427	$197
Primary residential	52	(8)	44	10,616	$241
Total	200	(32)	168	$35,043	$209

Backlog for the active adult and primary residential homebuilding segments as of December 31, 2012, 2011 and 2010 is summarized as follows:

As of December 31,	Number of Units	Dollar Volume	Average Price Per Unit

2012
Active adult communities	63	$16,158	$256
Primary residential	122	26,906	$221
Total	185	$43,064	$233

2011
Active adult communities	45	$11,691	$260
Primary residential	53	9,849	$186
Total	98	$21,540	$220

2010
Active adult communities	28	$7,294	$261
Primary residential	15	4,115	$274
Total	43	$11,409	$265

The number of net housing contracts signed during the year ended December 31, 2012, compared to the same period in 2011 increased 72%.  The dollar value of housing contracts signed in 2012 increased 77% as a result of increased sales volume coupled with higher average sales prices in both of our operating segments.  During the year ended December 31, 2012, cancellations of previously signed contracts totaled 103 compared to 58 during the year ended December 31, 2011.  As a percentage of the gross number of contracts signed, this represents 21% and 20%, respectively.

As of December 31, 2012, our inventory of unsold (speculative) homes, both completed and under construction, was 62 units compared to 70 units as of December 31, 2011.  As of December 31, 2012, approximately 34% of unsold homes were completed compared to approximately 63% as of December 31, 2011.

During the year ended December 31, 2012, compared to the year ended December 31, 2011, the number of homes closed increased by 76%, and the related revenues increased by 68%.  Our average sales price for homes closed during the year ended December 31, 2012, decreased to $227 compared to $238 for the year ended December 31, 2011, primarily due to a change in mix of homes closed in our primary residential operating segment.  We anticipate that we will close in excess of 80% of the homes in backlog as of December 31, 2012, during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.  During the year ended December 31, 2011, compared to the year ended December 31, 2010, the number of homes closed decreased by 5%, however, the related revenues increased by 11%.

In general, prices of homes sold during 2012 ranged from approximately $135 to approximately $500 in our primary residential operations.  At Solivita, prices ranged from approximately $126 to approximately $485 on homes sold during 2012.  At CantaMia, prices ranged from approximately $150 to approximately $429 on homes sold during 2012.  Closings on to-be-built homes generally occur within 180 to 210 days from sale, and closings on speculative homes generally occur within 30 to 60 days from sale.

Fiscal Year 2012 Compared to Fiscal Year 2011

Net loss attributable to AV Homes for the year ended December 31, 2012, was $90,235 or ($7.19) per basic and diluted share compared to a net loss of $165,881 or ($13.33) per basic and diluted share for the year ended December 31, 2011. The decrease in net loss for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to significantly decreased land impairment charges, decreased losses from our two homebuilding segments, and increased income from our commercial and industrial and other land sales segment.

Revenues from active adult communities increased $3,098 or 7.8% for the year ended December 31, 2012, compared to the same period in 2011.  Expenses from active adult operations decreased $171 for the year ended December 31, 2012, compared to the same period in 2011.  The increase in revenues for fiscal year 2012 is primarily attributable to increased closings from Solivita and CantaMia, and a change in mix of homes closed.  Expenses were relatively flat primarily due to increased closings, and a change in the mix of homes closed, offset in part by reduced expenses from amenities due to the outsourcing of operations at Solivita.  During 2012, we recorded impairment charges in our active adult operations of $1,620 compared to $1,060 in 2011 from homes completed or under construction.  The average sales price on closings from active adult homebuilding operations during 2012 was $243 compared to $236 during 2011.

The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during 2012 was approximately 13% compared to approximately 11% during 2011.  The increase in average contribution margins is generally attributable to a change in mix of homes closed and improved margins from Solivita, offset in part by deterioration in margins from CantaMia, and decreased closings from Tradition (which generated higher than average margins).  During 2011, we re-engineered the current housing product at Solivita to make the homes more cost efficient.  The result of this, coupled with increases in the average closing price per unit, generated higher operating margins at Solivita in 2012 than in 2011.  Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations increased $20,664 or 135.3% for the year ended December 31, 2012, compared to the same period in 2011.  Expenses from primary residential operations increased $13,146 or 57.7% for the year ended December 31, 2012, compared to the same period in 2011.  The increase in revenues is primarily due to a 198% increase in unit closings offset in part by a reduction in the average price per unit closed in 2012 as compared to 2011.  The reduction in average price per unit is due to an increase of entry level homes in our mix of homes closed in 2012. The increase in expenses is attributable to increased closings and a change in mix of homes closed in 2012 as compared to 2011, offset in part by decreased impairment charges.

During the year ended December 31, 2012, we recorded impairment charges in our primary residential operations of approximately $15 compared to approximately $467 for the year ended December 31, 2011, from homes completed or under construction.  The average sales price on closings from primary residential homebuilding operations for 2012 was $212 compared to $242 for 2011.

The average contribution margin (excluding impairments) on closings from primary residential homebuilding operations for 2012 was approximately 12% compared to approximately 1% for 2011.  The increase in average contribution margin is primarily due to our Phoenix primary homebuilding operations generating higher margins in 2012 versus 2011, offset in part by a change in mix of homes sold in our Florida communities which were weighted towards entry level homes.  During 2012, our Phoenix operations generated an increased average closing price per unit with lower land and housing construction costs per unit as compared to 2011, due to a favorable change in the mix of homes closed and our ability to increase sales prices in excess of the cost increases realized.  In Florida, we closed speculative inventory in 2011 in close-out communities which had a low cost basis, and in 2012 we had our first closings of new product in new communities that generated lower profit margins.  Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

The amount and types of commercial and industrial and other non-core residential land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.  Revenues from commercial and industrial and other land sales decreased $5,136 for the year ended December 31, 2012, compared to the year ended December 31, 2011.  During the year ended December 31, 2012, we realized pre-tax profits of $8,014 on revenues of $26,595 from sales of commercial, industrial and other land.  During the year ended December 31, 2011, we realized pre-tax profits of $3,632 on revenues of $31,731 from sales of commercial, industrial and other land.  Expenses from commercial, industrial and other land sales decreased $9,518 for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The decrease in expenses is attributable to a lower basis in the land sold in 2012 versus 2011.

Revenues from other operations decreased $334 or 35.8% for the year ended December 31, 2012, compared to the year ended December 31, 2011.  Expenses from other operations decreased $805 or 104.1% for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The decrease in revenues and expenses are primarily attributable to the sale of our title operations in July of 2011 and reduced leasing activities in 2012 as compared to 2011.

General and administrative expenses decreased $1,354 or 7.7% for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The decreased expense for 2012 as compared to 2011 was primarily due to net changes in payroll expenses related to our restructuring efforts which have resulted in reduced headcount, and reduced office rent and office related expenses.

Interest expense decreased $1,543 or 16.2% in 2012 as compared to 2011.  The decrease in interest expense is primarily attributable to a decreased level of indebtedness during 2012 as compared to 2011.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, increased by $3,459 or 209.1% for the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase in other real estate expenses for 2012 was primarily attributable to $758 increase in Poinciana Parkway expenditures, loss from the sale of consolidated joint venture property of $1,000, write off of fixed assets of $746, a loss on restructuring of a note receivable of $532 and other, offset in part by a decrease in our carrying costs associated with our non-core assets. Also contributing to the variance from 2011 were gains recognized in the year ended December 31, 2011 related to sales of impact fees and the sale of a utility easement, and a gain recognized from an adjustment made to the estimated development liability of $860.

Income tax expense was provided for at an effective tax rate of 0.0% for the year ended December 31, 2012, compared to 0.3% income tax expense for the year ended December 31, 2011.  In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  During 2008, we established a valuation allowance against our deferred tax assets.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the year ended December 31, 2012, we recognized an increase of $35,050 in the valuation allowance.  As of December 31, 2012, our deferred tax asset valuation allowance was $126,533.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Reference is made to the Income Taxes note to the Consolidated Financial Statements included in Item 8 of Part II of this Report.

Fiscal Year 2011 Compared to Fiscal Year 2010

Net loss attributable to AV Homes for the year ended December 31, 2011, was $165,881 or ($13.33) per basic and diluted share compared to net loss attributable to AV Homes of $35,108 or ($3.07) per basic and diluted share for the year ended December 31, 2010.  The increase in net loss for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to impairment charges of $112,732 taken in 2011 and the write off of goodwill in the amount of $17,215 in 2011, offset in part by the write off in 2011 of $4,388 related to the earnout agreement that was signed in connection with our purchase agreement with JEN and decreased general and administrative expenses in 2011 of $3,006 as compared to 2010.

Revenues from active adult operations increased $2,985 or 8.1% for the year ended December 31, 2011, compared to the same period in 2010.  Expenses from active adult operations increased $10,130 or 24.1% for the year ended December 31, 2011, compared to the same period in 2010.  The increase in revenues for fiscal year 2011 was primarily attributable to a full year of closings in 2011 from CantaMia which we acquired on October 25, 2010, 28 more closing from Solivita in 2011 versus 2010, offset in part by 68 fewer closing from Traditions in 2011 versus 2010.  The increase in expenses was primarily due to a full year of CantaMia closings which have a higher average cost of sales per unit than our other active adult operations.  During 2011, we recorded impairment charges in our active adult operations of $1,060 compared to $408 in 2010 from homes completed or under construction.  The average sales price on closings from active adult homebuilding operations during 2011 was $236 compared to $195 during 2010.  The average contribution margin on closings from active adult homebuilding operations during 2011 was approximately 11% compared to approximately 27% during 2010.  The decrease in average contribution margins was attributable to deterioration in margins from CantaMia and Solivita, plus decreased closings from Traditions (which generated higher than average margins).  Results from active adult operations included divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations increased $1,063 or 7.50% for the year ended December 31, 2011, compared to the same period in 2010.  Expenses from primary residential operations increased $2,306 or 11.3% for the year ended December 31, 2011, compared to the same period in 2010.  The increase in revenues was due to a change in mix of homes closed, offset in part by increased discounts on homes closed in 2011 versus 2010.  The increase in expenses was due to a change in mix of homes closed.  During the year ended December 31, 2011, we recorded impairment charges in our primary residential operations of approximately $467 compared to approximately $252 for the year ended December 31, 2010, from homes completed or under construction.  The average sales price on closings from primary residential homebuilding operations for 2011 was $242 compared to $219 for 2010.  The average contribution margin on closings from primary residential homebuilding operations for 2011 was approximately 1% compared to approximately (5%) for 2010.  The increase in average contribution margin was primarily due to the close out of communities that generated net contribution losses in 2010, including Woods Landing, Rio Rico, and Terralargo.  Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

The amount and types of commercial and industrial and other non-core residential land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.  Revenues from commercial and industrial and other land sales increased $27,019 for the year ended December 31, 2011, compared to the year ended December 31, 2010.  During the year ended December 31, 2011, we realized pre-tax profits of $3,632 on revenues of $31,731 from sales of commercial, industrial and other land.  During the year ended December 31, 2010, we realized pre-tax profits of $3,717 on revenues of $4,712 from sales of commercial, industrial and other land.  Expenses from commercial, industrial and other land sales increased $27,104 for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The increase in expenses was attributable to a higher basis in the land sold in 2011 versus 2010.

Revenues from other operations decreased $553 or 37.2% for the year ended December 31, 2011, compared to the year ended December 31, 2010.  Expenses from other operations decreased $325 or 29.6% for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The decreases in revenues and expenses was primarily attributable to decreased volume of resale operations in Solivita.

Interest income decreased $271 or 46.7% for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The decrease was primarily attributable to the payoff of certain notes receivable accounts in 2011 and decreased interest rates in 2011 as compared to 2010.

General and administrative expenses decreased $3,006 or 14.7% for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The decrease was primarily related to our restructuring efforts.  Interest expense increased $3,985 or 72.0% for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The increase in interest expense was primarily attributable to the increase in outstanding indebtedness during 2011 compared to 2010 as a result of our issuance of 7.50% Notes, and the increased interest rate in the 7.50% Notes over our 4.50% Notes.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $1,445 or 46.6% for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The decreases were primarily attributable to reductions in real estate taxes and property maintenance costs as well as an increase in miscellaneous income.  Also, during the year ended December 31, 2011, we recognized a reduction in the Rio Rico development liability and a corresponding credit to other expenses in the amount of $794.  During the year ended December 31, 2010, we recognized charges of $291.  These charges to the development liability were based on third-party engineering evaluations.  Also included in other real estate expenses for the year ended December 31, 2011, were non-capitalizable expenditures of $221 compared to $324 for the year ended December 31, 2010, related to the Poinciana Parkway.

Based on our review of the Poinciana Parkway carrying value during 2011, we determined the estimated future undiscounted cash flows of the Poinciana Parkway were greater than its carrying value, therefore no impairment losses were recorded during 2011.  We did not recognize an impairment loss in 2010 either.

Income tax expense was provided for at an effective tax rate of 0.3% for the year ended December 31, 2011, compared to 1.0% income tax benefit for the year ended December 31, 2010.  During the year ended December 31, 2011, we recognized an increase of $68,961 in the valuation allowance against our deferred tax assets.  As of December 31, 2011, our deferred tax asset valuation allowance was $91,483.

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

Cash Flows

As of December 31, 2012, our cash and cash equivalents totaled $79,815 compared to $124,316 as of December 31, 2011.  As of December 31, 2012, total consolidated indebtedness was $105,402, including $5,402 carrying amount of our 4.50% Notes, $55,500 carrying amount of our 7.50% Notes, and $44,500 carrying amount of our 7.50% Exchange Notes, compared to total borrowings of $105,402 as of December 31, 2011.  Additionally, as of December 31, 2012, we had $4,682 in restricted cash, of which $3,613 is held to collateralize outstanding letters of credit, as compared to $7,872 in restricted cash as of December 31, 2011.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the year ended December 31, 2012, net cash used in operating activities amounted to $48,313, primarily to fund our operating losses and to purchase land for the expansion of our active adult segment.  Net cash used by investing activities amounted to $4,387 due to the purchase of property and equipment. Net cash provided by financing activities of $8,199 was attributable to contributions from a joint venture partner to acquire land, offset in part by payments of withholding taxes related to restricted stock, a distribution to a joint venture partner from the sale of the assets of the joint venture, and debt issuance costs associated with our 7.50% Exchange Notes.

For the year ended December 31, 2011, net cash used in operating activities amounted to $17,568, primarily as a result of cash income from homebuilding and land sales operations not being sufficient to cover our fixed expenses such as general and administrative expenses, interest, real estate taxes and HOA subsidies. Net cash provided by investing activities amounted to $3,173 due primarily to cash received from investments in unconsolidated entities, offset in part by purchases of property and equipment. Net cash provided by financing activities of $23,209 was attributable to $95,373 net cash received from issuance of the 7.50% Notes, largely offset by $59,402 repurchase of the 4.50% Notes and $12,501 used for the payoff of the JEN notes and other real estate notes. The JEN notes were paid in full before their maturity, which payment was made in the fourth quarter of 2011.

For the year ended December 31, 2010, net cash used in operating activities amounted to $10,438, as a result of $7,840 used to collateralize outstanding letters of credit and $36,150 of cash used to fund operating losses. Offsetting cash used was $33,627 received in income tax refunds. Net cash used in investing activities amounted to $33,422 due primarily to our investment of $33,303 (adjusted to reflect pro-rated real estate taxes) in the JEN Transaction. Net cash used by financing activities of $57,770 was attributable to $57,681 used for the repayment of borrowings of which $55,881 related to the payoff of the Amended Unsecured Credit Facility in May 2010 as described in Note G "Notes Payable" to the Consolidated Financial Statements included in Part II of this Report.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation.  The bulk of the land was transferred in 2006 and the final closing took place in 2007.  These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until we sell replacement property provided we obtained qualifying replacement property for the Marion County property by December 31, 2010.  We believe that we acquired appropriate replacement properties by December 31, 2010.  If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

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

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes.  We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011.  In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes.  As of both December 31, 2012 and December 31, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

On January 31, 2011, AV Homes and API entered into an Underwriting Agreement with the Barclays Capital Inc. (the “Underwriter”).  Pursuant to the Underwriting Agreement, AV Homes agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Notes with an effective maturity date of February 15, 2016.  The 7.50% Notes were sold to the public at a purchase price of 100% of the principal amount plus accrued interest, if any, from February 4, 2011.

On February 4, 2011, AV Homes completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement.  The sale of the 7.50% Notes is registered pursuant to a Registration Statement filed by AV Homes with the SEC.  Net proceeds to AV Homes from the sale of the 7.50% Notes were approximately $95,373 after deducting the underwriting fees of 4.25% and expenses of approximately $377.  We intend to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including the 4.50% Notes, which notes may be put to AV Homes pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by AV Homes at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets.  On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171. As of December 31, 2012, $5,402 principal amount of the 4.50% Notes remain outstanding.

The 7.50% Notes are governed by the Base Indenture and the First Supplemental Indenture, together the Indenture, both dated as of February 4, 2011, between AV Homes and Wilmington Trust FSB, as trustee, and include the following terms:

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

7.50% Senior Exchange Convertible Notes due 2016

During the year ended December 31, 2012, the Company entered into exchange agreements under which it retired $44.5 million in aggregate principal amount of the Company’s 7.50% Notes, in exchange for its issuance of $44.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  Following these transactions, $55.5 million in aggregate principal amount of the 7.50% Notes remained outstanding.

The 7.50% Exchange Notes mature on February 15, 2016 and will pay interest semiannually at a rate of 7.50% per year, beginning on February 15, 2013.  The 7.50% Exchange Notes have an initial conversion rate of 55.5555 shares of common stock per $1 original principal amount of notes (equivalent to a conversion price of approximately $18.00 per share), subject to adjustment in certain events.  Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holder may require the Company to repurchase them on February 15,
2014.  The cancellation of the existing put right in the 7.50% Notes extends the effective maturity date of the 7.50% Exchange Notes to February 15, 2016.

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

The Company has assessed the provisions of the 7.50% Exchange Notes Base Indenture and Second Supplementary Indenture and concluded that the impact of any embedded derivative features are not material as of December 31, 2012, but will be subject to further review over the life of the 7.50% Exchange Notes.

Performance Bonds

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of December 31, 2012, we had outstanding performance bonds of approximately $721. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Poinciana Parkway

If funding for the Poinciana Parkway is not obtained and construction cannot be commenced by February 14, 2014, the counties have no right to obtain damages or seek specific performance.  Polk County’s sole remedy under its agreement with API is to cancel its agreement with API.  With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of API’s land in Osceola County will become subject to Osceola County traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized.  On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest.  On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities.  During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest. As of December 31, 2012, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2013. (See “Executive Overview and Outlook” above.)

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

We participate in entities with equity interests ranging from 20% to 58.8% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement. We analyze these entities when they are entered into or upon a reconsideration event.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs.  AV Homes made contributions totaling $135 and $138 to these unconsolidated entities in 2012 and 2011, respectively.

As of December 31, 2012, these unconsolidated entities were financed by partner equity and do not have third-party debt.  In addition, we have not provided any guarantees to these entities or our equity partners.

Disclosure of Contractual Obligations

The following table reflects contractual obligations as of December 31, 2012:

		Payments due by period
Contractual Obligations (1)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$105,402	$-	$-	$100,000	$5,402	(2)
Interest Obligations on Long-Term Debt	26,173	7,743	15,486	1,424	1,520
Operating Lease Obligations	1,039	340	395	304	-
Capital Lease Obligations	471	279	192	-	-
Purchase Obligations – Residential Development	2,300	2,300	-	-	-
Compensation Obligations	500	250	250	-	-
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	37,425	2,590	3,380	5,072	26,383
Total	$173,310	$13,502	$19,703	$106,800	$33,305

(1)	Excluded from this table are future costs related to the Poinciana Parkway (described above) since timing and amount of future costs are currently estimated.

(2)
Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes.

Long-term debt obligations represent:

•
$55,500 outstanding under the 7.50% Notes; however, holders may require us to repurchase the 7.50% Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” as defined in the Note Indenture, or an event of a default, as described in the Note Indenture.

•	$44,500 outstanding under the 7.50% Exchange Notes due February 15, 2016.

•
$5,402 outstanding under the 4.50% Notes; however, holders may require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019, or in certain circumstances involving a designated event, as defined in the indenture for those Notes

Purchase obligations (residential development) represent purchase commitments for land development and construction expenditures, substantially for homebuilding operations that relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes. Compensation obligations represent compensation to executives pursuant to employment contracts.

Other long-term contractual obligations represent the estimated cost-to-complete of certain utilities improvements in areas within Poinciana and Rio Rico where home sites have been sold and certain development obligations associated with CantaMia.

Effects of Inflation and Economic Conditions

Our operations have been negatively affected by general economic conditions. Reduction in real estate values, adverse changes in employment levels, decreased consumer income and confidence, reduction in available financing and interest rates may continue to result in fewer sales and/or lower sales prices. Other economic conditions could affect operations (see “Risk Factors”).

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

Forward Looking Statements

Certain statements discussed in Item 1 (“Business”), Item 3 (“Legal Proceedings”), Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, including our recent JEN Transaction and other factors as are described in Item 1A (“Risk Factors”) of this Form 10-K.  At least 80% of active adult homes are intended for occupancy by at least one person 55 years or older. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 7A .	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AV Homes is subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels and third-party financing and is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, availability and cost of land, materials and labor, and access to financing. See Notes G and Q (”Notes Payable” and “Fair Value Disclosures”) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. See Item 1A “Risk Factors” for further discussion of risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we assessed the effectiveness of internal control over financial reporting of AV Homes, Inc. and its subsidiaries as of the end of the period covered by this annual report based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that assessment, our Chief Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm that audited the consolidated financial statements of AV Homes, Inc. and its subsidiaries included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting. The attestation report follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AV Homes, Inc.

We have audited AV Homes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AV Homes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AV Homes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012 of AV Homes, Inc. and subsidiaries, and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AV Homes, Inc.

We have audited the accompanying consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AV Homes, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AV Homes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 15, 2013

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31 2012	December 31 2011
Assets
Cash and cash equivalents	$79,815	$124,316
Restricted cash	4,682	7,872
Land and other inventories	171,044	180,067
Receivables, net	6,730	7,729
Income tax receivable	1,293	1,293
Property and equipment, net	36,661	37,976
Poinciana Parkway	-	8,437
Investments in and notes receivable from unconsolidated entities	1,220	845
Prepaid expenses and other assets	10,777	10,443
Assets held for sale	25,649	30,078
Total Assets	$337,871	$409,056

Liabilities and Equity

Liabilities
Accounts payable	$4,656	$3,357
Accrued and other liabilities	12,978	9,996
Customer deposits and deferred revenues	1,985	1,611
Earn-out liability	-	-
Estimated development liability for sold land	32,974	34,044
Notes Payable	105,402	105,402
Total Liabilities	157,995	154,410

Equity
Common Stock, par value $1 per share Authorized: 50,000,000 shares Issued: 12,938,157 shares at December 31, 2012 14,194,776 shares at December 31, 2011	12,938	14,195
Additional paid-in capital	262,363	282,953
Retained earnings	(106,110)	2,973
	169,191	300,121

Treasury stock: at cost, 110,874 shares at December 31, 2012 and 1,252,274 at December 31, 2011	(3,019)	(45,924)
Total AV Homes stockholders' equity	166,172	254,197
Non-controlling interest	13,704	449
Total Equity	179,876	254,646

Total Liabilities and Equity	$337,871	$409,056

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per-share amounts)

	For the year ended December 31
	2012	2011	2010
Revenues
Real estate revenues	$106,161	87,583	$57,259
Interest income	127	309	580
Other	1,199	1,090	1,299
Total revenues	107,487	88,982	59,138

Expenses
Real estate expenses	111,121	101,500	68,220
Impairment charges	59,043	129,947	660
General and administrative expenses	16,148	17,502	20,508
Change in fair value of contingent consideration	-	(4,388)	-
Loss on extinguishment of debt	1,144	211	-
Interest expense	7,973	9,516	5,531
Total expenses	195,429	254,288	94,919

Income (Loss) from unconsolidated entities, net	259	(398)	(276)

Loss before income taxes	(87,683)	(165,704)	(36,057)
Income tax (expense) benefit	-	(473)	375

Net loss and comprehensive loss	(87,683)	(166,177)	(35,682)

Net (income) loss and comprehensive (income) loss attributable to non-controlling interests in consolidated entities	(2,552)	296	574

Net loss and comprehensive loss attributable to AV Homes stockholders	$(90,235)	(165,881)	$(35,108)

Basic and Diluted Loss Per Share	$(7.19)	(13.33)	$(3.07)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(dollars in thousands)

	Common Stock		Additional	Non-
			Paid-in	Controlling	Retained	Treasury Stock
	Shares	Amount	Capital	Interest	Earnings	Shares	Amount
Balance at January 1, 2010	14,013,912	$14,014	$286,096	$1,018	$211,373	(2,658,461)	$(78,937)
Issuance of common stock in JEN transaction	1,050,572	1,051	18,648	-	-	-	-
Issuance of restricted stock units and stock units	498,248	498	(514)	-	-	-	-
Repurchase of restricted stock to satisfy employee statutory minimum withholding taxes	-	-	-	-	-	(3,645)	(73)
Amortization of restricted stock units and stock units	-	-	1,442	-	-	-	-
Net loss	-	-	-	(574)	(35,108)	-	-
Balance at December 31, 2010	15,562,732	$15,563	$305,672	$444	$176,265	(2,662,106)	$(79,010)

Issuance of common stock	4,935	5	49	-	-	-	-
Issuances of restricted stock units and stock units	365,500	365	3,691	-	-	-	-
Forfeiture of restricted stock	(293,178)	(293)	(3,819)	-	-	-	-
Repurchase of restricted stock to satisfy employee withholding taxes	(35,381)	(35)	(226)	-	-	-	-
Amortization of restricted stock units and stock units	-	-	1,850	-	-	-	-
Retirement of treasury stock	(1,409,832)	(1,410)	(24,264)	-	(7,411)	1,409,832	33,086
Contributions (distributions) from non controlling interests	-	-	-	301	-	-	-
Net loss	-	-	-	(296)	(165,881)	-	-
Balance at December 31, 2011	14,194,776	$14,195	$282,953	$449	$2,973	(1,252,274)	$(45,924)
							-
Issuance of common stock	22,834	23	177	-	-	-	-
Issuances of restricted stock units and stock units	424,520	424	2,879	-	-	-	-
Forfeiture of restricted stock	(501,084)	(501)	(2,802)	-	-	-	-
Repurchase of restricted stock to satisfy employee withholding taxes	(61,489)	(62)	(759)	-	-	-	-
Amortization of restricted stock units and stock units	-	-	2,834	-	-	-	-
Retirement of treasury stock	(1,141,400)	(1,141)	(22,919)	-	(18,848)	1,141,400	42,905
Contributions (distributions) from non controlling interests	-	-	-	10,703	-	-	-
Net (loss) income	-	-	-	2,552	(90,235)	-	-
Balance at December 31, 2012	12,938,157	$12,938	$262,363	$13,704	$(106,110)	(110,874)	$(3,019)

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued.

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31
	2012	2011	2010
OPERATING ACTIVITIES
Net loss (including net loss attributable to non-controlling interests)	$(87,683)	$(166,177)	$(35,682)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,405	3,762	4,794
Amortization of stock based compensation	3,034	1,850	1,442
Impairment of goodwill	-	17,215	-
Impairment of land and other inventories	51,384	112,732	660
Impairment of Poinciana Parkway	7,659	-	-
Change in fair value of contingent consideration	-	(4,388)	239
Change in estimated development liability	(927)	2,825	-
Loss on extinguishment of debt	1,144	-	-
Gain from write-off of 5.50% term bonds	-	(111)	-
Loss on disposal of assets	1,130	-	-
Equity loss from unconsolidated entities	(259)	398	276
Distributions (return) of earnings from an unconsolidated entity	-	357	(53)
Deferred income taxes	-	-	-
Changes in operating assets and liabilities:
Restricted cash	3,190	550	(7,723)
Receivables, net	999	(1,295)	33,546
Income tax receivable	-	473	-
Land and other inventories	(40,576)	11,230	(6,300)
Assets held for sale	4,429	-	-
Prepaid expenses and other assets	(786)	4,426	(832)
Accounts payable, estimated development liability and accrued and other liabilities	4,135	(680)	(488)
Customer deposits and deferred revenues	374	(946)	(317)
NET CASH USED IN OPERATING ACTIVITIES	(48,313)	(17,568)	(10,438)

INVESTING ACTIVITIES
Investment in property and equipment	(4,421)	(831)	(53)
Proceeds from sales of property and equipment	150	-	-
Return from (investment in) Poinciana Parkway	-	15	30
Investment related to JEN Transaction	-	-	(33,303)
Investment in unconsolidated entities	(135)	(138)	(96)
Notes receivable from unconsolidated affiliates	-	3,669	-
Return of capital from unconsolidated joint venture	19	458	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,387)	3,173	(33,422)

FINANCING ACTIVITIES
Proceeds from issuance of 7.50% Convertible Notes	-	100,000	-
Net proceeds from issuance of common stock	-	-	-
Repurchase of 4.50% Convertible Notes	-	(59,402)	-
Principal payments of real estate borrowings	-	(12,501)	(57,681)
Payment of withholding taxes related to restricted stock and units withheld	(821)	(261)	(89)
Debt Issuance costs	(1,683)	(4,627)	-
Contributions from consolidated joint venture partner	13,779	-	-
Distributions to consolidated joint venture partner	(3,076)	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$8,199	23,209	(57,770)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,501)	8,814	(101,630)
Cash and cash equivalents at beginning of year	124,316	115,502	217,132

CASH AND CASH EQUIVALENTS AT END OF YEAR	$79,815	124,316	$115,502

NON-CASH FINANCING ACTIVITIES
Notes, mortgage notes and other debt from the JEN Transaction	$-	-	$14,301

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

The assets and properties acquired in the JEN Transaction include:

Arizona Assets:

•
CantaMia - a 1,767-unit active adult community located in the Estrella Mountain Ranch Master Plan Community in Goodyear, Arizona.  CantaMia is composed of three phases. In October 2010, we acquired phase 1 consisting of 593 partially or fully developed lots, 29 houses under construction, a recreation center, and a fully finished sales center; and an option for phases 2 and 3 consisting of 1,138 undeveloped lots.  Phase 2 was purchased in December 2011 for $6,000 and the option price for phase 3 is approximately $3,600, of which $1,000 was paid during December 2010.

•	Various Arizona Properties - includes 99 fully developed lots, 15 houses completed or under construction and 16 developed lots for which we had an option to acquire.

•	Joseph Carl Homes, LLC (now known as Avatar Properties of Arizona, LLC) - a Phoenix-based private home builder and the developer of CantaMia.

Florida Assets:

•	Sharpe properties - 445 acres located in Orange County, Florida, comprised of 839 partially developed single-family and townhome lots, a multi-family tract, and a two-acre commercial site.

The acquisition date fair value of the consideration transferred totaled $69,085, which consisted of $33,600 in cash (including the aforementioned $3,600), $19,698 in restricted common stock which resulted in the issuance of 1,050,572 shares subject to a two-year lock up agreement, $12,000 of notes divided equally into two $6,000 notes, one with a one-year maturity, and the second with a two-year maturity and contingent consideration (earn-out) of $4,149. At closing, we entered into an earn-out agreement with the seller which provided for the payment of up to $8,000 in common stock (up to 420,168 shares), depending upon the achievement of certain agreed upon metrics related to the CantaMia project by December 31, 2014. We estimated the fair value of the earn-out using a probability-weighted discounted cash flow model. This fair value measurement was based on a discounted cash flow and thus represented a Level 3 measurement as defined in Accounting Standards Codification ("ASC") 820 (see Note Q). As of December 31, 2010, there were no significant changes in the range of outcomes of the earn-out compared to the acquisition date, and the earn-out liability increased to $4,388 as a result of an increase in AV Homes’ stock price as of December 31, 2010, compared to the acquisition date. At December 31, 2012 and December 31, 2011, we performed an analysis of the value of the earn-out (in terms of the agreement) and determined the fair value to be $0.

Legal and accounting expenses incurred for the JEN Transaction were approximately $1,800 and are included in general and administrative expenses in the Consolidated Statement of Operations and comprehensive income (loss) for the year ended December 31, 2010.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

October 25, 2010

Land and other inventories	$57,824
Less: Net liabilities assumed	(5,954)
Net identifiable assets acquired	$51,870
Goodwill	17,215
Net assets acquired	$69,085

Included in our consolidated statement of operations and comprehensive income (loss) from the acquisition date to the period ending December 31, 2010, are revenues of $4,408 and losses of $1,025 from the operations related to the assets and properties acquired in the JEN Transaction.

The following represents the pro forma consolidated statement of operations as if the JEN Transaction had been included in the consolidated results of AV Homes for the entire year ending December 31, 2010:

2010
Total revenues	$66,112
Net Loss	$37,619

Mr. Joshua Nash, our Chairman of the Board of Directors, and Mr. Paul Barnett, a member of our Board of Directors, in the aggregate own a 1.5% indirect limited partnership interest in the JEN affiliates from which we purchased the above assets. Neither Mr. Nash nor Mr. Barnett voted on the JEN Transaction.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of December 31, 2012, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $4,682 and $7,872 as of December 31, 2012 and 2011, respectively.  The balance as of December 31, 2012 is comprised primarily of $3,613 on deposit with Citibank, N.A. to collateralize letters of credit, $477 in land escrow accounts and $554 of housing deposits from customers that will become available when the housing contracts close.

Receivables, net

Receivables, net includes amounts in transit or due from title companies for house closings; membership dues related to our amenity operations; and contracts and mortgage notes receivable from the sale of land.

Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year.  As of December 31, 2012 and 2011, there was $1,293 and $1,293, respectively, of income tax receivables.  We did not receive any income tax refunds during 2012.

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

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value ranges between 15% and 28%, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition.  During the years ended December 31, 2012 and 2011, our impairment assessment resulted in impairment charges of $1,635 and $1,527, respectively, which related to homes completed or under construction, and $49,749 and $107,981, respectively, in impairment charges related to land developed and/or held for future development or sale.  As of December 31, 2012, other than the Land and Other Inventories that we determined to be impaired and accordingly were written down to fair value, and excluding homes completed or under construction, we had no other land and other inventories that had estimated undiscounted cash flows within 25% of their carrying values. However, we can give no assurance that any future evaluations will not result in further impairments given the real estate market, the likelihood of increased competition within the age restricted segment as conditions improve, and other factors as more fully described below.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows:

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during 2012, 2011 and 2010 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

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

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10.  For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase.  In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  As of December 31, 2012 and 2011, no impairments existed for Property and Equipment.

Poinciana Parkway

In December 2006, we entered into agreements with Osceola County, Florida and Polk County, Florida for us to develop and construct at our cost a 9.66 mile four-lane road in Osceola and Polk Counties beginning in Poinciana and connecting to the US17/US92 in Polk Country to be known as the Poinciana Parkway (the “Poinciana Parkway”). Once completed, the roadway will provide significant relief to the currently constrained roadway infrastructure that accommodates the daily commuter traffic of Poinciana. This relief will allow for continued growth in residential, commercial, and employment in the Poinciana community, all of which the Company believe will aid its sales and land values in Poinciana. The Poinciana Parkway is to include a 4.15 mile segment to be operated as a toll road.  We have acquired right-of-way and federal and state environmental permits necessary to construct the Poinciana Parkway.  One additional permit is required for an interchange between the Poinciana Parkway and US17/92 in Polk County which must be accomplished prior to completing construction on the road.

On July 16, 2012, the Osceola County Commission approved an agreement that is expected to facilitate the development of the Poinciana Parkway by Osceola County and its Expressway Authority.  The agreement imposed a December 31, 2012 deadline for the negotiation and execution of a new public-private development agreement among one of our wholly owned subsidiaries, API, Osceola County, Polk County and the newly formed Osceola County Expressway Authority for construction and operation of the Poinciana Parkway as an Osceola County-owned toll road.

On October 15, 2012, a Development Agreement became effective among API, Osceola County, Polk County and the Osceola County Expressway Authority which provides for the public financing of the Poinciana Parkway by Osceola County and the Osceola County Expressway Authority (the “Development Agreement”).  The Development Agreement calls for us to assign all permits and plans to Osceola County and to donate certain right-of-way parcels that will accommodate both the arterial and southern connector facilities and other lands to Osceola and Polk Counties.  The Osceola County Expressway Authority will be responsible for all design modifications, construction management and operation of that portion of Poinciana Parkway that is a part of the Osceola County Expressway Authority System.  Polk and Osceola counties will own and operate all arterial roadway segments. The final funding package for the minimum two lane Poinciana Parkway will be determined by Osceola County and the Osceola County Expressway Authority.  Construction is contingent on such funding. Should the decision be made to construct additional transportation capacity, i.e., four lanes, additional funding will be identified and contributed by Osceola County.

If funding for the Poinciana Parkway is not obtained and construction cannot be commenced by February 14, 2014, the counties have no right to obtain damages or seek specific performance. Polk County’s sole remedy under its agreement with API is to cancel its agreement with API.  With respect to Osceola County, if funding and commencement of construction is not met, (i) a portion of API’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway. We reviewed the recoverability of the carrying value of the Poinciana Parkway on a quarterly basis in accordance with authoritative accounting guidance.  In the fourth quarter of 2012, we determined that the probability of public funding to occur is high, and as a result, we recorded a non-cash charge of $7,659 related to our expected transfer of mitigation credits carried on our books and the carrying value of contributed right-of-way parcels.  The remaining mitigation credits' book value of $749 was reclassified to Prepaid Expenses and Other Assets on our balance sheet as of December 31, 2012.

Non-capitalizable expenditures of $944 related to the Poinciana Parkway were expensed during 2012.  At December 31, 2012, the carrying value of the Poinciana Parkway is $0.

Goodwill

In accordance with ASC 350, we reviewed the carrying value of goodwill and other intangible assets of each of our reporting units on an annual basis as of December 31, or more frequently upon the occurrence of certain events or substantive changes in circumstances, based on a two-step impairment test. We considered our active adult communities segment to be an individual reporting unit which is also an individual operating segment. Goodwill acquired in business combinations was assigned to the reporting unit expected to benefit from the synergies of the combination as of the acquisition date. We concluded the business combination from the JEN Transaction benefited our active adult communities reporting segment. The first step of the impairment test compared the fair value of each reporting unit with its carrying amount including goodwill. The fair value of each reporting unit was calculated using the average of an income approach and a market comparison approach which utilized similar companies as the basis for the valuation. If the carrying amount exceeded fair value, then the second step of the impairment test was performed to measure the amount of any impairment loss. The impairment loss was determined by comparing the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill represented the excess of the fair value of the reporting unit over amounts assigned to its net assets.

The determination of fair value utilized an evaluation of historical and forecasted operating results and other estimates. Fair value measurements are generally determined through the use of valuation techniques that may include a discounted cash flow approach, which reflects our own assumptions of what market participants would use in pricing the asset or liability.

We monitored the actual performance of our reporting units relative to the fair value assumptions used in our annual goodwill impairment test, including potential events and changes in circumstance affecting our key estimates and assumptions.

On October 25, 2010, we recorded goodwill of $17,215 as a result of the JEN Transaction which was allocated to our active adult reporting segment. At September 30, 2011, we reversed the full book value of the JEN earn-out liability in the amount of $4,388. This led us to determine that circumstances existed that would require us to perform an interim analysis of the goodwill on our books. We performed a goodwill impairment test by comparing the fair value of the active adult reporting unit (the business unit for which the goodwill was assigned) with its carrying amount including goodwill. We determined that the fair value was less than the carrying value of this reporting unit and further determined that the goodwill should be fully written off as of September 30, 2011, in the amount of $17,215.  There was no remaining balance of goodwill at December 31, 2012 and December 31, 2011.

Revenues

In accordance with ASC 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the purchaser's initial and continuing investment is adequate, any financing is considered collectible and there is no significant continuing involvement.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2012, 2011 and 2010, advertising costs totaled $2,907, $2,537 and $1,357, respectively, and are included in Real Estate Expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

During the years ended December 31, 2012, 2011 and 2010, changes in the warranty reserve consist of the following:

	2012	2011	2010

Accrued warranty reserve, beginning of period	$537	477	$458
Estimated warranty expense	774	453	517
Amounts charged against warranty reserve	(762)	(393)	(498)
Accrued warranty reserve, end of period	$549	537	$477

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

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During 2012 and 2011 we recognized an increase of $35,050 and $68,961, respectively, in the valuation allowance.  As of December 31, 2012, our deferred tax asset valuation allowance was $126,533.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

On October 25, 2010, we received notification from the Internal Revenue Service that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined.  On February 10, 2012, AV Homes agreed with the Internal Revenue Service’s Notice of Proposed Adjustment to the 2009 net operating loss carryback. This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivable in the same amount.  The anticipated income tax receivable as of December 31, 2012 is $1,293.

Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations and comprehensive income (loss) as income tax expense.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation.  The bulk of the land was transferred in 2006 and the final closing took place in 2007.  These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until replacement property is sold provided we obtained qualifying replacement property for the Marion County property by December 31, 2010.  We believe that we acquired appropriate replacement properties by December 31, 2010.  If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

Non-controlling Interest

AV Homes has consolidated certain LLCs, which qualify as variable interest entities because we determined that AV Homes is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in AV Homes’ consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated equity.  At December 31, 2012 and 2011, non-controlling interest was $13,704 and $449, respectively.  The increase in non-controlling interest is attributable to capital contributions of $13,779 and net income of $2,552, offset by distributions of $3,076 from these LLCs during the year ended December 31, 2012.

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

As of December 31, 2012, an aggregate of 1,128,201 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 371,024 options, restricted stock units and stock units granted.  There were 757,177 shares available for grant at December 31, 2012.

Retirement of Treasury Stock

In December 2011, we retired 1,409,832 shares of treasury stock. These shares remain as authorized stock; however they are now considered unissued.  In accordance with ASC 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in reductions to common stock  $1,410, treasury stock $33,086, retained earnings $7,411 and paid in capital $24,264.  There was no effect on the total stockholders’ equity position as a result of the retirement.

In March 2012, we retired 1,141,400 shares of treasury stock, which shares also remain as authorized but unissued. This treasury stock retirement resulted in reductions to common stock of $1,141, treasury stock of $42,905, retained earnings $18,848 and paid in capital of $22,919. There was no effect on the total stockholders’ equity position as a result of the retirement

Repurchase of Common Stock and Notes

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized.  On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest.  On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities.  In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696 including accrued interest.  No repurchases were made during 2011 or 2012.  As of December 31, 2012, the remaining authorization is $18,304.

Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share ("ASC 260"). Basic earnings (loss) per share is computed by dividing net loss attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  In accordance with ASC 260, the computation of diluted loss per share for the year ended December 31, 2012 and 2011 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes or the 7.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 122,388, 140,143 and 1,135,903 shares of our common stock for 2012, 2011 and 2010, respectively, due to the stock issued in connection with the JEN Transaction in 2010, equity offering in 2009 as described above, exercise of stock options, conversion of restricted stock units, stock units and conversion of 4.50% Notes.  Excluded from the weighted average number of shares outstanding for 2012, 2011 and 2010 are 209,270, 439,000 and 537,267, respectively, restricted shares that are subject to vesting and performance requirements (see Note K). In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting and performance requirements are met.

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Numerator :
Basic and diluted loss per share – net loss attributable to AV Homes	$(90,235)	$(165,881)	$(35,108)

Denominator :
Basic and diluted weighted average shares	12,557,416	12,448,423	11,455,466

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance was effective for us on January 1, 2012, to be applied prospectively. The adoption of this ASU 2011-04 did not have a material impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income  (“ASU 2011-05”) which requires the presentation of comprehensive income in either a continuous statement of comprehensive income (loss) or two separate but consecutive statements.  The guidance was effective for us on January 1, 2012. Our adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements or disclosures.

Comprehensive Income (Loss)

Net loss and comprehensive loss are the same for the years ended December 31, 2012, 2011 and 2010.

NOTE B - REAL ESTATE REVENUES

The components of real estate revenues are as follows:

	For the year ended December 31
	2012	2011	2010
Active adult communities	$43,032	$39,934	$36,949
Primary residential	35,936	15,272	14,209
Commercial, industrial and other land sales	26,595	31,731	4,712
Other real estate operations	598	646	1,389
Total real estate revenues	$106,161	$87,583	$57,259

During the year ended December 31, 2012, we realized pretax profits of $8,014 on revenues of $26,595 from sales of commercial, industrial and other land.  During the year ended December 31, 2011, we realized pre-tax profits of $3,632 on revenues of $31,731 from sales of commercial, industrial and other land.  During the year ended December 31, 2010, pre-tax profits from sales of commercial and industrial land were $3,717 on aggregate revenues of $4,712 and pre-tax losses from other land sales were $4,721.

In December 2009, Frenchman’s Yacht Club Developers, LLC (“Frenchman’s”), a Florida limited liability company in which our wholly-owned subsidiary, API, is the sole member, sold its interest in the proposed development known as Frenchman’s Yacht Club to an unrelated third party for cash and a purchase money note of $4,208. The amount of cash we received did not meet the criteria in authoritative accounting guidance to record this sale under the full accrual method of profit recognition. As a result, this transaction was accounted for under the cost recovery method. Under the cost recovery method, no profit is recognized until cash payments by the buyer, including principal and interest on the purchase money note due to us exceeds the cost of the property sold. In the Frenchman’s transaction, since we sold the property at a loss, in accordance with authoritative accounting guidance we recognized the loss of approximately $3,800 in full. The note receivable was discounted by $1,291 to the fair value for purposes of measuring the loss on this transaction. Additionally, future interest cash receipts is recorded as deferred income, and presented as a reduction to the note receivable until such time that the cumulative cash payments by the buyer exceed AV Homes’ book value in the property at the time of sale.

See “Business Segments” in Note P.

NOTE C - LAND AND OTHER INVENTORIES

Land and other inventories consist of the following:

	December 31,
	2012	2011
Land developed and in process of development	$86,931	$91,964
Land held for future development or sale	53,526	64,773
Homes completed or under construction	30,563	23,134
Other	24	196
	$171,044	$180,067

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation consist of the following:

	December 31
	2012	2011
Land and improvements	$19,122	$22,325
Buildings and improvements	37,812	32,963
Machinery, equipment and fixtures	9,875	12,989
Amenities construction in progress	-	1,484
	66,809	69,761
Less accumulated depreciation	(30,148)	(31,785)
	$36,661	$37,976

Amenities owned by AV Homes and which are not held for sale or future transfer to homeowners associations are included in property and equipment.  The net book values of these amenities (excluding amenities construction in progress) were $34,330 and $35,245 as of December 31, 2012 and 2011, respectively.

We review our Property and Equipment quarterly for indicators of impairment in accordance with ASC 360-10.  For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase.  In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  There were no impairments of our amenities in 2012, 2011, or 2010.

Depreciation charged to operations during 2012, 2011 and 2010 was $2,636, $2,837 and $3,091, respectively.

NOTE E - ESTIMATED DEVELOPMENT LIABILITY FOR SOLD LAND

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 home sites previously sold and is summarized as follows:

	December 31,
	2012	2011
Gross estimated unexpended costs	$35,879	$37,106
Less costs relating to unsold home sites	(2,905)	(3,062)
Estimated development liability for sold land	$32,974	$34,044

Charges associated with these obligations of approximately $88, ($794) and $291 were recorded during 2012, 2011 and 2010, respectively.  Future increases or decreases of costs for construction material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

NOTE F - VARIABLE INTEREST ENTITIES

GAAP requires a variable interest entity (“VIE”) to be consolidated with a company which is the primary beneficiary.  The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.

AV Homes’ variable interest in VIEs may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by the Company to a VIE.  We examine specific criteria and use judgment when determining if the Company is the primary beneficiary of a VIE.  Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between the Company and the other partner(s) and contracts to purchase assets from VIEs.

We participate in entities with equity interests ranging from 20% to 58.8% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest.  These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement.  We analyze these entities when they are entered into or upon a reconsideration event.

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

In May 2012, the Company entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  The Company holds a 58.8% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was acquired in November, 2012, and will be distributed to the partners at cost, once certain entitlements and development activities are completed.

We determined that these entities qualified as VIEs which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of December 31, 2012, our consolidated balance sheets include $32,659 in land and other inventories from these LLCs.  As of December 31, 2011, our consolidated balance sheets included $3,470 in land and other inventories and $1,049 in property and equipment from these LLCs.

In January 2012, all of the real property owned by one of our consolidated joint ventures was sold to an unrelated third party.  The net gain on this sale of approximately $2,731 is fully recognized and included as a component of net loss on our consolidated statement of operations and comprehensive income (loss).  We present the joint venture partner's 60% share of this income, $1,639, on our consolidated statement of operations and comprehensive income (loss) as a component of net income (loss) attributable to non-controlling interests in consolidated entities.

In October 2012, all of the club and real property owned by the remaining consolidated joint venture was sold to an unrelated third party.  The net gain on this sale of approximately $1,339 is fully recognized and included as a component of net loss on our consolidated statement of operations and comprehensive income (loss).  The joint venture partner's 60% share of the gain of approximately $803 is presented on our consolidated statement of operations and comprehensive income (loss) as a component of net income (loss) attributable to non-controlling interests in consolidated entities.

AV Homes and its equity partners made initial or ongoing capital contributions to these consolidated entities on a pro rata basis.  The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of December 31, 2012, these consolidated entities were financed by partner equity and do not have third-party debt.  In addition, we have not provided any guarantees to these entities or our equity partners. The assets of our VIEs can only be used to settle obligations of the VIEs.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at December 31, 2012 and 2011 are accounted for under the equity method.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests.  AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis.  The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

Prior to 2010, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs; and we subsequently sold developed and partially-developed land to each of these entities.  We acquired a minority ownership interest in each of the LLCs and share in the management of each.  We made contributions totaling $135, $138 and $143 to our unconsolidated entities during 2012, 2011 and 2010, respectively.

At December 31, 2010 we had approximately $3,669 recorded as mortgages receivable from one of our unconsolidated joint ventures.  During 2011, these mortgages were paid in full in conjunction with two lot purchase transactions the Company made from the JV.

As of December 31, 2012, these unconsolidated entities were financed by partner equity and do not have third-party debt.  In addition, we have not provided any guarantees to these entities or our equity partners.

The consolidated condensed balance sheets of our unconsolidated entities are:

	December 31, 2012	December 31, 2011
Assets :
Cash	$53	$197
Land and other inventory	6,126	6,928
Other assets	6	11
Total assets	$6,185	$7,136

Liabilities and Partners’ Capital :
Accounts payable and accrued liabilities	$83	$1,900
Partners’ Capital of:
AV Homes	1,220	845
Equity partner	4,882	4,391
Total liabilities and partners’ capital	$6,185	$7,136

The consolidated condensed statements of operations of our unconsolidated entities for the years ended December 31, are:

	2012	2011	2010
Revenues	$1,849	6,081	$507
Costs and expenses	1,193	5,768	1,213
Net gain/(loss) from unconsolidated entities	$656	313	$(706)
AV Homes’ share of loss from unconsolidated entities	$259	(398)	$(276)

NOTE G - NOTES PAYABLE

Notes payable are summarized as follows:

	December 31
	2012	2011
Corporate
7.50% Convertible Notes, due 2016	$55,500	100,000
7.50% Exchange Notes, due 2016	44,500	-
4.50% Convertible Senior Notes, due 2024	$5,402	$5,402
Total	$105,402	$105,402

Corporate

7.50% Notes and 4.50% Notes

On January 31, 2011, the Company entered into an Underwriting Agreement with the Barclays Capital Inc. (the “Underwriter”).  Pursuant to the Underwriting Agreement, AV Homes agreed to issue and sell to the Underwriter, and the Underwriter agreed to purchase for sale in an underwritten public offering, $100,000 aggregate principal amount of 7.50% Notes.  The 7.50% Notes were sold to the public at a purchase price of 100% of the principal amount plus accrued interest, if any, from February 4, 2011.

On February 4, 2011, the Company completed the sale of the 7.50% Notes in accordance with the terms of the Underwriting Agreement.  The sale of the 7.50% Notes is registered pursuant to a Registration Statement filed by AV Homes with the SEC.  Net proceeds to the Company from the sale of the 7.50% Notes were approximately $95,373 after deducting the underwriting fees of 4.25% and expenses of approximately $377.  We intend to use the proceeds from the sale of the 7.50% Notes for general corporate purposes, including, without limitation, the repayment of debt, including the 4.50% Notes, which notes may be put to the Company pursuant to the terms thereof on each of April 1, 2011, April 1, 2014, and April 1, 2019, or called by the Company at any time on or after April 5, 2011, and potential new acquisitions of real estate and real estate-related assets.  On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171. As of December 31, 2012, $5,402 principal amount of the 4.50% Notes remain outstanding.

The 7.50% Notes are governed by the Base Indenture and the First Supplemental Indenture, together the Indenture, both dated as of February 4, 2011, between the Company and Wilmington Trust FSB, as trustee, and include the following terms:

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

Financial covenants: The Indenture includes the following financial covenants:

•	until February 15, 2014, the Company will maintain, at all times, cash and cash equivalents of not less than $20,000;

•	until the second anniversary of the original issuance date of the 7.50% Notes, the Company’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) may not exceed $150,000;

•
until the second anniversary of the original issuance date of the 7.50% Notes, the Company’s total consolidated indebtedness (as “indebtedness” is defined in the Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes, and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

Repurchase Right: Holders of the 7.50% Notes have the right to require the Company to repurchase the 7.50% Notes on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” (as defined in the Indenture), or an event of default (as described in the Indenture).

Redemption Right : AV Homes may, at any time on or after February 15, 2014, at its option, redeem for cash all or any portion of the outstanding 7.50% Notes, but only if the last reported sale price of AV Homes’ common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date the Company provides the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the Indenture are met.

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

Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2011, April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes, holders may require us to purchase all or a portion of their 4.50% Notes.  We may, at our option, redeem for cash all or a portion of the 4.50% Notes at any time on or after April 5, 2011.  In each case, we will pay a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes.  As of both December 31, 2012 and December 31, 2011, $5,402 principal amount of the 4.50% Notes remained outstanding.

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

7.50% Senior Exchange Convertible Notes due 2016

During the year ended December 31, 2012, the Company entered into exchange agreements under which it retired $44.5 million in aggregate principal amount of the Company’s 7.50% Notes, in exchange for its issuance of $44.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  Following these transactions, $55.5 million in aggregate principal amount of the 7.50% Notes remained outstanding.

The 7.50% Exchange Notes mature on February 15, 2016 and will pay interest semiannually at a rate of 7.50% per year, beginning on February 15, 2013.  The 7.50% Exchange Notes have an initial conversion rate of 55.5555 shares of common stock per $1 original principal amount of notes (equivalent to a conversion price of approximately $18.00 per share), subject to adjustment in certain events.  Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holder may require the Company to repurchase them on February 15,
2014.  The cancellation of the existing put right in the 7.50% Notes extends the effective maturity date of the 7.50% Exchange Notes to February 15, 2016.

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

The Company has assessed the provisions of the 7.50% Exchange Notes Base Indenture and Second Supplementary Indenture and concluded that the impact of any embedded derivative features are not material as of December 31, 2012, but will be subject to further review over the life of the 7.50% Exchange Notes.

Maturities of notes payable at December 31, 2012 are as follows:

	Total
2013	-
2014	-
2015	-
2016	$100,000	(1)(2)
2017	-
Thereafter	5,402	(3)
	$105,402

(1)
Holders may require us to repurchase the 7.50% Notes for cash on February 15, 2014; or upon the occurrence of a breach of any of the financial covenants, a “fundamental change” or in an event of default (as defined in the indenture for the 7.50% Notes); or we may call the 7.50% Notes at any time on or after February 15, 2014, according to restrictions defined in the Indenture.

(2)
Holders may require us to repurchase the 7.50% Exchange notes upon the occurrence of a breach of any of the financial covenants, a “fundamental change” or in an event of default (as defined in the indenture for the 7.50% Exchange Notes); or we may call the 7.50% Exchange Notes at any time on or after February 15, 2014, according to restrictions defined in the indenture.

(3)
Holders may require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019; or in certain circumstances involving a designated event, as defined in the indenture for the 4.50% Notes; or we may call the 4.50% Notes at any time on or after April 5, 2011.

The following table represents interest incurred, interest capitalized, and interest expense for 2012, 2011 and 2010:

	2012	2011	2010
Interest incurred	$9,236	$9,955	$5,681
Interest capitalized	(1,263)	(439)	(150)
Interest expense	$7,973	$9,516	$5,531

We made interest payments of $7,587, $6,136 and $3,572 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE H - EMPLOYEE BENEFIT PLANS

We have a defined contribution savings plan that covers substantially all employees.  Under this savings plan, we may contribute to the plan based upon specified percentages of employees' voluntary contributions.  We made no contributions to the plan for the years ended December 31, 2012, 2011 and 2010.  Our Board of Directors determined to not effect a matching contribution during 2012 and 2011.

NOTE I - LEASE COMMITMENTS

We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2017. Rental expense for the years 2012, 2011 and 2010 was $409, $1,809 and $1,086, respectively.  The decrease in rental expense in 2012 over 2011 is primarily attributable to the lease termination associated with the closing of our corporate office in Coral Gables, Florida.  Minimum rental commitments under non-cancelable operating leases as of December 31, 2012, are as follows: 2013 - $619; 2014 - $422; 2015 - $164; 2016 - $161; 2017 – $143; thereafter -$0.

NOTE J - ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities are summarized as follows:

	December 31
	2012	2011
Property taxes and assessments	$439	$1,833
Interest	3,057	2,871
Accrued compensation	960	2,653
Warranty reserve	549	537
Infrastructure obligations	6,042	-
Other	1,931	2,102
	$12,978	$9,996

NOTE K - SHARE-BASED PAYMENTS AND OTHER EXECUTIVE COMPENSATION

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

Under the Incentive Plan, we granted performance-based restricted shares to select executives. Vesting is contingent upon the achievement of certain performance objectives, some of which are subjective in nature. Compensation cost for these awards is recognized over the service period, and variable accounting is applied where by the fair value of the award is remeasured each reporting period until vesting occurs.

As of December 31, 2012, an aggregate of 1,128,201 shares of our Common Stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 371,024 options, restricted stock units and stock units granted. There were 757,177 shares available for grant at December 31, 2012.

During 2012, we granted 442,195 restricted stock and restricted stock units, which have a weighted average grant date fair value of $7.98 per share.

During the year ended December 31, 2012 and 2011, previously restricted stock of 160,327 and 175,524 shares, respectively, vested. As of December 31, 2012, there are 230,095 shares of restricted stock that are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with ASC 718.

Compensation expense related to share-based compensation for the years ended December 31, 2012, 2011 and 2010 was $3,034 (including $1,891 related to performance-based shares), $1,796, and $1,352.

Under ASC 718, the fair value of awards of restricted stock and units which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. Under ASC 718, the fair value of restricted stock awards which contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.

The significant weighted average assumptions used for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Dividend yield	0%	0%	0%
Volatility rate	47.40%-61.25%	40.24%-52.55%	42.70%-49.50%
Risk-free interest rate	0.17%-0.43%	0.15%-0.65%	0.35%-1.24%
Expected life (years)	0.50-4.08	0.26-4.41	1.0-5.2
Weighted average fair value of units granted	$7.98	$11.63	$14.23

A summary of the status of the stock option activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	2012		2011		2010
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	110,000	$25.00	110,000	$25.00	110,000	$25.00
Exercised	-	$-	-	$-	-	$-
Forfeited	-	$-	-	$-	-	$-
Outstanding at end of year	110,000	$25.00	110,000	$25.00	110,000	$25.00
Exercisable at end of year	110,000	$25.00	110,000	$25.00	110,000	$25.00

The weighted average remaining contractual life of stock options outstanding as of December 31, 2012, was .2 years.

A summary of the restricted stock and stock units activity for the year ended December 31, 2012, is presented below:

	Restricted Stock and Stock Units		Weighted Average Grant Date Fair Value
Outstanding at beginning of year	449,310	(1)	$11.36
Granted	442,195		$10.78
Exercised	(160,327)		$13.61
Expired/Forfeited	(501,083)		$8.28
Cancelled	-		$-
Outstanding at end of year	230,095		$15.38

(1)
Restricted stock shares are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance.

As of December 31, 2012, there was $2,488 of unrecognized compensation expense related to unvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.5 years.  As of December 31, 2012, there was no unrecognized compensation expenses related to stock options.

Under a deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of AV Homes’ common stock on the due date of each payment.  The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director.  No stock units were distributed to non-management directors during the years ended December 31, 2012, 2011 and 2010, respectively. The outstanding balance of stock units as of December 31, 2012, 2011 and 2010 was 30,929, 23,053 and 17,757, respectively.

NOTE L - INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current
Federal	$-	-	$-
State	-	-	-
Total current		-	-

Deferred
Federal	-	473	(375)
State	-	-	-
Total deferred	-	473	(375)
Total income tax expense (benefit)	$-	473	$(375)

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred income tax assets
Tax over book basis of land inventory	$14,564	$14,524
Unrecoverable land development costs	6,622	6,965
Executive incentive compensation	1,099	548
Net operating loss carry forward	33,872	19,987
Impairment charges	74,551	56,973
Other	5,428	5,945
Total deferred income tax assets	136,136	104,942
Valuation allowance for deferred tax assets	(126,533)	(91,483)
Net deferred income tax assets	9,603	13,459
Deferred income tax liability
Book over tax income recognized on sale of the Ocala Property	(9,118)	(12,899)
Tax over book on 4.50% Convertible Notes	(696)	(767)
Book over tax basis of depreciable assets	211	207
Restricted stock	-	-
	(9,603)	(13,459)
Net deferred income tax liability	$-	$-

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During 2012 and 2011 we recognized an increase of $35,050 and $68,961, respectively, in the valuation allowance.  As of December 31, 2012, our deferred tax asset valuation allowance was $126,533.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation.  The bulk of the land was transferred in 2006 and the final closing took place in 2007.  These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until replacement property is sold provided we obtained qualifying replacement property for the Marion County property by December 31, 2010.  We believe that we acquired appropriate replacement properties by December 31, 2010.  If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

No additional income tax benefits were generated from the exercise of share-based compensation during 2012, 2011 and 2010.

A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Income tax (benefit) expense computed at statutory rate	$(31,582)	(57,893)	$(12,419)
State income tax (benefit) expense, net of federal benefit	(3,388)	(6,521)	(1,200)
Adjustment to 2009 net operating loss carryback	-	-	795
Change in valuation allowance on deferred tax assets	35,050	68,961	12,103
Prior period adjustments charged to retained earnings	-	(4,044)	-
Other	(80)	(30)	346
Income tax (benefit) expense	$-	473	$(375)

During 2010 and 2009, we received income tax payment refunds of approximately $33,627 and $21,356, respectively, related to taxable losses generated during 2009 and 2008, respectively.  We did not receive income tax payment refunds in 2011 or 2012.

On February 10, 2012, AV Homes agreed with the Internal Revenue Service’s Notice of Proposed Adjustment to the 2009 net operating loss carryback.  This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivable in the same amount.  The anticipated income tax receivable as of December 31, 2012 is $1,293.

NOTE M - COMMITMENTS AND CONTINGENCIES

We are involved in various pending litigation matters primarily arising in the normal course of our business.  These cases are in various procedural stages.  Although the outcome of these matters cannot be determined, AV Homes believes it is probable in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $258 and $275, which have been accrued in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively.   Liabilities or costs arising out of these and other currently pending litigation are not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of December 31, 2012, we had outstanding performance bonds of approximately $1,032.  We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

NOTE N - RESTRUCTURING

In July 2011, in response to the difficult operating environment due to the downturn in the homebuilding industry, we undertook a strategic planning effort to improve our market position and to reduce our operating costs.  As a result of this effort, in the third quarter of 2011, we took further steps to reduce staffing, cut salaries, and we negotiated a lease termination associated with the planned closing of our corporate office in Coral Gables, Florida. Restructuring costs include employee severance benefits, corporate office lease exit costs, and other costs related to the closure of the Coral Gables office, and are summarized below:

Twelve Months Ended December 31, 2011
Employee severance benefits	$697
Lease exit costs	952
Other	140
Total restructuring charges	$1,789

The restructuring costs reflected in the above table are included within general and administrative expenses in our Consolidated Statements of Operations and comprehensive income (loss).  Liabilities for employee severance benefits totaled $279 at December 31, 2011.

NOTE O - OTHER MATTERS

At our community of Solivita, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of storm water management facilities, drainage works, irrigation facilities, and water and wastewater utilities.  The bonds were issued by the Poinciana Community Development District and Poinciana West Community Development District (the “CDDs”), independent special-purpose units of county government, established and operating in accordance with Chapter 190 of the Florida Statutes.  The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDDs’ ability to meet bond servicing obligations.  In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record and pay the assessments on parcels owned by AV Homes when such assessments are fixed and determinable.  The bonds are not a liability of AV Homes or any other landowner within the CDDs but are obligations secured by the land.  For the developable and developed parcels AV Homes owns within the CDDs, AV Homes pays the assessments until such parcels are sold.  After a sale by AV Homes, AV Homes no longer pays the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

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

The following tables summarize our information for reportable segments for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Revenues:
Segment revenues
Active adult communities	$43,032	$39,934	$36,949
Primary residential	35,936	15,272	14,209
Commercial and industrial and other land sales	26,595	31,731	4,712
Other operations	598	932	1,485
	106,161	87,869	57,355
Unallocated revenues
Interest income	127	309	580
Other	1,199	804	1,203
Total revenues	$107,487	88,982	$59,138

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(8,919)	(12,188)	$(5,043)
Primary residential	(9)	(7,527)	(6,284)
Commercial and industrial and other land sales	8,014	3,632	3,717
Other operations	631	159	387
	(283)	(15,924)	(7,223)
Unallocated income (expenses)
Interest income	127	309	580
Gain (loss) on extinguishment of debt	(1,144)	(211)	-
Equity loss from unconsolidated entities	259	(398)	(276)
General and administrative expenses	(16,148)	(17,502)	(20,508)
Change in fair value of contingent consideration	-	4,388	-
Interest expense	(7,973)	(9,516)	(5,531)
Other real estate expenses	(5,113)	(1,654)	(3,099)
Impairment of the Poinciana Parkway	(7,659)	-	-
Impairment of goodwill	-	(17,215)	-
Impairment of land developed or held for future development	(49,749)	(107,981)	-
Loss before income taxes	$(87,683)	(165,704)	$(36,057)

	December 31
	2012	2011
Segment assets:
Active adult communities	$89,793	$166,369
Primary residential	56,951	41,188
Commercial and industrial and other land sales	30,095	8,774
Poinciana Parkway	-	8,437
Assets held for sale	25,649	30,078
Unallocated assets	135,383	154,210
Total assets	$337,871	$409,056

(a)	Our businesses are primarily conducted in the United States.

(b)	Identifiable assets by segment are those assets that are used in the operations of each segment.

(c)	No significant part of the business is dependent upon a single customer or group of customers.

(d)
The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2012 and 2011, respectively: cash, cash equivalents and restricted cash of $86,163 and $119,456; land inventories of $36,715 and $20,876 (a majority of which is bulk land); property and equipment of $2,164 and $845; investment in and notes from unconsolidated entities of $1,220 and $845; receivables of $4,661 and $7,584; and prepaid expenses and other assets of $4,459 and $4,605. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280.

(e)	There is no interest expense from active adult communities, primary residential, and commercial, industrial and other land sales included in segment operating income/(loss) for 2012, 2011 and 2010.

(f)
Included in segment operating profit/(loss) for 2012 is depreciation expense of $2,069, $90 and $476 from active adult, primary residential communities and unallocated corporate/other, respectively.  Included in segment operating profit/(loss) for 2011 is depreciation expense of $2,167, $546 and $124 from active adult, primary residential communities and unallocated corporate/other, respectively.  Included in segment operating profit/(loss) for 2010 is depreciation expense of $2,282, $552 and $257 from active adult, primary residential communities and unallocated corporate/other, respectively.

(g)
During fiscal year 2012, impairment losses of approximately $1,620 and $15 reduced the carrying value of the assets of active adult and primary residential communities, respectively.  During fiscal year 2011, impairment losses of approximately $1,060 and $467 reduced the carrying value of the assets of active adult and primary residential communities, respectively.  During fiscal year 2010, impairment losses of approximately $408 and $252 reduced the carrying value of the assets of active adult and primary residential communities, respectively.

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

FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information, provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10, Fair Value Measurements and Disclosures - Overall.  This topic provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed; is applicable to all assets and liabilities (i.e. financial and nonfinancial); and requires enhanced disclosures.

The accounting standards require that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1: Fair value determined based on quoted market prices in active markets for identical assets and liabilities.

•
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

•	Level 3: Fair value determined using significant unobservable inputs, such as discounted cash flows, or similar techniques.

The carrying value of cash and cash equivalents, restricted cash, receivables and accounts payable approximates the fair value due to their short-term maturities.

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

AV Homes’ assets measured at fair value as of December 31, 2012, and gain (losses) for the year ended December 31, 2012, on a nonrecurring basis are summarized below:

Non-financial Assets/Liabilities	Fair Value Hierarchy	Fair Value at December 31, 2012	Gains/(Losses)
Homes completed or under construction	Level 3	$7,426	$(1,635)
Poinciana Parkway	Level 3	$-	$(7,659)
Land and other inventories	Level 3	$873	$(46,887)
Assets held for sale	Level 2	$25,649	$(2,862)

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

The carrying amounts and fair values of our financial instruments at December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$79,815	$79,815	$124,316	$124,316
Restricted cash	$4,682	$4,682	$7,872	$7,872
Receivables, net	$6,730	$6,730	$7,729	$7,729
Income tax receivable	$1,293	$1,293	$1,293	$1,293

Notes, mortgage notes and other debt:
Corporate:
7.50% Notes	$100,000	$101,500	$100,000	$90,000
4.50% Notes	$5,402	$5,343	$5,402	$5,295

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

7.50%, 7.50% Exchange and 4.50% Notes: At December 31, 2012 and 2011, the fair values of the 7.50% Notes, 7.50% Exchange Notes and 4.50% Notes are estimated, based on quoted or estimated market prices.

NOTE R - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2012 and 2011 is as follows:

	2012 Quarter
	First	Second	Third	Fourth
Net revenues	$26,710	$18,966	$28,652	$33,159
Expenses	33,597	30,354	40,164	91,314
Equity earnings (losses) from unconsolidated entities	(36)	(43)	(38)	376

Loss before income taxes	(6,923)	(11,431)	(11,550)	(57,779)
Less: Net loss attributable to non-controlling interests	1,528	(86)	33	1,077

Net loss attributable to AV Homes	$(8,451)	$(11,345)	$(11,583)	$(58,856)
Loss per share:
Basic and Diluted	$(0.68)	$(0.91)	$(0.92)	$(4.67)

	2011 Quarter
	First	Second	Third	Fourth
Net revenues	$12,212	$28,366	$14,703	$33,701
Expenses	22,308	45,163	135,705	51,112
Equity earnings (losses) from unconsolidated entities	(128)	143	(341)	(72)

Loss before income taxes	(10,224)	(16,654)	(121,343)	(17,483)
Less: Net income (loss) attributable to non-controlling interests	127	128	132	(91)
Income tax expense	-	-	(350)	(123)

Net loss attributable to AV Homes stockholders	$(10,097)	$(16,526)	$(121,561)	$(17,697)
Loss per share:
Basic and Diluted	$(0.81)	$(1.33)	$(9.76)	$(1.42)

1.	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

2.
During the first quarter of 2012, our impairment evaluation resulted in total impairment charges of $3,428 which included $581 in impairment charges for homes completed or under construction and $2,847 in impairment charges for land developed and/or held for future development.

3.	During the second quarter of 2012, our impairment evaluation resulted in total impairment charges of S152 which related to impairment charges for homes completed or under construction.

4.
During the third quarter of 2012, our impairment evaluation resulted in total impairment charges of $3,784, which included $807 in impairment charges for homes completed or under construction and $2,977 in impairment charges for land developed and/or held for future development.

5.
During the fourth quarter of 2012, our impairment evaluation resulted in total impairment charges of $51,679 which included $95 in impairment charges for homes completed or under construction, $43,925 in impairment charges for land developed and/or held for future development, and $7659 in impairment charges related to the Poinciana Parkway.

NOTE S - SUBSEQUENT EVENTS

None

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

Internal Control Over Financial Reporting

During 2012, the Company completed a software conversion which encompassed both operational and financial reporting systems.  The new system was implemented by November 1, 2012 and we have evaluated the impact of this conversion as it relates to the Company’s internal controls.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that except as disclosed above, during the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period, except for the information regarding the executive officers of AV Homes, which information is included in Part I of this Annual Report under the heading “Executive Officers of the Registrant”.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

4.4	*	Global Note in the principal sum of $100,000,000, dated February 4, 2011 (filed as Exhibit 4.3 to Form 8-K dated February 4, 2011, and incorporated herein by reference).
10.1	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).
10.2	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).
10.3	*1	Form of Deferred Compensation Agreement for Non-Employee Directors' Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).
10.4	*1
Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009 (File No. 0-7616), and incorporated by reference).

10.5	*
Option Agreement, dated October 20, 2006, between Avatar Properties Inc. and The Nature Conservancy (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006 (File No. 0-7616), and incorporated by reference).

10.6	*1
Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.7	*1
Restricted Stock Unit Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(by) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.8	*1
Letter Agreement, dated as of November 8, 2006, among Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bz) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.9	*
Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.10	*
Poinciana Parkway Regulatory Agreement dated as of December 20, 2006 by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.11	*1
Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.12	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.13	*
Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.14	*
Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.15	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K dated August 11, 2008 (File No. 0-7616), and incorporated herein by reference).

10.16	*1
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

10.18	*1
Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Directors' Fees (filed as Exhibit 10.97 to Form 10-K for the year ended December 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.19	*1
First Amendment to Amended and Restated Employment Agreement, between Avatar Holdings Inc. and Patricia Kimball Fletcher, dated October 26, 2009 (filed Exhibit 10.84 to Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).

10.20	*1
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

10.22	*1
Employment Agreement, dated as of October 22, 2010, between Avatar Holdings Inc., Avatar Properties Inc., and Carl Mulac (filed as Exhibit 10.79 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.23	*1
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

10.24	*1
Earn out Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.81 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.25	*1
Voting Standstill and Lock-Up Letter Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.82 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.26	*1
Registration Rights Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.83 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.27	*1
Stock Award Agreement, dated as of October 25, 2010, between Avatar Holdings Inc. and Joseph Carl Mulac, III (filed as Exhibit 10.2 to Form 8-K dated April 29, 2011 (File No. 001-07395), and incorporated herein by reference).

10.28	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 7, 2011 (File No. 001-07395), and incorporated herein by reference).
10.29	*1	Amended and Restated 2005 Executive Incentive Compensation Plan (2011 Restatement) (filed as Exhibit 10.2 to Form 8-K dated June 7, 2011 (File No. 001-07395), and incorporated herein by reference).
10.30	*1
Employment Agreement, dated as of June 15, 2011, by and between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.31	*1
First Amendment, dated as of August 8, 2011, to the Employment Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.32	*1
Stock Award Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

10.33	*1
Employment Agreement, dated August 15, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.34	*1
Stock Award Agreement, dated August 15, 2011, by and between Avatar Holdings Inc. and Tina Johnston (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.35	*1
Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Carl Mulac (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.36	*1
Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Carl Mulac (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.37	*1
Second Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Patricia K. Fletcher (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.38	*1
Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.39	*1
Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.40	*1
Amended and Restated Employment Agreement, effective December 31, 2011, by and between Avatar Holdings, Inc. and Allen Anderson (filed as Exhibit 10.97 to form 10-K for the year ended December 31, 2011).

10.41	*1	Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Allen Anderson (filed as Exhibit 10.98 to form 10-K for the year ended December 31, 2011).
10.42	*1	Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Tina Johnston (filed as Exhibit 10.99 to form 10-K for the year ended December 31, 2011).
10.43	1	Separation Agreement with Allen Anderson dated November 20, 2012.
10.44	1	Separation Agreement with Patricia K. Fletcher dated September 25, 2012.
10.45	1	Offer letter to Dave M. Gomez dated September 20, 2012.
21		Subsidiaries of Registrant (filed herewith).
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS		XBRL Instance Document.**
101.SCH		XBRL Taxonomy Extension Schema.**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF		XBRL Taxonomy Extension Definition Linkbase.**
101.LAB		XBRL Taxonomy Extension Label Linkbase.**
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.**

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.

1	Management contract or compensatory plan or arrangement.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

AV HOMES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deduction/ (Addition)	Balance at End of Period
Year ended December 31, 2012:
Deducted from asset accounts:
Deferred gross profit on home site sales	$5	$-		$-	$5
Allowance for doubtful accounts	1,508	-		95	1,413
Valuation allowance for deferred tax assets	91,483	35,050	(4)	-	126,533
Total	$92,996	$35,050		$95	$127,951

Year ended December 31, 2011:
Deducted from asset accounts:
Deferred gross profit on home site sales	$22	$2	(1)	$(19)	$5
Allowance for doubtful accounts	1,217	421		(130)	1,508
Valuation allowance for deferred tax assets	22,522	68,961	(4)	-	91,483
Total	$23,761	$69,384		$(149)	$92,996

Year ended December 31, 2010:
Deducted from asset accounts:
Deferred gross profit on home site sales	$22	$-		$-	$22
Allowance for doubtful accounts	1,192	144	(1)	(119 (3)	1,217
Valuation allowance for deferred tax assets	10,419	12,103	(4)	-	22,522
Total	$11,633	$12,247		$(119)	$23,761

(1)	(Credit) charge to operations as an (increase) decrease to revenues.

(2)	Charge to operations as an increase to real estate expenses.

(3)	Uncollectible accounts written off.

(4)
In accordance with ASC 740, Avatar evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Based on our evaluation during the year ended December 31, 2008, we recorded an additional valuation allowance against the deferred tax assets generated as a result of our net loss during the year ended December 31, 2008. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the first nine months of 2009, we recognized an increase of $9,522 in the valuation allowance. However due to the new federal tax legislation as discussed above, we decreased the valuation allowance for the year ended December 31, 2009 by $9,148. As of December 31, 2009, our deferred tax asset valuation allowance was $10,419. During the year ended December 31, 2010 we recognized an increase of $12,103 in the valuation allowance. As of December 31, 2010, our deferred tax asset valuation allowance was $22,522. During the year ended December 31, 2011 we recognized an increase of $68,961 in the valuation allowance. As of December 31, 2011, our deferred tax asset valuation allowance was $91,483.  During the year ended December 31, 2012 we recognized an increase of $35,050 in the valuation allowance.  As of December 31, 2012, our deferred tax valuation allowance was $126,533. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AV HOMES, INC.

Dated:	March 15, 2013	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 15, 2013	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Dated:	March 15, 2013	By:	/s/ Tina M. Johnston
Tina M. Johnston, Senior Vice President, Principal Financial Officer and Principal Accounting Officer

Dated:	March 15, 2013	By:	/s/ Joshua Nash
Joshua Nash, Director and Chairman of the Board

Dated:	March 15, 2013	By:	/s/ Allen J. Anderson
Allen J. Anderson, Director

Dated:	March 15, 2013	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated:	March 15, 2013	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated:	March 15, 2013	By:	/s/ Reuben S. Leibowitz
Reuben S. Leibowitz, Director

Dated:	March 15, 2013	By:	/s/ Joel M. Simon
Joel M. Simon, Director

EXHIBIT INDEX

10.43	1	Separation Agreement with Allen Anderson dated November 20, 2012.
10.44	1	Separation Agreement with Patricia K. Fletcher dated September 25, 2012.
10.45	1	Offer letter to Dave M. Gomez dated September 20, 2012.
21		Subsidiaries of Registrant (filed herewith).
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS		XBRL Instance Document.**
101.SCH		XBRL Taxonomy Extension Schema.**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF		XBRL Taxonomy Extension Definition Linkbase.**
101.LAB		XBRL Taxonomy Extension Label Linkbase.**
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.**

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