Form 10-K/A
period 2012-12-31
AV Homes, Inc.
filed 2013-04-16
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          .

Commission File Number: 001-07395

AV HOMES, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8601 N. Scottsdale Rd., Suite 225 Scottsdale, Arizona	85253
(Address of principal executive office)	(Zip Code)

Registrants telephone number, including area code (480) 214-7400

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $132,330,879 as of June 30, 2012.

As of April 1, 2013, there were 12,824,153 shares of common stock, $1.00 par value, issued and outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by AV Homes, Inc. (“AV Homes,” the “Registrant” or the “Company”) to amend the Annual Report on Form 10-K for the year ended December 31, 2012 filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on March 15, 2013 to include the information required to be disclosed by Part III, Items 10-14 of Form 10-K, and to amend and restate Part IV, Item 15(a)(3) of Form 10-K to correct certain errors and omissions in the exhibit list.

AV HOMES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors

The following persons currently serve as members of our Board of Directors. Directors of AV Homes have been elected to serve until the next annual election of directors (which is scheduled for June 5, 2013), when they are re-elected or their successors are elected or until their earlier resignation or removal.

Name	Age
Allen J. Anderson	61
Paul D. Barnett	52
Roger A. Cregg	56
Roger W. Einiger	65
Reuben S. Leibowitz	65
Joshua L. Nash	51
Joel M. Simon	67

The following additional information is provided for each of the directors listed above.

Allen J. Anderson, Director since October 2010

Mr. Anderson, 61, has served as a member of our Board of Directors since October 2010. Mr. Anderson recently determined not to stand for reelection at the 2013 annual meeting of stockholders. Mr. Anderson previously served as our Chief Executive Officer and President from June 2011 to December 2012. Mr. Anderson has also been Managing Director of JEN Partners LLC, a private equity firm, since July 2007. He was formerly Director and Co-Founder, and served as a member of the Compensation Committee of the Board of Directors, of Recurrent Energy Inc., a solar power company, from June 2005 to July 2007. Mr. Anderson’s 38 years of real estate, banking and private equity investment experience and 24 years of executive leadership experience, including past service as Chairman and Chief Executive Officer of a publicly traded company, contribute substantially to our Board as we seek to expand our real estate operations. Mr. Anderson was appointed to AV Homes’ Board of Directors in connection with the JEN Transaction, which is summarized herein under Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Paul D. Barnett, Director since May 2007

Mr. Barnett, 52, has been Managing Director at Ulysses Management, LLC, a private investment firm, since February 2005. Prior thereto, he was Managing Principal at Odyssey Investment Partners, LLC, a private investment firm, from 1997 to 2004. From 2001 to August 2005, Mr. Barnett served as Director and Chairman of the Audit Committee of Dresser, Inc. He currently serves on the Board of Managers for Ice House America, LLC, EGD Security Systems, LLC, Communications Capital Group, LLC and PresAir, LLC, private Delaware limited liability companies. Mr. Barnett’s experience and expertise in investment management, investment banking and the securities markets are valuable assets for AV Homes when seeking financing or raising capital.

Roger A. Cregg, Director since December 2012

Mr. Cregg, 56, has been President and Chief Executive Officer of AV Homes since December 2012. Prior to joining AV Homes, he served as Senior Vice President of Finance and Chief Financial Officer of The ServiceMaster Company, a residential and commercial service company, from August 2011 through November 2012. He served as Executive Vice President of PulteGroup, Inc. (formerly known as Pulte Homes, Inc.), a national homebuilding company, from May 2003 to May 2011 and Chief Financial Officer of PulteGroup, Inc. from January 1998 to May 2011. He served as Senior Vice President of PulteGroup, Inc. from January 1998 to May 2003. He has served as a Director of Comerica Incorporated since 2006. He was a Director of the Federal Reserve Bank of Chicago, Detroit Branch, from January 2004 to December 2009 and served as Chair from January to December 2006.

Roger W. Einiger, Director since May 2006

Mr. Einiger, 65, has been President of Hardscrabble Advisors, LLC, a private investment firm, since 2001. Previously he spent three decades at Oppenheimer & Co. and its successor companies, most recently serving as Vice Chairman. Following the sale of

Oppenheimer in 1997, he served as Vice Chairman of CIBC Oppenheimer Corp., an investment banking and brokerage company, and as a consultant to Canadian Imperial Bank of Commerce until 2001. Mr. Einiger previously served as a Director of BPW Acquisition Corp. and a Director and member of the Audit Committee of NDS Group plc. He also serves as a director or trustee of several philanthropic and academic organizations. During his tenure with Oppenheimer, Mr. Einiger was responsible for finance, operations, technology, and human resources departments. His diverse background lends valuable insight to AV Homes’ Board of Directors and the Audit, Executive and Compensation Committees on which he serves.

Reuben S. Leibowitz, Director since October 2010

Mr. Leibowitz, 65, has been Managing Director of JEN Partners, LLC, a private equity firm, since 2005. He serves as a Director of Simon Property Group and as Chairman of its Compensation Committee and as a member of its Audit Committee. He also serves as a director of several private companies controlled by or affiliated with JEN Partners. Mr. Leibowitz is an Overseer of the Stern School of Business (NYU) and a member of Hillel’s International Board of Governors. He previously served as a Director of Chelsea Property, Grubb & Ellis, Lennar, and Pacific Greystone. Mr. Leibowitz’s more than 25 years of experience in real estate investment and service as a director of other publicly traded real estate and home building companies make him an asset to the operations and growth of AV Homes’ active adult developments and other real estate endeavors. Mr. Leibowitz was appointed to AV Homes’ Board of Directors on October 25, 2010, in connection with the JEN Transaction, which is summarized herein under Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence.

Joshua L. Nash, Director since September 2004

Mr. Nash, 51, has been Chairman of the Board of Directors of AV Homes since September 2004. He is the sole member of Joshua Nash II LLC, the managing member of ODAV LLC, a private limited liability company, formed in September 2003 to manage its investment in AV Homes. Mr. Nash has served as President of Ulysses Management, L.L.C., which serves as investment manager to a U.S. partnership and offshore investment fund, since 1997. Mr. Nash has also been General Partner of Ulysses Partners, L.P., a private investment firm, since 1997. He was formerly a General Partner of Odyssey Partners, L.P., a private investment firm, from 1989 until its liquidation in December 2007. For more than six years, Mr. Nash has managed investments, representing assets, including real estate, in excess of $1 billion. His more than 20 years of experience in investment management and his financial interest in AV Homes make him uniquely qualified to serve as AV Homes’ Chairman.

Joel M. Simon, Director since May 2004

Mr. Simon, 67, has been Partner and Principal in XRoads Solutions Group, LLC, a national financial advisory and consulting firm, since June 2000, and he will retire from these positions effective April 30, 2013. He was formerly Chief Executive Officer and President of Starrett Corporation from March 1998 to December 1998; Executive Vice President, Chief Operating Officer and Director of Olympia & York Companies (U.S.A.) from 1985 to 1996; and Senior Partner with Margolin, Winer & Evens, LLP, a regional accounting firm, from 1976 to 1984. Mr. Simon also served as a Director, Chairman of the Audit Committee and member of the Compensation Committee of Frederick’s of Hollywood Group, Inc. Mr. Simon’s extensive financial and operational expertise in many industries, including real estate, make him not only a well-qualified member of AV Homes’ Board but also Chairman of, and financial expert for, its Audit Committee.

(b) Identification of Executive Officers

The following table includes information with respect to our current executive officers as of the date of this Form 10-K/A.

Name	Age	Position
Roger A. Cregg	56	President and Chief Executive Officer
Tina M. Johnston	45	Senior Vice President, Principal Financial Officer and Principal Accounting Officer
Joseph C. Mulac, III	51	Executive Vice President
Dave M. Gomez	48	Executive Vice President, General Counsel and Corporate Secretary

The following additional information is provided for the executive officers shown above who are not directors.

Tina M. Johnston has served as our Principal Financial Officer and Principal Accounting Officer since August 2011, and as our Senior Vice President since November 2012. She served as a Vice President of AV Homes from August 2011 to November 2012. From 2005 to 2011, Ms. Johnston was an independent consultant focusing on financial modeling, strategic planning of land acquisitions and dispositions, budgeting and forecasting. Ms. Johnston also served as Vice President of Finance for Richmond

American Homes (MDCH) from 2004 to 2005. Prior to 2004, Ms. Johnston held various positions with Del Webb Corporation and Pulte Homes (who acquired Del Webb in 2001), including Director of Finance for the Del Webb Group.

Joseph Carl Mulac, III has served as our Executive Vice President and President of our wholly owned subsidiary, Avatar Properties Inc. (“API”), since October 25, 2010. Mr. Mulac was appointed an officer of AV Homes and API in connection with the JEN Transaction, which is summarized herein under Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence. Since April 2009, Mr. Mulac has served as Chief Executive Officer of Joseph Carl Homes, LLC (n/k/a Avatar Properties of Arizona, LLC). From March 2003 to April 2009, Mr. Mulac held various officer positions with Tousa, Inc.

Dave M. Gomez has served as our Executive Vice President, General Counsel and Corporate Secretary since October 2012. From 2010 to 2012 he served as the Senior Vice President, General Counsel and Secretary of StarTek, Inc., a business process outsourcing provider, and from 2008 until 2009 as Chief Legal Officer and Chief Compliance Officer with eTelecare Global Solutions, a Philippine-based business process outsourcing provider. From 2005 until 2008, Mr. Gomez served as General Counsel for ProLink Holdings Corp. and from 2004 to 2005 as Senior Attorney at EaglePicher Incorporated. From 1996 to 2003, he was an Associate with the law firm of Quarles & Brady, Streich Lang, LLP in Phoenix, Arizona.

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

(f) Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers who served during the year ended December 31, 2012 (“Fiscal 2012”) or currently have been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g) Promoters and Control Persons

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert

Our Audit Committee consists of Mr. Simon (Chairman), Mr. Barnett and Mr. Einiger. All members of the Audit Committee have been determined to be independent (see “Director Independence” under Part III, Item 13 below). The Board has also determined that all members of the Audit Committee are financially literate under the listing standards of The Nasdaq Stock Market (“Nasdaq”) and Joel M. Simon is an “audit committee financial expert,” as defined in the rules of the SEC and for purposes of Nasdaq’s listing standards.

(j) Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during Fiscal 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners for Fiscal 2012 were complied with on a timely basis, except for a Form 4 for Mr. Mulac reporting the vesting of shares and shares withheld as payment for the tax liability upon vesting.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees of AV Homes and a Supplemental Code of Ethics for the Chief Executive Officer, Principal Financial Officer and other Senior Financial Officers. These Codes of Business Conduct and Ethics are available on AV Homes’ website at www.avhomesinc.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Following this Compensation Discussion and Analysis (“CD&A”), we present detailed tabular and narrative information concerning the compensation of each of the Named Executive Officers and their employment and other agreements. This detailed information should be read in conjunction with the CD&A.

Overview

In this section of our Form 10-K/A we discuss, among other things, the overall objectives of our executive compensation programs and the material elements of compensation awarded to, earned by, or paid to our “Named Executive Officers” (or “NEOs”). We identify the Named Executive Officers in accordance with SEC rules and include each person who in Fiscal 2012 served as our principal executive officer and our principal financial officer, as well as our other executive officers serving at December 31, 2012, and one former executive who would have been among the most highly compensated executive officers but was no longer serving as an executive officer at December 31, 2012. For Fiscal 2012, our Named Executive Officers were:

Name	Current Position(s)	Periods of Service
Current Executive Officers:
Roger A. Cregg	President and Chief Executive Officer	December 3, 2012 – present

Tina M. Johnston	Senior Vice President, Principal Financial Officer and Principal Accounting Officer	August 2011 – present

Joseph Carl Mulac, III	Executive Vice President and President of our subsidiary, Avatar Properties Inc.	October 2010 – present

Dave M. Gomez	Executive Vice President, General Counsel and Corporate Secretary	October 1, 2012 – present

Former Executive Officers:
Allen J. Anderson	Former President and Chief Executive Officer	June 2011 – December 3, 2012

Patricia K. Fletcher	Former Executive Vice President, General Counsel and Secretary	January 2007 – September 30, 2012

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

Overall performance in 2012 improved substantially from our results in 2011, with improvement in all areas. During 2012, we continued to implement our new strategic plan. Our primary efforts were focused on the evaluation of potential future investments and the orderly sale of non-core assets. Our focus in 2013 is to position our business to take advantage of the improving market conditions and make progress toward regaining profitability. We reported a net loss of $90.2 million or $7.19 per diluted share on revenues of $107.5 million for 2012, compared to a net loss of $165.9 million or $13.33 per diluted share on revenues of $89.0 million for 2011. The 2012 and 2011 results included non-cash impairments of $59.0 million and $129.9 million, respectively. We signed 393 housing contracts, net of cancellations, in 2012, up 72% from 229 in 2011, and the dollar volume of those contracts increased 77% to $91.0 million in 2012 compared to $51.4 million for 2011.

Say on Pay Advisory Vote

Our compensation programs have not changed significantly over the last few years. Accordingly, while our Compensation Committee has considered the outcome of our last stockholder advisory vote on executive compensation (the so-called “say on pay” vote), which was held at our 2011 annual meeting of stockholders at which approximately 82% of the shares voted on the matter approved our executive compensation, we have not made any significant changes in response to that vote or otherwise. The next say on pay vote will be held at our 2014 annual meeting of stockholders.

Objectives of Our Compensation Programs and What They Are Designed to Reward

Our compensation programs are intended to attract and retain executives, to motivate and reward them for achieving the Company’s long-term goals, and to align their interests with those of our stockholders.

•	In order to retain the services of our executives, our compensation practices should be competitive with those of other employers with whom we compete for talent.

•	AV Homes pays for performance. This means that our compensation program is designed to recognize an executive’s contribution that has led to the attainment of corporate goals.

•

Our compensation program is designed to motivate executives to achieve results in a manner that builds long-term stockholder value. An equity component of total compensation is included to align the interests of the executives with the interests of our stockholders.

Compensation Process

The compensation of our NEOs is overseen and determined by the Compensation Committee of our Board of Directors. Each member of the Compensation Committee is independent in accordance with applicable rules of Nasdaq. The Compensation Committee works with the CEO to establish the Company’s executive compensation philosophy, policies and programs. The Compensation Committee meets with the CEO annually to discuss his or her performance, but ultimately decisions regarding his or her compensation are made solely by the Compensation Committee based on its deliberations.

Most of our executive officers in 2012 were employed by us for only a portion of the year and their compensation for the year was primarily the result of negotiations related to their commencement or termination of employment.

The Compensation Committee did not consult with any compensation consultants related to its decisions regarding 2012 executive compensation. However, during 2012, the Compensation Committee retained James Reda of Gallagher & Associates to provide guidance on executive compensation practices, policies and benchmarking of peers to inform the Compensation Committee’s decisions related to 2013 executive compensation. The Compensation Committee assessed the independence of Mr. Reda and the Gallagher firm and concluded that no conflict of interest exists that would prevent them from independently representing the Compensation Committee.

The CEO has generally been involved in negotiating and recommending compensation for the executive officers other than himself; however, the actual compensation agreements and arrangements are ultimately subject to approval by the Compensation Committee. The CEO also makes recommendations to the Compensation Committee regarding the level of achievement attained under the performance-based awards for all executive officers with such awards (for 2012, this included Ms. Johnston, Mr. Mulac and Ms. Fletcher).

How the Various Kinds of Compensation Are Determined and Allocated to Form a Complete Package

The objectives described above are supported by the four primary elements of our compensation program for NEOs: base salaries, annual performance-based cash bonuses, equity awards and employment agreements.

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

The base salary amounts for the NEOs were established in connection with the negotiation of their respective employment agreements. See below under “Employment and Separation Agreements.”

Performance-Based Cash and Equity Awards

A significant component of our compensation program for most NEOs is their opportunity to receive performance-based cash or equity awards. We use these awards to motivate executives toward achieving long-term corporate goals that are consistent with AV Homes’ business plans. We also use them both to align the executives’ interests to those of our stockholders and to retain our executives. As with salaries, we have not established any specific target levels for incentive compensation based on peer group analyses or benchmarking studies. However, we aim to set reasonable awards within the framework of a total compensation package. The specific types of awards (for example, cash or equity) and performance objectives (for example, stock price or gross profit) and periods (for example, annual or multi-year) are tailored for the recipient based on company and individual performance objectives. In determining amounts of the awards, consideration may be given to numerous factors, including anticipated future results of operations and the executive’s anticipated contributions toward achieving such results. Amounts may also be based upon the achievement of specified stock prices and the executive’s continued employment through the vesting period. The Compensation Committee has not established a formal policy as to when grants are made. Awards are usually granted at a meeting of the Compensation Committee.

Cash Performance-Based Awards

Pursuant to Ms. Johnston’s, Mr. Mulac’s and Ms. Fletcher’s employment agreements, the executive officer is eligible to receive a performance-based cash award targeted at a percentage of his or her annual base salary (the “Target Bonus”). The percentage of annual base salary for the Named Executive Officers is as follows: Ms. Johnston – 50%; Mr. Mulac – 100%; Ms. Fletcher – 100%. Pursuant to the terms of the employment agreements, the amount of the bonus generally depends upon the level of performance targets that are achieved by AV Homes. With respect to the determination of the bonus under the employment agreements: (i) if 100% of the performance targets are achieved in a given year, the Named Executive Officer will be paid a bonus equal to the Target Bonus; (ii) if AV Homes’ achievement of the objective performance goals for the applicable year is greater than or less than 100% of the objective portion of the performance targets, the portion of the bonus determined by reference to such objective performance goals shall be calculated by mathematical interpolation (however, the Compensation Committee may determine a maximum level of objective performance goals, above which no additional bonus will be paid, and a minimum level of objective performance goals, below which no portion of the bonus attributable to objective performance goals will be paid); and (iii) the portion of the bonus determined by reference to the subjective performance goals shall be determined by the Compensation Committee in its sole discretion.

The performance objectives for the 2012 cash awards for Ms. Johnston, Mr. Mulac and Ms. Fletcher are described below. Mr. Cregg joined the Company in December 2012 and was not eligible for an annual cash award for Fiscal 2012, but will be eligible for such an award for fiscal 2013. Mr. Anderson’s employment agreement did not contemplate a performance-based cash award and he did not receive a cash incentive opportunity for Fiscal 2012, although he did receive certain payments in connection with his separation from AV Homes in December 2012, which are described below under “Employment and Separation Agreements.” Mr. Gomez joined AV Homes in October 2012 and received a guaranteed bonus payment of $60,000 for Fiscal 2012.

Tina M. Johnston – For 2012, the Compensation Committee administered Ms. Johnston’s award so as to apply the performance objectives to the entire amount of her Target Bonus, as opposed to considering 25% of the bonus as a subjective component. Below are the objectives associated with Ms. Johnston’s cash award for 2012 and the level of achievement of those objectives:

•

15% - Work with CEO to draft an investment policy and obtain Board approval and implementation by April 1, 2012; select a new banking institution to manage operating bank accounts and investment funds and manage conversion of current accounts to new bank by April 30, 2012 – This objective was fully achieved for a payout equal to 15% of her Target Bonus

•

20% - Perform full review of internal controls and coordinate re-write of all Company internal control process and procedure documents; review new documentation with SOX auditors with targeted completion date of June 1, 2012 - This objective was fully achieved for a payout equal to 20% of her Target Bonus

•

20% - Function as project sponsor for software implementation; coordinate project at a management level, ensuring budget and timeline goals are met for a scheduled October 31, 2012 implementation date; provide guidance to team leads and outside consultants and communicate project status and issues to CEO and Board as needed - This objective was fully achieved for a payout equal to 20% of her Target Bonus

•

10% - Manage the streamlining of monthly consolidation process for distribution of financial statements on the 10th working day of the next month and forecasted information by the 15th working day of each month; manage internal and external resources for timely and accurate filing of all SEC and other external reports - This objective was 75% achieved for a payout equal to 7.5% of her Target Bonus

•	15% - Successful investment or binding commitments to invest at least $40 million in the following:

•	New active adult, multi-family or conventional land;

•	Developed or partially developed master planned communities or joint venture/partnerships that own such projects that are suitable to the Company’s strategic plans;

•	Multi-family projects for age-restricted or age-targeted market or joint ventures/partnerships that own such projects that are suitable to the Company’s strategic plans; or

•	Any other transaction that is intended to accomplish the Company’s strategic objects as approved by the Board - This objective was fully achieved for a payout equal to 15% of her Target Bonus

•

5% - Manage expenses to meet budget or reduce overall expenditures for net savings (meeting budget results in earning one-half of the payout tied to this objective, and each $250,000 reduction in budget expense earns another 25% of the payout) - One-half of this objective was achieved for a payout equal to 2.5% of her Target Bonus

•

15% - Identify and successfully negotiate at least $50 million of commitments for debt or equity to fund projects and/or operations arranged as either corporate or project debt and/or equity (each $10 million of additional capital earns an additional 5% of the total bonus) – 89% of this objective was achieved for a payout equal to 13.35% of her Target Bonus

Joseph Carl Mulac, III - For 2012, the Compensation Committee administered Mr. Mulac’s award so as to apply the performance objectives to the entire amount of his target bonus, as opposed to considering 25% of the bonus as a subjective component. Below are the objectives associated with Mr. Mulac’s cash award for 2012 and the level of achievement of those objectives:

•

50% - Achieve budgeted sales and closings for Central Florida operations and Arizona operations with budgeted gross margins - 80% of this objective was achieved for a payout equal to 40% of his Target Bonus

•	25% - Manage implementation process to insure total integration between operating divisions – This object was fully achieved for a payout equal to 25% of his Target Bonus

•	15% - Successful investment or binding commitments to invest at least $40 million in the following:

•	New active adult, multi-family or conventional land;

•	Developed or partially developed master planned communities or joint venture/partnerships that own such projects that are suitable to the Company’s strategic plans;

•	Multi-family projects for age-restricted or age-targeted market or joint ventures/partnerships that own such projects that are suitable to the Company’s strategic plans; or

•	Any other transaction that is intended to accomplish the Company’s strategic objects as approved by the Board - This objective was fully achieved for a payout equal to 15% of his Target Bonus

•

5% - Manage expenses to meet budget or reduce overall expenditures for net savings (meeting budget results in earning one-half of the payout tied to this objective, and each $250,000 reduction in budget expense earns another 25% of the payout) – One-half of this objective was achieved for a payout equal to 2.5% of his Target Bonus

•

15% - Identify and successfully negotiate at least $50 million of commitments for debt or equity to fund projects and/or operations arranged as either corporate or project debt and/or equity (each $10 million of additional capital earns an additional 5% of the total bonus) – 89% of this objective was achieved for a payout equal to 13.35% of his Target Bonus

Patricia K. Fletcher - Although Ms. Fletcher did not remain employed through the end of Fiscal 2012, we entered into a separation agreement with her and agreed to pay her the amounts she would have received under her incentive plan if she had remained employed through the end of the year. These termination benefits acknowledged her many years of service to the Company, her willingness to provide transition assistance through October 31, 2012 and her release of claims and agreement to certain post-termination covenants. Below were the objectives associated with Ms. Fletcher’s performance-based cash award for 2012 and the level of achievement of those objectives:

•

25% - Achieve sale/transfer/restructure of Solivita and Bellalgo Club facilities (conditioned upon HOA acceptance or alternate structure), taking primary lead in drafting legal documentation to limit outside legal fees for these transactions

– This objective was not completed in Fiscal 2012

•

25% - Manage due diligence and documentation for new acquisitions and sales of assets while minimizing outside legal fees – This objective was fully achieved for a payout equal to 25% of her performance-based Target Bonus

•

30% - Implement new business strategy of the Company within established budget for professional fees and in conjunction with organizational and financial objectives laid out by CEO – This objective was fully achieved for a payout equal to 30% of her performance-based Target Bonus

•	20% - Manage all SEC reporting and coordinate SOX control with Principal Accounting Officer – This objective was fully achieved for a payout equal to 20% of her performance-based Target Bonus

Ms. Fletcher also earned the full subjective bonus amount, which entitled her to a payout equal to 25% of her Target Bonus. The Compensation Committee determined that Ms. Fletcher’s contribution to the realignment of the Company’s business, including the closure of its former corporate offices, implementation of document retention system and management of the Company’s Poinciana Parkway efforts, were sufficient to earn her discretionary bonus availability for 2012. In addition, pursuant to the terms of her incentive award plan and her separation agreement, Ms. Fletcher received a special bonus of $300,000 in recognition of the Company’s execution of an agreement related to the Poinciana Parkway, as well as her outstanding efforts on behalf of the Company over the course of her employment, her willingness to continue to perform all of her duties after her tender of resignation and her agreement to continue with transition duties through her termination date.

Equity Awards

We grant equity awards from time to time, primarily to serve as compensation for performance and incentives for continued employment and future performance. We primarily grant equity in the form of restricted stock, some of which has had time-based vesting conditions and some of which has had performance-based vesting conditions. We have generally granted equity in the form of restricted stock because we believe that it most closely aligns the interests of our executives with those of our stockholders. We did not make an annual grant to all executive officers in 2012, but rather made certain grants that were individually determined based on particular circumstances and, in some cases, were individually negotiated in connection with the commencement or termination of employment. The amounts and terms of equity awards were determined by our Compensation Committee in connection with the particular circumstances of each grant.

The only equity awards granted to NEOs in 2012 were:

•

Grants made to Mr. Cregg in connection with his commencement of employment as our President and Chief Executive Officer. The grants included a grant of unrestricted stock in the amount of 15,673 shares, a grant of 15,673 shares of performance-based restricted stock that will vest if certain performance goals are met and provided that Mr. Cregg remains employed through the vesting dates, at which time 25% of the shares will vest on December 31, 2013, 2014, 2015 and 2016, and a grant of 31,347 shares of time-based restricted stock that will vest as to 50% of the shares on December 31, 2013 and 2014.

•

A grant of 15,000 shares of time-based restricted stock to Ms. Johnston in recognition of the significant work and travel commitments Ms. Johnston made in recent periods, particularly during the prior six months, which vests in three equal installments on January 1, 2013, 2014 and 2015.

•	A grant of 70,000 shares of stock to Mr. Anderson, through the acceleration of vesting of an outstanding grant, pursuant to his separation agreement, as described in more detail below.

•	A grant of 9,000 shares of stock to Ms. Fletcher, through the acceleration of vesting of an outstanding grant, pursuant to her separation agreement, as described in more detail below.

Employment and Separation Agreements

We have had several transitions in our management team in recent years and have entered into employment agreements with our executive officers to set forth certain compensatory and other terms in order to attract new executives away from other opportunities to join our Company. Similarly, we have entered into separation agreements with executives who have left the Company to facilitate an orderly transition of their responsibilities and to receive valuable covenants and assurances from them.

During 2012, we entered into an employment agreement with Mr. Cregg, our new President and Chief Executive Officer, and Mr. Gomez, our new Executive Vice President, General Counsel and Corporate Secretary. We also entered into separation agreements with Mr. Anderson, our former President and Chief Executive Officer, and Ms. Fletcher, our former Executive Vice President, General Counsel and Secretary. The terms of the agreements were negotiated between us and the individuals based on their particular circumstances and were approved by our Compensation Committee. The terms of these agreements are described below under “Employment and Separation Agreements.”

Executive Compensation Governance Practices

The employment agreements with many of our executive officers, including Mr. Cregg, Ms. Johnston and Mr. Mulac, require them to hold shares of AV Homes stock, counting only vested shares and other shares held directly, having a fair market value equal to or greater than three times his or her base salary. There is no deadline for achieving the required level of stock ownership; however, the executive officer may not sell any shares of AV Homes stock from his or her restricted stock grants, other than to satisfy any required tax withholding, until he or she has achieved the required stock ownership level.

Tax and Accounting Considerations

The Company considers the tax consequences of all elements of its compensation program on both the executives and the Company. In particular, we consider the effects of Section 162(m) as well as Sections 280G and 4999 of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code could potentially limit the federal income tax deductions to be taken by the Company for compensation paid to the CEO and to each of the other three most highly compensated NEOs (other than the CFO). The general rule is that annual compensation paid to any of these executives will be deductible by AV Homes only to the extent that it does not exceed $1,000,000 (per person) or qualifies as “performance-based” compensation. Generally, we intend that compensation paid to executives will comply with requirements of Section 162(m) so that AV Homes will receive a full federal tax deduction. However, we may decide to make non-deductible payments or awards when circumstances warrant, consistent with our compensation philosophy and objectives.

In the event of a change of control of the Company, Section 280G could potentially limit the federal tax deductions to be taken for certain compensation payments to an executive who could be subject to additional taxes (Section 4999). These provisions of the tax code are sometimes referred to as the “golden parachute” provisions. In general, if the total amount of payments to an individual that are contingent upon a change of control of AV Homes (within the meaning of Section 280G), including payments under our incentive plans that vest upon a change of control, equals or exceeds three times the executive’s “base amount” (generally, the individual’s average annual compensation for the five calendar years preceding the change of control), then, subject to certain exceptions, the portion of such payments in excess of the base amount may be treated as “parachute payments” under Section 280G. A portion of such payments would not be deductible by AV Homes, and the executive would be subject to a 20% excise tax on such portion of the payments.

The Company accounts for stock-based compensation in accordance with the requirements of ASC Topic 718 (“ASC 718”), which, for example, requires all stock-based awards to be expensed. The adoption of ASC 718 has not affected our compensation program for NEOs.

Compensation Committee Report

The Compensation Committee of the Board of Directors of AV Homes has reviewed and discussed the foregoing Compensation Discussion and Analysis with AV Homes’ management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in AV Homes’ Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and AV Homes’ proxy statement for the 2013 Annual Meeting.

Compensation Committee
Roger W. Einiger, Chairman
Joshua L. Nash

Summary Compensation Table

The following table presents 2012, 2011 and 2010 compensation information regarding the Company’s Chief Executive Officer, Principal Financial Officer and the two other executive officers on December 31, 2012, as well as the Company’s former Chief Executive Officer and another former executive officer (the “Named Executive Officers” or “NEOs”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards(6)		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Roger A. Cregg President and Chief Executive Officer (1)	2012	30,769	—	799,975		—	—	—	—		830,744
Tina M. Johnston	2012	175,000	—	107,700		—	81,681	—	—		364,381
Senior Vice President, Principal Financial Officer and Principal Accounting Officer (2)	2011	67,308	—	212,275		—	24,812	—	—		304,395
Joseph Carl Mulac, III	2012	300,000	—	—		—	261,390	—	—		561,390
Executive Vice President;	2011	300,000	—	(132,303)		—	165,000	—	—		332,697
and President of Avatar Properties Inc.	2010	56,538	150,000	2,538,272		—	—	—	—		2,744,810
Dave M. Gomez	2012	60,000	60,000	—		—	—	—	—		120,000
Executive Vice President, General Counsel and Secretary (3)
Allen J. Anderson	2012	332,308	—	1,373,000	(7)	—	—	—	—		1,705,308
Former President and	2011	198,000	—	1,359,000		—	—	—	26,258		1,583,528
Chief Executive Officer (4)
Patricia K. Fletcher	2012	251,538	—	54,990		—	—	—	543,750	(8)	850,278
Former Executive Vice President,	2011	600,000	50,000	889,830		—	—	—	14,977		1,554,807
General Counsel and Secretary (5)	2010	700,000	—	30,120		—	—	—	552		730,672

(1)	Mr. Cregg was appointed President and Chief Executive Officer on December 3, 2012.
(2)	Ms. Johnston was appointed Vice President, Principal Financial Officer and Principal Accounting Officer in August 2011 and appointed Senior Vice President in August 2012.
(3)	Mr. Gomez was appointed Executive Vice President, General Counsel and Corporate Secretary October 1, 2012.
(4)	Mr. Anderson was appointed President and Chief Executive Officer in June 2011 and resigned from those positions on December 3, 2012.
(5)	Ms. Fletcher resigned as Executive Vice President, General Counsel and Corporate Secretary on September 30, 2012.
(6)

Represents the aggregate grant date fair value of restricted stock awards, calculated in accordance with ASC 718 (but disregarding estimates of forfeitures, if any). The valuations are based on the number of shares granted (and, in the case of awards subject to performance-based vesting conditions, the probable level of achievement of those goals) multiplied by the fair marker value of a share of common stock on the grant date. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time vesting and/or achievement of performance conditions. The amounts for Mr. Anderson and Ms. Fletcher include $913,480 and $54,990, respectively, of incremental fair value determined in accordance with ASC 718 related to the modification of their awards to accelerate the vesting of a portion of the shares, as described in more detail below under “Employment and Separation Agreements” and, in the case of Mr. Anderson, to reflect incremental fair value arising in connection with a withholding of shares from him upon vesting in excess of the required rate. A portion of the stock award reported for Mr. Anderson (186,000 shares) was forfeited in connection with his resignation on December 3, 2012, as described in more detail below.

(7)

The amount includes the grant date fair value of 320,000 restricted shares of common stock that were scheduled to vest as follows, if certain performance goals were met and provided that Mr. Anderson remained continuously employed by us through each vesting date: 64,000 shares on June 30, 2012, 128,000 shares on June 30, 2013 and 128,000 shares on June 30, 2014. At the time of grant, only the tranche scheduled to vest June 30, 2012 was determined to be probable of vesting. Accordingly, the grant date fair value for this award was $459,520, as no value was attributed to the tranches scheduled to vest June 30, 2013 and June 30, 2014. If the performance goals for the entire 320,000 share award had been determined to be probable of vesting, the grant date fair value for the award would have been $2,297,600. The amount also includes incremental fair value of $913,480 related to certain modifications made to the award, which are explained in more detail in footnote (7) to the Grants of Plan-Based Awards in 2012 table below.

(8)

Represents $543,000 in severance pursuant to a separation agreement between AV Homes and Ms. Fletcher. The calculation of this amount is described above in the Compensation Discussion and Analysis under “Cash Performance-Based Awards,” and the separation agreement is described below under “Employment and Separation Agreements.”

Grants of Plan-Based Awards in 2012

			Estimated future payouts under non-equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards(2)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)	All other stock awards: Number of shares of stock or units (#)(2)		Grant date fair value of stock and option awards ($)
Roger A. Cregg	12/3/2012	11/7/2012	—	—	—	—	—		—	15,673	(3)	199,987
	12/3/2012	11/7/2012	—	—	—	—	15,673	(4)	—			199,987
	12/3/2012	11/7/2012	—	—	—	—	—		—	31,347	(5)	399,988
Tina M. Johnston	1/1/2012	12/31/2011	(1)	87,500	(1)	—	—		—	15,000	(6)	107,700
Joseph Carl Mulac, III			(1)	300,000	(1)	—	—		—	—		—
Dave M. Gomez			—	—	—	—	—		—	—		—
Allen J. Anderson	1/1/2012	12/31/2011	—	—	—	—	320,000	(7)	—	—		459,520	(7)
Patricia K. Fletcher			(1)	525,000	(1)	—	—		—	—		—	(8)

(1)

The actual amount of incentive compensation depends upon the level of performance targets that are achieved by AV Homes. Performance targets are the objective performance goals and subjective performance goals established by the Compensation Committee. If 100% of the performance targets are achieved, the Named Executive Officer will receive the target incentive compensation amount. If AV Homes’ achievement of the objective performance goals for the year is greater than or less than 100% of the objective portion of the performance targets, the portion of the incentive compensation determined by reference to such objective performance goals shall be calculated by mathematical interpolation (but the Compensation Committee may determine a maximum level of objective performance goals, above which no additional incentive compensation will be paid, and a minimum level of objective performance goals, below which no portion of the incentive compensation attributable to objective performance goals will be paid); and the portion of the incentive compensation determined by reference to the subjective performance goals shall be determined by the Compensation Committee in its sole discretion. The amounts included above under “Target” for Ms. Johnston and Mr. Mulac reflect the total target incentive compensation amount because the Fiscal 2012 awards were administered by the Compensation Committee to pay out solely based on objective performance goals (as opposed to including a subjective, discretionary component). The “Target” amount reported above for Ms. Fletcher consists of two components: (a) an annual target incentive amount of $225,000 (which is 75% of the total target incentive amount, which was the portion tied to objective performance goals), plus (b) a special target incentive of $300,000 specifically related to the execution of an agreement relating to the construction of the Poinciana Parkway. Ms. Fletcher’s total target incentive amount also included an opportunity to receive up to $75,000 as a subjective, discretionary bonus (which is 25% of the total target incentive amount and is not reported above because it is discretionary), which is explained above under Compensation Discussion and Analysis under “Cash Performance-Based Awards.”

(2)	These awards were granted under the Incentive Plan. See “Employment and Separation Agreements” below for the Incentive Plan and vesting information.
(3)	The shares of common stock were unrestricted and fully vested on the grant date.
(4)

The restricted shares of common stock vest as follows, if certain performance goals are met and provided that Mr. Cregg remains continuously employed by us through each vesting date: 25% on each of December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016.

(5)	The restricted shares of common stock vest as follows, provided that Mr. Cregg remains continuously employed by us through the vesting date: 50% on December 31, 2013 and 50% on December 31, 2014.
(6)	The restricted shares of common stock vest in three equal annual installments beginning on January 1, 2013.

(7)

The restricted shares of common stock were scheduled to vest as follows, if certain performance goals were met and provided that Mr. Anderson remained continuously employed by us through each vesting date: 64,000 shares on June 30, 2012, 128,000 shares on June 30, 2013 and 128,000 shares on June 30, 2014. The performance goals are described below under “Employment and Separation Agreements.” At the time of grant, only the tranche scheduled to vest June 30, 2012 was determined to be probable of vesting. Accordingly, the grant date fair value for this award was $459,520, as no value was attributed to the tranches vesting June 30, 2013 and June 30, 2014. In connection with Mr. Anderson’s resignation on December 3, 2012, the vesting of a portion of the award was accelerated and a portion of the award was forfeited. Also, in connection with the shares that vested on June 30, 2012, AV Homes withheld from the vested shares at a rate in excess of the required tax withholding rate. The incremental fair value related to these modifications was $913,480 and is not included in the grant date fair value reported above.

(8)

In connection with Ms. Fletcher’s resignation on September 30, 2012, the vesting of a portion of a restricted stock award granted to her previously was accelerated and a portion of the award was forfeited. The incremental fair value related to the modification was $54,990 and is not reported above.

The restricted stock awards all permit the holder to vote the shares of restricted stock and entitle the holder to receive regular cash dividends, if any, paid on the shares. However, any extraordinary dividends would be retained and would vest only and to the extent that the underlying shares vest.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table provides information on the equity awards to the Named Executive Officers, which were outstanding at December 31, 2012. The values reported below are based on the closing price of a share of common stock on December 31, 2012, which was $14.22.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Roger A. Cregg	31,347	(1)	445,754	15,673	(2)	222,870
Tina M. Johnston	15,000	(3)	213,300	18,750	(4)	266,625
Joseph Carl Mulac, III	18,000	(5)	255,960	96,000	(6)	1,365,120
Dave M. Gomez	—		—	—		—
Allen J. Anderson(7)	—		—	—		—
Patricia K. Fletcher(7)	—		—	—		—

(1)	The restricted shares of common stock vest as follows, provided that Mr. Cregg remains continuously employed by us through the vesting date: 50% on December 31, 2013 and 50% on December 31, 2014.
(2)

The restricted shares of common stock vest as follows, if certain performance goals are met and provided that Mr. Cregg remains continuously employed by us through each vesting date: 25% on each of December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016.

(3)	The restricted shares of common stock vest in three equal annual installments beginning on January 1, 2013.
(4)

The restricted shares of common stock were scheduled to vest as follows: (i) on each of December 31, 2013, 2014 and 2015, a number of restricted shares shall vest, and all restrictions on such vested shares shall lapse, such number to be equal to (A) 1,250, multiplied by (B) the applicable performance targets percentage for the year; (ii) 7,500 restricted shares will vest on the December 31 of the year in which the price per share of AV Homes’ common stock equals or exceeds $24 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and (iii) 7,500 restricted shares will vest on the December 31 of the year in which AV Homes first becomes profitable after August 15, 2011(but only if such event occurs prior to the end of fiscal year 2015). Although this grant was outstanding at fiscal year end, the grant was cancelled in exchange for a new performance-based restricted stock award in March 2013.

(5)	The restricted shares of common stock vest as follows: 9,000 shares on December 31, 2013 and 9,000 shares on December 31, 2014.
(6)

The 196,000 restricted shares of common stock vest as follows: (i) 25% of the shares will vest on the December 31 of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013); (ii) 37.5% of the shares will vest on the December 31 of the year in which the price per share of AV Homes’ common stock equals or exceeds $24 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and (iii) 37.5% of the shares will vest on the December 31 of the year in which AV Homes first becomes profitable after September 29, 2011 (but only if such event occurs prior to the end of fiscal year 2015). Although this grant was outstanding at fiscal year end, the grant was cancelled in exchange for a new performance-based restricted stock award in March 2013.

(7)

In connection with Mr. Anderson’s and Ms. Fletcher’s resignations on December 3, 2012 and September 30, 2012, respectively, a portion of their outstanding awards was accelerated and the remaining shares were forfeited. Accordingly, no awards remained outstanding at December 30, 2012.

Option Exercises and Stock Vested in 2012

The following table provides information on option exercises and stock vested for the Named Executive Officers during the year ended December 31, 2012.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Roger A. Cregg	—		—
Tina M. Johnston	1,167	(1)	16,595
Joseph Carl Mulac, III	9,000	(2)	127,980
Dave M. Gomez	—		—
Allen J. Anderson	134,000	(3)	1,875,600
Patricia K. Fletcher	9,000	(4)	132,300

(1)	On December 31, 2010, 1,167 restricted shares vested and became unrestricted and 412 of such shares were withheld for payment of taxes.
(2)	On December 31, 2012, 9,000 restricted shares vested and became unrestricted and 3,200 of such shares were withheld for payment of taxes.
(3)

On July 11, 2012, 64,000 restricted shares vested and became unrestricted and 21,340 of such shares were withheld for payment of taxes. On December 3, 2012, the date of Mr. Anderson’s resignation as President and Chief Executive Officer, the vesting of 70,000 restricted shares was accelerated and they became unrestricted pursuant to the terms of Mr. Anderson’s separation agreement and 29,085 of such shares were withheld for payment of taxes.

(4)

On October 31, 2012, the vesting of 9,000 shares of restricted stock was accelerated and they became unrestricted pursuant to the terms of Ms. Fletcher’s separation agreement and 2,380 of such shares were withheld for payment of taxes.

Pension Benefits for 2012

AV Homes does not sponsor any defined benefit pension plan for its employees, including the Named Executive Officers.

Nonqualified Deferred Compensation for 2012

AV Homes does not maintain a nonqualified deferred compensation plan for its employees, including the Named Executive Officers. However, AV Homes permits the Named Executive Officers to defer the receipt of payments under the Incentive Plan. There were no deferrals of compensation by any of the Named Executive Officers during 2012, or in any prior year.

Employment and Separation Agreements

General

We employ each of the Named Executive Officers pursuant to written employment agreements. We also have various other compensatory agreements with our NEOs. These agreements are discussed below in greater detail.

Roger A. Cregg

On November 19, 2012, the Company entered into an employment agreement with Mr. Cregg (the “Cregg Employment Agreement”), effective as of December 3, 2012, pursuant to which Mr. Cregg and the Board of Directors agreed to Mr. Cregg’s employment as Chief Executive Officer and President of the Company. Consistent with the Company’s policy, Mr. Cregg’s employment is “at will,” meaning that either Mr. Cregg or the Company may terminate his employment at any time and for any reason, with or without cause.

Pursuant to the Cregg Employment Agreement, Mr. Cregg will receive an annual base salary of $400,000, and beginning in 2014 his annual base salary will be subject to annual review by the Board of Directors and may be adjusted pursuant to such review. Mr. Cregg will be entitled to participate in all employee benefit plans and arrangements for executive officers.

Commencing in 2013, Mr. Cregg will also be eligible to receive a bonus, which will be targeted at 125% of his annual base salary, in effect on the last day of such calendar year (the “Cregg Target Bonus”). The actual amount of bonus will depend upon the level of performance targets that are achieved by Mr. Cregg as determined in good faith by the Compensation Committee. With respect to the determination of the bonus: (i) if 100% of the target goals are achieved in a given year, the bonus shall be equal to the Cregg Target Bonus; and (ii) if the Company’s achievement of the performance goals for the applicable year is less than 100% of target goals, the bonus shall be calculated by mathematical interpolation (provided, however, that the Compensation Committee may determine a minimum level of performance goals, below which no portion of the bonus will be paid).

Pursuant to the Cregg Employment Agreement and a Stock Award Agreement, dated December 3, 2012, Mr. Cregg was granted 15,673 shares of common stock (the “Initial Grant”). The Initial Grant was immediately fully vested. On December 3, 2012, Mr. Cregg was also granted 15,673 restricted shares (the “Performance Shares”) that will vest, subject to Mr. Cregg attaining certain performance goals, as to one-quarter (25%) of the Performance Shares on each of the following vesting dates: (i) December 31, 2013, (ii) December 31, 2014, (iii) December 31, 2015, and (iv) December 31, 2016, provided that Mr. Cregg remains continuously employed by the Company through each vesting date. The determination of whether the stock performance targets are met shall be determined in good faith by the Compensation Committee. In addition, on December 3, 2012, Mr. Cregg was granted 31,347 restricted shares of common stock (the “Award Shares”) that will vest as follows: (i) one-half (1/2) of the Award Shares shall vest on December 31, 2013, and (ii) one-half (1/2) of the Award Shares shall vest on December 31, 2014, provided Mr. Cregg is continuously employed by the Company through each vesting date. The Initial Grant, Performance Shares and Award Shares were granted under the Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (the “Incentive Plan”). Mr. Cregg will be required at all times to hold a number of vested shares of common stock having a fair market value equal to or greater than three times his annual base salary. The requirement becomes effective once Mr. Cregg reaches the threshold, and he may not sell any shares of stock until he does reach the ownership threshold.

Pursuant to the Cregg Employment Agreement, for each calendar year of the Company commencing after December 31, 2013, Mr. Cregg will be eligible to receive shares of common stock and restricted shares of common stock (the “Stock Bonus”) upon Mr. Cregg meeting certain performance goals that will be established by the Compensation Committee before the commencement of the calendar year to which such stock performance targets relate (the “Performance Year”). The Stock Bonus shall have a targeted amount equal to two hundred percent (200%) of Mr. Cregg’s base salary effective on the last day of the applicable Performance Year (the “Performance End Date”), divided by the average closing price of a share of common stock on the last 20 trading days of such Performance Year. The actual amount of Mr. Cregg’s Stock Bonus shall depend upon the level of stock performance goals that are achieved by Mr. Cregg. The determination of whether the stock performance goals are met and the amount of Stock Bonus to be paid to Mr. Cregg shall be determined in good faith by the Compensation Committee. The Stock Bonus shall vest as follows: (i) one-quarter (25%) of the Stock Bonus shall vest upon the date the Stock Bonus is awarded, (ii) one-quarter (25%) of the Stock Bonus shall vest on the first anniversary of the Performance End Date, (iii) one-quarter (25%) of the Stock Bonus shall vest on the second anniversary of the Performance End Date, and (iv) one-quarter (25%) of the Stock Bonus shall vest on the third anniversary of the Performance End Date, provided that Mr. Cregg remains continuously employed by the Company through each vesting date.

In the event of the occurrence of a change of control, as defined in the Incentive Plan, the restricted shares granted to Mr. Cregg under the Cregg Employment Agreement will vest in full as of the date of the change of control.

The Cregg Employment Agreement also includes standard provisions relating to non-competition, confidentiality, nondisparagement and compliance with Section 409A of the Internal Revenue Code of 1986, as amended. Pursuant to the Cregg Employment Agreement, during Mr. Cregg’s employment and for a period of one year after his termination date, Mr. Cregg shall not, directly or indirectly, own any interest in, operate, join, control or participate as a partner, shareholder, member, director, manager, officer, or agent of, enter into the employment of, act as a consultant to, or perform any services for any entity that is in competition with the business of the Company or any of their affiliates within 100 miles of any jurisdiction in which the Company or any of their affiliates is engaged, or in which any of the foregoing has documented plans to become engaged of which Mr. Cregg has knowledge at the time of his termination of employment. Mr. Cregg would not be in violation of the non-competition provision if he owns less than 5%, as a passive investment, in any public company.

Tina M. Johnston

In connection with Ms. Johnston’s appointment, she entered into an employment agreement with AV Homes and API, dated as of August 15, 2011 (the “Original Johnston Employment Agreement”). Pursuant to the Original Johnston Employment Agreement, Ms. Johnston’s employment is “at will,” meaning that either Ms. Johnston or AV Homes may terminate her employment at any time and for any reason, with or without cause.

Pursuant to the Original Johnston Employment Agreement, Ms. Johnston will receive an annual base salary of $175,000 and will be entitled to participate in all employee benefit plans and arrangements for executive officers. Ms. Johnston will also be eligible to receive a bonus, which shall be targeted at 50% of her annual base salary (the “Original Johnston Target Bonus”). The amount of Ms. Johnston’s bonus will depend upon the level of performance targets that are achieved by AV Homes. The performance targets include the objective performance goals (which determine 75% of the bonus) and subjective performance goals (which determine 25% of the bonus) that are established by the Compensation Committee and are approved by the Board, on or before the end of the first quarter of the calendar year to which such performance targets relate. With respect to the determination of the bonus under the Original Johnston Employment Agreement: (i) if 100% of the performance targets are achieved in a given year, Ms. Johnston will be paid a bonus equal to the Original Johnston Target Bonus; (ii) if AV Homes’ achievement of the objective performance goals for the applicable year is less than 100% of the objective portion of the performance targets, the portion of the bonus determined by reference to such objective performance goals shall be adjusted downward by mathematical interpolation (however, the Compensation Committee may determine a minimum level of objective performance goals below which no portion of the bonus attributable to objective performance goals will be paid); and (iii) the portion of the bonus determined by reference to the subjective performance goals shall be determined by the Compensation Committee and approved by the Board in its sole discretion (and in any given year, the percentage of the performance targets that are achieved, and accordingly the percentage of the Original Johnston Target Bonus that is paid to Ms. Johnston, is referred to as the “Performance Targets Percentage”). Ms. Johnston will be paid a bonus only if she is employed on the date the bonus is paid in accordance with the Original Johnston Employment Agreement. For calendar year 2011, Ms. Johnston’s bonus was prorated to reflect the portion of the calendar year that she was employed.

Pursuant to the Original Johnston Employment Agreement and a Stock Award Agreement, dated August 15, 2011, between Ms. Johnston and AV Homes, Ms. Johnston was granted 25,000 restricted shares of AV Homes common stock under the Incentive Plan on August 15, 2011. The vesting schedule of the restricted shares is as follows:

(i) On December 31, 2012, and on December 31 of each of the three years thereafter, a number of restricted shares shall vest, and all restrictions on such vested shares shall lapse, such number to be equal to: (A) 1,250, multiplied by (B) the Performance Targets Percentage for the applicable year; - This goal was partially achieved and 1,167 shares vested on December 31, 2012

(ii) 5,000 restricted shares will vest on the December 31 of the year in which the price per share of common stock equals or exceeds $20 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012); - This goal was not achieved and these shares were forfeited effective December 31, 2012

(iii) 7,500 restricted shares will vest on the December 31 of the year in which the price per share of common stock equals or exceeds $24 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2014); and

(iv) 7,500 restricted shares will vest on the December 31 of the year in which AV Homes first becomes profitable after August 15, 2011 (but only if such event occurs prior to the end of fiscal year 2015).

The portion of the above award that remained outstanding in March 2013 was cancelled in exchange for a new performance-based restricted stock award that contained objectives consistent with the Company’s current business strategy.

Pursuant to the Original Johnston Employment Agreement, Ms. Johnston is required to hold a number of vested shares of common stock of AV Homes having a fair market value equal to or greater than three times her base salary. This requirement will begin at such time as a sufficient number of restricted shares granted under the Original Johnston Employment Agreement have vested such that she owns, together with any shares of common stock she purchases, shares of common stock having a fair market value equal to or greater than three times her base salary.

The Original Johnston Employment Agreement also includes standard provisions relating to non-competition, confidentiality, nondisparagement and compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

On September 29, 2011, AV Homes entered into an Amended and Restated Employment Agreement by and among AV Homes, API, and Tina Johnston (the “Amended Johnston Employment Agreement”). Effective August 15, 2011, the Amended Johnston Employment Agreement replaces and supersedes the Original Johnston Employment Agreement. Ms. Johnston will continue to serve as the Vice President, Principal Financial Officer and Principal Accounting Officer of AV Homes and Chief Accounting Officer and Vice President of API. The sole purpose of the amendment and restatement was to bring Ms. Johnston’s non-competition provision in line with the non-competition provision of AV Homes’ other executive officers. Except for the non-competition provision, all other material terms of the Original Johnston Agreement remain the same.

On November 20, 2012, AV Homes, API, and Ms. Johnston entered into an Amendment to the Amended and Restated Employment Agreement. The amendment was effective as of January 1, 2013. The sole purpose of the amendment was to increase Ms. Johnston’s annual base salary from $175,000 to $200,000 and increase her annual Target Bonus from 50% to 60% of her annual base salary. Also, the amendment reflects Ms. Johnston’s new title of Senior Vice President, which was effective in November 2012.

Except for the annual base salary and annual Target Bonus provisions, all other material terms of the Amended and Restated Johnston Agreement remain the same.

Joseph Carl Mulac, III

On September 29, 2011, AV Homes entered into an Amended and Restated Employment Agreement by and among AV Homes, API, and Mr. Mulac (the “Mulac Employment Agreement”). Pursuant to the Mulac Employment Agreement, Mr. Mulac’s employment is “at will,” meaning that either Mr. Mulac or AV Homes may terminate his employment at any time and for any reason, with or without cause. Mr. Mulac will continue to serve as the Executive Vice President of AV Homes and President of API.

Pursuant to the Mulac Employment Agreement, Mr. Mulac will receive an annual base salary of $300,000 and will be entitled to participate in all employee benefit plans and arrangements for executive officers. Mr. Mulac will also be eligible to receive a bonus, which shall be targeted at 100% of his annual base salary (the “Mulac Target Bonus”). The amount of Mr. Mulac’s bonus will depend upon the level of performance targets that are achieved by AV Homes. With respect to the determination of the bonus under the Mulac Employment Agreement: (i) if 100% of the performance targets are achieved in a given year, Mr. Mulac will be paid a bonus equal to the Mulac Target Bonus; (ii) if AV Homes’ achievement of the objective performance goals for the applicable year is greater than or less than 100% of the objective portion of the performance targets, the portion of the bonus determined by reference to such objective performance goals shall be calculated by mathematical interpolation (however, the Compensation Committee may determine a maximum level of objective performance goals, above which no additional bonus will be paid, and a minimum level of objective performance goals, below which no portion of the bonus attributable to objective performance goals will be paid); and (iii) the portion of the bonus determined by reference to the subjective performance goals shall be determined by the Compensation Committee in its sole discretion. Mr. Mulac will be paid the achieved bonus only if he is employed on the date the bonus is paid in accordance with the Mulac Employment Agreement or if he is terminated without Cause (as defined below).

Pursuant to the Mulac Employment Agreement and a Stock Award Agreement, dated September 29, 2011, between Mr. Mulac and AV Homes, Mr. Mulac was granted 156,000 restricted shares of AV Homes common stock under the Incentive Plan on September 29, 2011. The vesting schedule of the restricted shares is as follows:

(i) except as set forth below regarding Mr. Mulac’s termination, an aggregate of 120,000 restricted shares of AV Homes common stock shall vest, and all restrictions on such vested shares shall lapse as follows:

(A) 24,000 of the restricted shares of common stock will vest on December 31st of the year in which the price per share of common stock equals or exceeds $20.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012); - This goal was not achieved and these shares were forfeited effective December 31, 2012

(B) 24,000 of the restricted shares of common stock will vest on December 31st of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013);

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

The portion of the above award that remained outstanding in March 2013 was cancelled in exchange for a new performance-based restricted stock award that contained objectives consistent with the Company’s current business strategy.

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

Dave M. Gomez

On September 9, 2012, AV Homes entered into an offer letter with Mr. Gomez (the “Gomez Offer Letter”) pursuant to which Mr. Gomez became AV Homes’ Executive Vice President, General Counsel and Corporate Secretary effective October 1, 2012. Pursuant to the Gomez Offer Letter, Mr. Gomez will receive an annual base salary of $240,000 and will be entitled to participate in all employee benefit plans and arrangements for executive officers. Mr. Gomez will also be eligible to receive a bonus, which shall be initially targeted at 50% of his annual base salary. For 2012 he was eligible for a guaranteed bonus of $60,000, but will participate in future bonus plans generally available to other executives with performance targets to be set each year.

Allen J. Anderson

On December 31, 2011, AV Homes entered into an Amended and Restated Employment Agreement with Allen Anderson (the “Anderson Employment Agreement”). Effective December 31, 2011, the Anderson Employment Agreement replaced and superseded the employment agreement between AV Homes and Mr. Anderson, dated June 15, 2011, and continued Mr. Anderson’s employment as Chief Executive Officer and President of AV Homes on an “at will” basis consistent with AV Homes’ policy for all executive officers. Mr. Anderson’s employment was “at will,” meaning that either Mr. Anderson or AV Homes could terminate his employment at any time and for any reason, with or without cause. Mr. Anderson resigned from his positions as Chief Executive Officer and President of AV Homes effective December 3, 2012.

Pursuant to the Anderson Employment Agreement, Mr. Anderson received an annual base salary of $360,000 and was entitled to participate in all employee benefit plans and arrangements for executive officers, other than AV Homes’ health insurance plans. In lieu of participation in AV Homes’ health insurance plan, AV Homes reimbursed Mr. Anderson, in cash, for his cost of participating in his own personal health insurance plan upon submission to AV Homes with supporting documentation.

Pursuant to the Anderson Employment Agreement and a Stock Award Agreement, dated January 1, 2012, between AV Homes and Mr. Anderson, Mr. Anderson was granted an aggregate of 320,000 restricted shares of AV Homes common stock (the “Anderson Award”) under the Incentive Plan on January 1, 2012. The Anderson Award was divided into three tranches. The Compensation Committee would determine in good faith whether and to what extent the goals for each tranche had been achieved within 15 days following each term described below. The first tranche, the second tranche and the third tranche, as defined below, would vest as follows:

a)

the first tranche of 64,000 shares of restricted stock was scheduled to vest on June 30, 2012 to the extent that the Compensation Committee determined that the following goals had been achieved by the end of the period from January 1, 2012 through June 30, 2012:

i)	a material reduction in general administrative and overhead costs as compared to the general administrative and overhead costs for the six-month period ending June 30, 2011;

ii)	the approval of the Board of, and the commencement of the implementation of, a strategic plan for AV Homes to achieve positive cash flows and earnings; and

iii)	the completion of the relocation of AV Homes’ corporate offices.

These goals were achieved, and Mr. Anderson vested to these 64,000 shares in July 2012.

b)

the second tranche of 128,000 shares of restricted stock was scheduled to vest on June 30, 2013 to the extent that the Compensation Committee determines that the following goals have been achieved by the end of the period from July 1, 2012 through June 30, 2013:

i)	the closing of the sale of material non-core assets of AV Homes;

ii)	the submission to, and approval by, the Board of a plan for AV Homes to return to profitability by December 31, 2013; and

iii)	the investment, or commitment, of at least 50% of cash available for long-term investments.

c)

the third tranche of 128,000 shares of restricted stock was scheduled to vest on June 30, 2014 to the extent that the Compensation Committee determines that the following goals have been achieved by the end of the period from July 1, 2013 through June 30, 2014:

i)	the continued successful implementation of the strategic plan; and

ii)	AV Homes’ return to profitability by December 31, 2013.

In the event of the occurrence of a change of control, as defined in the Incentive Plan, before July 1, 2014, the Anderson Award would vest in full as of the date of the change of control. If AV Homes terminated Mr. Anderson’s employment in connection with the occurrence of a Material Capital Transaction, as defined in the Anderson Employment Agreement, before July 1, 2014 and provided Mr. Anderson is willing to remain employed through the date on which a replacement chief executive officer begins employment with AV Homes, the Anderson Award would vest in full as of the date of such termination. In connection with Mr. Anderson’s resignation effective December 3, 2012, the Compensation Committee agreed, in his separation agreement, to accelerate the vesting of 70,000 restricted shares as described in more detail below. The remaining restricted shares were forfeited.

The Anderson Employment Agreement also included standard provisions relating to non-competition, confidentiality, nondisparagement and compliance with Section 409A of the Internal Revenue Code of 1986, as amended. Pursuant to the Anderson Employment Agreement, Mr. Anderson was precluded during his term of employment from, directly or indirectly, owning any interest in, operating, joining, controlling or participating as a partner, shareholder, member, director, manager, officer, or agent of, entering into the employment of, acting as a consultant to, or performing any services for any entity that is in competition with the business of AV Homes or any of their affiliates within 100 miles of any jurisdiction in which AV Homes or any of their affiliates is engaged, or in which any of the foregoing has documented plans to become engaged of which Mr. Anderson has knowledge at the time of his termination of employment. Mr. Anderson would not be in violation of the non-competition provision if he owns less than 5%, as a passive investment, in any public company.

For purposes of the Anderson Employment Agreement, a Material Capital Transaction means any sale, disposition, merger, acquisition, reorganization, consolidation, split-up, spin-off, combination, exchange of shares, or other similar corporate transaction involving AV Homes, where the value of the transaction is equal to or exceeds one-third the sum of (1) the total equity value of AV Homes based on fully diluted shares of common stock outstanding, including any shares of common stock to be issued in such transaction and (2) total outstanding debt.

In connection with Mr. Anderson’s decision to resign as President and Chief Executive Officer of the Company effective December 3, 2012, Mr. Anderson entered into a separation agreement with the Company dated November 20, 2012 (the “Anderson Separation Agreement”), pursuant to which his separation became effective December 3, 2012.

Pursuant to the Anderson Separation Agreement, Mr. Anderson:

(1) was paid his accrued and unpaid base salary and vacation earned but unused through the termination date;

(2) provided coverage, if any, under the Company’s benefit plans on the terms and conditions set forth in such plans; and

(3) received 70,000 shares of common stock that would have vested on June 30, 2013, in accordance with the terms of Mr. Anderson’s Employment Agreement.

The Anderson Separation Agreement also contains customary provisions relating to confidentiality, nondisparagement, non-competition, mutual release of claims, and compliance with Sections 409A of the Internal Revenue Code of 1986, as amended. In addition, pursuant to the Anderson Separation Agreement, for the twelve-month period commencing on the termination date, Mr. Anderson shall not, directly or indirectly, own any interest in, operate, join, control or participate as a partner, shareholder, member, director, manager, officer, or agent of, enter into the employment of, act as a consultant to, or perform any services for any entity that is in competition with the business of the AV Homes or any of AV Homes’ affiliates within 100 miles of a jurisdiction in which AV Homes or any of AV Homes’ affiliates is engaged, or in which they have documented plans to become engaged and Mr. Anderson has knowledge of such plans as of the termination date. Mr. Anderson will not be in violation of the non-compete as a result of his ownership of less than 5% equity in any public company operating any of AV Homes’ lines of business.

Patricia K. Fletcher

On September 29, 2011, AV Homes entered into the Second Amended and Restated Employment Agreement by and among AV Homes, API, and Patricia K. Fletcher (the “Fletcher Employment Agreement “). Pursuant to the Fletcher Employment Agreement, Ms. Fletcher’s employment was “at will,” meaning that either Ms. Fletcher or AV Homes may terminate her employment at any time and for any reason, with or without cause, and she continued to serve as the Executive Vice President, General Counsel and Corporate Secretary of AV Homes until her resignation from such positions effective September 30, 2012.

Pursuant to the Fletcher Employment Agreement and commencing January 1, 2012, Ms. Fletcher received an annual base salary of $300,000 and was entitled to participate in all employee benefit plans and arrangements for executive officers. Ms. Fletcher was also eligible to receive a bonus, which was targeted at 100% of her annual base salary (the “Fletcher Target Bonus”). The amount of Ms. Fletcher’s bonus depended upon the level of performance targets that are achieved by AV Homes. With respect to the determination of the bonus under the Fletcher Employment Agreement: (i) if 100% of the performance targets were achieved in a given year, Ms. Fletcher would be paid a bonus equal to the Fletcher Target Bonus; (ii) if AV Homes’ achievement of the objective performance goals for the applicable year was greater than or less than 100% of the objective portion of the performance targets, the portion of the bonus determined by reference to such objective performance goals was calculated by mathematical interpolation (however, the Compensation Committee could determine a maximum level of objective performance goals, above which no additional bonus would be paid, and a minimum level of objective performance goals, below which no portion of the bonus attributable to objective performance goals would be paid); and (iii) the portion of the bonus determined by reference to the subjective performance goals would be determined by the Compensation Committee in its sole discretion. Ms. Fletcher was entitled to be paid the achieved bonus only if she was employed on the date the bonus is paid in accordance with the Fletcher Employment Agreement or if she was terminated without Cause (as defined below). In addition to any bonus Ms. Fletcher earned pursuant to the Fletcher Target Bonus, she was eligible for a special bonus award related to her performance on the sale and/or construction of the Poinciana Parkway (“Parkway Bonus”) of not less than $100,000 or more than $300,000 to be awarded by the Compensation Committee based on performance targets achieved with respect to the Poinciana Parkway from and after September 29, 2011. Ms. Fletcher was entitled to be paid the achieved Parkway Bonus within 30 days of the determination by the Compensation Committee that such bonus had been earned but in no event later than 90 days after the applicable performance goals had been achieved.

Pursuant to the Fletcher Employment Agreement and a Stock Award Agreement, dated September 29, 2011, between Ms. Fletcher and AV Homes, Ms. Fletcher was granted 147,000 restricted shares of AV Homes common stock under the Incentive Plan on September 29, 2011. The vesting schedule of the restricted shares was as follows:

(i) except as set forth below regarding Ms. Fletcher’s termination, an aggregate of 120,000 restricted shares of AV Homes common stock shall vest, and all restrictions on such vested shares shall lapse as follows:

(A) 24,000 of the restricted shares of common stock will vest on December 31st of the year in which the price per share of common stock equals or exceeds $20.00 for 20 trading days out of any consecutive 30-day period (but only if such event occurs prior to December 31, 2012); - This goal was not achieved and these shares were forfeited effective December 31, 2012

(B) 24,000 of the restricted shares of common stock will vest on December 31st of the year in which AV Homes invests $100 million or more (in the aggregate) for new assets, including through a merger, acquisition or other corporate transaction (but only if such event occurs prior to December 31, 2013);

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

If Ms. Fletcher’s employment terminated on or after January 1, 2012 for any reason other than for cause, provided Ms. Fletcher and AV Homes executed and delivered a mutual general release of all claims, then the number of shares of restricted stock that would have vested on December 31 of the year in which the termination occurred because some or all of the provisions of (i)(A) - (i)(C)

above were satisfied would vest and the remaining unvested restricted stock would lapse and immediately terminate. If a change of control, as defined in the Incentive Plan, occurred during Ms. Fletcher’s employment, the restricted shares granted pursuant to the Fletcher Employment Agreement would fully vest as of the date of the change of control. If Ms. Fletcher’s employment had terminated by AV Homes or API for Cause (as described below), then the restricted shares granted under the Fletcher Employment Agreement would lapse and immediately terminate in full, and Ms. Fletcher will have no right to any shares of the common stock subject to the restricted share grant.

Pursuant to the Fletcher Employment Agreement, Ms. Fletcher was required to hold a number of vested shares of common stock of AV Homes having a fair market value equal to or greater than three times her base salary. This requirement would have begun at such time as a sufficient number of restricted shares granted under the Fletcher Employment Agreement had vested such that she owned, together with any shares of common stock she purchased, shares of common stock having a fair market value equal to or greater than three times her base salary.

The Fletcher Employment Agreement also included standard provisions relating to non-competition, confidentiality, nondisparagement and compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

The Fletcher Employment Agreement replaced and superseded the employment agreement between AV Homes and Ms. Fletcher, dated December 22, 2008 and amended on October 26, 2009 and August 25, 2010, and was effective at January 1, 2012, except that the restricted stock award provisions, Parkway Bonus provisions and restrictive covenants provisions included in the Fletcher Employment Agreement were effective as of September 29, 2011.

In connection with her resignation, on September 25, 2012, Ms. Fletcher and AV Homes entered into a separation agreement, including a general release (the “Fletcher Separation Agreement”). Under the terms of the Fletcher Separation Agreement, after September 30, 2012, Ms. Fletcher would continue to serve as Executive Vice President of API through October 31, 2012 (the “Termination Date”). The Fletcher Separation Agreement further provides that effective at the Termination Date, Ms. Fletcher would receive:

(1)	9,000 shares of the Company’s common stock issued pursuant to the Incentive Plan;

(2)	a Performance Bonus in the amount of $243,750 in recognition of Ms. Fletcher meeting certain performance objectives and Company goals in 2012; and

(3)	a special bonus award in the amount of $300,000 in recognition of Ms. Fletcher’s outstanding service to the Company from 2007 through the completion of her duties.

Provisions Applicable to Ms. Johnston, Mr. Mulac and Ms. Fletcher

Pursuant to the Amended Johnston Employment Agreement, the Mulac Employment Agreement, and the Fletcher Employment Agreement, the executive shall not, directly or indirectly, own any interest in, operate, join, control or participate as a partner, shareholder, member, director, manager, officer, or agent of, enter into the employment of, act as a consultant to, or perform any services for any entity that is in competition with the business of AV Homes or API or any of their affiliates within 100 miles of any jurisdiction in which AV Homes or API or any of their affiliates is engaged, or in which any of the foregoing has documented plans to become engaged of which executive has knowledge at the time of his or her termination of employment. However, if the executive is terminated for Cause (as described below) the restriction period shall end on the date that is six months after the date of termination. The executive would not be in violation of the non-competition provision if the executive owns less than 5%, as a passive investment, in any public company.

Pursuant to the Company’s various employment agreements with Ms. Johnston, Mr. Mulac and Ms. Fletcher, each of them is entitled to certain payments of achieved annual Target Bonuses or achieved special bonus awards as of the date of termination upon his or her termination of employment without Cause. Achieved bonuses or a special bonus award as of the date of termination refers to such bonus with respect to which the applicable performance targets have been met prior to the date of termination.

“Cause” means the executive’s:

•	failure to perform his or her material duties for AV Homes or API, which failure remains uncured for 30 days after he or she receives written notice from AV Homes or API demanding cure;

•	willful misconduct or gross neglect in the performance of his or her duties, or willful failure to abide by good faith business-related instructions of the Board;

•	breach of any material provision of the employment agreement, which breach remains uncured for 30 days after he or she receives written notice from AV Homes or API demanding cure;

•	conviction of, or entering a plea of guilty or nolo contendere to, a felony or any misdemeanor or other crime involving fraud, embezzlement, theft, dishonesty or moral turpitude;

•	commission of fraud or embezzlement against AV Homes or API; or

•

engaging in conduct that is materially injurious to the business or reputation of AV Homes or API, including but not limited to any violation of AV Homes’ or API’s material policies generally applicable to all executive officers (including but not limited to the Code of Conduct, Code of Ethics, policies relating to compliance with applicable securities laws, and policies relating to conduct in the workplace (e.g., sexual harassment, etc.)).

Potential Payments Upon Termination or Change-in-Control

Under AV Homes’ various agreements with the NEOs, certain of them are or were entitled to certain payments and benefits upon his or her termination of employment for specified reasons and in the event of a change of control of AV Homes. The arrangements that each Named Executive Officer has or had with respect to termination and/or change of control and the definitions that apply to such arrangements are described above under “Employment and Separation Agreements.” The section below quantifies certain compensation and benefits that would be payable to these individuals under the various arrangements if their employment had terminated on December 31, 2012, and/or a change of control of AV Homes had occurred on that date, given the individual’s compensation on that date and, if applicable, based on the closing market price of the Company’s common stock on the last trading day of 2012 ($14.22). For a general description of the agreements see “Employment and Separation Agreements” above.

Change of Control

The following table shows amounts that would be payable under existing change of control arrangements. Equity payouts illustrated below are for unvested awards; vested equity is disclosed in the “Option Exercises and Stock Vested in 2012” table.

Name (1)	Cash	Restricted Stock/RSUs	Total
Roger A. Cregg	$—	$668,624	$668,624
Tina M. Johnston	—	266,625	266,625
Joseph Carl Mulac, III	—	1,621,080	1,621,080
Dave M. Gomez	—	—	—

(1)

Mr. Anderson resigned on December 3, 2012. Ms. Fletcher resigned on September 30, 2012. See the “Without Cause/With Good Reason” table below for payments paid to Mr. Anderson and Ms. Fletcher upon their resignations.

Without Cause/With Good Reason

The following table shows amounts that would be payable in case of the executive’s termination by the Company without Cause, including death or termination due to disability, or his or her resignation for Good Reason.

Name	Severance	Incentive Compensation	Restricted Stock	Other	Total
Roger A. Cregg	$—	$—	$—	$—	$—
Tina M. Johnston	—	81,681	—	—	81,681
Joseph Carl Mulac, III	—	261,390	—	—	261,390
Dave M. Gomez	—	—	—	—	—

(1)	Mr. Anderson resigned on December 3, 2012. Ms. Fletcher resigned on September 30, 2012. The amounts in this table represent the amount paid to Mr. Anderson and Ms. Fletcher upon their resignations.

With Cause

If the Named Executive Officers were terminated by the Company for Cause on December 31, 2012, AV Homes would not have been required to make cash payments to the Named Executive Officers, and all restricted shares held by the Named Executive Officers would have lapsed and terminated in full.

Voluntary Resignation

None of the employment agreements with any Named Executive Officer contemplated any particular benefits in the event of a voluntary resignation by the Named Executive Officer. However, the Company negotiated separation agreements with Mr. Anderson and Ms. Fletcher in connection with their voluntary resignations during Fiscal 2012, the terms of which are summarized above under “Employment and Separation Agreements,” and the value of the additional benefits provided to them is reported in the Summary Compensation Table above.

Director Compensation

Commencing July 24, 2012, following a review of director compensation market trends by the Compensation and Nominating and Corporate Governance Committees, the annual cash retainer for each non-employee director of AV Homes was set by the Board at $40,000 per annum. In addition, each non-employee member and the Chairman of the Executive Committee of AV Homes receives a retainer of $2,000 and $5,000 per annum, respectively. Members and the Chairman of the Audit Committee receive additional compensation of $10,000 and $15,000 per annum, respectively. Members and the Chairman of the Nominating and Corporate Governance Committee receive additional compensation of $2,500 and $5,000 per annum, respectively. Members and the Chairman of the Compensation Committee receive additional compensation of $5,000 and $7,500 per annum, respectively.

The Nominating and Corporate Governance Committee adopted a deferral program applicable to non-employee directors in June 2005. Under the deferral program, non-employee directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of the common stock on the due date of each payment. The stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director.

The Nominating and Corporate Governance Committee also determined to grant annual awards of restricted stock units (“RSUs”) to all non-employee directors having a value equal to $45,000. Accordingly, on July 24, 2012, each non-employee director was awarded 3,534.956 RSUs for service as a director for the term beginning July 23, 2012. The RSUs will vest and be converted into an equivalent number of shares of common stock upon the earlier of the first anniversary of the date of the award and the date immediately preceding the date of AV Homes’ 2013 Annual Meeting of Stockholders, provided that the non-employee director is a member of the Board of Directors on such vesting date. The RSUs will vest immediately upon the death or disability of the non-employee director or upon a change of control of the Company. If the non-employee director ceases to be a member of the Board of Directors for any other reason, the RSUs will be forfeited, unless the Board of Directors provides otherwise.

The following table sets forth the retainer, other cash fees and equity compensation received during the fiscal year ended December 31, 2012, by non-management directors.

Name	Fees Earned or Paid in Cash		Stock Awards(2)	Total
Paul D. Barnett	$61,858	(1)	$45,000	$106,858
Milton H. Dresner (3)	31,750		—	31,750
Roger W. Einiger	68,132	(1)	45,000	113,132
Reuben S. Leibowitz	50,111		45,000	95,111
Joshua L. Nash	54,904	(1)	45,000	99,904
Kenneth T. Rosen (3)	36,750		—	32,750
Joel M. Simon	65,779	(1)	45,000	110,779
Beth A. Stewart (3)	34,250		—	34,250

(1)

Includes amounts of $25,929, $29,066, $22,452 and $12,851 of fees for Messrs. Barnett, Einiger, Nash and Simon, respectively, which were deferred during 2012 and represented by stock units under the deferral program adopted in June 2005.

(2)

Represents for each director the aggregate grant date fair value of 3,534.956 RSUs, which reflects each director’s total stock awards outstanding as of December 31, 2012. The grant date fair value of these RSUs is $12.73 per share, calculated in accordance with ASC 718 by using the closing price of the common stock on July 24, 2012, the date of grant.

(3)	Effective February 13, 2012, Milton H. Dresner, Kenneth T. Rosen and Beth A. Stewart resigned as members of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during Fiscal 2012 were Messrs. Dresner, Einiger, Nash and Rosen. Effective February 13, 2012, Messrs. Dresner and Rosen resigned as directors and members of the Compensation Committee. None of these former nor current members of the Compensation Committee has been an executive officer or employee of AV Homes, and none were party to any related person transaction with AV Homes that would require disclosure in this Form 10-K/A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of April 1, 2013, unless noted otherwise, information with respect to each person or entity known by the Board of Directors to be the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, all shares are owned directly.

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
ODAV LLC	One Rockefeller Plaza	2,107,763	(1)(2)	16.4%
	20th Floor
	New York, NY 10020
First Manhattan Co.	437 Madison Avenue	1,176,793	(3)	9.2%
	New York, NY 10022
Brookfield Investment Management Inc.	Brookfield Place	1,022,513	(4)	8.0%
	250 Vesey Street
	New York, NY 10281
JEN Partners, LLC	551 Madison Avenue	1,002,279	(5)	7.8%
	New York, NY 10022
Whitebox Advisors, LLC	3033 Excelsior Blvd.	911,511	(6)	6.7%
	Suite 300
	Minneapolis, MN 55416
Dimensional Fund Advisors LP	Palisades West, Building One	817,446	(7)	6.4%
	6300 Bee Cave Road
	Austin, TX 78746

(1)

Does not include shares owned by Joshua Nash, who is Chairman of the Board of Directors of AV Homes and is the sole member of Joshua Nash II LLC, the managing member of ODAV LLC, a Delaware limited liability company (“ODAV”), formed in September 2003 to hold the common stock owned by Odyssey Partners, L.P. Joshua Nash has the sole power to vote and dispose of the shares of common stock beneficially owned by ODAV and, accordingly, may be deemed to own beneficially the common stock owned by ODAV. Joshua Nash has expressly disclaimed any such beneficial ownership (within the meaning of Exchange Act Rule 13d-3(d)(1)), which exceeds the proportionate interest in the common stock that he may be deemed to own as a member of ODAV. AV Homes has been advised that no other person exercises (or may be deemed to exercise) any voting or investment control over the common stock owned by ODAV. Joshua Nash’s ownership of common stock is indicated in the table included in “Security Ownership of Directors and Management” below.

(2)

By virtue of its present common stock ownership, ODAV may be deemed to be a “control” person of AV Homes within the meaning of that term as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

(3)

Based upon information set forth in Amendment No. 5 to Schedule 13G, filed on February 15, 2013, First Manhattan Co. (“FMC”) (a registered investment adviser) is deemed to beneficially own 1,176,793 shares, of which FMC has sole voting and dispositive power with respect to 70,395 shares, shared voting power with respect to 1,015,068 shares, and shared dispositive power with respect to 1,106,344 shares.

(4)

Based upon information set forth in Schedule 13G, filed February 14, 2013, Brookfield Investment Management Inc. (“Brookfield”) (a registered investment advisor) is deemed to beneficially own 1,022,513 shares, of which Brookfield has sole voting power with respect to 492,731 shares and sole dispositive power with respect to 1,022,513 shares.

(5)

Based upon Schedule 13D, filed on November 4, 2010, and certain supplemental information available to AV Homes, JEN Partners, LLC (“JEN”), a Delaware limited liability company, and Reuben S. Leibowitz, a member of the Board of Directors of AV Homes, and the sole managing member of JEN, are deemed to beneficially own 601,368 shares and 400,911 shares, respectively, of restricted common stock of AV Homes held by JEN I, L.P. (“JEN I”), a Delaware limited partnership, and JEN Residential LP (“JEN Residential”), a Delaware limited partnership. JEN is the general partner and Mr. Leibowitz is a limited partner of JEN I and JEN Residential. Shares held by JEN I and JEN Residential were issued upon the acquisition by API of a portfolio of real estate assets in Arizona and Florida from entities affiliated with JEN (the “JEN Transaction”). JEN I, JEN and Mr. Leibowitz may be deemed to share voting and dispositive power over the shares held by JEN I; and JEN Residential, JEN and Mr. Leibowitz may be deemed to share voting and dispositive power over the shares held by JEN Residential. For further information regarding the JEN Transaction, see Part III, Item 13 - Certain Relationships and Related Transactions, and Director Independence.

(6)

Based upon information set forth in Schedule 13G, filed February 13, 2013, Whitebox Advisors, LLC (“Whitebox”) (a registered investment advisor) is deemed to beneficially own 911,511 shares by virtue of its service as investment advisor to certain entities affiliated with Whitebox, none of which, to Whitebox’s knowledge, holds 5% or more of our common stock. Of the 911,511 share beneficially owned, 867,221 shares are issuable upon conversion of convertible notes held by Whitebox. Whitebox has shared voting and dispositive power with respect to such 911,511 shares.

(7)

Based upon information set forth in Amendment No. 5 to Schedule 13G, filed on February 11, 2013, Dimensional Fund Advisors LP (“DFA”) (a registered investment advisor) is deemed to beneficially own 817,446 shares by virtue of its service as investment advisor to four investment companies and investment manager to certain other commingled group trusts and separate accounts, none of which, to DFA’s knowledge, holds 5% or more of our common stock. DFA has sole voting power with respect to 801,423 shares and sole dispositive power with respect to 817,446 shares and disclaims beneficial ownership of such shares.

Security Ownership of Directors and Management

The following table sets forth, as of April 1, 2013, information with respect to the outstanding shares of common stock owned beneficially by each current director, each of the Named Executive Officers identified herein under the caption “Summary Compensation Table,” and all current directors and executive officers of AV Homes as a group. Except as otherwise indicated, all shares are owned directly.

Name or Group	Shares Owned Directly and Indirectly (1)	Options Exercisable and RSUs and Stock Units Convertible within 60 Days (2)	Total Beneficial Ownership		Percent of Class(3)
Allen J. Anderson	0	0	0	(4)	*
Paul D. Barnett	8,055	8,493	16,548		*
Roger W. Einiger	16,315	10,553	26,868		*
Reuben S. Leibowitz	1,003,174	0	1,003,174	(5)	7.8%
Joshua L. Nash	2,158,978	8,501	2,167,479	(6)	16.9%
Joel M. Simon	3,715	4,640	8,355	(7)	*
Roger A. Cregg	19,959	0	19,959		*
Tina M. Johnston	22,970	0	22,970		*
Dave M. Gomez	8,982	0	8,982		*
Joseph Carl Mulac, III	56,287	0	56,287		*
Patricia K. Fletcher	0	0	0		*
All current directors and executive officers as a group (consisting of 10 persons)	3,298,435	32,187	3,387,727		26.4%

*	Represents less than one percent.
(1)	The information as to securities owned by directors and executive officers was furnished to AV Homes by such directors and executive officers.
(2)

Includes stock units representing deferred directors’ fees, which stock units become issuable as shares of common stock at the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director. See “Director Compensation.”

(3)

Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage of shares owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. On April 1, 2013, there were 12,824,153 shares of common stock outstanding.

(4)

Mr. Anderson has an indirect, contingent net profits interest in shares issued to JEN I, L.P. and JEN Residential, LP, the amount of which is currently indeterminable. See “Certain Relationships and Related Transactions.”

(5)

Mr. Leibowitz is the sole managing member of JEN Partners, LLC (“JEN”). JEN and Mr. Leibowitz are deemed to beneficially own 601,368 shares and 400,911 shares, respectively, of restricted common stock of AV Homes held by JEN I, L.P. and JEN Residential, LP. See Note (5) to the preceding table included in “Principal Stockholders.”

(6)

Mr. Nash is the sole member of Joshua Nash II LLC, the managing member of ODAV and, therefore, may be deemed to own beneficially the shares of common stock owned by ODAV. See Notes (1) and (2) to the preceding table included in “Principal Stockholders.”

(7)	Shares owned directly by Mr. Simon are held in a margin account and may become pledged as security for the account, but no loan is or has been outstanding under the account.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes information about the options, warrants and rights and other equity compensation under AV Homes’ equity plans on December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	371,024	(1)	$25.00	(2)	759,881	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	371,024	(1)	$25.00	(2)	759,881	(3)

(1)	Represents 110,000 options, 230,095 performance-conditioned RSUs, and 30,029 stock units.
(2)	Applicable only to options. Not applicable to RSUs or stock units.
(3)	Other than securities to be issued upon the exercise of the outstanding options and rights, as shown in column (a), 759,881 securities remain available for issuance under the Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Relationships and Related Transactions

In October 2010, AV Homes and its wholly owned subsidiary API, as purchaser, entered into agreements whereby API acquired a portfolio of real estate assets in Arizona and Florida from entities affiliated with JEN Partners, LLC (“JEN”), a Delaware limited liability company (the “JEN Transaction”). The purchase price approximated $33,600,000 in cash, including approximately $3,600,000 reimbursement of development, construction and operating expenditures from August 1, 2010 to the date of closing, October 25, 2010; $20,000,000 in restricted shares of AV Homes’ common stock (1,050,572 shares); and $12,000,000 of notes divided equally into two $6,000,000 notes, one with a one-year maturity and the other with a two-year maturity (the “JEN Notes”). The purchase price may also include the issuance of up to an additional 420,168 shares of common stock, depending upon the achievement by December 31, 2014 of certain agreed upon metrics related to CantaMia, the acquired active adult community located in Goodyear, Arizona. In the JEN Transaction, 630,343 restricted shares of AV Homes’ common stock were issued to JEN I, L.P. (“JEN I”), a Delaware limited partnership, and 420,229 restricted shares were issued to JEN Residential LP (“JEN Residential”), a Delaware limited partnership, all of which shares were subject to a two-year lock up agreement that expired in October 2012. AV Homes and JEN are also parties to a registration rights agreement dated October 25, 2010, pursuant to which AV Homes granted certain registration rights with respect to the AV Homes shares held by JEN. Effective April 5, 2013, AV Homes and JEN amended the registration rights agreement to delay the commencement date of JEN’s registration rights to the earlier of April 5, 2014 or the date that is 180 days after the effective date of the first registration statement filed by AV Homes with the SEC on or after the effective date of the amendment. This amendment was approved by the Audit Committee pursuant to the related person transaction policy described above.

In connection with the JEN Transaction, on October 25, 2010, two members of JEN, Reuben S. Leibowitz and Allen J. Anderson, were elected to AV Homes’ Board. Mr. Leibowitz is sole managing member of JEN. JEN is the general partner and Mr. Leibowitz is a limited partner of JEN I and JEN Residential. Mr. Anderson is a managing director of JEN.

Joshua L. Nash, the Chairman of the Board of Directors of AV Homes, and Paul D. Barnett, a member of AV Homes’ Board of Directors, in the aggregate own a 1.5% indirect limited partnership interest in the JEN affiliates from which API acquired assets. Neither Mr. Nash nor Mr. Barnett voted on the JEN Transaction.

On October 25, 2011 and December 1, 2011, the JEN Notes were paid in full before their maturity.

In May 2012, a subsidiary of AV Homes formed a joint venture, EM 646 LLC, an Arizona limited liability company (the “Eastmark JV”). AV Homes indirectly owns approximately 59% of the Eastmark JV and JEN Arizona 4 LLC, an Arizona limited liability company managed by JEN (“JEN-AZ”), owns approximately 41%. In September 2012, the Eastmark JV assumed the obligations of TerraWest Communities LLC, another affiliate of JEN, to purchase approximately 527 acres of land within the Eastmark development in Mesa, Arizona for approximately $32.3 million. The LLC agreement allocates approximately 310 acres to the AV Homes subsidiary and approximately 217 acres to JEN-AZ and contemplates that the parcels will be transferred to the respective parties, targeted to occur by January 31, 2014 with a January 31, 2015 deadline for such transfer. The parties are expected to share in approximately $2.9 million of other expenses through the Eastmark JV and to enter into a joint development agreement pursuant to which they will share approximately $7.4 million of costs to improve the properties. A separate distribution agreement would be entered into between each party and the joint venture in connection with any eventual transfer of the two properties to the respective parties. The LLC Agreement also restricts each member and their affiliates, including AV Homes, from purchasing an interest or otherwise being involved in real property within one mile of the Eastmark property, subject to certain exceptions.

Director Independence

The Board of Directors has determined that all members of the Board of Directors during Fiscal 2012 and all current members of the Board of Directors meet the qualification standards set forth in AV Homes’ Corporate Governance Guidelines and Principles and meet the independence criteria under the rules and regulations of Nasdaq, except for Allen J. Anderson, Roger A. Cregg and Reuben S. Leibowitz. In making such determination, the Board of Directors considered relevant facts regarding such directors, in particular that each director determined to be independent does not have a material relationship with AV Homes, either directly (other than as a director and/or stockholder) or as a stockholder, director, officer, partner or affiliate of an organization that has a relationship with AV Homes. The Board of Directors has further determined that all current members of the Audit Committee meet the more stringent independence requirements of the SEC and Nasdaq for Audit Committee membership.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the approximate amount of fees paid, or estimated to be paid, to Ernst & Young LLP for professional services during the fiscal years ended December 31, 2012 and 2011:

	Fiscal 2012	Fiscal 2011
Audit fees (a)	$813,609	$1,033,401
Audit related fees (b)	—	—
Tax fees (c)	106,065	63,593
All other fees (d)	2,790	1,995

	$922,464	$1,098,989

(a)

Audit fees principally relate to the audit of the annual financial statements for AV Homes and its consolidated subsidiaries and review of quarterly financial statements and services related to the audit of internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002.

(b)

Audit-related fees principally consist of fees paid for services that are reasonably related to the performance of the audit or review of AV Homes’ consolidated financial statements and are not reported under “Audit fees.” These services include special projects and attest services that are not required by statute or regulation.

(c)

Tax fees principally consist of tax compliance/preparation and other tax services, including the review of the consolidated tax return, notwithstanding when fees were billed or when the services were rendered. The increase in tax fees for Fiscal 2012 relates primarily to increased fees related to Ernst & Young’s preparation of AV Homes’ federal and state income tax returns.

(d)	No other fees were incurred during Fiscal 2012 and 2011.

The Audit Committee adopted a policy requiring the preapproval of audit and non-audit services provided by the principal independent accountants. The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP during the 2012 and 2011 fiscal years pursuant to this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits:

3.1	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3.2	*

Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3	*

Certificate of Ownership and Merger Merging AV Homes, Inc., a Delaware corporation, with and into Avatar Holdings Inc., a Delaware Corporation (filed as Exhibit 3.1 to Form 8-K dated February 15, 2012 (File No. 001-07395), and incorporated herein by reference).

3.4	*	Amended and Restated By-laws as of February 15, 2012 (filed as Exhibit 3.2 to Form 8-K dated February 15, 2012 (File No. 001-07395), and incorporated herein by reference).

4.1	*

Indenture, dated March 30, 2004, between Avatar Holdings Inc. and JPMorgan Chase Bank, in respect of 4.50% Convertible Senior Notes due 2024 (filed as Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004 (File No. 0-7616), and incorporated herein by reference).

4.2	*

Indenture, dated February 4, 2011, between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.1 to Form 8-K dated February 4, 2011 (File No. 001-07395), and incorporated herein by reference).

4.3	*

First Supplemental Indenture, dated as of February 4, 2011, between Avatar Holdings Inc., and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.2 to Form 8-K dated February 4, 2011 (File No. 001-07395), and incorporated herein by reference).

4.4	*	Global Note in the principal sum of $100,000,000, dated February 4, 2011 (filed as Exhibit 4.3 to Form 8-K dated February 4, 2011 (File No. 001-07395), and incorporated herein by reference).

4.5	*

Second Supplemental Indenture, dated July 25, 2012, between AV Homes, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust FSB) (filed as Exhibit 4.1 to Form 8-K dated July 20, 2012 (File No. 001-07395), and incorporated herein by reference).

4.6	*	Form of 7.50% Exchange Convertible Notes due 2016 in the principal sum of $37,500,000 (filed as Exhibit 4.2 to Form 8-K dated July 20, 2012 (File No. 001-07395), and incorporated herein by reference).

10.1	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.2	*1	2005 Executive Incentive Compensation Plan (filed as Exhibit 10.2 to Form 8-K dated May 24, 2005 (File No. 0-7616), and incorporated herein by reference).

10.3	*1	Form of Deferred Compensation Agreement for Non-Employee Directors’ Fees (filed as Exhibit 10.1 to Form 8-K dated June 13, 2005 (File No. 0-7616), and incorporated herein by reference).

10.4	*1

Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009 (File No. 0-7616), and incorporated by reference).

10.5	*1

Employment Agreement, dated as of November 8, 2006, between Avatar Holdings Inc. and Patricia Kimball Fletcher (filed as Exhibit 10(bx) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.6	*1

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

10.8	*

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

10.10	*1

Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 4, 2007 (File No. 0-7616), and incorporated herein by reference).

10.11	*

First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29,

2008 (File No. 0-7616), and incorporated herein by reference).

10.12	*

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

10.18	*1

First Amendment to Amended and Restated Employment Agreement, between Avatar Holdings Inc. and Patricia Kimball Fletcher, dated October 26, 2009 (filed Exhibit 10.84 to Form 10-K for the year ended December 31, 2009 (File No. 0-7616), and incorporated herein by reference).

10.19	*1

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

10.22	*1

Master Transaction Agreement, dated as of October 25, 2010, by and among Avatar Properties Inc., Terra West Communities LLC, JEN JCH, LLC, Joseph Carl Mulac, III, Stephen Adams and Sun Terra Communities, LLC (collectively, “Sellers”), Avatar Holdings Inc., and JEN Partners, LLC (filed as Exhibit 10.80 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

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

10.27	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 7, 2011 (File No. 001-07395), and incorporated herein by reference).

10.28	*1	Amended and Restated 2005 Executive Incentive Compensation Plan (2011 Restatement) (filed as Exhibit 10.2 to Form 8-K dated June 7, 2011 (File No. 001-07395), and incorporated herein by reference).

10.29	*1

Employment Agreement, dated as of June 15, 2011, by and between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.6 to Form 10-Q for the quarter ended June 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.30	*1

First Amendment, dated as of August 8, 2011, to the Employment Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.7 to Form 10-Q for the quarter ended June 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.31	*1	Stock Award Agreement, dated as of June 15, 2011, between Avatar Holdings Inc. and Allen J. Anderson (filed as Exhibit 10.8 to Form 10-Q for the quarter ended June 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.32	*1

Employment Agreement, dated August 15, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.33	*1

Stock Award Agreement, dated August 15, 2011, by and between Avatar Holdings Inc. and Tina Johnston (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.34	*1

Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Carl Mulac (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.35	*1

Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Carl Mulac (filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.36	*1

Second Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Patricia K. Fletcher (filed as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.37	*1

Stock Award Agreement, dated September 29, 2011, by and between Avatar Holdings Inc. and Patricia K. Fletcher (filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.38	*1

Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2011 (File No. 001-07395), and incorporated herein by reference).

10.39	*1

Amended and Restated Employment Agreement, effective December 31, 2011, by and between Avatar Holdings, Inc. and Allen Anderson (filed as Exhibit 10.97 to Form 10-K for the year ended December 31, 2011 (File No. 001-07395), and incorporated herein by reference).

10.40	*1

Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Allen Anderson (filed as Exhibit 10.98 to Form 10-K for the year ended December 31, 2011 (File No. 001-07395), and incorporated herein by reference).

10.41	*1

Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Tina Johnston (filed as Exhibit 10.99 to Form 10-K for the year ended December 31, 2011 (File No. 001-07395), and incorporated herein by reference).

10.42	†1	Separation Agreement with Allen Anderson dated November 20, 2012.

10.43	†1	Separation Agreement with Patricia K. Fletcher dated September 25, 2012.

10.44	†1	Offer letter to Dave M. Gomez dated September 20, 2012.

10.45	*	Form of Exchange Agreement (filed as Exhibit 10.1 to Form 8-K dated July 20, 2012 (File No. 001-07395), and incorporated herein by reference).

10.46	*

Extension Agreement, dated February 6, 2012, by and between Osceola County and Avatar Properties, Inc. (filed as Exhibit 10.4 to Form 10-Q dated May 10, 2012 (File No. 001-07395), and incorporated herein by reference).

10.47

Agreement for Development of Poinciana Parkway, dated as of October 15, 2012, by and between Osceola County, Florida, Polk County, Florida, Avatar Properties Inc. and Osceola County Expressway Authority.

10.48	1	Employment Agreement, dated as of December 3, 2012, by and among AV Homes, Inc. and Roger Cregg.

21	†	Subsidiaries of Registrant.

23.1	†	Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	† †	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	† †	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS	†	XBRL Instance Document.**

101.SCH	†	XBRL Taxonomy Extension Schema.**

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase.**

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	†	XBRL Taxonomy Extension Label Linkbase.**

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase.**

*	These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.

1	Management contract or compensatory plan or arrangement.
†	Previously filed with the Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013.
††	Previously furnished with the Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AV HOMES, INC.

Dated: April 16, 2013	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.47

Agreement for Development of Poinciana Parkway, dated as of October 15, 2012, by and between Osceola County, Florida, Polk County, Florida, Avatar Properties Inc. and Osceola County Expressway Authority.

10.48	Employment Agreement, dated as of December 3, 2012, by and among AV Homes, Inc. and Roger Cregg.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.