Form 10-Q
period 2013-03-31
AV Homes, Inc.
filed 2013-05-08
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

12,787,377 shares of AV Homes' common stock ($1.00 par value) were outstanding as of May 6, 2013.

AV HOMES, INC. AND SUBSIDIARIES

i

Index

PART  I  --  FINANCIAL  INFORMATION

Item 1.	Financial Statements

 AV HOMES, INC. AND SUBSIDIARIES
 Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Assets	(unaudited)
Cash and cash equivalents	$71,087	$79,815
Restricted cash	4,727	4,682
Land and other inventories	180,826	171,044
Receivables, net	6,362	6,730
Income tax receivable	1,293	1,293
Property and equipment, net	36,395	36,661
Investments in and notes receivable from unconsolidated entities	1,240	1,220
Prepaid expenses and other assets	10,156	10,777
Assets held for sale	20,191	25,649
Total Assets	$332,277	$337,871

Liabilities and Equity

Liabilities
Accounts payable	$4,719	$4,656
Accrued and other liabilities	11,576	12,978
Customer deposits and deferred revenues	2,156	1,985
Estimated development liability for sold land	32,955	32,974
Notes Payable	105,402	105,402
Total Liabilities	156,808	157,995

Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 12,898,251 shares at March 31, 2013
12,938,157 shares at December 31, 2012	12,898	12,938
Additional paid-in capital	262,651	262,363
Retained (deficit) earnings	(110,869)	(106,110)
	164,680	169,191

Treasury stock: at cost, 110,874 shares at March 31, 2013 and December 31, 2012	(3019)	(3,019)
Total AV Homes stockholders’ equity	161,661	166,172
Non-controlling interest	13,808	13,704
Total Equity	175,469	179,876

Total Liabilities and Equity	$332,277	$337,871

See notes to consolidated financial statements.

Index

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended March 31, 2013 and 2012
(unaudited)
 (Dollars in thousands except per-share amounts)

	Three Months
	2013	2012
Revenues
Real estate revenues
Homebuilding	$22,548	$17,438
Commercial and industrial and other land sales	2,305	9,058
Other real estate	257	144
Total real estate revenues	25,110	26,640
Interest income	9	31
Other	-	39
Total revenues	25,119	26,710

Expenses
Real estate expenses
Homebuilding	22,765	19,881
Commercial and industrial and other land sales	865	5,967
Other real estate	707	2,054
Total real estate expenses	24,337	27,902
Impairment charges	-	152
General and administrative expenses	3,705	3,306
Interest expense	1,773	2,237
Total expenses	29,815	33,597

Loss from unconsolidated entities	(63)	(36)

Loss before income taxes	(4,759)	(6,923)
Income tax (expense) benefit	-	-

Net loss and comprehensive loss	(4,759)	(6,923)

Net loss attributable to non-controlling interests in consolidated entities	-	(1,528)

Net loss and comprehensive loss attributable to AV Homes stockholders	$(4,759)	$(8,451)

Basic and Diluted Loss Per Share	$(0.38)	$(0.68)

See notes to consolidated financial statements.

Index

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31, 2013 and 2012
(Dollars in thousands)

	Three Months
	2013	2012
OPERATING ACTIVITIES
Net loss	$(4,759)	$(6,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	645	942
Amortization of stock-based compensation	282	420
Impairment of land and other inventories	-	152
Loss from unconsolidated entities	63	36
Changes in operating assets and liabilities:
Restricted cash	(45)	851
Receivables, net	368	(1,836)
Land and other inventories	(9,782)	5,994
Assets held for sale	5,458	3,949
Prepaid expenses and other assets	621	(167)
Accounts payable estimated development liability and accrued and other liabilities	(1,358)	(5,248)
Customer deposits and deferred revenues	171	(284)
NET CASH USED IN OPERATING ACTIVITIES	(8,336)	(2,114)

INVESTING ACTIVITIES
Investment in property and equipment	(379)	(316)
Return of capital from unconsolidated entities	-	10
Investment in unconsolidated entities	(83)	(30)
NET CASH USED IN INVESTING ACTIVITIES	(462)	(336)

FINANCING ACTIVITIES
Contributions from consolidated joint venture partner	104	113
Distributions to consolidated joint venture partner	-	(1,785)
Payment of withholding taxes related to restricted stock and units withheld	(34)	(36)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	70	(1,708)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,728)	(4,158)
Cash and cash equivalents at beginning of period	79,815	124,316

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,087	$120,158

See notes to consolidated financial statements.

Index

 AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2013
(Dollars in thousands except share and per share data)

Note A - Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes”, “we”, “us”, “our”, or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated balance sheets as of March 31, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated balance sheet as of December 31, 2012 was derived from consolidated financial statements included in our 2012 Annual Report on Form 10-K but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with our December 31, 2012 consolidated financial statements included in our 2012 Annual Report on Form 10-K and the notes to the consolidated financial statements included therein.

Note B - Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of March 31, 2013, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $4,727 and $4,682 as of March 31, 2013 and December 31, 2012, respectively. The balance as of March 31, 2013 is comprised primarily of $3,615 on deposit with Citibank to collateralize letters of credit outstanding, $477 in land escrow accounts and $584 of housing deposits from customers that will become available when the housing contracts close.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note C - Receivables, net

Receivables, net includes amounts in transit or due from title companies for home closings, membership dues related to our amenity operations, and contracts and mortgage notes receivable from the sale of land.

Note D - Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of both March 31, 2013 and December 31, 2012, we had $1,293 of income tax receivable.

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

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.  Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would range between 15% and 28%, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows, which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the three months ended March 31, 2013 and 2012, our impairment assessment resulted in impairment charges of $0 and $152, respectively, which related to homes completed or under construction. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during the three months ended March 31, 2013 or March 31, 2012.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note E - Land and Other Inventories – continued

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows.

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the three months ended March 31, 2013 and 2012 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing various factors such as actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Except for those primary residential communities recently acquired in conjunction with a portfolio of real estate assets in Arizona and Florida in October 2010 (the "JEN Transaction"), build-out of our active adult and primary residential communities generally exceeds five years. Our current assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

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

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note E - Land and Other Inventories – continued

Land and Other Inventories consist of the following:

	March 31, 2013	December 31, 2012
Land developed and in process of development	$93,642	$86,931
Land held for future development or sale	53,857	53,526
Homes completed or under construction	33,303	30,563
Other	24	24
	$180,826	$171,044

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

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three months ended March 31, 2013 and March 31, 2012, we did not identify indicators of impairments for Property and Equipment.

Note G - Poinciana Parkway

The population of the Poinciana community is approximately 70,000 and we expect the population to grow in the coming years.  We currently own over 5,000 lots and nearly 10,000 acres of additional real estate in the community of Poinciana, Florida. While Poinciana has adequately accommodated the growing population with residential housing, including our Solivita development, the accompanying traffic infrastructure is constrained by Poinciana’s location in the midst of Reedy Creek Wetland System and Disney’s Wilderness Preserve.  Currently, there is only one four-lane arterial roadway connecting Poinciana to the regional road network.   All other access roads are two-lane roads with limited capacity.  The proposed Poinciana Parkway is approximately ten miles long, beginning in Poinciana and connecting to the US17/US92 in Polk County.  Once built, this roadway will provide significant relief to the currently constrained roadway infrastructure that accommodates the daily commuter traffic in Poinciana.  This relief will allow for continued growth in residential, commercial, and employment in the Poinciana community, all of which we believe will enhance its sales and land values in Poinciana.

In October of 2012, Osceola County, Polk County, the Osceola County Expressway Authority (the “Expressway Authority”) and Avatar Properties Inc. (“API”), one of our wholly owned subsidiaries, entered in to an Agreement for Development (the “Development Agreement”) of the Poinciana Parkway.

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API’s current plans for the Poinciana Parkway.  The Expressway Authority is in the process of selecting a general contractor to design the final configuration the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

If funding and construction of the Poinciana Parkway cannot be achieved as contemplated by the Development Agreement, the counties have no right to obtain damages or seek specific performance for API’s failure to perform under prior agreements with Polk and Osceola Counties regarding its obligation to fund and construct the Poinciana Parkway.   If the Development Agreement is terminated because funding of the Poinciana Parkway construction does not occur,  API shall be entitled to a one year extension of certain of its prior agreements with Osceola County.  If during such extension, API cannot obtain financing and begin construction of the Poinciana Parkway:  (i) a portion of API’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

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

Note H - Notes Payable

4.50% Convertible Senior Notes due 2024

On March 30, 2004, we issued $120,000 aggregate principal amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private offering.  The 4.50% Notes mature on April 1, 2024 unless earlier converted, redeemed or repurchased.

Interest: Interest on the 4.50% Notes is 4.50% per year, payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing October 1, 2004.

Conversion: The 4.50% Notes are convertible into our common stock upon the occurrence of certain triggers described in the Indenture dated March 30, 2004 between us and the trustee named therein (the “4.50% Indenture”).  Shares of our common stock, into which the 4.50% Notes are convertible, have been reserved for issuance.

Repurchase Right/Redemption Right: Holders of the 4.50% Notes had the right to require us to repurchase the 4.50% Notes for cash on April 1, 2011 and have the right to require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019 or upon the occurrence of a “fundamental change” (as defined in the 4.50% Indenture) or a “termination of trading” (as defined in the 4.50% Indenture).  We may, at any time, at our option, redeem for cash all or any portion of the outstanding 4.50% Notes.  In the case of a repurchase or redemption, we will pay a repurchase or redemption price, as applicable, equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171 using proceeds from the issuance of our 7.50% Notes discussed below.  On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes.

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

As of March 31, 2013 and December 31, 2012, $5,402 aggregate principal amount of the 4.50% Notes remain outstanding.

7.50% Senior Convertible Notes due 2016

On February 4, 2011, we completed an underwritten public offering for $100,000 aggregate principal amount of our 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”).  The 7.50% Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased.  The 7.50% Notes are governed by the Indenture and the First Supplemental Indenture, each dated February 4, 2011 (collectively, the “First Supplemental Indenture”), between us and the trustee named therein.

Interest: Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing August 15, 2011.

Index

Conversion: Holders may convert the 7.50% Notes into shares of our common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date of February 15, 2016.  The 7.50% Notes are convertible at an initial conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to an initial conversion price of approximately $30.00 per share).  The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the First Supplemental Indenture.  Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.  Shares of our common stock, into which the 7.50% Notes are convertible, have been reserved for issuance.

Financial covenants: The First Supplemental Indenture includes the following financial covenants:

•	until February 15, 2014, we will maintain, at all times, cash and cash equivalents of not less than $20,000;

•	until February 4, 2013, our total consolidated indebtedness (as “indebtedness” is defined in the First Supplemental Indenture) may not exceed $150,000;

•
until February 4, 2013, our total consolidated indebtedness (as “indebtedness” is defined in the First Supplemental Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes, and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

           Repurchase Right: Holders of the 7.50% Notes have the right to require us to repurchase the 7.50% Notes on February 15, 2014 or upon the occurrence of a “fundamental change” (as defined in the First Supplemental Indenture), in each case at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.  The holders of the 7.50% Notes also have the right to require us to repurchase 50% of the 7.50% Notes upon the occurrence of a breach of any of the above financial covenants at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

 Redemption Right : We may, at any time on or after February 15, 2014, at our option, redeem for cash all or any portion of the outstanding 7.50% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date that we provide the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the First Supplemental Indenture are met.

As of March 31, 2013 and December 31, 2012, $55,500 aggregate principal amount of the 7.50% Notes remain outstanding.

7.50% Senior Exchange Convertible Notes due 2016

 In July 2012, we entered into exchange agreements under which we retired $44,500 in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44,500 in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  The 7.50% Exchange Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased.  The 7.50% Exchange Notes are governed by the Indenture dated February 4, 2011 and the Second Supplemental Indenture dated July 25, 2012 between us and the trustee named therein (collectively, the “Second Supplemental Indenture”).

Interest: Interest on the 7.50% Exchange Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2013.

Conversion: The 7.50% Exchange Notes are convertible and have an initial conversion rate of 55.5555 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of approximately $18.00 per share), subject to adjustment in certain events. We have the right, but not an obligation, to require holders to convert the 7.50% Exchange Notes in whole or in part if the closing price of our common stock equals or exceeds 130% of the conversion price then in effect for a specified period and certain other conditions are satisfied.  Shares of our common stock, into which the 7.50% Exchange Notes are convertible, have been reserved for issuance.

Financial covenants: The Second Supplemental Indenture includes the same financial covenants as those governing the 7.50% Notes, except that the outstanding 7.50% Exchange Notes, as well as the 7.50% Notes, are excluded from the third covenant.  We may suspend the operation of these financial covenants with respect to the 7.50% Exchange Notes if the aggregate principal amount outstanding of the 7.50% Notes and the 7.50% Exchange Notes does not exceed $33,000.

Repurchase Right: Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holders may require us to repurchase the 7.50% Exchange Notes on February 15, 2014. However, holders of the 7.50% Exchange Notes have the right to require us to repurchase the 7.50% Exchange Notes upon the occurrence of a “fundamental change” (as defined in the Second Supplemental Indenture).  The holders of the 7.50% Exchange Notes also have the right to require us to repurchase 50% of the 7.50% Exchange Notes upon the occurrence of a breach of any of the above financial covenants at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

Index

Redemption Right: We have the right to redeem the 7.50% Exchange Notes on or after February 15, 2015.  Prior to that date, the 7.50% Exchange Notes are redeemable, on one occasion only, upon the occurrence of certain events and the satisfaction of certain conditions (as described in the Second Supplemental Indenture).  In each case, the redemption price is equal to 100% of the principal amount, plus accrued and unpaid interest.

We have assessed the 7.50% Exchange Notes and concluded that the impact of any embedded derivative features are not material as of March 31, 2013, subject to further review over the life of the 7.50% Exchange Notes.  As of March 31, 2013 and December 31, 2012, $44,500 aggregate principal amount of the 7.50% Exchange Notes remain outstanding.

The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2013 and 2012:

	2013	2012
Interest incurred	$2,324	$2,349
Interest capitalized	(551)	(112)
Interest expense	$1,773	$2,237

We made interest payments of $3,935 and $3,766 during the three months ended March 31, 2013 and 2012, respectively.

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

During the three months ended March 31, 2013 and 2012, changes in the warranty reserve consisted of the following:

	Three Months
	2013	2012
Accrued warranty reserve, beginning of period	$549	$537
Estimated warranty expense	108	163
Amounts charged against warranty reserve	(204)	(99)
Accrued warranty reserve, end of period	$453	$601

Note J - Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012 did not assume the effect of restricted stock units, employee stock options, the 7.50% Notes, the 7.50% Exchange Notes, or the 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic loss per share includes the cancellation of 2,364 shares of common stock and the issuance of 6,734 shares of common stock for the three months ended March 31, 2013, and cancellation of 5,072 shares of common stock for the three months ended March 31, 2012.  In accordance with ASC 260, non-vested restricted shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three months ended March 31, 2013 and 2012:

	Three Months
	2013	2012
Numerator:
Basic and diluted loss per share – net loss	$(4,759)	$(8,451)

Denominator:
Basic and diluted weighted average shares outstanding	12,654,466	12,521,483

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note K - Repurchase of Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112, including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities.  In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696, including accrued interest.  As of March 31, 2013, the remaining authorization is $18,304.

Note L - Non-controlling Interest

AV Homes has consolidated certain limited liability companies (the "LLCs"), which qualify as variable interest entities (“VIEs”) because we determined that AV Homes is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in AV Homes’ consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At March 31, 2013 and December 31, 2012, non-controlling interest was $13,808 and $13,704, respectively.

Note M - Comprehensive Loss

Net loss and comprehensive loss are the same for the three months ended March 31, 2013 and 2012.

Note N - Share-Based Payments and Other Executive Compensation

On June 2, 2011, our stockholders approved the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (the "Incentive Plan") to, among other things, increase the aggregate number of shares of our common stock, par value $1.00 per share, authorized for issuance under the Incentive Plan by 700,000 shares from 1,500,000 shares to 2,200,000 shares and extend the term of the Incentive Plan until October 25, 2020. The Incentive Plan provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to our officers, employees and directors. The exercise price of stock options may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan generally expire 10 years after the date of grant.

As of March 31, 2013, an aggregate of 1,126,535 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 328,152 options, restricted stock units and stock units granted. There were 798,383 shares available for grant at March 31, 2013.

During the quarter, we cancelled the issuance of 114,750 restricted shares granted in 2011 to certain executives and issued additional performance-based restricted shares in exchange.  We also issued performance-based restricted shares to other members of management.  Vesting is contingent upon the achievement of certain performance objectives, some of which are subjective in nature.  Compensation cost for these awards is recognized over the service period, and variable accounting is applied where by the fair value of the award is remeasured each reporting period until vesting occurs.  The cancellation and issuance of shares was accounted for as a modification with the future compensation expense computed using the greater of unamortized fair value of the cancelled awards or the incremental fair value as remeasured each reporting period.

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the three months ended March 31, 2013 and 2012 was $282 and $420, respectively, all of which relates to restricted stock units. During the quarter, we executed amendments to the Amended and Restated Employment Agreements with two of our executives.  Under the terms of these amendments, 114,750 restricted shares were cancelled and replaced with new awards.  During the three months ended March 31, 2013, we granted 77,974 shares of restricted stock, which have a weighted average grant date fair value of $19.97 per share. During the three months ended March 31, 2012, we granted 377,500 shares of restricted stock, which have a weighted average grant date fair value of $7.16 per share.

As of March 31, 2013, there was $2,342 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.96 years.

Note O - Retirement of Treasury Stock

In March 2012, we retired 1,141,400 shares of treasury stock, which shares also remain as authorized but unissued.  This treasury stock retirement resulted in reductions to common stock of $1,141, treasury stock of $42,905, retained earnings of $18,845 and paid in capital of $22,919.  There was no effect on the total stockholders’ equity position as a result of the retirement.

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

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2013 we recognized an increase of $1,900 in the deferred tax valuation allowance against net deferred tax assets generated from the pretax loss for the quarter. As of March 31, 2013, our deferred tax asset valuation allowance was $128,433.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

On October 25, 2010, we received notification from the Internal Revenue Service (the “IRS”) that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined.  On February 10, 2012, AV Homes agreed with the IRS’s Notice of Proposed Adjustment to the 2009 net operating loss carryback.  This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivables in the same amount.  Income tax receivable as of March 31, 2013 and December 31, 2012 consists of $1,293 in anticipated income tax refunds.

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

Note Q - Fair Value Disclosures

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820-10, Fair Value Measurements and Disclosures - Overall . This topic provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial), and requires enhanced disclosures.

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

The carrying value of cash and cash equivalents, restricted cash, receivables, income tax receivable and accounts payable approximates the fair value due to their short-term maturities.

The majority of our non-financial instruments, which include Land and Other Inventories and Property and Equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that the non-financial instrument be recorded at the lower of historical cost or its fair value.

AV Homes did not have any assets measured at fair value as of March 31, 2013.

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

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note Q - Fair Value Disclosures – continued

The carrying amounts and fair values of our financial instruments at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes, mortgage notes and other debt:
4.50% Notes	$5,402	$5,336	$5,402	$5,343
7.50% Notes and 7.50% Exchange Notes	$100,000	$101,790	$100,000	$101,500

In estimating the fair value of financial instruments, we used the following methods and assumptions:

7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes: At March 31, 2013 and December 31, 2012, the fair value of the 7.50% Notes, 7.50% Exchange Notes, and the 4.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Note R - Variable Interest Entities

GAAP requires a variable interest entity (“VIE”)  to be consolidated with a company that is the primary beneficiary. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Entities determined to be VIEs, for which we are not the primary beneficiary, are accounted for under the equity method.

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

We participate in entities with equity interests ranging from 20% to 58.2% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements represent variable interests, depending on the contractual terms of the arrangement. We analyze these entities when they are entered into or upon a reconsideration event.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note R - Variable Interest Entities - continued

Consolidation of Variable Interest Entities

During 2009, we entered into two separate agreements with unrelated third parties providing for the formation of two LLCs. We subsequently sold developed, partially developed and undeveloped land to each of the newly formed companies for a combination of cash and purchase money notes. We acquired a minority ownership interest in each of the LLCs and participate in the management of each of the LLCs. We also entered into land option contracts with these newly formed LLCs. Under such land option contracts, we paid a specified option deposit in consideration for the right, but not the obligation, to purchase developed lots in the future at predetermined prices.

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58.2% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was acquired in November 2012, and will be distributed to the partners at cost, once certain entitlements and development activities are completed.

We determined that these entities qualify as VIEs, which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of March 31, 2013, our consolidated balance sheets include $32,972 in Land and Other Inventories from these LLCs. As of December 31, 2012, our consolidated balance sheets include $32,659 in Land and Other Inventories from these LLCs.

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

As of March 31, 2013, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners. The assets of our VIEs can only be used to settle obligations of the VIEs.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at March 31, 2013 and December 31, 2012 are accounted for under the equity method.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

Prior to 2010, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs, and we subsequently sold developed and partially developed land to each of these LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each. AV Homes made contributions totaling $83 and $30 to its unconsolidated entities during the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note R - Variable Interest Entities - continued

The following are the consolidated condensed balance sheets of our unconsolidated entities as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Assets:
Cash	$147	$53
Land and other inventory	6,126	6,126
Other assets	6	6
Total assets	$6,279	$6,185

Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$82	$83
Partners’ Capital of:
AV Homes	1,240	1,220
Equity partners	4,957	4,882
Total liabilities and partners’ capital	$6,279	$6,185

The following are the consolidated condensed statements of operations of our unconsolidated entities for the three months ended March 31, 2013 and 2012:

	2013	2012

Revenues	$-	$-
Costs and expenses	138	91
Net loss from unconsolidated entities	$(138)	$(91)
AV Homes' share of loss from unconsolidated entities	$(63)	$(36)

Note S - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	March 31, 2013	December 31, 2012
Gross estimated unexpended costs	$35,860	$35,879
Less costs relating to unsold homesites	(2,905)	(2,905)
Estimated development liability for sold land	$32,955	$32,974

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs.  In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $19 and $100 during the three months ended March 31, 2013 and 2012, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Index

Notes to Consolidated Financial Statements (dollars in thousands except share and per share data) (Unaudited) – continued

Note T - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable in accordance with ASC 450-20, Loss Contingencies , that certain claims may result in costs and expenses estimated at approximately $36 and $258, which have been accrued in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2013, we had outstanding performance bonds of approximately $2,888. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note U - Business Segments

The following table summarizes AV Homes' information for reportable segments for the three months ended March 31, 2013 and 2012:

	Three Months
Revenues:	2013	2012
Segment revenues
Active adult communities	$12,006	9,805
Primary residential	10,542	7,633
Commercial and industrial and other land sales	2,305	9,058
Other operations	257	144
	25,110	26,640
Unallocated revenues
Interest income	9	31
Other	-	39
Total revenues	$25,119	26,710

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(879)	(2,647)
Primary residential	662	204
Commercial and industrial and other land sales	1,440	3,091
Other operations	189	50
	1,412	698
Unallocated income (expenses)
Interest income	9	31
Equity loss from unconsolidated entities	(63)	(36)
Net (gain)/loss attributable to non-controlling interests	-	(1,528)
General and administrative expenses	(3,705)	(3,306)
Interest expense	(1,773)	(2,237)
Other real estate expenses	(639)	(2,073)
Loss attributable to AV Homes	$(4,759)	$(8,451)

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands except share and per share data)

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

In the preparation of our financial statements, we apply GAAP. The application of GAAP may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, including our JEN Transaction and other factors as are described in Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.  Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

Executive Overview and Outlook

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our residential community activities have been adversely affected by economic conditions in both markets, although home sales have improved from previous low levels. We also engage in other activities such as the operation of amenities and the sale of commercial and industrial land for third-party development, which activities have also been adversely affected by economic conditions.

Our primary business strategy is the development of residential communities for people age 55 and older, including the construction and sales of residences within those communities.  We believe the demographic trends and lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for future business.

Solivita and Vitalia at Tradition, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, serve as our flagship active adult communities.  In the first quarter of 2013 we saw marked improvement in customer traffic at all three communities, resulting in year over year improvement in sales.  We anticipate adding two or three more communities that will broaden our geographic footprint and product offering, which will provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

We also remain engaged in the construction and sale of primary residences for people of all ages, some of which are located in communities we developed.  Currently, we are selling from three primary locations, two in Florida and one in Arizona.  Based on our internal projections, we expect to sell out of lots at all three communities within the next 12 to 15 months and are actively looking for replacement lot positions.  These replacement positions may require new acquisitions of developed or undeveloped lots, or we may decide to develop current land holdings, depending on market conditions within the vicinity of these assets.

Our business remains capital intensive and requires or may require increased expenditures for land and infrastructure development and housing construction, funding of operating deficits, real estate taxes, homeowner association (“HOA”) deficits, interest expense and working capital, as well as potential new acquisitions of real estate and real estate-related assets.  We plan to carefully manage our inventory levels through monitoring land development and home starts.  In that regard, our planned asset sales will help reduce and diversify land holdings and associated carry costs.

Our cash flow from operations in the first quarter of 2013 was insufficient to cover our primary recurring costs for interest payments, real estate taxes, HOA subsidies, and unallocated general & administrative expenses.  We anticipate that we will continue to generate operating losses during 2013.  We believe that we have sufficient available cash to fund these losses; however, our 7.50% Notes may be put to us in February 2014 which may significantly impair our ability to make additional investments and potentially to continue to fund operating losses.  We anticipate using available cash and may be reliant, in part, upon asset sales to fund repayment of the 7.50% Notes or make new investments or engage in new initiatives that are consistent with our strategy.  We also anticipate being reliant upon access to the capital markets to fully fund these activities and to repay debt upon maturity.

Index

During the quarter ended March 31, 2013, our homebuilding results reflected some improvement over 2012.  Although we have experienced a strengthening market, it remains unclear if any sustained recovery in the industry will be reflected in our future results.  Sales and customer traffic both increased during the first quarter compared to the same period last year.  During the quarter we signed 135 sales contracts, net of cancellations, and closed 81 sales generating $20,155 of revenue as compared to signing 106 sales contracts, net of cancellations, and closing 63 sales generating $14,682 in the first quarter of 2012.  Our average price per unit of homes closed in the quarter was $249 per unit, a 7% increase from the same period last year.  However, our sales are seasonal, in particular at the active adult communities, where traffic typically declines as summer approaches.  In addition, our residential community activities, along with other real estate activities such as the sale of commercial and industrial land, are heavily concentrated in the Poinciana, Florida submarket.  These factors have a significant impact on our ability to participate in a market recovery.  If the real estate market does not continue to stabilize or declines further, it may be necessary to take additional charges against our earnings for inventory impairments or write-downs of our investments in unconsolidated entities and other assets.

We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses.  We are introducing strategies and procedures that are designed to streamline our homebuilding operations by simplifying processes and employing value-engineering practices to help us deliver quality, well-built homes.  In addition, we will continue to examine our assets to determine which assets fit within our primary business strategy.

Index

RESULTS OF OPERATIONS

The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2013 and 2012:

	Three Months
	2013	2012
Operating income (loss):
Active adult communities
Revenues (1)	$12,006	9,805
Expenses (2)	12,885	12,452
Segment operating loss	(879)	(2,647)

Primary residential
Revenues (3)	10,542	7,633
Expenses	9,880	7,429
Segment operating income (loss)	662	204

Commercial and industrial and other land sales
Revenues	2,305	9,058
Expenses	865	5,967
Segment operating income	1,440	3,091

Other operations
Revenues	257	144
Expenses	68	94
Segment operating income	189	50

Operating income	1,412	698

Unallocated income (expenses):
Interest income	9	31
Equity loss from unconsolidated entities	(63)	(36)
Net (gain)/loss attributable to non-controlling interests	-	(1,528)
General and administrative expenses	(3,705)	(3,306)
Interest expense	(1,773)	(2,237)
Other real estate expenses	(639)	(2,073)
Loss before income taxes	(4,759)	(8,451)
Income tax benefit	-	-
Net loss attributable to AV Homes	$(4,759)	(8,451)

(1)  Includes homebuilding revenues of $10,222 and amenity revenues of $1,784 for the three months ended March 31, 2013.

(2)  Includes impairment charges for inventory of approximately $0 and $152 for the three months ended March 31, 2013 and 2012, respectively.

(3) Includes homebuilding revenues of $9,933 and amenity revenues of $609 for the three months ended March 31, 2013.

Index

Data from closings for the active adult and primary residential homebuilding segments for the three months ended March 31, 2013 and 2012 is summarized as follows:

For the three months ended March 31,	Number of Units	Revenues	Average Price Per Unit

2013
Active adult communities	39	$10,222	$262
Primary residential	42	9,933	$237
Total	81	$20,155	$249

2012
Active adult communities	32	$7,984	$250
Primary residential	31	6,698	$216
Total	63	$14,682	$233

Data from contracts signed for the active adult and primary residential homebuilding segments for the three months ended March 31, 2013 and 2012 is summarized as follows:

For the three months ended March 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2013
Active adult communities	97	(13)	84	$19,038	$227
Primary residential	72	(21)	51	10,353	$203
Total	169	(34)	135	$29,391	$218

2012
Active adult communities	66	(24)	42	$10,536	$251
Primary residential	75	(11)	64	12,668	$198
Total	141	(35)	106	$23,204	$219

Index

Backlog for the active adult and primary residential homebuilding segments as of March 31, 2013 and 2012 is summarized as follows:

As of March 31,	Number of Units	Dollar Volume	Average Price Per Unit

2013
Active adult communities	108	$25,440	$236
Primary residential	131	27,713	$212
Total	239	$53,153	$222

2012
Active adult communities	55	$14,243	$259
Primary residential	86	15,819	$184
Total	141	$30,062	$213

The number of net housing contracts signed during the three months ended March 31, 2013 compared to the same period in 2012 increased 27%. The dollar value of housing contracts signed increased 27%. The year-over-year increase in volume of housing contracts signed for the three months ended March 31 indicates improved market conditions for both of our homebuilding segments. During the three months ended March 31, 2013, cancellations of previously signed contracts totaled 34 compared to 35 during the three months ended March 31, 2012. As a percentage of the gross number of contracts signed, this represents 20% and 25%, respectively.

As of March 31, 2013 our inventory of unsold (speculative) homes, both completed and under construction, was 72 units, as compared to 62 units as of December 31, 2012.  As of March 31, 2013, approximately 40% of unsold homes were completed compared to approximately 34% as of December 31, 2012.

During the three months ended March 31, 2013 compared to the three months ended March 31, 2012, the number of homes closed increased by 29% and the related revenues increased by 37%. Our average sales price for homes closed during the three months ended March 31, 2013 increased to $249 compared to $233 for the three months ended March 31, 2012. We anticipate that we will close in excess of 80% of the homes in backlog as of March 31, 2013 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.

Net loss for the three months ended March 31, 2013 was $4,759 or $0.38 per basic and diluted share compared to $8,451 or $0.68 per basic and diluted share for the three months ended March 31, 2012.  The decrease in net loss for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to an increase in operating income, a decrease in other real estate expenses, and a decrease in gains attributable to non-controlling interests.

Combined operating loss from active adult communities and primary residential homebuilding was $217 for the three months ended March 31, 2013 as compared to $2,443 for the same period in 2012.  The decrease in net loss was primarily attributable to 18 additional home closings, a favorable mix of homes closed, and reduced divisional overhead in the first quarter of 2013 versus the first quarter of 2012.

Revenues from active adult operations increased $2,201 or 22% for the three months ended March 31, 2013 compared to the same period in 2012.  Expenses from active adult operations increased $433 or 3% for the three months ended March 31, 2013 compared to the same period in 2012. The increase in revenues is primarily attributable to seven additional closings and a favorable change in mix of homes closed, primarily at Solivita, for the three months ended March 31, 2013 than for the three months ended March 31, 2012.  The increase in expenses is attributable to increased closings and a change in the mix of homes closed, offset in part by reduced operating expenses in the first quarter of 2013 as compared to the first quarter of 2012.  During the three months ended March 31, 2013, we did not record any impairment charges in our active adult operations from homes completed or under construction, compared to impairments of approximately $152 for the three months ended March 31, 2012. The average sales price on closings from active adult homebuilding operations during the three months ended March 31, 2013 was $262 compared to $250 during the same period in 2012.

Index

The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during the three months ended March 31, 2013 was approximately 15% compared to approximately 14% during the same period in 2012.  The increase in average contribution margins is generally attributable to a change in mix of homes closed.  Both Solivita and CantaMia contributed to improved contribution margins in the first quarter as compared to the same period in 2012 with higher revenues per home closed and lower home construction costs per home closed.   Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations increased $2,909 or 38% for the three months ended March 31, 2013 compared to the same period in 2012. Expenses from primary residential operations increased $2,451 or 33% for the three months ended March 31, 2013 compared to the same period in 2012. The increase in revenues is primarily attributable to 11 additional closings, a favorable change in mix of homes closed in the first quarter of 2013 as compared to the first quarter of 2012, and our ability to increase sales prices in this segment as market conditions improved.  The increase in expenses is attributable to increased closings, a change in mix of homes closed, and increased operating expenses in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. During the three months ended March 31, 2013 and the three months ended March 31, 2012, we did not record any impairment charges in our primary residential operations from homes completed or under construction. The average sales price on closings from primary residential homebuilding operations for the three months ended March 31, 2013 was $237 compared to $216 for the same period in 2012.

The average contribution margin (excluding impairment charges) on closings from primary residential homebuilding operations for the three months ended March 31, 2013 was approximately 18% compared to approximately 13% for the same period in 2012. The increase in average contribution margins in the first quarter of 2013 as compared to the first quarter of 2012 is attributable to a favorable change in mix of homes closed coupled with sales price increases in our Phoenix primary homebuilding operations, and the first closings from our newest Central Florida community, Bellalago, which generally produces higher margins than our other offerings in this segment.  Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

Revenues and expenses from commercial and industrial and other land sales were $2,305 and $865, respectively, in the three months ended March 31, 2013, resulting in net income of $1,440.  Revenues and expenses from commercial and industrial and other land sales were $9,058 and $5,967, respectively, in the three months ended March 31, 2012, resulting in net income of $3,091.

Revenues from other operations increased $113 or 78% for the three months ended March 31, 2013 compared to the same period in 2012. Expenses from other operations decreased $26 or 28% for the three months ended March 31, 2013 compared to the same period in 2012. The increase in revenues is primarily attributable to increased leasing activities in the first quarter of 2013 as compared to the first quarter of 2012.

General and administrative expenses increased $399 or 12% for the three months ended March 31, 2013 compared to the same period in 2012. The increase was primarily due to increased IT and marketing consulting fees, professional accounting services related to the year-end audit, and increased testing required as a result of our new accounting and operational software system in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  These increases were offset in part by a decrease in legal fees in the first quarter of 2013 as compared to the same period in 2012.

Interest expense decreased $464 or 21% for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in interest expense is primarily attributable to an increase in the amount of interest expense we capitalized to homes under construction in the first quarter of 2013 as compared to the same period in 2012.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $1,434 or 69% for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in other real estate expenses for the three months ended March 31, 2013 is primarily attributable to a loss recognized in 2012 from land notes receivables write offs and restructuring of $541, and the 2012 write-off of an abandoned maintenance facility in Poinciana of $541.

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2013, we recognized an increase of $1,900 in the valuation allowance.  As of March 31, 2013, our deferred tax asset valuation allowance was $128,433.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of March 31, 2013, our cash and cash equivalents totaled $71,087, compared to cash and cash equivalents of $79,815 as of December 31, 2012. As of March 31, 2013 and December 31, 2012, total consolidated indebtedness was $105,402, including $100,000 carrying amount of our 7.50% Notes and 7.50% Exchange Notes and $5,402 carrying amount of our 4.50% Notes. Additionally, as of March 31, 2013, we had $4,727 in restricted cash, of which $3,615 is posted to collateralize outstanding letters of credit, compared to $4,682 in restricted cash as of December 31, 2012.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

Index

For the three months ended March 31, 2013, net cash used in operating activities amounted to $8,336, primarily to fund our operating losses, development, and home construction. Net cash used in investing activities amounted to $462, primarily due to investments in property and equipment.  Net cash provided by financing activities of $70, primarily attributable to contributions from joint venture partners, offset in part by the payment of withholding taxes related to restricted stock.

For the three months ended March 31, 2012, net cash used in operating activities amounted to $2,114, primarily to fund our operating losses. Net cash used in investing activities amounted to $336 due to part by sales of property and equipment, including a vacant building in Rio Rico. Net cash used in financing activities of $1,708 was attributable to a distribution to a joint venture partner from the sale of the assets of the joint venture and payment of withholding taxes related to restricted stock.

Financing

4.50% Convertible Senior Notes due 2024

On March 30, 2004, we issued $120,000 aggregate principal amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private offering.  The 4.50% Notes mature on April 1, 2024 unless earlier converted, redeemed or repurchased.

Interest: Interest on the 4.50% Notes is 4.50% per year, payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing October 1, 2004.

Conversion: The 4.50% Notes are convertible into our common stock upon the occurrence of certain triggers described in the Indenture dated March 30, 2004 between us and the trustee named therein (the “4.50% Indenture”).  Shares of our common stock, into which the 4.50% Notes are convertible, have been reserved for issuance.

Repurchase Right/Redemption Right: Holders of the 4.50% Notes had the right to require us to repurchase the 4.50% Notes for cash on April 1, 2011 and have the right to require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019 or upon the occurrence of a “fundamental change” (as defined in the 4.50% Indenture) or a “termination of trading” (as defined in the 4.50% Indenture).  We may, at any time, at our option, redeem for cash all or any portion of the outstanding 4.50% Notes.  In the case of a repurchase or redemption, we will pay a repurchase or redemption price, as applicable, equal to 100% of the principal amount, plus accrued and unpaid interest, if any.

On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171 using proceeds from the issuance of our 7.50% Notes discussed below.  On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes.

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

As of March 31, 2013 and December 31, 2012, $5,402 aggregate principal amount of the 4.50% Notes remain outstanding.

7.50% Senior Convertible Notes due 2016

On February 4, 2011, we completed an underwritten public offering for $100,000 aggregate principal amount of our 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”).  The 7.50% Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased.  The 7.50% Notes are governed by the Indenture and the First Supplemental Indenture, each dated February 4, 2011 (collectively, the “First Supplemental Indenture”), between us and the trustee named therein.

Index

Interest: Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing August 15, 2011.

Conversion: Holders may convert the 7.50% Notes into shares of our common stock at any time on or prior to the close of business on the business day immediately preceding the maturity date of February 15, 2016.  The 7.50% Notes are convertible at an initial conversion rate of 33.3333 shares of common stock per $1 principal amount of the 7.50% Notes (equivalent to an initial conversion price of approximately $30.00 per share).  The conversion rate, and thus the conversion price, may be adjusted under certain circumstances, including upon the occurrence of a “non-stock change of control” as such term is defined in the First Supplemental Indenture.  Upon any conversion, subject to certain exceptions, holders will not receive any cash payment representing accrued and unpaid interest.  Shares of our common stock, into which the 7.50% Notes are convertible, have been reserved for issuance.

Financial covenants: The First Supplemental Indenture includes the following financial covenants:

•	until February 15, 2014, we will maintain, at all times, cash and cash equivalents of not less than $20,000;

•	until February 4, 2013, our total consolidated indebtedness (as “indebtedness” is defined in the First Supplemental Indenture) may not exceed $150,000;

•
until February 4, 2013, our total consolidated indebtedness (as “indebtedness” is defined in the First Supplemental Indenture) shall not exceed $50,000 at any time, excluding for purposes of this covenant: (a) the 7.50% Notes, and (b) any indebtedness with a maturity date after February 15, 2014, which indebtedness does not provide the holder with a unilateral put right prior to February 15, 2014.

Repurchase Right: Holders of the 7.50% Notes have the right to require us to repurchase the 7.50% Notes on February 15, 2014 or upon the occurrence of a “fundamental change” (as defined in the First Supplemental Indenture), in each case at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.  The holders of the 7.50% Notes also have the right to require us to repurchase 50% of the 7.50% Notes upon the occurrence of a breach of any of the above financial covenants at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

 Redemption Right : We may, at any time on or after February 15, 2014, at our option, redeem for cash all or any portion of the outstanding 7.50% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, but only if the last reported sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day before the date that we provide the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the First Supplemental Indenture are met.

As of March 31, 2013 and December 31, 2012, $55,500 aggregate principal amount of the 7.50% Notes remain outstanding.

7.50% Senior Exchange Convertible Notes due 2016

 In July 2012, we entered into exchange agreements under which we retired $44,500 in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44,500 in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  The 7.50% Exchange Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased.  The 7.50% Exchange Notes are governed by the Indenture dated February 4, 2011 and the Second Supplemental Indenture dated July 25, 2012 between us and the trustee named therein (collectively, the “Second Supplemental Indenture”).

Interest: Interest on the 7.50% Exchange Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2013.

Conversion: The 7.50% Exchange Notes are convertible and have an initial conversion rate of 55.5555 shares of common stock per $1 principal amount of notes (equivalent to a conversion price of approximately $18.00 per share), subject to adjustment in certain events. We have the right, but not an obligation, to require holders to convert the 7.50% Exchange Notes in whole or in part if the closing price of our common stock equals or exceeds 130% of the conversion price then in effect for a specified period and certain other conditions are satisfied.  Shares of our common stock, into which the 7.50% Exchange Notes are convertible, have been reserved for issuance.

Financial covenants: The Second Supplemental Indenture includes the same financial covenants as those governing the 7.50% Notes, except that the outstanding 7.50% Exchange Notes, as well as the 7.50% Notes, are excluded from the third covenant.  We may suspend the operation of these financial covenants with respect to the 7.50% Exchange Notes if the aggregate principal amount outstanding of the 7.50% Notes and the 7.50% Exchange Notes does not exceed $33,000.

Repurchase Right: Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holders may require us to repurchase the 7.50% Exchange Notes on February 15, 2014. However, holders of the 7.50% Exchange Notes have the right to require us to repurchase the 7.50% Exchange Notes upon the occurrence of a “fundamental change” (as defined in the Second Supplemental Indenture).  The holders of the 7.50% Exchange Notes also have the right to require us to repurchase 50% of the 7.50% Exchange Notes upon the occurrence of a breach of any of the above financial covenants at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

Index

Redemption Right: We have the right to redeem the 7.50% Exchange Notes on or after February 15, 2015.  Prior to that date, the 7.50% Exchange Notes are redeemable, on one occasion only, upon the occurrence of certain events and the satisfaction of certain conditions (as described in the Second Supplemental Indenture).  In each case, the redemption price is equal to 100% of the principal amount, plus accrued and unpaid interest.

We have assessed the 7.50% Exchange Notes and concluded that the impact of any embedded derivative features are not material as of March 31, 2013, subject to further review over the life of the 7.50% Exchange Notes.  As of March 31, 2013 and December 31, 2012, $44,500 aggregate principal amount of the 7.50% Exchange Notes remain outstanding.

Performance Bonds

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2013, we had outstanding performance bonds of approximately $2,888. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Poinciana Parkway

The population of the Poinciana, Florida community is approximately 70,000 and we expect the population to grow in the coming years.  We currently own over 5,000 lots and nearly 10,000 acres of additional real estate in this community. While Poinciana has adequately accommodated the growing population with residential housing, including our Solivita development, the accompanying traffic infrastructure is constrained by Poinciana’s location in the midst of Reedy Creek Wetland System and Disney’s Wilderness Preserve.  Currently, there is only one four-lane arterial roadway connecting Poinciana to the regional road network.   All other access roads are two-lane roads with limited capacity.  The proposed Poinciana Parkway is approximately ten miles long, beginning in Poinciana and connecting to the US17/US92 in Polk County.  Once built, this roadway will provide significant relief to the currently constrained roadway infrastructure that accommodates the daily commuter traffic in Poinciana.  This relief will allow for continued growth in residential, commercial, and employment in the Poinciana community, all of which we believe will enhance our sales and land values in Poinciana.

In October of 2012, Osceola County, Polk County, the Osceola County Expressway Authority and Avatar Properties Inc., one of our wholly owned subsidiaries, entered in to an Agreement for Development of the Poinciana Parkway.

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API’s current plans for the Poinciana Parkway.  The Expressway Authority is in the process of selecting a general contractor to design the final configuration the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

If funding and construction of the Poinciana Parkway cannot be achieved as contemplated by the Development Agreement, the counties have no right to obtain damages or seek specific performance for API’s failure to perform under prior agreements with Polk and Osceola Counties regarding its obligation to fund and construct the Poinciana Parkway.   If the Development Agreement is terminated because funding of the Poinciana Parkway construction does not occur,  API shall be entitled to a one year extension of certain of its prior agreements with Osceola County.  If during such extension, API cannot obtain financing and begin construction of the Poinciana Parkway:  (i) a portion of API’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

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

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696, including accrued interest. As of March 31, 2013, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Index

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in AV Homes' market risk during the three months ended March 31, 2013. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II -- OTHER INFORMATION

Item 1A.	Risk Factors (Dollars in thousands)

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results.

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

Changes in these conditions may occur on a national scale, as is the case in the current downturn and nascent recovery, or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect markets, they could have a proportionately greater impact on us than on other homebuilding companies with smaller presences in these locally affected markets. Our operations are concentrated entirely in the markets of Florida and Arizona, which have been more adversely affected by the recent downturn and as a result the downturn has, and could continue to have, a more substantial impact on our business and financial results.

An oversupply of alternatives to new homes and reduction in homebuyer demand can adversely impact our ability to sell new homes.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, and other existing homes and rental properties, can also adversely impact our ability to sell new homes and can depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. It is difficult to calculate the total number of units at foreclosure risk due to potential “shadow inventory.”  Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders on the market gradually, rather than all at once, or delay the foreclosure process.

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

Our ability to respond to these factors is limited. The significant number of home mortgage foreclosures has increased supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home, although this trend is moderating in the Arizona market. However, due to the nature of Florida’s judicial foreclosure process, we believe that foreclosed homes coming onto the market in Florida will be an issue for the near term. The judicial foreclosure process had delayed the initiation of actions in Florida generally, as compared to other markets, and we have begun to experience an increase in foreclosure notifications on homes within our communities within the last several months. We believe this is a broader market trend. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. The price declines, in some cases, may cause current homeowners, particularly those in our active adult demographic, to delay the resale of their current home, impacting potential purchases of our new homes. With the decline in the values of homes and the inability of many homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy has weakened significantly, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, demand for new homes remains at historically low levels, and such current, and any future, weakened homebuyer demand could have an adverse effect on us.

Index

Our ability to generate sufficient cash or access our limited other sources of liquidity in order to operate our business and service our debt depends on many factors, some of which are beyond our control.

Our ability in the future to make payments on our outstanding indebtedness and to fund planned capital expenditures for construction and development costs will depend on our ability to generate sufficient cash flow and access other sources of capital.  Assuming all of our existing notes remain outstanding, we estimate our annualized interest incurred for the next twelve months will be approximately $7,740. For the years ended December 31, 2007 through 2012, our earnings were insufficient to cover our fixed charge obligations.

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

Our debt and debt service obligations increased significantly as a result of the issuance of the 7.50% Convertible Notes due 2016 (the “7.50% Notes”.) As of March 31, 2013, total consolidated indebtedness was $105,402. Cash and cash equivalents at March 31, 2013 was approximately $71,087. This level of debt could affect our future operations.  During the three months ended September 30, 2012, we entered into exchange agreements under which we retired $44,500 in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44,500 in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  Following these transactions, $55,500 in aggregate principal amount of the 7.50% Notes remained outstanding for a total indebtedness under the 7.50% Notes and the 7.50% Exchange Notes of $100,000.

We classify the 7.50% Notes as current debt as the holders of such notes may require us to repurchase them on February 15, 2014.  Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holder may require us to repurchase them on February 15, 2014.

As of March 31, 2013, total consolidated indebtedness was $105,402.  Cash and cash equivalents at March 31, 2013 was approximately $71,087.  This level of debt could affect our future operations in a number of ways, including, among others:

•
exposing us to the risks of an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

Index

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

Any of the above-listed factors could have a material adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 7.50% Notes, the 7.50% Exchange Notes, the 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes") and our other debt.

A higher level of indebtedness increases the risk that we may default on our debt obligations. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt and to fund potential future acquisitions of real estate and real-estate related assets.

Each indenture governing our 7.50% Notes, the 7.50% Exchange Notes, the 4.50% Notes, and any future indebtedness, contain or may contain financial and operating restrictions that may affect our ability to operate our business.

Each indenture governing the 7.50% Notes, the 7.50% Exchange Notes, and the 4.50% Notes contain various covenants that, among other things, require the maintenance of a certain amount of cash and cash equivalents and limit our ability to merge or sell assets. In addition, the indentures governing any future indebtedness may contain restrictions on our ability to incur indebtedness, grant certain liens to support indebtedness,  enter into certain affiliate transactions and make certain distributions. These covenants could adversely affect our ability to finance our future operations or capital needs, engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. In particular, any future restrictions on our ability to incur additional indebtedness may limit our ability to undertake new large scale master-planned development opportunities, and may thereby adversely affect our future growth and results of operations.

We may be unable to purchase the notes on certain specified dates or upon a fundamental change or designated event.

The holders of the 7.50% Notes have the right to require us to repurchase the 7.50% Notes on February 15, 2014 and the holders of the 4.50% Notes have the right to require us to repurchase the 4.50% Notes on April 1, 2014 and April 1, 2019, in each case at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.  We may not have the funds necessary on any such date to make the required repurchase of notes.  In addition, we may not have the funds necessary to fulfill our obligations under the 7.50% Notes, the 7.50% Exchange Notes, or the 4.50% Notes following a “fundamental change” as defined in each indenture governing the 7.50% Notes and the 7.50% Exchange Notes or a “designated event” as defined in the indenture governing the 4.50% Notes.  Upon the occurrence of a defined fundamental change, which definition includes a change of control (whether it be voluntary or involuntary), or a defined designated event, we will be required to offer to repurchase all of the applicable outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.  However, we may not have sufficient funds at the time of any such event to make the required repurchase of the notes.  Our failure to make or complete an offer to repurchase notes in connection with any such event would place us in default under each indenture governing the applicable notes.

We could enter into significant transactions that would not constitute a change of control requiring us to repurchase the notes, but that could adversely affect our risk profile.

We could, in the future, enter into certain transactions, including certain recapitalizations, that would not result in a change of control, but would increase the amount of indebtedness outstanding at such time or otherwise affect our capital structure or credit ratings. Such restrictions in each indenture governing the notes can be waived with the consent of the holders of a majority in principal amount of the notes then outstanding. If we were to significantly increase our indebtedness, we may have increased difficulty servicing our obligations and our results of operations may suffer.  See “Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.”

Index

We have contingent liabilities, and if any of such liabilities are called upon, it could have a material adverse effect on our liquidity and results of operations.

The population of the Poinciana community is approximately 70,000 and we expect the population to grow in the coming years.  The Company currently owns over 5,000 lots and nearly 10,000 acres of additional real estate in the community of Poinciana, Florida. While Poinciana has adequately accommodated the growing population with residential housing, including our Solivita development, the accompanying traffic infrastructure is constrained by Poinciana’s location in the midst of Reedy Creek Wetland System and Disney’s Wilderness Preserve.  Currently, there is only one four-lane arterial roadway connecting Poinciana to the regional road network.   All other access roads are two-lane roads with limited capacity.  The proposed Poinciana Parkway is approximately ten miles long, beginning in Poinciana and connecting to the US17/US92 in Polk County.  Once built, this roadway will provide significant relief to the currently constrained roadway infrastructure that accommodates the daily commuter traffic in Poinciana.  This relief will allow for continued growth in residential, commercial, and employment in the Poinciana community, all of which the Company believes will enhance its sales and land values in Poinciana.

In October of 2012, Osceola County, Polk County, the Osceola County Expressway Authority and Avatar Properties Inc., one of our wholly owned subsidiaries, entered in to an Agreement for Development of the Poinciana Parkway.

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API’s current plans for the Poinciana Parkway.  The Expressway Authority is in the process of selecting a general contractor to design the final configuration the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

If funding and construction of the Poinciana Parkway cannot be achieved as contemplated by the Development Agreement, the counties have no right to obtain damages or seek specific performance for API’s failure to perform under prior agreements with Polk and Osceola Counties regarding its obligation to fund and construct the Poinciana Parkway.   If the Development Agreement is terminated because funding of the Poinciana Parkway construction does not occur,  API shall be entitled to a one year extension of certain of its prior agreements with Osceola County.  If during such extension, API cannot obtain financing and begin construction of the Poinciana Parkway:  (i) a portion of API’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

In addition, certain of our communities have HOAs and we plan to have HOAs at most of our future communities.  In most of our existing communities, HOA dues paid by residents are insufficient to pay for all operating expenses and, therefore, we subsidize those HOAs.  We expect that to be the case in new communities as well in the early stages of selling out those communities.  Pursuant to these arrangements, we may become obligated to make greater payments, if assessments levied on and paid by homeowners are insufficient to cover such operating expenses when due.

In the event that we are called upon to satisfy any of these contingent liabilities, or any other contingent liabilities that may arise in the ordinary course of business but that have not come to our attention to date, it could significantly affect our liquidity and ability to generate cash flow, which could have a material adverse effect on our results of operations and financial condition.

We have a significant number of development liabilities related to our predecessor and its affiliates, over which we have little or no control as to the dates that payment may be required, and which could have a material adverse effect on our liquidity and results of operations.

Most of these liabilities relate to class action settlement agreements entered into by us in 1974 and the bankruptcy of our predecessor and its affiliates in the mid-1970s (collectively, the “Orders”).  Among other things, under the Orders, we are obligated to install certain utility infrastructure to lots sold by us in Rio Rico and Poinciana prior to such Orders (“Affected Lots”). Historically, we have identified such contingent obligations respecting the Orders in our Securities and Exchange Commission (“SEC”) filings supported by the report of an independent engineer.  In 2011, our management determined that such engineer estimates should be further evaluated by another independent engineer.  The second engineer’s report reflected a much greater cost to complete the utility infrastructure at Rio Rico as a result of more accurate measurements of linear feet of utility lines required, cost updates and advanced techniques in identifying the location and number of Affected Lots.  Our management also determined that an error was made in 2005 when the total mileage of water pipe mains required was reduced based on assumptions that are not supported by our current research.  Our estimate of the liability has been accrued and is included in the Estimated Development Liability for Sold Land line item in our consolidated balance sheet as of March 31, 2013.  If a significant number of the owners of the Affected Lots require AV Homes to install infrastructure in Rio Rico or Poinciana, it is possible that AV Homes may not have adequate liquidity to meet its obligations.

Index

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

Because many of our customers require mortgage financing, increases in interest rates and changes in federal lending programs or other regulations could lower demand for our products, limit our marketing effectiveness and limit our ability to fully realize our backlog.

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

In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of such provisions on lending institutions will depend on the rules that are ultimately enacted. However, these requirements, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could result in a decline of our home sales, which could materially and adversely affect us.

Index

Cancellations of home sales orders in backlog may increase as homebuyers choose to not honor their contracts.

We believe that the elevated cancellation rate experienced each of the last four years was largely a result of reduced homebuyer confidence, due principally to continued price declines, the growing number of foreclosures and continued high unemployment.  A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise again in the future.  Any increase in cancellations of home sales orders in backlog may have a material adverse impact on our results of operations.

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

Our business and results of operations are dependent on the availability and skill of subcontractors.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. While we generally anticipate being able to obtain sufficient materials and reliable subcontractors and believe that our relationships with subcontractors are good, the availability of qualified subcontractors in our markets has at times been constrained.  We do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

In addition, despite our quality control efforts, we may discover that our subcontractors were engaging in improper construction practices or installing defective materials in our homes. Any such issues may increase our warranty and customer service costs, subject us to fines or other penalties or injure our reputation.

Index

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

Index

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

The risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial and increase as consumer demand for housing decreases. The value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. If the fair market value of the land, lots and inventories we hold decreases, we may be required to reduce the carrying value of these assets and take significant impairment charges as we did in 2012. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for building lots controlled under option or similar contracts may be put at risk. In certain circumstances, a grant of entitlements or development agreement with respect to a particular piece of land may include restrictions on the transfer of such entitlements to a buyer of such land, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. In the present weak market conditions, we have sold homes and land for lower margins or at a loss and we have recorded significant inventory impairment charges and such conditions may persist. Because future market conditions are uncertain, we cannot provide assurance that we will be successful in managing our future inventory risks or avoiding future impairment charges.  Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Index

In addition, some real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

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

Although we operate in two primary markets, we have a high concentration of land assets in the Poinciana area market and are particularly susceptible to market fluctuations in that region.

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

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. Land parcels we acquire are generally undeveloped and typically do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes.  If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted.  We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. Furthermore, restrictions on immigration can create a shortage of skilled labor. Any of these regulatory issues can limit or delay home construction and increase our operating costs. We are also subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs or subject us to costs from fines, penalties and related litigation. These laws and regulations can also prohibit or severely restrict development and homebuilding activity in environmentally sensitive areas.

Index

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOL”), and we may generate additional NOL in 2013.  Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years, and we have recorded a valuation allowance against our net deferred tax assets that include the NOL (and certain related tax credits) that we have generated but have not yet realized.  At March 31, 2013, we had deferred tax assets, net of deferred tax liabilities, totaling $128,433 against which we have provided a full valuation allowance.  Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

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

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation.  The bulk of the land was transferred in 2006 and the final closing took place in 2007.  These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of approximately $24,400 from the gain on these sales until we sell replacement property provided we obtained qualifying replacement property for the Marion property by December 31, 2010.  We believe that we acquired appropriate replacement properties by December 31, 2010.  If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

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

Index

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

Increased regulation of the mortgage industry could harm our future sales and earnings.

The mortgage industry is under intense scrutiny and is facing increasing regulation at the federal, state and local level. Changes in regulation have the potential to negatively impact the full spectrum of mortgage related activity. Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, changes to the Federal Housing Administration’s rules to require increased Borrower FICO scores, increased down payment amounts, and potentially limiting the amount of permitted seller concessions, lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

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

Index

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3.2
Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to the Form 8-K filed on February 15, 2012, and incorporated herein by reference).

10.1	Form of performance-based Stock Award Agreement for executive officers. +

10.2	First Amendment to Amended and Restated Employment Agreement with Joseph Carl Mulac (filed herewith).

10.3	First Amendment to Amended and Restated Employment Agreement with Tina M. Johnston (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

+	Management contract or compensatory plan or arrangement.
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

AV HOMES, INC.

Date:	May 8 , 2013	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8 , 2013	By:	/s/ Tina M. Johnston
Tina M. Johnston Senior Vice President, Principal Financial Officer and Principal Accounting Officer