Form 10-Q/A
period 2013-03-31
AV Homes, Inc.
filed 2013-05-13
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

12,787,377 shares of AV Homes’ common stock ($1.00 par value) were outstanding as of May 6, 2013.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed by AV Homes, Inc. (“AV Homes,” the “Registrant” or the “Company”) to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed by the Registrant with the Securities and Exchange Commission (the “SEC”) on May 8, 2013 to amend and restate Part II, Item 6 of the Form 10-Q to correct certain errors in the exhibit list and file an exhibit that was inadvertently omitted.

AV HOMES, INC. AND SUBSIDIARIES

INDEX

PAGE
PART II. Other Information

Item 6. Exhibits	4

Signatures	5

PART II — OTHER INFORMATION

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 0-7616), and incorporated herein by reference).

3.2	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 0-7616), and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to the Form 8-K filed on February 15, 2012, and incorporated herein by reference).

10.1	Form of performance-based Stock Award Agreement for executive officers (filed herewith). +

10.2	First Amendment to Amended and Restated Employment Agreement with Joseph Carl Mulac. + †

10.3	First Amendment to Amended and Restated Employment Agreement with Tina M. Johnston. + †

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002). ††

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002). ††

101.INS	XBRL Instance Document.* †

101.SCH	XBRL Taxonomy Extension Schema.* †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.* †

101.DEF	XBRL Taxonomy Extension Definition Linkbase.* †

101.LAB	XBRL Taxonomy Extension Label Linkbase.* †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.* †

+	Management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Act of 1934 and otherwise are not subject liability under those sections.
†	Previously filed with the Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 8, 2013.
††	Previously furnished with the Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AV HOMES, INC.

Date: May 13 , 2013	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date: May 13 , 2013	By:	/s/ Tina M. Johnston
Tina M. Johnston Senior Vice President, Principal Financial Officer and Principal Accounting Officer

5