Form 10-Q
period 2013-06-30
AV Homes, Inc.
filed 2013-08-08
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

15,343,266 shares of AV Homes' common stock ($1.00 par value) were outstanding as of August 6, 2013.

AV HOMES, INC. AND SUBSIDIARIES

PART  I  --  FINANCIAL  INFORMATION

Item 1. Financial Statements

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Assets	(unaudited)
Cash and cash equivalents	$196,399	$79,815
Restricted cash	4,725	4,682
Land and other inventories	188,086	171,044
Receivables, net	6,813	6,730
Income tax receivable	1,293	1,293
Property and equipment, net	36,059	36,661
Investments in and notes receivable from unconsolidated entities	1,237	1,220
Prepaid expenses and other assets	10,405	10,777
Assets held for sale	16,483	25,649
Total Assets	$461,500	$337,871
Liabilities and Equity

Liabilities
Accounts payable	$4,908	$4,656
Accrued and other liabilities	14,150	12,978
Customer deposits and deferred revenues	3,653	1,985
Estimated development liability for sold land	32,945	32,974
Notes payable	105,402	105,402
Total Liabilities	$161,058	$157,995

Contingent convertible cumulative redeemable preferred stock	93,206	—

Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 15,454,140 shares at June 30, 2013
12,938,157 shares at December 31, 2012	15,454	12,938
Additional paid-in capital, Common	296,233	262,363
Retained (deficit) earnings	(115,537)	(106,110)
	196,150	169,191
Treasury stock: at cost, 110,874 shares at June 30, 2013 and December 31, 2012	(3,019)	(3,019)
Total AV Homes stockholders’ equity	193,131	166,172
Non-controlling interests	14,105	13,704
Total Equity	207,236	179,876
Total Liabilities and Equity	$461,500	$337,871

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the six and three months ended June 30, 2013 and 2012
(unaudited)
(Dollars in thousands except per share amounts)

	Six Months		Three Months
	2013	2012	2013	2012
Revenues
Real estate revenues
Homebuilding	$45,253	$32,972	$22,705	$15,534
Commercial and industrial and other land sales	8,882	12,057	6,577	2,999
Other real estate	438	210	181	66
Total real estate revenues	54,573	45,239	29,463	18,599
Interest income	34	63	25	32
Other	68	374	68	335
Total revenues	54,675	45,676	29,556	18,966

Expenses
Real estate expenses
Homebuilding	45,790	38,706	23,025	18,825
Commercial and industrial and other land sales	5,257	7,344	4,392	1,377
Other real estate	1,399	3,305	692	1,251
Total real estate expenses	52,446	49,355	28,109	21,453
Impairment charges	45	3,580	45	3,428
General and administrative expenses	7,997	6,663	4,292	3,357
Interest expense	3,536	4,353	1,763	2,116
Total expenses	64,024	63,951	34,209	30,354
Loss from unconsolidated entities	(78)	(79)	(15)	(43)
Loss before income taxes	(9,427)	(18,354)	(4,668)	(11,431)
Income tax (expense) benefit	—	—	—	—
Net loss and comprehensive loss	(9,427)	(18,354)	(4,668)	(11,431)
Net income (loss) attributable to non-controlling interests in consolidated entities	—	1,442	—	(86)
Net loss and comprehensive loss attributable to AV Homes stockholders	$(9,427)	$(19,796)	$(4,668)	$(11,345)
Basic and Diluted Loss Per Share	$(0.74)	$(1.58)	$(0.36)	$(0.91)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013 and 2012
(unaudited)
(Dollars in thousands)

	Six Months
	2013	2012
OPERATING ACTIVITIES
Net loss	$(9,427)	$(18,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,344	2,189
Amortization of stock-based compensation	615	845
Impairment of land and other inventories	45	3,580
Loss from unconsolidated entities	78	79
Loss from disposal of assets	22	—
Changes in operating assets and liabilities:
Restricted cash	(43)	2,352
Receivables, net	(83)	(601)
Land and other inventories	(17,087)	1,898
Assets held for sale	9,166	4,000
Prepaid expenses and other assets	372	(958)
Accounts payable, estimated development liability, and accrued and other liabilities	1,395	684
Customer deposits and deferred revenues	1,668	(131)
NET CASH USED IN OPERATING ACTIVITIES	(11,935)	(4,417)

INVESTING ACTIVITIES
Investment in property and equipment	(764)	(2,336)
Return of capital from unconsolidated entities	—	13
Investment in unconsolidated entities	(95)	(66)
NET CASH USED IN INVESTING ACTIVITIES	(859)	(2,389)

FINANCING ACTIVITIES
Issuance of common shares	35,805	—
Issuance of preferred shares	93,206	—
Contributions from consolidated joint venture partner	401	189
Distributions to consolidated joint venture partner	—	(1,785)
Payment of withholding taxes related to restricted stock and units withheld	(34)	(36)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	129,378	(1,632)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116,584	(8,438)
Cash and cash equivalents at beginning of period	79,815	124,316
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,399	$115,878

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
June 30, 2013
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

The consolidated balance sheets as of June 30, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the six and three months ended June 30, 2013 and 2012 and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TPG Investment in Company
On June 19, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") by and among AV Homes and TPG Aviator, L.P. ("TPG") pursuant to which TPG agreed to acquire 2,557,474 shares of AV Homes’ common stock, par value $1.00 per share (the “Common Stock"), at a purchase price of $14.65 per share, and 665,754.3 shares of a newly authorized series of the AV Homes’ preferred stock, designated as Series A Contingent Convertible Cumulative Redeemable Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock"), at a purchase price and liquidation preference of $146.50 per share, for an aggregate investment in AV Homes by TPG of $135,000.

On June 20, 2013, AV Homes and TPG closed the transactions (the “TPG Investment") contemplated by the Purchase Agreement, and AV Homes issued to TPG the Common Stock and the Series A Preferred Stock in the amounts and in exchange for the purchase price described above.

The Series A Preferred Stock will be convertible into shares of Common Stock following the receipt of the requisite approval of AV Homes’ stockholders at an initial conversion ratio equal to ten shares of Common Stock per share of Series A Preferred Stock, subject to adjustment. In the Purchase Agreement, we agreed to use our reasonable best efforts to hold, within 90 days following the closing, a meeting of our stockholders to vote on the approval of the conversion of the Series A Preferred Stock into Common Stock and certain other matters set forth in the related stockholders agreement (such approval, the “Stockholder Approval"). In the event that the Stockholder Approval is not obtained at the first stockholders’ meeting, then we have agreed to, upon TPG’s request, use our reasonable best efforts to call additional stockholders’ meetings on two additional occasions during the first year following the closing and on an annual basis thereafter for the purpose of obtaining such approval. We expect to exercise our right to require the conversion of the Series A Preferred Stock into Common Stock upon receipt of Stockholder Approval.

If we do not receive Stockholder Approval and convert the Series A Preferred Stock, the mandatory dividend rate applicable to the Series A Preferred Stock will increase to (i) 8% per annum beginning December 17, 2013 and continuing until September 17, 2014, (ii) 12% per annum beginning September 18, 2014 and continuing until September 17, 2015, and (iii) 15% per annum thereafter. If any Series A Preferred Stock remains outstanding on December 17, 2013, (a) the aggregate liquidation preference for the Series A Preferred Stock will increase from the amount originally paid by TPG for the Series A Preferred Stock to 110% of such amount and (b) the number of shares of Common Stock received upon conversion of the Series A Preferred Stock will increase by 10%. The increase in liquidation preference will cause the effective dividend rates on the Series A Preferred Stock to be 10% higher.

At any time after June 20, 2018, holders of Series A Preferred Stock can require us to purchase all of such holder's Series A Preferred Stock for a per share redemption price equal to the greater of: (a) the per share liquidation preference of such holder's Series A Preferred Stock, and (b) the average closing price per share of our common stock for the 20 trading days preceding the date we receive notice of the exercise multiplied by the conversion ratio (but without giving effect to the potential 10% increase in the conversion ratio described above). We have the right to redeem all (but not less than all) of the Series A Preferred Stock at any time between June 20, 2014 and June 20, 2015 for the same per share redemption price. Upon the public announcement of a change of control each holder of Series A Preferred Stock shall have the right, during a twenty day option period, to require that the Company redeem all (but not less than all) of such holder's Series A Preferred Stock for a per share redemption price equal to the greater of: (a) the sum of the liquidation preference plus a make-whole amount equal to the aggregate amount of all dividends that would have accrued from the date of the change of control through June 20, 2018, and (b) the greater of (x) average closing price per share of Company's common stock for the twenty trading days preceding the fifth day prior to consummation of the change of control transaction multiplied by the conversion ratio (but without giving effect to the potential 10% increase in the conversion ratio described above) and (y) the per share consideration received by Company's common stockholders in such transaction.

In accordance with GAAP, the Series A Preferred Stock has been classified outside of permanent equity because the redemption provisions are not solely within our control. We incurred approximately $6,000 of transaction fees in connection with the TPG Investment, which have been allocated between the common and preferred stock and offset against the proceeds received. The beneficial conversion features of the Series A Preferred Stock will not be amortized until the contingency is realized. In addition, a contingent beneficial conversion feature will not be recorded or amortized until the contingency is resolved or management no longer deems the resolution of the contingency probable within the 180 day period. We have assessed the provisions of the Series A Preferred Stock and concluded that the impact of any embedded derivative features are not material as of June 30, 2013.

Note B - Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of June 30, 2013, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $4,725 and $4,682 as of June 30, 2013 and December 31, 2012, respectively. The balance as of June 30, 2013 is comprised primarily of $3,618 on deposit with Citibank to collateralize letters of credit outstanding, $481 in land escrow accounts and $571 of housing deposits from customers that will become available when the housing contracts close.

Note C - Receivables, net

Receivables, net includes amounts in transit or due from title companies for home closings, membership dues related to our amenity operations, and contracts and mortgage notes receivable from the sale of land.

Note D - Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of both June 30, 2013 and December 31, 2012, we had $1,293 of income tax receivable. The amount was received subsequent to June 30, 2013.

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

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.  Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would vary, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows, which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the six and three months ended June 30, 2013 our impairment assessment resulted in impairment charges of $45 which related to homes completed or under construction. During the six and three months ended June 30, 2012, our impairment assessment resulted in impairment charges of $733 and $581, respectively, which related to homes completed or under construction, and $2,847 in impairment charges related to land developed and/or held for future development or sale. Our evaluation of land developed and/or held for future development or sale did not result in impairment charges during the six and three months ended June 30, 2013.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows.

Housing communities: Activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the six and three months ended June 30, 2013 and 2012 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing various factors such as actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. The build-out of our active adult residential communities generally exceeds five years. Our assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables to these assumptions could significantly affect the potential for future impairments.

Declines in contribution margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.

Land developed and/or held for future development or sale: Our land developed and/or held for future development or sale represents land holdings for the potential development of future active adult and/or primary residential communities, commercial and industrial uses. For land developed and/or held for future development or sale, indicators of potential impairment include changes in use, changes in local market conditions, declines in the selling prices of similar assets and increases in costs. If indicators are present, the asset is reviewed for impairment. In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows could be significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated costs of home construction, estimated land and land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows could also be impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas where we own land for future development, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. Factors that we consider in determining the appropriateness of moving forward with land development or whether to write-off the related amounts capitalized include: our current inventory levels, local market economic conditions, availability of adequate resources and the estimated future net cash flows to be generated from the project.

Land and Other Inventories consist of the following:

	June 30, 2013	December 31, 2012
Active Adult
Land developed and in process of development	$59,998	$51,341
Land held for future development or sale	54,356	53,526
Homes completed or under construction	27,072	21,974
Total Active Adult	141,426	126,841

Primary Residential
Land developed and in process of development	20,907	22,088
Homes completed or under construction	12,669	8,589
Total Primary Residential	33,576	30,677

Land developed and in process of development--Other	13,061	13,502
Other	23	24
	$188,086	$171,044

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

Property and Equipment includes the cost of amenities, such as club facilities on properties, owned by us. The cost of amenities includes expenditures for land acquisition, land development and direct and allocated construction costs. Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the six and three months ended June 30, 2013 and June 30, 2012, we did not identify indicators of impairments for Property and Equipment.

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

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API’s current plans for the Poinciana Parkway.  The Expressway Authority is in the process of selecting a general contractor to design the final configuration of the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

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

As of June 30, 2013 and December 31, 2012, $5,402 aggregate principal amount of the 4.50% Notes remain outstanding.

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

Financial covenants: The First Supplemental Indenture includes the following financial covenants:

•	until February 15, 2014, we will maintain, at all times, cash and cash equivalents of not less than $20,000;

•	until February 4, 2013, our total consolidated indebtedness (as “indebtedness” is defined in the First Supplemental Indenture) may not exceed $150,000; and

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

As of June 30, 2013 and December 31, 2012, $55,500 aggregate principal amount of the 7.50% Notes remain outstanding.

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

We have assessed the 7.50% Exchange Notes and concluded that the impact of any embedded derivative features are not material as of June 30, 2013, subject to further review over the life of the 7.50% Exchange Notes.  As of June 30, 2013 and December 31, 2012, $44,500 aggregate principal amount of the 7.50% Exchange Notes remain outstanding.

The following table represents interest incurred, interest capitalized, and interest expense for the six and three months ended June 30, 2013 and 2012:

	Six Months		Three Months
	2013	2012	2013	2012
Interest incurred	$4,650	$4,683	$2,326	$2,334
Interest capitalized	(1,114)	(330)	(563)	(218)
Interest expense	$3,536	$4,353	$1,763	$2,116

We made interest payments of $4,057 and $3,898 during the six months ended June 30, 2013 and 2012, respectively.

Note I - Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We may have recourse against subcontractors for claims relating to workmanship and materials. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets. Warranty payments incurred for individual homes may differ from the related accrual established for the home at the time it was closed.

During the six and three months ended June 30, 2013 and 2012, changes in the warranty reserve consisted of the following:

	Six Months		Three Months
	2013	2012	2013	2012
Accrued warranty reserve, beginning of period	$549	$537	$453	$601
Estimated warranty expense	255	319	147	155
Amounts charged against warranty reserve	(307)	(316)	(103)	(216)
Accrued warranty reserve, end of period	$497	$540	$497	$540

Note J - Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the six and three months ended June 30, 2013 and 2012 did not assume the effect of restricted stock units, employee stock options, the 7.50% Notes, the 7.50% Exchange Notes, or the 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic loss per share includes the cancellation of 2,364 shares and 0 shares of common stock and the issuance of 2,565,607 shares and 2,559,833 shares of common stock for the six and three months ended June 30, 2013, respectively, and cancellation of 5,072 shares of common stock and issuance of 7,160 shares of common for the six and three months ended June 30, 2012.  In accordance with ASC 260, non-vested restricted shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the six and three months ended June 30, 2013 and 2012:

	Six Months		Three Months
	2013	2012	2013	2012
Numerator:
Basic and diluted loss per share – net loss	$(9,427)	$(19,796)	$(4,668)	$(11,345)
Denominator:
Basic and diluted weighted average shares outstanding	12,824,927	12,522,663	12,993,514	12,523,843

Note K - Repurchase of Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112, including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities.  In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696, including accrued interest.  As of June 30, 2013, the remaining authorization is $18,304.

Note L - Non-controlling Interest

AV Homes has consolidated certain limited liability companies (the "LLCs"), which qualify as variable interest entities (“VIEs”) because we determined that AV Homes is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in AV Homes’ consolidated financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At June 30, 2013 and December 31, 2012, non-controlling interest was $14,105 and $13,704, respectively.

Note M - Comprehensive Loss

Net loss and comprehensive loss are the same for the six and three months ended June 30, 2013 and 2012.

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

As of June 30, 2013, an aggregate of 1,125,716 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 217,288 options, restricted stock units and stock units granted. There were 908,428 shares available for grant at June 30, 2013.

During the six months ended June 30, 2013, we cancelled the issuance of 114,750 restricted shares granted in 2011 to certain executives and issued additional performance-based restricted shares in exchange.  We also issued performance-based restricted shares to other members of management.  Vesting is contingent upon the achievement of certain performance objectives, some of which are subjective in nature.  Compensation cost for these awards is recognized over the service period, and variable accounting is applied whereby the fair value of the award is remeasured each reporting period until vesting occurs.  The cancellation and issuance of shares was accounted for as a modification with the future compensation expense computed using the greater of unamortized fair value of the cancelled awards or the incremental fair value as remeasured each reporting period.

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the six months ended June 30, 2013 and 2012 was $615 and $846, respectively, all of which relates to restricted stock units. Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the three months ended June 30, 2013 and 2012 was $331 and $426. During the six months ended June 30, 2013, we executed amendments to the Amended and Restated Employment Agreements with two of our executives.  Under the terms of these amendments, 114,750 restricted shares were cancelled and replaced with new awards.  During the three months ended June 30, 2013, we granted 17,268 shares of restricted stock, which have a weighted average grant date fair value of $13.77 per share. No restricted stock unit awards or stock options were granted during the three months ended June 30, 2012.

As of June 30, 2013, there was $2,388 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.86 years.

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

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the six months ended June 30, 2013 we recognized an increase of $3,715 in the deferred tax valuation allowance against net deferred tax assets generated from the pretax loss for the quarter. As of June 30, 2013, our deferred tax asset valuation allowance was $130,248.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

On October 25, 2010, we received notification from the Internal Revenue Service (the “IRS”) that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined.  On February 10, 2012, AV Homes agreed with the IRS’s Notice of Proposed Adjustment to the 2009 net operating loss carryback.  This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivables in the same amount.  Income tax receivable as of June 30, 2013 and December 31, 2012 consists of $1,293 in anticipated income tax refunds.

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

As of June 30, 2013, AV Homes' assets measured at fair value were homes completed or under construction whose carrying value was adjusted to a fair value of $1,894, representing a loss of $45 for the quarter ended June 30, 2013. These assets are classified in Level 3 of the fair value hierarchy.

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

For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value.  Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would vary depending on the stage of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

The carrying amounts and fair values of our financial instruments at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
4.50% Notes	$5,402	$5,481	$5,402	$5,343
7.50% Notes and 7.50% Exchange Notes	$100,000	$111,160	$100,000	$101,500

In estimating the fair value of financial instruments, we used the following methods and assumptions:

7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes: At June 30, 2013 and December 31, 2012, the fair value of the 7.50% Notes, 7.50% Exchange Notes, and the 4.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Note R - Investments in Partnerships and LLCs

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

We participate in entities with equity interests ranging from 20% to 58.2% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest. These entities are VIEs and our investments in these entities, along with other arrangements, represent variable interests, depending on the contractual terms of the arrangement. We analyze these entities when they are entered into or upon a reconsideration event.

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

We determined that these entities qualify as VIEs, which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of June 30, 2013, our consolidated balance sheets include $33,267 in Land and Other Inventories from these LLCs. As of December 31, 2012, our consolidated balance sheets include $32,659 in Land and Other Inventories from these LLCs.

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

As of June 30, 2013, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners. The assets of our VIEs can only be used to settle obligations of the VIEs.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at June 30, 2013 and December 31, 2012 are accounted for under the equity method.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

Prior to 2010, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs, and we subsequently sold developed and partially developed land to each of these LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each. AV Homes made contributions totaling $94 and $66 to its unconsolidated entities during the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

The following are the combined condensed balance sheets of our unconsolidated entities as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Assets:
Cash	$129	$53
Land and other inventory	6,126	6,126
Other assets	6	6
Total assets	$6,261	$6,185
Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$83	$83
Partners’ capital of:
AV Homes	1,237	1,220
Equity partners	4,941	4,882
Total liabilities and partners’ capital	$6,261	$6,185

The following are the combined condensed statements of operations of our unconsolidated entities for the six and three months ended June 30, 2013 and 2012:

	Six Months		Three Months
	2013	2012	2013	2012
Revenues	$—	$—	$—	$—
Costs and expenses	181	194	43	103
Net loss from unconsolidated entities	$(181)	$(194)	$(43)	$(103)
AV Homes' share of loss from unconsolidated entities	$(78)	$(79)	$(15)	$(43)

Note S - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	June 30, 2013	December 31, 2012
Gross estimated unexpended costs	$35,850	$35,879
Less costs relating to unsold homesites	(2,905)	(2,905)
Estimated development liability for sold land	$32,945	$32,974

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs.  In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $29 and $121 during the six months ended June 30, 2013 and 2012, respectively, and $10 and $21 during the three months ended June 30, 2013 and 2012, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Note T - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable, in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $452 and $258, which have been accrued in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2013, we had outstanding performance bonds of approximately $2,953. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note U - Business Segments

The following table summarizes AV Homes' information for reportable segments for the six and three months ended June 30, 2013 and 2012:

	Six Months		Three Months
Revenues:	2013	2012	2013	2012
Segment revenues
Active adult communities	$22,162	$19,896	$10,156	$10,091
Primary residential	23,091	13,076	12,549	5,443
Commercial and industrial and other land sales	8,882	12,057	6,577	2,999
Other operations	438	210	181	66
	54,573	45,239	29,463	18,599
Unallocated revenues
Interest income	34	63	25	32
Other	68	374	68	335
Total revenues	$54,675	$45,676	$29,556	$18,966
Operating income (loss):
Segment operating income (loss)
Active adult communities	$(2,433)	$(5,258)	$(1,554)	$(2,611)
Primary residential	1,851	(1,209)	1,189	(1,413)
Commercial and industrial and other land sales	3,625	4,713	2,185	1,622
Other operations	254	67	66	18
	3,297	(1,687)	1,886	(2,384)
Unallocated income (expenses)
Interest income	34	63	25	32
Equity loss from unconsolidated entities	(78)	(79)	(15)	(43)
Net (gain)/loss attributable to non-controlling interests	—	(1,442)	—	86
General and administrative expenses	(7,996)	(6,663)	(4,292)	(3,357)
Interest expense	(3,536)	(4,353)	(1,763)	(2,116)
Other real estate expenses	(1,148)	(2,788)	(509)	(716)
Impairment of land developed or held for future development	—	(2,847)	—	(2,847)
Loss attributable to AV Homes	$(9,427)	$(19,796)	$(4,668)	$(11,345)

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

Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business and other factors as are described in Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.  Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

Executive Overview and Outlook

We are engaged in the business of homebuilding, community development, and land sales in Florida and Arizona. Our home sales in the first six months of 2013 demonstrate moderate and steady improvement as the homebuilding industry continues to recover from the previous downturn. We also engage in other activities such as the operation of amenities and the sale of commercial and industrial land for third-party development. These activities are also benefiting from improved market conditions.

     Our business strategy includes the development of residential communities for people age 55 and older, including the construction and sales of residences within those communities, and the construction and sale of primary residences for people of all ages.

We believe the demographic trends and lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for our active adult business segment. Solivita and Vitalia at Tradition, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, serve as our flagship active adult communities.  In the first six months of 2013 we saw marked improvement in customer traffic at all three communities, resulting in year-over-year improvement in sales.  We anticipate developing two more communities that will broaden our geographic footprint and product offering, which will provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

Our current primary homebuilding sales activities include three primary locations, two in Florida and one in Arizona, with additional communities in the pipeline for both states.  Based on our internal projections, we expect to sell out of lots at all three communities within the next 12 to 15 months and are actively looking for additional replacement lot positions.  These replacement positions may require new acquisitions of developed or undeveloped lots, or we may decide to develop current land holdings, depending on market conditions within the vicinity of these assets.

During the quarter ended June 30, 2013, an affiliate of a leading global private investment firm, TPG, invested $135,000 in our company. We plan to use the proceeds, net of transaction costs, to accelerate the implementation of our strategic plan, which includes growth in both of our business segments in our existing and new high-potential housing markets.

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

Our cash flow from operations in the first six months of 2013 was insufficient to cover our primary recurring costs for interest payments, real estate taxes, HOA subsidies, and unallocated general & administrative expenses.  We anticipate that we will continue to generate operating losses during 2013.  In addition, our 7.50% Notes may be put to us in February 2014. We believe the TPG investment provides us with sufficient liquidity for the potential debt put, and to fund new investments or engage in new initiatives that are consistent with our strategy.  We may seek additional financing from capital markets or other sources to further fund our growth initiatives or repay debt upon maturity.

During the six months ended June 30, 2013, our homebuilding results reflected some improvement over 2012.  We have experienced a strengthening market in the homebuilding industry and in the geographical areas in which we operate. Sales and customer traffic both increased during the second quarter of 2013 compared to the same period last year.  During the quarter we signed 119 sales contracts, net of cancellations, and closed 82 sales generating $20,122 of revenue as compared to signing 101 sales contracts, net of cancellations, and closing 59 sales generating $13,431 of revenue in the second quarter of 2012.  Our average price per unit of homes closed in the quarter was $245 per unit, a 7% increase from the same period last year.  We are encouraged by improved market conditions; however, our sales are seasonal, in particular at the active adult communities, where traffic typically declines during the summer months.

We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses.  We have introduced strategies and procedures that are designed to streamline our homebuilding operations by simplifying processes and employing value-engineering practices to help us deliver quality, well-built homes.  In addition, we will continue to examine our assets to determine which assets fit within our primary business strategy.

The following is a breakdown of our land holdings as of June 30, 2013:

	Total	Closed	Developed	Partially Developed	Raw	Total Remaining Lots	Total
	Lots (1)(2)	Lots					Acres (3)
Principal Communities
Active Adult Communities

Florida
Solivita (4)	10,387	3,630	784	564	5,409	6,757
Tradition	1,244	194	264	364	422	1,050
	11,631	3,824	1,048	928	5,831	7,807

Arizona
CantaMia (5)	1,286	138	86	398	664	1,148
Eastmark	900	—	—	—	900	900
	2,186	138	86	398	1,564	2,048

Total Active Adult Communities	13,817	3,962	1,134	1,326	7,395	9,855

Primary Residential Communities

Florida	2,737	1,402	698	637	—	1,335
Arizona	142	117	25	—	—	25

Total Primary Residential Communities	2,879	1,519	723	637	—	1,360

Multi-Family Communities	218	—	—	—	218	218

Total Principal Communities	16,914	5,481	1,857	1,963	7,613	11,433

Not Actively Building or Developing
Platted Scattered Lots (6)	4,726	3,171	850	674	31	1,555
Unplatted Scattered Lots	—	—	—	—	—	—	53
Joint Venture Lots	234	—	234	—	—	234

Platted Scattered Mixed-Use Raw Land	102	2	33	67	—	100
Unplatted Scattered Mixed-Use Raw Land	—	—	—	—	—	—	14,976

Total Not Actively Building or Developing	5,062	3,173	1,117	741	31	1,889	15,029

Platted Residential	4,557	4	53		4,500	4,553
Unplatted Residential, Commerical or Industrial							448
Total Land Held for Sale	4,557	4	53	—	4,500	4,553	448

Commercial & Industrial (7)		—	—	—	—	—	1,619
Total Commercial & Industrial:		—	—	—	—	—	1,619

Grand Total:	26,533	8,658	3,027	2,704	12,144	17,875	17,096

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
(6) Included in scattered lots are 653 Poinciana lots (16 developed and 637 partially developed) and 1,005 Rio Rico lots (870 developed, 105 partially developed, and 30 raw).
(7) Commercial and industrial land within this category is reflected as gross acres.

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the six and three months ended June 30, 2013 and 2012:

	Six Months		Three Months
	2013	2012	2013	2012
Operating income (loss):
Active adult communities
Revenues
Homebuilding	$18,606	$16,340	$8,385	$8,307
Amenity	3,556	3,556	1,771	1,784
Expenses
Homebuilding	15,946	14,726	7,243	7,658
Homebuilding Selling, General and Administrative	4,542	6,601	2,413	3,070
Amenity	4,107	3,827	2,054	1,974
Segment operating loss	(2,433)	(5,258)	(1,554)	(2,611)

Primary residential
Revenues
Homebuilding	21,672	11,861	11,739	4,828
Amenity	1,419	1,215	810	615
Expenses
Homebuilding	17,718	10,837	9,545	4,670
Homebuilding Selling, General and Administrative	2,135	2,280	1,066	1,533
Amenity	1,387	1,168	749	653
Segment operating income (loss)	1,851	(1,209)	1,189	(1,413)

Commercial and industrial and other land sales
Revenues	8,882	12,057	6,577	2,999
Expenses	5,257	7,344	4,392	1,377
Segment operating income	3,625	4,713	2,185	1,622

Other operations
Revenues	438	210	181	66
Expenses	184	143	115	48
Segment operating income	254	67	66	18

Operating income (loss)	3,297	(1,687)	1,886	(2,384)

Unallocated income (expenses):
Interest income	34	63	25	32
Equity loss from unconsolidated entities	—	(79)	(15)	(43)
Net (gain)/loss attributable to non-controlling interests	(78)	(1,442)	—	86
Corporate general and administrative expenses	(7,997)	(6,663)	(4,292)	(3,357)
Interest expense	(3,536)	(4,353)	(1,763)	(2,116)
Other real estate expenses, net	(1,147)	(2,788)	(509)	(716)
Impairment of land developed or held for future development	—	(2,847)	—	(2,847)
Loss before income taxes	(9,427)	(19,796)	(4,668)	(11,345)
Income tax benefit	—	—	—	—
Net loss attributable to AV Homes	$(9,427)	$(19,796)	$(4,668)	$(11,345)

Data from closings for the active adult and primary residential homebuilding segments for the six and three months ended June 30, 2013 and 2012 is summarized as follows:

For the six months ended June 30,	Number of Units	Revenues	Average Price Per Unit
2013
Active adult communities	73	$18,606	$255
Primary residential	90	21,672	$241
Total	163	$40,278	$247
2012
Active adult communities	66	$16,290	$247
Primary residential	56	11,823	$211
Total	122	$28,113	$230

For the three months ended June 30,	Number of Units	Revenues	Average Price Per Unit
2013
Active adult communities	34	$8,385	$247
Primary residential	48	11,739	$245
Total	82	$20,124	$245
2012
Active adult communities	34	$8,307	$244
Primary residential	25	5,126	$205
Total	59	$13,433	$228

Data from contracts signed for the active adult and primary residential homebuilding segments for the six and three months ended June 30, 2013 and 2012 is summarized as follows:

For the six months ended June 30,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2013
Active adult communities	199	(25)	174	$39,531	$227
Primary residential	124	(44)	80	19,001	$238
Total	323	(69)	254	$58,532	$230

2012
Active adult communities	121	(37)	84	$20,907	$249
Primary residential	147	(24)	123	26,892	$219
Total	268	(61)	207	$47,799	$231

For the three months ended June 30,
2013
Active adult communities	102	(12)	90	$20,493	$228
Primary residential	52	(23)	29	8,648	$298
Total	154	(35)	119	$29,141	$245

2012
Active adult communities	55	(13)	42	$10,371	$247
Primary residential	72	(13)	59	14,224	$241
Total	127	(26)	101	$24,595	$244

Backlog for the active adult and primary residential homebuilding segments as of June 30, 2013 and 2012 is summarized as follows:

As of June 30,	Number of Units	Dollar Volume	Average Price Per Unit
2013
Active adult communities	164	$38,404	$234
Primary residential	112	24,765	$221
Total	276	$63,169	$229
2012
Active adult communities	63	$16,336	$259
Primary residential	120	24,918	$208
Total	183	$41,254	$225

The number of net housing contracts signed during the six and three months ended June 30, 2013 compared to the same periods in 2012 increased 23% and 18%, respectively. The dollar value of housing contracts signed increased 22% and 18%, respectively. The year-over-year increase in volume of housing contracts signed for the six months ended June 30 indicates improved market conditions for both of our homebuilding segments. During the six and three months ended June 30, 2013, cancellations of previously signed contracts totaled 69 and 35 compared to 61 and 26 during the six and three months ended June 30, 2012. As a percentage of the gross number of contracts signed, this represents 22% and 23% for the six and three months ended June 30, 2013, respectively. As a percentage of the gross number of contracts signed, this represents 23% and 20% for the six and three months ended June 30, 2012, respectively.

As of June 30, 2013 our inventory of unsold (speculative) homes, both completed and under construction, was 64 units, as compared to 62 units as of December 31, 2012.  As of both June 30, 2013 and December 31, 2012, approximately 34% of unsold homes were completed.

During the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the number of homes closed increased by 34% and the related revenues increased by 43%. Our average sales price for homes closed during the six months ended June 30, 2013 increased to $247 compared to $230 for the six months ended June 30, 2012. We anticipate that we will close in excess of 75% of the homes in backlog as of June 30, 2013 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.

Net loss for the six and three months ended June 30, 2013 was $9,427 or $0.74 per basic and diluted share and $4,668 or $0.36 per basic and diluted shared, respectively, compared to $19,796 or $1.58 per basic and diluted share and $11,345 or $0.91 per basic and diluted shared, respectively, for the six and three months ended June 30, 2012.  The decrease in net loss for the six and three months ended June 30, 2013 compared to the same periods in 2012 was primarily due to an increase in operating income, a decrease in other real estate expenses, and a decrease in gains attributable to non-controlling interests, offset in part by an increase in corporate general and administrative expenses.

Combined operating loss from active adult communities and primary residential homebuilding was $582 and $365 for the six and three months ended June 30, 2013, respectively, as compared to $6,467 and $4,024 for the same periods in 2012.  The decrease in net loss was primarily attributable to additional home closings, a favorable mix of homes closed, and reduced divisional overhead in the six and three months ended June 30, 2013 versus the six and three months ended June 30, 2012.

Revenues from active adult operations increased $2,266 or 11% and $65 or 1% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012.  Expenses from active adult operations decreased $559 or 2% and $992 or 8% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in revenues is primarily attributable to seven additional closings in the six months ended June 30, 2013 as compared to prior year, and a favorable change in mix of homes closed for the six and three months ended June 30, 2013 than for the six and three months ended June 30, 2012.  The decrease in expenses is attributable to decreased selling, general and administrative expenses, offset by increased closings for the six months ended June 30, 2012, a change in the mix of homes closed, and increased amenity expenses in 2013 as compared to 2012.  During the six and three months ended June 30, 2013, we recorded impairment charges in our active adult operations from homes completed or under construction of $45, compared to impairments of approximately $718 and $566 for the six and three months ended June 30, 2012. The average sales price on closings from active adult homebuilding operations during the six and three months ended June 30, 2013 was $255 and $247 compared to $247 and $244 during the same periods in 2012.

The average gross margin (excluding impairment charges, and inclusive of commissions expense) on closings from active adult homebuilding operations during both the six and three months ended June 30, 2013 was approximately 14% compared to approximately 14% and 15% during the six and three months ended June 30, 2012, respectively.  Although year-over-year gross margins are flat, we have experienced a change in mix of homes closed between and within our active adult communities. Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations increased $10,015 or 77% and $7,106 or 131% for the six and three months ended June 30, 2013 compared to the same periods in 2012. Expenses from primary residential operations increased $6,955 or 49% and $4,504 or 66% for the six and three months ended June 30, 2013 compared to the same periods in 2012. The increase in revenues is primarily attributable to 34 and 23 additional closings in the six and three months ended June 30, 2013, respectively, as compared to the prior year period, along with a favorable change in mix of homes closed in 2013 as compared to 2012. In addition, we have been able to increase sales prices year over year in this segment as market conditions improved.  The increase in expenses is attributable to increased closings, a change in mix of homes closed, and increased operating expenses in the six and three months ended June 30, 2013 as compared to the six and three months ended June 30, 2012. During the six and three months ended June 30, 2013 we did not record any impairment charges in our primary residential operations from homes completed or under construction. During both the six and three months ended June 30, 2012 we recorded impairment charges in our primary residential operations from homes completed or under construction of $15. The average sales price on closings from primary residential homebuilding operations for the six and three months ended June 30, 2013 was $241 and $245 compared to $211 and $205 for the same periods in 2012.

The average gross margin (excluding impairment charges, and inclusive of commissions expense) on closings from primary residential homebuilding operations for the six and three months ended June 30, 2013 was approximately 18% and 19%, respectively, compared to approximately 11% and 10%, respectively, for the same periods in 2012. The increase in average gross margins in the first six months of 2013 as compared to the first six months of 2012 is attributable to a favorable change in mix of homes closed coupled with sales price increases in our Phoenix primary homebuilding operations, and the first closings from our newest Central Florida community, Bellalago, which generally produces higher margins than our other offerings in this segment.  Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

Net income from commercial and industrial and other land sales was $3,625 and $2,185 for the six and three months ended June 30, 2013, respectively, compared to net income of $4,713 and $1,622 for the six and three months ended June 30, 2012, respectively. The decrease in net income in the six months ended June 30, 2013 as compared to the same period in 2012 was primarily attributable to decreased land sale revenues. Although our portfolio of assets includes land we hold for sale, these asset sales are not core to our business and are unpredictable in terms of timing and amounts.

Revenues from other operations increased $229 or 109% and $117 or 177% for the six and three months ended June 30, 2013 compared to the same periods in 2012. Expenses from other operations increased $42 or 29% and $69 or 144% for the six and three months ended June 30, 2013 compared to the same periods in 2012. The increase in revenues and expenses is primarily attributable to increased leasing activities in the first six months of 2013 as compared to the first six months of 2012.

General and administrative expenses increased $1,334 or 20% and increased $935 or 28% for the six and three months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase was primarily due to expenses related to financing activities, increased IT and marketing consulting fees, increased compensation expenses, professional accounting services related to the year-end audit, and increased testing required as a result of our new accounting and operational software system in the six and three months ended June 30, 2013 as compared to the six and three months ended June 30, 2012.  These increases were offset in part by a decrease in legal fees in the first quarter of 2013 as compared to the same period in 2012.

Interest expense decreased $817 or 19% and $353 or 17% for the six and three months ended June 30, 2013 compared to the same periods in 2012. The decrease in interest expense is primarily attributable to an increase in the amount of interest expense we capitalized to homes under construction in the first six months of 2013 as compared to the same period in 2012.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $1,641 or 59% and $207 or 29% for the six and three months ended June 30, 2013 compared to the same periods in 2012. The decrease in other real estate expenses for the six and three months ended

June 30, 2013 is primarily attributable to a loss recognized in 2012 from land notes receivables write-offs and restructuring of $541, and the 2012 write-off of an abandoned maintenance facility in Poinciana of $541.

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the six months ended June 30, 2013, we recognized an increase of $3,715 in the valuation allowance.  As of June 30, 2013, our deferred tax asset valuation allowance was $130,248.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of June 30, 2013, our cash and cash equivalents totaled $196,399, compared to cash and cash equivalents of $79,815 as of December 31, 2012. As of June 30, 2013 and December 31, 2012, total consolidated indebtedness was $105,402, including $100,000 carrying amount of our 7.50% Notes and 7.50% Exchange Notes and $5,402 carrying amount of our 4.50% Notes. Additionally, as of June 30, 2013, we had $4,725 in restricted cash, of which $3,618 is posted to collateralize outstanding letters of credit, compared to $4,682 in restricted cash as of December 31, 2012.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the six months ended June 30, 2013, net cash used in operating activities amounted to $11,935, primarily to fund our operating losses, development, and home construction. Net cash used in investing activities amounted to $859, primarily due to investments in property and equipment.  Net cash provided by financing activities of $129,378 was primarily attributable to the TPG Investment in common and preferred stock.

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

As of June 30, 2013 and December 31, 2012, $5,402 aggregate principal amount of the 4.50% Notes remain outstanding.

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

Financial covenants: The First Supplemental Indenture includes the following financial covenants:

•	until February 15, 2014, we will maintain, at all times, cash and cash equivalents of not less than $20,000;

•	until February 4, 2013, our total consolidated indebtedness (as “indebtedness” is defined in the First Supplemental Indenture) may not exceed $150,000; and

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

As of June 30, 2013 and December 31, 2012, $55,500 aggregate principal amount of the 7.50% Notes remain outstanding.

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

We have assessed the 7.50% Exchange Notes and concluded that the impact of any embedded derivative features are not material as of June 30, 2013, subject to further review over the life of the 7.50% Exchange Notes.  As of June 30, 2013 and December 31, 2012, $44,500 aggregate principal amount of the 7.50% Exchange Notes remain outstanding.

Performance Bonds

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2013, we had outstanding performance bonds of approximately $2,953. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

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

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API’s current plans for the Poinciana Parkway.  The Expressway Authority is in the process of selecting a general contractor to design the final configuration of the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

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

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112 including accrued interest. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. During 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696, including accrued interest. As of June 30, 2013, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2013.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AV Homes' market risk during the six months ended June 30, 2013. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent downturn in the homebuilding industry was one of the most severe housing downturns in U.S. history. The significant decline in the demand for new homes, the significant oversupply of homes in some markets and the significant reductions in the availability of financing for homebuyers that marked the downturn are continuing and may continue for some time. We experienced material reductions in our home sales and homebuilding revenues, and we have incurred and may incur in the future material inventory impairments and losses from our joint venture interests and other write-offs. Although market conditions have improved, it is not clear when we may return to profitability. The reversal of the nascent recovery or slower than anticipated improvements in the market would have a further material adverse effect on our business, liquidity and results of operations.

TPG Aviator, L.P. is a significant stockholder and may have conflicts of interest with us in the future.

As of June 30, 2013, TPG Aviator, L.P. ("TPG Aviator") owned all of our Series A Contingent Convertible Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and approximately 41.9% of our common stock, assuming conversion of our Series A Preferred Stock. As a result, TPG Aviator is our largest single stockholder. In addition, so long as TPG Aviator owns at least 10% of our issued and outstanding common stock, TPG Aviator has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if TPG Aviator were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

The interests of TPG Aviator and its affiliates may differ from the interests of our other stockholders in material respects. For example, TPG Aviator and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. TPG Aviator and its affiliates are in the business of making or advising on investments in companies, including businesses that directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our stockholders agreement with TPG Aviator grants TPG Aviator certain rights that may restrain our ability to take various actions in the future.

In connection with TPG Aviator's June 2013 investment in us, we entered into a stockholders agreement with TPG Aviator, pursuant to which we granted TPG Aviator certain rights that may restrain our ability to take various actions in the future. Under the stockholders agreement, we have agreed to maintain an eight member board of directors until receipt of stockholder approval of the conversion of the Series A Preferred Stock into common stock (the “Stockholder Approval”) and TPG Aviator has the right to nominate two directors to our board of directors and to appoint two observers to attend meetings of the board of directors. We agreed to increase the size of our board of directors to ten members upon receipt of Stockholder Approval and, assuming TPG Aviator and its affiliates hold at least 80% of our common stock they held at closing of TPG Aviator's investment (assuming full conversion of the Series A Preferred Stock), then TPG Aviator will be entitled to nominate two additional directors.

TPG Aviator will have the right to nominate a specified number of directors to the board and to have a specified number of such directors appointed to each committee of the board of directors for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 5% (assuming full conversion of the Series A Preferred Stock). Following receipt of Stockholder Approval, TPG Aviator will be entitled to nominate to the board: (i) four directors if TPG Aviator's ownership percentage of our common stock is at least 30%, (ii) three directors if TPG Aviator's ownership percentage is at least 20% but less than 30%, (iii) two directors if TPG Aviator's ownership percentage is at least 15% but less than 20%, and (iv) one director if TPG Aviator's ownership percentage is at least 5% but less than 15%.

In addition, we agreed to constitute each of our compensation committee and a newly established finance committee as a five member committee and (i) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 15%, TPG Aviator has the right to have two board members appointed to each such committee, and (ii) for so long as the ownership of TPG and its affiliates of our common stock is at least 5% but less than 15%, TPG Aviator has the right to have one board member appointed to each such committee. For so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5%, each other committee of our board (other than the executive committee, which shall be the whole board) will be constituted as three member committees, and TPG Aviator has the right to have one board member appointed to each such committee.

In addition, for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 5% (assuming full conversion of the Series A Preferred Stock), the rights and responsibilities of the finance committee of the board will include (1) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (2) any redemption, purchase, repurchase or other acquisition of securities by AV Homes or any subsidiary, other than in connection with equity compensation arrangements, (3) any incurrence of indebtedness or certain debt-like obligations, with limited exceptions, (4) any hiring or firing of members of senior management, (5) any land or builder acquisitions or dispositions, any acquisitions or dispositions of subsidiaries or any other acquisitions or dispositions, in each case, that are greater than $5 million (including total expected capital requirements and development costs), (6) any capital expenditures or land commitments over an agreed upon budget, as approved by our board of directors, or otherwise greater than $10 million, and (7) any entry into new markets or lines of business. During such period, the rights and responsibilities of the compensation committee will include (1) any adoption of any new, or expansion of any existing, equity incentive plan and (2) any changes to, or the adoption of, any compensation arrangements for any members of our board of directors or our senior management. During such period, our board may not approve such matters without the requisite committee approval, which in most cases will require the approval of at least one of the committee members appointed by TPG Aviator.

Pursuant to the terms of the stockholders agreement, TPG Aviator also will have the right to consent to certain actions related to our corporate existence and governance, including any change in the rights and responsibilities of either the finance committee or the compensation committee, for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 10% and equal to or greater than 25% of the number of shares owned by them at closing of the TPG Aviator investment.

If our stockholders do not approve the conversion of the Series A Preferred Stock into common stock, we may be required to pay dividends and repurchase our Series A Preferred Stock, which may have a material adverse affect on our financial condition and results of operations.

In connection with TPG Aviator's June 2013 investment in us, we agreed to seek the Stockholder Approval. If we receive Stockholder Approval, we intend to convert our Series A Preferred Stock into common stock. If we do not receive Stockholder Approval, the Series A Preferred Stock will not be convertible into our common stock, and, unless and until Stockholder Approval is subsequently obtained and the Series A Preferred Stock converts into shares of our common stock, the dividend rate applicable to the Series A Preferred Stock will increase to (i) 8% per annum beginning December 17, 2013 and continuing until September 17, 2014, (ii) 12% per annum beginning September 18, 2014 and continuing until September 17, 2015, and (iii) 15% per annum thereafter. In addition, if any Series A Preferred Stock remains outstanding on December 17, 2013, (a) the aggregate liquidation preference for the Series A Preferred Stock will increase from the amount original paid by TPG Aviator for the Series A Preferred Stock to 110% of such amount and (b) the number of shares of common stock received upon conversion of the Series A Preferred Stock will increase by 10%. The increase in liquidation preference will cause the effective dividend rates on the Series A Preferred Stock to be 10% higher. Payments of dividends on our Series A Preferred Stock may adversely affect our financial condition and results of operations.

At any time after June 20, 2018, or earlier if we fail to pay dividends, holders of Series A Preferred Stock can require us to purchase all of such holder's Series A Preferred Stock for a per share redemption price equal to the greater of: (a) the per share liquidation preference of such holder's Series A Preferred Stock, and (b) the average closing price per share of our common stock for the 20 trading days preceding the date we receive notice of the exercise multiplied by the conversion ratio (but without giving effect to the potential 10% increase in the conversion ratio described above). We have the right to redeem all (but not less than all) of the Series A Preferred Stock at any time between June 20, 2014 and June 20, 2015 for a per share purchase price equal to the greater of: (a) the per share liquidation preference of such Series A Preferred Stock, plus a make-whole feature designed to enable the holders of such Series A Preferred Stock to have received the benefit of dividends on such Series A Preferred Stock through June 20 2018; and (b) the average closing price per share of our common stock for the twenty trading days preceding the date we give notice of our intent to purchase such Series A Preferred Stock multiplied by the conversion ratio (but without giving effect to the potential 10% increase in the conversion ratio described above). In the event that we are required to, or choose to, repurchase the Series A Preferred Stock, our financial condition and results of operation could be materially adversely affected.

We could be adversely affected by negative changes in our creditworthiness.

Our ability to access capital in the future is a key factor in our ability to service our indebtedness, to cover our operating expenses and to fund our other liquidity needs.  Deterioration in our creditworthiness will require significant management time and effort in addition to management's primary task of running our homebuilding business and make it difficult and costly for us to access debt capital or engage in other ordinary course financing transactions, including the provision of credit support to community infrastructure financing transactions relating to our new developments.

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

We have contingent liabilities, and if any of such liabilities are called upon, it could have an adverse effect on our liquidity and results of operations.

The population of the Poinciana community is approximately 70,000 and we expect the population to grow in the coming years.  The Company currently owns over 5,000 lots and nearly 10,000 acres of additional real estate in the community of Poinciana, Florida. While Poinciana has adequately accommodated the growing population with residential housing, including our Solivita development, the accompanying traffic infrastructure is constrained by Poinciana's location in the midst of Reedy Creek Wetland System and Disney's Wilderness Preserve.  Currently, there is only one four-lane arterial roadway connecting Poinciana to the regional road network.   All other access roads are two-lane roads with limited capacity.  The proposed Poinciana Parkway is approximately ten miles long, beginning in Poinciana and connecting to the US17/US92 in Polk County.  Once built, this roadway will provide significant relief to the currently constrained roadway infrastructure that accommodates the daily commuter traffic in Poinciana.  This relief will allow for continued growth in residential, commercial, and employment in the Poinciana community, all of which the Company believes will enhance its sales and land values in Poinciana.

In October of 2012, Osceola County, Polk County, the Osceola County Expressway Authority and Avatar Properties Inc., one of our wholly owned subsidiaries, entered in to an Agreement for Development of the Poinciana Parkway.

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API's current plans for the Poinciana Parkway.  The Expressway Authority is in the process of selecting a general contractor to design the final configuration of the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

If funding and construction of the Poinciana Parkway cannot be achieved as contemplated by the Development Agreement, the counties have no right to obtain damages or seek specific performance for API's failure to perform under prior agreements with Polk and Osceola Counties regarding its obligation to fund and construct the Poinciana Parkway.   If the Development Agreement is terminated because funding of the Poinciana Parkway construction does not occur,  API shall be entitled to a one year extension of certain of its prior agreements with Osceola County.  If during such extension, API cannot obtain financing and begin construction of the Poinciana Parkway:  (i) a portion of API's land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

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

In the event that we are called upon to satisfy any of these contingent liabilities, or any other contingent liabilities that may arise in the ordinary course of business but that have not come to our attention to date, it could have an adverse effect on our results of operations and financial condition.

We have a significant number of development liabilities related to our predecessor and its affiliates, over which we have little or no control as to the dates that payment may be required, and which could have an adverse effect on our results of operations.

Most of these liabilities relate to class action settlement agreements entered into by us in 1974 and the bankruptcy of our predecessor and its affiliates in the mid-1970s (collectively, the “Orders”).  Among other things, under the Orders, we are obligated to install certain utility infrastructure to lots sold by us in Rio Rico and Poinciana prior to such Orders (“Affected Lots”). Historically, we have identified such contingent obligations respecting the Orders in our Securities and Exchange Commission (“SEC”) filings supported by the report of an independent engineer.  In 2011, our management determined that such engineer estimates should be further evaluated by another independent engineer.  The second engineer's report reflected a much greater cost to complete the utility infrastructure at Rio Rico as a result of more accurate measurements of linear feet of utility lines required, cost updates and advanced techniques in identifying the location and number of Affected Lots.  Our management also determined that an error was made in 2005 when the total mileage of water pipe mains required was reduced based on assumptions that are not supported by our current research.  Our estimate of the liability has been accrued and is included in the Estimated Development Liability for Sold Land line item in our consolidated balance sheet as of June 30, 2013.  If a significant number of the owners of the Affected Lots require AV Homes to install infrastructure in Rio Rico or Poinciana, it is possible that it would have a material impact on our liquidity.

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

In addition, as a result of the turbulence in the credit markets and mortgage finance industry, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government's mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government's participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

We believe that the elevated cancellation rate experienced in each of the last four years was largely a result of reduced homebuyer confidence as a result of price declines and the number of foreclosures, and the difficulties surrounding obtaining mortgage financing.  A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise again in the future.  Any increase in cancellations of home sales orders in backlog may have a material adverse impact on our results of operations.

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

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual's federal, and in some cases, state income taxes, subject to various limitations under current tax law and policy. If the federal government or a state government changes its income tax laws, as has been discussed from time to time, to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many of our potential customers. The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, would adversely impact demand for and sales prices of new homes. In addition, increases in property tax rates by local governmental authorities can adversely affect the ability of potential customers to obtain financing or the desire of potential customers to purchase new homes.

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

Since 2009, we determined that six of our homes constructed in Central Florida contained reactive drywall manufactured in China (“Chinese drywall”).  All of such homes have been fully remediated at minimal cost to AV Homes due to reimbursement by the supplier or manufacturer of the Chinese drywall.

In Vitalia at Tradition, we completed construction of the substantially and partially completed homes we acquired, including replacement of Chinese drywall that was placed in such homes during the time they were owned by the original builder. If and to the extent the scope of the Chinese drywall issues prove to be significantly greater than we currently believe, and our existing warranty reserves together with our insurance and any recovery from the supplier and/or manufacturer is not sufficient to cover claims, losses or other issues related to the Chinese drywall, we could incur costs or liabilities related to this issue that could have a material adverse effect on our results of operations, financial position and cash flows.

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

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts and floods, can harm our homebuilding business. These can delay home closings, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates of the states in which we operate present increased risks of adverse weather or natural disasters. In particular, a large portion of our homebuilding operations is concentrated in Florida, which is subject to increased risk of hurricanes. Furthermore, if our insurance does not fully cover losses resulting from these events or any related business interruption, our assets, financial condition and capital resources could be adversely affected.

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

Historically, our goals for the ownership and control of land and building lots were based on management's expectations for future volume growth in Florida, and in particular, the Poinciana/Kissimmee area. In light of weak market conditions encountered since 2006, prior projections were not realized and we have a very high concentration of assets in this market. Because future market conditions are uncertain, and our assets are so highly concentrated, we are limited in the amount of land we can dispose of to supplement cash flow from home sales. Our flexibility in responding to changes in market conditions, including our ability to respond to further declines in the housing market or to benefit from a return to growth, has also been reduced as a result of our land and lot positions in such a concentrated area.

We are dependent on the services of our senior management team and certain of our key employees, and the loss of their services could hurt our business.

We believe that our management's experience in the homebuilding industry is a competitive strength, and that our future success depends upon our ability to retain these executives. In addition, we believe that our ability to attract, train, assimilate and retain new skilled personnel is important to the success of our business. If we are unable to retain our senior management team and certain of our key employees, or attract, train, assimilate or retain other skilled personnel in the future, it could hinder the execution of our business strategy.

We continue to consider growth or expansion of our operations, which could have a material adverse effect on our cash flows or profitability.

We continue to consider opportunities for growth, in both our existing markets and in new markets. Additional growth of our business, either through increased land purchases, the development of larger projects, or into new business lines may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or new businesses could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets or businesses. In addition, opportunities may arise in the future to acquire other companies from third parties, and any acquisition could be difficult to integrate with our operations and could require us to assume unanticipated liabilities or expenses.

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

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code and our Section 382 share rights agreement, which is intended to preserve our NOLs, may not be effective.

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOL”), and we may generate additional NOL in 2013.  Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years, and we have recorded a valuation allowance against our net deferred tax assets that include the NOL (and certain related tax credits) that we have generated but have not yet realized.  At June 30, 2013, we had deferred tax assets, net of deferred tax liabilities, totaling $130,248 against which we have provided a full valuation allowance.  Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

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

In addition, the benefits of our NOL, built-in losses and tax credits would be reduced or eliminated if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (“Section 382”).  A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period.  If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOL we could use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change.  A number of complex rules apply in calculating this annual limit. Any limitation that could significantly impair the value of our NOL would have a material negative impact on our consolidated financial statements.

On June 19, 2013, we adopted a rights agreement (the “Rights Agreement”) intended to protect our NOLs from the potential negative consequence of an ownership change as defined in Section 382. The Rights Agreement is designed to deter acquisitions of our common stock that would (i) result in a stockholder owning 4.9% or more of our outstanding shares, or (ii) increase an existing 4.9% or greater stockholder's percentage ownership of our stock as of June 19, 2013, by diluting the ownership interest of a stockholder whose ownership after the adoption of the Rights Agreement exceeds those thresholds, unless the stockholder obtains an exemption from our Board of Directors acting through its Finance Committee.

Although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot assure that it would prevent all transfers that could result in such an ownership change. In addition, in connection with the investment by TPG Aviator, we agreed that TPG Aviator and its affiliates and associates are exempt persons under the Rights Agreement and that any person who acquires common stock or Series A Preferred Stock from TPG Aviator, and such person's affiliates and associates, will be exempt persons under the Rights Agreement, in each case subject to certain conditions and exceptions. Accordingly, TPG Aviator could effect transfers of its shares that would cause an ownership change. Because the Rights Agreement may restrict a stockholder's ability to acquire our stock, the liquidity and market value of our stock might be affected.

The Rights Agreement will terminate upon the earliest of (i) June 19, 2016, (ii) our Board of Directors' determination that the Rights Agreement is no longer needed for the preservation of NOLs due to the implementation of legislative changes, or any other reason, or (iii) certain other events described in the Rights Agreement, including our Board of Directors' determination that termination is in our best interest. Our Board of Directors could determine to extend the term of the Rights Agreement upon the expiration of its current term or adopt another Rights Agreement if it determines that it is in the best interest of our stockholders.

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

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning land use and the protection of health and the environment including those governing the discharge of pollutants to water and air, the handling of hazardous materials and the cleanup of contaminated sites. The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. This is particularly true in the event that we commence construction of the Poinciana Parkway as it runs through the Reedy Creek Mitigation Bank. In addition, we are subject to third-party challenges under environmental laws and regulations to the permits and other approvals required for our projects and operations.

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

The mortgage industry is under intense scrutiny and is facing increasing regulation at the federal, state and local level. Changes in regulation have the potential to negatively impact the full spectrum of mortgage related activity. Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, changes to the Federal Housing Administration's rules to require increased Borrower FICO scores, increased down payment amounts, and potentially limiting the amount of permitted seller concessions, lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

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

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7395), and incorporated herein by reference).

3.2
Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000 (File No. 1-7395), and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to the Form 8-K filed on February 15, 2012 (File No. 1-7395), and incorporated herein by reference).

3.4
Certificate of Designation of Series A Contingent Convertible Cumulative Redeemable Preferred Stock of AV Homes, Inc. (filed as Exhibit 3.1 to the Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

3.5
Certificate of Designation of Series B Junior Participating Preferred Stock of AV Homes, Inc. (filed as Exhibit 3.2 to the Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

4.1
Rights Agreement, dated as of June 19, 2013, by and between AV Homes, Inc. and Computershare Shareowner Services LLC, as Rights Agent (filed as Exhibit 4.1 to the Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.1
Securities Purchase Agreement, dated June 19, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.1 to the Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.2
Stockholders Agreement, dated June 20, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.2 to the Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.3
Management Services Agreement, dated June 20, 2013, by and between AV Homes, Inc., Avatar Properties Inc. and TPG VI Management, LLC (filed as Exhibit 10.3 to the Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.4	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.4 to the Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.5
Letter Agreement, dated June 19, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.5 to the Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AV HOMES, INC.

Date:	August 8 , 2013	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8 , 2013	By:	/s/ Tina M. Johnston
Tina M. Johnston Senior Vice President, Principal Financial Officer and Principal Accounting Officer