Form 10-Q
period 2013-09-30
AV Homes, Inc.
filed 2013-11-07
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

22,001,939 shares of AV Homes' common stock ($1.00 par value) were outstanding as of November 6, 2013.

AV HOMES, INC. AND SUBSIDIARIES

PART  I  --  FINANCIAL  INFORMATION

Item 1. Financial Statements

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	September 30, 2013	December 31, 2012
Assets	(unaudited)
Cash and cash equivalents	$176,167	$79,815
Restricted cash	4,348	4,682
Land and other inventories	204,040	171,044
Receivables, net	6,324	6,730
Income tax receivable	—	1,293
Property and equipment, net	38,431	36,661
Investments in and notes receivable from unconsolidated entities	1,235	1,220
Prepaid expenses and other assets	10,033	10,777
Assets held for sale	23,877	25,649
Total Assets	$464,455	$337,871
Liabilities and Equity

Liabilities
Accounts payable	$8,927	$4,656
Accrued and other liabilities	13,738	12,978
Customer deposits and deferred revenues	4,295	1,985
Estimated development liability for sold land	33,241	32,974
Notes payable	105,402	105,402
Total Liabilities	$165,603	$157,995

Contingent convertible cumulative redeemable preferred stock	—	—

Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 22,112,813 shares at September 30, 2013
12,938,157 shares at December 31, 2012	22,113	12,938
Additional paid-in capital	393,871	262,363
Retained (deficit) earnings	(129,305)	(106,110)
	286,679	169,191
Treasury stock: at cost, 110,874 shares at September 30, 2013 and December 31, 2012	(3,019)	(3,019)
Total AV Homes stockholders’ equity	283,660	166,172
Non-controlling interests	15,192	13,704
Total Equity	298,852	179,876
Total Liabilities and Equity	$464,455	$337,871

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the nine and three months ended September 30, 2013 and 2012
(unaudited)
(Dollars in thousands except per share amounts)

	Nine Months		Three Months
	2013	2012	2013	2012
Revenues
Real estate revenues
Homebuilding	$79,420	$52,645	$34,167	$19,673
Commercial and industrial and other land sales	9,556	20,753	674	8,696
Other real estate	496	367	57	157
Total real estate revenues	89,472	73,765	34,898	28,526
Interest income	130	95	96	32
Other	73	468	5	94
Total revenues	89,675	74,328	34,999	28,652

Expenses
Real estate expenses
Homebuilding	78,515	60,119	32,725	21,456
Commercial and industrial and other land sales	5,352	15,592	95	8,142
Other real estate	2,654	3,344	1,255	102
Total real estate expenses	86,521	79,055	34,075	29,700
Impairment charges (reversal of impairment charges)	(925)	7,364	(970)	3,784
Loss on extinguishment of debt	—	1,144	—	1,144
General and administrative expenses	11,882	10,296	3,885	3,633
Interest expense	2,515	6,256	(1,020)	1,903
Total expenses	99,993	104,115	35,970	40,164
Loss from unconsolidated entities	(84)	(117)	(7)	(38)
Loss before income taxes	(10,402)	(29,904)	(978)	(11,550)
Income tax (expense) benefit	—	—	—	—
Net loss and comprehensive loss	(10,402)	(29,904)	(978)	(11,550)
Net income (loss) attributable to non-controlling interests in consolidated entities	899	1,475	899	33
Net loss and comprehensive loss attributable to AV Homes stockholders	$(11,301)	$(31,379)	$(1,877)	$(11,583)

Reconciliation of net loss to loss attributable to common stockholders
Net loss	$(11,301)	$(31,379)	$(1,877)	$(11,583)
Deemed dividend related to beneficial conversion feature of convertible preferred stock (see Note A and Note J for additional information)	(11,894)	—	(11,894)	—
Loss attributable to AV Homes common stockholders	$(23,195)	$(31,379)	$(13,771)	$(11,583)

Basic and Diluted Loss Per Share	$(1.67)	$(2.50)	$(0.86)	$(0.92)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013 and 2012
(unaudited)
(Dollars in thousands)

	Nine Months
	2013	2012
OPERATING ACTIVITIES
Net loss (including net gain or loss attributable to non-controlling interests)	$(10,402)	$(29,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,064	3,522
Amortization of stock-based compensation	976	1,113
Impairment of land and other inventories	(925)	7,364
Loss on extinguishment of debt	—	1,144
Loss from unconsolidated entities	84	117
Loss from disposal of assets	22	—
Changes in operating assets and liabilities:
Restricted cash	334	2,788
Receivables, net	406	340
Income tax receivable	1,293	—
Land and other inventories	(32,071)	(6,194)
Assets held for sale	(1,228)	8,028
Prepaid expenses and other assets	744	(1,116)
Accounts payable, estimated development liability, and accrued and other liabilities	5,298	(814)
Customer deposits and deferred revenues	2,310	188
NET CASH USED IN OPERATING ACTIVITIES	(31,095)	(13,424)

INVESTING ACTIVITIES
Investment in property and equipment	(856)	(3,466)
Return of capital from unconsolidated entities	—	13
Investment in unconsolidated entities	(99)	(98)
NET CASH USED IN INVESTING ACTIVITIES	(955)	(3,551)

FINANCING ACTIVITIES
Issuance of common shares	35,805	—
Issuance of preferred shares	92,042	—
Debt issuance costs		(1,683)
Contributions from consolidated joint venture partner	596	294
Distributions to consolidated joint venture partner	(7)	(1,785)
Payment of withholding taxes related to restricted stock and units withheld	(34)	(445)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	128,402	(3,619)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,352	(20,594)
Cash and cash equivalents at beginning of period	79,815	124,316
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$176,167	$103,722

Non-cash transaction:
Transfer from assets held for sale to land and other inventories and property and equipment	$6,341
Beneficial conversion feature (deemed dividend)	$11,894
Common stock issued for conversion of preferred stock	$92,042

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2013
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

The consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2013 and 2012 and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

TPG Investment in Company
On June 19, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") by and among AV Homes and TPG Aviator, L.P. ("TPG") pursuant to which TPG agreed to acquire 2,557,474 shares of AV Homes’ common stock, par value $1.00 per share (the “Common Stock"), at a purchase price of $14.65 per share, and 665,754 shares of a newly authorized series of AV Homes’ preferred stock, designated as Series A Contingent Convertible Cumulative Redeemable Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock"), at a purchase price and liquidation preference of $146.50 per share, for an aggregate investment in AV Homes by TPG of $135,000.

On June 20, 2013, AV Homes and TPG closed the transactions (the “TPG Investment") contemplated by the Purchase Agreement, and AV Homes issued to TPG the Common Stock and the Series A Preferred Stock in the amounts and in exchange for the purchase price described above.

On September 18, 2013, we held a special meeting of stockholders at which our stockholders: (1) approved the right to convert, at the option of the Company or the holders of the Series A Preferred Stock, the Series A Preferred Stock into shares of our Common Stock and (2) approved TPG's pre-emptive rights following the approval of such conversion to participate in future issuances of our Common Stock or securities convertible into or exercisable for our Common Stock. Following the meeting of stockholders we provided notice to TPG of our intention to convert the Series A Preferred Stock as of September 18, 2013. The Common Stock issuable upon conversion of the Series A Preferred Stock was issued on September 19, 2013 and the Series A Preferred Stock was cancelled.

In accordance with GAAP, before its conversion, the Series A Preferred Stock was classified outside of permanent equity because the redemption provisions were not solely within our control. We incurred approximately $7,200 of transaction fees in connection with the TPG Investment, which have been allocated between the common and preferred stock and offset against the proceeds received. The contingent beneficial conversion feature of the Series A Preferred Stock was recognized upon stockholder approval of the conversion and amortized at the time of conversion by treating it as a deemed dividend and crediting additional paid-in capital, consequently resulting in no diminution in total shareholders' equity or book value per share. We have assessed the provisions of the Series A Preferred Stock and concluded that the impact of any embedded derivative features was not material.

Note B - Cash and Cash Equivalents

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of September 30, 2013, our cash and cash equivalents were invested primarily in money market accounts that invest in U.S. government securities. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $4,348 and $4,682 as of September 30, 2013 and December 31, 2012, respectively. The balance as of September 30, 2013 includes $3,618 on deposit to collateralize letters of credit outstanding.

Note C - Receivables, net

Receivables, net includes amounts in transit or due from title companies for home closings, membership dues related to our amenity operations, and contracts and mortgage notes receivable from the sale of land.

Note D - Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year. As of September 30, 2013 and December 31, 2012, we had $0 and $1,293, respectively, of income tax receivable.

Note E - Land and Other Inventories

Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value.  Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated indirect costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction are substantially completed. Land and development costs, construction and direct and allocated indirect costs are assigned to components of Land and Other Inventories based on specific identification or other allocation methods based upon GAAP.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the nine and three months ended September 30, 2013, our impairment assessment resulted in impairment charges of $32 and $0, respectively, which related to homes completed or under construction. During the three months ended September 30, 2013, we changed our plans to sell certain assets, resulting in the reclassification of these assets to land and other inventories and a reversal of previously recorded impairment expense of $958. During the nine and three months ended September 30, 2012, our impairment assessment resulted in impairment charges of $1,540 and $807, respectively, which related to homes completed or under construction, and $5,824 and $2,977, respectively, in impairment charges related to land developed and/or held for future development or sale.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows.

Housing communities: Homebuilding activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the nine and three months ended September 30, 2013 and 2012 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long-term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing various factors such as actual contribution margins on homes closed in recent months, projected contribution margins on homes in backlog, projected contribution margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. The build-out of our active adult residential communities generally exceeds five years. Our assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables related to these assumptions could significantly affect the potential for future impairments.

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

Land and Other Inventories consist of the following:

	September 30, 2013	December 31, 2012
Active Adult
Land developed and in process of development	$49,136	$51,341
Land held for future development or sale	57,136	53,526
Homes completed or under construction	33,480	21,974
Total Active Adult	139,752	126,841

Primary Residential
Land developed and in process of development	41,544	22,088
Homes completed or under construction	10,116	8,589
Total Primary Residential	51,660	30,677

Land developed and in process of development--Other	12,604	13,502
Other	24	24
	$204,040	$171,044

Note F - Property and Equipment

Property and Equipment are stated at cost, and depreciation is computed using the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Maintenance and operating expenses of equipment utilized in the development of land are capitalized as land inventory cost.  Repairs and maintenance are expensed as incurred.

Property and Equipment includes the cost of amenities, such as club facilities on properties, owned by us. The cost of amenities includes expenditures for land acquisition, land development and direct and allocated construction costs. Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360-10. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above) as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the nine and three months ended September 30, 2013 and September 30, 2012, we did not identify indicators of impairments for Property and Equipment. During the three months ended September 30, 2013, management changed its plans to sell certain assets, resulting in the reclassification of these assets from assets held for sale to property and equipment. There was no change in the carrying value in these assets due to this reclassification.

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

In October of 2012, Osceola County, Polk County, the Osceola County Expressway Authority (the “Expressway Authority”) and Avatar Properties Inc. (“API”), one of our wholly owned subsidiaries, entered into an Agreement for

Development (the “Development Agreement”) of the Poinciana Parkway, a roadway intended to relieve congestion in the Poinciana, Florida area by connecting it to regional roadways.

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API’s current plans for the Poinciana Parkway.  The Expressway Authority has selected a general contractor to design the final configuration of the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties, which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority, and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

If funding and construction of the Poinciana Parkway cannot be achieved as contemplated by the Development Agreement, the counties have no right to obtain damages or seek specific performance for API’s failure to perform under prior agreements with Polk and Osceola Counties regarding its obligation to fund and construct the Poinciana Parkway.   If the Development Agreement is terminated because funding of the Poinciana Parkway construction does not occur,  API shall be entitled to a one-year extension of certain of its prior agreements with Osceola County.  If during such extension, API cannot obtain financing and begin construction of the Poinciana Parkway:  (i) a portion of API’s land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other home builders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

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

During 2007, we repurchased $5,200 principal amount of the 4.50% Notes for $4,857, including accrued interest. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112, including accrued interest.  In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696, including accrued interest. On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171 using proceeds from the issuance of our 7.50% Notes discussed below.  On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of September 30, 2013 and December 31, 2012, $5,402 aggregate principal amount of the 4.50% Notes remain outstanding.

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

Financial Covenant: The First Supplemental Indenture requires us to maintain, at all times until February 15, 2014, cash and cash equivalents of not less than $20,000.

Repurchase Right: Holders of the 7.50% Notes have the right to require us to repurchase the 7.50% Notes on February 15, 2014 or upon the occurrence of a “fundamental change” (as defined in the First Supplemental Indenture), in each case at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.  The holders of the 7.50% Notes also have the right to require us to repurchase 50% of the 7.50% Notes upon the occurrence of a breach of the above financial covenant at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

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

As of September 30, 2013 and December 31, 2012, $55,500 aggregate principal amount of the 7.50% Notes remain outstanding. The other $44,500 of original principal balance was exchanged for other convertible notes as discussed below.

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

Financial Covenant: The Second Supplemental Indenture includes the same financial covenant as the one governing the 7.50% Notes.  We may suspend the operation of this financial covenant with respect to the 7.50% Exchange Notes if the aggregate principal amount outstanding of the 7.50% Notes and the 7.50% Exchange Notes does not exceed $33,000.

Repurchase Right: Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holders may require us to repurchase the 7.50% Exchange Notes on February 15, 2014. However, holders of the 7.50% Exchange Notes have the right to require us to repurchase the 7.50% Exchange Notes upon the occurrence of a “fundamental change” (as defined in the Second Supplemental Indenture).  The holders of the 7.50% Exchange Notes also have the right to require us to repurchase 50% of the 7.50% Exchange Notes upon the occurrence of a breach of the above financial covenant at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

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

We have assessed the 7.50% Exchange Notes and concluded that the impact of any embedded derivative features are not material as of September 30, 2013, subject to further review over the life of the 7.50% Exchange Notes.  As of September 30, 2013 and December 31, 2012, $44,500 aggregate principal amount of the 7.50% Exchange Notes remain outstanding.

The following table represents interest incurred, interest capitalized, and interest expense for the nine and three months ended September 30, 2013 and 2012:

	Nine Months		Three Months
	2013	2012	2013	2012
Interest incurred	$6,974	$6,912	$2,324	$2,229
Interest capitalized	(4,459)	(656)	(3,344)	(326)
Interest expense	$2,515	$6,256	$(1,020)	$1,903

Interest expense for the three month period ended September 30, 2013 is negative due to an immaterial correction of the amounts capitalized in the previous 2013 quarters. We made interest payments of $7,807 and $7,473 during the nine months ended September 30, 2013 and 2012, respectively.

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

During the nine and three months ended September 30, 2013 and 2012, changes in the warranty reserve consisted of the following:

	Nine Months		Three Months
	2013	2012	2013	2012
Accrued warranty reserve, beginning of period	$549	$537	$497	$540
Estimated warranty expense	376	526	161	207
Amounts charged against warranty reserve	(469)	(458)	(202)	(142)
Accrued warranty reserve, end of period	$456	$605	$456	$605

Note J - Loss Per Share

We present loss per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to AV Homes common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. In accordance with ASC 260, the computation of diluted earnings (loss) per share for the nine and three months ended September 30, 2013 and 2012 did not assume the effect of restricted stock units, employee stock options, the 7.50% Notes, the 7.50% Exchange Notes, or the 4.50% Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic loss per share includes the cancellation of 2,364 shares and 0 shares of common stock and the issuance of 9,241,978 shares and 6,676,371 shares of common stock for the nine and three months ended September 30, 2013, respectively, and cancellation of 26,412 shares and 21,340 shares of common stock and issuance of 71,160 shares and 64,000 shares of common for the nine and three months ended September 30, 2012, respectively.  In accordance with ASC 260, non-vested restricted shares are not included in basic earnings per share until the vesting requirements are met.

In accordance with ASC 470-20, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital. Intrinsic value shall be calculated at the commitment date (preferred stock issuance) as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The most favorable conversion price shall be used to measure the intrinsic value. The intrinsic value of the contingent beneficial conversion feature was recognized upon resolution of the contingency (shareholder approval of conversion) as a deemed dividend on the convertible preferred stock, and is added to net loss to arrive at loss attributable to common stockholders in the loss per share calculation. The deemed dividend had a ($0.85) and ($.74)per share effect on earnings for the nine and three months ended September 30, 2013, respectively.

The following table represents the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the nine and three months ended September 30, 2013 and 2012:

	Nine Months		Three Months
	2013	2012	2013	2012
Numerator:
Basic and diluted loss per share – net loss	$(11,301)	$(31,379)	$(1,877)	$(11,583)
Deemed dividend related to the beneficial conversion feature	$(11,894)	$—	$(11,894)	$—
Income (loss) attributable to common stockholders	$(23,195)	$(31,379)	$(13,771)	$(11,583)
Denominator:
Basic and diluted weighted average shares outstanding	13,927,716	12,542,605	16,097,335	12,574,002

Note K - Repurchase of Common Stock

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities.  As of September 30, 2013, the remaining authorization is $18,304.

Note L - Non-controlling Interest

AV Homes has consolidated certain limited liability companies (the "LLCs"), which qualify as variable interest entities (“VIEs”) because we determined that AV Homes is the primary beneficiary. Therefore, the LLCs’ financial statements are consolidated in AV Homes’ consolidated financial statements, and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated stockholders’ equity.  At September 30, 2013 and December 31, 2012, non-controlling interest was $15,192 and $13,704, respectively.

Note M - Comprehensive Loss

Net loss and comprehensive loss are the same for the nine and three months ended September 30, 2013 and 2012.

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

As of September 30, 2013, an aggregate of 1,108,046 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 720,807 options, restricted stock units and stock units granted. There were 387,239 shares available for grant at September 30, 2013.

During the nine months ended September 30, 2013, we cancelled the issuance of 114,750 restricted shares granted in 2011 to certain executives and issued additional performance-based restricted shares in exchange.  We also issued performance-based restricted shares to other members of management.  Vesting is contingent upon the achievement of certain performance objectives, some of which are subjective in nature.  Compensation cost for these awards is recognized over the service period, and variable accounting is applied whereby the fair value of the award is remeasured each reporting period until vesting occurs. The cancellation and issuance of shares was accounted for as a modification with the future compensation expense computed using the greater of unamortized fair value of the cancelled awards or the incremental fair value as remeasured each reporting period.

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the nine months ended September 30, 2013 and 2012 was $976 and $1,113, respectively. Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the three months ended September 30, 2013 and 2012 was $360 and $268, respectively. During the nine months ended September 30, 2013, we executed amendments to the Amended and Restated Employment Agreements with two of our executives.  Under the terms of these amendments, 114,750 restricted shares were cancelled and replaced with new awards.  During the three months ended September 30, 2013, we granted 520,036 stock options, which have a weighted average grant date fair value of $8.65 per share. No restricted stock unit awards or stock options were granted during the three months ended September 30, 2012.

As of September 30, 2013, there was $2,027 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.82 years.

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

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the nine months ended September 30, 2013, we recognized an increase of $887 in the deferred tax valuation allowance against net deferred tax assets generated from the pretax loss for the quarter. As of September 30, 2013, our deferred tax asset valuation allowance was $131,135.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

On October 25, 2010, we received notification from the Internal Revenue Service (the “IRS”) that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined.  On February 10, 2012, AV Homes agreed with the IRS’s Notice of Proposed Adjustment to the 2009 net operating loss carryback.  This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivables in the same amount.  Income tax receivable as of September 30, 2013 and December 31, 2012 consists of $0 and $1,293, respectively, in anticipated income tax refunds.

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

For the three months ended September 30, 2013, we changed our plans to sell certain assets that were held for sale. In accordance with ASC 360, these assets were reclassified and were measured at the lower of their carrying amounts before the assets were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used, and their fair value at the date of the subsequent decision not to sell. As a result, the net carrying value of these assets was increased by $958. This increase is reflected as a reversal of impairment charges for the three months ended September 30, 2013.

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

The carrying amounts and fair values of our financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
4.50% Notes	$5,402	$5,550	$5,402	$5,343
7.50% Notes and 7.50% Exchange Notes	$100,000	$111,230	$100,000	$101,500

In estimating the fair value of financial instruments, we used the following methods and assumptions:

7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes: At September 30, 2013 and December 31, 2012, the fair value of the 7.50% Notes, 7.50% Exchange Notes, and the 4.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

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

Consolidation of Variable Interest Entities

During 2009, we entered into two separate agreements with unrelated third parties providing for the formation of two LLCs. We subsequently sold developed, partially developed and undeveloped land to each of the companies for a combination of cash and purchase money notes. We acquired a minority ownership interest in each of the LLCs and participate in the management of each of the LLCs. We also entered into land option contracts with these LLCs. Under such land option contracts, we paid a specified option deposit in consideration for the right, but not the obligation, to purchase developed lots in the future at predetermined prices.

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58.2% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was acquired in November 2012 and will be distributed to the partners at cost, once certain entitlements and development activities are completed.

We determined that these entities qualify as VIEs, which require consolidation by the entity determined to be the primary beneficiary.  As a result of our analyses, we hold a variable interest in the VIEs through the purchase money notes, the land option contracts and an economic interest in these LLCs.  As of September 30, 2013, our consolidated balance sheets include $33,707 in Land and Other Inventories from these LLCs. As of December 31, 2012, our consolidated balance sheets include $32,659 in Land and Other Inventories from these LLCs.

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

As of September 30, 2013, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners. The assets of our VIEs can only be used to settle obligations of the VIEs.

Unconsolidated Variable Interest Entities

We participate in entities with equity interests ranging from 20% to 50% for the purpose of acquiring and/or developing land in which we do not have a controlling interest.  We analyze these entities when they are entered into or upon a reconsideration event.  All of such entities in which we had an equity interest at September 30, 2013 and December 31, 2012 are accounted for under the equity method.

AV Homes shares in the profits and losses of these unconsolidated entities generally in accordance with its ownership interests. AV Homes and its equity partners make initial or ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

Prior to 2010, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs, and we subsequently sold developed and partially developed land to each of these LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each. AV Homes made contributions totaling $99 and $98 to its unconsolidated entities during the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, these unconsolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners.

The following are the combined condensed balance sheets of our unconsolidated entities as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Assets:
Cash	$117	$53
Land and other inventory	6,126	6,126
Other assets	5	6
Total assets	$6,248	$6,185
Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$84	$83
Partners’ capital of:
AV Homes	1,235	1,220
Equity partners	4,929	4,882
Total liabilities and partners’ capital	$6,248	$6,185

The following are the combined condensed statements of operations of our unconsolidated entities for the nine and three months ended September 30, 2013 and 2012:

	Nine Months		Three Months
	2013	2012	2013	2012
Revenues	$—	$—	$—	$—
Costs and expenses	205	287	24	93
Net loss from unconsolidated entities	$(205)	$(287)	$(24)	$(93)
AV Homes' share of loss from unconsolidated entities	$(84)	$(117)	$(7)	$(38)

Note S - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 homesites previously sold and is summarized as follows:

	September 30, 2013	December 31, 2012
Gross estimated unexpended costs	$36,126	$35,879
Less costs relating to unsold homesites	(2,885)	(2,905)
Estimated development liability for sold land	$33,241	$32,974

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of anticipated costs.  In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. As a result of the third-party engineer evaluation as of September 30, 2013, we increased this liability by $317 during the three months ended September 30, 2013. This increase was primarily attributable to unit cost increases. We recorded charges associated with these obligations of $46 and $120 during the nine months ended September 30, 2013 and 2012, respectively, and $17 and $0 during the three months ended September 30, 2013 and 2012, respectively. Future increases or decreases of costs for construction, material and labor as well as other land development and utilities infrastructure costs may have a significant effect on the estimated development liability.

Note T - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable, in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $227 and $258, which have been accrued in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2013, we had outstanding performance bonds of approximately $3,290. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note U - Business Segments

The following table summarizes AV Homes' information for reportable segments for the nine and three months ended September 30, 2013 and 2012:

	Nine Months		Three Months
Revenues:	2013	2012	2013	2012
Segment revenues
Active adult communities	$41,259	$29,272	$19,097	$9,376
Primary residential	38,161	23,373	15,070	10,297
Commercial and industrial and other land sales	9,556	20,753	674	8,696
Other operations	496	367	57	157
	89,472	73,765	34,898	28,526
Unallocated revenues
Interest income	130	95	96	32
Other	73	468	5	94
Total revenues	$89,675	$74,328	$34,999	$28,652

Operating income (loss):
Segment operating income (loss)
Active adult communities	$(1,458)	$(11,060)	$975	$(5,802)
Primary residential	2,293	(917)	442	292
Commercial and industrial and other land sales	4,204	5,161	579	448
Other operations	193	155	(61)	87
	5,232	(6,661)	1,935	(4,975)
Unallocated income (expenses)
Interest income	130	95	96	32
Loss on extinguishment of debt	—	(1,144)	—	(1,144)
Equity loss from unconsolidated entities	(84)	(117)	(7)	(38)
Net (gain)/loss attributable to non-controlling interests	(899)	(1,475)	(899)	(33)
General and administrative expenses	(11,882)	(10,296)	(3,885)	(3,633)
Interest expense	(2,515)	(6,256)	1,020	(1,903)
Other real estate expenses	(2,241)	(2,664)	(1,095)	125
(Impairment) reversal of impairment charge of land developed or held for future development	$958	(2,861)	$958	(14)
Loss attributable to AV Homes	$(11,301)	$(31,379)	$(1,877)	$(11,583)

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

Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private

Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business and other factors as are described in Item 1A (“Risk Factors”) of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.  Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

Executive Overview and Outlook

We are engaged in the business of homebuilding, community development, and land sales in Florida, Arizona, and North Carolina. Our home sales in the first nine months of 2013 demonstrate moderate and steady improvement as the homebuilding industry continues to recover from the previous downturn. We also engage in other activities such as the operation of amenities and the sale of commercial and industrial land for third-party development. These activities are also benefiting from improved market conditions.

     Our business strategy includes the development of residential communities for people age 55 and older, including the construction and sales of residences within those communities, and the construction and sale of primary residences for people of all ages.

We believe the demographic trends and lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for our active adult business segment. Solivita and Vitalia at Tradition, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, serve as our flagship active adult communities.  In the first nine months of 2013 we saw marked improvement in customer traffic at all three communities, resulting in year-over-year improvement in sales.  We are currently planning and developing two more communities that will broaden our geographic footprint and product offering, which will provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

Our current primary homebuilding sales activities include four primary locations, three in Florida and one in Arizona, with additional communities in the pipeline for both states.  Based on our internal projections, we expect to sell out of lots at all four communities within the next 12 to 15 months. Replacement positions may require new acquisitions of developed or undeveloped lots, or we may decide to develop current land holdings, depending on market conditions within the vicinity of these assets. In the third quarter of 2013, we acquired 362 finished lots in Arizona and also opened for sales in our third location in Florida.

In June, 2013, an affiliate of a leading global private investment firm, TPG, invested $135,000 in our company. We are using the proceeds, net of transaction costs, to accelerate the implementation of our strategic plan, which includes growth in both of our business segments in our existing and new high-potential housing markets. We have significantly increased our land acquisition activities based on this new strategy and continue to identify opportunistic land positions that can contribute to near-term operating profits.

Our business remains capital intensive and requires or may require increased expenditures for land and infrastructure development and housing construction, funding of operating deficits, real estate taxes, homeowner association (“HOA”) deficits, interest expense and working capital, as well as potential new acquisitions of real estate and real estate-related assets.  We carefully manage our inventory levels through monitoring land development and home starts.  In that regard, our planned asset sales will help reduce and diversify land holdings and associated carry costs.

Our cash flow from operations in the first nine months of 2013 was insufficient to cover our primary recurring costs for interest payments, real estate taxes, HOA subsidies, and unallocated general and administrative expenses.  We anticipate that we will continue to generate operating losses during 2013.  In addition, our 7.50% Notes may be put to us in February 2014. We believe the TPG Investment, along with cash on hand, provides us with sufficient liquidity for the potential debt put and to fund new investments or engage in new initiatives that are consistent with our strategy.  We may seek additional financing from capital markets or other sources to further fund our growth initiatives or repay debt upon maturity.

During the nine months ended September 30, 2013, our homebuilding results reflected improvement over 2012.  We have experienced a strengthening market in the homebuilding industry and in the geographical areas in which we operate. Sales and customer traffic both increased during the third quarter of 2013 compared to the same period last year.  During the quarter, we signed 104 sales contracts, net of cancellations, and closed 147 sales generating $31,891 of revenue as compared to signing 99 sales contracts, net of cancellations, and closing 82 sales generating $17,405 of revenue in the third quarter of 2012.  Our backlog of homes sold but not yet closed as of September 30, 2013 was 233 units, a 17% increase over the 200 units in backlog as of September 30, 2012.  The positive year-over-year trends reflect improved market conditions and operational improvements we are driving through our business.

We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses.  We have introduced strategies and procedures that are designed to streamline our homebuilding operations by simplifying and standardizing processes and employing value-engineering practices to help us deliver quality, well-built homes.  In addition, we will continue to examine our assets to determine which assets fit within our primary business strategy.

The following is a breakdown of our land holdings as of September 30, 2013:

	Total	Closed	Developed	Partially Developed	Raw	Total Remaining Lots	Total
	Lots (1)(2)	Lots					Acres (3)
Principal Communities
Active Adult Communities

Florida
Solivita (4)	10,387	3,662	752	564	5,409	6,725
Vitalia at Tradition	1,244	202	256	364	422	1,042
	11,631	3,864	1,008	928	5,831	7,767

Arizona
CantaMia (5)	1,286	172	52	398	664	1,114
Eastmark	905	—	—	—	905	905
	2,191	172	52	398	1,569	2,019

Total Active Adult Communities	13,822	4,036	1,060	1,326	7,400	9,786

Primary Residential Communities

Florida	3,359	1,467	1,183	637	72	1,892
Arizona	346	123	223	170	—	223

Total Primary Residential Communities	3,705	1,590	1,406	807	72	2,115

Total Principal Communities	17,527	5,626	2,466	2,133	7,472	11,901

Not Actively Building or Developing
Platted Scattered Lots (6)	4,726	3,171	850	674	31	1,555
Unplatted Scattered Lots	—	—	—	—	—	—	53
Joint Venture Lots	234	—	234	—	—	234

Platted Scattered Mixed-Use Raw Land	102	2	33	67	—	100
Unplatted Scattered Mixed-Use Raw Land	—	—	—	—	—	—	15,152

Total Not Actively Building or Developing	5,062	3,173	1,117	741	31	1,889	15,205

Land Held for Sale
Platted Residential	4,557	12	45		4,500	4,545
Multi-Family Communities	218	—	—	—	218	218
Unplatted Residential, Commerical or Industrial	—	—	—	—	—	—	150
Total Land Held for Sale	4,775	12	45	—	4,718	4,763	150

Commercial & Industrial (7)		—	—	—	—	—	1,619
Total Commercial & Industrial:		—	—	—	—	—	1,619

Grand Total:	27,364	8,811	3,628	2,874	12,221	18,553	16,974

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
(6) Included in scattered lots are 653 Poinciana lots (16 developed and 637 partially developed) and 1,001 Rio Rico lots (867 developed, 103 partially developed, and 31 raw).
(7) Commercial and industrial land within this category is reflected as gross acres.

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the nine and three months ended September 30, 2013 and 2012:

	Nine Months		Three Months
	2013	2012	2013	2012
Operating income (loss):
Active adult communities
Revenues
Homebuilding	$35,910	$24,072	$17,304	$7,732
Amenity	5,349	5,200	1,793	1,644
Expenses
Homebuilding	30,160	25,467	14,214	10,741
Homebuilding selling, general and administrative	6,380	9,439	1,838	2,838
Amenity	6,177	5,426	2,070	1,599
Segment operating income (loss)	(1,458)	(11,060)	975	(5,802)

Primary residential
Revenues
Homebuilding	36,330	21,533	14,658	9,672
Amenity	1,831	1,840	412	625
Expenses
Homebuilding	30,747	20,995	13,029	10,158
Homebuilding selling, general and administrative	3,198	3,295	1,063	1,015
Amenity	1,923	—	536	(1,168)
Segment operating income (loss)	2,293	(917)	442	292

Commercial and industrial and other land sales
Revenues	9,556	20,753	674	8,696
Expenses	5,352	15,592	95	8,248
Segment operating income	4,204	5,161	579	448

Other operations
Revenues	496	367	58	157
Expenses	303	212	119	70
Segment operating income (loss)	193	155	(61)	87

Operating income (loss)	5,232	(6,661)	1,935	(4,975)

Unallocated income (expenses):
Interest income	130	95	96	32
Equity loss from unconsolidated entities	(84)	(117)	(7)	(38)
Loss on extinguishment of debt	—	(1,144)	—	(1,144)
Net (gain)/loss attributable to non-controlling interests	(899)	(1,475)	(899)	(33)
Corporate general and administrative expenses	(11,882)	(10,296)	(3,885)	(3,633)
Interest expense	(2,515)	(6,256)	1,020	(1,903)
Other real estate expenses, net	(2,241)	(2,664)	(1,095)	125
(Impairment) reversal of impairment charge of land developed or held for future development	958	(2,861)	958	(14)
Loss before income taxes	(11,301)	(31,379)	(1,877)	(11,583)
Income tax benefit	—	—	—	—
Net loss attributable to AV Homes	$(11,301)	$(31,379)	$(1,877)	$(11,583)

Data from closings for the active adult and primary residential homebuilding segments for the nine and three months ended September 30, 2013 and 2012 is summarized as follows:

For the nine months ended September 30,	Number of Units	Revenues	Average Price Per Unit
2013
Active adult communities	149	$35,705	$240
Primary residential	161	36,127	$224
Total	310	$71,832	$232
2012
Active adult communities	100	$24,021	$240
Primary residential	104	21,497	$207
Total	204	$45,518	$223

For the three months ended September 30,	Number of Units	Revenues	Average Price Per Unit
2013
Active adult communities	76	$17,257	$227
Primary residential	71	14,634	$206
Total	147	$31,891	$217
2012
Active adult communities	34	$7,731	$227
Primary residential	48	9,674	$202
Total	82	$17,405	$212

Data from contracts signed for the active adult and primary residential homebuilding segments for the nine and three months ended September 30, 2013 and 2012 is summarized as follows:

For the nine months ended September 30,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2013
Active adult communities	292	(39)	253	$60,353	$239
Primary residential	173	(68)	105	25,769	$245
Total	465	(107)	358	$86,122	$241

2012
Active adult communities	169	(46)	123	$30,880	$251
Primary residential	215	(32)	183	41,551	$227
Total	384	(78)	306	$72,431	$237

For the three months ended September 30,
2013
Active adult communities	93	(14)	79	$19,670	$249
Primary residential	49	(24)	25	6,536	$261
Total	142	(38)	104	$26,206	$252

2012
Active adult communities	48	(9)	39	$9,973	$256
Primary residential	68	(8)	60	14,659	$244
Total	116	(17)	99	$24,632	$249

Backlog for the active adult and primary residential homebuilding segments as of September 30, 2013 and 2012 is summarized as follows:

As of September 30,	Number of Units	Dollar Volume	Average Price Per Unit
2013
Active adult communities	167	$41,401	$248
Primary residential	66	16,837	$255
Total	233	$58,238	$250
2012
Active adult communities	68	$18,578	$273
Primary residential	132	29,903	$227
Total	200	$48,481	$242

The number of net housing contracts signed during the nine and three months ended September 30, 2013 compared to the same periods in 2012 increased 17% and 5%, respectively. The dollar value of housing contracts signed increased 19% and 6%, respectively. The year-over-year increase in volume of housing contracts signed for the nine and three months ended September 30 indicates improved market conditions for both of our homebuilding segments, but also reflects a much lower supply of our primary residential lots and communities available for sale in 2013 versus 2012. During the nine and three months ended September 30, 2013, cancellations of previously signed contracts totaled 107 and 38 compared to 78 and 17 during the nine and three months ended September 30, 2012. As a percentage of the gross number of contracts signed, this represents 23% and 27% for the nine and three months ended September 30, 2013, respectively and 20% and 15% for the nine and three months ended September 30, 2012, respectively. The increase in our cancellation rate is due to increased cancellations at our Bellapointe community in Florida due to the inability of some buyers to qualify for mortgage financing.

As of September 30, 2013, our inventory of unsold (speculative) homes, both completed and under construction, was 66 units, as compared to 62 units as of December 31, 2012.  As of September 30, 2013 and December 31, 2012, approximately 33% and 34%, respectively, of unsold homes were completed.

During the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the number of homes closed increased by 52% and the related revenues increased by 58%. Our average sales price for homes closed during the nine months ended September 30, 2013 increased to $232 compared to $223 for the nine months ended September 30, 2012. We anticipate that we will close in excess of 75% of the homes in backlog as of September 30, 2013 during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.

Net loss for the nine and three months ended September 30, 2013 was $11,301 or $1.67 per basic and diluted share and $1,877 or $0.86 per basic and diluted share, respectively, compared to $31,379 or $2.50 per basic and diluted share and $11,583 or $0.92 per basic and diluted shared, respectively, for the nine and three months ended September 30, 2012.  The decrease in net loss for the nine and three months ended September 30, 2013 compared to the same periods in 2012 was primarily due to an increase in operating income, a decrease in other real estate expenses, a decrease in interest expense, and a decrease in gains attributable to non-controlling interests, offset in part by an increase in corporate general and administrative expenses.

Combined operating income from active adult communities and primary residential homebuilding was $835 and $1,417 for the nine and three months ended September 30, 2013, respectively, as compared to operating losses of $11,977 and $5,510 for the same periods in 2012.  The change from a net loss to net income was primarily attributable to additional home closings, a favorable mix of homes closed, and reduced divisional overhead in the nine and three months ended September 30, 2013 versus the nine and three months ended September 30, 2012.

Revenues from active adult operations increased $11,987 or 41% and $9,916 or 106% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012.  Expenses from active adult operations increased $2,387 or 6% and $2,946 or 19% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in revenues is primarily attributable to 49 additional closings in the nine months ended September 30, 2013 as compared to prior year, and a favorable change in mix of homes closed for the nine and three months ended September 30, 2013 than for the nine and three months ended September 30, 2012.  The increase in expenses is attributable to increased closings for the nine months ended September 30, 2013, offset by decreased selling, general and administrative expenses, for the nine months ended September 30, 2013 as compared to 2012.  During the nine and three months ended September 30, 2013, we recorded impairment charges in our active adult operations from homes completed or under construction of $32 and $0, respectively, compared to impairments of approximately $1,525 and $807 for the nine and three months ended September 30, 2012. During the three months ended September 30, 2013, management changed its plans to sell certain assets, resulting in the reclassification of these assets to held and used and a reversal of previously recorded impairment expense of $958. The average sales price on closings from active adult homebuilding operations during the nine and three months ended September 30, 2013 was $240 and $227 compared to $240 and $227 during the same periods in 2012.

The average gross margin (excluding impairment charges and inclusive of commissions expense) on closings from active adult homebuilding operations during the nine and three months ended September 30, 2013 was approximately 16% and 18%, respectively, compared to approximately 13% and 10% during the nine and three months ended September 30, 2012, respectively. The increase in gross margin for the nine and three months ended September 30, 2013 is attributable to a change in mix of homes closed.

Revenues from primary residential operations increased $14,788 or 63% and $4,578 or 44% for the nine and three months ended September 30, 2013 compared to the same periods in 2012. Expenses from primary residential operations increased $11,578 or 48% and $4,623 or 46% for the nine and three months ended September 30, 2013 compared to the same periods in 2012. The increase in revenues is primarily attributable to 57 and 23 additional closings in the nine and three months ended September 30, 2013, respectively, as compared to the prior year period, along with a favorable change in mix of homes closed in 2013 as compared to 2012. In addition, we have been able to increase sales prices year over year in this segment as market conditions improved.  The increase in expenses is attributable to increased closings and a change in mix of homes closed in the nine and three months ended September 30, 2013 as compared to the nine and three months ended September 30, 2012. During the nine and three months ended September 30, 2013, we did not record any impairment charges in our primary residential operations from homes completed or under construction. During the nine and three months ended September 30, 2012, we recorded impairment charges in our primary residential operations from homes completed or under construction of $15 and $0. The average sales price on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2013 was $224 and $206 compared to $207 and $202 for the same periods in 2012.

The average gross margin (excluding impairment charges and inclusive of commissions expense) on closings from primary residential homebuilding operations for the nine and three months ended September 30, 2013 was approximately 15% and 11%, respectively, compared to approximately 11% and 13%, respectively, for the same periods in 2012. The increase in average gross margins in the first nine months of 2013 as compared to the first nine months of 2012 is attributable to a favorable change in mix of homes closed coupled with sales price increases in our Phoenix primary homebuilding operations and the first closings from our newest Central Florida community, Bellalago, which generally produces higher margins than our other offerings in this segment.  The decrease in gross margins in the three months ended September 30, 2013 as compared to one year ago is primarily related to a change in mix of homes closed.

Net income from commercial and industrial and other land sales was $4,204 and $579 for the nine and three months ended September 30, 2013, respectively, compared to net income of $5,161 and $448 for the nine and three months ended September 30, 2012, respectively. The decrease in net income in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily attributable to decreased land sale revenues. Although our portfolio of assets includes land we hold for sale, these asset sales are not core to our business and are unpredictable in terms of timing and amounts.

Revenues from other operations increased $129 or 35% and decreased $99 or 63% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012. Expenses from other operations increased $91 or 43% and $49 or 70% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in revenues and expenses is primarily attributable to increased leasing activities in the first nine months of 2013 as compared to the first nine months of 2012.

General and administrative expenses increased $1,586 or 15% and $252 or 7% for the nine and three months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase was primarily due to expenses related to financing activities, increased IT and marketing consulting fees, increased compensation expenses, professional accounting services related to the year-end audit, and increased testing required as a result of our new accounting and operational software system in the nine and three months ended September 30, 2013 as compared to the nine and three months ended September 30, 2012.

Interest expense decreased $3,741 or 60% and $2,923 or 154% for the nine and three months ended September 30, 2013 compared to the same periods in 2012. The decrease in interest expense is primarily attributable to an increase in the amount of interest expense we capitalized to homes under construction and land under development in the first nine months of 2013 as compared to the same period in 2012 due to the increase in the number of homes under construction and the recent purchases of land for new communities.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $423 or 16% and increased $1,220 or 976% for the nine and three months ended September 30, 2013 compared to the same periods in 2012. The decrease in other real estate expenses for the nine months ended September 30, 2013 is primarily attributable to a loss recognized in 2012 from land notes receivables write-offs and restructuring of $541. The increase in other real estate expenses for the three months ended September 30, 2013 is primarily attributable to a downward adjustment to the estimated development liability for Rio Rico of $1,083 in 2012, resulting in a credit to other real estate expenses for the three months ended September 30, 2012.

In accordance with ASC 740, AV Homes evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the nine months ended September 30, 2013, we recognized an increase of $4,602 in the valuation allowance.  As of September 30, 2013, our deferred tax asset valuation allowance was $131,135.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of September 30, 2013, our cash and cash equivalents totaled $176,167, compared to cash and cash equivalents of $79,815 as of December 31, 2012. As of September 30, 2013 and December 31, 2012, total consolidated indebtedness was $105,402, including $100,000 carrying amount of our 7.50% Notes and 7.50% Exchange Notes and $5,402 carrying amount of our 4.50% Notes. Additionally, as of September 30, 2013, we had $4,348 in restricted cash, of which $3,620 is posted to collateralize outstanding letters of credit, compared to $4,682 in restricted cash as of December 31, 2012.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the nine months ended September 30, 2013, net cash used in operating activities amounted to $31,095, primarily to fund our operating losses, development, land purchases, and home construction. Net cash used in investing activities amounted to $955, primarily due to investments in property and equipment.  Net cash provided by financing activities of $128,402 was primarily attributable to the TPG Investment in common and preferred stock.

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

During 2007, we repurchased $5,200 principal amount of the 4.50% Notes for $4,857 including accrued interest. On October 17, 2008, we repurchased $35,920 principal amount of the 4.50% Notes for approximately $28,112, including accrued interest.  In 2009, we repurchased $14,076 principal amount of the 4.50% Notes for approximately $11,696, including accrued interest. On February 4, 2011, we repurchased $17,765 principal amount of the 4.50% Notes for approximately $18,171 using proceeds from the issuance of our 7.50% Notes discussed below.  On April 1, 2011, holders of $41,637 principal amount of the 4.50% Notes exercised their right to require us to repurchase the 4.50% Notes. As of September 30, 2013 and December 31, 2012, $5,402 aggregate principal amount of the 4.50% Notes remain outstanding.

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

Financial Covenants: The First Supplemental Indenture requires us to maintain, at all times until February 15, 2014, cash and cash equivalents of not less than $20,000.

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

As of September 30, 2013 and December 31, 2012, $55,500 aggregate principal amount of the 7.50% Notes remain outstanding.

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

Financial Covenant: The Second Supplemental Indenture includes the same financial covenant as the one governing the 7.50% Notes. We may suspend the operation of this financial covenant with respect to the 7.50% Exchange Notes if the aggregate principal amount outstanding of the 7.50% Notes and the 7.50% Exchange Notes does not exceed $33,000.

Repurchase Right: Unlike the 7.50% Notes, the 7.50% Exchange Notes do not provide that the holders may require us to repurchase the 7.50% Exchange Notes on February 15, 2014. However, holders of the 7.50% Exchange Notes have the right to require us to repurchase the 7.50% Exchange Notes upon the occurrence of a “fundamental change” (as defined in the Second Supplemental Indenture).  The holders of the 7.50% Exchange Notes also have the right to require us to repurchase 50% of the 7.50% Exchange Notes upon the occurrence of a breach of the above financial covenant at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

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

We have assessed the 7.50% Exchange Notes and concluded that the impact of any embedded derivative features are not material as of September 30, 2013, subject to further review over the life of the 7.50% Exchange Notes.  As of September 30, 2013 and December 31, 2012, $44,500 aggregate principal amount of the 7.50% Exchange Notes remain outstanding.

Performance Bonds

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of September 30, 2013, we had outstanding performance bonds of approximately $3,290. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

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

In October of 2012, Osceola County, Polk County, the Osceola County Expressway Authority (the "Expressway Authority") and Avatar Properties Inc. ("API"), one of our wholly owned subsidiaries, entered into an Agreement for Development (the "Development Agreement") of the Poinciana Parkway, a roadway intended to relieve congestion in the Poinciana, Florida area by connecting it to regional roadways.

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API’s current plans for the Poinciana Parkway.  The Expressway Authority has selected a general contractor to design the final configuration of the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties, which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority, and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

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

Other

On October 13, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $9,864 previously authorized. On December 12, 2008, our Board of Directors amended its June 2005 authorization to purchase the 4.50% Notes and/or common stock to allow expenditures up to $30,000, including the $1,888 remaining after the October 2008 activities. As of September 30, 2013, the remaining authorization is $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2013.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2013 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AV Homes' market risk during the nine months ended September 30, 2013. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 Framework on internal control.

PART II -- OTHER INFORMATION

Item 1A. Risk Factors (Dollars in thousands)

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results.

The homebuilding industry, which is cyclical and affected by a variety of factors, recently underwent a significant downturn.  Although the industry has begun to recover, including our primary markets of Florida and Arizona, homebuilding remains below historic levels and the duration and ultimate speed of recovery remain uncertain.  Deterioration in industry conditions or in broader economic conditions could have additional material adverse effects on our business and financial results.

The homebuilding industry is highly cyclical and is significantly affected by changes in industry conditions, as well as in global and local economic conditions, such as changes in:

•	employment and income levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends; and

•	housing demand.

Changes in these conditions may occur on a national scale, as is the case in the recent downturn and ongoing recovery, or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect markets, they could have a proportionately greater impact on us than on other homebuilding companies with smaller presences in these locally affected markets. Our current operations are concentrated entirely in the markets of Florida and Arizona, which were more adversely affected by the recent downturn and as a result the downturn had a more substantial impact on our business and financial results than some of our competitors.

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

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, and other existing homes and rental properties, can also adversely impact our ability to sell new homes and can depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but can also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. Recent indicators continue to show that the glut of foreclosures in the Arizona market is abating but that Florida may continue to see foreclosures for some time. It is difficult to calculate the total number of units at foreclosure risk due to potential “shadow inventory.”  Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders on the market gradually, rather than all at once, or delay the foreclosure process.

The recent downturn in the homebuilding industry was one of the most severe housing downturns in U.S. history. The significant decline in the demand for new homes, the significant oversupply of homes in some markets and the significant reductions in the availability of financing for homebuyers that marked the downturn are continuing and may continue for some time. We experienced material reductions in our home sales and homebuilding revenues, and we have incurred and may incur in the future material inventory impairments and losses from our joint venture interests and other write-offs. Although market conditions have improved, it is not clear when we may return to profitability. The reversal of the recent recovery or slower than anticipated improvements in our primary markets would have a further material adverse effect on our business, liquidity and results of operations.

TPG Aviator, L.P. is a significant stockholder and may have conflicts of interest with us in the future.

As of September 30, 2013, TPG Aviator, L.P. ("TPG Aviator") owned approximately 41.9% of our common stock. As a result, TPG Aviator is our largest single stockholder. In addition, so long as TPG Aviator owns at least 10% of our issued and outstanding common stock, TPG Aviator has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if TPG Aviator were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline, and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

In connection with TPG Aviator's June 2013 investment in us, we entered into a stockholders agreement with TPG Aviator, pursuant to which we granted TPG Aviator certain rights that may restrain our ability to take various actions in the future. Under the stockholders agreement, we agreed to increase the size of our board of directors to ten members following conversion of the Series A Contingent Convertible Cumulative Redeemable Preferred Stock ("the Series A Preferred Stock") which has been accomplished and, assuming TPG Aviator and its affiliates hold at least 80% of our common stock they held at closing of TPG Aviator's investment (assuming full conversion of the Series A Preferred Stock), then TPG Aviator will be entitled to nominate four director of which they have currently designated three.

TPG Aviator will have the right to nominate a specified number of directors to the board and to have a specified number of such directors appointed to each committee of the board of directors for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 5% (assuming full conversion of the Series A Preferred Stock). TPG Aviator is entitled to nominate to the board: (i) four directors if TPG Aviator's ownership percentage of our common stock is at least 30%, (ii) three directors if TPG Aviator's ownership percentage is at least 20% but less than 30%, (iii) two directors if TPG Aviator's ownership percentage is at least 15% but less than 20%, and (iv) one director if TPG Aviator's ownership percentage is at least 5% but less than 15%.

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

In addition, for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 5% (following full conversion of the Series A Preferred Stock), the rights and responsibilities of the finance committee of the board will include (1) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (2) any redemption, purchase, repurchase or other acquisition of securities by AV Homes or any subsidiary, other than in connection with equity compensation arrangements, (3) any incurrence of indebtedness or certain debt-like obligations, with limited exceptions, (4) any hiring or firing of members of senior management, (5) any land or builder acquisitions or dispositions, any acquisitions or dispositions of subsidiaries or any other acquisitions or dispositions, in each case, that are greater than $5,000 (including total expected capital requirements and development costs), (6) any capital expenditures or land commitments over an agreed upon budget, as approved by our board of directors, or otherwise greater than $10,000, and (7) any entry into new markets or lines of business. During such period, the rights and responsibilities of the compensation committee will include (1) any adoption of any new, or expansion of any existing, equity incentive plan and (2) any changes to, or the adoption of, any compensation arrangements for any members of our board of directors or our senior management. During such period, our board may not approve such matters without the requisite committee approval, which in most cases will require the approval of at least one of the committee members appointed by TPG Aviator.

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

In October of 2012, Osceola County, Polk County, the Osceola County Expressway Authority and Avatar Properties Inc., one of our wholly owned subsidiaries, entered in to an Agreement for Development of the Poinciana Parkway, a roadway intended to relieve congestion in the Poinciana area by connecting it to regional roadways.

Pursuant to the Development Agreement, API has assigned to the Expressway Authority all of API's current plans for the Poinciana Parkway.  The Expressway Authority has selected a general contractor to design the final configuration of the Poinciana Parkway and to construct the roadway once bond financing is obtained.  Construction is contingent on bond financing obtained by Osceola County and cash contributions by Polk and Osceola Counties, which may be funded by grant monies or other sources to be determined.  If all required funds are obtained and the Development Agreement is closed, API will (i) assign at no cost its current permits for the Poinciana Parkway to the Expressway Authority and (ii) donate to Polk County or Osceola County, as applicable, certain rights of way for the Poinciana Parkway and certain additional rights of way that will accommodate both the arterial and southern connector facilities to Osceola and Polk Counties.  The Expressway Authority shall be responsible for construction of the Poinciana Parkway at no cost to API.  The toll portion of the Poinciana Parkway shall be operated and maintained by the Expressway Authority, and all excess toll revenues shall be used to fund transportation facilities in the Poinciana area.  Other portions of the Poinciana Parkway will be owned by Polk County or Osceola County, as applicable.

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

In addition, certain of our communities have HOAs, and we plan to have HOAs at most of our future communities.  In most of our existing communities, HOA dues paid by residents are insufficient to pay for all operating expenses and, therefore, we subsidize those HOAs.  We expect that to be the case in new communities as well in the early stages of selling out those communities.  Pursuant to these arrangements, we may become obligated to make greater payments, if assessments levied on and paid by homeowners are insufficient to cover such operating expenses when due.

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

Most of these liabilities relate to class action settlement agreements entered into by us in 1974 and the bankruptcy of our predecessor and its affiliates in the mid-1970s (collectively, the “Orders”).  Among other things, under the Orders, we are obligated to install certain utility infrastructure to lots sold by us in Rio Rico and Poinciana prior to such Orders (“Affected Lots”). Historically, we have identified such contingent obligations respecting the Orders in our Securities and Exchange Commission (“SEC”) filings supported by the report of an independent engineer.  In 2011, our management determined that such engineer estimates should be further evaluated by another independent engineer.  The second engineer's report reflected a much greater cost to complete the utility infrastructure at Rio Rico as a result of more accurate measurements of linear feet of utility lines required, cost updates and advanced techniques in identifying the location and number of Affected Lots.  Our management also determined that an error was made in 2005 when the total mileage of water pipe mains required was reduced based on assumptions that are not supported by our current research.  Our estimate of the liability has been accrued and is included in the Estimated Development Liability for Sold Land line item in our consolidated balance sheet as of September 30, 2013.  If a significant number of the owners of the Affected Lots require AV Homes to install infrastructure in Rio Rico or Poinciana, it is possible that it would have a material impact on our liquidity.

The reduction in availability of mortgage financing has adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

Lenders, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years.  Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined.  The deterioration in credit quality has caused almost all lenders to stop offering subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements.  Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans, in turn, have made it more difficult for many buyers to sell their homes or to finance the purchase of our homes.  These factors have served to reduce the pool of qualified home buyers.  These reductions in demand have adversely affected our business and financial results, and the duration and severity of their effects are uncertain.  The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry historically has been very important to the housing market. Any changes in the ongoing role of these entities could have a material impact on the financing market and our ability to sell homes. Further, the recent government shutdown highlighted the role of the federal government in the mortgage lending market. Any further government shutdowns in the future may have a material impact on the financing market and our ability to sell homes.

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

We believe that the elevated cancellation rate experienced in each of the last four years was largely a result of reduced homebuyer confidence as a result of price declines and the number of foreclosures and the difficulties surrounding obtaining mortgage financing.  A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise again in the future.  Any increase in cancellations of home sales orders in backlog may have a material adverse impact on our results of operations.

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

Inflation can adversely affect us by increasing costs of land, materials and labor. However, we may not be able to offset any such cost increases with higher sales prices because of a continuation of the oversupply of homes relative to demand. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation, and our margins could decrease. Moreover, with inflation, our costs of capital increase, and the purchasing power of our cash resources can decline.

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

Furthermore, decreases in home values as a result of general economic conditions may result in an increase in construction defect claims, as well as claims based on marketing and sales practices. Our reserves may not cover all of the claims arising from such issue, or we may experience litigation costs and losses that could impact our profitability. Even if we are successful in defending such claims, we may incur significant costs.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our having sufficient liquidity to acquire such properties.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-

bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would have an adverse effect on our revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our debt obligations and restrictive covenants, and as a result of our reduced access to capital compared to some of our competitors.

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

In addition, some real estate investments are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions may be limited, and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.

We incur many costs before we begin to build homes in a community.  Depending on the stage of development a land parcel is in when acquired, such costs may include costs of preparing land; finishing and entitling lots; installing roads, sewers, water systems and other utilities; building amenities in our age-restricted and age-targeted communities; taxes and other costs related to ownership of the land on which we plan to build homes; and promotional marketing and overhead expenses to prepare for the opening of a new home community for sales. In addition, local municipalities may impose requirements resulting in additional costs.  If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to adjustments in our marketing strategy or other reasons, each of which has occurred throughout the housing downturn, we may incur additional costs, and it will take a longer period of time for us to recover our costs.

Although we operate in two primary markets, we have a high concentration of land assets in the Poinciana area market and are particularly susceptible to market fluctuations in that region.

Historically, our goals for the ownership and control of land and building lots were based on management's expectations for future volume growth in Florida, and in particular, the Poinciana/Kissimmee area. In light of weak market conditions encountered since 2006, prior projections were not realized, and we have a very high concentration of assets in this market. Because future market conditions are uncertain, and our assets are so highly concentrated, we are limited in the amount of land we can dispose of to supplement cash flow from home sales. Our flexibility in responding to changes in market conditions, including our ability to respond to further declines in the housing market or to benefit from a return to growth, has also been reduced as a result of our land and lot positions in such a concentrated area.

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

We recently announced the formation of a new Carolinas division and the acquisition of property in North Carolina and we continue to consider opportunities for growth, in both our existing markets and in new markets. Additional growth of our business, either through increased land purchases, the development of larger projects, or into new business lines may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or new businesses could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets or businesses. In addition, opportunities may arise in the future to acquire other companies from third parties, and any acquisition could be difficult to integrate with our operations and could require us to assume unanticipated liabilities or expenses.

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

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code, and our Section 382 share rights agreement, which is intended to preserve our NOLs, may not be effective.

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOL”), and we may generate additional NOL in 2013.  Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years, and we have recorded a valuation allowance against our net deferred tax assets that include the NOL (and certain related tax credits) that we have generated but have not yet realized.  At September 30, 2013, we had deferred tax assets, net of deferred tax liabilities, totaling $130,248 against which we have provided a full valuation allowance.  Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits, and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

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

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation.  The bulk of the land was transferred in 2006, and the final closing took place in 2007.  These transactions and subsequent correspondence with the IRS entitled us to defer payment of income taxes of approximately $24,400 from the gain on these sales until we sell replacement property provided we obtained qualifying replacement property for the Marion property by December 31, 2010.  We believe that we acquired appropriate replacement properties by December 31, 2010.  If the IRS determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

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

The mortgage industry is under intense scrutiny and is facing increasing regulation at the federal, state and local level. Changes in regulation have the potential to negatively impact the full spectrum of mortgage related activity. Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, changes to the FHAs rules to require increased Borrower FICO scores, increased down payment amounts, and potentially limiting the amount of permitted seller concessions lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

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

10.1	Michael S. Burnett Offer Letter dated September 24, 2013 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

32.2	Certification of Chief Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AV HOMES, INC.

Date:	November 7, 2013	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2013	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)