Form 10-K
period 2013-12-31
AV Homes, Inc.
filed 2014-03-17
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the fiscal year ended December 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________.

001-07395
Commission File Number

AV HOMES, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-1739078
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8601 N. Scottsdale Rd., Suite 225, Scottsdale, Arizona	85253
(Address of Principal Executive Offices)	(Zip Code )

(480) 214-7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market
Preferred Share Purchase Rights	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $272,056,141 as of June 30, 2013.

As of February 26, 2014, there were 21,993,570 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

Company Overview

AV Homes, Inc. was incorporated in the state of Delaware in 1970. In 2012, we changed our name from Avatar Holdings Inc. to AV Homes, Inc. Our principal executive offices are located at 8601 N. Scottsdale Rd., Suite 225, Scottsdale, Arizona 85253, and our telephone number is (480) 214-7400. Our website address is www.avhomesinc.com. Information on our website does not constitute part of this Annual Report on Form 10-K.

AV Homes, Inc. is a homebuilder engaged in the business of homebuilding, community development, and land sales in Florida and Arizona, and has recently expanded into North Carolina. Our business focuses on the development of (i) active adult communities, which are age-restricted or age-targeted to the age 55 and over active adult demographic, and (ii) primary residential communities, which serve first-time and move-up buyers, and the construction and sale of residences within these communities. Additionally, we have a portfolio of legacy land holdings that we sell in favorable market conditions. As of December 31, 2013, we owned 2,964 developed residential lots, 3,193 partially developed residential lots, 13,714 undeveloped residential lots, and 7,860 acres of mixed use, commercial, and industrial land. We utilize our deep experience, strong operating platform, and land inventory to capitalize on the strengthening housing environment and favorable demographic trends within our core markets. We are publicly held and our common stock is traded on the NASDAQ Stock Market under the symbol “AVHI.”

Our performance in our core business segments of active adult community development and primary residential community development has improved for the year ended December 31, 2013 as compared to prior years. As the market continues to recover from the industry downturn, we have experienced the positive impact from that as well. During the year ended December 31, 2013, we closed on 481 homes at an average sales price of $238 per closed home, generating $114 million of home sale revenue, as compared to the year ended December 31, 2012, in which we closed on 306 homes at an average sales price of $227 per closed home, generating $69 million of home sale revenue. The number of housing contracts (net of cancellations) signed in 2013 increased 18% compared to 2012, and at December 31, 2013, we had 167 homes in backlog with a sales value of approximately $39.9 million compared to 185 homes in backlog with a sales value of approximately $43.1 million at December 31, 2012.

Our Strengths

We believe we are well-positioned to execute our core business strategies as a result of the following competitive strengths:

Transformed from a land company to an efficient, process-driven homebuilder. Beginning in 2011, we implemented a strategic planning initiative to restructure our overhead costs and reposition the Company as a cost-efficient and process-driven homebuilder. Pursuant to this initiative, we re-aligned our business to capitalize on the demographic trends and homebuilding recovery in our core markets of Florida and Arizona. Specifically, our management re-evaluated all of our land holdings to identify core assets for development and homebuilding activities, as well as non-core assets to be sold in favorable market conditions. We also recruited a new team of senior and operating management with longstanding experience in the homebuilding industry, strengthening us to take advantage of the ongoing housing recovery.

Significant expertise in our core markets. We have been engaged in the business of homebuilding, community development, and land sales since 1970, and we have significant geographic expertise in the Florida and Arizona markets. In addition, as a result of our experience in developing communities for the active adult population for over three decades, we have market expertise in serving the housing and lifestyle aspirations of the vast Baby Boomer population. Our management team has a deep understanding of the active adult and primary residential market segments and the preferences of the buyers in these segments. We also supplement our expertise in our segments by utilizing a research-based approach to understanding the lifestyle preferences of these buyer segments.

Favorable demographics and real estate market recovery. In the active adult segment, we believe the demographic trends and lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for future business. Although we have begun to see improvement in primary residential housing statistics, the active adult segment has been slower to recover. We are seeing signs of recovery in the active adult market as the broader U.S. housing market rebounds.

Reputation for unique high-quality homes in desirable locations. We believe that our reputation for delivering high-quality homes in desirable locations, coupled with our unique amenities and home designs emphasizing lifestyle and value, drive customers to our developments. We seek to provide the highest level of customer service to our homebuyers by involving them in multiple phases of the construction process. Homebuyer involvement allows our sales staff to enhance their knowledge and relationship with our buyers. Our selling process focuses on the homes’ features, benefits, quality, and design, as opposed to merely price and square footage. In order to ensure that our buyers are able to make informed decisions, we generally utilize customer-friendly design centers focused on meeting our customers’ range of needs as they move through the process of purchasing a home.

Business Strategy

Our primary business is homebuilding, which includes the acquisition, development and building of active adult and conventional home communities, in Florida, Arizona and North Carolina. Our core business strategies, which we believe give us long-term competitive advantages relative to other builders, are intended to promote our growth, drive profitability and generate cash liquidity, and are summarized below.

Serve the lifestyle and housing needs of the 55+ active adults. Millions of Baby Boomers will continue to age toward and reach retirement. This demographic supports a growing interest in lifestyle-oriented, age-qualified communities, especially throughout the Sun Belt. We serve the lifestyle and housing needs of these active adults with innovative communities uniquely tailored to their lifestyle ambitions through our existing Solivita and Vitalia communities in Florida, and our existing CantaMia and future Encore communities in Arizona. In North Carolina, we are planning the opening of our Creekside community at Bethpage.

Strategically expand our primary business segments to capitalize on market recoveries. We focus on strategic development of land and communities to ensure sales of homes in high buyer-demand environments, which will allow us to obtain higher home prices and gross margins. We employ a deliberate land acquisition strategy focused on making prudent investments in high-demand markets in addition to exploring opportunities to broaden our geographic footprint. We also intend to maximize near-term value through developing communities where appropriate on our existing buildable land positions.

Active Adult. We currently operate our active adult business segment in select Florida and Arizona markets. We have recently expanded into the North Carolina market which we believe will generate attractive investment returns. We are committed to buying land that we believe can be developed profitably in the near term.

Primary Residential. We are focused on deploying capital to the improving primary residential sector. In markets that we believe will generate high return profiles and strong margins, we are actively buying land and developing primary residential communities for first-time and move-up buyers.

Maintain core focus on operational improvements to drive profitability while managing construction and labor costs. We intend to utilize proven technologies and processes to drive profitability. In 2012, we upgraded our information technology, enabling us to manage our business more effectively. In addition to the new systems, we introduced strategies and procedures designed to streamline our homebuilding operations. With keen insight into our customers’ buying habits, we are simplifying processes and employing value-engineering practices to help us deliver high-quality, well-built homes with the value our customers expect and the margins that enhance our profitability.

Exercise prudent balance sheet management to maintain ample liquidity for growth. We believe that it is critical for us to maintain a strong balance sheet with ample liquidity so that we can service our debt obligations, support on-going homebuilding operations, and take advantage of growth opportunities in our core markets as the housing market recovers. As of December 31, 2013, we had $145 million of cash and cash equivalents and $105 million of outstanding debt, mostly due in 2016.

Profitably monetize non-core commercial and industrial assets and scattered lots. We continue to execute a portfolio rationalization plan whereby we opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. We sold $16.3 million under this plan in 2013 for a profit of $8.2 million and $26.6 million in 2012 for a profit of $8 million.

Our Operations

Our primary business is homebuilding, which includes the acquisition, development and building of active adult and conventional home communities in Florida, Arizona, and North Carolina. For further information regarding our financial condition and results of operations, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Active Adult Community Development

A primary component of our business is the development of active adult communities and the construction and sales of residences within those communities. We intend to grow the business and continue to seek and evaluate opportunities to expand our active adult operations both in terms of assets and geography. Our current major active adult communities include:

Solivita

Solivita comprises approximately 10,387 lots on 4,193 acres in Central Florida, south of the Orlando metropolitan area. Solivita offers its residents numerous activities through the community’s Lifestyles program and approximately 148,000 square feet of recreation facilities. These facilities include two fitness centers, 14 heated swimming pools, restaurants, arts and crafts rooms, a café, and other meeting and ballroom facilities. We also developed and own two 18-hole championship golf courses. The community’s activity park houses a variety of sports and games facilities, including an official softball field, shuffleboard courts, pickle ball courts and tennis courts. Social activities at Solivita include its 170 clubs, including such diverse interests as photography, softball, theatre and motorcycle riding.

Solivita commenced active sales in 2000. From inception, we have closed 3,741 of the 5,887 planned residences and approximately 6,200 individuals reside in the community as of December 31, 2013.

CantaMia

CantaMia is a 1,760 lot active adult community located on 541 acres in the Estrella Mountain Ranch master planned community in Goodyear, Arizona, west of Phoenix. Residents have exclusive use of the 30,000 square foot recreation and lifestyle facility that has, as its focal point, a ten acre man-made lake system.  Amenities include an exercise facility, indoor/outdoor swimming pools, a demonstration kitchen, a library, a technology center, rooms for arts/crafts and games, a movement studio for yoga and aerobics, and a café.  CantaMia also has space for outdoor sporting venues, including swimming, softball, pickle ball, bocce ball, tennis and horseshoes.

We purchased phase one of the partially developed community in September 2010, phase two in December 2011, and phase three in December 2013. We have been selling in the previously developed sections of  phase one of CantaMia and have now begun development on the remaining sections of phase one. Sales officially began in February 2010, and the grand opening of the recreation facility occurred in March 2011.  A total of 186 units have closed as of December 31, 2013.

Vitalia at Tradition

Vitalia at Tradition (“Tradition”) is a 1,144 lot active adult community, comprised of 212 developed lots, 351 partially developed lots and approximately 438 undeveloped master planned lots in a 452-acre active adult community located in St. Lucie County, Florida, located between Vero Beach and West Palm Beach on Florida's east coast.  We acquired this property in 2009 in its partially developed condition.  We have now completed new model homes and have commenced initial development of additional roadways and the recreation center amenity. Development commenced in 2005 and a total of 143 homes have closed since 2009 as of December 31, 2013.

Encore at Eastmark

Encore at Eastmark ("Encore") will be our latest active adult community to be developed in the Southeast Valley of Metropolitan Phoenix, in the City of Mesa, Arizona. Encore is a 310-acre master planned community, located within the much larger master-planned community of Eastmark, currently under development by renowned developer DMB, Inc. Encore will offer four different product lines designed for the active adult demographic, encompassing 905 lots.

The sales office and model complex are planned to open in early 2015, with housing starts following shortly thereafter. The amenity complex is currently under design and planned to open in 2016. Amenities will include up to 15,000 square feet of air conditioned space offering exercise, yoga, locker rooms, swim, spa, tennis, pickle ball, and multi-use rooms.

Creekside at Bethpage

Creekside is our first entry into the Raleigh/Durham market. This community is part of the larger Bethpage mixed-use development, which consists of residential, retail, multifamily and commercial uses. Creekside is a 292-acre parcel with a preliminary total of 650 lots that will be age-restricted and target the active adult segment. Creekside will have four different product lines ranging from 1,200 to 2,600 square feet.

The sales center and model complex are in the planning process with an estimated opening of spring/summer of 2015. The amenities are also under design and will consist of a 15,000 square foot clubhouse with tennis courts, pickle ball courts, bocce, urban garden, and swimming pool. The amenities are estimated to open in the spring of 2016.
Primary Residential Community Development

The primary residential market continues to improve since the housing downturn and we believe continued investment in this segment will provide us with a balanced portfolio.  We acquired over 800 lots in five new communities in the second half of 2013 and expect to begin selling and building these along with the ongoing construction in our existing communities in the Phoenix, Arizona market. Additionally, we are building out our existing communities in Central Florida, and are expanding into a new market in North Carolina.

Information relating to our backlog is discussed in Item 7 of Part II of this report under the heading "Results of Operations."

The following is a breakdown of our land holdings as of December 31, 2013:

			Remaining Lots
	Total Lots (1)	Closed Lots (2)	Developed	Partially Developed	Raw	Total Remaining Lots	Total Acres (3)
Principal Communities
Active Adult Communities

Florida
Solivita	10,387	3,741	673	564	5,409	6,646
Vitalia at Tradition	1,144	143	212	351	438	1,001
	11,531	3,884	885	915	5,847	7,647	—

Arizona
CantaMia	1,760	186	240	196	1,138	1,574
Eastmark	905	—	—	—	905	905
	2,665	186	240	196	2,043	2,479

North Carolina
Bethpage	658	—	—	—	658	658

Total Active Adult Communities	14,854	4,070	1,125	1,111	8,548	10,784	—

Primary Residential Communities

Florida	3,847	1,499	424	1,152	772	2,348
Arizona	1,132	130	445	212	345	1,002
North Carolina	228	—	—	228	—	228

Total Primary Residential Communities	5,207	1,629	869	1,592	1,117	3,578

Total Principal Communities	20,061	5,699	1,994	2,703	9,665	14,362

Commercial & Industrial	—	—	—	—	—	—	1,682

Not Actively Building or Developing
Platted Scattered Lots	4,812	3,473	818	490	31	1,339
Unplatted Scattered Mixed-Use Raw Land	—	—	—	—	—	—	6,028

Total Not Actively Building or Developing	4,812	3,473	818	490	31	1,339	6,028

Land Held for Sale
Platted Residential	4,036	84	152	—	3,800	3,952
Multi-Family Communities	218	—	—	—	218	218
Unplatted Residential, Commerical or Industrial	—	—	—	—	—	—	150
Total Land Held for Sale	4,254	84	152	—	4,018	4,170	150

Grand Total	29,127	9,256	2,964	3,193	13,714	19,871	7,860

(1) Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.
(2) Closed lots are only shown for communities where we are actively building.
(3) Acres are reflected as gross acres and are not intended to represent net developable acres.

Acquisition of Royal Oak Homes
On March 13, 2014, we acquired substantially all of the assets and certain of the liabilities of Royal Oak Homes, LLC (“Royal Oak”) and certain land positions from an affiliate of Royal Oak. We also entered into an agreement to acquire additional lots in the future, and we received a right of first refusal with respect to single family residential land acquisitions and projects sold by an affiliate of Royal Oak for two years after the closing. The total purchase price paid under the acquisition agreements was approximately $65 million, paid in cash, which includes a $3 million earn-out. The actual amount of the earn-out may be more or less than the $3 million target amount based on the performance of the Royal Oak business through the end of 2015.
The acquisition complements our well-established, existing presence in the Poinciana market. With over 2,500 primary residential lots owned or controlled, Royal Oak enhances our position in a key growth market. The purchase of Royal Oak gives us a more balanced company with broader customer segmentation focus and advances our growth strategy in the near-term in the Central Florida marketplace.

Business Segment Information

Our business segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note 13 "Business Segments" to the Consolidated Financial Statements included in Part II.

Trademarks

We have federally registered trademarks and service marks or pending applications for federal registration for several of our entities, operations and communities, including AV Homes™, Joseph Carl Homes™, Stonegate®, Solivita™, and CantaMia™.

Employees

At December 31, 2013, we employed 133 individuals on a full-time or part-time basis. Relations with our employees are satisfactory and there have been no work stoppages.

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

Regulation

Our business is subject to extensive federal, state and local statutes, ordinances and regulations that affect every aspect of our business, such as environmental, hazardous waste and land use requirements, and can result in substantial expense to AV Homes.

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

Competition

The homebuilding industry is highly competitive.  Homebuilders compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor.  We compete with other local, regional and national homebuilders, often within larger subdivisions, that are designed, planned and developed by such homebuilders.  We also compete with home sales by others, foreclosures and rental properties.  In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business.  These competitive conditions in the homebuilding industry can affect our business and financial results through lower sales, lower selling prices, increased selling incentives, lower profit margins, impairments in the value of inventory and other assets, difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms, and delays in construction of our homes.

Seasonality

Our business is affected to some extent by the seasonality of home sales which generally produce higher levels of sales contracts during the months of November through April for active adult communities in the geographic areas in which we conduct our business. This pattern typically produces increased closings in the latter half of the year.

Executive Officers of the Registrant

The following table includes information with respect to all persons serving as executive officers of AV Homes as of the date of this Form 10-K.  Officers of AV Homes have been elected to serve until the next annual election of officers (which is expected to occur on June 10, 2014), when they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience

Roger A. Cregg	57
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

Michael S. Burnett	46
Mr. Burnett has served as AV Homes’ Executive Vice President and Chief Financial Officer since October 2013. Prior to this, Mr. Burnett served as Group Vice President, Finance, Treasury and Investor Relations for JDA Software Group, Inc., a leading global software provider offering supply chain management solutions, from November 2009 to October 2013. Previously, he served as Chief Financial Officer for American Traffic Solutions, Inc., a leading provider of technology and business solutions for traffic safety and electronic toll collection programs worldwide. He also served as Senior Vice President and Treasurer, and held various financial roles for Allied Waste Industries, Inc. from 1998 to 2008. Mr. Burnett began his career as a certified public accountant with Arthur Andersen LLP, from 1990 to 1998 providing audit and business advisory services.

Joseph C. Mulac III	52
Mr. Mulac has served as our Executive Vice President and President of our wholly-owned subsidiary, Avatar Properties Inc., since October 2010.  Since April 2009, Mr. Mulac has served as Chief Executive Officer of Joseph Carl Homes, LLC (n/k/a Avatar Properties of Arizona, LLC).  From March 2003 to April 2009, Mr. Mulac held the position of Division President and then Group President for the Engle Homes division of Technical Olympic USA. He served as Division President for Standard Pacific from 1998 to March 2003. Mr. Mulac held various manager positions with UDC Homes from 1988 to 1998.

Dave M. Gomez	49
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

ITEM 1A. RISK FACTORS (Dollars in thousands)

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

The homebuilding industry is highly cyclical and is significantly affected by changes in industry conditions, as well as in global and local economic conditions, such as changes in:

•	employment and income levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale or rent;

•	demographic trends; and

•	housing demand.

Changes in these conditions may occur on a national scale, as is the case in the recent downturn and ongoing recovery, or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect markets, they could have a proportionately greater impact on us than on other homebuilding companies with smaller presences in these locally affected markets. Our current operations are concentrated primarily in the markets of Florida and Arizona, which were more adversely affected by the recent downturn and as a result the downturn had a more substantial impact on our business and financial results than some of our competitors.

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

The homebuilding industry is highly competitive. Homebuilders compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions that are designed, planned and developed by such homebuilders. We also compete with home sales by others, foreclosures and rental properties. In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business. These competitive conditions in the homebuilding industry can affect our business and financial results through:

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

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, and other existing homes and rental properties, can adversely impact our ability to sell new homes, depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but can also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. Recent indicators continue to show that the glut of foreclosures in the Arizona market is abating but that Florida may continue to see foreclosures for some time. It is difficult to calculate the total number of units at foreclosure risk due to potential “shadow inventory.”  Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders on the market gradually, rather than all at once, or delay the foreclosure process.

TPG Aviator, L.P. is a significant stockholder and may have conflicts of interest with us in the future.

As of December 31, 2013, TPG Aviator, L.P. ("TPG Aviator") owned approximately 41.9% of our common stock. As a result, TPG Aviator is our largest single stockholder. In addition, so long as TPG Aviator owns at least 10% of our issued and outstanding common stock, TPG Aviator has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if TPG Aviator were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline, and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

In connection with TPG Aviator's June 2013 investment in us, we entered into a stockholders agreement with TPG Aviator, pursuant to which we granted TPG Aviator certain rights that may restrict our ability to take various actions in the future. Under the stockholders agreement, we agreed to increase the size of our board of directors to ten members and, assuming TPG Aviator and its affiliates hold at least 80% of our common stock they held, or were deemed to hold, at closing of TPG Aviator's investment, then TPG Aviator is entitled to nominate four directors, of which they have currently designated three.

TPG Aviator has the right to nominate a specified number of directors to the board and to appoint a specified number of such directors appointed to each committee of the board of directors for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 5%. TPG Aviator is entitled to nominate to the board: (i) four directors if TPG Aviator's ownership percentage of our common stock is at least 30%, (ii) three directors if TPG Aviator's ownership percentage is at least 20% but less than 30%, (iii) two directors if TPG Aviator's ownership percentage is at least 15% but less than 20%, and (iv) one director if TPG Aviator's ownership percentage is at least 5% but less than 15%.

In addition, we agreed to constitute each of our compensation committee and finance committee as a five member committee and (i) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 15%, TPG Aviator has the right to have two board members appointed to each such committee, and (ii) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5% but less than 15%, TPG Aviator has the right to have one board member appointed to each such committee. For so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5%, each other committee of our board (other than the executive committee, which shall be the whole board) will be constituted as three member committees, and TPG Aviator has the right to have one board member appointed to each such committee.

In addition, for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 5%, the rights and responsibilities of the finance committee of the board will include (1) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (2) any redemption, purchase, repurchase or other acquisition of securities by AV Homes or any subsidiary, other than in connection with equity compensation arrangements, (3) any incurrence of indebtedness or certain debt-like obligations, with limited exceptions, (4) any hiring or firing of members of senior management, (5) any land or builder acquisitions or dispositions, any acquisitions or dispositions of subsidiaries or any other acquisitions or dispositions, in each case, that are greater than $5,000 (including total expected capital requirements and development costs), (6) any capital expenditures or land commitments over an agreed upon budget, as approved by our board of directors, or otherwise greater than $10,000, and (7) any entry into new markets or lines of business. During such period, the rights and responsibilities of the compensation committee will include (1) any adoption of any new, or expansion of any existing, equity incentive plan and (2) any changes to, or the adoption of, any compensation arrangements for any members of our board of directors or our senior management. During such period, our board may not approve such matters without the requisite committee approval, which in most cases will require the approval of at least one of the committee members appointed by TPG Aviator.

Pursuant to the terms of the stockholders agreement, TPG Aviator also has the right to consent to certain actions related to our corporate existence and governance, including any change in the rights and responsibilities of either the finance committee or the compensation committee, for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 10% and equal to or greater than 25% of the number of shares owned by them at closing of the TPG Aviator investment.

Our business is capital-intensive and requires access to sufficient capital.

Our business is capital-intensive and requires significant up-front expenditures to acquire land and begin development. We must make significant capital expenditures to commence development of a community and bear the costs of the development until we sell the homes. Accordingly, our ability to access capital is a key factor in our ability to service our indebtedness, cover our operating expenses and fund our other liquidity needs. We expect to seek additional capital from time to time from a variety of sources, including bank financings and/or securities offerings, to cover our liquidity needs and grow our business.  Deterioration in our creditworthiness would require significant management time and effort in addition to management's primary task of running our homebuilding business and make it difficult and costly for us to access debt capital or engage in other ordinary course financing transactions, including the provision of credit support to community infrastructure financing transactions relating to our new developments. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect our sales and future results of operations and cash flows.

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

Each indenture governing the 7.50% Notes, the 7.50% Exchange Notes, and the 4.50% Notes (as defined in Note 5 "Notes Payable" to the Consolidated Financial Statements in Part II) contain various covenants that, among other things, require the maintenance of a certain amount of cash and cash equivalents and limit our ability to merge or sell assets. In addition, the agreements governing any future indebtedness may contain restrictions on our ability to incur indebtedness, grant certain liens to support indebtedness, enter into certain affiliate transactions and make certain distributions. These covenants could adversely affect our ability to finance our future operations or capital needs, engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. In particular, any future restrictions on our ability to incur additional indebtedness may limit our ability to undertake new large scale master-planned development opportunities, and may thereby adversely affect our future growth and results of operations.

We may be unable to purchase the notes on certain specified dates or upon a fundamental change or designated event.

The holders of the 4.50% Notes have the right to require us to repurchase the 4.50% Notes on April 1, 2014 and April 1, 2019, at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.  We may not have the funds necessary on such dates to make the required repurchase of notes.  In addition, we may not have the funds necessary to fulfill our obligations under the 7.50% Notes, the 7.50% Exchange Notes, or the 4.50% Notes following a “fundamental change” as defined in each indenture governing the 7.50% Notes and the 7.50% Exchange Notes or a “designated event” as defined in the indenture governing the 4.50% Notes.  Upon the occurrence of a defined fundamental change, which definition includes a change of control (whether it be voluntary or involuntary), or a defined designated event, we will be required to offer to repurchase all of the applicable outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.  However, we may not have sufficient funds at the time of any such event to make the required repurchase of the notes.  Our failure to make or complete an offer to repurchase notes in connection with any such event would place us in default under each indenture governing the applicable notes.

We have contingent liabilities, and if any of such liabilities are called upon, it could have an adverse effect on our liquidity and results of operations.

In October of 2012, Osceola County, Polk County, the Osceola County Expressway Authority (the "Expressway Authority") and Avatar Properties Inc., one of our wholly owned subsidiaries ("API), entered in to an Agreement for Development of the Poinciana Parkway, a roadway intended to relieve congestion in the Poinciana area, where we hold significant land positions, by connecting it to regional roadways.

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

If funding and construction of the Poinciana Parkway cannot be achieved as contemplated by the Development Agreement, the counties have no right to obtain damages or seek specific performance for API's failure to perform under prior agreements with Polk and Osceola Counties regarding its obligation to fund and construct the Poinciana Parkway.   If the Development Agreement is terminated because funding of the Poinciana Parkway construction does not occur, API shall be entitled to a one year extension of certain of its prior agreements with Osceola County.  If during such extension, API cannot obtain financing and begin construction of the Poinciana Parkway:  (i) a portion of API's land in Osceola County will become subject to Osceola traffic concurrency requirements applicable generally to other homebuilders in the county and (ii) API will be required to contribute approximately $1,900 towards the construction cost of certain traffic improvements in Osceola County that we otherwise might have been obligated to build or fund if we had not agreed to construct the Poinciana Parkway.

In addition, certain of our communities have homeowners associations ("HOAs"), and we plan to have HOAs at most of our future communities.  In most of our existing communities, HOA dues paid by residents are insufficient to pay for all operating expenses and, therefore, we subsidize those HOAs.  We expect that to be the case in new communities as well in the early stages of selling out those communities.  Pursuant to these arrangements, we may become obligated to make greater payments, if assessments levied on and paid by homeowners are insufficient to cover such operating expenses when due.

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

We have a significant number of development liabilities related to our predecessor and its affiliates, most of which relate to class action settlement agreements entered into by us in 1974 and the bankruptcy of our predecessor and its affiliates in the mid-1970s (collectively, the “Orders”).  Among other things, under the Orders, we are obligated to install certain utility infrastructure to lots sold by us in Rio Rico, Arizona and Poinciana, Florida prior to such Orders (“Affected Lots”). Historically, we have identified such contingent obligations with respect to the Orders as evaluated by the report of an independent engineer.  In 2011, our management determined that such engineer estimates should be further evaluated by another independent engineer.  The second engineer's report reflected a much greater cost to complete the utility infrastructure at Rio Rico as a result of more accurate measurements of linear feet of utility lines required, cost updates and advanced techniques in identifying the location and number of Affected Lots.  Our management also determined that an error was made in 2005 when the total mileage of water pipe mains required was reduced based on assumptions that are not supported by our current research.  Our estimate of the liability has been accrued and is included in the Estimated Development Liability for Sold Land line item in our consolidated balance sheet as of December 31, 2013.  If a significant number of the owners of the Affected Lots require AV Homes to install infrastructure in Rio Rico or Poinciana, it is possible that it would have a material impact on our liquidity.

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

While the use of down payment assistance programs by our homebuyers has decreased significantly, some of our customers still utilize 100% financing through programs offered by the VA and United States Department of Agriculture.  There can be no assurance that these programs or other programs will continue to be available or will be as attractive to our customers as the programs currently offered, which could negatively affect our sales.

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

Further, the government shutdown highlighted the role of the federal government in the mortgage lending market. Any future government shutdowns may have a material impact on the financing market and our ability to sell homes. Furthermore, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provides for a number of new requirements relating to residential mortgages and mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees and incentive arrangements, retention of credit risk and remedies for borrowers in foreclosure proceedings. The effect of such provisions on lending institutions will depend on the rules that are ultimately enacted. However, these requirements, as and when implemented, are expected to reduce the availability of loans to borrowers and/or increase the costs to borrowers to obtain such loans. Any such reduction could result in a decline of our home sales, which could materially and adversely affect us.

Increased regulation of the mortgage industry could harm our future sales and earnings.

The mortgage industry is under intense scrutiny and is facing increasing regulation at the federal, state and local level. Changes in regulation have the potential to negatively impact the full spectrum of mortgage related activity. Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, changes to the FHA's rules to require increased borrower FICO scores, increased down payment amounts, and potentially limiting the amount of permitted seller concessions lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

Cancellations of home sales orders in backlog may increase as homebuyers choose to not honor their contracts.

We believe that the elevated cancellation rate experienced in each of the last five years was largely a result of reduced homebuyer confidence as a result of price declines and the number of foreclosures and the difficulties surrounding obtaining mortgage financing.  A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations.  Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise again in the future.  Any increase in cancellations of home sales orders in backlog may have a material adverse impact on our results of operations.

Declines in home prices and sales order activities in Florida, Arizona and North Carolina would materially and adversely impact our results of operations because we conduct our homebuilding business in these states.

Our operations are concentrated in regions that were among the most severely affected by the economic downturn. Home prices and sales activities in these states declined significantly since the end of 2006 and at a greater rate than the country as a whole. While we have seen some improvement in these markets in 2013, if these states continue to experience economic difficulties, including elevated levels of unemployment and precarious budget situations at the state and local government level, such conditions may materially adversely affect the market for our homes in those affected areas. Because we have only limited operations in other states, declines in home prices and sales activity in Florida, Arizona and North Carolina adversely affect our results of operations.

Inflation could adversely affect our business and financial results, particularly in a period of oversupply of homes.

Inflation can adversely affect us by increasing costs of land, materials and labor. We may not be able to offset any such cost increases with higher sales prices because of a continuation of the oversupply of homes relative to demand. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and we may not be able to pass on any such increases to customers who have already entered into sales contracts, which may be well in advance of the construction of the home, which could cause our margins to decrease. Moreover, with inflation, our costs of capital increase, and the purchasing power of our cash resources can decline.

Price increases, supply shortages and other risks related to demand for building materials and skilled labor could increase our costs and delay deliveries.

The purchase price of building materials is increasing, most notably the price of wood, drywall, steel and insulation. The related shipping costs are also increasing. Should these trends continue, our results of operations may be impacted adversely. The homebuilding industry has from time to time experienced significant difficulties that can affect the cost or timing of construction including:

•	shortages of qualified trades people;

•	reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;

•	shortages of materials; and

•	volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs.

These difficulties may cause us to take longer or incur more costs to build our homes and materially adversely affect our revenues and margins. To the extent the housing market continues to recover and the demand for labor and materials increases, our average per home cost of labor and building materials will likely increase, and our operating margins and results of operations may be adversely affected.

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

Furthermore, decreases in home values as a result of general economic conditions may result in an increase in construction defect claims, as well as claims based on marketing and sales practices. Our reserves may not cover all of the claims arising from such issues, or we may experience litigation costs and losses that could impact our profitability. Even if we are successful in defending such claims, we may incur significant costs.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our having sufficient liquidity to acquire such properties.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would have an adverse effect on our revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our debt obligations and restrictive covenants and as a result of our reduced access to capital compared to some of our competitors.

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

Our current efforts to grow and expand our operations could have a material adverse effect on our cash flows or profitability.

We recently announced the formation of a new Carolinas division and the acquisition of property in North Carolina and we continue to consider opportunities for growth, in both our existing markets and in new markets. Additional growth of our business, either through increased land purchases, the development of larger projects, or into new business lines may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or new businesses could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets or businesses. In addition, we may pursue opportunities to acquire other companies from third parties, such as our recent acquisition of Royal Oak Homes LLC, and any such acquisition could be difficult to integrate with our operations and could require us to assume unanticipated liabilities or expenses. Acquisitions also involve numerous risks, including the risk of impairing inventory and other assets related to the acquisition, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

Government regulations could increase the cost and limit the availability of our development and homebuilding projects and adversely affect our business or financial results.

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. Land parcels we acquire are generally undeveloped and typically do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes.  If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted.  We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. Laws and regulations are subject to frequent change and often result in increased construction or other costs related to our business. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. New housing developments may also be subject to various fees and assessments for schools, parks, streets and other public improvements. Furthermore, restrictions on immigration can create a shortage of skilled labor. Any of these regulatory issues can limit or delay home construction and increase our operating costs. We are also subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs or subject us to costs from fines, penalties and related litigation. These laws and regulations can also prohibit or severely restrict development and homebuilding activity in environmentally sensitive areas.

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code, and our rights agreement, which is intended to preserve our NOLs, may not be effective.

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOL”), and we may generate additional NOL in 2014.  Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years, and we have recorded a valuation allowance against our net deferred tax assets that include the NOL (and certain related tax credits) that we have generated but have not yet realized.  At December 31, 2013, we had deferred tax assets, net of deferred tax liabilities, totaling $130,232 against which we have provided a full valuation allowance.  Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits, and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

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

Although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot assure that it would prevent all transfers that could result in such an ownership change. In addition, in connection with the investment by TPG Aviator, we agreed that TPG Aviator and its affiliates and associates are exempt persons under the Rights Agreement and that any person who acquires common stock and such person's affiliates and associates, will be exempt persons under the Rights Agreement, in each case subject to certain conditions and exceptions. Accordingly, TPG Aviator could effect transfers of its shares that would cause an ownership change and reduce or eliminate our NOL credits. Because the Rights Agreement may restrict a stockholder's ability to acquire our stock, the liquidity and market value of our stock might be affected.

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

We are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning land use and the protection of health and the environment, including those governing the discharge of pollutants to water and air, the handling of hazardous materials and the cleanup of contaminated sites. The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. In addition, we are subject to third-party challenges under environmental laws and regulations to the permits and other approvals required for our projects and operations.

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

Issuances of shares of common stock upon conversion of our 7.50% Notes, 7.50% Exchange Notes and 4.50% Notes, as well as the issuance of a substantial number of shares of our common stock or other equity-related securities either for new consideration or in connection with restructuring existing indebtedness, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Any such future issuances could dilute the ownership interests of stockholders, and we cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock, nor can we predict our future needs to fund our operations or balance sheet with future equity issuances.

ITEM 1B . UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

AV Homes’ operations are summarized in “Item 1. Business” above and described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Land developed and in the process of being developed, or held for investment and/or future development, is set forth in Note 2 "Land and Other Inventories" of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data." Our corporate office is in Scottsdale, Arizona. For information concerning properties leased by AV Homes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Disclosure of Contractual Obligations” and “Item 8. Financial Statements and Supplementary Data, Note 6 - Lease Commitments.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “AVHI”. There were approximately 3,169 record holders of common stock at February 26, 2014.

The high and low sales prices per share, as reported, for each fiscal quarter during the last two years were:

Quarter Ended	2013		2012
	High	Low	High	Low
March 31	$15.28	$12.97	$12.90	$7.03
June 30	$17.73	$12.09	$14.74	$10.29
September 30	$17.64	$15.42	$16.13	$11.81
December 31	$20.17	$17.36	$15.68	$11.34

We have not declared any cash dividends on common stock since our incorporation and have no current plan to pay cash dividends. During the year ended December 31, 2013, we did not repurchase any outstanding shares of common stock.
Performance Graph
The following line graph compares for the fiscal years ended December 31, 2009, 2010, 2011, 2012, and 2013 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on our common shares, with (b) the cumulative total return of the Nasdaq Market Index, and with (c) the Dow Jones Home Construction Index. The Dow Jones Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG AV HOMES, INC., NASDAQ MARKET INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2013

	2008	2009	2010	2011	2012	2013
AV Homes	100.00	64.14	74.74	27.07	53.62	68.51
Dow Jones Home Construction Index	100.00	116.09	116.59	112.07	203.62	223.53
NASDAQ Market Index	100.00	145.32	171.50	170.08	199.76	279.90
* Assumes $100 invested on December 31, 2008, and the reinvestment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	At or for the years ended December 31
	2013	2012	2011	2010	2009
Statement of Operations Data
Revenues	$143,700	$107,487	$88,982	$59,138	$73,501

Loss from operations before income taxes	(8,272)	(87,683)	(165,704)	(36,057)	(61,843)

Income tax (expense) benefit	—	—	(473)	375	32,860

Net loss (including net loss attributable to non-controlling interests)	(8,272)	(87,683)	(166,177)	(35,682)	(28,983)

Net income (loss) attributable to non-controlling interests	1,205	2,552	(296)	(574)	—

Net loss attributable to AV Homes stockholders	(9,477)	(90,235)	(165,881)	(35,108)	(28,983)

Basic and Diluted Earnings (Loss) Per Share Data
Net income (loss) attributable to AV Homes Stockholders	(1.34)	(7.19)	(13.33)	(3.07)	(3.11)

Balance Sheet Data
Cash and cash equivalents	$144,727	$79,815	$124,316	$115,502	$217,132
Total assets	466,728	337,871	409,056	545,451	594,719
Notes, mortgage notes and other debt	105,402	105,402	105,402	77,057	119,002
Stockholders' equity (1)	286,101	166,172	254,197	418,490	444,101

Shares outstanding	21,986,378	12,827,283	12,942,502	12,900,626	11,355,451
Stockholders' equity per share	$13.01	$12.95	$19.64	$32.44	$39.11

(1)
These figures exclude cumulative non-controlling interests, which are classified in consolidated equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in LLCs which we consolidate for financial reporting purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this annual report.

In the preparation of our financial statements, we apply accounting principles generally accepted in the United States (“GAAP”). The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, please see Note 1 in the Notes to the Consolidated Financial Statements.

We are engaged in the business of homebuilding, community development, and land sales in Florida, Arizona and the Carolinas. We also engage in other real estate activities, such as the operation of amenities and the sale for third-party development of commercial and industrial land.

Our primary business is homebuilding, which includes the acquisition, development and building of active adult and conventional home communities in Florida, Arizona, and North Carolina. We believe the demographic trends and lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for future business.

Solivita and Vitalia at Tradition, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, serve as our flagship communities as we pursue the active adult segment. In addition, we are adding active adult communities in Raleigh-Durham, North Carolina and Mesa, Arizona, which will broaden our geographic footprint and product offering, and should provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

We are active in the acquisition of land, construction and sale of primary residences for people of all ages, some of which are located in communities we developed.  Our current primary homebuilding sales activities include four primary locations, three in Florida and one in Arizona, with additional communities in the pipeline for both states. The primary residential market has shown recent improvement and we believe continued investment in this segment will provide for a balanced portfolio for the Company.  We acquired over 800 lots in five new communities in the second half of 2013 and expect to begin to develop these along with the current building in our existing communities in the Phoenix market. Additionally, we are building out our existing communities in Central Florida, and are expanding into a new market in North Carolina.
Replacement positions may require new acquisitions of developed or undeveloped lots, or we may decide to develop current land holdings, depending on market conditions within the vicinity of these assets.

During 2013, we continued to implement our strategic plan.  The primary efforts were focused on the evaluation of potential future investments and the orderly sale of our non-core assets.  The search for appropriate sites in our target markets led us to several new and potential future investments.  During the year, we invested approximately $55,000 in new land positions.  We anticipate further investment activity as we continue to screen sites in new market locations.  In addition to the acquisition costs, we plan to commit significant funds toward the development of these assets.  In many instances, development costs will exceed the original acquisition costs and a portion of these costs will be expended before we can generate any meaningful sales revenues.

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

In June 2013, an affiliate of a leading global private investment firm, TPG Aviator, made a $135,000 equity investment in our company. We are using the proceeds, net of transaction costs, to accelerate the implementation of our strategic plan, which includes growth in our core business segments in our existing and new high-potential housing markets. We have significantly increased our land acquisition activities based on this new strategy and continue to identify opportunistic land positions that can contribute to near-term operating profits.

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

We continue our ongoing efforts to improve our operating efficiencies by identifying areas of our business where we can reduce our expenses.  As part of this process, we will continue to examine our assets to determine which assets fit within our core business strategy.  These evaluations may also result in additional cash and non-cash charges or write-downs.

Critical Accounting Policies and Estimates

In the preparation of our financial statements we apply GAAP. The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. Our significant accounting policies are described in Note 1 of the consolidated financial statements included in this Form 10-K. Certain of these policies involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, and revenue and costs. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are revised when circumstances warrant. Such changes in estimates and refinements in methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. The judgments, assumptions and estimates we use and believe to be critical to our business are based on historical experience, knowledge of the accounts, industry practices, and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we have made, actual results may differ from these judgments and estimates and could have a material impact on the carrying values of assets and liabilities and the results of our operations.

The accounting policies that we deem most critical to us and involve the most difficult, subjective or complex judgments are as follows:

Land and Other Inventories

Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value.  Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated indirect costs. Land and Other Inventories owned and constructed by us also include interest cost and real estate taxes capitalized until development and construction are substantially completed. For those communities for which construction and development activities have been idled, applicable interest and real estate taxes are expensed as incurred. Land and development costs, construction and direct and allocated indirect costs are assigned to components of Land and Other Inventories based on specific identification, relative sales value, or area allocation methods.

     In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment (“ASC 360-10”), we review our Land and Other Inventories for indicators of impairment.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the years ended December 31, 2013, 2012, and 2011 our impairment assessment resulted in impairment charges of $33, $1,635, and $1,527 respectively, which related to homes completed or under construction, and $677, $49,749, and $107,981 respectively, in impairment charges related to land developed and/or held for future development or sale.

As of December 31, 2013, other than the Land and Other Inventories that we determined to be impaired and accordingly were written down to fair value, and excluding homes completed or under construction, we had no other Land and Other Inventories that had estimated undiscounted cash flows that were less than their carrying values. However, we can give no assurance that any future evaluations will not result in further impairments given the real estate market, the likelihood of increased competition within the age restricted segment as conditions improve, and other factors as more fully described below.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows.

Housing communities: Homebuilding activities include the development of active adult and primary residential communities and the operation of amenities. The operating results generated from active adult and primary residential communities during the years ended December 31, 2013 and 2012 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida, Arizona, and North Carolina. Several of these communities are long-term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing various factors such as actual margins on homes closed in recent months, projected margins on homes in backlog, projected margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. The build-out of our active adult residential communities generally exceeds five years. Our assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables related to these assumptions could significantly affect the potential for future impairments.

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

Assets Held for Sale

We account for Assets Held for Sale in accordance with ASC 360 Property, Plant, and Equipment. In order for an asset to be classified as held for sale, it must meet the following criteria:

•	Management, having the authority to approve the action, commits to a plan to sell the asset;

•	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	An active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated;

•	The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year;

•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
We continue to execute a portfolio rationalization plan whereby we opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. Under this plan, assets that meet the criteria above are classified as held for sale. During 2013, we changed our plans to sell certain assets, resulting in the reclassification of approximately $13,800 of assets to Land and Other Inventories and a reversal of previously recorded impairment expense of $958. Additionally, approximately $4,100 of assets held for sale were sold and approximately $16,100 of assets were added to held for sale during 2013.

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

Homebuilding Cost of Revenues

Homebuilding cost of revenues includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs, capitalized interest costs, and closing costs. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affects the costs of the community’s remaining lots.

Income taxes

We account for income taxes in accordance with ASC 740 Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the ability to realize the value of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated results of operations or financial position. As of December 31, 2013, our deferred tax asset and valuation allowance was $130,232.

Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time product revenue is recognized. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of our recorded warranty liability for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from our estimates. Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.

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

The following table provides a comparison of certain financial data related to our operations:

For the year ended December 31
	2013	2012	2011
Operating income (loss):
Active adult communities:

Revenues:
Homebuilding	$69,362	$36,018	$28,548
Amenity	7,227	7,014	11,386

Expenses:
Homebuilding (1)	58,051	32,937	25,310
Homebuilding selling, general and administrative	10,097	11,832	14,788
Amenity	8,013	7,182	12,024

Net operating income (loss)	$428	$(8,919)	$(12,188)

Primary residential:
Revenues:
Homebuilding	$45,611	$33,496	$12,920
Amenity	2,451	2,440	2,352

Expenses:
Homebuilding (2)	38,752	29,397	15,997
Homebuilding selling, general and administrative	4,433	4,168	4,778
Amenity	2,440	2,380	2,024

Net operating loss	$2,437	$(9)	$(7,527)

Commercial and industrial and other land sales:
Revenues	$16,303	$26,595	$31,731
Expenses	8,111	18,581	28,099
Net operating income	$8,192	$8,014	$3,632

Other operations:
Revenues	$528	$598	$932
Expenses	546	(33)	773
Net operating income	$(18)	$631	$159

Operating income (loss)	$11,039	$(283)	$(15,924)

Unallocated income (expenses):
Interest income	$2,148	$127	$309
Loss on repurchase of 4.50% Notes	—	(1,144)	(211)
Equity income (loss) from unconsolidated entities	(101)	259	(398)
General and administrative expenses	(15,975)	(16,148)	(17,502)
Change in fair value of contingent consideration	—	—	4,388
Interest expense	(2,830)	(7,973)	(9,516)
Other real estate expenses, net	(2,834)	(5,113)	(1,654)
Impairment of goodwill	—	—	(17,215)
Impairment of land developed or held for future development	281	(57,408)	(107,981)
Income (loss) from operations	$(8,272)	$(87,683)	$(165,704)
Income tax expense	—	—	(473)
Net (income) loss attributable to non-controlling interests	(1,205)	(2,552)	296
Net loss attributable to AV Homes	$(9,477)	$(90,235)	$(165,881)

(1)	Includes impairment charges for inventory of approximately $32, $1,620, and $1,060 for 2013, 2012 and 2011, respectively.

(2)	Includes impairment charges for inventory of approximately $1, $15, and $467 for 2013, 2012 and 2011, respectively.

Data from closings for the active adult and primary residential homebuilding segments for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

Years ended December 31,	Number of Units	Revenues	Average Price Per Unit

2013
Active adult communities	281	$69,103	$246
Primary residential	200	45,349	$227
Total	481	$114,452	$238

2012
Active adult communities	148	$36,012	$243
Primary residential	158	33,460	$212
Total	306	$69,472	$227

2011
Active adult communities	121	$28,537	$236
Primary residential	53	12,808	$242
Total	174	$41,345	$238

Data from contracts signed for the active adult and primary residential homebuilding segments for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

Years ended December 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2013
Active adult communities	398	(53)	345	$81,712	$237
Primary residential	192	(74)	118	28,654	$243
Total	590	(127)	463	$110,366	$238

2012
Active adult communities	221	(55)	166	$40,522	$244
Primary residential	275	(48)	227	50,481	$222
Total	496	(103)	393	$91,003	$232

2011
Active adult communities	178	(40)	138	$32,935	$239
Primary residential	109	(18)	91	18,541	$204
Total	287	(58)	229	$51,476	$225

Backlog for the active adult and primary residential homebuilding segments as of December 31, 2013, 2012 and 2011 is summarized as follows:

As of December 31,	Number of Units	Dollar Volume	Average Price Per Unit

2013
Active adult communities	127	$29,362	$231
Primary residential	40	10,500	$263
Total	167	$39,862	$239

2012
Active adult communities	63	$16,158	$256
Primary residential	122	26,906	$221
Total	185	$43,064	$233

2011
Active adult communities	45	$11,691	$260
Primary residential	53	9,849	$186
Total	98	$21,540	$220

The number of net housing contracts signed during the year ended December 31, 2013, compared to the same period in 2012, increased 18%.  The dollar value of housing contracts signed in 2013 increased 24% as a result of increased sales volume coupled with higher average sales prices in both of our operating segments.  During the year ended December 31, 2013, cancellations of previously signed contracts totaled 127 compared to 103 during the year ended December 31, 2012.  As a percentage of the gross number of contracts signed, this represents 22% and 21%, respectively.

As of December 31, 2013, our inventory of unsold (speculative) homes, both completed and under construction, was 60 units compared to 62 units as of December 31, 2012.  As of December 31, 2013, approximately 22% of unsold homes were completed compared to approximately 34% as of December 31, 2012.

During the year ended December 31, 2013, compared to the year ended December 31, 2012, the number of homes closed increased by 57%, and the related revenues increased by 65%.  Our average sales price for homes closed during the year ended December 31, 2013, increased to $238 compared to $227 for the year ended December 31, 2012, primarily due to a change in mix of homes closed between operating segments.  We anticipate that we will close approximately 80% of the homes in backlog as of December 31, 2013, during the subsequent 12-month period, subject to cancellations by purchasers prior to scheduled delivery dates.  During the year ended December 31, 2012, compared to the year ended December 31, 2011, the number of homes closed increased by 76% and the related revenues increased by 68%.

In general, prices of homes sold during 2013 ranged from approximately $157 to approximately $524 in our primary residential operations.  For our active adult operations, prices ranged from approximately $137 to approximately $446 on homes sold during 2013.  Closings on to-be-built homes generally occur within 110 to 220 days from sale, and closings on speculative homes generally occur within 30 to 60 days from sale.

Fiscal Year 2013 Compared to Fiscal Year 2012

The net loss attributable to AV Homes for the year ended December 31, 2013, was $9,477 or ($1.34) per basic and diluted share compared to a net loss of $90,235 or ($7.19) per basic and diluted share for the year ended December 31, 2012. The decrease in net loss for the year ended December 31, 2013 was primarily due to significantly decreased land impairment charges, increased income from our primary residential and active adult homebuilding segments, and increased income from our commercial and industrial and other land sales.

Revenues from active adult communities increased $33,557 or 78% for the year ended December 31, 2013, compared to the same period in 2012.    The increase in revenues for fiscal year 2013 is primarily attributable to increased closings from Solivita and CantaMia and a change in mix of homes closed.    The average sales price on closings from active adult homebuilding operations during 2013 was $246 compared to $243 during 2012.

Expenses from active adult operations increased $24,210 for the year ended December 31, 2013, compared to the same period in 2012. The increase in expenses is primarily due to increased closings, offset in part by the achievement of improved margins in 2013. The contribution margin (gross margin less commissions and excluding impairment charges) on closings from active adult homebuilding operations during 2013 improved to 16% from 13% in 2012.  The increase in contribution margins is generally attributable to a change in mix of homes closed and improved margins from Solivita and CantaMia. During 2012, we re-engineered the current housing product at Solivita to make the homes more cost efficient.  The result of this, coupled with increases in the average closing price per unit, generated higher operating margins at Solivita in 2013 than in 2012.  Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations. During 2013, we recorded impairment charges in our active adult operations of $32 compared to $1,620 in 2012 from homes completed or under construction.

Revenues from primary residential operations increased $12,126 or 34% for the year ended December 31, 2013, compared to the same period in 2012. The increase in revenues is primarily due to a 27% increase in unit closings and an increase in the average price per unit closed in 2013 as compared to 2012. The average sales price on closings from primary residential homebuilding operations for 2013 was $227 compared to $212 for 2012.

Expenses from primary residential operations increased $9,680 or 27% for the year ended December 31, 2013, compared to the same period in 2012. The increase in expenses is attributable to increased closings in 2013 as compared to 2012, offset in part by improved margins. The average contribution margin (excluding impairments) on closings from primary residential homebuilding operations for 2013 increased to 15% from 12% for 2012.  The increase in contribution margin is primarily due to our ability to increase the average selling price in both our Arizona and Florida operations in 2013 as compared to 2012.  Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

The amount and types of commercial and industrial and other non-core residential land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales.  Revenues from commercial and industrial and other land sales decreased $10,292 for the year ended December 31, 2013, compared to the year ended December 31, 2012.  During the year ended December 31, 2013, we realized pre-tax profits of $8,192 on revenues of $16,303 from sales of commercial, industrial and other land.  During the year ended December 31, 2012, we realized pre-tax profits of $8,014 on revenues of $26,595 from sales of commercial, industrial and other land. The increase in profit is attributable to a lower basis in the land sold in 2013 versus 2012.

Revenues from other operations decreased $70 or 12% for the year ended December 31, 2013, compared to the year ended December 31, 2012 due to reduced leasing activities in 2013.  Expenses from other operations increased $579 for the year ended December 31, 2013, compared to the year ended December 31, 2012 primarily due to a full year of expenses associated with a property in 2013 versus one quarter in 2012.

General and administrative expenses decreased $173 or 1.1% for the year ended December 31, 2013, compared to the year ended December 31, 2012. As a percentage of revenue, general and administrative expenses were 11% and 12% for 2013 and 2012, respectively. The decreased expense for 2013 as compared to 2012, despite a large increase in homebuilding operations, was primarily due to net payroll reductions and reduced office rent and office-related expenses related to our restructuring activities.

Interest expense decreased $5,143 or 65% in 2013 as compared to 2012.  The decrease in interest expense is primarily attributable to the increase in the amount of capitalized interest due to the increased land development during 2013.

Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $2,279 or 45% for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in other real estate expenses for 2013 was primarily attributable to the following 2012 expenses which did not recur in 2013: a loss from the sale of consolidated joint venture property of $1,000, write-off of fixed assets of $746, and a loss on restructuring of a note receivable of $532.

Income tax expense was provided for at an effective tax rate of 0.0% for the years ended December 31, 2013 and 2012.  In accordance with ASC 740 Income Taxes ("ASC 740"), we evaluated our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  During 2008, we established a valuation allowance against our deferred tax assets.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the year ended December 31, 2013, we recognized an increase of $3,699 in the valuation allowance.  As of December 31, 2013, our deferred tax asset valuation allowance was $130,232.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Reference is made to the Income Taxes note (Note 10) to the Consolidated Financial Statements included in Item 8 of Part II.

Fiscal Year 2012 Compared to Fiscal Year 2011

The net loss attributable to AV Homes for the year ended December 31, 2012, was $90,235 or ($7.19) per basic and diluted share compared to a net loss of $165,881 or ($13.33) per basic and diluted share for the year ended December 31, 2011. The decrease in net loss for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to significantly decreased land impairment charges, decreased losses from our two homebuilding segments, and increased income from our commercial and industrial and other land sales segment.

Revenues from active adult communities increased $3,098 or 7.8% for the year ended December 31, 2012, compared to the same period in 2011.  Expenses from active adult operations decreased $171 for the year ended December 31, 2012, compared to the same period in 2011.  The increase in revenues for fiscal year 2012 is primarily attributable to increased closings from Solivita and CantaMia and a change in mix of homes closed.  Expenses were relatively flat primarily due to increased closings, and a change in the mix of homes closed, offset in part by reduced expenses from amenities due to the outsourcing of operations at Solivita.  During 2012, we recorded impairment charges in our active adult operations of $1,620 compared to $1,060 in 2011 from homes completed or under construction.  The average sales price on closings from active adult homebuilding operations during 2012 was $243 compared to $236 during 2011.

The average contribution margin (excluding impairment charges) on closings from active adult homebuilding operations during 2012 was approximately 13% compared to approximately 11% during 2011.  The increase in average contribution margins is generally attributable to a change in mix of homes closed and improved margins from Solivita, offset in part by deterioration in margins from CantaMia and decreased closings from Tradition (which generated higher than average margins).  During 2011, we re-engineered the current housing product at Solivita to make the homes more cost efficient.  The result of this, coupled with increases in the average closing price per unit, generated higher operating margins at Solivita in 2012 than in 2011.  Included in the results from active adult operations are divisional overhead allocated among several communities and our amenity operations.

Revenues from primary residential operations increased $20,664 or 135.3% for the year ended December 31, 2012, compared to the same period in 2011.  Expenses from primary residential operations increased $13,146 or 57.7% for the year ended December 31, 2012, compared to the same period in 2011.  The increase in revenues is primarily due to a 198% increase in unit closings, offset in part by a reduction in the average price per unit closed in 2012 as compared to 2011.  The reduction in average price per unit is due to an increase of entry level homes in our mix of homes closed in 2012. The increase in expenses is attributable to increased closings and a change in mix of homes closed in 2012 as compared to 2011, offset in part by decreased impairment charges.

During the year ended December 31, 2012, we recorded impairment charges in our primary residential operations of approximately $15 compared to approximately $467 for the year ended December 31, 2011, from homes completed or under construction.  The average sales price on closings from primary residential homebuilding operations for 2012 was $212 compared to $242 for 2011.

The average contribution margin (excluding impairments) on closings from primary residential homebuilding operations for 2012 was approximately 12% compared to approximately 1% for 2011.  The increase in average contribution margin is primarily due to our Phoenix primary homebuilding operations generating higher margins in 2012 versus 2011, offset in part by a change in mix of homes sold in our Florida communities, which were weighted towards entry-level homes.  During 2012, our Phoenix operations generated an increased average closing price per unit with lower land and housing construction costs per unit as compared to 2011, due to a favorable change in the mix of homes closed and our ability to increase sales prices in excess of the cost increases realized.  In Florida, we closed speculative inventory in 2011 in close-out communities which had a low cost basis, and in 2012 we had our first closings of new product in new communities that generated lower profit margins.  Included in the results from primary residential operations are divisional overhead allocated among several communities and our amenity operations.

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

General and administrative expenses decreased $1,354 or 7.7% for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The decreased expense for 2012 as compared to 2011 was primarily due to net changes in payroll expenses related to our restructuring efforts, which resulted in reduced headcount, and reduced office rent and office related expenses.

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

Income tax expense was provided for at an effective tax rate of 0.0% for the year ended December 31, 2012, compared to 0.3% income tax expense for the year ended December 31, 2011.  In accordance with ASC 740, we evaluated our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  During 2008, we established a valuation allowance against our deferred tax assets.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the year ended December 31, 2012, we recognized an increase of $35,050 in the valuation allowance.  As of December 31, 2012, our deferred tax asset valuation allowance was $126,533.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Reference is made to the Income Taxes note (Note 10) to the Consolidated Financial Statements included in Item 8 of Part II.

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

Cash Flows

As of December 31, 2013, our cash and cash equivalents totaled $144,727 compared to $79,815 as of December 31, 2012.  As of December 31, 2013 and 2012, total consolidated indebtedness was $105,402. Additionally, as of December 31, 2013, we had $3,956 in restricted cash, of which $3,622 is held to collateralize outstanding letters of credit, as compared to $4,682 in restricted cash as of December 31, 2012.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, and sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the year ended December 31, 2013, net cash used in operating activities amounted to $62,437, primarily to purchase land for the expansion of our primary residential segment.  Net cash used by investing activities amounted to $1,134 due to the purchase of property and equipment. Net cash provided by financing activities of $128,483 was primarily attributable to the TPG Aviator equity investment.

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

Performance Bonds

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of December 31, 2013, we had outstanding performance bonds of approximately $11,185. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

As of December 31, 2013, we have the authorization from the board of directors to repurchase stock or 4.5% Notes in an amount up to $18,304.

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2014.

Off-balance Sheet Arrangements

When we are either deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a variable interest entity (“VIE”) we are required to consolidate the investment. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. Investments where we don't hold the controlling interest and we are not the primary beneficiary are accounted for under the equity method.

Our variable interests may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by us to the investor. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs.

We participate in entities with equity interests ranging from 20% to 58.2% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest or be the primary beneficiary. These entities, along with other arrangements, may represent variable interests, depending on the contractual terms of the arrangement. We determine the method for accounting for our investments at inception or upon a reconsideration event.

We share in the profits and losses of the unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement.

During 2009 and 2008, we entered into various transactions with unaffiliated third parties providing for the formation of LLCs, and we subsequently sold developed and partially-developed land to each of the newly-formed LLCs.  We acquired a minority ownership interest in each of the LLCs and share in the management of each of the LLCs.  We made contributions totaling $111 and $135 to these unconsolidated entities in 2013 and 2012, respectively.

As of December 31, 2013, these unconsolidated entities were financed by partner equity and do not have third-party debt.  In addition, we have not provided any guarantees to these entities or our equity partners.

Contractual Obligations

The following table reflects contractual obligations as of December 31, 2013:

		Payments due by period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations (2)	$105,402	$—	$100,000	$—	$5,402
Interest Obligations on Long-Term Debt	18,429	7,743	8,924	486	1,276
Operating Lease Obligations	2,397	602	1,107	585	103
Capital Lease Obligations	378	270	108	—	—
Purchase Obligations - Residential Development	17,620	17,620	—	—	—
Compensation Obligations	250	250	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP	37,839	255	2,235	2,097	33,252
Total	$182,315	$26,740	$112,374	$3,168	$40,033

(1) Excluded from this table are future costs related to the Poinciana Parkway since the timing and amount of future costs cannot be estimated at this time.

(2) Long-term debt obligations represent:

(i) $55,500 outstanding under the 7.50% Notes (see Note 5 in Item 8) due February 15, 2016; however, holders had the right to require us to repurchase the 7.50% Notes on February 15, 2014 (notes in the amount of $19 were put and repurchased in February 2014), and holders are able to require us to repurchase the 7.50% Notes upon the occurrence of a breach of any of the financial covenants, a “fundamental change” as defined in the note indenture, or an event of default, as described in the note indenture,

(ii) $44,500 outstanding under the 7.50% Exchange Notes due February 15, 2016, and

(iii) $5,402 outstanding under the 4.50% Notes due April 1, 2024; however, holders may require us to repurchase the 4.50% Notes for cash on April 1, 2014 and April 1, 2019, or in certain circumstances involving a designated event, as defined in the indenture for those Notes.

Purchase obligations-residential development represent purchase commitments for land development and construction expenditures, substantially for homebuilding operations that relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes. Compensation obligations represent compensation to a former executive pursuant to employment contracts.

Other long-term liabilities reflected on the balance sheet under GAAP represent the estimated cost-to-complete of certain utilities improvements in areas within Poinciana, Florida and Rio Rico, Arizona where home sites have been sold and certain development obligations associated with CantaMia.

Effects of Inflation and Economic Conditions

We may be adversely affected during periods of inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates affect the affordability of our products to prospective homebuyers. While we attempt to pass on to our customers increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income could be adversely affected.
Various housing indices have shown significant improvement in recent periods. New home sales experienced volatility in the second half of 2013 period as consumers adjusted to higher home prices and an increase in mortgage interest rates. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new home sales remain low compared with historical levels. We believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

Forward Looking Statements

Certain statements discussed in Item 1 (“Business”), Item 3 (“Legal Proceedings”), Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy; shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, and other factors as are described in Item 1A (“Risk Factors”) of this Form 10-K. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 7A . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels and third-party financing and is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, availability and cost of land, materials and labor, and access to financing. See Notes 5 and 14 (”Notes Payable” and “Fair Value Disclosures”) to the Consolidated Financial Statements included in Item 8 of Part II of this Report. See Item 1A. “Risk Factors” for further discussion of risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of AV Homes, Inc. and its subsidiaries as of the end of the period covered by this annual report based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).  Based on that assessment, our Chief Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AV Homes, Inc.

We have audited AV Homes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). AV Homes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, AV Homes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of AV Homes, Inc. and subsidiaries and our report dated March 17, 2014 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Phoenix, Arizona

March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AV Homes, Inc.
We have audited the accompanying consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AV Homes, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AV Homes, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Phoenix, Arizona

March 17, 2014

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except share and per share amounts)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$144,727	$79,815
Restricted cash	3,956	4,682
Land and other inventories	240,078	171,044
Receivables, net	3,893	6,730
Income tax receivable	—	1,293
Property and equipment, net	37,844	36,661
Investments in unconsolidated entities	1,230	1,220
Prepaid expenses and other assets	11,138	10,777
Assets held for sale	23,862	25,649
Total Assets	$466,728	$337,871

Liabilities and Equity

Liabilities
Accounts payable	$9,757	$4,656
Accrued and other liabilities	14,280	12,978
Customer deposits and deferred revenues	2,323	1,985
Estimated development liability for sold land	33,232	32,974
Notes payable	105,402	105,402
Total Liabilities	164,994	157,995

Contingent convertible cumulative redeemable preferred stock	—	—

Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 22,097,252 shares at December 31, 2013
12,938,157 shares at December 31, 2012	22,097	12,938
Additional paid-in capital	394,504	262,363
Accumulated deficit	(127,481)	(106,110)
	289,120	169,191
Treasury stock: at cost, 110,874 shares at December 31, 2013 and December 31, 2012	(3,019)	(3,019)
Total AV Homes stockholders’ equity	286,101	166,172
Non-controlling interests	15,633	13,704
Total Equity	301,734	179,876
Total Liabilities and Equity	$466,728	$337,871

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands except per share amounts)

	For the Year Ended
	2013	2012	2011
Revenues
Real estate revenues
Homebuilding	$124,651	$78,968	$55,206
Commercial and industrial and other land sales	16,303	26,595	31,731
Other real estate	528	598	646
Total real estate revenues	141,482	106,161	87,583
Interest income	2,148	127	309
Other	70	1,199	1,090
Total revenues	143,700	107,487	88,982

Expenses
Real estate expenses
Homebuilding	121,753	86,261	70,170
Commercial and industrial and other land sales	8,111	18,581	28,099
Other real estate	3,450	6,279	3,231
Total real estate expenses	133,314	111,121	101,500
Impairment charges (reversal of impairment charges)	(248)	59,043	129,947
Loss on extinguishment of debt	—	1,144	211
General and administrative expenses	15,975	16,148	17,502
Change in fair value of contingent consideration	—	—	(4,388)
Interest expense	2,830	7,973	9,516
Total expenses	151,871	195,429	254,288
Loss from unconsolidated entities	(101)	259	(398)
Loss before income taxes	(8,272)	(87,683)	(165,704)
Income tax (expense)	—	—	(473)
Net loss and comprehensive loss	(8,272)	(87,683)	(166,177)
Net income (loss) attributable to non-controlling interests in consolidated entities	1,205	2,552	(296)
Net loss and comprehensive loss attributable to AV Homes stockholders	$(9,477)	$(90,235)	$(165,881)

Reconciliation of net loss to loss attributable to common stockholders
Net loss	$(9,477)	$(90,235)	$(165,881)
Deemed dividend related to beneficial conversion feature of convertible preferred stock (see Note 1 for additional information)	(11,894)	—	—
Loss attributable to AV Homes common stockholders	$(21,371)	$(90,235)	$(165,881)

Basic and Diluted Loss Per Share attributable to AV Homes common stockholders	$(1.34)	$(7.19)	$(13.33)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(Dollars in thousands)

	Common Stock		Additional				Total AV Homes	Non-
			Paid-in	Accumulated	Treasury Stock		Stockholders	Controlling	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2011	15,562,732	$15,563	$305,672	$176,265	(2,662,106)	$(79,010)	$418,490	$444	$418,934
Issuance of common stock	4,935	5	49	—	—	—	54	—	54
Issuances of restricted stock units and stock units	365,500	365	3,691	—	—	—	4,056	—	4,056
Forfeiture of restricted stock	(293,178)	(293)	(3,819)	—	—	—	(4,112)	—	(4,112)
Stock repurchases	(35,381)	(35)	(226)	—	—	—	(261)	—	(261)
Stock-based compensation	—	—	1,850	—	—	—	1,850	—	1,850
Retirement of treasury stock	(1,409,832)	(1,410)	(24,264)	(7,411)	1,409,832	33,086	1	—	1
Contributions from non controlling interests	—	—	—	—	—	—	—	301	301
Net loss	—	—	—	(165,881)	—	—	(165,881)	(296)	(166,177)
Balance at December 31, 2011	14,194,776	14,195	282,953	2,973	(1,252,274)	(45,924)	254,197	449	254,646
Issuance of common stock	22,834	23	177	—	—	—	200	—	200
Issuances of restricted stock units and stock units	424,520	424	2,879	—	—	—	3,303	—	3,303
Forfeiture of restricted stock	(501,084)	(501)	(2,802)	—	—	—	(3,303)	—	(3,303)
Stock repurchases	(61,489)	(62)	(759)	—	—	—	(821)	—	(821)
Stock-based compensation	—	—	2,834	—	—	—	2,834	—	2,834
Retirement of treasury stock	(1,141,400)	(1,141)	(22,919)	(18,848)	1,141,400	42,905	(3)	—	(3)
Contributions from non controlling interests	—	—	—	—	—	—	—	10,703	10,703
Net (loss) income	—	—	—	(90,235)	—	—	(90,235)	2,552	(87,683)
Balance at December 31, 2012	12,938,157	12,938	262,363	(106,110)	(110,874)	(3,019)	166,172	13,704	179,876
Issuance of common stock	9,215,017	9,215	118,619	—	—	—	127,834	—	127,834
Issuances of restricted stock units and stock units	96,372	96	(96)	—	—	—	—	—	—
Forfeiture of restricted stock	(147,833)	(148)	148	—	—	—	—	—	—
Stock repurchases	(4,461)	(4)	(72)	—	—	—	(76)	—	(76)
Stock-based compensation	—	—	1,648	—	—	—	1,648	—	1,648
Beneficial conversion feature	—	—	11,894	(11,894)	—	—	—	—	—
Contributions from non controlling interests	—	—	—	—	—	—	—	724	724
Net (loss) income	—	—	—	(9,477)	—	—	(9,477)	1,205	(8,272)
Balance at December 31, 2013	22,097,252	$22,097	$394,504	$(127,481)	(110,874)	$(3,019)	$286,101	$15,633	$301,734

There are 10,000,000 authorized shares of $0.10 par value preferred stock, none of which are issued as of December 31, 2013, see Note 1 for additional information.

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	For the Year Ended
	2013	2012	2011
OPERATING ACTIVITIES
Net loss (including net gain or loss attributable to non-controlling interests)	$(8,272)	$(87,683)	$(166,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,804	4,405	3,762
Amortization of stock-based compensation	1,648	3,034	1,850
Impairment of goodwill		—	17,215
Impairment of land and other inventories	(248)	59,043	112,732
Loss on extinguishment of debt	—	1,144	211
Change in fair value of contingent consideration	—	—	(4,388)
Gain from write-off of 5.50% term bonds	—	—	(111)
Loss (income) from unconsolidated entities	101	(259)	398
Loss from disposal of assets	36	1,130	—
Distributions of earnings from an unconsolidated entity	—	—	357
Changes in operating assets and liabilities:
Restricted cash	726	3,190	550
Receivables, net	2,837	999	(1,295)
Income tax receivable	1,293	—	473
Land and other inventories	(68,787)	(40,576)	11,230
Assets held for sale	(1,213)	4,429	—
Prepaid expenses and other assets	(361)	(786)	4,426
Accounts payable, estimated development liability, and accrued and other liabilities	6,661	3,243	2,356
Customer deposits and deferred revenues	338	374	(946)
NET CASH USED IN OPERATING ACTIVITIES	(62,437)	(48,313)	(17,357)

INVESTING ACTIVITIES
Investment in property and equipment	(1,023)	(4,421)	(831)
Proceeds from sales of property and equipment	—	150	—
Return from Poinciana Parkway	—	—	15
Notes receivable from unconsolidated entities	—	—	3,669
Return of capital from unconsolidated entities	—	19	458
Investment in unconsolidated entities	(111)	(135)	(138)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,134)	(4,387)	3,173

FINANCING ACTIVITIES
Proceeds from issuance of 7.5% Convertible Notes	—	—	100,000
Repurchase of 4.5% Convertible Notes	—	—	(59,402)
Principal payments of real estate borrowings	—	—	(12,501)
Issuance of common shares	35,805	—	—
Issuance of preferred shares	92,030	—	—
Debt issuance costs	—	(1,683)	(4,627)
Contributions from consolidated joint venture partner	731	13,779	—
Distributions to consolidated joint venture partner	(7)	(3,076)	—

Payment of withholding taxes related to restricted stock and units withheld	(76)	(821)	(261)
NET CASH PROVIDED BY FINANCING ACTIVITIES	128,483	8,199	23,209

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,912	(44,501)	9,025
Cash and cash equivalents at beginning of year	79,815	124,316	115,502
CASH AND CASH EQUIVALENTS AT END OF YEAR	$144,727	$79,815	$124,316

Non-cash transactions:
Transfer from assets held for sale to land and other inventories and property and equipment	$13,767	$—	$—
Beneficial conversion feature (deemed dividend)	$11,894	$—	$—
Common stock issued for conversion of preferred stock	$92,030	$—	$—

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2013
(Dollars in thousands except share and per share data)

Note 1 - Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year's presentation.

Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TPG Investment in Company
On June 19, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") by and among AV Homes and TPG Aviator, L.P. ("TPG Aviator") pursuant to which TPG Aviator agreed to acquire 2,557,474 shares of AV Homes’ common stock, par value $1.00 per share (the “Common Stock"), at a purchase price of $14.65 per share, and 665,754 shares of a newly authorized series of AV Homes’ preferred stock, designated as Series A Contingent Convertible Cumulative Redeemable Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock"), at a purchase price and liquidation preference of $146.50 per share, for an aggregate investment in AV Homes by TPG Aviator of $135,000.

On June 20, 2013, AV Homes and TPG Aviator closed the transactions (the “TPG Investment") contemplated by the Purchase Agreement, and AV Homes issued to TPG Aviator the Common Stock and the Series A Preferred Stock in the amounts and in exchange for the purchase price described above.

On September 18, 2013, we held a special meeting of stockholders at which our stockholders: (1) approved the right to convert, at the option of the Company or the holders of the Series A Preferred Stock, the Series A Preferred Stock into 6,657,543 shares of our Common Stock and (2) approved TPG Aviator's pre-emptive rights following the approval of such conversion to participate in future issuances of our Common Stock or securities convertible into or exercisable for our Common Stock. Following the meeting of stockholders, we provided notice to TPG Aviator of our intention to convert the Series A Preferred Stock as of September 18, 2013. The Common Stock issuable upon conversion of the Series A Preferred Stock was issued on September 19, 2013 and the Series A Preferred Stock was cancelled.

In accordance with GAAP, before its conversion, the Series A Preferred Stock was classified outside of permanent equity because the redemption provisions were not solely within our control. We incurred approximately $7,212 of transaction fees in connection with the TPG Investment, which have been offset against the proceeds received. The contingent beneficial conversion feature of the Series A Preferred Stock was recognized upon stockholder approval of the conversion and amortized at the time of conversion by treating it as a deemed dividend in retained earnings and crediting additional paid-in capital for $11,894, consequently resulting in no diminution in total shareholders' equity or book value per share. We have assessed the provisions of the Series A Preferred Stock and concluded that the impact of any embedded derivative features was not material.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of December 31, 2013, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $3,956 and $4,682 as of December 31, 2013 and 2012, respectively.  The balance as of December 31, 2013 is comprised primarily of $3,622 on deposit to collateralize letters of credit, $112 in land escrow accounts and $222 of housing deposits from customers that will become available when the housing contracts close.

Land and Other Inventories

Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value.  Land and Other Inventories include expenditures for land acquisition, construction, land development and direct and allocated indirect costs. Land and Other Inventories owned and constructed by us also include interest cost capitalized until development and construction are substantially completed. Land and development costs, construction and direct and allocated indirect costs are assigned to components of Land and Other Inventories based on specific identification, relative sales value, or area allocation methods.

In accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment (“ASC 360”), we review our Land and Other Inventories for indicators of impairment.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the years ended December 31, 2013 and 2012, our impairment assessment resulted in impairment charges of $33 and $1,635, respectively, which related to homes completed or under construction, and $677 and $49,749, respectively, in impairment charges related to land developed and/or held for future development or sale.

In 2013, we changed our plans to sell certain assets, resulting in the reclassification of these assets to Land and Other Inventories and a reversal of previously recorded impairment expense of $958. As of December 31, 2013, other than the Land and Other Inventories that we determined to be impaired and accordingly were written down to fair value, and excluding homes completed or under construction, we had no other Land and Other Inventories that had estimated undiscounted cash flows less than their carrying values. However, we can give no assurance that any future evaluations will not result in further impairments given the real estate market, the likelihood of increased competition within the age restricted segment as conditions improve, and other factors as more fully described below.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows.

Housing communities: Homebuilding activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the years ended December 31, 2013 and 2012 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities are generally large master-planned communities in Florida and in Arizona. Several of these communities are long-term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing various factors such as actual margins on homes closed in recent months, projected margins on homes in backlog, projected margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. The build-out of our active adult residential communities generally exceeds five years. Our assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables related to these assumptions could significantly affect the potential for future impairments.

Declines in margins below those realized from our current sales prices and estimations could result in future impairment losses in one or more of our housing communities.

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

Income Tax Receivable

Income tax receivable consists of tax refunds we expect to receive within one year.  As of December 31, 2013 and 2012, there was $0 and $1,293, respectively, of income tax receivables.  We received an income tax refund of $1,293 during 2013.

Property and Equipment

Property and Equipment are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 years to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years.  Maintenance and operating expenses of equipment utilized in the development of land are capitalized to land inventory.  Repairs and maintenance are expensed as incurred.

Property and Equipment includes the cost of amenities such as club facilities on properties owned by us. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs.  Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described in Note 2), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the years ended December 31, 2013 and December 31, 2012, we did not identify indicators of impairments for Property and Equipment. During 2013, management changed its plans to sell certain assets, resulting in the reclassification of these assets from assets held for sale to property and equipment. There was no change in the carrying value in these assets due to this reclassification.

Assets Held for Sale

We classify assets held for sale in accordance with the criteria set forth in ASC 360. We continue to execute a portfolio rationalization plan whereby we opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. Under this plan, assets that meet the criteria above are classified as held for sale. During 2013, we changed our plans to sell certain assets, resulting in the reclassification of approximately $13.8 million of assets to Land and Other Inventories and a reversal of previously recorded impairment expense of $958. Additionally, approximately $4.1 million of assets held for sale were sold and approximately $16.1 million of assets were added to assets held for sale during 2013.
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

Goodwill

Goodwill of $17,215 recorded in connection with an acquisition in 2010 was written off in 2011. We evaluated the recoverability of goodwill by comparing the carrying value of our active adult reporting unit to fair value. Fair value was determined using discounted cash flows supplemented by market comparisons of fair value. Impairment was measured as the difference between the resulting implied fair value of goodwill and its recorded carrying value.

Investments in Partnerships and LLCs

When we are either deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a variable interest entity (“VIE”) we are required to consolidate the investment. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. Investments where we don't hold the controlling interest and we are not the primary beneficiary are accounted for under the equity method.

Factors considered when determining if we hold the controlling interest in a voting interest entity include who holds the general partnership or managing member interests, which partner or member makes the day-to-day decisions regarding the operations of the entity, and whether or not the other partners or members have substantive participating rights. With respect to VIE's, our variable interests may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by us to the investor. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), sufficiency of equity to conduct the operations of the entity, voting rights, involvement in decisions significantly impacting the entity's economic performance, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs.

Non-Controlling Interest

We have consolidated certain investments in LLCs, where AV Homes is determined to be either the primary beneficiary or the controlling member. Therefore, the LLCs’ financial statements are consolidated in our financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated equity.  At December 31, 2013 and 2012, non-controlling interest was $15,633 and $13,704, respectively.  The increase in non-controlling interest is attributable to capital contributions of $731 and net income of $1,205, offset by distributions of $7 from these LLCs during the year ended December 31, 2013.

Retirement of Treasury Stock

In December 2011, we retired 1,409,832 shares of treasury stock. These shares remain as authorized stock; however they are now considered unissued.  In accordance with ASC 505, Equity (“ASC 505”), the treasury stock retirement resulted in reductions to common stock of $1,410, treasury stock of $33,086, retained earnings of $7,411 and paid in capital of $24,264.  There was no effect on the total stockholders’ equity position as a result of the retirement.

In March 2012, we retired 1,141,400 shares of treasury stock, which shares also remain as authorized but unissued. This treasury stock retirement resulted in reductions to common stock of $1,141, treasury stock of $42,905, retained earnings of $18,848 and paid in capital of $22,919. There was no effect on the total stockholders’ equity position as a result of the retirement.

Revenues

In accordance with ASC 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from commercial, industrial and other land sales are recognized in full at closing, provided the buyer's initial and continuing investment is adequate, any financing is considered collectible and there is no significant continuing involvement. Sales incentives are included in Real Estate Revenue-Homebuilding in the accompanying consolidated statements of operations and comprehensive income (loss).

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2013, 2012 and 2011, advertising costs totaled $2,445, $2,907 and $2,537, respectively. Advertising costs, sales commissions and closing costs are included in Real Estate Expenses--Homebuilding in the accompanying consolidated statements of operations and comprehensive income (loss).

Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house.  Reserves are determined based on historical data and other relevant factors.  We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We may have recourse against subcontractors for certain claims relating to workmanship and materials.  Warranty reserves are included in Accrued and Other Liabilities in the consolidated balance sheets.

During the years ended December 31, 2013, 2012 and 2011, changes in the warranty reserve consist of the following:

	2013	2012	2011
Accrued warranty reserve, beginning of year	$549	$537	$477
Estimated warranty expense	578	774	453
Amounts charged against warranty reserve	(489)	(762)	(393)
Accrued warranty reserve, end of year	$638	$549	$537

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During 2013 and 2012 we recognized an increase of $3,699 and $35,050, respectively, in the valuation allowance.  As of December 31, 2013, our deferred tax asset valuation allowance was $130,232.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

On October 25, 2010, we received notification from the Internal Revenue Service that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined.  On February 10, 2012, we agreed with the Internal Revenue Service’s Notice of Proposed Adjustment to the 2009 net operating loss carryback. This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivable in the same amount.  The related income tax receivable was collected in 2013.

Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations and comprehensive income (loss) as income tax expense.

In 2006, we sold property we owned in Marion County, Florida to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida under threat of condemnation.  The bulk of the land was transferred in 2006 and the final closing took place in 2007.  These transactions and subsequent correspondence with the Internal Revenue Service entitled us to defer payment of income taxes of $24,355 from the gain on these sales until replacement property is sold, provided we obtained qualifying replacement property for the Marion County property by December 31, 2010.  We believe that we acquired appropriate replacement properties by December 31, 2010.  If the Internal Revenue Service determines in the future that some or all of the properties acquired by us as replacement properties do not qualify as replacement properties, we may be required to make an income tax payment plus interest on the value of the portion of the properties determined not to qualify as replacement property.

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

As of December 31, 2013, an aggregate of 1,078,455 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 741,881 options, restricted stock units and stock units granted.  There were 336,574 shares available for grant at December 31, 2013.

Employee Benefit Plans

We have a defined contribution savings plan that covers substantially all employees.  Under this savings plan, we may contribute to the plan based upon specified percentages of employees' voluntary contributions.  We made no contributions to the plan for the years ended December 31, 2013, 2012 and 2011.

Loss Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted loss per share for the year ended December 31, 2013, 2012 and 2011 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 9,272,795, 122,388 and 140,143 shares of our common stock for 2013, 2012 and 2011, respectively, due to the stock issued in connection with the 2013 TPG Investment as described above, and conversion of restricted stock units each year.  Excluded from the weighted average number of shares outstanding for 2013, 2012 and 2011 are 100,898, 209,270 and 439,000, respectively, restricted shares that are subject to vesting and performance requirements (see Note 9). In accordance with ASC 260, nonvested shares are not included in basic earnings per share until the vesting and performance requirements are met.

In accordance with ASC 470-20, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital. Intrinsic value shall be calculated at the commitment date (preferred stock issuance) as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The most favorable conversion price shall be used to measure the intrinsic value. The intrinsic value of the contingent beneficial conversion feature was recognized upon resolution of the contingency (shareholder approval of conversion) as a deemed dividend on the convertible preferred stock, and is added to net loss to arrive at loss attributable to common stockholders in the loss per share calculation. The deemed dividend had a ($.75) per share effect on earnings for the year ended December 31, 2013.
The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended
	2013	2012	2011
Numerator:
Basic and diluted loss per share – net loss	$(9,477)	$(90,235)	$(165,881)
Deemed dividend related to the beneficial conversion feature	(11,894)	—	—
Loss attributable to common stockholders	$(21,371)	$(90,235)	$(165,881)

Denominator:
Basic and diluted weighted average shares outstanding	15,935,701	12,557,416	12,448,423

Comprehensive Income (Loss)

Net loss and comprehensive loss are the same for the years ended December 31, 2013, 2012 and 2011.

Note 2 - Land and Other Inventories

Land and Other Inventories consist of the following:

	December 31
	2013	2012
Active Adult
Land developed and in process of development	$57,138	$51,341
Land held for future development or sale	58,423	53,526
Homes completed or under construction	25,478	21,974
Total Active Adult	141,039	126,841

Primary Residential
Land developed and in process of development	77,983	22,088
Homes completed or under construction	11,013	8,589
Total Primary Residential	88,996	30,677

Land developed and in process of development-Other	10,043	13,526
	$240,078	$171,044

Note 3 - Property and Equipment

As of December 31, 2013 and 2012, Property and Equipment balance consisted of the following:

	December 31
	2013	2012
Land Improvements	$21,734	$21,815
Building	38,700	37,600
Equipment	5,434	4,997
Motor Vehicles	603	670
Furniture and Fixtures	3,344	3,123
Capitalized Software	1,928	1,645
Gross property and equipment	71,743	69,850
Less Accumulated Depreciation	(33,899)	(33,189)
Property and equipment, net	$37,844	$36,661

As of December 31, 2013 we had $969 of Equipment with $615 of accumulated depreciation that were financed with capital leases.

Note 4 - Investments in Partnerships and LLCs

We participate in entities with equity interests ranging from 20% to 58.2% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest or be the primary beneficiary. We determine the method for accounting for our investment at inception or upon a reconsideration event.

Consolidated Investments

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

As of December 31, 2013 and 2012, our consolidated balance sheets include $33,997 and $32,659, respectively, in Land and Other Inventories owned by these LLCs.

In January 2012, all of the real property owned by one of our consolidated joint ventures was sold to an unrelated third party.  The net gain on this sale of approximately $2,731 is fully recognized and included as a component of net loss on our consolidated statement of operations and comprehensive income (loss).  We present the joint venture partner's 60% share of this income, $1,639, on our consolidated statement of operations and comprehensive income (loss) as a component of net income (loss) attributable to non-controlling interests in consolidated entities for the year ended December 31, 2012.

We and our equity partners make initial or ongoing capital contributions to these consolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each consolidated entity’s respective operating agreement.

As of December 31, 2013, these consolidated entities were financed by partner equity and do not have third-party debt. In addition, we have not provided any guarantees to these entities or our equity partners. The assets of our investees can only be used to settle obligations of the investees.

Equity Method Investments

We own non-controlling equity interests ranging from 20% to 50% in entities formed for the purpose of acquiring and/or developing land.  We analyze these entities when they are entered into or upon a reconsideration event. These investments are accounted for under the equity method.

We share in the profits and losses of these unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement. We made contributions totaling $111, $135 and $138 to our unconsolidated entities during 2013, 2012, and 2011, respectively.

The following are the combined condensed balance sheets of the entities we account for under the equity method as of December 31, 2013 and 2012:

	December 31
	2013	2012
Assets:
Cash	$70	$53
Land and other inventory	6,131	6,126
Other assets	5	6
Total assets	$6,206	$6,185
Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$80	$83
Partners’ capital of:
AV Homes	1,230	1,220
Equity partners	4,896	4,882
Total liabilities and partners’ capital	$6,206	$6,185

The following are the combined condensed statements of operations of these entities for the years ended December 31:

	2013	2012	2011
Revenues	$—	$1,849	$6,081
Costs and expenses	258	1,193	5,768
Net income (loss) from unconsolidated entities	$(258)	$656	$313
AV Homes' share of income (loss) from unconsolidated entities	$(101)	$259	$(398)

Note 5 - Notes Payable

Notes payable are summarized as follows:

	December 31
	2013	2012
7.50% Convertible Notes, due 2016	$55,500	$55,500
7.50% Exchange Notes, due 2016	44,500	44,500
4.50% Convertible Senior Notes, due 2024	5,402	5,402
Total	$105,402	$105,402

4.50% Convertible Senior Notes due 2024

On March 30, 2004, we issued $120,000 aggregate principal amount of our 4.50% Convertible Senior Notes due 2024 (the “4.50% Notes”) in a private offering. Interest on the 4.50% Notes is 4.50% per year, payable in cash, semi-annually in arrears on April 1 and October 1 of each year, and mature on April 1, 2024 unless earlier converted, redeemed or repurchased.

Between 2007 and 2011, we repurchased $114,598 of principal amount of the 4.50% Notes for $104,473, including accrued interest. As of December 31, 2013, $5,402 aggregate principal amount of the 4.50% Notes remain outstanding.

Conversion: The 4.50% Notes are convertible into our common stock upon the occurrence of certain triggers described in the Indenture (the “4.50% Indenture”).  Shares of our common stock, into which the 4.50% Notes are convertible, have been reserved for issuance.

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

7.50% Senior Convertible Notes due 2016

On February 4, 2011, we completed an underwritten public offering for $100,000 aggregate principal amount of our 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”).  The 7.50% Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased.  The 7.50% Notes are governed by the Indenture and the First Supplemental Indenture, each dated February 4, 2011 (collectively, the “First Supplemental Indenture”), between us and the trustee named therein. The First Supplemental Indenture requires us to maintain, at all times until February 15, 2014, cash and cash equivalents of not less than $20,000. Interest on the 7.50% Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year. As of December 31, 2013, $55,500 aggregate principal amount of the 7.50% Notes remain outstanding. The other $44,500 of original principal balance was exchanged for other convertible notes as discussed below.

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

Repurchase Right: Holders of the 7.50% Notes had the right to require us to repurchase the 7.50% Notes on February 15, 2014 or upon the occurrence of a “fundamental change” (as defined in the First Supplemental Indenture), in each case at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Holders put $19 of the 7.5% Notes to us on February 15, 2014. The holders of the 7.50% Notes also have the right to require us to repurchase 50% of the 7.50% Notes upon the occurrence of a breach of the above financial covenant at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

 Redemption Right: We may, at any time on or after February 15, 2014, at our option, redeem for cash all or any portion of the outstanding 7.50% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, but only if the last reported sale price of our common stock for 20 days or more trading days in a period of 30 consecutive trading days ending on the trading day before the date that we provide the notice of redemption to holders exceeds 130% of the conversion price in effect on each such trading day and certain other conditions described in the First Supplemental Indenture are met.

7.50% Senior Exchange Convertible Notes due 2016

In July 2012, we entered into exchange agreements under which we retired $44,500 in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44,500 in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  The 7.50% Exchange Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased.  The 7.50% Exchange Notes are governed by the Indenture dated February 4, 2011 and the Second Supplemental Indenture dated July 25, 2012 between us and the trustee named therein (collectively, the “Second Supplemental Indenture”). The Second Supplemental Indenture includes the same financial covenant as the one governing the 7.50% Notes. Interest on the 7.50% Exchange Notes is 7.50% per year, payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2013. In conjunction with the issuance of the 7.50% Exchange Notes, we wrote off $1,144 of deferred costs associated with the 7.50% Notes.

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

Repurchase Right: Unlike the 7.50% Notes, the 7.50% Exchange Notes did not provide the holders the right to require us to repurchase the 7.50% Exchange Notes on February 15, 2014. However, holders of the 7.50% Exchange Notes have the right to require us to repurchase the 7.50% Exchange Notes upon the occurrence of a “fundamental change” (as defined in the Second Supplemental Indenture).  The holders of the 7.50% Exchange Notes also have the right to require us to repurchase 50% of the 7.50% Exchange Notes upon the occurrence of a breach of the above financial covenant at a repurchase price equal to 110% of the principal amount, plus accrued and unpaid interest.

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

We have assessed the 7.50% Exchange Notes and concluded that the impact of any embedded derivative features are not material as of December 31, 2013, subject to further review over the life of the 7.50% Exchange Notes.  As of December 31, 2013, $44,500 aggregate principal amount of the 7.50% Exchange Notes remain outstanding.

 Maturities of notes payable at December 31, 2013 are as follows:

Total
2014	$—
2015	—
2016	100,000
2017	—
2018	—
Thereafter	5,402
$105,402

The following table represents interest incurred, interest capitalized, and interest expense for 2013, 2012 and 2011:

	2013	2012	2011
Interest incurred	$9,296	$9,236	$9,955
Interest capitalized	(6,466)	(1,263)	(439)
Interest expense	$2,830	$7,973	$9,516

We made interest payments of $7,929, $7,587 and $6,136 for the years ended December 31, 2013, 2012, and 2011 respectively.

Note 6 - Lease Commitments

We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2019. Rental expense for the years 2013, 2012 and 2011 was $468, $409, and $1,809, respectively.  The decrease in rental expense in 2012 over 2011 is primarily attributable to the lease termination associated with the closing of our corporate office in Coral Gables, Florida upon the relocation of this office to Scottsdale, Arizona.  Minimum rental commitments under non-cancelable operating leases as of December 31, 2013, are as follows: 2014 - $602; 2015 - $552; 2016 - $555; 2017 - $384; 2018 - $201; thereafter - $103. Capital lease obligations as of December 31, 2013 are as follows: 2014 - $270; 2015 - $76; 2016 - $32.

Note 7 - Accrued and Other Liabilities

Accrued and other liabilities are summarized as follows:

	December 31
	2013	2012
Property taxes and assessments	$307	$439
Accrued Interest	2,873	3,057
Accrued compensation	3,080	960
Warranty reserve	638	549
Infrastructure obligations	5,073	6,042
Other	2,309	1,931
	$14,280	$12,978

Note 8 - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 home sites previously sold, in most cases prior to 1980, and is summarized as follows:

	December 31
	2013	2012
Gross estimated unexpended costs	$36,117	$35,879
Less costs relating to unsold home sites	(2,885)	(2,905)
Estimated development liability for sold land	$33,232	$32,974

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $317, $88, and ($794) during 2013, 2012, and 2011, respectively. Cash expenditures associated with these obligations were $59, $88, and $299 during 2013, 2012, and 2011, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

Note 9 - Share-Based Payments and Other Compensation

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

As of December 31, 2013, an aggregate of 1,078,455 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 741,881 options, restricted stock units and stock units granted. There were 336,574 shares available for grant at December 31, 2013.

During 2013, we cancelled 114,750 restricted shares granted in 2011 to certain executives and issued additional performance-based restricted shares in exchange.  We also issued performance-based restricted shares to other members of management.  Vesting is contingent upon the achievement of certain performance objectives, some of which are subjective in nature.  Compensation cost for these awards is recognized over the service period, and variable accounting is applied whereby the fair value of the award is remeasured each reporting period until vesting occurs. The cancellation and issuance of shares was accounted for as a modification with the future compensation expense computed using the greater of unamortized fair value of the cancelled awards or the incremental fair value as remeasured each reporting period.

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the years ended December 31, 2013, 2012, and 2011 was $1,648 and $3,034, and $1,850, respectively. During 2013, we granted 585,036 stock options, which have a weighted average grant date fair value of $8.75 per share. During 2013, we granted 95,242 restricted stock unit awards, which have a weighted average grant date fair value of $21.95 per share.

As of December 31, 2013, there was $1,598 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.85 years.

As of December 31, 2013, there was $4,787 of unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted-average period of 2.4 years.

Under ASC 718 Stock Compensation ("ASC 718"), the fair value of awards of restricted stock and units which do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. Under ASC 718, the fair value of restricted stock awards that contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.

The significant weighted average assumptions used for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Dividend yield	—%	—%	—%
Volatility rate	52.37%-52.49%	47.40%-61.25%	40.24%-52.55%
Risk-free interest rate	1.66%-1.86%	0.17%-0.43%	0.15%-0.65%
Expected life (years)	6.25	0.50-4.08	0.26-4.41
Weighted average fair value of units granted	$8.75	$7.98	$11.63

A summary of the status of the stock option activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	2013		2012		2011
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	110,000	$25.00	110,000	$25.00	110,000	$25.00
Granted	585,036	16.99	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(110,000)	—	—	—	—	—
Outstanding at end of year	585,036	16.99	110,000	25.00	110,000	25.00
Exercisable at end of year	—	$—	110,000	$25.00	110,000	$25.00

The weighted average remaining contractual life of stock options outstanding as of December 31, 2013, was 9.8 years.

A summary of the restricted stock and stock units activity for the year ended December 31, 2013, is presented below:

	Restricted Stock and Stock Units		Weighted Average Grant Date Fair Value
Outstanding at beginning of year	230,095	(1)	$15.38
Granted	95,242		21.85
Converted/Exercised	(56,911)		11.29
Expired/Forfeited/Cancelled	(147,838)		16.88
Outstanding at end of year	120,588		$19.68

(1) Restricted stock shares are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance.

Under a deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of our common stock on the due date of each payment.  The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director.  No stock units were distributed to non-management directors during the years ended December 31, 2013, 2012 and 2011, respectively. The outstanding balance of stock units as of December 31, 2013, 2012 and 2011 was 36,257, 30,929 and 23,053, respectively.

Note 10 - Income Taxes

Income taxes have been provided using the liability method under ASC 740.  The liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

The components of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—

Deferred
Federal	—	—	473
State	—	—	—
Total deferred	—	—	473
Total income tax expense (benefit)	$—	$—	$473

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax assets
Tax over book basis of land inventory	$14,922	$14,564
Unrecoverable land development costs	6,359	6,622
Executive incentive compensation	1,030	1,099
Net operating loss carry forward	50,136	33,872
Impairment charges	63,982	74,551
Other	4,031	5,428
Total deferred income tax assets	140,460	136,136
Valuation allowance for deferred tax assets	(130,232)	(126,533)
Net deferred income tax assets	10,228	9,603

Deferred income tax liabilities
Book over tax income recognized on sale of the Ocala Property	(8,413)	(9,118)
Tax over book on 4.50% Convertible Notes	(589)	(696)
Book over tax basis of depreciable assets	(1,226)	211
Total deferred income tax liabilities	(10,228)	(9,603)

Net deferred income tax liability	$—	$—

Our gross federal and state NOL carryforwards are approximately $119,300 and $269,800, respectively. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2030. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2015.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During 2013, we recognized an increase of $3,699 in the deferred tax valuation allowance against net deferred tax assets generated from the pretax loss for the year. As of December 31, 2013, our deferred tax asset valuation allowance was $130,232.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

On October 25, 2010, we received notification from the Internal Revenue Service (the “IRS”) that our federal income tax returns for tax years 2004, 2005, 2006 and 2009 were being examined.  On February 10, 2012, we agreed with the IRS’s Notice of Proposed Adjustment to the 2009 net operating loss carryback.  This adjustment generated an income tax expense of $473 for 2011 with a reduction in the anticipated income tax receivables in the same amount.  Income tax receivable as of December 31, 2013 and December 31, 2012 consists of $0 and $1,293, respectively, in anticipated income tax refunds.

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

No additional income tax benefits were generated from the exercise of share-based compensation during 2013, 2012 and 2011.

A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Income tax (benefit) expense computed at statutory rate	$(3,317)	$(31,582)	$(57,893)
State income tax (benefit) expense, net of federal benefit	(385)	(3,388)	(6,521)
Adjustment to 2009 net operating loss carryback	—	—	—
Change in valuation allowance on deferred tax assets	3,699	35,050	68,961
Prior period adjustments charged to retained earnings	—	—	(4,044)
Other	3	(80)	(30)
Income tax (benefit) expense	$—	$—	$473

We received income tax payment refunds of $1,293 and $0 in 2013 and 2012, respectively.

Note 11 - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable, in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $275 and $258, which have been accrued in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2013, we had outstanding performance bonds of approximately $11,185. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note 12 - Other Matters

At our community of Solivita, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of storm water management facilities, drainage works, irrigation facilities, and water and wastewater utilities.  The bonds were issued by the Poinciana Community Development District and Poinciana West Community Development District (the “CDDs”), independent special-purpose units of county government, established and operating in accordance with Chapter 190 of the Florida Statutes.  The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within Solivita, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDDs’ ability to meet bond servicing obligations.  In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record and pay the assessments on parcels we own when such assessments are fixed and determinable.  The bonds are not a liability of AV Homes or any other landowner within the CDDs but are obligations secured by the land.  For the developable and developed parcels we own within the CDDs, we pay the assessments until such parcels are sold.  After a sale by AV Homes, we no longer pay the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

Note 13 - Business Segments

Our current operations include the following segments: the development, sale and management of active adult communities; the development and sale of primary residential communities; and the sale of commercial, industrial or other land. Our title insurance agency (which we sold in July 2011) did not qualify as a separate reportable segment and is included in “Other Operations”.

The following table summarizes our information for reportable segments for the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended
Revenues:	2013	2012	2011
Segment revenues
Active adult communities	$76,589	$43,032	$39,934
Primary residential communities	48,062	35,936	15,272
Commercial and industrial and other land sales	16,303	26,595	31,731
Other operations	528	598	932
	141,482	106,161	87,869
Unallocated revenues
Interest income	2,148	127	309
Other	70	1,199	804
Total revenues	143,700	107,487	88,982

Operating income (loss):
Segment operating income (loss)
Active adult communities	428	(8,919)	(12,188)
Primary residential communities	2,437	(9)	(7,527)
Commercial and industrial and other land sales	8,192	8,014	3,632
Other operations	(18)	631	159
	11,039	(283)	(15,924)
Unallocated income (expenses)
Interest income	2,148	127	309
Loss on extinguishment of debt	—	(1,144)	(211)
Equity gain (loss) from unconsolidated entities	(101)	259	(398)
General and administrative expenses	(15,975)	(16,148)	(17,502)
Change in fair value of contingent consideration	—	—	4,388
Impairment of Poinciana Parkway	—	(7,659)	—
Impairment of goodwill	—	—	(17,215)
Interest expense	(2,830)	(7,973)	(9,516)
Other real estate expenses	(2,834)	(5,113)	(1,654)
(Impairment) credit of land developed or held for future development	281	(49,749)	(107,981)
Loss attributable to AV Homes	$(8,272)	$(87,683)	$(165,704)

	December 31
	2013	2012
Segment assets:
Active adult communities	$145,717	$89,793
Primary residential communities	91,076	56,951
Commercial and industrial and other land sales	44,704	30,095
Assets held for sale	23,862	25,649
Unallocated assets	161,369	135,383
Total assets	$466,728	$337,871

a.	Our businesses are conducted in the United States.

b.	Identifiable assets by segment are those assets that are used in the operations of each segment.

c.	No significant part of the business is dependent upon a single customer or group of customers.

d.
The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2013 and 2012, respectively: cash, cash equivalents and restricted cash of $148,333 and $86,163; land inventories of $4,199 and $36,715; property and equipment of $1,902 and $2,164; investment in and notes from unconsolidated entities of $1,230 and $1,220; receivables of $2,898 and $4,661; and prepaid expenses and other assets of $2,807 and $4,459. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280.

e.	There is no interest expense from active adult communities, primary residential, and commercial, industrial and other land sales included in segment operating income/(loss) for 2013, 2012 and 2011.

f.
Included in segment operating income/(loss) for 2013 is depreciation expense (including amortization of assets under capital leases) of $2,085, $46 and $673 from active adult, primary residential and unallocated G&A/other, respectively.  Included in segment operating income/(loss) for 2012 is depreciation expense of $2,069, $90 and $476 from active adult, primary residential and unallocated G&A/other, respectively.  Included in segment operating income/(loss) for 2011 is depreciation expense of $2,167, $546 and $124 from active adult, primary residential and unallocated G&A/other, respectively.

g.
During fiscal year 2013, impairment losses of approximately $32 and $1 reduced the carrying value of the assets of active adult and primary residential communities, respectively.  During fiscal year 2012, impairment losses of approximately $1,620 and $15 reduced the carrying value of the assets of active adult and primary residential communities, respectively.  During fiscal year 2011, impairment losses of approximately $1,060 and $467 reduced the carrying value of the assets of active adult and primary residential communities, respectively.

Note 14 - Fair Value Disclosures

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

For assets held for sale (vacant land parcels available for sale), we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales price) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.

In 2013, we changed our plans to sell certain assets that were held for sale. In accordance with ASC 360, these assets were reclassified and were measured at the lower of their carrying amounts before the assets were classified as held for sale, adjusted for any depreciation expense that would have been recognized had the assets been continuously classified as held and used, and their fair value at the date of the subsequent decision not to sell. As a result, the net carrying value of these assets was increased by $958. This increase is reflected as a reversal of impairment charges in 2013.

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

The carrying amounts and fair values of our financial instruments at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
4.50% Notes	$5,402	$5,425	$5,402	$5,343
7.50% Notes and 7.50% Exchange Notes	$100,000	$111,775	$100,000	$101,500

In estimating the fair value of financial instruments, we used the following methods and assumptions:

7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes: At December 31, 2013 and December 31, 2012, the fair value of the 7.50% Notes, 7.50% Exchange Notes, and the 4.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Note 15 - Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2013 and 2012 is as follows:

	2013 Quarter
	First	Second	Third	Fourth
Net revenues	$25,119	$29,556	$34,999	$54,025
Expenses	29,815	34,209	35,970	51,878
Equity earnings (losses) from unconsolidated entities	(63)	(15)	(7)	(17)

Income (loss) before income taxes	(4,759)	(4,668)	(978)	2,130
Less: Net income attributable to non-controlling interests	—	—	899	306

Net income (loss) attributable to AV Homes	$(4,759)	$(4,668)	$(1,877)	$1,824
Income (loss) per share:
Basic and Diluted	$(0.38)	$(0.36)	$(0.86)	$0.08

	2012 Quarter
	First	Second	Third	Fourth
Net revenues	$26,710	$18,966	$28,652	$33,159
Expenses	33,597	30,354	40,164	91,314
Equity earnings (losses) from unconsolidated entities	(36)	(43)	(38)	376

Loss before income taxes	(6,923)	(11,431)	(11,550)	(57,779)
Less: Net loss attributable to non-controlling interests	1,528	(86)	33	1,077

Net loss attributable to AV Homes	$(8,451)	$(11,345)	$(11,583)	$(58,856)
Loss per share:
Basic and Diluted	$(0.68)	$(0.91)	$(0.92)	$(4.67)

1.	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

2.	During the first quarter of 2013 we did not have any impairment charges.

3.	During the second quarter of 2013, our impairment evaluation resulted in total impairment charges of $45, which related to impairment charges for homes completed or under construction.

4.
During the third quarter of 2013, our impairment evaluation resulted in a reversal of previously recorded impairment expense of ($970) as a result of the reclassification of assets from Held for Sale to Land and Other Inventories.

5.	During the fourth quarter of 2013, our impairment evaluation resulted in total impairment charges of $677, which consisted of $677 in impairment charges for land held in our Rio Rico community.

NOTE 16 - Subsequent Events

On March 13, 2014, we acquired substantially all of the assets and certain of the liabilities of Royal Oak Homes, LLC (“Royal Oak”) and certain land positions from an affiliate of Royal Oak. The total purchase price paid under the acquisition agreements was approximately $65,000, paid in cash, which includes a $3 million earn-out. The actual amount of the earn-out may be more or less than the $3 million target amount based on the performance of the Royal Oak business through the end of 2015. Royal Oak and its affiliate acquire and develop raw land and construct single family homes in the central Florida area. The transaction will expand our presence in Central Florida and our existing presence in the Poinciana market. With over 2,500 primary residential lots owned or controlled, Royal Oak enhances our position in a key growth market.

As of the date of this report, the initial accounting for this business combination is incomplete because the valuation of assets and liabilities acquired is still in process; therefore, certain disclosures required by ASC 805-10-50 cannot be made at this time. These disclosures include the amount of acquisition-related costs, the fair value of acquired receivables, the amounts of major classes of assets and liabilities acquired, the amount of goodwill recognized, if any, including a qualitative discussion of the factors that make up that goodwill, the total amount of goodwill deductible for tax purposes, the amount of goodwill by reportable segment, the fair value and description of contingent consideration, and the amount of revenue and earnings of Royal Oak since the date of acquisition and since the beginning of 2013.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Part II - Item 8. “Financial Statements and Supplementary Data” for “Management’s Report on Internal Control over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm," as they relate to internal control over financial reporting, incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period, except for the information regarding the executive officers of AV Homes, which information is included in Part I of this Annual Report under the heading “Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this

Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

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

2.1	*2
Asset Purchase Agreement, dated March 13, 2014, by and among AV Homes, Inc., AVH Acquisition, LLC, Royal Oak Homes, LLC, Sam of Heathrow, LLC, William Colby Franks, Andrew J. Orosz, J. Matthew Orosz, Jody L. Orosz, as trustee of the Jody L. Orosz Family Trust dated February 18, 2004, Stephen W. Orosz, and William S. Orosz, Jr., as trustee of the William S. Orosz, Jr. Family Trust dated February 18, 2004 (filed as Exhibit 10.1 to Form 8-K dated March 13, 2014 (File No. 1-7395), and incorporated herein by reference).

2.2	*2
Hanover Agreement, dated March 13, 2014, by and between William S. Orosz, Jr, Hanover Land Company, LLC, Hanover Aldea Reserve, LLC, Hanover Avalon Reserve, LLC, Hanover Barrington Estates, LLC, Hanover Black Lake, LLC, Hanover Emerald Lake, LLC, Hanover Hammock Trails I, LLC, Hanover Marbella, LLC, Pines at Lake Apopka, LLC, Spring Ridge Estates, LLC, Blue Lake Estates, LLC, AVH Acquisition, LLC, and AV Homes, Inc. (filed as Exhibit 10.1 to Form 8-K dated March 13, 2014 (File No. 1-7395), and incorporated herein by reference).

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

3.3	*	Amended and Restated By-laws (filed as Exhibit 3.2 to Form 8-K filed on February 15, 2012 (File No. 1-7395), and incorporated herein by reference).
3.4	*
Certificate of Designation of Series B Junior Participating Preferred Stock of AV Homes, Inc. (filed as Exhibit 3.2 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

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
Rights Agreement, dated as of June 19, 2013, by and between AV Homes, Inc. and Computershare Shareowner Services LLC, as Rights Agent (filed as Exhibit 4.1 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

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

10.6	*
Poinciana Parkway Regulatory Agreement dated as of December 15, 2006 by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 0-7616), incorporated herein by reference).

10.7	*
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

10.9	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.10	*
Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K dated July 29, 2008 (File No. 0-7616), and incorporated herein by reference).

10.11	*
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

10.13	*1
Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Directors' Fees (filed as Exhibit 10.97 to Form 10-K for the year ended December 31, 2008 (File No. 0-7616), and incorporated herein by reference).

10.14	*1
Employment Agreement, dated as of October 22, 2010, between Avatar Holdings Inc., Avatar Properties Inc., and Carl Mulac (filed as Exhibit 10.79 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.15	*1
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

10.16	*1
Earn out Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.81 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.17	*1
Voting Standstill and Lock-Up Letter Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.82 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.18	*1
Registration Rights Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.83 to Form 10-K for the year ended December 31, 2010 (File No. 001-07395), and incorporated herein by reference).

10.19	*1
Stock Award Agreement, dated as of October 25, 2010, between Avatar Holdings Inc. and Joseph Carl Mulac, III (filed as Exhibit 10.2 to Form 8-K dated April 29, 2011 (File No. 001-07395), and incorporated herein by reference).

10.20	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (filed as Exhibit 10.1 to Form 8-K dated June 7, 2011 (File No. 001-07395), and incorporated herein by reference).
10.21	*1	Amended and Restated 2005 Executive Incentive Compensation Plan (2011 Restatement) (filed as Exhibit 10.2 to Form 8-K dated June 7, 2011 (File No. 001-07395), and incorporated herein by reference).
10.22	*1
Employment Agreement, dated August 15, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Tina Johnston (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.23	*1
Stock Award Agreement, dated August 15, 2011, by and between Avatar Holdings Inc. and Tina Johnston (filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.24	*1
Amended and Restated Employment Agreement, dated September 29, 2011, by and among Avatar Holdings Inc., Avatar Properties Inc. and Carl Mulac (filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference).

10.25	*1
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

10.27	*1	Stock Award Agreement, dated January 1, 2012, by and between Avatar Holdings, Inc. and Tina Johnston (filed as Exhibit 10.99 to form 10-K for the year ended December 31, 2011).
10.28	*1	Offer letter to Dave M. Gomez dated September 20, 2012 (filed as Exhibit 10.45 to Form 10-K for the year ended December 31, 2012 (File No. 1-7395), and incorporated herein by reference).
10.29	*
Agreement for Development of Poinciana Parkway, dated as of October 15, 2012, by and between Osceola County, Florida, Polk County, Florida, Avatar Properties Inc. and Osceola County Expressway Authority (filed as Exhibit 10.47 to Form 10-K/A for the year ended December 31, 2012 (File No. 1-7395), and incorporated herein by reference).

10.30	*1
Form of performance-based Stock Award Agreement for executive officers (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7395), and incorporated herein by reference).

10.31	*1
First Amendment to Amended and Restated Employment Agreement with Joseph Carl Mulac (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7395), and incorporated herein by reference).

10.32	*1
First Amendment to Amended and Restated Employment Agreement with Tina M. Johnston (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013 (File No. 1-7395), and incorporated herein by reference).

10.33	*
First Amendment, dated April 5, 2013, to Registration Rights Agreement dated October 25, 2010 (filed as Exhibit 10.1 to Form 8-K filed on April 5, 2013 (File No. 1-7395), and incorporated herein by reference).

10.34	*
Securities Purchase Agreement, dated June 19, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.1 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.35	*
Stockholders Agreement, dated June 20, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.2 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.36	*
Management Services Agreement, dated June 20, 2013, by and between AV Homes, Inc., Avatar Properties Inc. and TPG VI Management, LLC (filed as Exhibit 10.3 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.37	*	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.4 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).
10.38	*
Letter Agreement, dated June 19, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.5 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.39	*1	Michael S. Burnett Offer Letter dated September 24, 2013 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2013 (File No. 1-7395), and incorporated herein by reference).
10.40	1	Employment Agreement, dated as of February 5, 2014, by and among AV Homes, Inc. and Roger Cregg (filed herewith).
21		Subsidiaries of Registrant (filed herewith).
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1) Management contract or compensatory plan or arrangement

2) Excludes exhibits and schedules, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

AV HOMES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Deduction/ (Addition)	Balance at End of Period

Year ended December 31, 2013:
Allowance for doubtful accounts	$1,413	$—	(1)	$1,413	$—
Valuation allowance for deferred tax assets	126,533	3,699	(2)	—	130,232
Total	$127,946	$3,699		$1,413	$130,232

Year ended December 31, 2012:
Allowance for doubtful accounts	$1,508	$—		$95	$1,413
Valuation allowance for deferred tax assets	91,483	35,050	(2)	—	126,533
Total	$92,991	$35,050		$95	$127,946

Year ended December 31, 2011:
Allowance for doubtful accounts	$1,217	$421		$(130)	$1,508
Valuation allowance for deferred tax assets	22,522	68,961	(2)	—	91,483
Total	$23,739	$69,382		$(130)	$92,991

(1) We outsourced the management of our amenities to a third party service organization. Therefore we no longer carry a club fees receivable or its associated valuation allowance on our books as of December 31, 2013.

(2)  In accordance with ASC 740, we evaluated our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the year ended December 31, 2011 we recognized an increase of $68,961 in the valuation allowance. As of December 31, 2011, our deferred tax asset valuation allowance was $91,483.  During the year ended December 31, 2012 we recognized an increase of $35,050 in the valuation allowance.  As of December 31, 2012, our deferred tax valuation allowance was $126,533. During the year ended December 31, 2013, we recognized an increase of $3,699 in the valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AV HOMES, INC.

Dated:	March 17, 2014	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 17, 2014	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Dated:	March 17, 2014	By:	/s/ Michael S. Burnett
Michael S. Burnett, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:	March 17, 2014	By:	/s/ Joshua Nash
Joshua Nash, Director and Chairman of the Board

Dated:	March 17, 2014	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated:	March 17, 2014	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated:	March 17, 2014	By:	/s/ Reuben S. Leibowitz
Reuben S. Leibowitz, Director

Dated:	March 17, 2014	By:	/s/ Joel M. Simon
Joel M. Simon, Director

Dated:	March 17, 2014	By:	/s/ Kelvin L. Davis
Kelvin L. Davis, Director

Dated:	March 17, 2014	By:	/s/ Greg Kranias
Greg Kranias, Director

Dated:	March 17, 2014	By:	/s/ Paul Hackwell
Paul Hackwell, Director