Form 10-Q
period 2014-03-31
AV Homes, Inc.
filed 2014-05-08
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended March 31, 2014.

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

As of May 7, 2014, there were 22,077,593 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($000's omitted)
 (unaudited)

	March 31,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$56,932	$144,727
Restricted cash	8,115	3,956
Land and other inventories	334,843	240,078
Receivables, net	1,716	3,893
Property and equipment, net	37,654	37,844
Investments in unconsolidated entities	1,231	1,230
Prepaid expenses and other assets	11,127	11,138
Assets held for sale	12,497	23,862
Goodwill	5,976	—
Total Assets	$470,091	$466,728

Liabilities and Equity

Liabilities
Accounts payable	$13,203	$9,757
Accrued and other liabilities	13,547	14,280
Customer deposits and deferred revenues	4,001	2,323
Estimated development liability for sold land	33,224	33,232
Notes payable	105,383	105,402
Total Liabilities	169,358	164,994

Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 22,182,101 shares outstanding at March 31, 2014
22,097,252 shares outstanding at December 31, 2013	22,182	22,097
Additional paid-in capital	394,855	394,504
Accumulated deficit	(129,396)	(127,481)
	287,641	289,120
Treasury stock: at cost, 110,874 shares at March 31, 2014 and December 31, 2013	(3,019)	(3,019)
Total AV Homes stockholders’ equity	284,622	286,101
Non-controlling interests	16,111	15,633
Total Equity	300,733	301,734
Total Liabilities and Equity	$470,091	$466,728

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
($000's omitted, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Real estate revenues
Homebuilding	$28,146	$22,548
Land sales	15,706	2,305
Other real estate	13	257
Total real estate revenues	43,865	25,110

Expenses
Real estate expenses
Homebuilding	28,638	22,765
Land sales and other	11,945	865
Other real estate	509	707
Total real estate expenses	41,092	24,337
General and administrative expenses	4,396	3,705
Interest income and other	(103)	(9)
Interest expense	114	1,773
Total expenses	45,499	29,806
Equity in earnings (loss) from unconsolidated entities	1	(63)
Loss before income taxes	(1,633)	(4,759)
Income tax (expense)	—	—
Net loss and comprehensive loss	(1,633)	(4,759)
Net income attributable to non-controlling interests in consolidated entities	293	—
Net loss and comprehensive loss attributable to AV Homes stockholders	$(1,926)	$(4,759)
Basic and diluted loss per share attributable to AV Homes stockholders	$(0.09)	$(0.38)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($000's omitted)
 (unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss (including net gain or loss attributable to non-controlling interests)	$(1,633)	$(4,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769	645
Amortization of stock-based compensation	596	282
Equity loss (income) from unconsolidated entities	(1)	63
Changes in operating assets and liabilities:
Restricted cash	(4,159)	(45)
Receivables, net	2,177	368
Land and other inventories	(34,230)	(9,782)
Assets held for sale	11,365	5,458
Prepaid expenses and other assets	580	621
Accounts payable, estimated development liability, and accrued and other liabilities	894	(1,358)
Customer deposits and deferred revenues	824	171
NET CASH USED IN OPERATING ACTIVITIES	(22,818)	(8,336)

INVESTING ACTIVITIES
Investment in property and equipment	(212)	(379)
Proceeds from sales of property and equipment	12	—
Acquisition of Royal Oak Homes	(64,794)	—
Investment in unconsolidated entities	—	(83)
NET CASH USED IN INVESTING ACTIVITIES	(64,994)	(462)

FINANCING ACTIVITIES
Principal payments of 7.5% Convertible Notes	(19)	—
Contributions from consolidated joint venture partner	185	104
Payment of withholding taxes related to restricted stock and units withheld	(149)	(34)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17	70

DECREASE IN CASH AND CASH EQUIVALENTS	(87,795)	(8,728)
Cash and cash equivalents at beginning of period	144,727	79,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,932	$71,087

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2014
($000's omitted, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes at March 31, 2014 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year's presentation.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of March 31, 2014, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $8,115 and $3,956 as of March 31, 2014 and December 31, 2013, respectively.  The balance as of March 31, 2014 is comprised primarily of $3,625 on deposit to collateralize letters of credit, $4,277 in land escrow accounts and $214 of housing deposits from customers that will become available when the housing contracts close.

Land and Other Inventories

  Land and Other Inventories include expenditures for land acquisition, construction, land development, construction costs for homeowners association amenities, and direct and allocated indirect costs, including interest cost capitalized until development and construction are substantially completed. These costs are assigned to components of Land and Other Inventories based on specific identification, relative sales value, or area allocation methods.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the three months ended March 31, 2014 and 2013, our impairment assessment resulted in no impairment charges.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows.

Housing communities: Homebuilding activities include the development of active adult and primary residential communities and the operation of amenities. The operating results and losses generated from active adult and primary residential communities during the three months ended March 31, 2014 and 2013 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

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

Property and Equipment includes amenities such as club facilities, dining facilities, and golf courses owned by us. These amenities include expenditures for land, construction, and direct and allocated costs, including interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three months ended March 31, 2014 and 2013, we did not identify indicators of impairments for Property and Equipment. During 2013, management changed its plans to sell certain assets, resulting in the reclassification of these assets from assets held for sale to Property and Equipment. There was no change in the carrying value in these assets due to this reclassification.

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
      During the quarter ended March 31, 2014, we sold assets held for sale with a carrying value of $11,750 for cash proceeds of $14,678. Included in this was the sale of a multi-family property in Arizona to a related party for $13,850 for a gain of $2,315.

Investments in Partnerships and LLCs

When we are either deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a variable interest entity (“VIE”) we are required to consolidate the investment. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. Investments where we don't hold the controlling interest and we are not the primary beneficiary are accounted for under the equity method.

Factors considered when determining if we hold the controlling interest in a voting interest entity include who holds the general partnership or managing member interests, which partner or member makes the day-to-day decisions regarding the operations of the entity, and whether or not the other partners or members have substantive participating rights. With respect to VIEs, our variable interests may be in the form of (1) equity ownership, (2) contracts to purchase assets and/or (3) loans provided by us to the investor. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), sufficiency of equity to conduct the operations of the entity, voting rights, involvement in decisions significantly impacting the entity's economic performance, level of economic disproportionality between us and the other partner(s) and contracts to purchase assets from VIEs.

Purchase Accounting
When acquiring a business, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result our pre-acquisition due diligence and its marketing and housing activities.

Goodwill

Goodwill, if any, arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Non-Controlling Interest

We have consolidated certain investments in LLCs, where AV Homes is determined to be either the primary beneficiary or the controlling member. Therefore, the LLCs’ financial statements are consolidated in our financial statements and the other partners’ equity in each of the LLCs is recorded as non-controlling interest as a component of consolidated equity.  At March 31, 2014 and December 31, 2013, non-controlling interest was $16,111 and $15,633, respectively.  The increase in non-controlling interest is attributable to capital contributions of $185 and net income of $293 during the three months ended March 31, 2014.

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

Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house.  Reserves are determined based on historical data and other relevant factors.  We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We may have recourse against subcontractors for certain claims relating to workmanship and materials.  Warranty reserves are included in Accrued and Other Liabilities in the accompanying consolidated balance sheets.

During the three months ended March 31, 2014 and 2013, changes in the warranty reserve consist of the following:

	Three Months
	2014	2013
Accrued warranty reserve, beginning of year	$638	$549
Estimated warranty expense	383	108
Amounts charged against warranty reserve	(188)	(204)
Accrued warranty reserve, end of period	$833	$453

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the three months ended March 31, 2014, we recognized an increase of $732 in the valuation allowance.  As of March 31, 2014, our deferred tax asset valuation allowance was $130,964.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted loss per share for the three months ended March 31, 2014 and 2013 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic earnings per share includes the cancellation of 7,870 shares of common stock and the issuance of 19,063 shares of common stock for the three months ended March 31, 2014, and the cancellation of 2,364 shares of common stock and the issuance of 6,734 shares of common stock for the three months ended March 31, 2013. In accordance with ASC 260 Earnings Per Share, non-vested restricted shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013:

	Three Months
	2014	2013
Numerator:
Basic and diluted net loss	$(1,926)	$(4,759)

Denominator:
Basic and diluted weighted average shares outstanding	21,929,852	12,654,466

Comprehensive Income (Loss)

Net loss and comprehensive loss are the same for the three months ended March 31, 2014 and 2013.

Note 2 - Royal Oak Homes Acquisition

On March 13, 2014, we acquired substantially all of the assets and certain of the liabilities of Royal Oak Homes, LLC (“Royal Oak”) and certain land positions from an affiliate of Royal Oak. Royal Oak and its affiliate acquire and develop raw land and construct single family homes in the Central Florida area. The transaction will expand our presence in Central Florida and our existing presence in the Poinciana market. With over 2,500 primary residential lots owned or controlled, Royal Oak enhances our position in a key growth market. The total purchase price paid under the acquisition agreements was approximately $65,000 in cash, which includes a potential $3,000 payment related to an earn-out covering the financial results for 2014 and 2015. The earn-out has a preliminary fair value of $2,500. The actual amount of the earn-out may be more or less than the $3,000 target amount based on the performance of the Royal Oak business through the end of 2015. We will not pay any earn-out amounts unless the Royal Oak business achieves at least 50% of the target amount of financial performance. The results of Royal Oak are included in the Company's consolidated financial statements from the acquisition date of March 13, 2014. For the period from March 14, 2014 to March 31, 2014, Royal Oak's revenues and net income were $3,885 and $197, respectively.

The Royal Oak acquisition was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). We recorded the acquired assets and liabilities at their estimated fair value. We determined the estimated fair values with the assistance of appraisals or valuations performed by independent third-party specialists, discounted cash flow analyses, quoted market prices where available, and estimates by management. To the extent the consideration transferred exceeded the fair value of the net assets acquired in this transaction, such excess was assigned to goodwill.

We acquired substantially all of the assets of Royal Oak, including all of its real estate, land acquisition agreements and permits, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Royal Oak, including the liabilities and obligations relating to the acquired contracts but excluding certain home warranty obligations relating to homes sold by Royal Oak prior to the acquisition. We will, however, provide warranty administrative services of up to $150 with respect to these home warranty obligations for the two years following the closing of the acquisition.
The following table summarizes the preliminary calculation of the fair value of the total consideration transferred to Royal Oak and its affiliate and the provisional amounts of assets acquired and liabilities assumed as of the acquisition date:

Preliminary calculation of purchase price consideration

Cash paid for Royal Oak net assets	$26,066
Cash paid for bulk land purchase	28,009
Contingent consideration (earn-out)	2,500
Debt repaid at closing	8,827

Total consideration	65,402

Assets acquired and liabilities assumed
Assets
Prepaids and other current assets	582
Land and other inventories	60,530
Property, plant and equipment	366
Trade name	614
Goodwill	5,976

Total assets acquired	68,068

Liabilities
Accounts payable	1,343
Accrued and other liabilities	469
Customer deposits	854

Total liabilities assumed	2,666

Total net assets acquired	65,402

Fair value
Cash and equivalents, other assets, accounts payable, and accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Liabilities were recorded at historical carrying values in accordance with ASC 805.

The Company determined the fair value of inventory on a lot-by-lot basis primarily using a combination of market comparable land transactions, where available, and discounted cash flow models, though independent appraisals were also utilized in certain instances. These estimated cash flows are significantly impacted by estimates related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. See Note 1 for additional discussion of the factors impacting the fair value of land inventory.
The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. The $614 of acquired intangible assets relates to trade names that will generally be amortized over two years. Amortization expense for these assets totaled $13 for the three months ended March 31, 2014, which is included in the consolidated statement of operations within homebuilding expense.
The Company has completed its preliminary analysis of its business combination accounting as of March 31, 2014 and expects to substantially complete the remainder in the second quarter of 2014. As of May 8, 2014, the Company had not received final valuations from certain independent valuation specialists, including the valuation of acquired property and equipment. Additionally, the Company had not completed its final review of the valuation of acquired inventory, and certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.

Transaction and integration costs
Transaction and integration costs directly related to the Royal Oak acquisition, including legal, accounting and broker fees, totaled $891 for the three months ended March 31, 2014, the majority of which are included in the consolidated statements of operations within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.
Goodwill
As of the acquisition date, goodwill largely consisted of the expected economic value attributable to Royal Oak’s assembled workforce. The acquisition provides increased scale and presence in an existing market with immediate revenue opportunities through an established backlog.

Supplemental pro forma information
The following represents pro forma operating results as if Royal Oak had been included in the Company’s condensed consolidated statements of operations as of the beginning of the fiscal years presented:

	Three Months Ended March 31,
	2014	2013
Revenue	$57,191	$34,224
Net income (loss)	(706)	(4,127)
Loss per common share - basic and diluted	$(0.03)	$(0.33)
The supplemental pro forma operating results have been determined after adjusting the operating results of Royal Oak to reflect additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied as of January 1, 2014 and 2013. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. Additionally, given the significant volatility in the homebuilding industry in recent periods, such a presentation would not be indicative of future operating results.

Note 3 - Land and Other Inventories

Land and Other Inventories consist of the following:

	March 31, 2014	December 31, 2013
Active Adult
Land developed and in process of development	$61,100	$57,138
Land held for future development or sale	60,503	58,423
Homes completed or under construction	39,537	25,478
Total Active Adult	161,140	141,039

Primary Residential
Land developed and in process of development	103,628	77,983
Homes completed or under construction	60,301	11,013
Total Primary Residential	163,929	88,996

Land developed and in process of development-Other	9,774	10,043
	$334,843	$240,078

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest ("ASC 835"). Homebuilding interest capitalized as cost of inventories is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of all land, lots and homes, excluding finished unsold homes or finished models, within projects that are actively selling or under development.

The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2014 and 2013:

	2014	2013
Interest incurred	$2,331	$2,324
Interest capitalized	(2,217)	(551)
Interest expense	$114	$1,773

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

As of March 31, 2014 and December 31, 2013, our consolidated balance sheets include $34,525 and $33,997, respectively, in Land and Other Inventories owned by EM 646.

We and our equity partners make initial or ongoing capital contributions to the consolidated entity on a pro rata basis. The obligation to make capital contributions is governed by the consolidated entity’s operating agreement.

As of March 31, 2014, the consolidated entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Equity Method Investments

We own non-controlling equity interests ranging from 20% to 50% in entities formed for the purpose of acquiring and/or developing land.  We analyze these entities when they are entered into or upon a reconsideration event. These investments are accounted for under the equity method.

We share in the profits and losses of these unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement. We made contributions totaling $0 and $83 to our unconsolidated entities during the three months ended March 31, 2014 and 2013, respectively. The balance of our investments in unconsolidated entities was $1,231 and $1,230 at March 31, 2014 and December 31, 2013, respectively.

The following are the combined condensed balance sheets of the entities we account for under the equity method as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Assets:
Cash	$60	$70
Land and other inventory	6,126	6,131
Other assets	5	5
Total assets	$6,191	$6,206
Liabilities and Partners’ Capital:
Accounts payable and accrued liabilities	$52	$80
Partners’ capital of:
AV Homes	1,231	1,230
Equity partners	4,908	4,896
Total liabilities and partners’ capital	$6,191	$6,206

The following are the combined condensed statements of operations of these entities for the three months ended March 31, 2014 and 2013:

	2014	2013
Revenues	$—	$—
Costs and expenses	(9)	138
Net income (loss) from unconsolidated entities	$9	$(138)
AV Homes' share of income (loss) from unconsolidated entities	$1	$(63)

Note 5 - Notes Payable

Our notes payable are summarized as follows:

	March 31, 2014	December 31, 2013
4.50% Convertible Notes due 2024 (a)	5,402	5,402
7.50% Senior Convertible Notes due 2016	55,481	55,500
7.50% Senior Exchange Convertible Notes due 2016	44,500	44,500

(a) These Notes were tendered and repaid on April 1, 2014, see Note 11--Subsequent Events.

We made interest payments of $3,749 and $3,935 for the three months ended March 31, 2014 and 2013 respectively.

Note 6 - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Rio Rico and Poinciana for more than 8,000 home sites previously sold, in most cases prior to 1980, and is summarized as follows:

	March 31, 2014	December 31, 2013
Gross estimated unexpended costs	$36,109	$36,117
Less costs relating to unsold home sites	(2,885)	(2,885)
Estimated development liability for sold land	$33,224	$33,232

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $0 and $19 during three months ended March 31, 2014 and 2013, respectively. Cash expenditures associated with these obligations were $8 and $20, during three months ended March 31, 2014 and 2013, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

Note 7 - Stock-Based Compensation

As of March 31, 2014, an aggregate of 1,067,262 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 816,887 options, restricted stock units and stock units granted. There were 250,375 shares available for grant at March 31, 2014.

During the three months ended March 31, 2013, we cancelled 114,750 restricted shares granted in 2011 to certain executives and issued additional performance-based restricted shares in exchange.  We also issued performance-based restricted shares to other members of management.  Vesting is contingent upon the achievement of certain performance objectives, some of which are subjective in nature.  Compensation cost for these awards is recognized over the service period, and variable accounting is applied whereby the fair value of the award is remeasured each reporting period until vesting occurs. The cancellation and issuance of shares was accounted for as a modification with the future compensation expense computed using the greater of unamortized fair value of the cancelled awards or the incremental fair value as remeasured each reporting period.

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the three months ended March 31, 2014 and 2013 was $596 and $282, respectively. During the three months ended March 31, 2014, we granted 108,212 restricted stock unit awards, which have a weighted average grant date fair value of $13.03 per share. During the three months ended March 31, 2013, we granted 77,974 shares of restricted stock, which have a weighted average grant date fair value of $19.97 per share.

As of March 31, 2014, there was $2,443 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.82 years.

As of March 31, 2014, there was $4,472 of unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted-average period of 2.2 years .

Note 8 - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, we believe it is probable, in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $0 and $275, which have been accrued in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of March 31, 2014, we had outstanding performance bonds of approximately $19,924. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note 9 - Segments

Our current operations include the following reportable segments: the development, sale and management of active adult communities; the development and sale of primary residential communities; and the sale of commercial, industrial or other land.

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision maker as the Chief Executive Officer.

The following table summarizes our information for reportable segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Revenues:	2014	2013

Active adult communities	$16,349	$12,006
Primary residential communities	11,797	10,542
Commercial and industrial and other land sales	15,706	2,305
Other operations	13	257
Total Revenues	43,865	25,110

Operating income (loss):
Segment operating income (loss)
Active adult communities	(163)	(879)
Primary residential communities	(311)	662
Commercial and industrial and other land sales	3,752	1,440
Other operations	(19)	189
	3,259	1,412

Unallocated income (expenses)
Interest income and other	103	9
Equity gain (loss) from unconsolidated entities	1	(63)
General and administrative expenses	(4,396)	(3,705)
Interest expense	(114)	(1,773)
Other real estate expenses	(486)	(639)
Loss attributable to AV Homes	$(1,633)	$(4,759)

Note 10 - Fair Value Disclosures

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

The carrying value of cash and cash equivalents, restricted cash, receivables, and accounts payable approximates the fair value due to their short-term maturities.

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

The carrying amounts and fair values of our financial instruments at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
4.50% Notes	$5,402	$5,402	$5,402	$5,425
7.50% Notes and 7.50% Exchange Notes	$99,981	$110,938	$100,000	$111,775

In estimating the fair value of financial instruments, we used the following methods and assumptions:

7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes: At March 31, 2014 and December 31, 2013, the fair value of the 7.50% Notes, 7.50% Exchange Notes, and the 4.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Note 11 - Subsequent Events

Repurchase of 4.50% Notes
On April 1, 2014, we were informed by the trustee and paying agent that the entire $5,402 aggregate principal amount of the 4.50% Convertible Senior Notes due 2024 were validly surrendered for repurchase pursuant to the repurchase right. We paid for all of the notes repurchased pursuant to the repurchase right as of April 1, 2014 with available cash. The full aggregate principal amount of the notes was surrendered for repurchase, and therefore none of the notes remain outstanding.
    Senior Secured Credit Facility
On April 7, 2014, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer. The other lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG.
The senior secured credit facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $65,000, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175,000. The senior secured credit facility also includes a swing line loan facility in an aggregate principal amount of up to $30,000. The maximum amount available under the senior secured credit facility is limited to 100% of cash maintained in a borrowing base account, to the extent it exceeds the interest reserve, and escrowed deposits and funds payable to us following the sale of real property, plus the following, subject to certain limitations:

•	85% of the appraised value of our real property that is under contract or under construction and is or is planned to be single-family residential housing units or model homes; plus

•	65% of the appraised value of our finished lots and lots under development; plus

•	50% of the appraised value of our entitled lands that are not finished lots or lots under development.

To be included in this borrowing base, the real property must be owned by us or one of our subsidiaries that guaranties the senior credit facility and it must be appraised, pledged as collateral and meet certain other criteria. At May 8, 2014, we had not met the criteria to include any real property in the borrowing base, nor had we funded the borrowing base account with cash or pledged any escrowed deposits or funds, and there were no borrowings under the senior credit facility. We have until May 15, 2014 to add real property, cash or escrowed deposits to the borrowing base.
We evaluated subsequent events up until the time the financial statements were filed with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($000's omitted, except share and per share data)

Executive Overview
We are a homebuilder engaged in the business of homebuilding, community development, and land sales in Florida and Arizona, and we have recently expanded into North Carolina. Our business focuses on the development of (1) active adult communities, which are age-restricted or age-targeted to the age 55 and over active adult demographic, and (2) primary residential communities, which serve first-time and move-up buyers, and the construction and sale of residences within these communities. Additionally, we have a portfolio of legacy land holdings that we sell in favorable market conditions. We utilize our deep experience, strong operating platform, and land inventory to capitalize on the strengthening housing environment and favorable demographic trends within our core markets.

Solivita and Vitalia at Tradition, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, currently serve as our flagship communities as we pursue the active adult segment. In addition, we are adding active adult communities in Raleigh-Durham, North Carolina and Mesa, Arizona, named Creekside at Bethpage and Encore at Eastmark, respectively, which will broaden our geographic footprint and product offering, and should provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

We are also active in the acquisition of land, and the construction and sale of primary residences for people of all ages, some of which are located in communities we developed.  Our current primary homebuilding sales activities include five locations, three in Florida and two in Arizona, with additional communities in the pipeline for both states. The primary residential market has shown recent improvement and we believe continued investment in this segment will provide us with a balanced portfolio.  In the second half of 2013 we acquired over 800 lots in five new communities in the Phoenix market and expect to begin home sales and construction on these lots in late 2014 along with current building in our existing communities in the Phoenix market. Additionally, we are building out our existing communities in Central Florida and our lot positions within the newly acquired Royal Oak Homes, as described below, and are expanding into a new market in North Carolina. Replacement lot positions may require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

During the first quarter of 2014, we continued to implement our strategic plan with our primary efforts focused on the acquisition of Royal Oak Homes and the continued orderly sale of our non-core assets.   During the quarter, we invested approximately $82,000 in new businesses and land positions of which approximately $65,000 represents our acquisition of Royal Oak Homes.  The search for appropriate sites in our target markets also led us to several new and potential future investments.  We anticipate further investment activity as we continue to screen sites in new market locations.  In addition to the acquisition costs, we plan to commit significant funds toward the development of these assets.  In many instances, development costs will exceed the original acquisition costs and a portion of these costs will be expended before we can generate any meaningful revenues.

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

The following is a breakdown of our land holdings as of March 31, 2014:

			Remaining Lots
	Total Lots (1)	Closed Lots (2)	Developed	Partially Developed	Raw	Total Remaining Lots	Total Acres (3)
Principal Communities
Active Adult Communities

Florida
Solivita	10,387	3,768	646	564	5,409	6,619
Vitalia at Tradition	1,144	169	186	351	438	975
	11,531	3,937	832	915	5,847	7,594	—

Arizona
CantaMia	1,696	189	237	196	1,074	1,507
Eastmark	905	—	—	905	—	905
	2,601	189	237	1,101	1,074	2,412

North Carolina
Bethpage	658	—	—	—	658	658

Total Active Adult Communities	14,790	4,126	1,069	2,016	7,579	10,664	—

Primary Residential Communities

Florida (4)	5,375	1,530	1,086	1,393	1,366	3,845
Arizona	1,171	143	441	200	387	1,028
North Carolina	248	—	—	153	95	248

Total Primary Residential Communities	6,794	1,673	1,527	1,746	1,848	5,121

Total Principal Communities	21,584	5,799	2,596	3,762	9,427	15,785

Commercial & Industrial	—	—	—	—	—	—	1,682

Not Actively Building or Developing
Platted Scattered Lots	4,812	3,545	748	488	31	1,267

Unplatted Scattered Mixed-Use Raw Land	—	—	—	—	—	—	5,741

Total Not Actively Building or Developing	4,812	3,545	748	488	31	1,267	5,741

Land Held for Sale
Platted Residential	4,036	93	143	—	3,800	3,943
Unplatted Residential, Commerical or Industrial	—	—	—	—	—	—	175
Total Land Held for Sale	4,036	93	143	—	3,800	3,943	175

Grand Total	30,432	9,437	3,487	4,250	13,258	20,995	7,598

(1) Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.
(2) Closed lots are only shown for communities where we are actively building.
(3) Acres are reflected as gross acres and are not intended to represent net developable acres.
(4) Includes 1,528 lots that were obtained in the Royal Oak acquisition.

The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Operating income (loss):
Active adult communities:
Revenues:
Homebuilding	$14,332	$10,222
Amenity	2,017	1,784

Expenses:
Homebuilding	11,697	8,714
Homebuilding selling, general and administrative	3,005	2,118
Amenity	1,810	2,053

Net operating loss	$(163)	$(879)

Primary residential:
Revenues:
Homebuilding	$11,270	$9,933
Amenity	527	609

Expenses:
Homebuilding	9,947	8,173
Homebuilding selling, general and administrative	1,586	1,069
Amenity	575	638

Net operating (loss) income	$(311)	$662

Commercial and industrial and other land sales:
Revenues	$15,706	$2,305
Expenses	11,954	865
Net operating income	$3,752	$1,440

Other operations:
Revenues	$13	$257
Expenses	32	68
Net operating income	$(19)	$189

Operating income (loss)	$3,259	$1,412

Unallocated income (expenses):
Interest income	$103	$9
Equity income (loss) from unconsolidated entities	1	(63)
General and administrative expenses	(4,396)	(3,705)
Interest expense	(114)	(1,773)
Other real estate expenses, net	(486)	(639)
Loss from operations	$(1,633)	$(4,759)
Income tax expense	—	—
Net income attributable to non-controlling interests	(293)	—
Net loss attributable to AV Homes	$(1,926)	$(4,759)

Data from closings for the active adult and primary residential homebuilding segments for the three months ended March 31, 2014 and 2013 is summarized as follows:

Three Months Ended March 31,	Number of Units Closed	Revenues	Average Price Per Unit

2014
Active adult communities	56	$14,307	$255
Primary residential	44	11,243	$256
Total	100	$25,550	$256

2013
Active adult communities	39	$10,222	$262
Primary residential	42	9,933	$237
Total	81	$20,155	$249

Data from contracts signed for the active adult and primary residential homebuilding segments for the three months ended March 31, 2014 and 2013 is summarized as follows:

Three Months Ended March 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2014
Active adult communities	138	(13)	125	$31,697	$254
Primary residential	85	(10)	75	18,202	$243
Total	223	(23)	200	$49,899	$249

2013
Active adult communities	97	(13)	84	$19,038	$227
Primary residential	72	(21)	51	10,353	$203
Total	169	(34)	135	$29,391	$218

Backlog for the active adult and primary residential homebuilding segments as of March 31, 2014 and 2013 is summarized as follows:

As of March 31	Number of Backlog Units	Dollar Volume	Average Price Per Unit

2014
Active adult communities	196	$49,699	$254
Primary residential	192	47,537	$248
Total	388	$97,236	$251

2013
Active adult communities	108	$25,440	$236
Primary residential	131	27,713	$212
Total	239	$53,153	$222

The number of net housing contracts signed during the three months ended March 31, 2014 compared to the same period in 2013 increased 48%. The dollar value of housing contracts signed increased 70%. The year-over-year increase in volume of housing contracts signed for the three months ended March 31, 2014 indicates improved market conditions for both of our homebuilding segments as well as an increase in the number of selling communities from six to eight. Additionally, our average price per unit increased 12% and 20% for active adult and primary residential, respectively, adding to the increase in dollar value of housing contracts. During the three months ended March 31, 2014, cancellations of previously signed contracts totaled 23 compared to 34 during the three months ended March 31, 2013. As a percentage of the gross number of contracts signed, this represents 10% and 20%, respectively.
As of March 31, 2014 our inventory of unsold (speculative) homes, both completed and under construction, was 156 units, as compared to 60 units as of December 31, 2013. The increase in speculative homes is due to the increase in pace of sales, increased community count, and the improved housing environment compared to the prior year. As of March 31, 2014, approximately 20% of unsold homes were completed compared to approximately 22% as of December 31, 2013.
During the three months ended March 31, 2014 compared to the three months ended March 31, 2013, the number of homes closed increased by 23% and the related revenues increased by 27%. Our average sales price for homes closed during the three months ended March 31, 2014 increased to $256 compared to $249 for the three months ended March 31, 2013.
Net loss for the three months ended March 31, 2014 was $1,926 or $0.09 per basic and diluted share compared to $4,759 or a net loss of $0.38 per basic and diluted share for the three months ended March 31, 2013. The decrease in net loss for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to an increase in operating income from land sales and a decrease in interest expense.
The combined operating loss from active adult communities and primary residential homebuilding remained consistent year over year at $474 for the three months ended March 31, 2014 and $217 for the same period in 2013.
Revenues from active adult operations increased $4,343 or 36% for the three months ended March 31, 2014 compared to the same period in 2013. The increase in revenues is primarily attributable to 17 additional closings for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The average sales price on closings from active adult homebuilding operations during the three months ended March 31, 2014 was $255 compared to $262 during the same period in 2013.
The average gross margin on closings from active adult homebuilding operations during the three months ended March 31, 2014 was approximately 18% compared to approximately 15% during the same period in 2013. The increase in average gross margins is attributable to a change in the mix of homes closed and greater cost efficiencies due to value engineering. Capitalized interest included in cost of sales was $414 and $260 for the three months ended March 31, 2014 and 2013, respectively. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue remained flat at 21% for the three months ended March 31, 2014 and 2013.
Revenues from primary residential operations increased $1,255 or 12% for the three months ended March 31, 2014 compared to the same period in 2013. The increase in revenues is primarily attributable to two additional closings and an 8% increase in average sales price in the first quarter of 2014 as compared to the first quarter of 2013. The average sales price on closings from primary residential homebuilding operations for the three months ended March 31, 2014 was $256 compared to $237 for the same period in 2013.
The average gross margin on closings from primary residential homebuilding operations for the three months ended March 31, 2014 was approximately 14% compared to approximately 18% for the same period in 2013. The decrease in average gross margins in the first quarter of 2014 as compared to the first quarter of 2013 is attributable to a change in mix of homes closed as a higher proportion of homes closed in the first quarter of 2013 had a reduced cost basis and home prices increased at a more rapid rate in the first quarter of 2013 compared to the first quarter of 2014. Capitalized interest included in cost of sales was $163 and $170 for the three months ended March 31, 2014 and 2013, respectively. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue increased to 14% for the three months ended March 31, 2014 compared to 11% for the same period in 2013.
Revenues and expenses from commercial and industrial and other land sales were $15,706 and $11,954, respectively, in the three months ended March 31, 2014, resulting in net income of $3,752. This activity was primarily due to the sale of land in Arizona for a mid rise residential project. Revenues and expenses from commercial and industrial and other land sales were $2,305 and $865, respectively, in the three months ended March 31, 2013, resulting in net income of $1,440.
Revenues from other operations decreased $244 or 95% for the three months ended March 31, 2014 compared to the same period in 2013. Expenses from other operations decreased $36 or 53% for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in revenues and expenses is primarily attributable to decreased leasing activities in the first quarter of 2014 as compared to the first quarter of 2013 as a result of the sale of certain properties.
General and administrative expenses were $4,396 for the three months ended March 31, 2014 compared to $3,705 for the same period in 2013 and decreased as a percentage of revenue to 10% from 15% as a result of containing our costs with the increase in revenue.
Interest expense decreased $1,659 or 94% for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in interest expense is primarily attributable to an increase in the amount of interest we capitalized to land under development and homes under construction in the first quarter of 2014 as compared to the same period in 2013. Interest costs incurred, prior to capitalization, remained consistent with the prior year at $2,331.
Other real estate expenses, net, represented by real estate taxes, property maintenance and miscellaneous income not allocable to specific operations, decreased by $153 or 24% for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in other real estate expenses for the three months ended March 31, 2014 is primarily attributable to a decrease in land carrying costs as we have divested non-core assets in the past year.
In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2014, we recognized an increase of $732 in the valuation allowance. As of March 31, 2014, our deferred tax asset valuation allowance was $130,964. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of March 31, 2014, our cash and cash equivalents totaled $56,932 compared to $144,727 as of December 31, 2013.  As of March 31, 2014 and December 31, 2013, total consolidated indebtedness was $105,383 and $105,402, respectively. Additionally, as of March 31, 2014, we had $8,115 in restricted cash, of which $3,625 is held to collateralize outstanding letters of credit, as compared to $3,956 in restricted cash as of December 31, 2013.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the three months ended March 31, 2014, net cash used in operating activities amounted to $22,818 primarily to investments in land, land development and home construction, partially offset by the sale of land holdings.  Net cash used by investing activities amounted to $64,994 due to the purchase of Royal Oak. Net cash provided by financing activities was $17.

For the three months ended March 31, 2013, net cash used in operating activities amounted to $8,336, primarily to fund our operating losses, development, and home construction. Net cash used in investing activities amounted to $462, primarily due to investments in property and equipment. Net cash provided by financing activities was $70, primarily attributable to contributions from joint venture partners, offset in part by the payment of withholding taxes related to restricted stock.

Off Balance Sheet Arrangements

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of March 31, 2014, we had outstanding performance bonds of approximately $19,924. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial and other land, and the revolving line of credit will provide sufficient liquidity to fund our business for 2014.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during the three months ended March 31, 2014. For additional information regarding AV Homes' critical accounting policies, refer to Item 7 Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the three months ended March 31, 2014. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.
Special notes concerning forward-looking statements
Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the stability of certain financial markets; disruption of the credit markets and reduced availability and more stringent financing requirements for commercial and residential mortgages of all types; the number of investor and speculator resale homes for sale and homes in foreclosure in our communities and in the geographic areas in which we develop and sell homes; the increased level of unemployment; the decline in net worth and/or of income of potential buyers; the decline in consumer confidence; the failure to successfully implement our business strategy (including our intentions to focus primarily on the development of active adult communities in the future); shifts in demographic trends affecting demand for active adult and primary housing; the level of immigration and migration into the areas in which we conduct real estate activities; our access to financing; construction defect and home warranty claims; changes in, or the failure or inability to comply with, government regulations; the failure to successfully integrate acquisitions into our business, including our acquisition of Royal Oak Homes, LLC and other factors as are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. EXHIBITS

2.1	*1
Asset Purchase Agreement, dated March 13, 2014, by and among AV Homes, Inc., AVH Acquisition, LLC, Royal Oak Homes, LLC, Sam of Heathrow, LLC, William Colby Franks, Andrew J. Orosz, J. Matthew Orosz, Jody L. Orosz, as trustee of the Jody L. Orosz Family Trust dated February 18, 2004, Stephen W. Orosz, and William S. Orosz, Jr., as trustee of the William S. Orosz, Jr. Family Trust dated February 18, 2004 (filed as Exhibit 10.1 to Form 8-K filed on March 14, 2014 (File No. 1-7395), incorporated herein by reference).

2.2	*1
Hanover Agreement, dated March 13, 2014, by and between William S. Orosz, Jr, Hanover Land Company, LLC, Hanover Aldea Reserve, LLC, Hanover Avalon Reserve, LLC, Hanover Barrington Estates, LLC, Hanover Black Lake, LLC, Hanover Emerald Lake, LLC, Hanover Hammock Trails I, LLC, Hanover Marbella, LLC, Pines at Lake Apopka, LLC, Spring Ridge Estates, LLC, Blue Lake Estates, LLC, AVH Acquisition, LLC, and AV Homes, Inc. (filed as Exhibit 10.2 to Form 8-K filed on March 14, 2014 (File No. 1-7395), incorporated herein by reference).

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

3.3	*	Amended and Restated By-Laws (filed as Exhibit 3.2 to Form 8-K filed on April 11, 2014 (File No. 1-7395), and incorporated herein by reference).
3.4	*
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

10.1	*
Employment Agreement, dated as of February 5, 2014, by and among AV Homes, Inc. and Roger Cregg (filed as Exhibit 10.40 to Form 10-K for the year ended December 31, 2013 (File No. 1-7395), and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2	Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1)	Excludes exhibits and schedules, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AV HOMES, INC.

Date:	May 8, 2014	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2014	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)