Form 10-Q
period 2014-06-30
AV Homes, Inc.
filed 2014-08-04
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended June 30, 2014.

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

As of July 24, 2014, there were 22,094,133 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($000's omitted)

	June 30,	December 31,
	2014	2013
Assets	(unaudited)
Cash and cash equivalents	$212,709	$144,727
Restricted cash	11,348	3,956
Land and other inventories	338,014	240,078
Receivables, net	2,552	3,893
Property and equipment, net	37,070	37,844
Investments in unconsolidated entities	14,610	1,230
Prepaid expenses and other assets	21,420	11,138
Assets held for sale	12,243	23,862
Goodwill	5,976	—
Total Assets	$655,942	$466,728

Liabilities and Equity

Liabilities
Accounts payable	$17,495	$9,757
Accrued and other liabilities	16,165	14,280
Customer deposits and deferred revenues	5,584	2,323
Estimated development liability for sold land	33,201	33,232
Notes payable	299,981	105,402
Total Liabilities	372,426	164,994

Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 22,191,500 shares outstanding at June 30, 2014
22,097,252 shares outstanding at December 31, 2013	22,191	22,097
Additional paid-in capital	395,698	394,504
Accumulated deficit	(131,354)	(127,481)
	286,535	289,120
Treasury stock: at cost, 110,874 shares at June 30, 2014 and December 31, 2013	(3,019)	(3,019)
Total AV Homes stockholders’ equity	283,516	286,101
Non-controlling interests	—	15,633
Total Equity	283,516	301,734
Total Liabilities and Equity	$655,942	$466,728

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
($000's omitted, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Real estate revenues
Homebuilding and amenity	$50,855	$22,705	$79,001	$45,253
Land sales	520	6,577	16,226	8,882
Other real estate	72	181	85	438
Total real estate revenues	51,447	29,463	95,312	54,573

Expenses
Real estate expenses
Homebuilding and amenity	49,380	23,025	78,009	45,790
Land sales	294	4,392	12,238	5,257
Other real estate	238	692	759	1,399
Total real estate expenses	49,912	28,109	91,006	52,446
Impairment charges	—	45	—	45
General and administrative expenses	3,852	4,292	8,248	7,997
Interest income and other	(70)	(93)	(173)	(102)
Interest expense	—	1,763	111	3,536
Total expenses	53,694	34,116	99,192	63,922
Equity in earnings (loss) from unconsolidated entities	(6)	(15)	(5)	(78)
Loss before income taxes	(2,253)	(4,668)	(3,885)	(9,427)
Income tax (expense) benefit	—	—	—	—
Net loss and comprehensive loss	(2,253)	(4,668)	(3,885)	(9,427)
Net income (loss) attributable to non-controlling interests in consolidated entities	36	—	329	—
Net loss and comprehensive loss attributable to AV Homes stockholders	$(2,289)	$(4,668)	$(4,214)	$(9,427)
Basic and Diluted Loss Per Share	$(0.10)	$(0.36)	$(0.19)	$(0.74)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($000's omitted)
 (unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss (including net gain or loss attributable to non-controlling interests)	$(3,885)	$(9,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,602	1,344
Amortization of stock-based compensation	1,236	615
Impairment of land and other inventories	—	45
Equity loss from unconsolidated entities	5	78
Loss from disposal of assets	—	22
Changes in operating assets and liabilities:
Restricted cash	(7,392)	(43)
Receivables, net	1,341	(83)
Land and other inventories	(66,431)	(17,087)
Assets held for sale	11,619	9,166
Prepaid expenses and other assets	(1,468)	372
Accounts payable, estimated development liability, and accrued and other liabilities	7,781	1,395
Customer deposits and deferred revenues	2,407	1,668
NET CASH USED IN OPERATING ACTIVITIES	(53,185)	(11,935)

INVESTING ACTIVITIES
Investment in property and equipment	(409)	(764)
Proceeds from sales of property and equipment	12	—
Acquisition of Royal Oak Homes	(64,794)	—
Investment in unconsolidated entities	—	(95)
Return of capital from unconsolidated entities	33	—
NET CASH USED IN INVESTING ACTIVITIES	(65,158)	(859)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	—	35,805
Net proceeds from issuance of preferred shares	—	93,206
Gross proceeds from issuance of 8.5% Notes	200,000	—
Debt issuance costs	(8,297)	—
Principal payments of 4.50% Notes	(5,421)	—
Contributions from consolidated joint venture partner	193	401
Payment of withholding taxes related to restricted stock and units withheld	(150)	(34)
NET CASH PROVIDED BY FINANCING ACTIVITIES	186,325	129,378

INCREASE IN CASH AND CASH EQUIVALENTS	67,982	116,584
Cash and cash equivalents at beginning of period	144,727	79,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$212,709	$196,399

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
June 30, 2014
($000's omitted, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes at June 30, 2014 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of June 30, 2014, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $11,348 and $3,956 as of June 30, 2014 and December 31, 2013, respectively.  The balance as of June 30, 2014 is comprised primarily of $7,682 on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility, $3,136 in land escrow accounts and $311 of housing deposits from customers that will become available when the housing contracts close.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the three and six months ended June 30, 2014 our impairment assessment resulted in no impairment charges. During the three and six months ended June 30, 2013 our impairment assessment resulted in impairment charges of $45.

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

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three and six months ended June 30, 2014 and 2013, we did not identify indicators of impairments for Property and Equipment. During 2013, management changed its plans to sell certain assets, resulting in the reclassification of these assets from assets held for sale to Property and Equipment. There was no change in the carrying value in these assets due to this reclassification.

Assets Held for Sale

We classify assets held for sale in accordance with the criteria set forth in ASC 360. We continue to opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. Under this plan, assets that meet the criteria above are classified as held for sale.
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
      During the six months ended June 30, 2014, we sold assets held for sale with a carrying value of $12,024 for cash proceeds of $15,126. Included in this was the sale of a multi-family property in Arizona to a related party for $13,850 for a gain of $2,315.

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

Non-Controlling Interest

At December 31, 2013 we consolidated an investment in a LLC where AV Homes was determined to be the primary beneficiary due to a related party affiliation. Therefore, the LLC's financial statements were consolidated in our financial statements and the other partner’s equity in the LLC was recorded as non-controlling interest as a component of consolidated equity.   At June 30, 2014, we were no longer considered the primary beneficiary of this LLC due to a discontinuation of the related party affiliation and therefore deconsolidated this LLC, in accordance with ASC 810, Consolidation. At June 30, 2014 and December 31, 2013, non-controlling interest was $0 and $15,633, respectively.

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

Revenues

In accordance with ASC 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from land sales are recognized in full at closing, provided the buyer's initial and continuing investment is adequate, any financing is considered collectible and there is no significant continuing involvement. Sales incentives are included in Real estate revenue-Homebuilding in the accompanying consolidated statements of operations and comprehensive income (loss).

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

During the three and six months ended June 30, 2014 and 2013, changes in the warranty reserve consist of the following:

	Three Months		Six Months
	2014	2013	2014	2013
Accrued warranty reserve, beginning of period	$833	$453	$638	$549
Estimated warranty expense	84	147	467	255
Amounts charged against warranty reserve	(111)	(103)	(299)	(307)
Accrued warranty reserve, end of period	$806	$497	$806	$497

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the six months ended June 30, 2014, we recognized an increase of $1,641 in the valuation allowance.  As of June 30, 2014, our deferred tax asset valuation allowance was $131,873.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

As of June 30, 2014, an aggregate of 1,050,722 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 810,020 options, restricted stock units and stock units granted. There were 240,702 shares available for grant at June 30, 2014.

As of June 30, 2014, there was $2,263 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.67 years.

As of June 30, 2014, there was $4,154 of unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted-average period of 2.1 years.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted loss per share for the three and six months ended June 30, 2014 and 2013 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic earnings per share includes the cancellation of 0 shares and 7,870 shares of common stock and the issuance of 16,540 and 35,603 shares of common stock for the three and six months ended June 30, 2014, respectively, and the cancellation of 0 shares and 2,364 shares of common stock and the issuance of 2,559,833 and 2,565,607 shares of common stock for the three and six months ended June 30, 2013, respectively. In accordance with ASC 260, Earnings Per Share, non-vested restricted shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Numerator:
Basic and diluted loss per share – net loss	$(2,289)	$(4,668)	$(4,214)	$(9,427)

Denominator:
Basic and diluted weighted average shares outstanding	21,940,284	12,993,514	21,935,097	12,824,927

Basic and diluted loss per share	$(0.10)	$(0.36)	$(0.19)	$(0.74)

Comprehensive Income (Loss)

Net loss and comprehensive loss are the same for the three and six months ended June 30, 2014 and 2013.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for the Company for fiscal and interim periods beginning January 1, 2017 and early application is not permitted. We are currently evaluating the impact that the standard will have on our financial condition, results of operations, cash flows, and disclosures.
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

("ASU 2013-11"). This update will require companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU 2013-11 was effective for our interim and annual periods beginning January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position or results of operations.
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

We acquired substantially all of the assets of Royal Oak, including all of its real estate, land acquisition agreements and permits, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Royal Oak, including the liabilities and obligations relating to the acquired contracts but excluding certain home warranty obligations relating to homes sold by Royal Oak prior to the acquisition. We will, however, provide warranty administrative services of up to $150 per home with respect to these home warranty obligations for the two years following the closing of the acquisition.
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

The Company determined the fair value of inventory on a lot-by-lot basis primarily using a combination of market comparable land transactions, where available, and discounted cash flow models, and independent appraisals were also utilized in certain instances. These estimated cash flows are significantly impacted by estimates related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities.
The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. The $614 of acquired intangible assets relates to trade names that will generally be amortized over three years. Amortization expense for these assets totaled $56 and $69 for the three and six months ended June 30, 2014, respectively, which is included in the consolidated statements of operations within homebuilding expense.
The Company has completed its preliminary analysis of its business combination accounting as of June 30, 2014. As of August 4, 2014, the Company had not received final valuations from certain independent valuation specialists, including the valuation of acquired property and equipment. Additionally, the Company had not completed its final review of the valuation of acquired inventory, and certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.

Transaction and integration costs
Transaction and integration costs directly related to the Royal Oak acquisition, including legal, accounting and broker fees, totaled $129 and $1,020 for the three and six months ended June 30, 2014, respectively, the majority of which are included in the consolidated statements of operations within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.
Goodwill
As of the acquisition date, goodwill includes the expected economic value attributable to Royal Oak’s assembled workforce. The acquisition provides increased scale and presence in an existing market with immediate revenue opportunities through an established backlog.

Supplemental pro forma information
The following represents pro forma operating results as if Royal Oak had been included in the Company’s consolidated statements of operations as of the beginning of the fiscal years presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$51,447	$44,589	$108,448	$78,813
Net income (loss)	(2,289)	(2,491)	(2,095)	(5,973)
Loss per common share - basic and diluted	$(0.10)	$(0.19)	$(0.10)	$(0.47)
The supplemental pro forma operating results have been determined after adjusting the operating results of Royal Oak to reflect additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied as of January 1, 2014 and 2013. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. These results may not be indicative of future operating results.

Note 3 - Land and Other Inventories

Land and Other Inventories consist of the following:

	June 30, 2014	December 31, 2013
Active Adult
Land developed and in process of development	$65,372	$57,138
Land held for future development or sale	33,120	58,423
Homes completed or under construction	47,953	25,478
Total Active Adult	146,445	141,039

Primary Residential
Land developed and in process of development	135,668	77,983
Homes completed or under construction	46,676	11,013
Total Primary Residential	182,344	88,996

Land developed and in process of development-Other	9,225	10,043
	$338,014	$240,078

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

The following table represents interest incurred, interest capitalized, and interest expense for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
	2014	2013	2014	2013
Interest incurred	$2,356	$2,326	$4,687	$4,650
Interest capitalized	(2,356)	(563)	(4,576)	(1,114)
Interest expense	$—	$1,763	$111	$3,536

Note 4 - Investments in Partnerships and LLCs

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest or be the primary beneficiary. We determine the method for accounting for our investment at inception or upon a reconsideration event.

Consolidated Investments

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58.2% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was acquired in November 2012 and is distributed to the partners at cost, once certain entitlements and development activities are completed. On May 14, 2014 EM 646 distributed $7,085 of developed land to AV Homes.

As of June 30, 2014 and December 31, 2013, our consolidated balance sheets include $13,418 and $33,997, respectively, in land inventory owned by EM 646, included in Investments in unconsolidated entities and Land and other inventories, respectively. As of June 30, 2014, we were no longer considered the primary beneficiary of EM 646 and therefore deconsolidated this entity. The decrease from December 31, 2013 to June 30, 2014 is due to the distribution of a portion of the land out of the joint venture to the partners and to the aforementioned deconsolidation of the entity from our financial statements. The investment in EM 646 is accounted for as an equity method investment as of June 30, 2014.

We and our equity partners make capital contributions to the entity on a pro rata basis. The obligation to make such capital contributions is governed by the entity’s operating agreement.

As of June 30, 2014, this entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Equity Method Investments

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement. We made contributions totaling $0 and $95 to our unconsolidated entities during the six months ended June 30, 2014 and 2013, respectively. The balance of our investments in unconsolidated entities was $14,610 and $1,230 at June 30, 2014 and December 31, 2013, respectively. The increase is due to the Company no longer being considered the primary beneficiary, resulting in the EM 646 entity being unconsolidated at June 30, 2014.

Note 5 - Debt

Our notes payable are summarized as follows:

	June 30, 2014	December 31, 2013
4.50% Convertible Notes due 2024 (a)	—	$5,402
7.50% Senior Convertible Notes due 2016	$55,481	55,500
7.50% Senior Exchange Convertible Notes due 2016	44,500	44,500
8.50% Senior Notes due 2019	200,000	—

(a) These Notes were tendered and repaid on April 1, 2014.

We made interest payments of $3,871 and $4,057 for the six months ended June 30, 2014 and 2013, respectively.

8.50% Senior Notes due 2019
On June 30, 2014, we completed an underwritten offering for $200,000 aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Notes”). The 8.50% Notes mature on July 1, 2019 unless earlier converted, redeemed or repurchased.
Interest : Interest on the 8.50% Notes is 8.50% per year, payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015.
Optional redemption : The 8.50% Notes will be redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

•
At any time prior to July 1, 2016, we may redeem up to 35% of the original principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 108.500% of the principal amount of the notes, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

•
At any time prior to July 1, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount of the notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

•
On or after July 1, 2016, the Company may, at its option, redeem the Notes, in whole or in part, at any time and from time to time, at the following redemption prices (expressed in percentages of the principal amount thereof), plus accrued and unpaid interest, if any, to but excluding the redemption date (subject to the right of
Holders of record on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date), if redeemed during the 12-month period beginning on July 1 of each year indicated below:
Year Percentage
2016 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .106.375%
2017 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .103.188%
2018 and thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 100.000%
Financial covenants: The indenture will limit our ability to enter into and execute certain business transactions and agreements.
Exchange offer; registration rights: In connection with the issuance of the notes, we entered into an agreement with the initial purchasers obligating us to file a registration statement with the SEC within 360 days so that the initial purchasers can:

•	exchange the notes for registered notes having substantially the same terms as the notes and evidencing the same indebtedness as the notes

•	exchange the related note guarantees for registered guarantees having substantially the same terms as the original note guarantees.
We have assessed the 8.50% Notes and concluded that the impact of any embedded derivative features are not material as of June 30, 2014.
Senior Secured Credit Facility
On April 7, 2014, we entered into a senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer. The other lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG.
The senior secured credit facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $65,000, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175,000. The senior secured credit facility also includes a swing line loan facility in an aggregate principal amount of up to $30,000. The maximum amount available under the senior secured credit facility is limited to 100% of cash maintained in a borrowing base account, to the extent it exceeds the interest reserve, escrowed deposits and funds payable to us following the sale of real property, plus the following, subject to certain limitations:

•	85% of the appraised value of our real property that is under contract or under construction and is or is planned to be single-family residential housing units or model homes; plus

•	65% of the appraised value of our finished lots and lots under development; plus

•	50% of the appraised value of our entitled lands that are not finished lots or lots under development.
To be included in this borrowing base, the real property must be owned by us or one of our subsidiaries that guaranties the senior credit facility and it must be appraised, pledged as collateral and meet certain other criteria. At June 30, 2014, we had qualified assets in the borrowing base of $62,000 and no borrowings outstanding.

Note 6 - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Rio Rico and Poinciana for more than 8,000 home sites previously sold, in most cases prior to 1980, and is summarized as follows:

	June 30, 2014	December 31, 2013
Gross estimated unexpended costs	$36,086	$36,117
Less costs relating to unsold home sites	(2,885)	(2,885)
Estimated development liability for sold land	$33,201	$33,232

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. We recorded charges associated with these obligations of $0 and $10 during the three months ended June 30, 2014 and 2013, respectively, and $0 and $29 during the six months ended June 30, 2014 and 2013, respectively. Cash expenditures associated with these obligations were $23 and $10 during three months ended June 30, 2014 and 2013, respectively, and $31 and $20, during six months ended June 30, 2014 and 2013, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

Note 7 - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, we believe it is probable, in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $0 and $275, which have been accrued in the accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. The decrease from December 31, 2013 is due to a settlement that was paid in the six month period ending June 30, 2014. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position or results of operations.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2014, we had outstanding performance bonds of approximately $22,820. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note 8 - Segments

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

The following table summarizes our information for reportable segments for the three and six months ended June 30, 2014 and 2013:

	Three Months		Six Months
Revenues:	2014	2013	2014	2013
Segment revenues
Active adult communities	$27,593	$10,156	$43,942	$22,162
Primary residential	$23,262	12,549	35,059	23,091
Commercial, industrial, or other land sales	$520	6,577	16,226	8,882
Other operations	$72	181	85	438
Total Revenues	51,447	29,463	95,312	54,573

Operating income (loss):
Segment operating income (loss)
Active adult communities	$1,176	$(1,554)	$1,004	$(2,433)
Primary residential	$299	1,189	(12)	1,851
Commercial, industrial, or other land sales	$226	2,185	3,988	3,625
Other operations	$59	66	40	254
	1,760	1,886	5,020	3,297
Unallocated income (expenses)
Interest income and other	70	93	173	102
Equity loss from unconsolidated entities	(6)	(15)	(5)	(78)
Net gain attributable to non-controlling interests	(36)	—	(329)	—
General and administrative expenses	(3,852)	(4,292)	(8,248)	(7,997)
Interest expense	—	(1,763)	(111)	(3,536)
Other real estate expenses	(225)	(577)	(714)	(1,215)
Loss attributable to AV Homes	$(2,289)	$(4,668)	$(4,214)	$(9,427)

Note 9 - Fair Value Disclosures

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

The carrying amounts and fair values of our financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
4.50% Notes	$—	$—	$5,402	$5,425
7.50% Notes and 7.50% Exchange Notes	$99,981	$106,009	$100,000	$111,775
8.50% Senior Notes	$200,000	200,000	$—	$—

In estimating the fair value of financial instruments, we used the following methods and assumptions:

7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes: At June 30, 2014 and December 31, 2013, the fair value of the 7.50% Notes, 7.50% Exchange Notes, and the 4.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Note 10 - Subsequent Event

On July 31, 2014 we closed on an agreement to sell one of our non-core assets in Florida for approximately $11,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($000's omitted, except share and per share data)

Executive Overview
We are engaged in the business of homebuilding, community development and the sale for third-party development of land in Florida, Arizona and North Carolina. We also engage to a limited degree in other real estate activities, such as the operation of amenities. We manage our business through three reportable segments:
• the development, sale and management of active adult communities;
• the development and sale of primary residential communities; and
• the sale of commercial, industrial or other land.

For the three months ended June 30, 2014, we derived 54% of our revenues from active adult, 45% of our revenues from primary residential, and 1% of our revenues from the commercial, industrial and other land segments, respectively. For the six months ended June 30, 2014, we derived 46% of our revenues from active adult, 37% of our revenues from primary residential and 17% of our revenues from commercial, industrial and other land segments, respectively.

Our primary business is the development of land and the construction and sale of primary residences for people of all ages, including active adults. Our current homebuilding sales activities include existing locations in Florida, Arizona and North Carolina, with additional communities in the pipeline for each state. While we have historically generated more than half of our homebuilding revenues from our active adult community segment, we have invested and intend to continue to invest in our primary residential community segment in order to provide us with a diversified and well-balanced portfolio. We generate a smaller portion of our revenues from the sale of land from our portfolio of legacy land holdings that we sell in favorable market conditions. While we have in the past acquired land with the intention to resell to developers and other third parties, we now purchase land for the purpose of developing communities and will opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets, that are in excess of our needed supply in a given market.

Solivita and Vitalia at Tradition, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, currently serve as our flagship communities as we pursue the active adult segment. In addition, we are adding active adult communities in Raleigh-Durham, North Carolina and Mesa, Arizona, named Creekside at Bethpage and Encore at Eastmark, respectively. These communities will broaden our geographic footprint and product offering, and should provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

Our current selling community count includes 18 locations, 14 in Florida and four in Arizona, with additional communities in the pipeline for both states and North Carolina. Our current closing community count include 14 locations, 12 in Florida and two in Arizona, with additional communities in the pipeline for both states and North Carolina.

The primary residential market is a segment that we continue to invest in to create a more diversified portfolio that mitigates cyclical impact over time. In the second half of 2013, we acquired over 800 lots in five new communities in the Phoenix market and expect to begin home sales and construction on these lots in late 2014 along with current building in our existing communities in the Phoenix market. Additionally, we are building out our existing communities in Central Florida and our lot positions within the newly acquired Royal Oak Homes and are expanding into a new market in North Carolina. Replacement lot positions may require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

Factors affecting our results of operations

Our business is significantly influenced by a number of factors that affect our revenues, costs and capital expenditures, including those described below. In managing our business and the influence of these factors, we track several key operating metrics described below. This discussion includes forward-looking statements that are based on our current expectations. See ‘‘Risk factors’’ and ‘‘Cautionary statement regarding forward-looking statements.’’

Revenue factors

General market conditions. Demand for housing in the United States is driven by a variety of factors including, among other things population growth, household income, mortgage rates, affordability, consumer confidence and employment levels. The supply of available housing varies from time to time based on a number of factors, including, among other things, home starts, inventories of existing homes available for sale and activities of speculative investors. Various housing indices have shown significant improvement in recent periods, with a downturn in the first quarter of 2014 as compared to the fourth quarter of 2013, that we believe was primarily driven by inclement weather in the northeastern United States. New home sales experienced volatility in the second half of 2013 as consumers adjusted to higher home prices and an increase in mortgage interest rates. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new home sales remain low compared with historical levels. We believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

Demographic trends. As a substantial part of our business focuses on the active adult population, demographic trends have an impact on our results of operations. We believe that we will benefit from the longterm growth in demand for active adult communities as a result of the Baby Boomer generation entering their retirement years.

Cost factors

Subcontractors. Substantially all of our construction work is done by third-party subcontractors with our company acting as the general contractor. Our costs of using subcontractors is significantly influenced by the cost and availability of skilled labor in the markets where we operate.

Raw materials. We use drywall, cement, steel, lumber, and insulation, among other things, in the construction of our homes. Our subcontractors contract with third parties for these raw materials. From time to time, there may be shortages in these raw materials during periods of strong demand for housing that could cause delays in and increase our costs of home construction, which in turn could negatively affect our operating results.

Homebuilding expenses. Selling, general and administrative expenses are included in Homebuilding Expenses and are comprised of expenses not directly associated with the acquisition of lots and construction of homes, such as advertising, expenses associated with operating model homes, and salaries and commissions of sales personnel.

Corporate expenses. Corporate general and administrative expenses are included in General and Administrative Expenses and include costs associated with our executive, marketing, finance, accounting, legal, information services and human resources functions at the corporate level.

Other factors

Inflation. We may be adversely affected during periods of inflation because of higher land and construction costs. Inflation may also increase our financing costs. While we attempt to pass on to our customers increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins and net income could be adversely affected.

Working capital. Our business is capital intensive and requires or may require expenditures for land and infrastructure development, housing construction, funding of operating deficits, real estate taxes, HOA deficits and interest expense, as well as potential new acquisitions of real estate and real estate–related assets. We manage our inventory levels through monitoring land development and home starts. We believe our efforts to opportunistically sell land that we have decided not to develop will help reduce and diversify land holdings and associated carrying costs.

Key operating metrics

Contracts signed. Net contracts signed for a given period represents the number of contracts we have entered into with homebuyers for the purchase and sale of homes, less the number of contracts that were cancelled in the same period. We consider a home sales contract cancelled when the customer terminates the contract.

Home starts. Home starts is the number of new homes on which we have started construction in a given period. Home starts are monitored by management in order to minimize the time between contract signing and closing.

Closings. Closings represents the number of home sales closed in the period. We recognize revenue equal to the sales price of a home when the sales are closed and title passes to the purchasers.

Backlog. Backlog is the number of homes we are building that are under contract for sale that have not closed as of the end of the period being presented. The dollar value of backlog is the revenue anticipated to be realized at closing equal to the purchase price provided in the applicable contract. Backlog is an important indicator of home closings and homebuilding revenues in future periods.

Average sales price. Average sales price represents total revenue for a given period divided by the number of closings for such period.

Seasonality

Our quarterly operating results generally fluctuate by season. We typically experience the highest new home order activity in the winter and spring months, although new order activity is also highly dependent on the number of actively selling communities and the timing of new community openings and closings as well as other market factors. We may experience higher liquidity demands during the first half of the calendar year as we incur the costs associated with new construction resulting from the increased sales volume. If, due to construction delays or other reasons, we are unable to deliver our expected number of homes in the second half of the calendar year, our full year results of operations may be adversely affected.

The following table provides a comparison of certain financial data related to our operations for the three and six months ended June 30, 2014:

	Three Months		Six Months
	2014	2013	2014	2013
Operating income (loss):
Active adult communities
Revenues
Homebuilding	$25,687	$8,385	$40,019	$18,606
Amenity	1,906	1,771	3,923	3,556
Expenses
Homebuilding	20,506	6,964	31,647	15,215
Homebuilding Selling, General and Administrative	3,903	2,692	7,473	5,273
Amenity	2,008	2,054	3,818	4,107
Segment operating income (loss)	1,176	(1,554)	1,004	(2,433)

Primary residential
Revenues
Homebuilding	22,738	11,739	34,008	21,672
Amenity	524	810	1,051	1,419
Expenses
Homebuilding	19,123	8,934	28,560	16,630
Homebuilding Selling, General and Administrative	3,372	1,677	5,468	3,223
Amenity	468	749	1,043	1,387
Segment operating income (loss)	299	1,189	(12)	1,851

Commercial and industrial and other land sales
Revenues	520	6,577	16,226	8,882
Expenses	294	4,392	12,238	5,257
Segment operating income	226	2,185	3,988	3,625

Other operations
Revenues	72	181	85	438
Expenses	13	115	45	184
Segment operating income	59	66	40	254

Operating income	1,760	1,886	5,020	3,297

Unallocated income (expenses):
Interest income and other	70	93	173	102
Equity loss from unconsolidated entities	(6)	(15)	(5)	(78)
Corporate general and administrative expenses	(3,852)	(4,292)	(8,248)	(7,997)
Interest expense	—	(1,763)	(111)	(3,536)
Other real estate expenses	(225)	(577)	(714)	(1,215)
Loss before income taxes	(2,253)	(4,668)	(3,885)	(9,427)
Income tax expense	—	—	—	—
Net income attributable to non-controlling interests	$(36)	$—	$(329)	$—
Net loss attributable to AV Homes	$(2,289)	$(4,668)	$(4,214)	$(9,427)

We reclassified commission expense in the table above from "Homebuilding" to "Homebuilding Selling, General and Administrative." Below is a summary of the amounts reclassed for the time periods presented:

	Three Months		Six Months
	2014	2013	2014	2013
Commission expense--Active Adult	$871	$297	$1,428	$759
Commission expense--Primary Residential	$952	$610	$1,462	$1,088

Data from closings for the active adult and primary residential homebuilding segments for the three and six months ended June 30, 2014 and 2013 is summarized as follows:

For the three months ended June 30,	Number of Units	Revenues	Average Price Per Unit
2014
Active adult communities	101	$25,636	$254
Primary residential	90	22,741	$253
Total	191	$48,377	$253
2013
Active adult communities	34	$8,385	$247
Primary residential	48	11,739	$245
Total	82	$20,124	$245

For the six months ended June 30,	Number of Units	Revenues	Average Price Per Unit
2014
Active adult communities	157	$39,943	$254
Primary residential	134	33,985	$254
Total	291	$73,928	$254
2013
Active adult communities	73	$18,606	$255
Primary residential	90	21,672	$241
Total	163	$40,278	$247

First Half 2014 Highlights

During the first half of 2014, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, as well as the acquisition of homebuilder operations, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the strong increase in the number of homes sold and closed, (iv) the sale of non-core asset positions, and (v) the successful completion of raising additional debt capital for continued growth and operational opportunities.

3 Months Ended June 30, 2014

Consolidated Results
Overall revenue increased by $21,984 or 75% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Homebuilding and amenity revenue increased by $28,150 or 124% compared to the second quarter of 2013, partially offset by a $6,057 decrease in land sales. The increase in homebuilding and amenity revenue was driven by a 133% in units closed and a 3% increase in th average sales price for homes sold. Land sales are highly variable from quarter to quarter and large fluctuations are not unexpected. Homebuilding and amenity expenses increased by $26,355 or 114%, consistent with the increase in revenue. The average gross margin on land sales during the three months ended June 30, 2014 was approximately 43% compared to approximately 33% during the same period in 2013.

Corporate general and administrative expenses decreased by $440 to $3,852 for the three months ended June 30, 2014 compared to the same period in 2013. As a percentage of total revenue, general and administrative expenses improved to 8% for the three months ended June 30, 2014 compared to 15% for the same period in 2013. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense decreased $1,763 or 100% for the three months ended June 30, 2014 compared to the same period in 2013. The decrease in interest expense is primarily attributable to an increase in the amount of interest we capitalized to land under development and homes under construction in the second quarter of 2014 as compared to the second quarter of 2013. Interest costs incurred, prior to capitalization, remained consistent with the prior year at $2,356 for 2014 as compared to $2,326 in the second quarter of 2013.

Net loss for the three months ended June 30, 2014 was $2,289 or $0.10 per share compared to $4,668 or $0.36 per share for the three months ended June 30, 2013.  The decrease in net loss for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to a decrease in operating loss, a decrease in interest expense, and a decrease in other real estate expenses.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased 140% from $20,124 to $48,377 for the three months ended June 30, 2014 compared to the same period in 2013 due to a 133% increase in closings and a 3% increase in average sales price. In the active adult segment, revenues increased $17,251 or 206% over the prior period driven by a 197% increase in units closed due to higher absorption at our three existing active adult communities, predominantly in Florida, and improved market conditions. The primary residential revenues increased $11,002 or 94% over the prior period due to a 88% increase in units closed due to an increase in the number of communities in which we had closings from four to 11 and improved market conditions.

Gross margin from combined home closings decreased by 300 basis points from 21% to 18% for the three months ended June 30, 2014 compared to the same period in 2013. Gross margin from active adult homebuilding increased by 300 basis points from 17% to 20% for the three months ended June 30, 2014 compared to the same period in 2013 due to improved market conditions. Gross margin from primary residential homebuilding decreased by 800 basis points from 24% to 16% for the three months ended June 30, 2014 compared to the same period in 2013 due primarily to the write-up to fair value of inventory acquired in the Royal Oak acquisition of $1,114, or 490 basis points. Additionally, the mix of homes sold in Arizona had a negative impact on margins as we closed out of higher margin communities in 2013 and are starting into newer communities which have lower initial margins. Capitalized interest included in cost of sales for the active adult and primary residential segments was $578 and $147, respectively, for the three months ended June 30, 2014 and was $194 and $227, respectively, for the same periods in 2013.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 15% for the three months ended June 30, 2014 from 22% for the same period in 2013, primarily driven by favorable cost leverage in the active adult segment. Homebuilding selling, general and administrative expenses for the active adult segment as a percentage of homebuilding revenue improved to 15% for the three months ended June 30, 2014 compared to 32% for the same period in 2013 due to the increased revenue, while we are containing our costs. Homebuilding selling, general and administrative expenses for the primary residential segment as a percentage of homebuilding revenue was 15% and 14% for the three month periods ended June 30, 2014 and 2013, respectively. Improvements in cost leverage from the increased revenue were offset by the costs incurred to start up new selling communities which are not yet generating revenue.

Amenity net loss for the three months ended June 30, 2014 and 2013 remained consistent at $46 and $222, respectively.

6 Months Ended June 30, 2014

Consolidated Results

Overall revenue increased by $40,739 or 75% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Homebuilding and amenity revenue increased by $33,748 or 75% compared to the first half of 2013. The increase in homebuilding and amenity revenue was driven by a 79% increase in units closed and a 3% increase in the average sales price for homes sold. Revenue from land sales increased by $7,344 or 83% during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily due to the sale of a multi-family property in Arizona to a related party for $13,850 for a gain of $2,315 in the first quarter of 2014. Homebuilding and amenity expenses increased by $32,219 or 70%, consistent with the increase in revenue. The average gross margin on land sales during the six months ended June 30, 2014 was approximately 25% compared to approximately 41% during the same period in 2013.

Corporate general and administrative expenses increased by $251 to $8,248 for the six months ended June 30, 2014 compared to the same period in 2013. As a percentage of total revenue, general and administrative expenses improved to 9% for the six months ended June 30, 2014 compared to 15% for the same period in 2013. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense decreased $3,425 or 97% for the six months ended June 30, 2014 compared to the same period in 2013. The decrease in interest expense is primarily attributable to an increase in the amount of interest we capitalized to land under development and homes under construction in the six months ended June 30, 2014 as compared to the same period in 2013. Interest costs incurred, prior to capitalization, remained consistent with the prior year at $4,687 for the six months ended June 30, 2014 as compared to the same period in 2013.

Net loss for the six months ended June 30, 2014 was $4,214 or $0.19 per share compared to $9,427 or $0.74 per share for the six months ended June 30, 2013.  The decrease in net loss for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a decrease in operating loss, a decrease in interest expense, and a decrease in other real estate expenses.

Homebuilding Operations

Homebuilding revenue increased 84% from $40,278 to $73,928 for the six months ended June 30, 2014 compared to the same period in 2013 due to a 79% increase in closings and a 3% in average sales price. In the active adult segment, revenues increased $21,413 or 115% over the prior period driven by a 115% increase in units closed due to higher absorption at our three existing active adult communities, predominantly in Florida, and improved market conditions. The primary residential revenues increased $12,336 or 57% over the prior period due to a 49% increase in units closed due to an increase in the number of communities in which we had closings from four to 11 and improved market conditions.

Gross margin from combined home closings decreased by 200 basis points from 21% to 19% for the six months ended June 30, 2014 compared to the same period in 2013. Gross margin from active adult homebuilding increased by 300 basis points from 18% to 21% for the six months ended June 30, 2014 compared to the same period in 2013 due to improved market conditions. Gross margin from primary residential homebuilding decreased by 700 basis points from 23% to 16% for the six months ended June 30, 2014 compared to the same period in 2013 due primarily to the write-up to fair value of inventory acquired in the Royal Oak acquisition of $1,396, or 410 basis points. Additionally, the mix of homes sold in Arizona had a negative impact on margins as we closed out of higher margin communities in 2013 and are starting into newer communities which have lower initial margins. Capitalized interest included in cost of sales for the active adult and primary residential segments was $992 and $310, respectively, for the six months ended June 30, 2014 and was $454 and $397, respectively, for the same period in 2013.

Combined homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 17% for the six months ended June 30, 2014 from 21% for the same period in 2013, primarily driven by favorable cost leverage in the active adult segment. Homebuilding selling, general and administrative expenses for the active adult segment as a percentage of homebuilding revenue improved to 19% for the six months ended June 30, 2014 compared to 28% for the same period in 2013 due to increased revenue, while containing our costs. Homebuilding selling, general and administrative expenses for the primary residential segment as a percentage of homebuilding revenue was 16 % and 15% for the six month periods ended June 30, 2014 and 2013, respectively. Improvements in cost leverage from the increased revenue were offset by the costs incurred to start up new selling communities which are not yet generating revenue.

Amenity net income (loss) for the six months ended June 30, 2014 improved to $113 from ($519) for the six months ended June 30, 2013.

Data from contracts signed for the active adult and primary residential homebuilding segments for the three and six months ended June 30, 2014 and 2013 is summarized as follows:

For the three months ended June 30,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2014
Active adult communities	145	(13)	132	$34,752	$263
Primary residential	164	(15)	149	37,785	$254
Total	309	(28)	281	$72,537	$258

2013
Active adult communities	102	(12)	90	$20,493	$228
Primary residential	52	(23)	29	8,648	$298
Total	154	(35)	119	$29,141	$245

For the six months ended June 30,
2014
Active adult communities	283	(26)	257	$67,743	$264
Primary residential	249	(25)	224	56,410	$252
Total	532	(51)	481	$124,153	$258

2013
Active adult communities	199	(25)	174	$39,531	$227
Primary residential	124	(44)	80	19,001	$238
Total	323	(69)	254	$58,532	$230

Backlog for the active adult and primary residential homebuilding segments as of June 30, 2014 and 2013 is summarized as follows:

As of June 30	Number of Backlog Units	Dollar Volume	Average Price Per Unit

2014
Active adult communities	227	$60,109	$265
Primary residential	253	63,541	$251
Total	480	$123,650	$258

2013
Active adult communities	164	$38,404	$234
Primary residential	112	24,765	$221
Total	276	$63,169	$229

The total number of net housing contracts signed during three months ended June 30, 2014 compared to the same period in 2013 increased by 162 or 136%. The dollar value of housing contracts signed increased by $43,397 or 149%. The increase in units and value were driven by improvements in both the active adult and primary residential segments. The number of net housing contracts signed for the active adult segment during three months ended June 30, 2014 increased by 42 or 47%, while the dollar value of housing contracts signed increased by $14,259 or 70%. The number of net housing contracts signed for the primary residential segment during three months ended June 30, 2014 increased by 120 or 414%, while the dollar value of housing contracts signed increased by $29,137 or 337% The increase reflects an increase in the number of selling communities from eight to 18 as well as improved market conditions for both of our homebuilding segments.

During the three months ended June 30, 2014 and 2013, cancellations of previously signed contracts totaled 28 compared to 35 during the three months ended June 30, 2013. As a percentage of the gross number of contracts signed, this represents 9% and 23% for the three months ended June 30, 2014 and 2013, respectively. The 2013 cancellation rate was higher due to one primary residential community in Florida that experienced higher than normal rates.
The total number of net housing contracts signed during six months ended June 30, 2014 compared to the same period in 2013 increased by 227 or 89%. The dollar value of housing contracts signed increased by $65,622 or 112%. The increase in units and value were driven by improvements in both the active adult and primary residential segments. The number of net housing contracts signed for the active adult segment during six months ended June 30, 2014 increased by 83 or 48%, while the dollar value of housing contracts signed increased by $28,212 or 71%. The number of net housing contracts signed for the primary residential segment during six months ended June 30, 2014 increased by 144 or 180%, while the dollar value of housing contracts signed increased by $37,410 or 197%. The increase reflects an increase in the number of selling communities from eight to 18 as well as improved market conditions for both of our homebuilding segments.
During the six months ended June 30, 2014 and 2013, cancellations of previously signed contracts totaled 51 compared to 69 during the six months ended June 30, 2013. As a percentage of the gross number of contracts signed, this represents 10% and 22% for the six months ended June 30, 2014 and 2013, respectively. The 2013 cancellation rate was higher due to one primary residential community in Florida, which closed out in 2013, that experienced higher than normal rates.
The backlog of housing contracts as of June 30, 2014 compared to June 30, 2013 increased by 204 or 74%, and the dollar value of backlog increased by $60,481 or 96%. The increase in both units and value of backlog were driven by both the active adult and primary residential sectors. The backlog of housing contracts in the active adult segment as of June 30, 2014 compared to June 30, 2013 increased by 63 or 38%, and the dollar value increased by $21,705 or 57%. The backlog of housing contracts in the primary residential segment as of June 30, 2014 compared to June 30, 2013 increased by 141 or 126%, and the dollar value increased by $38,776 or 157%.
As of June 30, 2014, our inventory of unsold (speculative) homes, both completed and under construction, was 191 units, as compared to 60 units as of December 31, 2013. The increase in speculative homes is due to increased community count, the increase in pace of sales, and the improved housing environment compared to the prior year. As of June 30, 2014, approximately 27% of unsold homes were completed compared to approximately 22% as of December 31, 2013.

The following is a breakdown of our land holdings as of June 30, 2014:

			Remaining Lots
	Total Lots (1)	Closed Lots (2)	Developed	Partially Developed	Raw	Total Remaining Lots	Total Acres (3)
Principal Communities
Active Adult Communities

Florida
Solivita	10,387	3,805	609	564	5,409	6,582
Vitalia at Tradition	1,144	200	155	351	438	944
	11,531	4,005	764	915	5,847	7,526	—

Arizona
CantaMia	1,696	222	204	196	1,074	1,474
Eastmark	905	—	—	905	—	905
	2,601	222	204	1,101	1,074	2,379

North Carolina
Bethpage	658	—	46	55	557	658

Total Active Adult Communities	14,790	4,227	1,014	2,071	7,478	10,563	—

Primary Residential Communities

Florida	5,695	1,617	1,886	1,294	898	4,078
Arizona	1,171	146	468	212	345	1,025
North Carolina	685	—	11	564	110	685

Total Primary Residential Communities	7,551	1,763	2,365	2,070	1,353	5,788

Total Principal Communities	22,341	5,990	3,379	4,141	8,831	16,351

Commercial & Industrial	—	—	—	—	—	—	1,615

Not Actively Building or Developing
Platted Scattered Lots	4,812	3,545	748	488	31	1,267
Unplatted Scattered Mixed-Use Raw Land	—	—	—	—	—	—	5,478

Total Not Actively Building or Developing	4,812	3,545	748	488	31	1,267	5,478

Land Held for Sale
Platted Residential	4,036	102	134	—	3,800	3,934
Unplatted Residential, Commerical or Industrial	—	—	—	—	—	—	175
Total Land Held for Sale	4,036	102	134	—	3,800	3,934	175

Grand Total	31,189	9,637	4,261	4,629	12,662	21,552	7,268

(1) Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.
(2) Closed lots are only shown for communities where we are actively building.
(3) Acres are reflected as gross acres and are not intended to represent net developable acres.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months and six months ended June 30, 2014, we recognized an increase of $909 and $1,641, respectively, in the valuation allowance. As of June 30, 2014, our deferred tax asset valuation allowance was $131,873. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of June 30, 2014, our cash and cash equivalents totaled $212,709 compared to $144,727 as of December 31, 2013.  As of June 30, 2014 and December 31, 2013, total consolidated indebtedness was $299,981 and $105,402, respectively. The increase in cash and debt balances at June 30, 2014 are due to issuance of the $200,000 8.50% Senior Notes in the second quarter of 2014. Additionally, as of June 30, 2014, we had $11,348 in restricted cash, of which $7,682 is held on deposit as an interest reserve to comply with the terms or our Senior Secured Credit Facility, $$3,136 in land escrow accounts and $311 of housing deposits from customers that will become available when the housing contracts close, as compared to $3,956 in restricted cash as of December 31, 2013.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the six months ended June 30, 2014, net cash used in operating activities amounted to $53,185 primarily to investments in land, land development and home construction, partially offset by the sale of land holdings.  Net cash used by investing activities amounted to $65,158 due to the purchase of Royal Oak. Net cash provided by financing activities was $186,325 due to the issuance of the 8.50% Senior Notes in the second quarter.

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

Off Balance Sheet Arrangements

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of June 30, 2014, we had outstanding performance bonds of approximately $22,820. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial and other land, and the revolving line of credit will provide sufficient liquidity to fund our business for 2014.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during six months ended June 30, 2014. For additional information regarding AV Homes' critical accounting policies, refer to Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the six months ended June 30, 2014. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. However, the below risks and uncertainties related to our recent issuance of 8.5% Notes and our entry into the Credit Agreement should be considered by stockholders and potential investors in addition to the risk factors contained within our 10-K for the year ended December 31, 2013.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations, including the notes offered hereby, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the revolving credit facility and the indenture that will govern the notes will restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the 7.5% Notes, the 7.5% Exchange Notes and the 8.5% Notes (collectively, the "Notes").

If we cannot make scheduled payments on our debt, we will be in default and holders of the notes could declare all outstanding principal and interest to be due and payable, the lenders under the revolving credit facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indentures related to our Notes contain and the credit agreement governing our revolving credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we face could intensify.

The terms of the credit agreement governing our revolving credit facility and the indentures governing the Notes will restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The indentures governing the Notes contain and the credit agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet them.

A breach of the covenants or restrictions under the indentures governing the Notes or under the credit agreement governing our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or Noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all loans are fully drawn, each quarter point change in interest rates would result in a $0.2 million change in annual interest expense on our indebtedness under our revolving credit facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to sell homes, which, in turn, could have a material adverse effect on our business, financial condition and operating results.

We may incur additional healthcare costs arising from federal healthcare reform legislation and our compliance therewith.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Healthcare Reform Legislation”) were signed into law in the United States. The Healthcare Reform Legislation increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees. Due to the breadth and complexity of the Healthcare Reform Legislation and the staggered implementation, the uncertain timing of the regulations and limited interpretive guidance, it is difficult to predict the overall impact of the healthcare reform legislation on our business over the coming years. Possible adverse effects include increased healthcare costs, which could adversely affect our business, financial condition and results of operations.

ITEM 6. EXHIBITS

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

4.5	*
Indenture, dated June 30, 2014, by and among AV Homes, Inc., certain subsidiaries of AV Homes, Inc., Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to Form 8-K dated July 1, 2014 (File No. 1-7395), and incorporated herein by reference).

4.6	*
Registration Rights Agreement, dated June 30, 2014, by and among AV Homes, Inc., certain subsidiaries of AV Homes, Inc., and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to Form 8-K dated July 1, 2014 (File No. 1-7395), and incorporated herein by reference).

10.2	*
Credit Agreement, by and among Av Homes, Inc., JPMorgan Chase Bank, N.A., as Lender, Administrative Agent and Collateral Agent, and the Lenders thereto (filed as Exhibit 10.1 to Form 8-K dated April 11, 2014 (File No. 1-7395), and incorporated herein by reference).

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

AV HOMES, INC.

Date:	August 4, 2014	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2014	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)