Form 10-Q
period 2014-09-30
AV Homes, Inc.
filed 2014-11-03
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended September 30, 2014.

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

As of October 28, 2014, there were 22,096,612 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
($000's omitted)

	September 30,	December 31,
	2014	2013
Assets	(unaudited)
Cash and cash equivalents	$181,845	$144,727
Restricted cash	12,774	3,956
Land and other inventories	382,839	240,078
Receivables, net	4,093	3,893
Property and equipment, net	36,443	37,844
Investments in unconsolidated entities	16,308	1,230
Prepaid expenses and other assets	20,964	11,138
Assets held for sale	4,325	23,862
Goodwill	5,975	—
Total Assets	$665,566	$466,728

Liabilities and Equity

Liabilities
Accounts payable	$21,759	$9,757
Accrued and other liabilities	20,940	14,280
Customer deposits and deferred revenues	5,282	2,323
Estimated development liability for sold land	33,050	33,232
Notes payable	299,981	105,402
Total Liabilities	381,012	164,994

Equity
Common stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 22,198,951 shares outstanding at September 30, 2014
22,097,252 shares outstanding at December 31, 2013	22,199	22,097
Additional paid-in capital	396,392	394,504
Accumulated deficit	(131,018)	(127,481)
	287,573	289,120
Treasury stock: at cost, 110,874 shares at September 30, 2014 and December 31, 2013	(3,019)	(3,019)
Total AV Homes stockholders’ equity	284,554	286,101
Non-controlling interests	—	15,633
Total Equity	284,554	301,734
Total Liabilities and Equity	$665,566	$466,728

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
($000's omitted, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Real estate revenues
Homebuilding and amenity	$73,611	$34,167	$152,612	$79,420
Land sales	12,942	674	29,168	9,556
Other real estate	88	57	173	496
Total real estate revenues	86,641	34,898	181,953	89,472

Expenses
Real estate expenses
Homebuilding and amenity	70,400	32,725	148,415	78,515
Land sales	8,672	95	20,910	5,352
Other real estate	114	1,255	868	2,654
Total real estate expenses	79,186	34,075	170,193	86,521
Impairment charges, net	—	(970)	—	(925)
General and administrative expenses	4,016	3,885	12,264	11,882
Interest income and other	(85)	(101)	(258)	(203)
Interest expense	2,841	(1,020)	2,952	2,515
Total expenses	85,958	35,869	185,151	99,790
Equity in earnings (loss) from unconsolidated entities	(5)	(7)	(10)	(84)
Income (loss) before income taxes	678	(978)	(3,208)	(10,402)
Income tax (expense) benefit	—	—	—	—
Net income (loss) and comprehensive income (loss)	678	(978)	(3,208)	(10,402)
Net income (loss) attributable to non-controlling interests in consolidated entities	—	899	329	899
Net income (loss) and comprehensive income (loss) attributable to AV Homes stockholders	$678	$(1,877)	$(3,537)	$(11,301)

Reconciliation of net income (loss) to loss attributable to common stockholders
Net income (loss)	$678	$(1,877)	$(3,537)	$(11,301)
Deemed dividend related to beneficial conversion feature of convertible preferred stock (Note 1)	—	(11,894)	—	(11,894)
Income (loss) attributable to AV Homes common stockholders	$678	$(13,771)	$(3,537)	$(23,195)

Basic and Diluted Income (Loss) Per Share	$0.03	$(0.86)	$(0.16)	$(1.67)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
($000's omitted)
 (unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net loss (including net income or loss attributable to non-controlling interests)	$(3,208)	$(10,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,425	2,064
Amortization of stock-based compensation	2,141	976
Impairment charges, net	—	(925)
Equity loss from unconsolidated entities	10	84
Loss from disposal of assets	—	22
Changes in operating assets and liabilities:
Restricted cash	(8,818)	334
Receivables, net	(200)	406
Land and other inventories	(111,226)	(32,071)
Assets held for sale	19,537	(1,228)
Income tax receivable	—	1,293
Prepaid expenses and other assets	469	744
Accounts payable, estimated development liability, and accrued and other liabilities	14,168	5,298
Customer deposits and deferred revenues	2,105	2,310
NET CASH USED IN OPERATING ACTIVITIES	(82,597)	(31,095)

INVESTING ACTIVITIES
Investment in property and equipment	(549)	(856)
Proceeds from sales of property and equipment	12	—
Acquisition of Royal Oak Homes	(62,684)	—
Investment in unconsolidated entities	(1,955)	(99)
Return of capital from unconsolidated entities	33	—
NET CASH USED IN INVESTING ACTIVITIES	(65,143)	(955)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares	—	35,805
Net proceeds from issuance of preferred shares	—	92,042
Gross proceeds from issuance of 8.5% Notes	200,000	—
Debt issuance costs	(9,220)	—
Principal payments of notes	(5,421)	—
Other financing activities, net	(501)	555
NET CASH PROVIDED BY FINANCING ACTIVITIES	184,858	128,402

INCREASE IN CASH AND CASH EQUIVALENTS	37,118	96,352
Cash and cash equivalents at beginning of period	144,727	79,815
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$181,845	$176,167

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2014
($000's omitted, except share and per share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes at September 30, 2014 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated statement of cash flows have been reclassified to conform to the current year’s presentation.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of September 30, 2014, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $12,774 and $3,956 as of September 30, 2014 and December 31, 2013, respectively.  The balance as of September 30, 2014 is comprised primarily of $11,985 on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility.

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

Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value, in accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment (“ASC 360”).

We evaluate our Land and Other Inventories for impairment on a quarterly basis in accordance with ASC 360 to reflect market conditions, including a consideration of supply of new and resale homes for sale in the respective market, level of foreclosure activity and competition. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would vary, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows, which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

During the three and nine months ended September 30, 2014, our impairment assessment resulted in no impairment charges. During the three and nine months ended September 30, 2013, our impairment assessment resulted in impairment charges of $0 and $33, respectively, which related to homes completed or under construction. During the three months ended September 30, 2013, we changed our plans to sell certain assets, resulting in the reclassification of these assets to land and other inventories and a reversal of previously recorded impairment expense of $958. This reversal was the result of measuring these assets at the lower of the original carrying amount or the fair value at the date of the decision not to sell, in accordance with ASC 360-10-35-44.

Receivables, net

Receivables, net includes amounts in transit or due from title companies for house closings; membership dues related to our amenity operations; and contracts and mortgage notes receivable from the sale of land.

Property and Equipment, net

Property and Equipment, net are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years.  Maintenance and operating expenses of equipment utilized in the development of land are capitalized to land inventory.  Repairs and maintenance are expensed as incurred.

Property and Equipment, net includes certain amenities such as club facilities, dining facilities, and golf courses owned by us. These amenities include expenditures for land, construction, and direct and allocated costs, including interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment, net for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three and nine months ended September 30, 2014 and 2013, we did not identify indicators of impairments for Property and Equipment. During 2013, management changed its plans to sell certain assets, resulting in the reclassification of these assets from assets held for sale to Property and Equipment, net. There was no change in the carrying value in these assets due to this reclassification.

Assets Held for Sale

We classify assets held for sale in accordance with the criteria set forth in ASC 360. We continue to opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. Under this plan, assets that meet the criteria above are classified as held for sale.
For assets held for sale, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales price) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.
      During the nine months ended September 30, 2014, we sold assets held for sale with a carrying value of $19,943 for cash proceeds of $27,074 for a gain of $7,131. During the nine months ended September 30, 2013, we sold assets held for sale with a carrying value of $4,581 for cash proceeds of $7,130 for a gain of $2,549.

Investments in Partnerships and LLCs

When we are either deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a variable interest entity (“VIE”) we are required to consolidate the investment. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. Investments where we don't hold the controlling interest and we are not the primary beneficiary are accounted for under the equity method.

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

Non-Controlling Interest

At December 31, 2013, we consolidated an investment in an LLC where AV Homes was determined to be the primary beneficiary due to a related party affiliation. Therefore, the LLC's financial statements were consolidated in our financial statements and the other partner’s equity in the LLC was recorded as non-controlling interest as a component of consolidated equity.   At June 30, 2014, we were no longer considered the primary beneficiary of this LLC due to a discontinuation of a related party affiliation, resulting in shared power between the remaining members. As the Company no longer has the power, on a stand-alone basis, to direct the activities of the LLC that most significantly impact the LLC’s economic performance, the Company deconsolidated this LLC, in accordance with ASC 810, Consolidation and ASC 360, Property, Plant, and Equipment. As this transaction involves the deconsolidation of in-substance real estate, the Company has accounted for the deconsolidation under ASC 360-20, Real Estate Sales. In determining whether a gain should be recognized as part of this transaction, ASC 360-20-40-10 Real Estate Sales, requires that a sufficient amount of cash be received in order to recognize a gain on transactions within the scope of ASC 360. As the Company did not receive any proceeds from this transaction, and as there was not a culmination of an earning process, we recognized our investment in the venture at our carry over cost basis and therefore no gain or loss was recognized. The Company will reflect future earnings, contributions and distributions on an equity method basis. At September 30, 2014 and December 31, 2013, non-controlling interest was $0 and $15,633, respectively.

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

During the three and nine months ended September 30, 2014 and 2013, changes in the warranty reserve consisted of the following:

	Three Months		Nine Months
	2014	2013	2014	2013
Accrued warranty reserve, beginning of period	$806	$497	$639	$549
Reserve provided	467	161	933	376
Payments	(234)	(202)	(533)	(469)
Accrued warranty reserve, end of period	$1,039	$456	$1,039	$456

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the nine months ended September 30, 2014, we recognized an increase of $747 in the valuation allowance, primarily attributable to the year to date net loss.  As of September 30, 2014, our deferred tax asset valuation allowance was $130,979.  In future periods, the valuation allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations and comprehensive income (loss) as income tax expense.

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended, (the “Incentive Plan”) provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes.  The exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant.  Stock option awards under the Incentive Plan generally expire 10 years after the date of grant. On June 2, 2011, our stockholders approved the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (the "Incentive Plan") to, among other things, increase the aggregate number of shares of our common stock, par value $1.00 per share, authorized for issuance under the Incentive Plan from 1,500,000 shares to 2,200,000 shares and extend the term of the Incentive Plan until October 25, 2020.

As of September 30, 2014, an aggregate of 1,050,722 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 818,858 options, restricted stock units and stock units granted. There were 231,864 shares available for grant at September 30, 2014.

As of September 30, 2014, there was $2,010 of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 2.0 years years.

As of September 30, 2014 there was $3,831 of unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted-average period of 3.0 years years.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted loss per share for the nine months ended September 30, 2014 and 2013 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive. The computation of diluted loss per share for the three months ended September 30, 2014 and 2013 did not assume the effect of employee stock options, the 4.50% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic and diluted earnings per share includes the cancellation of 0 shares and 7,870 shares of common stock and the issuance of 0 and 35,603 shares of common stock for the three and nine months ended September 30, 2014, respectively, and the cancellation of 0 shares and 2,364 shares of common stock and the issuance of 6,676,371 and 9,241,978 shares of common stock for the three and nine months ended September 30, 2013, respectively. In accordance with ASC 260, Earnings Per Share, non-vested restricted shares are not included in basic earnings per share until the vesting requirements are met.

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	2014	2013	2014	2013
Numerator:
Basic and diluted income (loss) per share	$678	$(1,877)	$(3,537)	$(11,301)
Deemed dividend related to the beneficial conversion feature	—	$(11,894)	—	$(11,894)
Income (loss) attributable to common stockholders	678	(13,771)	(3,537)	(23,195)
Denominator:
Basic weighted average shares outstanding	21,953,484	16,097,335	21,941,293	13,927,716
Diluted weighted average shares outstanding	22,071,236	16,097,335	21,941,293	13,927,716

Basic income (loss) per share	$0.03	$(0.86)	$(0.16)	$(1.67)
Diluted income (loss) per share	$0.03	$(0.86)	$(0.16)	$(1.67)

Comprehensive Income (Loss)

Net loss and comprehensive loss are the same for the three and nine months ended September 30, 2014 and 2013.

Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for the Company for fiscal and interim periods beginning January 1, 2017 and early application is not permitted. We are currently evaluating the impact that the standard will have on our financial condition, results of operations, cash flows, and disclosures.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). This update requires companies to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. ASU

2013-11 was effective for our interim and annual periods beginning January 1, 2014. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position or results of operations.
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
The following table summarizes the preliminary calculation of the fair value of the total consideration transferred to Royal Oak and its affiliate and the provisional amounts of assets acquired and liabilities assumed as of the acquisition date:

Preliminary calculation of purchase price consideration

Cash paid for Royal Oak net assets	$25,848
Cash paid for bulk land purchase	28,009
Contingent consideration (earn-out)	2,500
Debt repaid at closing	8,827

Total consideration	$65,184

Assets acquired and liabilities assumed
Assets
Prepaids and other current assets	$582
Land and other inventories	60,313
Property, plant and equipment	366
Trade name	614
Goodwill	5,975

Total assets acquired	67,850

Liabilities
Accounts payable	1,343
Accrued and other liabilities	469
Customer deposits	854

Total liabilities assumed	2,666

Total net assets acquired	$65,184

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
The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. The $614 of acquired intangible assets relates to trade names that will generally be amortized over three years. Amortization expense for these assets totaled $52 and $121 for the three and nine months ended September 30, 2014, respectively, which is included in the consolidated statements of operations within homebuilding expense.
The Company has completed its preliminary analysis of its business combination accounting as of September 30, 2014. For the three months ended September 30, 2014, goodwill decreased by $218 due to a post-closing purchase price adjustment, offset by an increase of $217 due to a revision of the valuation of acquired inventory, for a net decrease of $1. The Company has not completed its final review of certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.
Transaction and integration costs

Transaction and integration costs directly related to the Royal Oak acquisition, including legal, accounting and broker fees, totaled $37 and $1,057 for the three and nine months ended September 30, 2014, respectively, the majority of which are included in the consolidated statements of operations within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$86,641	$48,809	$195,089	$127,223
Net income (loss)	678	(356)	(1,418)	(7,524)
Income (loss) per common share - basic and diluted	$0.03	$(0.76)	$(0.06)	$(1.39)
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

Note 3 - Land and Other Inventories

Land and Other Inventories consist of the following:

	September 30, 2014	December 31, 2013
Active Adult
Land held for future development or sale	$20,845	$58,423
Land developed and in process of development	84,986	57,138
Homes completed or under construction	48,179	25,478
Total Active Adult	154,010	141,039

Primary Residential
Land developed and in process of development	163,768	77,983
Homes completed or under construction	56,435	11,013
Total Primary Residential	220,203	88,996

Land developed and in process of development-Other	8,626	10,043
	$382,839	$240,078

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest ("ASC 835"). Homebuilding interest capitalized as cost of inventories is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of land, lots and homes, excluding finished unsold homes or finished models, that are under development or construction.

The following table represents interest incurred, interest capitalized, and interest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	2014	2013	2014	2013
Interest incurred	$6,716	$2,324	$11,403	$6,974
Interest capitalized	(3,875)	(3,344)	(8,451)	(4,459)
Interest expense	$2,841	$(1,020)	$2,952	$2,515

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

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58.2% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was acquired in November 2012 and is distributed to the partners at cost, once certain entitlements and development activities are completed. On May 14, 2014, EM 646 distributed $7,085 of developed land to AV Homes.

As of December 31, 2013, our consolidated balance sheet included $33,997 of Land and other inventories owned by EM 646. As of September 30, 2014, we were no longer considered the primary beneficiary of EM 646 and therefore deconsolidated this entity. The decrease from December 31, 2013 to September 30, 2014 is due to the distribution of a portion of the land out of the joint venture to the partners and to the aforementioned deconsolidation of the entity from our financial statements. The investment in EM 646 is accounted for as an equity method investment as of September 30, 2014. As of September 30, 2014, our consolidated balance sheet included $15,120 in Investments in unconsolidated entities related to the EM 646 joint venture.

We and our equity partners make capital contributions to the entity on a pro rata basis. The obligation to make such capital contributions is governed by the entity’s operating agreement. As of September 30, 2014, this entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement. We made contributions totaling $1,955 and $99 to our unconsolidated entities during the nine months ended September 30, 2014 and 2013, respectively. The balance of our investments in unconsolidated entities was $16,308 and $1,230 at September 30, 2014 and December 31, 2013, respectively. The increase is due to the Company no longer being considered the primary beneficiary, resulting in the EM 646 entity being unconsolidated at September 30, 2014.

Note 5 - Debt

Our notes payable are summarized as follows:

	September 30, 2014	December 31, 2013
4.50% Convertible Notes due 2024 (a)	$—	$5,402
7.50% Senior Convertible Notes due 2016	55,481	55,500
7.50% Senior Exchange Convertible Notes due 2016	44,500	44,500
8.50% Senior Notes due 2019	200,000	—
Senior Secured Credit Facility	—	—
Total	$299,981	$105,402

(a) These Notes were tendered and repaid on April 1, 2014.

We made interest payments of $7,619 and $7,807 for the nine months ended September 30, 2014 and 2013, respectively. We were in compliance with all debt covenants as of September 30, 2014 and December 31, 2013.

8.50% Senior Notes due 2019
On June 30, 2014, we completed an underwritten offering for $200,000 aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Notes”). The 8.50% Notes mature on July 1, 2019 unless earlier converted, redeemed or repurchased.
Interest: Interest on the 8.50% Notes is 8.50% per year, payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015.
Optional redemption: The 8.50% Notes will be redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

•
On or after July 1, 2016, we may, at our option, redeem the Notes, in whole or in part, at any time and from time to time, at the following redemption prices (expressed in percentages of the principal amount thereof), plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date), if redeemed during the 12-month period beginning on July 1 of each year indicated below:
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
Exchange offer; registration rights: In connection with the issuance of the notes, we entered into an agreement with the initial purchasers obligating us to file a registration statement with the SEC within 360 days so that the initial purchasers can:

•	exchange the notes for registered notes having substantially the same terms as the notes and evidencing the same indebtedness as the notes, and

•	exchange the related note guarantees for registered guarantees having substantially the same terms as the original note guarantees.
We have assessed the 8.50% Notes and concluded that the impact of any embedded derivative features are not material as of September 30, 2014.
Senior Secured Credit Facility
On April 7, 2014, we entered into a $65,000 senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer. The other lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG. In August 2014, we increased the senior secured credit facility by $25,000 with the addition of Citibank, N.A. as an additional lender.
The senior secured credit facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $90,000, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175,000. The senior secured credit facility also includes a swing line loan facility in an aggregate principal amount of up to $30,000. The maximum amount available under the senior secured credit facility is limited to 100% of cash maintained in a borrowing base account, to the extent it exceeds the interest reserve, escrowed deposits and funds payable to us following the sale of real property, plus the following, subject to certain limitations:

•	85% of the appraised value of our real property that is under contract or under construction and is or is planned to be single-family residential housing units or model homes; plus

•	65% of the appraised value of our finished lots and lots under development; plus

•	50% of the appraised value of our entitled lands that are not finished lots or lots under development.
To be included in this borrowing base, the real property must be owned by us or one of our subsidiaries that guaranties the senior credit facility and it must be appraised, pledged as collateral and meet certain other criteria. At September 30, 2014, we had sufficient qualified assets in the borrowing base to cover the full capacity and had no borrowings outstanding.
Note 6 - Estimated Development Liability for Sold Land

The estimated development liability consists primarily of utilities improvements in Rio Rico and Poinciana for more than 8,000 home sites previously sold, in most cases prior to 1980, and is summarized as follows:

	September 30, 2014	December 31, 2013
Gross estimated unexpended costs	$35,935	$36,117
Less costs relating to unsold home sites	(2,885)	(2,885)
Estimated development liability for sold land	$33,050	$33,232

The estimated development liability for sold land is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations and adjust this liability to reflect changes in the estimated costs. Cash expenditures associated with these obligations were $151 and $17 during the three months ended September 30, 2014 and 2013, respectively, and $176 and $46 during the nine months ended September 30, 2014 and 2013, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

Note 7 - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, we believe it is probable, in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $0 and $275, which have been accrued in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. The decrease from December 31, 2013 is due to a settlement that was paid in the nine month period ended September 30, 2014. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of September 30, 2014, we had outstanding performance bonds of approximately $29,405. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note 8 - Segments

Our current operations include the following reportable segments: the development, sale and management of active adult communities; the development and sale of primary residential communities; and the sale of commercial, industrial or other land.

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker, to evaluate performance and make operating decisions. We have identified our chief operating decision maker as the Chief Executive Officer.

The following table summarizes our information for reportable segments for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	2014	2013	2014	2013
Operating income (loss):
Active Adult Communities
Revenues
Homebuilding	$37,783	$17,304	$77,802	$35,910
Amenity	1,953	1,793	5,876	5,349
Total Revenues	39,736	19,097	83,678	41,259

Expenses
Homebuilding	30,127	13,662	61,774	28,877
Homebuilding Selling, General and Administrative	4,191	2,390	11,664	7,663
Amenity	2,030	2,070	5,848	6,177
Segment operating income (loss)	3,388	975	4,392	(1,458)

Primary Residential Communities
Revenues
Homebuilding	33,345	14,658	67,353	36,330
Amenity	530	412	1,581	1,831
Total Revenues	33,875	15,070	68,934	38,161

Expenses
Homebuilding	28,431	12,132	56,991	28,762
Homebuilding Selling, General and Administrative	5,169	1,960	10,637	5,183
Amenity	462	536	1,505	1,923
Segment operating income (loss)	(187)	442	(199)	2,293

Commercial and industrial and other land sales
Revenues	12,942	674	29,168	9,556

Expenses	8,672	95	20,910	5,352
Segment operating income	4,270	579	8,258	4,204

Other operations
Revenues	88	57	173	496
Expenses	3	118	48	303
Segment operating income (loss)	85	(61)	125	193

Operating income	7,556	1,935	12,576	5,232

Unallocated income (expenses):
Interest income and other	85	101	258	203
Equity loss from unconsolidated entities	(5)	(7)	(10)	(84)
Corporate general and administrative expenses	(4,016)	(3,885)	(12,264)	(11,882)
Interest expense	(2,841)	1,020	(2,952)	(2,515)
Other real estate expenses	(101)	(1,100)	(816)	(2,314)
Reversal of impairment charge	—	958	—	958
Income (loss) before income taxes	678	(978)	(3,208)	(10,402)
Income tax expense	—	—	—	—
Net income (loss) attributable to non-controlling interests	$—	$899	$329	$899
Net income (loss) attributable to AV Homes	$678	$(1,877)	$(3,537)	$(11,301)

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

For assets held for sale (vacant land parcels available for sale), we perform a quarterly impairment test in which the asset is reviewed for impairment by comparing the fair value (estimated sales price) less cost to sell the asset to its carrying value. If such fair value less cost to sell is less than the asset’s carrying value, the carrying value is written down to its estimated fair value less cost to sell.

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

The carrying amounts and fair values of our financial instruments at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
4.50% Notes	$—	$—	$5,402	$5,425
7.50% Notes and 7.50% Exchange Notes	$99,981	$102,960	$100,000	$111,775
8.50% Senior Notes	$200,000	$198,000	$—	$—
Contingent consideration (earn-out)	$2,500	$2,500	$—	$—

In estimating the fair value of financial instruments, we used the following methods and assumptions:

8.50% Senior Notes, 7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes: At September 30, 2014 and December 31, 2013, the fair value of the 7.50% Notes, 7.50% Exchange Notes, and the 4.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Contingent consideration ("earn-out"): This was first recognized as part of the purchase price paid for the Royal Oak acquisition in the first quarter of 2014 and falls within Level 3 of the fair value hierarchy. There has been no change in the balance of the earn-out and no gain or loss has been recognized related to the earn-out since inception. A Monte Carlo model was used to value the earn-out by simulating earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions of this Monte Carlo model include the following:

•	Cost of debt: 7%

•	Earnings volatility: 5% for 2014 and 15% for 2015

•	Market risk premium: 6%

•	Asset beta: 1.2

Given a range in the asset beta from 0.5 to 1.50 and a range in the earnings volatility from 5% to 25%, the valuation of the earn-out could vary from $2,428 to $2,642.

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

For the three months ended September 30, 2014, we derived 46% of our revenues from active adult, 39% of our revenues from primary residential, and 15% of our revenues from the commercial, industrial and other land segments, respectively. For the nine months ended September 30, 2014, we derived 46% of our revenues from active adult, 38% of our revenues from primary residential and 16% of our revenues from commercial, industrial and other land segments, respectively.

Our primary business is the development of land and the construction and sale of homes for people of all ages, including active adults. Our current homebuilding sales activities include existing locations in Florida, Arizona and North Carolina, with additional communities in the pipeline for each state. While we have historically generated more than half of our homebuilding revenues from our active adult community segment, we have invested and intend to continue to invest in our primary residential community segment in order to provide us with a diversified and well-balanced portfolio. We generate a smaller portion of our revenues from the sale of land from our portfolio of legacy land holdings that we sell in favorable market conditions. While we have in the past acquired land with the intention to resell to developers and other third parties, we now purchase land for the purpose of developing communities and will opportunistically sell existing non-core commercial and industrial assets, as well as scattered lot positions and land assets, that are in excess of our needed supply in a given market.

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

Our current selling community count includes 25 locations, 18 in Florida, five in Arizona, and two in North Carolina, with additional communities in the pipeline for each state. Our current closing community count includes 18 locations, 14 in Florida and four in Arizona, with additional communities in the pipeline for both states and North Carolina.

The primary residential market is a segment that we continue to invest in to create a more diversified portfolio that mitigates cyclical impact over time. In the second half of 2013, we acquired over 800 lots in five new communities in the Phoenix market and began home sales and construction on these lots in late 2014 along with current building in our existing communities in the Phoenix market. Additionally, we are building out our existing communities in Central Florida and our lot positions within the recently acquired Royal Oak Homes and are expanding into new markets in North Carolina and Jacksonville, Florida. Replacement lot positions may require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

Factors affecting our results of operations

Our business is significantly influenced by a number of factors that affect our revenues, costs and capital expenditures, including those described below. In managing our business and the influence of these factors, we track several key operating metrics described below. This discussion includes forward-looking statements that are based on our current expectations. See ‘‘Risk factors’’ and ‘‘Special notes concerning forward-looking statements.’’

Revenue factors

General market conditions. Demand for housing in the United States is driven by a variety of factors including, among other things population growth, household income, mortgage rates, affordability, consumer confidence and employment levels. The supply of available housing varies from time to time based on a number of factors, including, among other things, home starts, inventories of existing homes available for sale and activities of speculative investors. Various housing indices have improved from 2013 to 2014, however the pace of improvement has moderated in the third quarter of 2014. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new home sales remain low compared with historical levels. We believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

Demographic trends. As a substantial part of our business focuses on the active adult population, demographic trends have an impact on our results of operations. We believe that we will benefit from the long-term growth in demand for active adult communities as a result of the Baby Boomer generation entering their retirement years.

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

The following table provides a comparison of certain financial data related to our operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months		Nine Months
	2014	2013	2014	2013
Operating income (loss):
Active Adult Communities
Revenues
Homebuilding	$37,783	$17,304	$77,802	$35,910
Amenity	1,953	1,793	5,876	5,349
Total Revenues	39,736	19,097	83,678	41,259

Expenses
Homebuilding	30,127	13,662	61,774	28,877
Homebuilding Selling, General and Administrative	4,191	2,390	11,664	7,663
Amenity	2,030	2,070	5,848	6,177
Segment operating income (loss)	3,388	975	4,392	(1,458)

Primary Residential Communities
Revenues
Homebuilding	33,345	14,658	67,353	36,330
Amenity	530	412	1,581	1,831
Total Revenues	33,875	15,070	68,934	38,161

Expenses
Homebuilding	28,431	12,132	56,991	28,762
Homebuilding Selling, General and Administrative	5,169	1,960	10,637	5,183
Amenity	462	536	1,505	1,923
Segment operating income (loss)	(187)	442	(199)	2,293

Commercial and industrial and other land sales
Revenues	12,942	674	29,168	9,556

Expenses	8,672	95	20,910	5,352
Segment operating income	4,270	579	8,258	4,204

Other operations
Revenues	88	57	173	496
Expenses	3	118	48	303
Segment operating income (loss)	85	(61)	125	193

Operating income	7,556	1,935	12,576	5,232

Unallocated income (expenses):
Interest income and other	85	101	258	203
Equity loss from unconsolidated entities	(5)	(7)	(10)	(84)
Corporate general and administrative expenses	(4,016)	(3,885)	(12,264)	(11,882)
Interest expense	(2,841)	1,020	(2,952)	(2,515)
Other real estate expenses	(101)	(1,100)	(816)	(2,314)
Reversal of impairment charge	—	958	—	958
Income (loss) before income taxes	678	(978)	(3,208)	(10,402)
Income tax expense	—	—	—	—
Net income (loss) attributable to non-controlling interests	$—	$899	$329	$899
Net income (loss) attributable to AV Homes	$678	$(1,877)	$(3,537)	$(11,301)

We reclassified commission expense in the table above from "Homebuilding" to "Homebuilding Selling, General and Administrative." Below is a summary of the amounts incurred for the time periods presented:

	Three Months ended September 30		Nine Months ended September 30
	2014	2013	2014	2013
Commission expense--Active Adult	$1,331	$525	$2,759	$1,284
Commission expense--Primary Residential	$1,450	$896	$2,912	$1,984

Data from closings for the active adult and primary residential homebuilding segments for the three and nine months ended September 30, 2014 and 2013 is summarized as follows:

For the three months ended September 30,	Number of Units	Revenues	Average Price Per Unit
2014
Active adult communities	146	$37,783	$259
Primary residential	134	33,345	249
Total	280	$71,128	$254
2013
Active adult communities	76	$17,304	$228
Primary residential	71	14,658	206
Total	147	$31,962	$217

For the nine months ended September 30,	Number of Units	Revenues	Average Price Per Unit
2014
Active adult communities	303	$77,802	$257
Primary residential	268	67,353	251
Total	571	$145,155	$254
2013
Active adult communities	149	$35,910	$241
Primary residential	161	36,330	226
Total	310	$72,240	$233

2014 Highlights

During the first nine months of 2014, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, as well as the acquisition of homebuilder operations, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the increase in the number of homes sold and closed, (iv) the profitable sale of non-core asset positions, and (v) the successful completion of raising additional debt capital for continued growth and operational opportunities.

Three Months Ended September 30, 2014

Consolidated Results
Overall revenue increased by $51,743 or 148% to $86,641 during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was comprised of homebuilding and amenity revenue which increased by $39,444 or 115% compared to the third quarter of 2013 and land sales which increased by $12,268. The increase in homebuilding and amenity revenue was driven by a 90% increase in units closed and a 17% increase in the average sales price for homes closed. During the quarter ended September 30, 2014, we completed the sale of a land position in Florida for $11,500. Land sales are highly variable from quarter to quarter and large fluctuations may occur. The gain on land sales during the three months ended September 30, 2014 was $4,270 compared to $579 during the same period in 2013. Homebuilding and amenity expenses increased by $37,675 or 115%, consistent with the increase in revenue.

Corporate general and administrative expenses increased by $131 to $4,016 for the three months ended September 30, 2014 compared to the same period in 2013. As a percentage of total revenue, general and administrative expenses improved to 5% for the three months ended September 30, 2014 compared to 11% for the same period in 2013. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense increased to $2,841 for the three months ended September 30, 2014 compared to ($1,020) in the same period in 2013. The increase in interest expense is primarily attributable to the increase in qualifying debt related to the issuance of the 8.50% Notes in the second quarter of 2014, combined with a credit to interest expense taken in the third quarter of 2013 due to an increase in the amount of interest we capitalized to land under development and homes under construction.

Interest costs incurred, prior to capitalization, increased compared to the prior year to $6,716 for 2014 from $2,324 in the third quarter of 2013 due to the issuance of the 8.50% Notes.

Net income for the three months ended September 30, 2014 was $678 or $0.03 per share compared to a net loss of $1,877 or $0.86 per share for the three months ended September 30, 2013.  The improvement in net income for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to the higher volume of closings, increase in average selling price, and increase in land sales, partially offset by the increase in interest expense.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $39,166 or 123% to $71,128 for the three months ended September 30, 2014 compared to the same period in 2013 due to a 90% increase in closings and a 17% increase in average sales price. In the active adult segment, revenues increased $20,479 or 118% over the prior period driven by a 92% increase in units closed due to higher absorption at our three existing active adult communities, predominantly in Florida, and a 14% increase in average price per unit due to the mix of homes sold and improved market conditions. The primary residential revenues increased $18,687 or 127% over the prior period driven by an 89% increase in units closed due to an increase in the number of communities in which we had closings from four to 16 and a 21% increase in the average price per unit due to a change in the mix of homes sold and improved market conditions.

Gross margin from combined home closings decreased by 160 basis points to 17.7% from 19.3% for the three months ended September 30, 2014 compared to the same period in 2013. Gross margin from active adult homebuilding decreased by 70 basis points to 20.3% from 21.0% for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the change in the mix of homes sold. Gross margin from primary residential homebuilding decreased by 250 basis points to 14.7% from 17.2% for the three months ended September 30, 2014 compared to the same period in 2013 due primarily to the change in community mix between years and the negative 50 basis point effect of the amortization of fair value step-up included in the inventory acquired in the Royal Oak transaction. Capitalized interest included in cost of sales for the active adult and primary residential segments was $850 and $467, respectively, for the three months ended September 30, 2014 and was $396 and $307, respectively, for the same period in 2013.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 13.2% for the three months ended September 30, 2014 from 13.6% for the same period in 2013. Homebuilding selling, general and administrative expenses for the active adult segment as a percentage of homebuilding revenue improved to 11.1% for the three months ended September 30, 2014 compared to 13.8% for the three months ended September 30, 2013. Homebuilding selling, general and administrative expenses for the primary residential segment as a percentage of homebuilding revenue was 15.5% and 13.4% for the three month periods ended September 30, 2014 and 2013, respectively. Improvements in cost leverage from the increased revenue were more than offset by the costs incurred to start up new selling communities which are not yet generating revenue.

Amenity net loss for the three months ended September 30, 2014 improved to $9 compared to $401 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014

Consolidated Results

Overall revenue increased by $92,481 or 103% to $181,953 during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Homebuilding and amenity revenue increased by $73,192 or 92% to $152,612 compared to the nine months ended September 30, 2013. The increase in homebuilding and amenity revenue was driven by an 84% increase in units closed and a 9% increase in the average sales price for homes closed. Revenue from land sales increased by $19,612 or 205% during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily due to the sale of a multi-family property in Arizona to a related party for $13,850 for a gain of $2,315 in the first quarter of 2014 and the sale of a land position in Florida in the third quarter of 2014 for $11,500 and a gain of $3,334. The average gain on land sales during the nine months ended September 30, 2014 was approximately 28% compared to approximately 44% during the same period in 2013. Homebuilding and amenity expenses increased by $69,900 or 90%, consistent with the increase in revenue.

Corporate general and administrative expenses increased by $382 to $12,264 for the nine months ended September 30, 2014 compared to the same period in 2013. As a percentage of total revenue, general and administrative expenses improved to 7% for the nine months ended September 30, 2014 compared to 13% for the same period in 2013. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense increased $437 or 17% for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in interest expense is primarily attributable to the $200,000 issuance of 8.50% Notes on June 30, 2014, partially offset by an increase in capitalized interest caused by an expansion of inventory under development in 2014 as compared to 2013. Interest costs incurred, prior to capitalization, increased from the prior year to $11,403 for the nine months ended September 30, 2014 as compared to $6,974 for the same period in 2013.

Net loss for the nine months ended September 30, 2014 was $3,537 or $0.16 per share compared to $11,301 or $1.67 per share for the nine months ended September 30, 2013.  The decrease in net loss for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to leveraging our overhead cost base with a significant increase in revenues, a decrease in other real estate expenses, and an increase in the profits from the sale of assets held for sale.

Homebuilding Operations

Homebuilding revenue increased 101% from $72,240 to $145,155 for the nine months ended September 30, 2014 compared to the same period in 2013 due to an 84% increase in closings and a 9% increase in average sales price. In the active adult segment, revenues increased $41,892 or 117% over the prior period driven by a 103% increase in units closed due to higher absorption at our three existing active adult communities, predominantly in Florida, and a 6.6% increase in the average price per unit. The primary residential revenues increased $31,023 or 85% over the prior period due to a 66% increase in units closed due to an increase in the number of communities in which we had closings from four to 16 and an 11.1% increase in the average price per unit due to changes in the mix of homes closed.

Gross margin from combined home closings decreased by 200 basis points to 18.2% from 20.2% for the nine months ended September 30, 2014 compared to the same period in 2013. Gross margin from active adult homebuilding increased by 100 basis points to 20.6% from 19.6% for the nine months ended September 30, 2014 compared to the same period in 2013 due to improved market conditions. Gross margin from primary residential homebuilding decreased to 15.4% from 20.8% for the nine months ended September 30, 2014 and 2013 primarily due to the impact of the 2014 acquisition of Royal Oak which has lower gross margins. The Royal Oak gross margins were negatively impacted by 120 basis points due to the amortization of fair value step-up included in the inventory acquired in the Royal Oak transaction. Capitalized interest included in cost of sales for the active adult and primary residential segments was $1,842 and $776, respectively, for the nine months ended September 30, 2014 and was $849 and $705, respectively, for the same period in 2013.

Combined homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue decreased to 15.4% for the nine months ended September 30, 2014 from 17.8% for the same period in 2013, primarily driven by increasing revenue while containing our costs, partially offset by costs incurred to start up new selling communities which are not yet generating revenue. Homebuilding selling, general and administrative expenses for the active adult segment as a percentage of homebuilding revenue improved to 15.0% for the nine months ended September 30, 2014 compared to 21.3% for the same period in 2013 due to increased revenue, while containing our costs. Homebuilding selling, general and administrative expenses for the primary residential segment as a percentage of homebuilding revenue was 15.8% and 14.3% for the nine months ended September 30, 2014 and 2013, respectively. Overall improvements in cost leverage from the increased revenue were more than offset by the costs incurred to start up new selling communities which are not yet generating revenue.

Amenity net income (loss) for the nine months ended September 30, 2014 improved to $104 from ($920) for the nine months ended September 30, 2013.

Data from contracts signed for the active adult and primary residential homebuilding segments for the three and nine months ended September 30, 2014 and 2013 is summarized as follows:

For the three months ended September 30,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2014
Active adult communities	115	(17)	98	$25,118	$256
Primary residential	206	(34)	172	42,021	$244
Total	321	(51)	270	$67,139	$249

2013
Active adult communities	93	(14)	79	$19,670	$249
Primary residential	49	(24)	25	6,536	$261
Total	142	(38)	104	$26,206	$252

For the nine months ended September 30,
2014
Active adult communities	398	(43)	355	$93,469	$263
Primary residential	455	(59)	396	102,556	$259
Total	853	(102)	751	$196,025	$261

2013
Active adult communities	292	(39)	253	$60,353	$239
Primary residential	173	(68)	105	25,769	$245
Total	465	(107)	358	$86,122	$241
The total number of net housing contracts signed during the three months ended September 30, 2014 compared to the same period in 2013 increased by 166 or 160%. The dollar value of housing contracts signed increased by $40,933 or 156%. The increase in units and value were driven by improvements in both the active adult and primary residential segments. The number of net housing contracts signed for the active adult segment during the three months ended September 30, 2014 increased by 19 or 24%, while the dollar value of housing contracts signed increased by $5,448 or 28%. The number of net housing contracts signed for the primary residential segment during the three months ended September 30, 2014 increased by 147 or 588%, while the dollar value of housing contracts signed increased by $35,466 or 543%. The increase reflects an increase in the number of selling communities from eight to 18 as well as improved market conditions for both of our homebuilding segments.
The cancellation rate for the three months ended September 30, 2014 decreased to 16% from 27% for the three months ended September 30, 2013. The cancellation rate in the primary residential segment decreased to 17% in the third quarter of 2014 from 49% in the third quarter of 2013 driven by higher cancellation rates in our Florida communities in 2013, which was primarily attributable to customer mortgage qualification issues. The cancellation rate within the active adult segment remained consistent at 15% for the three months ended September 30, 2014 and 2013.
The total number of net housing contracts signed during the nine months ended September 30, 2014 compared to the same period in 2013 increased by 393 or 110%. The dollar value of housing contracts signed increased by $109,903 or 128%. The increase in units and value were driven by improvements in both the active adult and primary residential segments. The number of net housing contracts signed for the active adult segment during the nine months ended September 30, 2014 increased by 102 or 40%, while the dollar value of housing contracts signed increased by $33,116 or 55%. The number of net housing contracts signed for the primary residential segment during the nine months ended September 30, 2014 increased by 291 or 277%, while the dollar value of housing contracts signed increased by $76,787 or 298%. The increase reflects an increase in the number of selling communities from eight to 18 as well as improved market conditions for both of our homebuilding segments.
During the nine months ended September 30, 2014, cancellations of previously signed contracts totaled 102 compared to 107 during the nine months ended September 30, 2013. As a percentage of the gross number of contracts signed, this represents 12% and 23% for the nine months ended September 30, 2014 and 2013, respectively. The 2013 cancellation rate was higher due to one primary residential community in Florida, which closed out in 2013, that experienced higher than normal rates.

The cancellation rate for the nine months ended September 30, 2014 decreased to 12% from 23% for the nine months ended September 30, 2013. The cancellation rate in the primary residential segment decreased to 13% in the first nine months of 2014 from 39% in the first nine months of 2013 driven by higher cancellation rates in our Florida communities in 2013 and was primarily attributable to customer mortgage qualification issues. The cancellation rate for the active adult segment decreased to 11% from 13% for the nine months ended September 30, 2014 and 2013, respectively.
Backlog for the active adult and primary residential homebuilding segments as of September 30, 2014 and 2013 is summarized as follows:

As of September 30	Number of Backlog Units	Dollar Volume	Average Price Per Unit

2014
Active adult communities	179	$48,074	$269
Primary residential	291	72,862	$250
Total	470	$120,936	$257

2013
Active adult communities	167	$41,401	$248
Primary residential	66	16,837	$255
Total	233	$58,238	$250

The backlog of housing contracts as of September 30, 2014 compared to September 30, 2013 increased by 237 or 102%, and the dollar value of backlog increased by $62,698 or 108%. The increase in units of backlog were driven by both the active adult and primary residential sectors. The backlog of housing contracts in the active adult segment as of September 30, 2014 compared to September 30, 2013 increased by 12 or 7%, and the dollar value increased by $6,673 or 16%. The backlog of housing contracts in the primary residential segment as of September 30, 2014 compared to September 30, 2013 increased by 225 or 341%, and the dollar value increased by $56,025 or 333%, driven by the increase in selling communities from eight to 18.
As of September 30, 2014, our inventory of unsold (speculative) homes, both completed and under construction, was 244 units, as compared to 60 units as of December 31, 2013. The increase in speculative homes is due to increased community count, an expanded number of floor plans, the increase in pace of sales, and the improved housing environment compared to the prior year. As of September 30, 2014, approximately 36% of unsold homes were completed compared to approximately 22% as of December 31, 2013.

The following is a breakdown of our land holdings as of September 30, 2014:

			Remaining Lots
	Total Lots (1)	Closed Lots (2)	Developed	Partially Developed	Raw	Total Remaining Lots	Total Acres (3)
Principal Communities
Active Adult Communities

Florida
Solivita	10,387	3,860	578	563	5,386	6,527
Vitalia at Tradition	1,144	242	122	349	431	902
	11,531	4,102	700	912	5,817	7,429	—

Arizona

CantaMia	1,696	271	155	196	1,074	1,425
Eastmark	905	—	—	288	617	905
	2,601	271	155	484	1,691	2,330

North Carolina
Bethpage	658	—	—	166	492	658

Total Active Adult Communities	14,790	4,373	855	1,562	8,000	10,417	—

Primary Residential Communities

Florida	5,853	1,732	1,549	1,213	1,359	4,121
Arizona	1,224	165	449	212	398	1,059
North Carolina	496	—	61	55	380	496

Total Primary Residential Communities	7,573	1,897	2,059	1,480	2,137	5,676

Total Principal Communities	22,363	6,270	2,914	3,042	10,137	16,093

Commercial & Industrial	—	—	—	—	—	—	1,613

Not Actively Building or Developing
Platted Scattered Lots	4,578	3,545	514	488	31	1,033
Unplatted Scattered Mixed-Use Raw Land	—	—	—	—	—	—	5,451

Total Not Actively Building or Developing	4,578	3,545	514	488	31	1,033	5,451

Land Held for Sale
Platted Residential	236	—	125	—	—	125
Unplatted Residential, Commerical or Industrial	—	—	—	—	—	—	175
Total Land Held for Sale	236	—	125	—	—	125	175

Grand Total	27,177	9,815	3,553	3,530	10,168	17,251	7,239

(1) Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.
(2) Closed lots are only shown for communities where we are actively building.
(3) Acres are reflected as gross acres and are not intended to represent net developable acres.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three and nine months ended September 30, 2014, we recognized a decrease of $909 and an increase of $753, respectively, in the valuation allowance. As of September 30, 2014, our deferred tax asset valuation allowance was $130,985. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of September 30, 2014, our cash and cash equivalents totaled $181,845 compared to $144,727 as of December 31, 2013.  As of September 30, 2014 and December 31, 2013, total consolidated indebtedness was $299,981 and $105,402, respectively. The increase in cash and debt balances at September 30, 2014 are due to issuance of the $200,000 8.50% Notes in the second quarter of 2014. Additionally, as of September 30, 2014, we had $12,774 in restricted cash, which is comprised primarily of $11,985 on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility, as compared to $3,956 in restricted cash as of December 31, 2013. We were in compliance with all debt covenants as of September 30, 2014 and December 31, 2013.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the nine months ended September 30, 2014, net cash used in operating activities was $82,597.  The operating cash outflow was primarily due to an increase in restricted cash of $8,818 related to a covenant requirement in our credit facility and the increase in land and other inventories of $111,226.  Using portions of the proceeds from our equity issuance in June 2013 and our newly issued senior notes, we purchased land and lots for the expansion of our primary residential segment and increased the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by cash inflow of $19,537 from assets held for sale and an increase in accounts payable, estimated development liability and accrued and other liabilities of $14,168 as a result of the increase in the number of homes under construction. Net cash used by investing activities amounted to $62,684 primarily due to the purchase of Royal Oak. Net cash provided by financing activities was $184,858 primarily due to the issuance of the $200,000 8.50% Notes in the second quarter of 2014, partially offset by $9,220 of debt issue costs related to the senior secured credit facility and 8.50% Notes, as well as the repayment of $5,402 of the 4.50% Notes.

For the nine months ended September 30, 2013, net cash used in operating activities was $31,095.  The operating cash outflow was primarily due to the net loss of $10,402 and the increase in land and other inventories of $32,071 primarily related to the increase in the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by an increase of $5,298 in accounts payables, estimated development liability and accrued and other liabilities as a result of the increase in the number of homes under construction, and $2,310 of customer deposits and deferred revenues. Net cash used in investing activities amounted to $955, primarily due to investments in property and equipment.  Net cash provided by financing activities of $128,402 was primarily attributable to the TPG Investment in common and preferred stock.

Off Balance Sheet Arrangements

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of September 30, 2014, we had outstanding performance bonds of approximately $29,405. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial and other land, and the revolving line of credit will provide sufficient liquidity to fund our business for 2014.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during the nine months ended September 30, 2014. For additional information regarding AV Homes' critical accounting policies, refer to Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the nine months ended September 30, 2014. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AV HOMES, INC.

Date:	October 31, 2014	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2014	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)