Form 10-K
period 2014-12-31
AV Homes, Inc.
filed 2015-02-27
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $184,858,348 as of June 30, 2014.

As of February 19, 2015, there were 22,339,502 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

AV Homes, Inc. is a homebuilder engaged in the business of homebuilding and community development in Florida, Arizona, and North Carolina. Our business focuses on the development of (i) active adult communities, which are age-restricted or age-targeted to the age 55 and over active adult demographic, and (ii) primary residential communities, which serve first-time and move-up buyers, and the construction and sale of residences within these communities. As of December 31, 2014, we owned 3,505 developed residential lots, 2,853 partially developed residential lots, 9,572 undeveloped residential lots, and 7,220 acres of mixed use, commercial, and industrial land. We utilize our deep experience, strong operating platform, and land inventory to capitalize on the strengthening housing environment and favorable demographic trends within our core markets. We are publicly held and our common stock is traded on the NASDAQ Stock Market under the symbol “AVHI.”

Our performance in our core segments of active adult community development and primary residential community development has improved for the year ended December 31, 2014 as compared to prior years. As the homebuilding market continues to recover from the industry downturn, we have expanded our market presence and significantly increased the number of homes we have sold. During the year ended December 31, 2014, we closed on 953 homes at an average sales price of approximately $255,000 per closed home, generating approximately $243 million of revenue, as compared to the year ended December 31, 2013, in which we closed on 481 homes at an average sales price of approximately $238,000 per closed home, generating approximately $114 million of revenue. The number of housing contracts (net of cancellations) signed in 2014 increased 115% compared to 2013, and at December 31, 2014, we had 331 homes in backlog with a sales value of approximately $85.8 million compared to 167 homes in backlog with a sales value of approximately $39.9 million at December 31, 2013.

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

Significant expertise in our core markets. We have been engaged in the business of homebuilding, community development, and land sales since 1970, and we have significant geographic expertise in the Florida, Arizona, and North Carolina markets. In addition, as a result of our experience in developing communities for the active adult population for almost two decades, we have market expertise in serving the housing and lifestyle aspirations of the vast Baby Boomer population. Our management team has a deep understanding of the active adult and primary residential markets and the preferences of the buyers in these markets. We also supplement our expertise in our markets by utilizing a research-based approach to understanding the lifestyle preferences of these buyer markets.

Favorable demographics and real estate market recovery. In the active adult market, we believe the demographic trends and lifestyle aspirations of aging Baby Boomers provide us with a favorable environment for future business.

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

Business Strategy

Our primary business is homebuilding, which includes the acquisition, development and building of active adult and primary residential home communities, in Florida, Arizona and North Carolina. Our core business strategies, which we believe give us long-term competitive advantages relative to other builders, are intended to promote our growth, drive profitability and generate cash liquidity, and are summarized below.

Serve the lifestyle and housing needs of the 55+ active adults. Millions of Baby Boomers will continue to age toward and reach retirement. This demographic supports a growing interest in lifestyle-oriented, age-qualified communities, especially throughout the Sun Belt. We serve the lifestyle and housing needs of these active adults with innovative communities uniquely tailored to their lifestyle ambitions through our existing Solivita and Vitalia communities in Florida, our existing CantaMia and future Encore communities in Arizona, and our future Creekside community in North Carolina at Bethpage.

Strategically expand our primary segments to capitalize on market recoveries. We focus on strategic development of land and communities to ensure sales of homes in high buyer-demand environments, which will allow us to obtain higher home prices and gross margins. We employ a deliberate land acquisition strategy focused on making prudent investments in high-demand markets in addition to exploring opportunities to broaden our geographic footprint. We also intend to maximize near-term value through developing communities where appropriate on our existing buildable land positions.

Active Adult. We currently operate our active adult segment in select Florida and Arizona markets. We have recently expanded into the North Carolina market, which we believe will generate attractive investment returns. We are committed to buying land that we believe can be developed profitably in the near term.

Primary Residential. We are focused on deploying capital to the improving primary residential sector. In markets that we believe will generate high return profiles and strong margins, we are actively buying land and developing primary residential communities for first-time and move-up buyers.

Maintain core focus on operational improvements to drive profitability while managing construction and labor costs. We utilize proven technologies and processes to drive profitability as well as strategies and procedures designed to streamline our homebuilding operations. With keen insight into our customers’ buying habits, we are simplifying processes and employing value-engineering practices to help us deliver high-quality, well-built homes with the value our customers expect and the margins that enhance our profitability.

Exercise prudent balance sheet management to maintain ample liquidity for growth. We believe that it is critical for us to maintain a strong balance sheet with ample liquidity so that we can service our debt obligations, support on-going homebuilding operations, and take advantage of growth opportunities in our core markets as the housing market recovers. As of December 31, 2014, we had $180 million of cash and cash equivalents, an undrawn $105 million senior secured credit facility, and $300 million of outstanding debt.

Profitably monetize non-core commercial and industrial assets and scattered lots. We continue to opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. We sold $32.6 million under this plan in 2014 for a profit of $10.6 million and $16.3 million in 2013 for a profit of $8.2 million. We expect this activity to decrease in the future as our inventory of non-core land positions decreases.

Factors Affecting Our Results of Operations

Our business is significantly influenced by a number of factors that affect our revenues, costs and capital expenditures, including those described below. In managing our business and the influence of these factors, we track several key operating metrics described below. This discussion includes forward-looking statements that are based on our current expectations. See ‘‘Risk Factors’’ and ‘‘Forward-Looking Statements.’’

Revenue Factors

General market conditions. Demand for housing in the United States is driven by a variety of factors including, among other things, population growth, household income, mortgage rates, affordability, consumer confidence and employment levels. The supply of available housing varies from time to time based on a number of factors, including, among other things, home starts, inventories of existing homes available for sale and activities of speculative investors. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new home sales remain low compared with historical levels. We believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

Demographic trends. Our business focuses on first-time buyers, move-up buyers, and the active adult population. Accordingly, demographic trends have an impact on our results of operations. We believe that we will benefit from the long-term growth in demand for active adult communities as a result of the Baby Boomer generation entering their retirement years.

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

Our Operations

Our primary business is homebuilding, which includes the acquisition, development and building of active adult and primary residential home communities in Florida, Arizona, and North Carolina. For further information regarding our financial condition and results of operations, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Active Adult Community Development

A primary component of our business is the development of active adult communities and the construction and sales of residences within those communities. We intend to grow the business and continue to seek and evaluate opportunities to expand our active adult operations both in terms of assets and geography. Our current major active adult communities include:

Solivita

Solivita comprises approximately 10,387 lots on 7,193 acres in Central Florida, south of the Orlando metropolitan area. Solivita offers its residents numerous activities year round through the community’s Lifestyles program and approximately 148,000 square feet of recreation facilities. These facilities include two fitness centers, 14 heated swimming pools, restaurants, arts and crafts rooms, a café, and other meeting and ballroom facilities. We also developed and own two 18-hole championship golf courses. The community’s activity park houses a variety of sports and games facilities, including an official softball field, bocce ball courts, six shuffleboard courts, pickleball courts, tennis courts, horseshoe pits, dog parks and an outdoor pavilion. Social activities at Solivita include its 210 clubs, including such diverse interests as photography, pickleball, softball, theatre and motorcycle riding and Veterans affairs.

Solivita commenced active sales in 2000. From inception, we have closed 3,924 of the 5,887 planned residences and approximately 7,000 individuals reside in the community as of December 31, 2014.

CantaMia

CantaMia is a 1,696 lot active adult community located on 541 acres in the Estrella Mountain Ranch master planned community in Goodyear, Arizona, west of Phoenix. Residents have exclusive use of the 30,000 square foot recreation and lifestyle facility that has, as its focal point, a ten acre man-made lake system.  Amenities include an exercise facility, indoor/outdoor swimming pools, a demonstration kitchen, a library, a technology center, rooms for arts/crafts and games, a movement studio for yoga and aerobics, and a café.  CantaMia also has space for outdoor sporting venues, including swimming, softball, pickleball, bocce ball, tennis and horseshoes.

Sales began in February 2010, and the grand opening of the recreation facility occurred in March 2011.  A total of 318 units have closed as of December 31, 2014.

Vitalia at Tradition

Vitalia at Tradition (“Vitalia”) is a 1,144 lot, 452-acre active adult community located in St. Lucie County, Florida, between Vero Beach and West Palm Beach on Florida's east coast.  We acquired this property in 2009 in its partially developed condition.  We have completed new model homes and the recreational center amenity, and have commenced development of additional roadways. A total of 305 homes have closed since 2009 as of December 31, 2014.

Encore at Eastmark

Encore at Eastmark ("Encore") will be our latest active adult community in the Arizona market and will be located in the Southeast Valley of metropolitan Phoenix, in the City of Mesa, Arizona. Encore is a 310-acre master planned community, located within the much larger master-planned community of Eastmark, currently under development by DMB, Inc. Encore will offer four different product lines designed for the active adult demographic, encompassing 905 lots.

The sales office and model complex are scheduled to open in early 2015, with housing starts following shortly thereafter. The amenity complex is currently under construction and planned to open in 2016. Amenities will include up to 15,000 square feet of air conditioned space offering exercise, yoga, locker rooms, swim, spa, tennis, pickleball, and multi-use rooms.

Creekside at Bethpage

Creekside is our first entry into the Raleigh/Durham market. This community is part of the larger Bethpage mixed-use development, which consists of residential, retail, multifamily and commercial uses. Creekside is a 292-acre parcel with a preliminary total of 653 lots that will be age-restricted and target the active adult segment. Creekside will have four different product lines ranging from 1,200 to 2,600 square feet.

The sales center and model complex are in the development process with an estimated opening of the summer of 2015. The amenities will begin construction in the third quarter of 2015 and will consist of a 15,000 square foot clubhouse with tennis courts, pickle ball courts, bocce ball, an urban garden, and a swimming pool. The amenities are estimated to open in the spring of 2016.
Primary Residential Community Development

The primary residential market continues to improve since the housing downturn and we believe continued investment in this segment will provide us with a balanced portfolio. In the second half of 2013, we acquired five new communities in the Phoenix market and began home sales and construction on these lots in late 2014 along with current building in our existing communities in the Phoenix market. Additionally, we are expanding within our existing communities in Central Florida, and have also acquired communities and lots through the Royal Oak Homes acquisition. In addition, we are expanding into new primary markets in North Carolina and Jacksonville, Florida.

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
The acquisition complements our well-established, existing presence in the Poinciana, Florida market. With over 2,500 primary residential lots owned or controlled at the time of the acquisition, Royal Oak enhances our position in this key growth market. The purchase of Royal Oak gives us a more balanced company with broader customer segmentation focus and advances our growth strategy in the near-term in the Central Florida marketplace.

Segment Information

Our reportable segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note 14 "Reportable Segments" to the Consolidated Financial Statements included in Part II.

Trademarks

We have federally registered trademarks and service marks or pending applications for federal registration for several of our entities, operations and communities, including AV Homes™, Joseph Carl Homes™, Stonegate®, Solivita™, Royal Oak Homes™ and CantaMia™.

Employees

At December 31, 2014, we employed 214 individuals on a full-time or part-time basis. Relations with our employees are satisfactory and there have been no work stoppages.

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

Construction

Construction time for our homes depends on the availability of labor and materials, the type and size of the home, location and weather conditions. Construction of a home in our active adult communities or primary residential communities is typically completed within five months following commencement of construction.

We act as the general contractor for the construction of our communities. We typically engage subcontractors on a project-by-project basis to complete construction at a negotiated fixed price. Agreements with our subcontractors and material suppliers are generally entered into after competitive bidding. Our subcontract agreements typically require the subcontractor to meet certain insurance requirements and to indemnify us against claims related to their work. Our project managers and superintendents supervise the construction of each home, schedule and manage the activities of subcontractors and suppliers, subject their materials and work to quality control standards and assure compliance with zoning and building codes.

Purchase of Raw Materials

We engage several suppliers in each region in order to eliminate or minimize any shortages in materials or labor. To date, we have experienced no such shortages. We also have national supplier contracts for certain items such as appliances where economies of scale can be leveraged. We choose each of our suppliers based on price, quality, reputation, scalability and ability to meet our construction timelines. We do not maintain inventories of construction materials except for materials being utilized just-in-time for homes under construction.

Prices of materials may fluctuate due to various factors, including demand or supply shortages, which may be beyond the control of our suppliers. Although we have historically been able to offset increases in the costs of materials and labor with increases in the prices of our homes, we may not be able to do so in the future because sales of homes are frequently made in advance of construction. In the ordinary course of business, our construction budgets contain a contingency amount for price increases.

Purchase of Land

We buy improved lots and tracts of raw land or unimproved lots that require development. Although recent land purchases have been predominantly improved lots, we have historically purchased raw land and developed that land into lots ourselves. Generally, earnest money deposits on new land purchases have historically ranged from 5% up to 20% of the final purchase price. Our liability, in the event we do not perform as agreed in the terms of the option contract, is generally forfeiture of our earnest money deposit to the land seller.

Marketing and Sales

We market our homes through a variety of means, including the use of model homes, newspaper and magazine advertising and increasingly through internet exposure via our website, online and social media. We also seek to customize our marketing efforts based on location to address the needs and preferences of local homebuyers. We employ approximately 60 sales professionals who are compensated through a combination of salaries and sales commissions to encourage and reward increased sales performance. We employ a customer relationship management system to track our traffic and automate follow-up with our contact lists.

We use model homes at each community to provide home buyers the opportunity to view fully furnished and landscaped model homes. We typically use one or more model homes in each community. Additionally, in our active adult communities, we have homes that we use as Discovery Day units. These homes are used for prospective buyers to stay for short periods of time for exposure to the overall experience of the community.

In order to provide a more tailored product, our home buyers have the option of customizing their homes through our design center services. Each floor plan has available options that may be added or modified in order to suit the requirements of individual homebuyers.

We record a home as sold pursuant to a written sales contract that usually requires the homebuyer to make a cash deposit. Such sales contracts contain contingencies such as the ability to receive mortgage financing. We have preferred relationships with select providers to provide customer financing and title services. In connection with our sales process, we generally require all of our buyers to pre-qualify with a preferred mortgage financing provider.

We conduct pre-closing home orientation and post-closing surveys for the homebuyer, which we believe is an integral part of our customer service program. We conduct home orientations with homebuyers immediately before closing. Prior to these orientations, we inspect the home and create a list of unfinished construction items and address outstanding issues promptly. We believe that delivering a high-quality finished home to our homeowners enhances our reputation for quality and service. Typically, we engage an outside firm to conduct comprehensive follow-up surveys with our homeowners to determine their level of satisfaction several months after closing. These surveys provide us with valuable feedback on the quality of the homes we deliver and the services we provide.

Competition

The homebuilding industry is highly competitive.  Homebuilders compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor.  We compete with other local, regional and national homebuilders, often within larger subdivisions, that are designed, planned and developed by such homebuilders.  We also compete with the resale market, including within our own communities, as well as foreclosure sales and the rental market.  In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business.  These competitive conditions in the homebuilding industry can affect our business and financial results through lower sales, lower selling prices, increased selling incentives, lower profit margins, impairments in the value of inventory and other assets, difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms, and delays in construction of our homes.

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

The homebuilding industry, which is cyclical and affected by a variety of factors, recently underwent a significant downturn.  Although the industry has experienced some recovery, including in our largest markets of Florida and Arizona, homebuilding remains below historic levels and the duration and ultimate speed of the ongoing recovery remain uncertain. Deterioration in industry conditions or in broader economic conditions could have additional material adverse effects on our business and financial results.

The homebuilding industry is highly cyclical and is significantly affected by changes in industry conditions, as well as changes in global and local economic conditions, such as:

•	employment and income levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale or rent;

•	demographic trends; and

•	housing demand.

Changes in these conditions may occur on a national scale, as was the case in the recent downturn and ongoing recovery, or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect markets, they could have a proportionately greater impact on us than on other homebuilding companies with smaller presences in these locally affected markets. Our current operations are concentrated in the markets of Florida and Arizona, which were more adversely affected by the recent downturn and, as a result, the downturn had a more substantial impact on our business and financial results than some of our competitors.

The downturn in the homebuilding industry that occurred from 2006 to 2011 was one of the most severe housing downturns in U.S. history. The housing market continues to recover from the significant decline in the demand for new homes and the significant reductions in the availability of financing for homebuyers that marked the downturn. As a result of the downturn, we experienced material reductions in our home sales and homebuilding revenues, and we have incurred and may incur in the future material inventory impairments and losses. Although market conditions have been generally improving since 2012, the reversal of the recent recovery or slower than anticipated improvements nationally or in any of our markets would have a further material adverse effect on our business, liquidity and results of operations.

Homebuilding is very competitive, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions that are designed, planned and developed by such homebuilders. We also compete with home sales by others, foreclosures and rental properties. In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business. These competitive conditions in the homebuilding industry can affect our business and result in:

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

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can adversely impact our ability to sell new homes, depress new home prices and reduce margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but can also reduce appraisal valuations for new homes, potentially resulting in lower sales prices. Recent indicators continue to show that the glut of foreclosures in the Arizona market is abating but that Florida may continue to see foreclosures for some time. It is difficult to calculate the total number of units at foreclosure risk due to potential “shadow inventory.”  Shadow inventory can occur when lenders put properties that have been foreclosed or forfeited to lenders on the market gradually, rather than all at once, or delay the foreclosure process.

TPG Aviator, L.P. is a significant stockholder and may have conflicts of interest with us in the future.

TPG Aviator, L.P. ("TPG Aviator") owned approximately 41.7% of our common stock as of December 31, 2014, and is our largest single stockholder. In addition, so long as TPG Aviator owns at least 10% of our issued and outstanding common stock, TPG Aviator has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders' interests. In addition, if TPG Aviator were to sell or otherwise transfer all or a large percentage of its holdings our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

In connection with TPG Aviator's June 2013 investment in us, we entered into a stockholders agreement with TPG Aviator, pursuant to which we granted TPG Aviator certain rights that may restrict our ability to take certain actions in the future. Under the stockholders agreement, we agreed to increase the size of our board of directors to ten members and, assuming TPG Aviator and its affiliates hold at least 80% of our common stock they held, or were deemed to hold, at closing of TPG Aviator's investment, then TPG Aviator is entitled to nominate four directors, of which all four have been designated.

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

In addition, we agreed to constitute each of our compensation committee and finance committee as a five member committee and (i) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 15%, TPG Aviator has the right to have two board members appointed to each such committee, and (ii) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5% but less than 15%, TPG Aviator has the right to have one board member appointed to each such committee. For so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5%, each other committee of our board will be constituted as three member committees, and TPG Aviator has the right to have one board member appointed to each such committee.

In addition, for so long as TPG Aviator's ownership percentage of our common stock is equal to or greater than 5%, the rights and responsibilities of the finance committee of the board will include (1) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (2) any redemption, purchase, repurchase or other acquisition of securities by AV Homes or any subsidiary, other than in connection with equity compensation arrangements, (3) any incurrence of indebtedness or certain debt-like obligations, with limited exceptions, (4) any hiring or firing of members of senior management, (5) any land or builder acquisitions or dispositions, any acquisitions or dispositions of subsidiaries or any other acquisitions or dispositions, in each case, that are greater than $5.0 million (including total expected capital requirements and development costs), (6) any capital expenditures or land commitments over an agreed upon budget, as approved by our board of directors, or otherwise greater than $10.0 million, and (7) any entry into new markets or lines of business. During such period, the rights and responsibilities of the compensation committee will include (1) any adoption of any new, or expansion of any existing, equity incentive plan and (2) any changes to, or the adoption of, any compensation arrangements for any members of our board of directors or our senior management. During such period, our board may not approve such matters without the requisite committee approval, which in most cases will require the approval of at least one of the committee members appointed by TPG Aviator.

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

Our business is capital intensive and requires access to sufficient capital.

Our business is capital intensive and requires significant up-front expenditures to acquire land and begin development. We must make significant capital expenditures to commence development of a community and bear the costs of the development until we sell the homes. Accordingly, our ability to access capital is a key factor in our ability to cover our operating expenses, service our indebtedness, and fund our other liquidity needs. We expect to seek and raise additional capital from time to time from a variety of sources, including bank financings and/or securities offerings, to cover our liquidity needs and grow our business.  Deterioration in our creditworthiness would require significant management time and effort, in addition to management's primary task of running our homebuilding business, and make it difficult and costly for us to access debt capital or engage in other ordinary course financing transactions, including the provision of credit support to community infrastructure financing transactions relating to our new developments. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect our sales and future results of operations and cash flows.

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

Our ability to make scheduled payments on or refinance our debt obligations, including the 7.5% Senior Convertible Notes due 2016, the 7.5% Senior Exchange Convertible Notes due 2016 and the 8.5% Senior Notes due 2019 (collectively, the "Notes"), depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. If we are significantly and negatively impacted by any of the foregoing, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes as the same shall become due and payable.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Notes. Under such circumstances, we may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the revolving credit facility and the indentures that govern the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

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

Any future indebtedness may contain financial and operating restrictions that may affect our ability to operate our business.

Agreements governing any future indebtedness may contain restrictions on our ability to incur indebtedness, grant certain liens to support indebtedness, enter into certain affiliate transactions and make certain distributions. These covenants could adversely affect our ability to finance our future operations or capital needs, engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. In particular, any future restrictions on our ability to incur additional indebtedness may limit our ability to undertake new large scale development opportunities, and may thereby adversely affect our future growth and results of operations.

The terms of the credit agreement governing our revolving credit facility and the indentures governing the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The indentures governing the Notes contain and the credit agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the business we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our revolving credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

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

We may be unable to purchase the notes upon a fundamental change.

We may not have the funds necessary to fulfill our obligations under the 7.5% Senior Convertible Notes due 2016 and the 7.5% Senior Exchange Convertible Notes due 2016 following a “fundamental change” as defined in each indenture governing the 7.5% Senior Convertible Notes due 2016 and the 7.5% Senior Exchange Convertible Notes due 2016.  Upon the occurrence of a defined fundamental change, which definition includes a change of control (whether it be voluntary or involuntary), we will be required to offer to repurchase all of the applicable outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. Similarly, our 8.5% Senior Notes due 2019 require us to repurchase all or a portion of the outstanding notes at 101% of their principal amount, plus accrued and unpaid interest upon certain change of control transactions.  However, we may not have sufficient funds at the time of any such event to make the required repurchase of the notes.  Our failure to make or complete an offer to repurchase notes in connection with any such event would place us in default under each indenture governing the applicable notes.

We have contingent liabilities, and if any of such liabilities are called upon, it could have an adverse effect on our liquidity and results of operations.

Certain of our communities have homeowners associations ("HOAs"), and we plan to have HOAs at most of our future communities.  In most of our existing communities, HOA dues paid by residents are insufficient to pay for all operating expenses and, therefore, we subsidize those HOAs.  We expect that to be the case in new communities as well in the early stages of selling out those communities.  Pursuant to these arrangements, we may become obligated to make greater payments, if assessments levied on and paid by homeowners are insufficient to cover the HOAs operating expenses when due.

In the event that we are called upon to satisfy these contingent liabilities, or any other contingent liabilities that may arise in the ordinary course of business but that have not come to our attention to date, it could have an adverse effect on our results of operations and financial condition.

We have a significant number of development liabilities related to our predecessor and its affiliates, over which we have little or no control as to the dates that payment may be required, and which could have an adverse effect on our results of operations.

We have a significant number of development liabilities related to our predecessor and its affiliates, most of which relate to class action settlement agreements entered into by us in 1974 and the bankruptcy of our predecessor and its affiliates in the mid-1970s (collectively, the “Orders”).  Among other things, under the Orders, we are obligated to install certain utility infrastructure to lots sold by us in Rio Rico, Arizona and Poinciana, Florida prior to such Orders (“Affected Lots”). Historically, we have identified such contingent obligations with respect to the Orders as evaluated by the reports of various independent engineers. Our estimate of the liability has been accrued and is included in the Estimated Development Liability for Sold Land line item in our consolidated balance sheet as of December 31, 2014.  If a significant number of the owners of the Affected Lots require AV Homes to install infrastructure in Rio Rico or Poinciana, it is possible that it would have a material impact on our liquidity.

Reductions in the availability of mortgage financing has adversely affected our business in the past and may impact our business further in the future.

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

A significant percentage of our customers finance their home purchases through lenders that provide mortgage financing.  Increases in interest rates could lower demand for new homes because monthly mortgage costs to potential homebuyers would increase.  Even if potential new homebuyers do not need financing, changes in interest rates could make it harder for them to sell their existing homes to potential buyers who need financing.  This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts often include a financing or other contingencies.  Financing contingencies permit buyers to cancel sales contracts in the event that mortgage financing at prevailing interest rates is unobtainable within the period specified in the contract.  This contingency period is typically four to eight weeks following the date of execution of the sales contract.  Our exposure to such financing contingencies renders us vulnerable to changes in prevailing interest rates.

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

We believe that the elevated cancellation rate experienced in recent years has been and continues to be largely a result of reduced homebuyer confidence as a result of price declines and the number of foreclosures and the difficulties surrounding obtaining mortgage financing.  A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations.  These factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise again in the future.  Any increase in cancellations of home sales orders in backlog may have a material adverse impact on our results of operations.

Declines in home prices and sales order activities in Florida, Arizona and North Carolina would materially and adversely impact our results of operations because we conduct our homebuilding business in these states.

Our operations are concentrated in regions that were among the most severely affected by the economic downturn. Home prices and sales activities in these states declined significantly since the end of 2006 and at a greater rate than the country as a whole. While we have seen improvement in these markets in recent years, if these states experience further economic difficulties, such conditions may adversely affect the market for our homes in those affected areas. Because our operations are currently limited to Florida, Arizona and North Carolina, declines in home prices and sales activity in any of those states could adversely affect our results of operations.

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

Elimination or reduction of the tax benefits associated with owning a home could dissuade potential customers from buying our homes and adversely affect our business or financial results.

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

We incur many costs before we begin to build homes in a community.  Depending on the stage of development a land parcel is in when acquired, such costs may include costs of preparing land; finishing and entitling lots; installing roads, sewers, water systems and other utilities; building amenities in our age-restricted and age-targeted communities; taxes and other costs related to ownership of the land on which we plan to build homes; and promotional marketing and overhead expenses to prepare for the opening of a new home community for sales. In addition, local municipalities may impose requirements resulting in additional costs.  If the rate at which we sell and deliver homes slows or falls, or if we delay the opening of new home communities for sales due to adjustments in our marketing strategy or other reasons, we may incur additional costs, and it will take a longer period of time for us to recover our costs.

We are dependent on the services of our senior management team and certain of our key employees, and the loss of their services could hurt our business.

We believe that our management's experience is a competitive strength, and that our future success depends upon our ability to retain these executives. In addition, we believe that our ability to attract, train, assimilate and retain new skilled personnel is important to the success of our business. If we are unable to retain our senior management team and certain of our key employees, or attract, train, assimilate or retain other skilled personnel in the future, it could hinder the execution of our business strategy.

Our current efforts to grow and expand our operations could have a material adverse effect on our cash flows or profitability.

We recently announced the formation of a new Carolinas division and the acquisition and development of property in North Carolina and we continue to consider opportunities for growth, in both our existing markets and in new markets. Additional growth of our business, either through increased land purchases, the development of larger projects or the acquisition of existing homebuilders may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or new businesses could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets or businesses. In addition, if we acquire other homebuilders, such as our recent acquisition of Royal Oak Homes LLC, such acquisitions could be difficult to integrate with our operations and could require us to assume unanticipated liabilities and expenses. Acquisitions also involve numerous risks, including the risk of impairing inventory and other assets related to the acquisition, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

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

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOL”), and we may generate additional NOL in 2015.  Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward the NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years. We have recorded a valuation allowance against our net deferred tax assets that include the NOL (and certain related tax credits) that we have generated but have not yet realized.  At December 31, 2014, we had deferred tax assets, net of deferred tax liabilities, totaling $129.9 million against which we have provided a full valuation allowance.  Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits, and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

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

For a number of years, we have been increasing our reliance on computers and digital technology. Many of our files have been digitized and more of our employees are working in almost paperless environments. We have also made changes, some significant, to our hardware and software environments and some of these transitions have not been successful, taken longer than anticipated and/or are still in progress. All of these activities may give rise to material cyber security risks and potential costs and consequences that cannot be estimated or predicted with any certainty. We have outsourced a number of our IT functions including IT support of our infrastructure and software. We are continuing to take steps to secure our confidential information from our vendors as well as third parties who may be seeking to infiltrate our systems. At this time we do not have any specific insurance for cyber security events. Management will continue to monitor our IT environment and determine whether our business operations merit further insurance coverage. Although are not aware of any cyber-attacks to date, we consider a future cyber-attack a material concern that could have severe financial and other business implications.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

Issuances of shares of common stock upon conversion of our 7.5% Senior Convertible Notes due 2016 and the 7.5% Senior Exchange Convertible Notes due 2016, as well as the issuance of a substantial number of shares of our common stock or other equity-related securities either for new consideration or in connection with restructuring existing indebtedness, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Any such future issuances could dilute the ownership interests of stockholders, and we cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock, nor can we predict our future needs to fund our operations or balance sheet with future equity issuances.

ITEM 1B . UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 8601 N. Scottsdale Road, Suite 225, Scottsdale, Arizona 85253. Our homebuilding divisions lease office space in the geographic locations in which they conduct their day-to-day operations.
Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course. Such properties are not included in response to this Item.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

The following table includes information with respect to all persons serving as executive officers of AV Homes as of the date of this Form 10-K.  Officers of AV Homes are elected annually to serve until they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience

Roger A. Cregg	58
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

Michael S. Burnett	47
Mr. Burnett has served as our Executive Vice President and Chief Financial Officer since October 2013. Prior to this, Mr. Burnett served as Group Vice President, Finance, Treasury and Investor Relations for JDA Software Group, Inc., a leading global software provider offering supply chain management solutions, from November 2009 to October 2013. Previously, he served as Chief Financial Officer for American Traffic Solutions, Inc., a leading provider of technology and business solutions for traffic safety and electronic toll collection programs worldwide. He also served as Senior Vice President and Treasurer and held various financial roles for Allied Waste Industries, Inc. from 1998 to 2008. Mr. Burnett began his career as a certified public accountant with Arthur Andersen LLP, from 1990 to 1998, providing audit and business advisory services.

Joseph C. Mulac III	53
Mr. Mulac has served as our Executive Vice President since October 2010.  Since April 2009, Mr. Mulac has served as Chief Executive Officer of Joseph Carl Homes, LLC (n/k/a AV Homes of Arizona, LLC), which became our wholly-owned subsidiary in October 2010.  From March 2003 to April 2009, Mr. Mulac held the position of Division President and then Group President for the Engle Homes division of Technical Olympic USA. He served as Division President for Standard Pacific from 1998 to March 2003. Mr. Mulac held various manager positions with UDC Homes from 1988 to 1998.

S. Gary Shullaw	36
Mr. Shullaw has served as our Executive Vice President, General Counsel and Corporate Secretary since November 2014.  From November 2009 through November 2014, he worked for ON Semiconductor Corporation, a semiconductor manufacturing company, where he served as Senior Corporate Counsel.  From 2008 to 2009, Mr. Shullaw was a corporate and securities associate at the law firm of DLA Piper and from 2005 to 2008 he was a corporate associate at Quarles & Brady, LLP.

No executive officer of AV Homes has any family relationship with any other executive officer or director of AV Homes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “AVHI”. There were approximately 3,045 record holders of common stock at February 19, 2015.

The high and low sales prices per share, as reported, for each fiscal quarter during the last two years were:

Quarter Ended	2014		2013
	High	Low	High	Low
March 31	$20.69	$17.44	$15.28	$12.97
June 30	$18.47	$16.35	$17.73	$12.09
September 30	$16.32	$14.60	$17.64	$15.42
December 31	$15.54	$13.28	$20.17	$17.36

We have not declared any cash dividends on common stock since our incorporation and have no current plan to pay cash dividends. During the year ended December 31, 2014, we did not repurchase any outstanding shares of common stock.
Performance Graph
The following line graph compares for the fiscal years ended December 31, 2010, 2011, 2012, 2013, and 2014 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on our common shares, with (b) the cumulative total return of the NASDAQ Market Index, and with (c) the Dow Jones Home Construction Index. The Dow Jones Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG AV HOMES, INC., NASDAQ MARKET INDEX, AND PEER INDEX

Fiscal Year Ended December 31, 2014

	2009	2010	2011	2012	2013	2014
AV Homes	100.00	116.52	42.21	83.60	106.82	85.66
NASDAQ Market Index	100.00	112.78	112.78	127.90	165.76	184.64
Dow Jones Home Construction Index	100.00	100.44	96.54	175.41	192.56	206.71
* Assumes $100 invested on December 31, 2009, and the reinvestment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
Dollars in thousands (except share and per share data)

	Years ended December 31
	2014	2013	2012	2011	2010
Operating Data
Revenues	$285,913	$143,700	$107,487	$88,982	$59,138

Loss from operations before income taxes	(1,649)	(8,272)	(87,683)	(165,704)	(36,057)

Income tax (expense) benefit	—	—	—	(473)	375

Net loss (including net loss attributable to non-controlling interests)	(1,649)	(8,272)	(87,683)	(166,177)	(35,682)

Net income (loss) attributable to non-controlling interests	329	1,205	2,552	(296)	(574)

Net loss attributable to AV Homes stockholders	$(1,978)	$(9,477)	$(90,235)	$(165,881)	$(35,108)

Basic and Diluted Earnings (Loss) Per Share Data
Net income (loss) attributable to AV Homes Stockholders (1)	$(0.09)	$(1.34)	$(7.19)	$(13.33)	$(3.07)

Balance Sheet Data
Cash and cash equivalents	$180,334	$144,727	$79,815	$124,316	$115,502
Inventory	383,184	240,078	171,044	180,067	248,909
Total assets	668,886	466,728	337,871	409,056	545,451
Notes payable	299,956	105,402	105,402	105,402	77,057
Stockholders' equity (2)	286,740	286,101	166,172	254,197	418,490

Shares outstanding	22,072,098	21,986,378	12,827,283	12,942,502	12,900,626
Stockholders' equity per share	$12.99	$13.01	$12.95	$19.64	$32.44

(1)	The deemed dividend related to the beneficial conversion feature of $11,894 had an impact of ($.75) per share on earnings for the year ended December 31, 2013.

(2)
These figures exclude cumulative non-controlling interests, which are classified in consolidated stockholders' equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in LLCs which we consolidate for financial reporting purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this annual report.

In the preparation of our financial statements, we apply accounting principles generally accepted in the United States (“GAAP”). The application of GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. For a description of our accounting policies, please see Note 1 "Basis of

Financial Statement Presentation and Summary of Significant Accounting Policies" to the Consolidated Financial Statements included in Part II of this report.

Overview

We are engaged in the business of homebuilding, community development and land sales in Florida, Arizona and North Carolina. We also engage to a limited degree in other real estate activities, such as the operation of amenities. We manage our business through three reportable segments:

•	the development, sale and management of active adult communities;

•	the development and sale of primary residential communities; and

•	the sale of commercial, industrial or other land.

For the year ended December 31, 2014, we derived 46% of our revenues from active adult, 42% of our revenues from primary residential and 12% of our revenues from commercial, industrial and other land segments, respectively.

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

Solivita and Vitalia, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, currently serve as our flagship communities in the active adult segment. In addition, we are adding active adult communities in Raleigh-Durham, North Carolina and Mesa, Arizona, named Creekside at Bethpage and Encore at Eastmark, respectively. These communities will broaden our geographic footprint and product offering, and should provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

Our selling community count at December 31, 2014 includes 27 locations--18 in Florida, six in Arizona, and three in North Carolina, with additional communities in the pipeline for each state. As of December 31, 2014, we had 24 communities that were closing and delivering homes--17 in Florida, five in Arizona, and two in North Carolina, with additional communities in the pipeline for each state.

The primary residential market continues to improve and we continue to invest in this area to create a more diversified portfolio that mitigates cyclical impact over time. In the second half of 2013, we acquired five new communities in the Phoenix market and began home sales and construction on these lots in late 2014 along with current building in our existing communities in the Phoenix market. Additionally, we are expanding within our existing communities in Central Florida, and have also acquired communities and lots through the Royal Oak Homes acquisition. In addition, we are expanding into new primary markets in North Carolina and Jacksonville, Florida. Replacement lot positions may require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

2014 Highlights

During 2014, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, as well as the acquisition of homebuilder operations, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the increase in the number of homes sold and closed, (iv) the profitable sale of non-core asset positions, and (v) the successful completion of raising additional debt capital for continued growth and operational opportunities.

The following table provides a comparison of certain financial data related to our operations (in thousands):

For the year ended December 31

	2014	2013	2012
Operating income (loss):
Active adult communities:
Revenues:
Homebuilding	$124,372	$69,362	$36,018
Amenity	7,960	7,227	7,014
Total revenue	132,332	76,589	43,032

Expenses:
Homebuilding (1)	98,992	55,543	31,619
Homebuilding selling, general and administrative	17,097	12,605	13,150
Amenity	7,887	8,013	7,182

Segment operating income (loss)	$8,356	$428	$(8,919)

Primary residential communities:
Revenues:
Homebuilding	$118,799	$45,611	$33,496
Amenity	2,127	2,451	2,440
Total revenue	120,926	48,062	35,936

Expenses:
Homebuilding (2)	99,892	36,255	27,760
Homebuilding selling, general and administrative	17,264	6,930	5,805
Amenity	1,932	2,440	2,380

Segment operating income (loss)	$1,838	$2,437	$(9)

Land sales:
Revenues	$32,596	$16,303	$26,595
Expenses	22,003	8,111	18,581
Segment operating income	$10,593	$8,192	$8,014

Other operations:
Revenues	$59	$528	$598
Expenses	58	546	(33)
Segment operating income (loss)	$1	$(18)	$631

Operating income (loss)	$20,788	$11,039	$(283)

Unallocated income (expenses):
Interest income and other	$447	$2,218	$1,326
Loss on repurchase of 4.50% Notes	—	—	(1,144)
Equity income (loss) from unconsolidated entities	(16)	(101)	259
Corporate general and administrative expenses	(15,941)	(15,975)	(16,148)
Interest expense	(5,805)	(2,830)	(7,973)
Other real estate expenses	(1,076)	(2,904)	(6,312)
Impairment of land developed or held for future development	—	281	(57,408)
Income (loss) before income taxes	$(1,603)	$(8,272)	$(87,683)

Income tax expense	—	—	—
Net (income) loss attributable to non-controlling interests	(329)	(1,205)	(2,552)
Net loss attributable to AV Homes	$(1,932)	$(9,477)	$(90,235)

(1)	Includes impairment charges for inventory of approximately $0, $32, and $1,620 for 2014, 2013, and 2012, respectively.

(2)	Includes impairment charges for inventory of approximately $0, $1, and $15 for 2014, 2013, and 2012, respectively.

Data from closings for the active adult and primary residential homebuilding segments for the years ended December 31, 2014, 2013, and 2012 is summarized as follows (dollars in thousands):

Years ended December 31,	Number of Units	Revenues	Average Price Per Unit

2014
Active adult communities	477	$124,372	$261
Primary residential	476	118,799	$250
Total	953	$243,171	$255

2013
Active adult communities	281	$69,103	$246
Primary residential	200	45,349	$227
Total	481	$114,452	$238

2012
Active adult communities	148	$36,012	$243
Primary residential	158	33,460	$212
Total	306	$69,472	$227

Fiscal Year 2014 Compared to Fiscal Year 2013

Consolidated Results

Overall revenue increased by $144.4 million or 102% to $285.9 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. Homebuilding and amenity revenue increased by $128.6 million or 103% to $253.3 million compared to the year ended December 31, 2013. The increase in homebuilding and amenity revenue was driven by an 98% increase in units closed and a 7% increase in the average sales price for homes closed. Revenue from land sales increased by $16.3 million or 100% during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to the sale of a multi-family property in Arizona for $13.9 million resulting in a gain of $2.3 million in the first quarter of 2014 and the sale of a land position in Florida in the third quarter of 2014 for $11.5 million resulting in a gain of $3.3 million. Homebuilding and amenity expenses increased by $121.3 million or 100%, consistent with the increase in revenue.

Corporate general and administrative expenses decreased slightly by $0.1 million to $15.9 million for the year ended December 31, 2014 compared to the same period in 2013. As a percentage of total revenue, corporate general and administrative expenses improved to 5.6% for the year ended December 31, 2014 compared to 11.3% for the same period in 2013. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense increased $3.0 million or 105% for the year ended December 31, 2014 compared to the same period in 2013. The increase in interest expense is primarily attributable to the $200.0 million issuance of 8.50% Notes on June 30, 2014, partially offset by an increase in capitalized interest due to an expansion of inventory under development in 2014 as compared to 2013. Interest costs incurred, prior to capitalization, increased from the prior year to $18.1 million for the year ended December 31, 2014 as compared to $9.3 million for the same period in 2013.

Net loss for the year ended December 31, 2014 was $1.9 million or ($0.09) per share compared to $9.5 million or ($1.34) per share for the year ended December 31, 2013. The net loss per share in 2013 includes a non-cash charge of ($0.75) per share for deemed dividends related to the recognition of a beneficial conversion feature embedded in the convertible preferred stock issued in the second quarter of 2013 and converted to common stock in the third quarter of 2013. The decrease in net loss for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to leveraging our overhead cost base with a significant increase in revenues, a decrease in other real estate expenses, and an increase in the profits from the sale of assets held for sale.

Homebuilding Operations

Homebuilding revenue increased 112% from $115.0 million to $243.2 million for the year ended December 31, 2014 compared to the same period in 2013 due to a 98% increase in closings and a 7% increase in average sales price. In the active adult segment, revenues increased $55.0 million or 79% over the prior period driven by a 70% increase in units closed due to higher absorption at our three existing active adult communities, predominantly in Florida, and a 6.1% increase in the average price per unit. The primary residential revenues increased $73.2 million or 160% over the prior period due to a 138% increase in units closed due to an increase in the number of communities in which we had closings from four to 21, and a 10.1% increase in the average price per unit due to changes in the mix of homes closed.

Gross margin from combined home closings decreased by 200 basis points to 18.2% from 20.2% for the year ended December 31, 2014 compared to the same period in 2013. Gross margin from active adult homebuilding increased by 500 basis points to 20.4% from 19.9% for the year ended December 31, 2014 compared to the same period in 2013 due to improved market conditions. Gross margin from primary residential homebuilding decreased to 15.9% from 20.5% for the years ended December 31, 2014 and 2013 primarily due to the 170 basis point impact of the 2014 acquisition of Royal Oak which has lower gross margins. Capitalized interest included in cost of sales for the active adult and primary residential segments was $3.0 million and $1.6 million, respectively, for the year ended December 31, 2014 and was $1.6 million and $0.9 million, respectively, for the same period in 2013.

Combined homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue decreased to 14.1% for the year ended December 31, 2014 from 17.0% for the same period in 2013, primarily driven by increasing revenue while containing our costs, partially offset by costs incurred to start up new selling communities which are not yet generating revenue. Homebuilding selling, general and administrative expenses for the active adult segment as a percentage of homebuilding revenue improved to 13.7% for the year ended December 31, 2014 compared to 18.2% for the same period in 2013 due to increased revenue, while containing our costs. Homebuilding selling, general and administrative expenses for the primary residential segment as a percentage of homebuilding revenue was 14.5% and 15.2% for the years ended December 31, 2014 and 2013, respectively. Overall improvements in cost leverage from the increased revenue were partially offset by the costs incurred to start up new selling communities which are not yet generating revenue.

Amenity net income (loss) for the year ended December 31, 2014 improved to $0.2 million from ($0.8) million for the year ended December 31, 2013.

Data from contracts signed for the active adult and primary residential homebuilding segments for the years ended December 31, 2014, 2013 and 2012 is summarized as follows (dollars in thousands):

Years ended December 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit

2014
Active adult communities	486	(52)	434	$114,671	$264
Primary residential	672	(112)	560	140,056	$250
Total	1,158	(164)	994	$254,727	$256

2013
Active adult communities	398	(53)	345	$81,712	$237
Primary residential	192	(74)	118	28,654	$243
Total	590	(127)	463	$110,366	$238

2012
Active adult communities	221	(55)	166	$40,522	$244
Primary residential	275	(48)	227	50,481	$222
Total	496	(103)	393	$91,003	$232

The total number of net housing contracts signed during the year ended December 31, 2014 compared to the same period in 2013 increased by 531 or 115%. The dollar value of housing contracts signed increased by $144.4 million or 131% over the same period in 2013. The increase in units and value were driven by improvements in both the active adult and primary residential segments. The number of net housing contracts signed for the active adult segment during the year ended December 31, 2014 increased by 89 or 26%, while the dollar value of housing contracts signed increased by $33.0 million or 40% compared to the same period in 2013 due to increased activity at our Vitalia and Solivita communities and an 11% increase in average sales price. The number of net housing contracts signed for the primary residential segment during the year ended December 31, 2014 increased by 442 or 375%, while the dollar value of housing contracts signed increased by $111.4 million or 389% compared to the same period in 2013. The increase reflects an increase in the number of selling communities from four to 24 as well as improved market conditions for both of our homebuilding segments.
During the year ended December 31, 2014, cancellations of previously signed contracts totaled 164 compared to 127 during the year ended December 31, 2013. As a percentage of the gross number of contracts signed, this represents 14% and 22% for the years ended December 31, 2014 and 2013, respectively. The 2013 cancellation rate was higher due to one primary residential community in Florida, which closed out in 2013, that experienced higher than normal rates.
The cancellation rate in the primary residential segment decreased to 17% in the year ended December 31, 2014 from 39% in the year ended December 31, 2013 driven by higher cancellation rates in our Florida communities in 2013 and was primarily attributable to customer mortgage qualification issues. The cancellation rate for the active adult segment decreased to 11% from 13% for the years ended December 31, 2014 and 2013, respectively.
Backlog for the active adult and primary residential homebuilding segments as of December 31, 2014, 2013 and 2012 is summarized as follows (dollars in thousands):

As of December 31,	Number of Units	Dollar Volume	Average Price Per Unit

2014
Active adult communities	84	$22,757	$271
Primary residential	247	62,996	$255
Total	331	$85,753	$259

2013
Active adult communities	127	$29,362	$231
Primary residential	40	10,500	$263
Total	167	$39,862	$239

2012
Active adult communities	63	$16,158	$256
Primary residential	122	26,906	$221
Total	185	$43,064	$233

The backlog of housing contracts as of December 31, 2014 compared to December 31, 2013 increased by 164 units or 98%, and the dollar value of backlog increased by $45.9 million or 115%. The increase in unit backlog was driven by the primary residential sector with the acquisition of Royal Oak Homes and the increase in communities in Arizona and North Carolina. The backlog of housing contracts in the active adult segment as of December 31, 2014 compared to December 31, 2013 decreased by 43 or 34%, and the dollar value decreased by $6.6 million or 22%, due to slower sales in Arizona in the third and fourth quarters of 2014, partially offset by an increase in the average price per unit of 17% . The backlog of housing contracts in the primary residential segment as of December 31, 2014 compared to December 31, 2013 increased by 207 or 518%, and the dollar value increased by $52.5 million or 500%.
As of December 31, 2014, our inventory of unsold (speculative) homes, both completed and under construction, was 258 units, as compared to 60 units as of December 31, 2013. The increase in speculative homes is due to increased community count, an expanded number of floor plans and the improved housing environment compared to the prior year. As of December 31, 2014, approximately 49% of unsold homes were completed compared to approximately 22% as of December 31, 2013.

The following is a breakdown of our land holdings in our active adult and primary residential communities as of December 31, 2014:

			Remaining Lots
	Total Lots (1)	Closed Lots	Developed	Partially Developed	Raw	Total Remaining Lots
Principal Communities
Active Adult Communities

Florida
Solivita	10,387	3,924	515	562	5,386	6,463
Vitalia at Tradition	1,144	305	73	335	431	839
	11,531	4,229	588	897	5,817	7,302

Arizona
CantaMia	1,696	318	304	—	1,074	1,378
Encore	905	—	—	288	617	905
	2,601	318	304	288	1,691	2,283

North Carolina
Bethpage	653	—	—	166	487	653

Total Active Adult Communities	14,785	4,547	892	1,351	7,995	10,238

Primary Residential Communities

Florida	5,988	1,909	1,651	1,195	1,233	4,079
Arizona	1,224	191	593	95	345	1,033
North Carolina	491	5	96	15	375	486

Total Primary Residential Communities	7,703	2,105	2,340	1,305	1,953	5,598

Total Principal Communities	22,488	6,652	3,232	2,656	9,948	15,836

(1) Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

The Company also has approximately 1,600 acres of commercial and industrial land, approximately 5,500 acres of unplatted scattered mixed-use land, 742 platted scattered lots, and 116 platted residential lots.

Fiscal Year 2013 Compared to Fiscal Year 2012

Consolidated Results

Overall revenue increased by $35.3 million or 33% to $141.5 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. Homebuilding and amenity revenue increased by $45.7 million or 58% to $124.7 million compared to the year ended December 31, 2012. The increase in homebuilding and amenity revenue was driven by a 57% increase in units closed and a 5% increase in the average sales price for homes closed. Revenue from land sales decreased by $10.3 million or 39% during the year ended December 31, 2013 compared to the year ended December 31, 2012. The amount and types of commercial and industrial and other non-core residential land sold vary from year to year depending upon demand, ensuing negotiations and the timing of the closings of these sales. Homebuilding and amenity expenses increased by $35.5 million or 41%, consistent with the increase in revenue.

Corporate general and administrative expenses decreased by $0.2 million to $16.0 million for the year ended December 31, 2013 compared to the same period in 2012. As a percentage of total revenue, general and administrative expenses improved to 11% for the year ended December 31, 2013 compared to 15% for the same period in 2012. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense decreased $5.1 million or 65% in 2013 as compared to 2012.  The decrease in interest expense is primarily attributable to the increase in the amount of capitalized interest due to the increased land development during 2013. Interest costs incurred, prior to capitalization, increased from the prior year to $9.3 million for the year ended December 31, 2013 as compared to $9.2 million for the same period in 2012.

The net loss attributable to AV Homes for the year ended December 31, 2013, was $9.5 million or ($1.34) per basic and diluted share compared to a net loss of $90.2 million or ($7.19) per basic and diluted share for the year ended December 31, 2012. The decrease in net loss for the year ended December 31, 2013 was primarily due to significantly decreased land impairment charges, increased income from our primary residential and active adult homebuilding segments, and increased income from our commercial and industrial and other land sales.

Homebuilding Operations

Homebuilding revenue increased 65% from $69.5 million to $115.0 million for the year ended December 31, 2013 compared to the same period in 2012 due to an 57% increase in closings and a 5% increase in average sales price. In the active adult segment, revenues increased $33.3 million or 93% over the prior period driven by an 90% increase in units closed due to higher absorption at our three existing active adult communities, predominantly in Florida, and a 1.2% increase in the average price per unit. The primary residential revenues increased $12.1 million or 36% over the prior period due to a 27% increase in units closed due to an increase in the number of communities in which we had closings from four to five and a 7.1% increase in the average price per unit due to changes in the mix of homes closed.

Gross margin from combined home closings increased by 330 basis points to 17.9% from 14.6% for the year ended December 31, 2013 compared to the same period in 2012. Gross margin from active adult homebuilding increased by 620 basis points to 18.4% from 12.2% for the year ended December 31, 2013 compared to the same period in 2012 due to improved market conditions. Gross margin from primary residential homebuilding increased to 17.2% from 17.1% for the year ended December 31, 2013 and 2012. Capitalized interest included in cost of sales for the active adult and primary residential segments was $1.6 million and $0.9 million, respectively, for the year ended December 31, 2013 and was $0.5 million and $0.4 million, respectively, for the same period in 2012.

Combined homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue decreased to 17.0% for the year ended December 31, 2013 from 27.3% for the same period in 2012, primarily driven by increasing revenue while containing our costs. Homebuilding selling, general and administrative expenses for the active adult segment as a percentage of homebuilding revenue improved to 18.2% for the year ended December 31, 2013 compared to 36.5% for the same period in 2012 due to increased revenue, while containing our costs. Homebuilding selling, general and administrative expenses for the primary residential segment as a percentage of homebuilding revenue improved to 15.2% for the year ended December 31, 2013 compared to 17.3% for the same period in 2012 due to increased revenue, while containing our costs.

Amenity net loss for the year ended December 31, 2013 increased to $0.8 million from $0.1 million for the year ended December 31, 2012.

The total number of net housing contracts signed during the year ended December 31, 2013 compared to the same period in 2012 increased by 70 or 18%. The dollar value of housing contracts signed increased by $19.4 million or 21% over the same period in 2012. The increase in units and value were driven by improvements in the active adult segment. The number of net housing contracts signed for the active adult segment during the year ended December 31, 2013 increased by 179 or 108%, while the dollar value of housing contracts signed increased by $41.2 million or 102% compared to the same period in 2012. The number of net housing contracts signed for the primary residential segment during the year ended December 31, 2013 decreased by 109 or 48%, while the dollar value of housing contracts signed decreased by $21.8 million or 43% compared to the same period in 2012. The decrease reflects a depletion of inventory in a significant community from 2012 to 2013.

During the year ended December 31, 2013, cancellations of previously signed contracts totaled 127 compared to 103 during the year ended December 31, 2012. As a percentage of the gross number of contracts signed, this represents 22% and 21% for the years ended December 31, 2013 and 2012, respectively.
The cancellation rate in the primary residential segment increased to 39% in the year ended December 31, 2013 from 17% in the year ended December 31, 2012 driven by higher cancellation rates in our Florida communities in 2013 and was primarily attributable to customer mortgage qualification issues. The cancellation rate for the active adult segment decreased to 13% from 25% for the years ended December 31, 2013 and 2012, respectively.
The backlog of housing contracts as of December 31, 2013 compared to December 31, 2012 decreased by 18 or 10%, and the dollar value of backlog decreased by $3.2 million or 7%. The decrease in units of backlog were driven by the primary residential sector. The backlog of housing contracts in the active adult segment as of December 31, 2013 compared to December 31, 2012 increased by 64 or 102%, and the dollar value increased by $13.2 million or 82%. The backlog of housing contracts in the primary residential segment as of December 31, 2013 compared to December 31, 2012 decreased by 82 or 67%, and the dollar value increased by $16.4 million or 61%, driven by a depletion of inventory in a significant community from 2012 to 2013.
As of December 31, 2013, our inventory of unsold (speculative) homes, both completed and under construction, was 60 units, as compared to 62 units as of December 31, 2012. As of December 31, 2013, approximately 22% of unsold homes were completed compared to approximately 34% as of December 31, 2012.

Income Taxes

Income tax expense was provided for at an effective tax rate of 0.0% for the years ended December 31, 2014, 2013, and 2012.  In accordance with Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"), we evaluated our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  During 2008, we established a valuation allowance against our deferred tax assets.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the year ended December 31, 2014, we recognized a decrease of $0.4 million in the valuation allowance. During the year ended December 31, 2013, we recognized an increase of $3.7 million in the valuation allowance.  As of December 31, 2014 and 2013, our deferred tax asset valuation allowance was $129.9 million and $130.2 million, respectively.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of December 31, 2014, our cash and cash equivalents totaled $180.3 million compared to $144.7 million as of December 31, 2013.  As of December 31, 2014 and December 31, 2013, notes payable were $300.0 million and $105.4 million, respectively. The increase in cash and debt balances at December 31, 2014 are due to issuance of the $200.0 million 8.50% Notes in the second quarter of 2014. Additionally, as of December 31, 2014, we had $16.4 million in restricted cash, which is comprised primarily of $16.1 million on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility, as compared to $4.0 million in restricted cash as of December 31, 2013. We had unused capacity of $105.0 million under our Senior Secured Credit Facility as of December 31, 2014. We were in compliance with all debt covenants as of December 31, 2014 and December 31, 2013.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the year ended December 31, 2014, net cash used in operating activities was $81.4 million.  The operating cash outflow was primarily due to an increase in restricted cash of $12.5 million related to a covenant requirement in our credit facility and the increase in land and other inventories of $111.7 million.  Using portions of the proceeds from our equity issuance in June 2013 and our 8.50% Notes, we purchased land and lots for the expansion of our primary residential segment and increased the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by cash inflow of $19.8 million from assets held for sale and an increase in accounts payable, estimated development liability and accrued and other liabilities of $15.6 million as a result of the increase in the number of homes under construction. Net cash used by investing activities amounted to $68.1 million primarily due to the purchase of Royal Oak. Net cash provided by financing activities was $185.1 million primarily due to the issuance of the $200.0 million 8.50% Notes in the second quarter of 2014, partially offset by $9.2 million of debt issue costs related to the senior secured credit facility and 8.50% Notes, as well as the repayment of $5.4 million of the 4.50% Notes.

For the year ended December 31, 2013, net cash used in operating activities was $62.4 million.  The operating cash outflow was primarily due to the net loss of $8.3 million and the increase in land and other inventories of $68.8 million primarily related to the increase in the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by an increase of $6.7 million in accounts payables, estimated development liability and accrued and other liabilities as a result of the increase in the number of homes under construction. Net cash used in investing activities amounted to $1.1 million, primarily due to investments in property and equipment.  Net cash provided by financing activities of $128.4 million was primarily attributable to the TPG Investment in common and preferred stock.

Performance Bonds

Performance bonds, issued by third party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of December 31, 2014, we had outstanding performance bonds of approximately $21.5 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, our senior secured credit facility, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2015.

Off-balance Sheet Arrangements

When we are either deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a variable interest entity (“VIE”) we are required to consolidate the investment. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. Investments where we do not hold the controlling interest and we are not the primary beneficiary are accounted for under the equity method.

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

As of December 31, 2014, these unconsolidated entities were financed by partner equity and do not have third-party debt.  In addition, we have not provided any guarantees to these entities or our equity partners.

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
Various housing indices have shown improvement in recent periods. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new home sales remain low compared with historical levels. We believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

Contractual Obligations and Commercial Commitments

The following table reflects contractual obligations as of December 31, 2014 (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations (1)	$299,956	$—	$99,956	$200,000	$—
Interest Obligations on Long-Term Debt	84,934	24,497	34,937	25,500	—
Operating Lease Obligations	3,709	1,182	1,690	822	15
Capital Lease Obligations	1,317	460	857	—	—
Purchase Obligations - Residential Development (2)	57,018	57,018	—	—	—
Other Long-Term Liabilities (3)	37,455	100	3,872	720	32,763
Total	$484,389	$83,257	$141,312	$227,042	$32,778

(1) Long-term debt obligations represent:

(i) $55,481 outstanding under the 7.50% Notes (see Note 6 in Item 8) due February 15, 2016,

(ii) $44,475 outstanding under the 7.50% Exchange Notes due February 15, 2016, and

(iii) $200,000 outstanding under the 8.50% Senior Notes due July 1, 2019.

(2) Purchase obligations-residential development represent purchase commitments for land development and construction expenditures, substantially for homebuilding operations that relate to contracts for services, materials and supplies, which obligations generally relate to corresponding contracts for sales of homes.

(3) Other long-term liabilities represent the estimated cost-to-complete of certain utilities improvements in areas within Poinciana, Florida and Rio Rico, Arizona where home sites have been sold and certain development obligations associated with CantaMia.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1 "Basis of Financial Statement Presentation and Summary of Significant Accounting Policies" to our Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

The accounting policies that we deem most critical to us and involve the most difficult, subjective or complex judgments are as follows:
Revenue Recognition
Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the buyer. If there is a loss on the sale of the property, the loss on such sale is recognized at the time of closing.
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

     In accordance with ASC 360-10 , Property, Plant and Equipment ("ASC 360-10"), we review our Land and Other Inventories for indicators of impairment.

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

We evaluate our Land and Other Inventories for impairment on a quarterly basis to reflect market conditions, including a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the years ended December 31, 2014, 2013, and 2012 our impairment assessment resulted in impairment charges of $0.0 million, $0.0 million, and $1.6 million, respectively, which related to homes completed or under construction, and $0.0 million, $0.7 million, and $49.7 million respectively, in impairment charges related to land developed and/or held for future development or sale.

As of December 31, 2014, we had no other Land and Other Inventories that had estimated undiscounted cash flows that were less than their carrying values. However, we can give no assurance that any future evaluations will not result in further impairments given the real estate market, the likelihood of increased competition within the age restricted segment as conditions improve, and other factors as more fully described below.

Land and Other Inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows.

Housing communities: Homebuilding activities include the development of active adult and primary residential communities and the operation of amenities. The operating results generated from active adult and primary residential communities during the years ended December 31, 2014 and 2013 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities range from small to large master-planned communities in Florida, Arizona, and North Carolina. Several of these communities are long-term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing various factors such as actual margins on homes closed in recent months, projected margins on homes in backlog, projected margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. The build-out of our active adult residential communities generally exceeds five years. Our assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables related to these assumptions could significantly affect the potential for future impairments.

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

Assets Held for Sale

We account for Assets Held for Sale in accordance with ASC 360-10. In order for an asset to be classified as held for sale, it must meet the following criteria:

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
We continue to opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. Under this plan, assets that meet the criteria above are classified as held for sale. During 2013, we changed our plans to sell certain assets, resulting in the reclassification of approximately $13.8 million of assets to Land and Other Inventories and a reversal of previously recorded impairment expense of $1.0 million. Approximately $19.8 million of assets held for sale were sold during 2014. Approximately $4.1 million of assets held for sale were sold and approximately $16.1 million of assets were added to held for sale during 2013.
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

Homebuilding Cost of Revenues

Homebuilding cost of revenues includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs, capitalized interest costs, and closing costs. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master-planned communities. Adjustments to estimated total land acquisition and development costs for the community affects the costs of the community’s remaining lots.

Income taxes

We account for income taxes in accordance with ASC 740, Income Taxes. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the ability to realize the value of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets are evaluated on a quarterly basis to determine if adjustments to the valuation allowance are required. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated results of operations or financial position. As of December 31, 2014, our deferred tax asset and valuation allowance was $129.9 million.

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

ITEM 7A . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels and third-party financing and is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, availability and cost of land, materials and labor, and access to financing. See Notes 6 and 15 ("Debt" and "Fair Value Disclosures") to the Consolidated Financial Statements included in Part II of this report. See Item 1A. “Risk Factors” for further discussion of risks.

Forward Looking Statements

Certain statements discussed in Item 1 (“Business”), Item 3 (“Legal Proceedings”), Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; competition for home buyers, properties, financing, raw materials and skilled labor; overall market supply and demand for new homes; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness and potential need for additional financing; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our ability to purchase outstanding notes upon certain fundamental changes; contingent liabilities that may affect our liquidity; development liabilities that may impose payment obligations on us; the availability of mortgage financing for home buyers; increased regulation of the mortgage industry; changes in federal lending programs and other regulations; cancellations of home sale orders; declines in home prices in our primary regions; inflation affecting homebuilding costs; the prices and supply of building materials and skilled labor; the availability and skill of subcontractors; elimination or reduction of tax benefits associated with home ownership; warrant and construction defect claims; health and safety incidents in homebuilding activities; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; our ability to recover our costs in the event of reduced home sales; dependence on our senior management; effect of our expansion efforts on our cash flows and profitability; effects of government regulation of development and homebuilding projects; raising healthcare costs; our ability to realize our deferred income tax asset; costs of environmental compliance; impact of environmental changes; dependence on digital technologies and potential interruptions; and potential dilution related to future financing activities, all as are described in Item 1A (“Risk Factors”) of this Form 10-K. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$180,334	$144,727
Restricted cash	16,447	3,956
Land and other inventories	383,184	240,078
Receivables	2,906	3,893
Property and equipment, net	36,922	37,844
Investments in unconsolidated entities	17,991	1,230
Prepaid expenses and other assets	20,980	11,138
Assets held for sale	4,051	23,862
Goodwill	6,071	—
Total Assets	$668,886	$466,728

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$16,087	$9,757
Accrued and other liabilities	28,134	14,280
Customer deposits	4,966	2,323
Estimated development liability	33,003	33,232
Notes payable	299,956	105,402
Total Liabilities	382,146	164,994

Stockholders' Equity
Common Stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 22,182,972 shares outstanding at December 31, 2014
22,097,252 shares outstanding at December 31, 2013	22,183	22,097
Additional paid-in capital	396,989	394,504
Accumulated deficit	(129,413)	(127,481)
	289,759	289,120
Treasury stock: at cost, 110,874 shares at December 31, 2014 and December 31, 2013	(3,019)	(3,019)
Total AV Homes stockholders’ equity	286,740	286,101
Non-controlling interests	—	15,633
Total Stockholders' Equity	286,740	301,734
Total Liabilities and Stockholders' Equity	$668,886	$466,728

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands except per share amounts)

	For the Year Ended
	2014	2013	2012
Revenues
Real estate revenues
Homebuilding and amenity	$253,258	$124,651	$78,968
Land sales	32,596	16,303	26,595
Other real estate	59	528	598
Total real estate revenues	285,913	141,482	106,161

Expenses
Real estate expenses
Homebuilding and amenity	243,065	121,753	86,261
Land sales	22,003	8,111	18,581
Other real estate	1,133	3,450	6,279
Total real estate expenses	266,201	133,314	111,121
Impairment charges, net	—	(248)	59,043
General and administrative expenses	15,941	15,975	16,148
Loss on extinguishment of debt	—	—	1,144
Interest income and other	(447)	(2,218)	(1,326)
Interest expense	5,805	2,830	7,973
Total expenses	287,500	149,653	194,103
Equity in earnings (loss) from unconsolidated entities	(16)	(101)	259
Loss before income taxes	(1,603)	(8,272)	(87,683)
Income tax (expense)	—	—	—
Net loss and comprehensive loss	(1,603)	(8,272)	(87,683)
Net income attributable to non-controlling interests in consolidated entities	329	1,205	2,552
Net loss and comprehensive loss attributable to AV Homes stockholders	$(1,932)	$(9,477)	$(90,235)

Reconciliation of net loss to loss attributable to common stockholders:
Net loss	$(1,932)	$(9,477)	$(90,235)
Deemed dividend related to beneficial conversion feature of convertible preferred stock (Note 1)	—	(11,894)	—
Net loss attributable to AV Homes common stockholders	$(1,932)	$(21,371)	$(90,235)

Basic and Diluted Loss Per Share	$(0.09)	$(1.34)	$(7.19)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of  Stockholders' Equity
(Dollars in thousands)

			Additional				Total AV Homes	Non-
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'	Controlling	Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity	Interest	Stockholders' Equity
Balance at January 1, 2012	14,194,776	$14,195	$282,953	$2,973	(1,252,274)	$(45,924)	$254,197	$449	$254,646
Issuance of common stock	22,834	23	177	—	—	—	200	—	$200
Issuances of restricted stock units and stock units	424,520	424	2,879	—	—	—	3,303	—	$3,303
Forfeiture of restricted stock	(501,084)	(501)	(2,802)	—	—	—	(3,303)	—	$(3,303)
Stock repurchases	(61,489)	(62)	(759)	—	—	—	(821)	—	$(821)
Share-based compensation	—	—	2,834	—	—	—	2,834	—	$2,834
Retirement of treasury stock	(1,141,400)	(1,141)	(22,919)	(18,848)	1,141,400	42,905	(3)	—	$(3)
Contributions from non controlling interests	—	—	—	—	—	—	—	10,703	$10,703
Net (loss) income	—	—	—	(90,235)	—	—	(90,235)	2,552	$(87,683)
Balance at December 31, 2012	12,938,157	$12,938	$262,363	$(106,110)	(110,874)	$(3,019)	$166,172	$13,704	$179,876
Issuance of common stock	9,215,017	9,215	118,619	—	—	—	127,834	—	$127,834
Issuances of restricted stock units and stock units	96,372	96	(96)	—	—	—	—	—	$—
Forfeiture of restricted stock	(147,833)	(148)	148	—	—	—	—	—	$—
Stock repurchases	(4,461)	(4)	(72)	—	—	—	(76)	—	$(76)
Share-based compensation	—	—	1,648	—	—	—	1,648	—	$1,648
Beneficial conversion feature	—	—	11,894	(11,894)	—	—	—	—	$—
Contributions from non-controlling interests	—	—	—	—	—	—	—	724	$724
Net (loss) income	—	—	—	(9,477)	—	—	(9,477)	1,205	$(8,272)
Balance at December 31, 2013	22,097,252	$22,097	$394,504	$(127,481)	(110,874)	$(3,019)	$286,101	$15,633	$301,734
Issuances of restricted stock units and stock units	127,518	128	(128)	—	—	—	—	—	$—
Forfeiture of restricted stock	(30,164)	(30)	30	—	—	—	—	—	$—
Stock repurchases	(13,179)	(14)	(213)	—	—	—	(227)	—	$(227)
Share-based compensation	—	—	2,770	—	—	—	2,770	—	$2,770
Conversion of 7.50% Exchange Notes	1,545	2	26	—	—	—	28	—	$28
Contributions from non-controlling interests	—	—	—	—	—	—	—	193	$193
Deconsolidation of non-controlling interests	—	—	—	—	—	—	—	(15,826)	$(15,826)
Net loss	—	—	—	(1,932)	—	—	(1,932)	—	$(1,932)
Balance at December 31, 2014	22,182,972	$22,183	$396,989	$(129,413)	(110,874)	$(3,019)	$286,740	$—	$286,740

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended
	2014	2013	2012
OPERATING ACTIVITIES
Net loss (including net income or loss attributable to non-controlling interests)	$(1,932)	$(8,272)	$(87,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,267	2,804	4,405
Amortization of share-based compensation	2,770	1,648	3,034
Impairment charges, net	—	(248)	59,043
Loss on extinguishment of debt	—	—	1,144
Equity loss (income) from unconsolidated entities	16	101	(259)
Loss from disposal of assets	—	36	1,130
Changes in operating assets and liabilities:
Restricted cash	(12,491)	726	3,190
Receivables, net	987	2,837	999
Income tax receivable	—	1,293	—
Land and other inventories	(111,667)	(68,787)	(40,576)
Assets held for sale	19,811	(1,213)	4,429
Prepaid expenses and other assets	398	(361)	(786)
Accounts payable, estimated development liability, and accrued and other liabilities	15,643	6,661	3,243
Customer deposits	1,789	338	374
NET CASH USED IN OPERATING ACTIVITIES	(81,409)	(62,437)	(48,313)

INVESTING ACTIVITIES
Investment in property and equipment	(1,815)	(1,023)	(4,421)
Proceeds from sales of property and equipment	12	—	150
Acquisition of Royal Oak Homes	(62,684)	—	—
Return of capital from unconsolidated entities	33	—	19
Investment in unconsolidated entities	(3,644)	(111)	(135)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(68,098)	(1,134)	(4,387)

FINANCING ACTIVITIES
Gross proceeds from issuance of 8.50% Senior Notes	200,000	—	—
Principal payments of notes	(5,446)	—	—
Issuance of common shares	—	35,805	—
Issuance of preferred shares	—	92,030	—
Debt issuance costs	(9,220)	—	(1,683)
Contributions from consolidated joint venture partner	193	731	13,779
Other financing activities, net	(413)	(83)	(3,897)
NET CASH PROVIDED BY FINANCING ACTIVITIES	185,114	128,483	8,199

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,607	64,912	(44,501)
Cash and cash equivalents at beginning of year	144,727	79,815	124,316
CASH AND CASH EQUIVALENTS AT END OF YEAR	180,334	144,727	79,815
Non-cash transactions:
Transfer from assets held for sale to land and other inventories and property and equipment	$—	$13,767	$—
Beneficial conversion feature (deemed dividend)	$—	$11,894	$—
Common stock issued for conversion of preferred stock	$—	$92,030	$—

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2014

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

TPG Investment in Company
On June 19, 2013, we entered into a Securities Purchase Agreement (the "Purchase Agreement") by and among AV Homes and TPG Aviator, L.P. ("TPG Aviator") pursuant to which TPG Aviator agreed to acquire 2,557,474 shares of AV Homes’ common stock, par value $1.00 per share (the “Common Stock"), at a purchase price of $14.65 per share, and 665,754 shares of a newly authorized series of AV Homes’ preferred stock, designated as Series A Contingent Convertible Cumulative Redeemable Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock"), at a purchase price and liquidation preference of $146.50 per share, for an aggregate investment in AV Homes by TPG Aviator of $135.0 million.

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

In accordance with GAAP, before its conversion, the Series A Preferred Stock was classified outside of permanent equity because the redemption provisions were not solely within our control. We incurred approximately $7.2 million of transaction fees in connection with the TPG Investment, which have been offset against the proceeds received. The contingent beneficial conversion feature of the Series A Preferred Stock was recognized upon stockholder approval of the conversion and amortized at the time of conversion by treating it as a deemed dividend in retained earnings and crediting additional paid-in capital for $11.9 million, consequently resulting in no diminution in total stockholders' equity or book value per share. We have assessed the provisions of the Series A Preferred Stock and concluded that the impact of any embedded derivative features was not material.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of December 31, 2014, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $16.4 million and $4.0 million as of December 31, 2014 and 2013, respectively.  The balance as of December 31, 2014 is comprised primarily of $16.1 million on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility.

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

Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value, in accordance with ASC 360.

We evaluate our Land and Other Inventories for impairment on a quarterly basis in accordance with ASC 360 to reflect market conditions, including a consideration of supply of new and resale homes for sale in the respective market, level of foreclosure activity and competition. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would vary, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows, which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates

During the year ended December 31, 2014, our impairment assessment resulted in no impairment charges related to land and other inventories. During 2013, we recorded impairment charges of $0.7 million related to land developed and/or held for future development or sale.

In 2013, we changed our plans to sell certain assets, resulting in the reclassification of these assets to land and other inventories and a reversal of previously recorded impairment expense of $1.0 million. This reversal was the result of measuring these assets at the lower of the original carrying amount or the fair value at the date of the decision not to sell, in accordance with ASC 360-10-35-44.

Receivables

Receivables includes amounts in transit or due from title companies for house closings; membership dues related to our amenity operations; and contracts and mortgage notes receivable from the sale of land. Mortgage notes receivable comprise $0.4 million of the receivables balance.

Property and Equipment, net

Property and Equipment are stated at cost, net of depreciation, which is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 years to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years.  Maintenance and operating expenses of equipment utilized in the development of land are capitalized to land inventory.  Repairs and maintenance are expensed as incurred.

Property and Equipment includes the cost of amenities such as club facilities on properties owned by us. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs.  Property and Equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities, as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the years ended December 31, 2014 and December 31, 2013, we did not identify indicators of impairments for Property and Equipment. During 2013, management changed its plans to sell certain assets, resulting in the reclassification of these assets from assets held for sale to property and equipment. There was no change in the carrying value in these assets due to this reclassification.

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
During 2014, we sold assets held for sale with a carrying value and closing costs of $20.6 million for cash proceeds of $27.2 million for a gain of $6.6 million. Included in this was the sale of a multi-family property in Arizona to a related party for $13.9 million for a gain of $2.3 million. During 2013, we sold assets held for sale with a carrying value of $4.2 million for cash proceeds of $7.4 million for a gain of $3.2 million.

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

We have investments in unconsolidated entities, including joint ventures, with independent third parties. The equity method of accounting is used for unconsolidated entities over which we have significant influence. Under the equity method of accounting, we recognize our proportionate share of the earnings and losses of these entities.

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Non-Controlling Interest

At December 31, 2013, we consolidated an investment in an LLC where AV Homes was determined to be the primary beneficiary due to a related party affiliation. Therefore, the LLC's financial statements were consolidated in our financial statements and the other partner’s equity in the LLC was recorded as non-controlling interest as a component of consolidated equity.   At December 31, 2014, we were no longer considered the primary beneficiary of this LLC due to a discontinuation of a related party affiliation, resulting in shared power between the remaining members, see Note 5.

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

Goodwill

In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In the fourth quarter of fiscal 2014, we voluntarily changed the date of our annual goodwill impairment testing from the last day of the fiscal year to the first day of the Company’s fourth fiscal quarter for all reporting units. This voluntary change is preferable under the circumstances because it will allow us more time to complete the annual goodwill impairment testing in advance of our year-end reporting. This voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

We use a three step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to the third step where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in the third step.

Based on our analysis, we have concluded that, as of December 31, 2014, our goodwill was not impaired.

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

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2014, 2013 and 2012, advertising costs totaled $3.1 million, $2.4 million and $2.9 million, respectively. Advertising costs, sales commissions and closing costs are included in Real Estate Expenses--Homebuilding in the accompanying consolidated statements of operations and comprehensive income (loss).

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

During the years ended December 31, 2014, 2013 and 2012, changes in the warranty reserve consist of the following (in thousands):

	2014	2013	2012
Accrued warranty reserve, beginning of period	$638	$549	$537
Reserve provided	1,495	578	774
Payments	(605)	(489)	(762)
Accrued warranty reserve, end of period	$1,528	$638	$549

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During 2014, we recognized a decrease of $0.4 million in the valuation allowance. During 2013, we recognized an increase of $3.7 million in the valuation allowance. As of December 31, 2014, our deferred tax asset valuation allowance was $129.9 million.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

As of December 31, 2014, an aggregate of 1,018,980 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 743,047 options, restricted stock units and stock units granted.  There were 275,933 shares available for grant at December 31, 2014.

Employee Benefit Plans

We have a defined contribution savings plan that covers substantially all employees.  Under this savings plan, we may contribute to the plan based upon specified percentages of employees' voluntary contributions.  We made no contributions to the plan for the years ended December 31, 2014, 2013 and 2012.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted loss per share for the year ended December 31, 2014, 2013 and 2012 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic earnings per share includes the issuance of 67,274 shares in 2014, 9,272,795 shares in 2013, and 122,388 shares in 2012, due to the conversion of restricted stock units each year, and stock issued in connection with the 2013 TPG Investment as described above.  Excluded from the weighted average number of shares outstanding are 127,078 shares for 2014, 100,898 shares for 2013, and 209,270 shares for 2012 that are subject to vesting and performance requirements (see Note 10). In accordance with ASC 260 Earnings Per Share, nonvested shares are not included in basic earnings per share until the vesting and performance requirements are met.

In accordance with ASC 470-20 Debt, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital. Intrinsic value shall be calculated at the commitment date (preferred stock issuance) as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The most favorable conversion price shall be used to measure the intrinsic value. The intrinsic value of the contingent beneficial conversion feature was recognized upon resolution of the contingency (shareholder approval of conversion) as a deemed dividend on the convertible preferred stock, and is added to net loss to arrive at loss attributable to common stockholders in the loss per share calculation. The deemed dividend had a ($.75) per share effect on earnings for the year ended December 31, 2013.
The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Year Ended
	2014	2013	2012
Numerator:
Basic and diluted loss per share – net loss	$(1,932)	$(9,477)	$(90,235)
Deemed dividend related to the beneficial conversion feature	—	(11,894)	—
Loss attributable to common stockholders	$(1,932)	$(21,371)	$(90,235)

Denominator:
Basic and diluted weighted average shares outstanding	21,945,491	15,935,701	12,557,416

Comprehensive Income (Loss)

Net loss and comprehensive loss are the same for the years ended December 31, 2014, 2013 and 2012.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.
Note 2 - Royal Oak Homes Acquisition

On March 13, 2014, we acquired substantially all of the assets and certain of the liabilities of Royal Oak Homes, LLC (“Royal Oak”) and certain land positions from an affiliate of Royal Oak. Royal Oak and its affiliate acquire and develop raw land and construct single family homes in the Central Florida area. The transaction will expand our presence in Central Florida and our existing presence in the Poinciana market. With over 2,500 primary residential lots owned or controlled at the time of acquisition, Royal Oak enhances our position in a key growth market. The total purchase price paid under the acquisition agreements was approximately $65.0 million in cash, which includes a potential $3.0 million payment related to an earn-out covering the financial results for 2014 and 2015. The earn-out has a fair value of $2.4 million as of December 31, 2014. The actual amount of the earn-out may be more or less than the $3.0 million target amount based on the performance of the Royal Oak business through the end of 2015. We will not pay any earn-out amounts unless the Royal Oak business achieves at least 50% of the target amount of financial performance. The results of Royal Oak are included in the Company's consolidated financial statements from the acquisition date of March 13, 2014.

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

We acquired substantially all of the assets of Royal Oak, including all of its real estate, land acquisition agreements and permits, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Royal Oak, including the liabilities and obligations relating to the acquired contracts but excluding certain home warranty obligations relating to homes sold by Royal Oak prior to the acquisition. We will, however, provide warranty administrative services of up to $0.2 million with respect to these home warranty obligations for the two years following the closing of the acquisition.
The following table summarizes the calculation of the fair value of the total consideration transferred to Royal Oak and its affiliate and the provisional amounts of assets acquired and liabilities assumed as of the acquisition date:

Calculation of purchase price consideration

Cash paid for Royal Oak net assets	$25,848
Cash paid for bulk land purchase	28,009
Contingent consideration (earn-out)	2,500
Debt repaid at closing	8,827

Total consideration	$65,184

Assets acquired and liabilities assumed
Assets
Prepaids and other current assets	$582
Land and other inventories	60,217
Property, plant and equipment	366
Trade name	614
Goodwill	6,071

Total assets acquired	67,850

Liabilities
Accounts payable	1,343
Accrued and other liabilities	469
Customer deposits	854

Total liabilities assumed	2,666

Total net assets acquired	$65,184

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
The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. The $0.6 million of acquired intangible assets relates to trade names that will be amortized over three years. Amortization expense for these assets totaled $0.2 million for the year ended December 31, 2014, which is included in the consolidated statements of operations within homebuilding expense.
The Company has substantially completed its business combination accounting as of December 31, 2014. For the year ended December 31, 2014, goodwill increased by a net $0.1 million due to a revision of the valuation of acquired inventory, partially offset by a post-closing purchase price adjustment. The Company has not completed its final review of certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.
Transaction and integration costs
Transaction and integration costs directly related to the Royal Oak acquisition, including legal, accounting and broker fees, totaled $1.1 million for the year ended December 31, 2014, the majority of which are included in the consolidated statements of operations within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.
Goodwill
As of the acquisition date, goodwill includes the expected economic value attributable to Royal Oak’s assembled workforce. The acquisition provides increased scale and presence in an existing market with immediate revenue opportunities through an established backlog. We expect $3.7 million of goodwill to be deductible for tax purposes as of December 31, 2014.

Supplemental pro forma information
The following represents pro forma operating results as if Royal Oak had been included in the Company’s consolidated statements of operations as of the beginning of the fiscal years presented (dollars in thousands):

	For the Year Ended
	2014	2013
Revenue	$299,049	$201,534
Net income (loss)	$141	$(3,283)
Income (loss) per common share - basic and diluted	$0.01	$(0.95)
Certain adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. These results may not be indicative of future operating results.
The amount of revenue and net income of Royal Oak since the acquisition date included in the consolidated income statement for 2014 is $67.3 million and $2.1 million, respectively.

Note 3 - Land and Other Inventories

Land and Other Inventories consist of the following (in thousands):

	December 31
	2014	2013
Active Adult
Land developed and in process of development	$93,285	$57,138
Land held for future development or sale	20,844	58,423
Homes completed or under construction	34,519	25,478
Total Active Adult	148,648	141,039

Primary Residential
Land developed and in process of development	166,120	77,983
Homes completed or under construction	58,057	11,013
Total Primary Residential	224,177	88,996

Land developed and in process of development-Other	10,359	10,043
	$383,184	$240,078

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

The following table represents interest incurred, interest capitalized, and interest expense for 2014, 2013 and 2012 (in thousands):

	For the Year Ended
	2014	2013	2012
Interest incurred	$18,107	$9,296	$9,236
Interest capitalized	(12,302)	(6,466)	(1,263)
Interest expense	$5,805	$2,830	$7,973

Note 4 - Property and Equipment, net

As of December 31, 2014 and 2013, Property and Equipment, net balance consisted of the following (in thousands):

	December 31
	2014	2013
Land Improvements	$21,816	$21,734
Building	39,050	38,700
Equipment	6,698	5,434
Motor Vehicles	603	603
Furniture and Fixtures	4,017	3,344
Capitalized Software	1,962	1,928
Gross property and equipment	74,146	71,743
Less Accumulated Depreciation	(37,224)	(33,899)
Property and equipment, net	$36,922	$37,844

As of December 31, 2014 we had $2.0 million of Equipment with $0.9 million of accumulated depreciation that were financed with capital leases.

Note 5 - Investments in Partnerships and LLCs

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land in which we may or may not have a controlling interest or be the primary beneficiary. We determine the method for accounting for our investment at inception or upon a reconsideration event.

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was acquired in November 2012 and is distributed to the partners at cost, once certain entitlements and development activities are completed.
On May 14, 2014, EM 646 distributed $7.1 million of developed land to AV Homes.

During 2014, we were no longer considered the primary beneficiary of this LLC due to a discontinuation of a related party affiliation, resulting in shared power between the remaining members. As we no longer have the power on a stand-alone basis to direct the activities of the LLC that most significantly impact the LLC’s economic performance, we deconsolidated this LLC, in accordance with ASC 810, Consolidation and ASC 360. As this transaction involves the deconsolidation of in-substance real estate, we have accounted for the deconsolidation under ASC 360-20, Real Estate Sales. In determining whether a gain should be recognized as part of this transaction, ASC 360-20-40-10, Real Estate Sales, requires that a sufficient amount of cash be received in order to recognize a gain on transactions within the scope of ASC 360. As we did not receive any proceeds from this transaction and as there was not a culmination of an earning process, we recognized our investment in the venture at our carry over cost basis and, therefore, no gain or loss was recognized. We will reflect future earnings, contributions and distributions on an equity method basis. At December 31, 2014 and December 31, 2013, non-controlling interest was $0.0 million and $15.6 million, respectively.

As of December 31, 2013, our consolidated balance sheet included $34.0 million of land and other inventories owned by EM 646. As of December 31, 2014, our consolidated balance sheet included $16.8 million in investments in unconsolidated entities related to the EM 646 joint venture.

We and our equity partners make capital contributions to the entity on a pro rata basis. The obligation to make such capital contributions is governed by the entity’s operating agreement. As of December 31, 2014, this entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement. We made contributions totaling $3.6 million, $0.1 million, and $0.1 million to our unconsolidated entities during 2014, 2013, and 2012, respectively. The balance of our investments in unconsolidated entities was $18.0 million and $1.2 million at December 31, 2014 and December 31, 2013, respectively. The increase is due to the Company no longer being considered the primary beneficiary, resulting in the EM 646 entity being unconsolidated at December 31, 2014.

In January 2012, all of the real property owned by one of our consolidated joint ventures was sold to an unrelated third party.  The net gain on this sale of approximately $2.7 million is fully recognized and included as a component of net loss on our consolidated statement of operations and comprehensive income (loss).  We present the joint venture partner's 60.0%
share of this income, $1.6 million, on our consolidated statements of operations and comprehensive income (loss) as a component of net income (loss) attributable to non-controlling interests in consolidated entities for the year ended December 31, 2012.

Note 6 - Debt

Notes payable are summarized as follows:

	December 31
	2014	2013
7.50% Convertible Notes, due 2016	$55,481	$55,500
7.50% Exchange Notes, due 2016	44,475	44,500
4.50% Convertible Senior Notes, due 2024 (a)	—	5,402
8.50% Senior Notes due 2019	200,000	—
Senior Secured Credit Facility	—	—
Total	$299,956	$105,402

(a) These Notes were tendered and repaid on April 1, 2014.

7.50% Senior Convertible Notes due 2016

On February 4, 2011, we completed an underwritten public offering for $100.0 million aggregate principal amount of our 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”).  The 7.50% Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased.  The 7.50% Notes are governed by the Indenture and the First Supplemental Indenture, each dated February 4, 2011 (collectively, the “First Supplemental Indenture”), between us and the trustee named therein. Interest on the 7.50% Notes is payable semi-annually in arrears in cash on February 15 and August 15 of each year. As of December 31, 2014, $55.5 million aggregate principal amount of the 7.50% Notes remain outstanding. The other $44.5 million of original principal balance was exchanged for other convertible notes as discussed below.

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

Repurchase Right: Holders of the 7.50% Notes had the right to require us to repurchase the 7.50% Notes on February 15, 2014 or upon the occurrence of a “fundamental change” (as defined in the First Supplemental Indenture), in each case at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. Holders put $19 thousand of the 7.5% Notes to us on February 15, 2014.

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

7.50% Senior Exchange Convertible Notes due 2016

In July 2012, we entered into exchange agreements under which we retired $44.5 million in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  The 7.50% Exchange Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased.  The 7.50% Exchange Notes are governed by the Indenture dated February 4, 2011 and the Second Supplemental Indenture dated July 25, 2012 between us and the trustee named therein (collectively, the “Second Supplemental Indenture”). Interest on the 7.50% Exchange Notes is payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2013. In conjunction with the issuance of the 7.50% Exchange Notes, we wrote off $1.1 million of deferred costs associated with the 7.50% Notes.

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

We have assessed the 7.50% Exchange Notes and concluded that the impact of any embedded derivative features are not material as of December 31, 2014, subject to further review over the life of the 7.50% Exchange Notes.  As of December 31, 2014, $44.5 million aggregate principal amount of the 7.50% Exchange Notes remain outstanding. We were in compliance with all covenants of the 7.50% Notes and 7.50% Exchange Notes as of December 31, 2014.

8.50% Senior Notes due 2019
On June 30, 2014, we completed an underwritten offering for $200.0 million aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Notes”). The 8.50% Notes mature on July 1, 2019 unless earlier converted, redeemed or repurchased. The 8.50% Notes are governed by the indenture dated June 30, 2014 between us, the subsidiary guarantors named therein, and the trustee named therein.
Interest: Interest on the 8.50% Notes is 8.50% per year, payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015.
Optional redemption: The 8.50% Notes are redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

•
At any time prior to July 1, 2016, we may redeem up to 35% of the original principal amount of the 8.50% Notes with the proceeds of certain equity offerings at a redemption price of 108.50% of the principal amount of the 8.50% Notes, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

•
At any time prior to July 1, 2016, we may also redeem some or all of the 8.50% Notes at a price equal to 100% of the principal amount of the notes, plus a “make-whole premium,” together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

•
On or after July 1, 2016, we may, at our option, redeem the 8.50% Notes, in whole or in part, at any time and from time to time, at the following redemption prices (expressed in percentages of the principal amount thereof), plus accrued and unpaid interest, if any, to, but excluding, the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date falling prior to or on the redemption date), if redeemed during the 12-month period beginning on July 1 of each year indicated below:
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
2018 and thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 100.000%

Covenants: The indenture contains covenants that limit our and certain of our subsidiaries' ability to (i) pay dividends, or make other distributions or redeem or purchase our capital stock; (ii) prepay, redeem or repurchase certain debt; (iii) incur additional and guarantee indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) incur liens; (vii) sell assets; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting our subsidiaries' ability to pay dividends; (x) consolidate, merge or sell all or substantially all assets; and (xi) alter the business we conduct. These covenants are subject to certain exceptions and qualifications. We were in compliance with all covenants as of December 31, 2014.
If we experience specific kinds of changes in control, holders of the 8.50% Notes will be entitled to require us to purchase all or a portion of the 8.50% Notes at 101% of their principal amount, plus accrued and unpaid interest to but excluding the date of repurchase.
Exchange offer; registration rights: In connection with the issuance of the 8.50% Notes, we entered into an agreement with the initial purchasers obligating us to file a registration statement with the SEC within 360 days so that the initial purchasers can:

•	exchange the notes for registered notes having substantially the same terms as the 8.50% Notes and evidencing the same indebtedness as the 8.50% Notes, and

•	exchange the related 8.50% Note guarantees for registered guarantees having substantially the same terms as the original 8.50% Note guarantees.

Guarantors: Certain of our subsidiaries are guarantors of the 8.50% Notes. All of the subsidiary guarantors are 100% owned by us, and all of the guarantees are full, unconditional, and joint and several. We have no independent assets or operations, and our subsidiaries, other than the subsidiary guarantors, are minor.
We have assessed the 8.50% Notes and concluded that the impact of any embedded derivative features are not material as of December 31, 2014.

Senior Secured Credit Facility
On April 7, 2014, we entered into a $65.0 million senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer (the "Senior Secured Credit Facility"). The other original lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG. In August 2014, we increased the Senior Secured Credit Facility by $25.0 million with the addition of Citibank, N.A. as an additional lender. In December 2014, we increased the Senior Secured Credit Facility by $15.0 million with the addition of Deutsche Bank, A.G. as an additional lender.
The Senior Secured Credit Facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to$105.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also includes a swing line loan facility in an aggregate principal amount of up to $30.0 million. The maximum amount available under the Senior Secured Credit Facility is limited to 100% of cash maintained in a borrowing base account, to the extent it exceeds the interest reserve, escrowed deposits and funds payable to us following the sale of real property, plus the following, subject to certain limitations:

•	85% of the appraised value of our real property that is under contract or under construction and is or is planned to be single-family residential housing units or model homes; plus

•	65% of the appraised value of our finished lots and lots under development; plus

•	50% of the appraised value of our entitled lands that are not finished lots or lots under development.
To be included in this borrowing base, the real property must be owned by us or one of our subsidiaries that guaranties the Senior Secured Credit Facility and it must be appraised, pledged as collateral and meet certain other criteria. At December 31, 2014, we had qualified assets in the amount of $82.4 million in the borrowing base and had no borrowings outstanding.
Interest will be payable on revolving credit borrowings at variable rates determined by the applicable LIBOR plus 3.25% or the prime rate plus 2.25%, at our election. We pay quarterly fees of 0.50% per annum on the unused portion of the Senior Secured Credit Facility to the lenders, 0.125% per annum on the aggregate undrawn amount of each letter of credit to the issuer of such letter of credit, and 3.25% per annum on the aggregate undrawn amount of all letters of credit to the lenders.

The Senior Secured Credit Facility expires in 2017. Upon expiration, all borrowings become due and payable. We may prepay the Senior Secured Credit Facility or reduce the commitments thereunder at our option, without any prepayment fee or penalty.

Certain of our subsidiaries are guarantors of the Senior Secured Credit Facility.  All of the subsidiary guarantors are 100% owned by us and all of the guarantees are full, unconditional and joint and several.   We have no independent assets or operations, and our subsidiaries other than the subsidiary guarantors are minor.  The Senior Secured Credit Facility is secured by substantially all of our and our subsidiary guarantors’ assets.  We have the option to add or remove guarantors from time to time, subject to certain limitations. The Senior Secured Credit Facility is also secured by all of the capital stock of the subsidiaries owned directly by us and our subsidiary guarantors.

The Senior Secured Credit Facility contains certain restrictions and covenants, which, among other things, restrict our ability to acquire or merge with another entity, make investments, loans or guarantees, incur additional indebtedness, create liens or other encumbrances, or pay cash dividends or make other distributions.

The Senior Secured Credit Facility also requires that we comply with the following financial covenants as of the end of each fiscal quarter beginning June 30, 2014:

•	our leverage ratio may not exceed 60%;

•
if our interest coverage ratio is less than 1.50 to 1.00, we must deposit to an interest reserve account an amount equal to the interest we have incurred on all indebtedness during the prior 12 months; and

•
our consolidated tangible net worth, excluding the tangible net worth of our subsidiaries that do not guaranty the Senior Secured Credit Facility, must be at least $228.9 million plus 50% of our cumulative consolidated net income since December 31, 2013 plus 50% of the net proceeds of any equity offerings.

We were in compliance with all financial covenants at December 31, 2014.

     Maturities of notes payable at December 31, 2014 are as follows (in thousands):

Total
2015	$—
2016	99,956
2017	—
2018	—
2019	200,000
Thereafter	—
$299,956

We made interest payments of $7.6 million in 2014, $7.9 million in 2013, and $7.6 million in 2012.

Note 7 - Lease Commitments

We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2019. Rental expense was $0.5 million in 2014, $0.5 million in 2013, and $0.4 million in 2012. The following table reflects lease commitments as of December 31, 2014 (in thousands):

		Payments Due By Period
Lease Commitment	Total	2015	2016	2017	2018	2019	2020 and after
Noncancelable Operating Leases	$2,955	$715	$715	$714	$537	$260	$14
Capital Lease Obligations	1,317	460	495	362	—
Leased Model Homes	222	220	2	—	—
Total	$4,494	$1,395	$1,212	$1,076	$537	$260	$14

Note 8 - Accrued and Other Liabilities

Accrued and other liabilities are summarized as follows (in thousands):

	December 31
	2014	2013
Accrued Interest	$11,312	$2,873
Accrued compensation	4,052	3,080
Warranty reserve	1,528	638
Infrastructure obligations	4,671	5,073
Contingent consideration	2,404	—
Other	4,167	2,616
	$28,134	$14,280

Note 9 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Poinciana and Rio Rico for more than 8,000 home sites previously sold, in most cases prior to 1980, and is summarized as follows (in thousands):

	December 31
	2014	2013
Gross estimated unexpended costs	$35,888	$36,117
Less costs relating to unsold home sites	(2,885)	(2,885)
Estimated development liability for sold land	$33,003	$33,232

The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  We engage third-party engineer evaluations and adjust this liability as necessary to reflect changes in the estimated costs. We recorded charges associated with these obligations of $0.0 million, $0.3 million, and $0.1 million during 2014, 2013, and 2012, respectively. Cash expenditures associated with these obligations were $0.2 million, $0.1 million, and $0.1 million during 2014, 2013, and 2012, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability.

Note 10 - Share-Based Payments and Other Compensation

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

As of December 31, 2014, an aggregate of 1,018,980 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 743,047 options, restricted stock units and stock units granted. There were 275,933 shares available for grant at December 31, 2014.

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

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the years ended December 31, 2014, 2013, and 2012 was $2.8 million, $1.6 million, and $3.0 million, respectively. During 2014, we did not grant any stock options. During 2014, we granted 127,518 restricted stock unit awards, which have a weighted average grant date fair value of $13.59 per share.

As of December 31, 2014, there was $1.5 million of unrecognized compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted-average period of 1.61 years.

As of December 31, 2014, there was $3.3 million of unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted-average period of 1.7 years.

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

The significant weighted average assumptions used for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Dividend yield	—%	—%	—%
Volatility rate	42.60%	52.37%-52.49%	47.40%-61.25%
Risk-free interest rate	0.66%	1.66%-1.86%	0.17%-0.43%
Expected life (years)	2.91	6.25	0.50-4.08
Weighted average fair value of units granted	$9.30	$8.75	$7.98

A summary of the status of the stock option activity for the years ended December 31, 2014, 2013 and 2012 is presented below:

	2014		2013		2012
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	585,036	$16.99	110,000	$25.00	110,000	$25.00
Granted	—	—	585,036	16.99	—	—
Exercised	—	—	—	—	—	—
Forfeited	(30,000)	16.80	(110,000)	—	—	—
Outstanding at end of year	555,036	$17.00	585,036	$16.99	110,000	$25.00
Exercisable at end of year	146,259	$16.99	—	$—	110,000	$25.00

The weighted average remaining contractual life of stock options outstanding as of December 31, 2014 was 8.8 years.

A summary of the restricted stock and stock units activity for the year ended December 31, 2014, is presented below:

	Restricted Stock and Stock Units		Weighted Average Grant Date Fair Value
Outstanding at beginning of year	120,588	(1)	$19.68
Granted	127,518		13.59
Vested	(72,590)		16.23
Expired/Forfeited/Cancelled	(30,164)		14.66
Outstanding at end of year	145,352		$16.77

(1) Restricted stock shares are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance.

Under a deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of our common stock on the due date of each payment.  The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director.  No stock units were distributed to non-management directors during the years ended December 31, 2014, 2013 and 2012, respectively. The outstanding balance of stock units as of December 31, 2014, 2013 and 2012 was 42,659, 36,257 and 30,929, respectively.

Note 11 - Income Taxes

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

The components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—

Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense (benefit)	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred income tax assets
Tax over book basis of land inventory	$15,085	$15,699
Unrecoverable land development costs	6,222	6,728
Executive incentive compensation	1,338	1,086
Net operating loss carry forward	61,128	50,136
Impairment charges	55,529	67,453
Other	4,061	4,257
Total deferred income tax assets	143,363	145,359
Valuation allowance for deferred tax assets	(129,862)	(130,232)
Net deferred income tax assets	13,501	15,127

Deferred income tax liabilities
State tax effect of deferred tax assets	(3,412)	(4,344)
Book over tax income recognized on sale of the Ocala Property	(7,751)	(8,870)
Tax over book on 4.50% Convertible Notes	(960)	(621)
Book over tax basis of depreciable assets	(1,378)	(1,292)
Total deferred income tax liabilities	(13,501)	(15,127)

Net deferred income tax liability	$—	$—
At December 31, 2014, our gross federal and state NOL carryforwards were approximately $142.7 million and $304.1 million, respectively. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2030. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2015.

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain market conditions provided significant evidence supporting the need for a valuation allowance. During 2014, we recognized a decrease of $0.4 million in the deferred tax valuation allowance against net deferred tax assets generated from the pretax loss for the year. As of December 31, 2014, our deferred tax asset valuation allowance was $129.9 million.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

No additional income tax benefits were generated from the exercise of share-based compensation during 2014, 2013 and 2012.

A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Income tax (benefit) expense computed at statutory rate	$(522)	$(3,317)	$(31,582)
State income tax (benefit) expense, net of federal benefit	823	(385)	(3,388)
Change in valuation allowance on deferred tax assets	(370)	3,699	35,050
Prior period adjustments charged to retained earnings	—	—	—
Other	69	3	(80)
Income tax (benefit) expense	$—	$—	$—

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2011 through 2014. Additionally, we are subject to various state income tax examinations for the 2010 through 2014 calendar tax years.

We received income tax payment refunds of $0.0 million and $1.3 million in 2014 and 2013, respectively.

Note 12 - Commitments and Contingencies

We are involved in various pending litigation matters primarily arising in the normal course of our business. These cases are in various procedural stages. Although the outcome of these matters cannot be determined, AV Homes believes it is probable, in accordance with ASC 450-20, Loss Contingencies, that certain claims may result in costs and expenses estimated at approximately $0.1 million and $0.3 million, which have been accrued in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2014, we had outstanding performance bonds of approximately $21.5 million. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note 13 - Other Matters

At two of our communities in Florida, tax-exempt bond financing is utilized to fund and manage portions of public infrastructure consisting primarily of storm water management facilities, drainage works, irrigation facilities, water and wastewater utilities, roads, and lighting.  The bonds were issued by community development districts (the “CDDs”), independent special-purpose units of county government, established and operating in accordance with Chapter 190 of the Florida Statutes.  The bonds are serviced by non-ad valorem special assessments levied on certain developable and developed property within our communities, and the assessments constitute a liability against the developable and developed property and are intended to secure the CDDs’ ability to meet bond servicing obligations.  In accordance with EITF 91-10, Accounting for Special Assessments and Tax Increment Financing, we record and pay the assessments on parcels we own when such assessments are fixed and determinable.  The bonds are not a liability of AV Homes or any other landowner within the CDDs but are obligations secured by the land.  For the developable and developed parcels we own within the CDDs, we pay the assessments until such parcels are sold.  After a sale by AV Homes, we no longer pay the assessments on the parcel sold and any future assessments become the responsibility of the new owner and its successors in title until the bonds are paid in full.

Note 14 - Segment Information

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

The following table summarizes our information for reportable segments for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	For the Year Ended
	2014	2013	2012
Operating income (loss):
Active adult communities:
Revenues:
Homebuilding	$124,372	$69,362	$36,018
Amenity	7,960	7,227	7,014
Total revenue	132,332	76,589	43,032
Expenses:
Homebuilding	98,992	55,543	31,619
Homebuilding selling, general and administrative	17,097	12,605	13,150
Amenity	7,887	8,013	7,182
Segment operating income (loss)	$8,356	$428	$(8,919)
Primary residential communities:
Revenues:
Homebuilding	$118,799	$45,611	$33,496
Amenity	2,127	2,451	2,440
Total revenue	120,926	48,062	35,936
Expenses:
Homebuilding	99,892	36,255	27,760
Homebuilding selling, general and administrative	17,264	6,930	5,805
Amenity	1,932	2,440	2,380
Segment operating income (loss)	$1,838	$2,437	$(9)
Land sales:
Revenues	$32,596	$16,303	$26,595
Expenses	22,003	8,111	18,581
Segment operating income	$10,593	$8,192	$8,014
Other operations:
Revenues	$59	$528	$598
Expenses	58	546	(33)
Segment operating income (loss)	$1	$(18)	$631

Operating income (loss)	$20,788	$11,039	$(283)
Unallocated income (expenses):
Interest income and other	$447	$2,218	$1,326
Loss on repurchase of 4.50% Notes	—	—	(1,144)
Equity income (loss) from unconsolidated entities	(16)	(101)	259
Corporate general and administrative expenses	(15,941)	(15,975)	(16,148)
Interest expense	(5,805)	(2,830)	(7,973)
Other real estate expenses	(1,076)	(2,904)	(6,312)
Impairment of land developed or held for future development	—	281	(57,408)
Income (loss) before income taxes	$(1,603)	$(8,272)	$(87,683)
Income tax expense	—	—	—
Net (income) loss attributable to non-controlling interests	(329)	(1,205)	(2,552)
Net loss attributable to AV Homes	$(1,932)	$(9,477)	$(90,235)

	December 31
	2014	2013
Segment assets:
Active adult communities	$197,773	$145,717
Primary residential communities	242,338	91,076
Commercial and industrial and other land	7,784	44,704
Assets held for sale	4,051	23,862
Unallocated assets	216,940	161,369
Total assets	$668,886	$466,728

a.	Our businesses are conducted in the United States.

b.	Identifiable assets by segment are those assets that are used in the operations of each segment.

c.	No significant part of the business is dependent upon a single customer or group of customers.

d.
The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2014 and 2013, respectively: cash, cash equivalents and restricted cash of $196.5 million and $148.3 million; land inventories of $4.6 million and $4.2 million; property and equipment of $2.7 million and $1.9 million; investment in and notes from unconsolidated entities of $1.2 million and $1.2 million; receivables of $2.0 million and $2.9 million; and prepaid expenses and other assets of $10.1 million and $2.8 million. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280.

e.	There is no interest expense from active adult communities, primary residential, and commercial, industrial and other land sales included in segment operating income/(loss) for 2014, 2013 and 2012.

f.
Included in segment operating income/(loss) for 2014 is depreciation expense (including amortization of assets under capital leases) of $2.2 million, $0.4 million and $0.7 million from active adult, primary residential and unallocated G&A/other, respectively.  Included in segment operating income/(loss) for 2013 is depreciation expense of $2.1 million, $0.0 million, and $0.7 million from active adult, primary residential and unallocated G&A/other, respectively.  Included in segment operating income/(loss) for 2012 is depreciation expense of $2.1 million, $0.1 million and $0.5 million from active adult, primary residential and unallocated G&A/other, respectively.

g.
During fiscal year 2014 there were no impairment losses recognized. During fiscal year 2013, impairment losses of approximately $0.0 million and $0.0 million reduced the carrying value of the assets of active adult and primary residential communities, respectively.  During fiscal year 2012, impairment losses of approximately $1.6 million and $0.0 million reduced the carrying value of the assets of active adult and primary residential communities, respectively.

h. Goodwill of $6.1 million has been assigned to the primary residential segment.

Note 15 - Fair Value Disclosures

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

In 2013, we changed our plans to sell certain assets, resulting in the reclassification of these assets to land and other inventories and a reversal of previously recorded impairment expense of $1.0 million. This reversal was the result of measuring these assets at the lower of the original carrying amount or the fair value at the date of the decision not to sell, in accordance with ASC 360-10-35-44.

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

The carrying amounts and fair values of our financial instruments at December 31, 2014 and December 31, 2013 are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
4.50% Notes	$—	$—	$5,402	$5,425
7.50% Notes and 7.50% Exchange Notes	$99,956	$99,040	$100,000	$111,775
8.50% Senior Notes	$200,000	$193,000	$—	$—
Contingent consideration (earn-out)	$2,404	$2,404	$—	$—

In estimating the fair value of financial instruments, we used the following methods and assumptions:

8.50% Senior Notes, 7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes: At December 31, 2014 and December 31, 2013, the fair value of the 8.50% Senior Notes, 7.50% Notes, 7.50% Exchange Notes, and 4.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Contingent consideration ("earn-out"): This was first recognized as part of the purchase price paid for the Royal Oak acquisition in the first quarter of 2014 and falls within Level 3 of the fair value hierarchy. The carrying amount of the earn-out has decreased by $0.1 million since inception, resulting in a gain presented in interest income and other. A Monte Carlo model was used to value the earn-out by simulating earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions of this Monte Carlo model include the following:

•	Cost of debt: 7%

•	Earnings volatility: 5% for 2014 and 15% for 2015

•	Market risk premium: 6%

•	Asset beta: 1.2

Given a range in the asset beta from 0.5 to 1.50 and a range in the earnings volatility from 5% to 25%, the valuation of the earn-out could vary from $2.4 million to $2.6 million.

Note 16 - Unaudited Quarterly Information

Summarized quarterly financial data for 2014 and 2013 is as follows (in thousands):

	2014 Quarter
	First	Second	Third	Fourth
Net revenues	$43,865	$51,447	$86,641	$103,960
Expenses	45,499	53,694	85,958	102,349
Equity earnings (losses) from unconsolidated entities	1	(6)	(5)	(6)

Income (loss) before income taxes	(1,633)	(2,253)	678	1,605
Less: Net income attributable to non-controlling interests	293	36	—	—

Net income (loss) attributable to AV Homes	$(1,926)	$(2,289)	$678	$1,605
Income (loss) per share:
Basic and Diluted	$(0.09)	$(0.10)	$0.03	$0.07

	2013 Quarter
	First	Second	Third	Fourth
Net revenues	$25,119	$29,556	$34,999	$54,025
Expenses	29,815	34,209	35,970	51,878
Equity earnings (losses) from unconsolidated entities	(63)	(15)	(7)	(17)

Loss before income taxes	(4,759)	(4,668)	(978)	2,130
Less: Net loss attributable to non-controlling interests	—	—	899	306

Net loss attributable to AV Homes	$(4,759)	$(4,668)	$(1,877)	$1,824
Loss per share:
Basic and Diluted	$(0.38)	$(0.36)	$(0.86)	$0.08

1.	Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

2.	The deemed dividend related to the beneficial conversion feature had an impact of ($.75) per share on earnings for the quarter ended September 30, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AV Homes, Inc.
We have audited the accompanying consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AV Homes, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AV Homes, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 27, 2015

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

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of AV Homes, Inc. and its subsidiaries as of the end of the period covered by this Annual Report based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our management’s assessment of our internal control over financial reporting excluded the acquisition of Royal Oak Homes LLC, which was acquired on March 13, 2014, which represents approximately 24% of total revenues for the year ended December 31, 2014 and 12% of total assets as of December 31, 2014.

Ernst & Young LLP, an independent registered public accounting firm that audited the Consolidated Financial Statements of AV Homes, Inc. and its subsidiaries included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting. The attestation report follows this report.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AV Homes, Inc.,
We have audited AV Homes, Inc. and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AV Homes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Royal Oak Homes, LLC, which is included in the 2014 consolidated financial statements of AV Homes, Inc. and subsidiaries and constituted $78.5 million of total assets as of December 31, 2014 and $67.3 million of revenues for the year then ended. Our audit of internal control over financial reporting of AV Homes, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Royal Oak Homes, LLC.
In our opinion, AV Homes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders equity, and cash flows for each of the three years in the period ended December 31, 2014 of AV Homes, Inc. and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 27, 2015

(c) Changes in Internal Control Over Financial Reporting

There have been no change in our internal controls over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period, except for the information regarding the executive officers of AV Homes, which information is included in Part I of this Annual Report under the heading “Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements and Schedules:

     See Item 8. "Financial Statements and Supplementary Data" of this report.

(a)(2) Financial Statements Schedules:

All schedules are omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

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

3.3	*	Amended and Restated By-laws, dated March 31, 2014 (filed as Exhibit 3.2 to Form 8-K filed on April 1, 2014 (File No. 1-7395), and incorporated herein by reference).
3.4	*
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
First Supplemental Indenture, dated as of February 4, 2011, between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee, in respect of 7.50% Senior Convertible Notes due 2016 (filed as Exhibit 4.2 to Form 8-K filed on February 4, 2011 (File No. 1-7395), and incorporated herein by reference).

4.3	*
Second Supplemental Indenture, dated July 25, 2012, between AV Homes, Inc. and Wilmington Trust, National Association, as Trustee, in respect of 7.50% Senior Exchange Convertible Notes due 2016 (filed as Exhibit 4.1 to Form 8-K filed on July 20, 2012 (File No. 1-7395), and incorporated herein by reference).

4.4	*
Rights Agreement, dated as of June 19, 2013, by and between AV Homes, Inc. and Computershare Shareowner Services LLC, as Rights Agent (filed as Exhibit 4.1 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

4.5	*
Senior Notes Indenture, dated June 30, 2014, by and among AV Homes, Inc., certain subsidiaries of AV Homes, Inc., and Wilmington Trust, National Association, as Trustee, in respect of 8.500% Senior Notes Due 2019 (filed as Exhibit 4.1 to Form 8-K filed July 1, 2014 (File No. 1-7395), and incorporated herein by reference).

4.6	*
Registration Rights Agreement, dated June 30, 2014, by and among AV Homes, Inc., certain subsidiaries of AV Homes, Inc., and J.P. Morgan Securities LLC (filed as Exhibit 4.2 to Form 8-K filed July 1, 2014 (File No. 1-7395), and incorporated herein by reference).

10.1	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K filed on May 31, 2005 (File No. 1-7395), and incorporated herein by reference).
10.2	*1
Amendment to Avatar Holdings Inc. Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement) (filed as Exhibit 10.1 to Form 8-K filed on June 4, 2007 (File No. 1-7395), and incorporated herein by reference).

10.3	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (filed as Exhibit 10.1 to Form 8-K filed on June 7, 2011 (File No. 1-7395), and incorporated herein by reference).
10.4	*1	Amended and Restated 2005 Executive Incentive Compensation Plan (2011 Restatement) (filed as Exhibit 10.2 to Form 8-K filed on June 7, 2011 (File No. 1-7395), and incorporated herein by reference).

10.5	*1	Form of Deferred Compensation Agreement for Non-Employee Director’s Fees (filed as Exhibit 10.1 to Form 8-K filed on June 17, 2005 (File No. 1-7395), and incorporated herein by reference).
10.6	*1
Amended and Restated Form of Deferred Compensation Agreement for Non-Employee Director’s Fees (filed as Exhibit 10.97 to Form 10-K for the year ended December 31, 2008 (File No. 1-7395), and incorporated herein by reference).

10.7	*1
Form of Non-Employee Director Amended and Restated Restricted Stock Unit Agreement (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009 (File No. 1-7395), and incorporated by reference).

10.8	*1
Form of performance-based Stock Award Agreement for executive officers (filed as Exhibit 10.1 to Form 10-Q/A for the quarter ended March 31, 2013 (File No. 1-7395), and incorporated herein by reference).

10.9	*1
Employment Agreement, dated as of February 5, 2014, by and among AV Homes, Inc. and Roger Cregg (filed as Exhibit 10.40 to Form 10-K filed on March 17, 2014 (File No. 1-7395), and incorporated herein by reference).

10.10	1	Form of Employment Agreement for non-CEO executive officers.
10.11	1	Form of Restricted Share Award Agreement for executive officers.
10.12	1	Form of Performance Share Award Agreement for executive officers.
10.13	*
Poinciana Parkway Regulatory Agreement, dated as of December 15, 2006, by and between Osceola County, Florida and Avatar Properties Inc. (filed as Exhibit 10(ca) to Form 10-K for the year ended December 31, 2006 (File No. 1-7395), incorporated herein by reference).

10.14	*
Poinciana Parkway Regulatory Agreement, dated as of December 20, 2006, by and between Polk County, Florida and Avatar Properties Inc. (filed as Exhibit 10(cb) to Form 10-K for the year ended December 31, 2006 (File No. 1-7395), incorporated herein by reference).

10.15	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.1 to Form 8-K filed on July 29, 2008 (File No. 1-7395), and incorporated herein by reference).

10.16	*
First Amended and Restated Poinciana Parkway Regulatory Agreement, dated as of August 6, 2008, by and between Avatar Properties Inc. and Polk County, Florida (filed as Exhibit 10.1 to Form 8-K filed on August 11, 2008 (File No. 1-7395), and incorporated herein by reference).

10.17	*
Transportation Concurrency Agreement, dated December 15, 2006, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.2 to Form 8-K filed on July 29, 2008 (File No. 1-7395), and incorporated herein by reference).

10.18	*
Amendment to Transportation Concurrency Agreement, dated as of July 25, 2008, by and between Avatar Properties Inc. and Osceola County, Florida (filed as Exhibit 10.3 to Form 8-K filed on July 29, 2008 (File No. 1-7395), and incorporated herein by reference).

10.19	*
Agreement for Development of Poinciana Parkway, dated as of October 15, 2012, by and between Osceola County, Florida, Polk County, Florida, Avatar Properties Inc. and Osceola County Expressway Authority (filed as Exhibit 10.47 to Form 10-K/A for the year ended December 31, 2012 (File No. 1-7395), and incorporated herein by reference).

10.20	*
Earnout Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., Avatar Properties Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.81 to Form 10-K for the year ended December 31, 2010 (File No. 1-7395), and incorporated herein by reference).

10.21	*
Registration Rights Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.83 to Form 10-K for the year ended December 31, 2010 (File No. 1-7395), and incorporated herein by reference).

10.22	*
First Amendment, dated April 5, 2013, to Registration Rights Agreement, dated October 25, 2010 (filed as Exhibit 10.1 to Form 8-K filed on April 5, 2013 (File No. 1-7395), and incorporated herein by reference).

10.23	*
Securities Purchase Agreement, dated June 19, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.1 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.24	*
Stockholders Agreement, dated June 20, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.2 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.25	*
Management Services Agreement, dated June 20, 2013, by and between AV Homes, Inc., Avatar Properties Inc. and TPG VI Management, LLC (filed as Exhibit 10.3 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.26	*	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.4 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.27	*
Letter Agreement, dated June 19, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.5 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.28	*
Credit Agreement, dated April 7, 2014, by and among AV Homes, Inc., JPMorgan Chase Bank, N.A., as Lender, Administrative Agent and Collateral Agent, and the Lenders thereto (filed as Exhibit 10.1 to Form 8-K filed April 11, 2014 (File No. 1-7345), and incorporated herein by reference).

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

AV HOMES, INC.

Dated:	February 27, 2015	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	February 27, 2015	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Dated:	February 27, 2015	By:	/s/ Michael S. Burnett
Michael S. Burnett, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:	February 27, 2015	By:	/s/ Joshua Nash
Joshua Nash, Director and Chairman of the Board

Dated:	February 27, 2015	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated:	February 27, 2015	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated:	February 27, 2015	By:	/s/ Paul Hackwell
Paul Hackwell, Director

Dated:	February 27, 2015	By:	/s/ Jonathan Pertchik
Jonathan Pertchik, Director

Dated:	February 27, 2015	By:	/s/ Michael F. Profenius
Michael F. Profenius, Director

Dated:	February 27, 2015	By:	/s/ Aaron Ratner
Aaron Ratner, Director

Dated:	February 27, 2015	By:	/s/ Joel M. Simon
Joel M. Simon, Director