Form 10-Q
period 2015-03-31
AV Homes, Inc.
filed 2015-05-01
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended March 31, 2015.

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

As of April 28, 2015, there were 22,336,955 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Cash and cash equivalents	$131,355	$180,334
Restricted cash	20,847	16,447
Land and other inventories	426,434	383,184
Receivables	3,911	2,906
Property and equipment, net	36,513	36,922
Investments in unconsolidated entities	20,094	17,991
Prepaid expenses and other assets	21,005	20,980
Assets held for sale	—	4,051
Goodwill	6,071	6,071
Total Assets	$666,230	$668,886

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$22,155	$16,087
Accrued and other liabilities	19,389	28,134
Customer deposits	9,193	4,966
Estimated development liability	32,960	33,003
Notes payable	299,956	299,956
Total Liabilities	383,653	382,146

Stockholders' Equity
Common stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 22,446,344 shares outstanding at March 31, 2015
22,182,972 shares outstanding at December 31, 2014	22,446	22,183
Additional paid-in capital	397,571	396,989
Accumulated deficit	(134,421)	(129,413)
	285,596	289,759
Treasury stock: at cost, 110,874 shares at March 31, 2015 and December 31, 2014	(3,019)	(3,019)
Total Stockholders' Equity	282,577	286,740
Total Liabilities and Stockholders' Equity	$666,230	$668,886

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Homebuilding	$53,349	$25,603
Amenity and other	2,777	2,556
Land sales	2,704	15,706
Total revenues	58,830	43,865

Expenses
Homebuilding	54,315	26,255
Amenity and other	2,383	2,892
Land sales	285	11,945
Total real estate expenses	56,983	41,092
General and administrative expenses	3,654	4,396
Interest income and other	(62)	(103)
Interest expense	3,257	114
Total expenses	63,832	45,499
Equity in earnings (loss) in unconsolidated entities	(6)	1
Net loss before income taxes	(5,008)	(1,633)
Income tax (expense) benefit	—	—
Net loss and comprehensive loss	(5,008)	(1,633)
Net income attributable to non-controlling interests in consolidated entities	—	293
Net loss and comprehensive loss attributable to AV Homes stockholders	$(5,008)	$(1,926)

Basic and Diluted Loss Per Share	$(0.23)	$(0.09)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
 (unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss (including net income attributable to non-controlling interests)	$(5,008)	$(1,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	829	769
Amortization of stock-based compensation	885	596
Equity in loss (earnings) from unconsolidated entities	6	(1)
Changes in operating assets and liabilities:
Restricted cash	(4,400)	(4,159)
Land and other inventories	(39,199)	(34,230)
Receivables	(1,005)	2,177
Assets held for sale	—	11,365
Prepaid expenses and other assets	(23)	580
Accounts payable, estimated development liability, and accrued and other liabilities	(2,836)	894
Customer deposits	4,227	824
NET CASH USED IN OPERATING ACTIVITIES	(46,524)	(22,818)

INVESTING ACTIVITIES
Investment in property and equipment	(249)	(212)
Proceeds from sales of property and equipment	—	12
Acquisition of Royal Oak Homes	—	(64,794)
Investment in unconsolidated entities	(2,109)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,358)	(64,994)

FINANCING ACTIVITIES
Principal payments of notes payable	—	(19)
Other financing activities, net	(97)	36
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(97)	17

DECREASE IN CASH AND CASH EQUIVALENTS	(48,979)	(87,795)
Cash and cash equivalents at beginning of period	180,334	144,727
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,355	$56,932

Non-cash transactions:
Transfer from assets held for sale to land and other inventories	$4,051	$—
Accrued investment in property and equipment	$116	$—

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2015

Note 1 - Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes at March 31, 2015 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain revenue and expense balances were reclassified from "Homebuilding and amenity," as well as "Other real estate" into the line item "Amenity and other" to enhance the visibility to our core homebuilding operations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TPG Investment in Company

In June 2013, we entered into a Securities Purchase Agreement by and among AV Homes and TPG Aviator, L.P. ("TPG Aviator") pursuant to which TPG Aviator agreed to acquire 2,557,474 shares of AV Homes’ common stock, par value $1.00 per share (the “Common Stock"), at a purchase price of $14.65 per share, and 665,754 shares of a newly authorized series of AV Homes’ preferred stock, designated as Series A Contingent Convertible Cumulative Redeemable Preferred Stock, par value $0.10 per share (the “Series A Preferred Stock"), at a purchase price and liquidation preference of $146.50 per share, for an aggregate investment in AV Homes by TPG Aviator of $135.0 million. In September 2013, the Series A Preferred Stock was converted into 6,657,543 shares of our Common Stock and the Series A Preferred Stock was cancelled.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of March 31, 2015, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $20.8 million and $16.4 million as of March 31, 2015 and December 31, 2014, respectively.  The balance as of March 31, 2015 and December 31, 2014 is comprised primarily of $20.3 million and $16.1 million, respectively, on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility (defined below).

Land and Other Inventories

  Land and Other Inventories include expenditures for land acquisition, land development, home construction, construction costs for homeowners association amenities, and direct and allocated indirect costs, including interest cost capitalized until development and construction are substantially completed. These costs are assigned to components of Land and Other Inventories based on specific identification, relative sales value, or area allocation methods.

Land and Other Inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value, in accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment (“ASC 360”).

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

During the three months ended March 31, 2015 and 2014, our impairment assessments resulted in no impairment charges.

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

Property and Equipment, net includes certain amenities such as club facilities on properties owned by us. These amenities include expenditures for land acquisition, land development, construction, and direct and allocated costs, including interest cost incurred during development and construction.

Each reporting period, we review our Property and Equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three months ended March 31, 2015 and 2014, we did not identify indicators of impairments for Property and Equipment.

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
During the three months ended March 31, 2015, we changed our plans to sell assets that were previously classified as held for sale, or the assets no longer met the held for sale criteria, resulting in a reclassification of $4.1 million of land positions to Land and other inventories. There was no change in the carrying value in these assets due to this reclassification.

During the three months ended March 31, 2014, we sold assets held for sale with a carrying value of $11.8 million for cash proceeds of $14.7 million. Included in this was the sale of a multi-family property in Arizona to a related party for $13.9 million for a gain of $2.3 million.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, “Investments –
Equity Method and Joint Ventures” (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations and comprehensive income (loss). Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Purchase Accounting

When acquiring a business, we allocate the purchase price of real estate to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result of our pre-acquisition due diligence and its marketing and housing activities.

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three month period ended March 31, 2015.

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

During the three months ended March 31, 2015 and 2014, changes in the warranty reserve consisted of the following (in thousands):

	Three Months
	2015	2014
Accrued warranty reserve, beginning of period	$1,528	$638
Reserve provided	693	383
Payments	(710)	(188)
Accrued warranty reserve, end of period	$1,511	$833

Income Taxes

Income taxes have been provided for using the liability method under ASC 740, Income Taxes (“ASC 740”).  The liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the three months ended March 31, 2015, we recognized an increase of $1.5 million in the valuation allowance, primarily attributable to the year to date net loss.  As of March 31, 2015, our deferred tax asset valuation allowance was $131.4 million.  In future periods, the valuation allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

Any interest or penalties assessed have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations and comprehensive income (loss) as income tax expense.

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

As of March 31, 2015, an aggregate of 988,441 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, including an aggregate of 603,456 options, restricted stock units and stock units granted. There were approximately 24,556 shares available for grant at March 31, 2015.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted loss per share for the three months ended March 31, 2015 and 2014 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive.

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014 (in thousands, except share data):

	Three Months
	2015	2014
Numerator:
Basic and diluted net loss	$(5,008)	$(1,926)

Denominator:
Basic and diluted weighted average shares outstanding	21,995,460	21,929,852

Basic and diluted loss per share	$(0.23)	$(0.09)

Comprehensive Loss

Net loss and comprehensive loss are the same for the three months ended March 31, 2015 and 2014.

Recent Accounting Pronouncements
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. We believe the adoption of ASU 2015-01 will not have a material effect on our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We believe the adoption of ASU 2015-02 will not have a material effect on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). Under ASU 2015-03, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. We believe the adoption of ASU 2015-03 will not have a material effect on our consolidated financial statements.

Note 2 - Royal Oak Homes Acquisition

On March 13, 2014, we acquired substantially all of the assets and certain liabilities of Royal Oak Homes, LLC (“Royal Oak”) and certain land positions from an affiliate of Royal Oak. Royal Oak and its affiliate acquire and develop raw land and construct single family homes in the Central Florida area. The transaction expanded our presence in Central Florida and the Poinciana market. With over 2,500 primary residential lots owned or controlled at the time of acquisition, Royal Oak enhances our position in a key growth market. The total purchase price paid under the acquisition agreements was approximately $65.0 million in cash, which includes a potential $3.0 million payment related to an earn-out covering the financial results for 2014 and 2015. The actual amount of the earn-out may be more or less than the $3.0 million target amount based on the performance of the Royal Oak business through the end of 2015. We will not pay any earn-out amounts unless the Royal Oak business achieves at least 50% of the target amount of financial performance. The current estimate of the total payment for the earn-out is $2.4 million, of which $1.1 million has been paid as of March 31, 2015. The results of Royal Oak are included in the Company's consolidated financial statements from the acquisition date of March 13, 2014.

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
The following table summarizes the calculation of the fair value of the total consideration transferred to Royal Oak and its affiliate and the amounts of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Calculation of purchase price consideration

Cash paid for Royal Oak net assets	$25,848
Cash paid for bulk land purchase	28,009
Contingent consideration (earn-out)	2,500
Debt repaid at closing	8,827

Total consideration	$65,184

Assets acquired and liabilities assumed
Assets
Prepaid and other current assets	$582
Land and other inventories	60,217
Property, plant and equipment	366
Trade name	614
Goodwill	6,071

Total assets acquired	67,850

Liabilities
Accounts payable	1,343
Accrued and other liabilities	469
Customer deposits	854

Total liabilities assumed	2,666

Total net assets acquired	$65,184

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
The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. The $0.6 million of acquired intangible assets relates to trade names that are being amortized over three years. Amortization expense for these assets totaled $0.1 million for the three months ended March 31, 2015, which is included in the consolidated statements of operations and comprehensive income (loss) within homebuilding expense.
The Company has completed its business combination accounting as of the end of the measurement period, which did not extend beyond one year from the acquisition date.
Transaction and integration costs
Transaction and integration costs directly related to the Royal Oak acquisition, including legal, accounting and broker fees, totaled $0.9 million for the three months ended March 31, 2014, the majority of which are included in the consolidated statements of operations and comprehensive income (loss) within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.
Goodwill
As of the acquisition date, goodwill included the expected economic value attributable to Royal Oak’s assembled workforce. The acquisition provided increased scale and presence in an existing market with immediate revenue opportunities through an established backlog. We expect $3.7 million of goodwill to be deductible for tax purposes as of March 31, 2015.

Supplemental pro forma information
The following represents pro forma operating results as if Royal Oak had been included in the Company’s consolidated statements of operations as of the beginning of the fiscal year presented (in thousands):

Three Months Ended March 31,
2014
Revenue	$57,191
Net income (loss)	(706)
Income (loss) per common share - basic and diluted	$(0.03)
The supplemental pro forma operating results have been determined after adjusting the operating results of Royal Oak to reflect additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied as of January 1, 2014. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. These results may not be indicative of future operating results.

Note 3 - Land and Other Inventories

Land and Other Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014

Land held for future development	$21,393	$20,844
Land developed and in process of development	282,949	269,764
Homes completed or under construction	122,092	92,576
	$426,434	$383,184

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest ("ASC 835"). Homebuilding interest capitalized to cost of inventory is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred.

Qualified homebuilding assets consist of land, lots and homes, excluding finished unsold homes or finished models, that are under development or construction.

The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months
	2015	2014
Interest incurred	$6,713	$2,331
Interest capitalized	(3,456)	(2,217)
Interest expense	$3,257	$114

Note 4 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling $2.1 million and $0.0 million to our unconsolidated entities during the three months ended March 31, 2015 and 2014, respectively. The balance of our investments in unconsolidated entities was $20.1 million and $18.0 million at March 31, 2015 and December 31, 2014, respectively.

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was acquired in November 2012 and is distributed to the partners at cost, once certain entitlements and development activities are completed. In May 2014, EM 646 distributed $7.1 million of developed land to a wholly-owned subsidiary of AV Homes.

During 2014, we were no longer considered the primary beneficiary of EM 646 due to a discontinuation of a related party affiliation, resulting in shared power between the remaining members. As we no longer have the power on a stand-alone basis to direct the activities of the LLC that most significantly impact the LLC’s economic performance, we deconsolidated this LLC, in accordance with ASC 810, Consolidation and ASC 360. As this transaction involves the deconsolidation of insubstance real estate, we have accounted for the deconsolidation under ASC 360-20, Real Estate Sales. In determining whether a gain should be recognized as part of this transaction, ASC 360-20-40-10, Real Estate Sales, requires that a sufficient amount of cash be received in order to recognize a gain on transactions within the scope of ASC 360. As we did not receive any proceeds from this transaction and as there was not a culmination of an earning process, we recognized our investment in the venture at our carry over cost basis and, therefore, no gain or loss was recognized. We will reflect future earnings, contributions and distributions on an equity method basis. As of March 31, 2015, our consolidated balance sheet included $18.9 million in investments in unconsolidated entities related to the EM 646 joint venture.
We and our equity partners make capital contributions to the entity on a pro rata basis. The obligation to make such capital contributions is governed by the entity’s operating agreement. As of March 31, 2015, this entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 5 - Debt

Our notes payable are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
7.50% Senior Convertible Notes due 2016	55,481	55,481
7.50% Senior Exchange Convertible Notes due 2016	44,475	44,475
8.50% Senior Notes due 2019	200,000	200,000
Senior Secured Credit Facility	—	—
Total	$299,956	$299,956

We made interest payments of $12.3 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively. We were in compliance with all debt covenants as of March 31, 2015 and December 31, 2014.

7.50% Senior Convertible Notes due 2016

On February 4, 2011, we completed an underwritten public offering for $100.0 million aggregate principal amount of our 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”). The 7.50% Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased. The 7.50% Notes are governed by the Indenture and the First Supplemental Indenture, each dated February 4, 2011, between us and the trustee named therein. Interest on the 7.50% Notes is payable semi-annually in arrears in cash on February 15 and August 15 of each year.

7.50% Senior Exchange Convertible Notes due 2016

In July 2012, we entered into exchange agreements under which we retired $44.5 million in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”). The 7.50% Exchange Notes mature on February 15, 2016 unless earlier converted, edeemed or repurchased. Effective as of February 15, 2015, we may, at our option, redeem for cash all or any portion of the 7.50% Exchange Notes prior to maturity at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. The 7.50% Exchange Notes are governed by the Indenture dated February 4, 2011 and the Second Supplemental Indenture dated July 25, 2012 between us and the trustee named therein. Interest on the 7.50% Exchange Notes is payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2013.

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
Senior Secured Credit Facility
On April 7, 2014, we entered into a $65.0 million senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer (the "Senior Secured Credit Facility"). The other lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG. Later in 2014, we increased the senior secured credit facility by $40.0 million with the addition of Citibank, N.A., and Deutsche Bank, A.G., as additional lenders.
The Senior Secured Credit Facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $105.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also includes a swing line loan facility in an aggregate principal amount of up to $30.0 million. At March 31, 2015, we had sufficient qualified assets in the borrowing base to cover the full capacity and had no borrowings outstanding.

Note 6 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Rio Rico and Poinciana for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated costs. Cash expenditures associated with these obligations were $0.1 million and $0.0 million during the three months ended March 31, 2015 and 2014, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $33.0 million at March 31, 2015 and December 31, 2014.

Note 7 - Commitments and Contingencies

We are involved in litigation from time to time, primarily arising in the normal course of our business. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of March 31, 2015, we had outstanding performance bonds of approximately $25.1 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Note 8 - Segment Information

Prior to the first quarter of 2015, our operations included the following reportable segments: (i) active adult communities; (ii) primary residential communities; and (iii) land sales. Based on the evolving nature of our business and recent operational and reporting changes, we reevaluated the identification of our reportable segments during the first quarter of 2015. As a result, beginning with the first quarter of 2015, our reportable segments are as follows: Florida, Arizona and the Carolinas.

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker to evaluate performance and make operating decisions. We have identified our chief operating decision maker as our Chief Executive Officer.

The following table summarizes our information for reportable segments for the three months ended March 31, 2015 and 2014, which have been recast for all periods presented to reflect the change described above (in thousands):

	Three Months
	2015	2014
Operating income (loss):

Florida
Revenues
Homebuilding	$41,906	$21,348
Amenity and other	2,777	2,556
Land sales	2,704	1,838
Total Revenues	47,387	25,742

Expenses
Homebuilding	34,601	17,031
Homebuilding Selling, General and Administrative	6,588	3,927
Amenity and other	2,345	2,715
Land sales	285	407
Segment operating income	3,568	1,662

Arizona

Revenues
Homebuilding	$9,907	$4,255
Land sales	—	13,868
Total Revenues	9,907	18,123

Expenses
Homebuilding	8,613	3,547
Homebuilding Selling, General and Administrative	2,322	1,457
Amenity and other	38	177
Land sales	—	11,538
Segment operating income (loss)	(1,066)	1,404

Carolinas
Revenues
Homebuilding	$1,536	$—
Total Revenues	1,536	—

Expenses
Homebuilding	1,375	—
Homebuilding Selling, General and Administrative	816	293
Segment operating loss	(655)	(293)

Operating income	$1,847	$2,773

Unallocated income (expenses):
Interest income and other	62	103
Equity in earnings (loss) in unconsolidated entities	(6)	1
Corporate general and administrative expenses	(3,654)	(4,396)
Interest expense	(3,257)	(114)
Loss before income taxes	(5,008)	(1,633)
Income tax expense	—	—
Net income attributable to non-controlling interests	—	293
Net loss attributable to AV Homes	$(5,008)	$(1,926)

	March 31,	December 31,
	2015	2014
Segment assets:
Florida	$308,032	$278,091
Arizona	160,502	145,380
Carolinas	33,840	28,475
Unallocated assets	163,856	216,940
Total assets	$666,230	$668,886

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

The carrying amounts and fair values of our financial liabilities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
7.50% Notes and 7.50% Exchange Notes	$99,956	$99,434	$99,956	$99,040
8.50% Senior Notes	$200,000	$189,860	$200,000	$193,000
Contingent consideration (earn-out)	$1,304	$1,304	$2,404	$2,404

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

8.50% Senior Notes, 7.50% Notes, and 7.50% Exchange Notes: At March 31, 2015 and December 31, 2014, the fair value of the 7.50% Notes, 7.50% Exchange Notes, and the 8.50% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Contingent consideration ("earn-out"): This was first recognized as part of the purchase price paid for the Royal Oak acquisition in the first quarter of 2014 and falls within Level 3 of the fair value hierarchy. The decrease from December 31, 2014 relates to a payment made pursuant to the purchase and sale agreement during the three months ended March 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
We are engaged in the business of homebuilding and community development in Florida, Arizona and the Carolinas. We also engage to a limited degree in other real estate activities, such as the operation of amenities and the sale of land for third-party development. We manage our business through three reportable segments: Florida, Arizona and the Carolinas.

For the three months ended March 31, 2015, we derived 81% of our revenues from Florida, 17% of our revenues from Arizona, and 2% of our revenues from the Carolinas.

Our primary business is the development of land and the construction and sale of homes for people of all ages, including active adults (55 years and older). Our current homebuilding sales activities include existing locations in Florida, Arizona and the Carolinas, with additional communities in the pipeline for each state. Within each geographical segment, we build both active adult communities, which are restricted to homeowners that are age 55 and older, and primary residential communities, which are open to all ages. This provides an element of diversification, which helps mitigate the overall business risks. We generate a smaller portion of our revenues from the sale of land from our portfolio of legacy land holdings that we sell in favorable market conditions. While we have in the past acquired land with the intention to resell to developers and other third parties, we now purchase land for the purpose of developing communities and will opportunistically sell existing non-core commercial and industrial assets, as well as scattered lot positions and land assets, that are in excess of our needed supply in a given market.

Our current selling community count includes 36 locations, 22 in Florida, eight in Arizona, and six in the Carolinas, with additional communities in the pipeline for each area. Our current closing community count includes 30 locations, 20 in Florida, six in Arizona, and four in the Carolinas, with additional communities in the pipeline for each area.

Solivita and Vitalia, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, currently serve as our flagship communities as we pursue the active adult market. In addition, we have added active adult communities in Raleigh-Durham, North Carolina and Mesa, Arizona, named Creekside at Bethpage and Encore at Eastmark, respectively. These communities broaden our geographic footprint and product offering, and should provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

The primary residential market continues to improve and we continue to invest in this area to create a more diversified portfolio that mitigates cyclical impact over time. We are expanding within our existing communities in Central Florida and the greater Phoenix market, and have expanded into new primary markets in the Charlotte, North Carolina and Jacksonville, Florida metropolitan areas. Replacement lot positions may require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

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

Demographic trends. As a portion of our business focuses on the active adult population, demographic trends have an impact on our results of operations. We believe that we will benefit from the long-term growth in demand for active adult communities as a result of the Baby Boomer generation entering their retirement years.

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

The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months
	2015	2014
Operating income (loss):

Florida
Revenues
Homebuilding	$41,906	$21,348
Amenity and other	2,777	2,556
Land sales	2,704	1,838
Total Revenues	47,387	25,742

Expenses
Homebuilding	34,601	17,031
Homebuilding Selling, General and Administrative	6,588	3,927
Amenity and other	2,345	2,715
Land sales	285	407
Segment operating income	3,568	1,662

Arizona
Revenues
Homebuilding	$9,907	$4,255
Land sales	—	13,868
Total Revenues	9,907	18,123

Expenses
Homebuilding	8,613	3,547
Homebuilding Selling, General and Administrative	2,322	1,457
Amenity and other	38	177
Land sales	—	11,538
Segment operating income (loss)	(1,066)	1,404

Carolinas
Revenues
Homebuilding	$1,536	$—
Total Revenues	1,536	—

Expenses
Homebuilding	1,375	—

Homebuilding Selling, General and Administrative	816	293
Segment operating loss	(655)	(293)

Operating income	$1,847	$2,773

Unallocated income (expenses):
Interest income and other	62	103
Equity in earnings (loss) in unconsolidated entities	(6)	1
Corporate general and administrative expenses	(3,654)	(4,396)
Interest expense	(3,257)	(114)
Loss before income taxes	(5,008)	(1,633)
Income tax expense	—	—
Net income attributable to non-controlling interests	—	293
Net loss attributable to AV Homes	$(5,008)	$(1,926)

Data from closings for the Florida, Arizona, and the Carolinas segments for the three months ended March 31, 2015 and 2014 is summarized as follows (dollars in thousands):

For the three months ended March 31,	Number of Units	Revenues	Average Price Per Unit
2015
Florida	169	$41,906	$248
Arizona	39	9,907	254
Carolinas	5	1,536	307
Total	213	$53,349	$250

2014
Florida	84	$21,348	$254
Arizona	16	4,255	266
Carolinas	—	—	—
Total	100	$25,603	$256

First Quarter 2015 Highlights

During the first three months of 2015, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the increase in the number of homes sold and closed, and (iv) the profitable sale of non-core asset positions.

Three Months Ended March 31, 2015 and 2014

Consolidated Results
Overall revenue increased by $15.0 million or 34% to $58.8 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase was comprised of homebuilding revenue which increased by $27.7 million or 108% compared to the first quarter of 2014, partially offset by a decrease in land sales revenue of $13.0 million. The increase in homebuilding revenue was driven by a 113% increase in units closed, partially offset by a 2.3% decrease in the average sales price for homes closed. The decrease in land sales is primarily due to a non-recurring sale of a multi-family property in Arizona for $13.9 million in the first quarter of 2014. Land sales are highly variable from quarter to quarter and large fluctuations may occur. The gain on land sales during the three months ended March 31, 2015 was $2.4 million compared to $3.4 million during the same period in 2014. Homebuilding expenses increased by $28.1 million or 107%, generally consistent with the increase in revenue.

Corporate general and administrative expenses decreased by $0.7 million to $3.7 million for the three months ended March 31, 2015 compared to the same period in 2014. As a percentage of total revenue, corporate general and administrative expenses improved to 6.2% for the three months ended March 31, 2015 compared to 10.0% for the same period in 2014. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs. Additionally, the first quarter of 2014 included $0.9 million of costs related to the acquisition of Royal Oak.

Interest expense increased to $3.3 million for the three months ended March 31, 2015 compared to $0.1 million in the same period in 2014. The increase in interest expense is primarily attributable to the increase in debt related to the issuance of the 8.50% Notes in the second quarter of 2014. Interest costs incurred, prior to capitalization, also increased compared to the prior year to $6.7 million for the first quarter of 2015 from $2.3 million in the first quarter of 2014 due to the issuance of the 8.50% Notes.

Net loss for the three months ended March 31, 2015 was $5.0 million or $0.23 per share compared to a net loss of $1.9 million or $0.09 per share for the three months ended March 31, 2014.  The increase in net loss for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to the increase in interest expense.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $27.7 million or 108% to $53.3 million for the three months ended March 31, 2015 compared to the same period in 2014 due to a 113.0% increase in units closed, partially offset by a 2.3% decrease in the average sales price for homes closed. In the Florida segment, revenues increased $20.6 million or 96.3% over the prior period driven by a 101.2% increase in units closed due to an increase in the number of communities in which we had closings from 11 to 20, partially offset by a 2.4% decrease in the average price per unit due to a higher proportion of lower-priced primary residential homes closed in the first quarter of 2015. In the Arizona segment, revenues increased $5.7 million or 132.8% over the prior period driven by a 143.8% increase in units closed due to an increase in the number of communities in which we had closings from two to six, partially offset by a 4.5% decrease in average price per unit due primarily to the introduction of closings of lower priced homes in two new primary residential communities. In the Carolinas segment, revenues increased by $1.5 million over the first quarter of 2014 as we recorded our first closings for the Carolinas segment in the fourth quarter of 2014.

Gross margin from combined home closings decreased by 320 basis points to 16.4% from 19.6% for the three months ended March 31, 2015 compared to the same period in 2014. Gross margin from the Florida segment decreased by 280 basis points to 17.4% from 20.2% for the three months ended March 31, 2015 compared to closings from the same period in 2014 due primarily to the change in community mix between years. The first quarter of 2015 was comprised of a larger proportion of new communities, primarily due to the Royal Oak acquisition, whose inventory basis was marked to market. Gross margin from the Arizona segment decreased by 350 basis points to 13.1% from 16.6% for the three months ended March 31, 2015 compared to closings from the same period in 2014 primarily due to the startup of four new communities, which tend to have lower initial margins and higher finished lot costs. Gross margin from the Carolinas segment was 10.5% for the three months ended March 31, 2015 due to increased incentives to build momentum in new communities. Capitalized interest included in cost of sales for the Florida, Arizona, and Carolinas segments was $0.9 million, $0.3 million, and $0.0 million, respectively, for the three months ended March 31, 2015 and was $0.5 million, $0.1 million, and $0.0 million, respectively, for the same period in 2014.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 18.2% for the three months ended March 31, 2015 from 22.1% for the same period in 2014 as we were able to leverage the cost base over our increased revenues. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 15.7% and 18.3% for the three month periods ended March 31, 2015 and 2014, respectively. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment improved to 23.4% for the three months ended March 31, 2015 compared to 34.2% for the three months ended March 31, 2014, and homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment was 53.1% for the three month period ended March 31, 2015.

Data from contracts signed for the Florida, Arizona and the Carolinas segments for the three months ended March 31, 2015 and 2014 is summarized as follows (dollars in thousands):

For the three months ended March 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2015
Florida	423	(60)	363	$95,595	$263
Arizona	120	(12)	108	30,588	283
Carolinas	19	(5)	14	4,356	311
Total	562	(77)	485	$130,539	$269

2014
Florida	162	(17)	145	$36,108	$249
Arizona	61	(6)	55	13,791	251
Carolinas	—	—	—	—	—
Total	223	(23)	200	$49,899	$249

The total number of net housing contracts signed during the three months ended March 31, 2015 compared to the same period in 2014 increased by 285 or 142.5%. The dollar value of housing contracts signed increased by $80.6 million or 161.6%. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the three months ended March 31, 2015 increased by 218 or 150.3%, while the dollar value of housing contracts signed increased by $59.5 million or 164.7%, due to an increase in the number of selling communities from ten to 22, primarily as a result of the Royal Oak acquisition. The number of net housing contracts signed for the Arizona segment during the three months ended March 31, 2015 increased by 53 or 96.4%, while the dollar value of housing contracts signed increased by $16.8 million or 121.8%, due to an increase in the number of selling communities from three to eight. The number of net housing contracts signed for the Carolinas segment during the three months ended March 31, 2015 increased by 14 while the dollar value of housing contracts signed increased by $4.4 million, due to an increase in the number of selling communities from zero to six. The overall increase reflects an increase in the number of selling communities from 13 to 36 as well as improved market conditions for all of our homebuilding segments.
The cancellation rate for the three months ended March 31, 2015 increased to 13.7% from 10.3% for the three months ended March 31, 2014. The cancellation rate within the Florida segment increased to 14.2% in the first quarter of 2015 from 10.5% in the first quarter of 2014. The cancellation rate in the Arizona segment was consistent at 10.0% for the first quarter of both 2014 and 2015. The cancellation rate in the Carolinas segment for the first quarter of 2015 was 26.3%.
Backlog for the Florida, Arizona, and the Carolinas segments as of March 31, 2015 and 2014 is summarized as follows (dollars in thousands):

As of March 31,	Number of Backlog Units	Dollar Volume	Average Price Per Unit

2015
Florida	467	$125,474	$269
Arizona	121	34,465	285
Carolinas	15	4,763	318
Total	603	$164,702	$273

2014
Florida	279	$70,465	$253
Arizona	109	26,771	246
Carolinas	—	—	—
Total	388	$97,236	$251

The backlog of housing contracts as of March 31, 2015 compared to March 31, 2014 increased by 215 or 55.4%, and the dollar value of backlog increased by $67.5 million or 69.4% over the same period. The increase in units of backlog was driven by all segments. The backlog of housing contracts in the Florida segment as of March 31, 2015 compared to March 31, 2014 increased by 188 or 67.4%, and the dollar value increased by $55.0 million or 78.1% over the same period, driven by the increase in selling communities from ten to 22. The backlog of housing contracts in the Arizona segment as of March 31, 2015 compared to March 31, 2014 increased by 12 or 11.0%, and the dollar value increased by $7.7 million or 28.7% over the same period. The backlog of housing contracts in the Carolinas segment as of March 31, 2015 compared to March 31, 2014 increased by 15 and the dollar value increased by $4.8 million over the same period, driven by the increase in selling communities from zero to six.
As of March 31, 2015, our inventory of unsold (speculative) homes, both completed and under construction, was 254 units, as compared to 258 units as of December 31, 2014. As of March 31, 2015, approximately 43% of unsold homes were completed compared to approximately 49% as of December 31, 2014.

The following is a breakdown of our land holdings as of March 31, 2015:

			Remaining Lots
	Total Lots (1)	Closed Lots	Developed	Partially Developed	Raw	Total Remaining Lots
Principal Communities

Florida
Active Adult	11,531	4,279	580	872	5,800	7,252
Primary Residential	7,624	2,148	2,400	622	1,096	4,118
	19,155	6,427	2,980	1,494	6,896	11,370

Arizona
Active Adult	2,601	335	575	—	1,691	2,266
Primary Residential	1,224	213	613	53	345	1,011
	3,825	548	1,188	53	2,036	3,277

Carolinas
Active Adult	653	—	—	166	487	653
Primary Residential	494	10	91	117	276	484
	1,147	10	91	283	763	1,137

Total Principal Communities	24,127	6,985	4,259	1,830	9,695	15,784

(1) Estimated planned lots/units are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots/units stated.

The Company also has approximately 1,600 acres of commercial and industrial land, approximately 5,700 acres of unplatted scattered mixed-use land, and 740 platted scattered lots.

Income Taxes

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the three months ended March 31, 2015, we recognized an increase of $1.5 million in the valuation allowance. As of March 31, 2015, our deferred tax asset valuation allowance was $131.4 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of March 31, 2015, our cash and cash equivalents totaled $131.4 million compared to $180.3 million as of December 31, 2014.  As of March 31, 2015 and December 31, 2014, total consolidated indebtedness was $300.0 million for each period. The decrease in cash and cash equivalents at March 31, 2015 is primarily due to the building up of inventory and the first quarter interest payments. Additionally, as of March 31, 2015, we had $20.8 million in restricted cash, which is comprised primarily of cash on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility, as compared to $16.4 million in restricted cash as of December 31, 2014. We were in compliance with all debt covenants as of March 31, 2015 and December 31, 2014.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the three months ended March 31, 2015, net cash used in operating activities was $46.5 million.  The operating cash outflow was primarily due to the net loss of $5.0 million, the increase in land and other inventories of $39.2 million, and an increase in restricted cash of $4.4 million related to a covenant requirement in our credit facility. Using the proceeds from our senior notes issued in June 2014, we purchased land and lots for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by cash inflow of $4.2 million from increased customer deposits. Net cash used by investing activities amounted to $2.4 million primarily due to investments in a joint venture in our Arizona segment. Net cash used by financing activities was $0.1 million.

For the three months ended March 31, 2014, net cash used in operating activities was $22.8 million.  The operating cash outflow was primarily due to the increase in land and other inventories of $34.2 million primarily related to the increase in the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by a decrease of $11.4 million in assets held for sales as a result of the sale of a multi-family property in Arizona. Net cash used in investing activities amounted to $65.0 million, primarily due to the acquisition of Royal Oak.  Net cash provided by financing activities was $0.0 million.

Off Balance Sheet Arrangements

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of March 31, 2015, we had outstanding performance bonds of approximately $25.1 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial and other land, and the revolving line of credit will provide sufficient liquidity to fund our business for 2015.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during the three months ended March 31, 2015. For additional information regarding AV Homes' critical accounting policies, refer to Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the three months ended March 31, 2015. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.
Special notes concerning forward-looking statements
Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; competition for home buyers, properties, financing, raw materials and skilled labor; overall market supply and demand for new homes; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness and potential need for additional financing; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our ability to purchase outstanding notes upon certain fundamental changes; contingent liabilities that may affect our liquidity; development liabilities that may impose payment obligations on us; the availability of mortgage financing for home buyers; increased regulation of the mortgage industry; changes in federal lending programs and other regulations; cancellations of home sale orders; declines in home prices in our primary regions; inflation affecting homebuilding costs; the prices and supply of building materials and skilled labor; the availability and skill of subcontractors; elimination or reduction of tax benefits associated with home ownership; warrant and construction defect claims; health and safety incidents in homebuilding activities; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; our ability to recover our costs in the event of reduced home sales; dependence on our senior management; effect of our expansion efforts on our cash flows and profitability; effects of government regulation of development and homebuilding projects; raising healthcare costs; our ability to realize our deferred income tax asset; costs of environmental compliance; impact of environmental changes; dependence on digital technologies and potential interruptions; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors discussed in Part I, Item 1A. of our Annual Report on
Form 10-K for the year ended December 31, 2014.

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

AV HOMES, INC.

Date:	May 1, 2015	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2015	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)