Form 10-Q
period 2015-06-30
AV Homes, Inc.
filed 2015-07-31
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended June 30, 2015.

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

As of July 29, 2015, there were 22,339,548 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Cash and cash equivalents	$113,274	$180,334
Restricted cash	25,175	16,447
Land and other inventories	496,910	383,184
Receivables	3,256	2,906
Property and equipment, net	36,140	36,922
Investments in unconsolidated entities	1,179	17,991
Prepaid expenses and other assets	22,547	20,980
Assets held for sale	—	4,051
Goodwill	6,071	6,071
Total Assets	$704,552	$668,886

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$29,370	$16,087
Accrued and other liabilities	17,257	28,134
Customer deposits	10,882	4,966
Estimated development liability	32,908	33,003
Notes payable	335,211	299,956
Total Liabilities	425,628	382,146

Stockholders' Equity
Common stock	22,451	22,183
Additional paid-in capital	398,379	396,989
Accumulated deficit	(138,887)	(129,413)
	281,943	289,759
Treasury stock	(3,019)	(3,019)
Total Stockholders' Equity	278,924	286,740
Total Liabilities and Stockholders' Equity	$704,552	$668,886

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Homebuilding	$75,902	$48,425	$129,251	$74,028
Amenity and other	2,727	2,502	5,504	5,058
Land sales	760	520	3,464	16,226
Total revenues	79,389	51,447	138,219	95,312

Expenses
Homebuilding	74,872	46,899	129,187	73,156
Amenity and other	2,430	2,719	4,813	5,612
Land sales	98	294	383	12,238
Total real estate expenses	77,400	49,912	134,383	91,006
General and administrative expenses	4,282	3,852	7,936	8,248
Interest income and other	(62)	(70)	(124)	(173)
Interest expense	2,406	—	5,663	111
Total expenses	84,026	53,694	147,858	99,192
Equity in earnings (loss) in unconsolidated entities	171	(6)	165	(5)
Net loss before income taxes	(4,466)	(2,253)	(9,474)	(3,885)
Income tax (expense) benefit	—	—	—	—
Net loss and comprehensive loss	(4,466)	(2,253)	(9,474)	(3,885)
Net income attributable to non-controlling interests in consolidated entities	—	36	—	329
Net loss and comprehensive loss attributable to AV Homes stockholders	$(4,466)	$(2,289)	$(9,474)	$(4,214)

Basic and Diluted Loss Per Share	$(0.20)	$(0.10)	$(0.43)	$(0.19)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
 (unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss (including net income attributable to non-controlling interests)	$(9,474)	$(3,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,799	1,602
Amortization of stock-based compensation	1,698	1,236
Equity in loss (earnings) from unconsolidated entities	(165)	5
Gain on disposal of assets	(31)	—
Changes in operating assets and liabilities:
Restricted cash	(8,728)	(7,392)
Land and other inventories	(89,816)	(66,431)
Receivables	(350)	1,341
Assets held for sale	—	11,619
Prepaid expenses and other assets	(1,151)	(1,468)
Accounts payable, estimated development liability, and accrued and other liabilities	2,310	7,781
Customer deposits	5,916	2,407
NET CASH USED IN OPERATING ACTIVITIES	(97,992)	(53,185)

INVESTING ACTIVITIES
Investment in property and equipment	(906)	(409)
Proceeds from sales of property and equipment	31	12
Acquisition of Royal Oak Homes	—	(64,794)
Investment in unconsolidated entities	(2,882)	—
Return of capital from unconsolidated entities	—	33
NET CASH USED IN INVESTING ACTIVITIES	(3,757)	(65,158)

FINANCING ACTIVITIES
Gross proceeds from issuance of notes	79,872	200,000
Debt issuance costs	(526)	(8,297)
Principal payments of notes payable	(44,617)	(5,421)
Other financing activities, net	(40)	43
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,689	186,325

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,060)	67,982
Cash and cash equivalents at beginning of period	180,334	144,727
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,274	$212,709

Non-cash transactions:
Transfer from assets held for sale to land and other inventories	$4,051	$—
Accrued debt issuance costs	$1,400	$—
Distribution of land from unconsolidated joint venture	$19,093	$—

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
June 30, 2015

Note 1 - Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes at June 30, 2015 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain revenue and expense balances were reclassified from "Homebuilding and amenity," as well as "Other real estate" into the line item "Amenity and other" to enhance the visibility to our core homebuilding operations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of June 30, 2015, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $25.2 million and $16.4 million as of June 30, 2015 and December 31, 2014, respectively, associated with an interest reserve to comply with the terms of our Senior Secured Credit Facility (defined below).

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

We evaluate our land and other inventories for impairment on a quarterly basis in accordance with ASC 360 to reflect market conditions, including a market by market consideration of supply of new and resale homes for sale, level of foreclosure activity and competition. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would vary, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows, which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

During the three and six months ended June 30, 2015 and 2014, our impairment assessments resulted in no impairment charges.

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

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three and six months ended June 30, 2015 and 2014, we did not identify indicators of impairments for property and equipment.

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
During the six months ended June 30, 2015, we changed our plans to sell assets that were previously classified as held for sale, or the assets no longer met the held-for-sale criteria, resulting in a reclassification of $4.1 million of land positions to land and other inventories. There was no change in the carrying value in these assets due to this reclassification.

During the three and six months ended June 30, 2014, we sold assets held for sale with a carrying value of $0.2 million and $12.0 million, respectively, for cash proceeds of $0.5 million and $15.1 million, respectively. Included in this was the sale of a multi-family property in Arizona to a related party for $13.9 million for a gain of $2.3 million during the six months ended June 30, 2014.

Investments in Partnerships and LLCs

When we are either deemed to hold the controlling interest in a voting interest entity or deemed to be the primary beneficiary of a variable interest entity (“VIE”), we are required to consolidate the investment. The primary beneficiary of a VIE is the entity that has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb the majority of losses of the VIE or the right to receive the majority of benefits from the VIE. Investments where we don't hold the controlling interest and we are not the primary beneficiary are accounted for under the equity method.

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
We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations and comprehensive income (loss). Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
Purchase Accounting

When acquiring a business, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. In making estimates of fair values for this purpose, we use a number of sources, including independent appraisals and information obtained about each property as a result of our pre-acquisition due diligence and its marketing and housing activities.

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three and six month periods ended June 30, 2015 and 2014.

Revenues

In accordance with ASC 360, revenues from the sales of housing units are recognized when the sales are closed and title passes to the purchasers. In addition, revenues from land sales are recognized in full at closing, provided the buyer's initial and continuing investment is adequate, any financing is considered collectible and there is no significant continuing involvement. Sales incentives are included in homebuilding revenue in the accompanying consolidated statements of operations and comprehensive income (loss).

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

During the three and six months ended June 30, 2015 and 2014, changes in the warranty reserve consisted of the following (in thousands):

	Three Months		Six Months
	2015	2014	2015	2014
Accrued warranty reserve, beginning of period	$1,511	$833	$1,528	$638
Reserve provided	764	84	1,136	467
Payments	(508)	(111)	(897)	(299)
Accrued warranty reserve, end of period	$1,767	$806	$1,767	$806

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance.  During the six months ended June 30, 2015, we recognized an increase of $2.7 million in the valuation allowance, primarily attributable to the year-to-date net loss.  As of June 30, 2015, our deferred tax asset valuation allowance was $132.5 million.  In future periods, the valuation allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

Any interest or penalties assessed have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our statement of operations and comprehensive income (loss) as income tax expense.

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2005 Restatement), as amended ("the Incentive Plan") provides for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes.  The exercise prices of stock options may not be less than the stock exchange closing price of our common stock on the date of grant.  Stock option awards under the Incentive Plan generally expire 10 years after the date of grant. On June 2, 2011, our stockholders approved the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) to, among other things, increase the aggregate number of shares of our common stock, par value $1.00 per share, authorized for issuance under the Incentive Plan from 1,500,000 shares to 2,200,000 shares and extend the term of the Incentive Plan until October 25, 2020. On June 3, 2015, our stockholders approved the 2015 Incentive Compensation Plan (the "2015 Plan") to provide for the issuance of up to 750,000 shares of our common stock, plus the 22,405 shares that remained available for issuance under the Incentive Plan on such date.

As of June 30, 2015, an aggregate of 590,483 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, relating to outstanding options and restricted stock units previously awarded and currently outstanding under the Incentive Plan. There were approximately 767,474 shares available for grant at June 30, 2015 under the 2015 Plan and 17,088 shares reserved for issuance relating to restricted stock units previously awarded and currently outstanding under the 2015 Plan.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted loss per share for the three and six months ended June 30, 2015 and 2014 did not assume the effect of restricted stock units, employee stock options, or convertible notes because the effects were antidilutive.

The following table represents a reconciliation of the net loss and weighted average shares outstanding for the calculation of basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share data):

	Three Months		Six Months
	2015	2014	2015	2014
Numerator:
Basic and diluted net loss	$(4,466)	$(2,289)	$(9,474)	$(4,214)

Denominator:
Basic and diluted weighted average shares outstanding	22,005,589	21,940,284	22,000,367	21,935,097

Basic and diluted loss per share	$(0.20)	$(0.10)	$(0.43)	$(0.19)

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and six months ended June 30, 2015 and 2014.

Note 2 - Royal Oak Homes Acquisition

On March 13, 2014, we acquired substantially all of the assets and certain liabilities of Royal Oak Homes, LLC, a residential homebuilder based in Orlando, Florida (“Royal Oak”). In connection with the transaction, we also acquired certain land positions from an affiliate of Royal Oak. The transaction expanded our presence in Central Florida and the Poinciana market. With over 2,500 primary residential lots owned or controlled at the time of acquisition, Royal Oak enhances our position in a key growth market. The total purchase price paid under the acquisition agreements was approximately $65.0 million in cash, which includes a potential $3.0 million payment related to an earn-out covering the financial results for 2014 and 2015. The actual amount of the earn-out may be more or less than the $3.0 million target amount based on the performance of the Royal Oak business through the end of 2015. We will not pay any earn-out amounts unless the Royal Oak business achieves at least 50% of the target amount of financial performance. The current estimate of the total payment for the earn-out is $2.4 million, of which $1.2 million has been paid as of June 30, 2015. The results of Royal Oak's operations are included in our consolidated financial statements from the acquisition date of March 13, 2014.

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

We determined the fair value of inventory on a lot-by-lot basis primarily using a combination of market comparable land transactions, where available, and discounted cash flow models, and independent appraisals were also utilized in certain instances. These estimated cash flows are significantly impacted by estimates related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities.
The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. The $0.6 million of acquired intangible assets relates to trade names that are being amortized over three years. Amortization expense for these assets totaled $0.1 million for the three and six months ended June 30, 2015, which is included in the consolidated statements of operations and comprehensive income (loss) within homebuilding expense.
We completed our business combination accounting as of the end of the measurement period, which did not extend beyond one year from the acquisition date.
Transaction and integration costs
Transaction and integration costs directly related to the Royal Oak acquisition, including legal, accounting and broker fees, totaled $0.1 million and $1.0 million for the three and six months ended June 30, 2014, respectively, the majority of which are included in the consolidated statements of operations and comprehensive income (loss) within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.
Goodwill

As of the acquisition date, goodwill included the expected economic value attributable to Royal Oak’s assembled workforce. The acquisition provided increased scale and presence in an existing market with immediate revenue opportunities through an established backlog. We expect $3.7 million of goodwill to be deductible for tax purposes as of June 30, 2015.

Supplemental pro forma information
The following represents pro forma operating results as if Royal Oak had been included in the Company’s consolidated statements of operations and comprehensive income (loss) as of the beginning of the fiscal year presented (in thousands):

Six Months Ended June 30, 2014
Revenue	$108,448
Net income (loss)	(2,095)
Income (loss) per common share - basic and diluted	$(0.10)
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

Note 3 - Land and Other Inventories

Land and other inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014

Land held for future development	$21,385	$20,844
Land developed and in process of development	315,060	269,764
Homes completed or under construction	160,465	92,576
	$496,910	$383,184

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

The following table represents interest incurred, interest capitalized, and interest expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months		Six Months
	2015	2014	2015	2014
Interest incurred	$6,788	$2,356	$13,501	$4,687
Interest capitalized	(4,382)	(2,356)	(7,838)	(4,576)
Interest expense	$2,406	$—	$5,663	$111

Note 4 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling $0.8 million and $2.9 million to our unconsolidated entities during the three and six months ended June 30, 2015, respectively. We made contributions totaling $0.3 million to our unconsolidated entities during the three and six months ended June 30, 2014. The balance of our investments in unconsolidated entities was $1.2 million and $18.0 million at June 30, 2015 and December 31, 2014, respectively.

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was originally acquired in November 2012 and in April 2015 the final distribution of developed land to the partners was completed at cost. For the six months ended June 30, 2015 and 2014, EM 646 distributed $19.9 million and $7.1 million, respectively, of developed land to AV Homes.

During 2014, we were no longer considered the primary beneficiary of EM 646 due to a discontinuation of a related party affiliation, resulting in shared power between the remaining members. As we no longer have the power on a stand-alone basis to direct the activities of the LLC that most significantly impact the LLC’s economic performance, we deconsolidated this LLC, in accordance with ASC 810, Consolidation and ASC 360. As this transaction involves the deconsolidation of insubstance real estate, we have accounted for the deconsolidation under ASC 360-20, Real Estate Sales. In determining whether a gain should be recognized as part of this transaction, ASC 360-20-40-10, Real Estate Sales requires that a sufficient amount of cash be received in order to recognize a gain on transactions within the scope of ASC 360. As we did not receive any proceeds from this transaction and as there was not a culmination of an earning process, we recognized our investment in the venture at our carry over cost basis and, therefore, no gain or loss was recognized. We will reflect future earnings, contributions and distributions on an equity method basis. At June 30, 2015 and December 31, 2014 our consolidated balance sheet included amounts related to investments in the unconsolidated EM 646 entity of $0.0 million and $15.6 million, respectively.
We and our equity partners make capital contributions to the entity and receive distributions on a pro rata basis. The obligation to make such capital contributions is governed by the entity’s operating agreement. As of June 30, 2015, this entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 5 - Debt

Our notes payable are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
7.50% Senior Convertible Notes due 2016	46,793	55,481
7.50% Senior Exchange Convertible Notes due 2016	8,546	44,475
8.50% Senior Notes due 2019	200,000	200,000
6.00% Senior Convertible Notes due 2020, net of discount	79,872	—
Senior Secured Credit Facility	—	—
Total	$335,211	$299,956

We made interest payments of $9.7 million and $22.0 million for the three and six months ended June 30, 2015, respectively. We made interest payments of $0.1 million and $3.9 million for the three and six months ended June 30, 2014, respectively. We were in compliance with all debt covenants as of June 30, 2015 and December 31, 2014.

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

6.00% Senior Convertible Notes due 2020

On June 23, 2015, we completed a private offering of $80.0 million aggregate principal amount of 6.00% Senior Convertible Notes due 2020 (the “6.00% Notes”). The 6.00% Notes were issued in exchange for $15.4 million aggregate principal amount of 7.50% Exchange Notes and $64.5 million in cash. We used $30.7 million of the net cash proceeds from the sale of the 6.00% Notes to (i) repurchase an additional $20.5 million aggregate principal amount of 7.50% Exchange Notes, (ii) repurchase $8.7 million aggregate principal amount of outstanding 7.50% Notes, and (iii) pay approximately $1.5 million of accrued interest (in respect of the notes being exchanged or repurchased) and premium (in respect of the notes being repurchased). The 6.00% Notes will mature on July 1, 2020, unless earlier repurchased or converted. The 6.00% Notes are governed by the Indenture dated February 4, 2011 and the Third Supplemental Indenture dated June 23, 2015 between us and the trustee named therein. The 6.00% Notes bear regular cash interest on the principal amount of each note, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2016.

The 6.00% Notes were issued pursuant a series of separate, privately negotiated note purchase agreements (the “Note Purchase Agreements”) entered into on June 17, 2015 by us and certain qualified institutional buyers. TPG Aviator, L.P. (“TPG”), which owns approximately 41% of our outstanding common stock, purchased $20.0 million aggregate principal amount of 6.00% Notes for $20.0 million in cash and waived its rights to purchase additional 6.00% Notes. Pursuant to the terms of the Company’s Related Person Transaction Policy, the audit committee of the Company’s board of directors reviewed and approved the terms of the 6.00% Notes and TPG’s purchase of 6.00% Notes.

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
The Senior Secured Credit Facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $105.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also includes a swing line loan facility in an aggregate principal amount of up to $30.0 million. At June 30, 2015, we had sufficient qualified assets in the borrowing base to cover the full capacity and had no borrowings outstanding. Subsequent to June 30, 2015, we drew $40.0 million on the Senior Secured Credit Facility.

Note 6 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Rio Rico and Poinciana for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated costs. Cash expenditures associated with these obligations were $0.1 million and $0.0 million during the three and six months ended June 30, 2015 and 2014, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $32.9 million and $33.0 million at June 30, 2015 and December 31, 2014, respectively.

Note 7 - Commitments and Contingencies

We are involved in litigation from time to time, primarily arising in the normal course of our business. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of June 30, 2015, we had outstanding performance bonds of approximately $24.6 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the three and six months ended June 30, 2015 and 2014, which have been recast for all periods presented to reflect the change described above (in thousands):

	Three Months		Six Months
	2015	2014	2015	2014
Operating income (loss):

Florida
Revenues
Homebuilding	$56,686	$39,583	$98,592	$60,931
Amenity and other	2,727	2,502	5,504	5,058
Land sales	760	520	3,464	2,358
Total Revenues	60,173	42,605	107,560	68,347

Expenses
Homebuilding	46,023	32,196	80,624	49,227
Homebuilding selling, general and administrative	8,165	5,380	14,753	9,310
Amenity and other	2,394	2,637	4,739	5,351
Land sales	98	294	383	700
Segment operating income	3,493	2,098	7,061	3,759

Arizona
Revenues
Homebuilding	$15,277	$8,842	$25,184	$13,097
Land sales	—	—	—	13,868
Total Revenues	15,277	8,842	25,184	26,965

Expenses
Homebuilding	13,594	7,433	22,207	10,980
Homebuilding selling, general andaAdministrative	2,515	1,484	4,837	2,940
Amenity and other	36	82	74	261
Land sales	—	—	—	11,538
Segment operating income (loss)	(868)	(157)	(1,934)	1,246

Carolinas
Revenues
Homebuilding	$3,939	$—	$5,475	$—
Total Revenues	3,939	—	5,475	—

Expenses
Homebuilding	3,617	—	4,992	—
Homebuilding selling, general and administrative	958	406	1,774	699
Segment operating loss	(636)	(406)	(1,291)	(699)

Operating income	$1,989	$1,535	$3,836	$4,306

Unallocated income (expenses):
Interest income and other	62	70	124	173
Equity in earnings (loss) in unconsolidated entities	171	(6)	165	(5)
Corporate general and administrative expenses	(4,282)	(3,852)	(7,936)	(8,248)
Interest expense	(2,406)	—	(5,663)	(111)
Loss before income taxes	(4,466)	(2,253)	(9,474)	(3,885)
Income tax expense	—	—	—	—
Net income attributable to non-controlling interests	—	36	—	329
Net loss attributable to AV Homes	$(4,466)	$(2,289)	$(9,474)	$(4,214)

	June 30,	December 31,
	2015	2014
Segment assets:
Florida	$343,390	$278,091
Arizona	168,990	145,380
Carolinas	37,631	28,475
Unallocated assets	154,541	216,940
Total assets	$704,552	$668,886

Note 9 - Fair Value Disclosures

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The carrying amounts and fair values of our financial liabilities at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
7.50% Notes and 7.50% Exchange Notes	$55,339	$55,201	$99,956	$99,040
8.50% Senior Notes	$200,000	$193,500	$200,000	$193,000
6.00% Notes	$79,872	$80,000	$—	$—
Contingent consideration (earn-out)	$1,198	$1,198	$2,404	$2,404

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

8.50% Senior Notes, 7.50% Notes, 7.50% Exchange Notes, and 6.00% Notes: At June 30, 2015 and December 31, 2014, the fair value of the 7.50% Notes, 7.50% Exchange Notes, the 8.50% Notes and the 6.00% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Contingent consideration ("earn-out"): This was first recognized as part of the purchase price paid for the Royal Oak acquisition in the first quarter of 2014 and falls within Level 3 of the fair value hierarchy. The decrease from December 31, 2014 relates to payments made pursuant to the purchase and sale agreement during the six months ended June 30, 2015.

Note 10 - Subsequent Events

Business Acquisition

On July 1, 2015, we acquired substantially all of the assets and liabilities of Bonterra Builders, LLC (“Bonterra”) for approximately $101.3 million, including a $6.0 million estimated earn-out, and remains subject to customary post-closing adjustments. The actual amount of the earn-out may be more or less than the $6.0 million target amount based on the performance of the Bonterra business through the end of 2016. A portion of the aggregate consideration equal to $0.8 million was held back by us at the closing as security for Bonterra's indemnification and other obligations under the purchase agreement. Bonterra acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled, the Bonterra acquisition significantly enhances our position in a key growth market.

As of the date of this report, the initial accounting for this business combination is incomplete because the valuation of assets and liabilities acquired is still in process; therefore, certain disclosures required by ASC 805-10-50 cannot be made at this time. These disclosures include the amount of acquisition-related costs, the fair value of acquired receivables, the amounts of major classes of assets and liabilities acquired, the amount of goodwill recognized, if any, including a qualitative discussion of the factors that make up that goodwill, the total amount of goodwill deductible for tax purposes, the amount of goodwill by reportable segment, the fair value and description of contingent consideration, and the amount of revenue and earnings of Bonterra since the date of acquisition and since the beginning of 2014.

Redemption of 7.50% Exchange Notes

On July 20, 2015, we completed the redemption of $8.5 million aggregate principal amount of the 7.50% Exchange Notes. We paid for all of the notes redeemed with available cash. The full aggregate principal amount of the notes was surrendered for repurchase, and therefore none of the notes remain outstanding.

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

For the six months ended June 30, 2015, we derived 78% of our revenues from Florida, 18% of our revenues from Arizona, and 4% of our revenues from the Carolinas.

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

Our current selling community count includes 38 locations, 23 in Florida, nine in Arizona, and six in the Carolinas, with additional communities in the pipeline for each area. Our current count of communities with closings includes 32 locations, 21 in Florida, six in Arizona, and five in the Carolinas, with additional communities in the pipeline for each area.

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

The primary residential market is improving and we continue to invest in this area to create a more diversified portfolio that mitigates cyclical impact over time. We are expanding within our existing communities in Central Florida and the greater Phoenix market, and have expanded into new primary markets in the Charlotte, North Carolina and Jacksonville, Florida metropolitan areas. Replacement lot positions may require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

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

Revenue factors

General market conditions. Demand for housing in the United States is driven by a variety of factors, including, among other things, population growth, household income, mortgage rates, affordability, consumer confidence and employment levels. The supply of available housing varies from time to time based on a number of factors, including, among other things, home starts, inventories of existing homes available for sale and activities of speculative investors. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new home sales remain low compared with historical levels. We believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

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

The following table provides a comparison of certain financial data related to our operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months		Six Months
	2015	2014	2015	2014
Operating income (loss):

Florida
Revenues
Homebuilding	$56,686	$39,583	$98,592	$60,931
Amenity and other	2,727	2,502	5,504	5,058
Land sales	760	520	3,464	2,358
Total Revenues	60,173	42,605	107,560	68,347

Expenses

Homebuilding	46,023	32,196	80,624	49,227
Homebuilding selling, general and administrative	8,165	5,380	14,753	9,310
Amenity and other	2,394	2,637	4,739	5,351
Land sales	98	294	383	700
Segment operating income	3,493	2,098	7,061	3,759

Arizona
Revenues
Homebuilding	$15,277	$8,842	$25,184	$13,097
Land sales	—	—	—	13,868
Total Revenues	15,277	8,842	25,184	26,965

Expenses
Homebuilding	13,594	7,433	22,207	10,980
Homebuilding selling, general and administrative	2,515	1,484	4,837	2,940
Amenity and other	36	82	74	261
Land sales	—	—	—	11,538
Segment operating income (loss)	(868)	(157)	(1,934)	1,246

Carolinas
Revenues
Homebuilding	$3,939	$—	$5,475	$—
Total Revenues	3,939	—	5,475	—

Expenses
Homebuilding	3,617	—	4,992	—
Homebuilding selling, general and administrative	958	406	1,774	699
Segment operating loss	(636)	(406)	(1,291)	(699)

Operating income	$1,989	$1,535	$3,836	$4,306

Unallocated income (expenses):
Interest income and other	62	70	124	173
Equity in earnings (loss) in unconsolidated entities	171	(6)	165	(5)
Corporate general and administrative expenses	(4,282)	(3,852)	(7,936)	(8,248)
Interest expense	(2,406)	—	(5,663)	(111)
Loss before income taxes	(4,466)	(2,253)	(9,474)	(3,885)
Income tax expense	—	—	—	—
Net income attributable to non-controlling interests	—	36	—	329
Net loss attributable to AV Homes	$(4,466)	$(2,289)	$(9,474)	$(4,214)

Data from closings for the Florida, Arizona and the Carolinas segments for the three and six months ended June 30, 2015 and 2014 is summarized as follows (dollars in thousands):

For the three months ended June 30,	Number of Units	Revenues	Average Price Per Unit
2015
Florida	218	$56,686	$260
Arizona	60	15,277	255
Carolinas	13	3,939	303
Total	291	$75,902	$261

2014
Florida	155	$39,583	$255
Arizona	36	8,842	246
Carolinas	—	—	—
Total	191	$48,425	$254

For the six months ended June 30,	Number of Units	Revenues	Average Price Per Unit
2015
Florida	387	$98,592	$255
Arizona	99	25,184	254
Carolinas	18	5,475	304
Total	504	$129,251	$256

2014
Florida	239	$60,931	$255
Arizona	52	13,097	252
Carolinas	—	—	—
Total	291	$74,028	$254

Second Quarter 2015 Highlights

During the second quarter of 2015, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the increase in the number of homes sold and closed, (iv) the profitable sale of non-core asset positions and (v) the successful completion of raising additional debt capital for continued growth and operational opportunities.

Three Months Ended June 30, 2015 and 2014

Consolidated Results

Overall revenue increased by $27.9 million or 54% to $79.4 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily comprised of homebuilding revenue which increased by $27.5 million or 57% compared to the second quarter of 2014. The increase in homebuilding revenue was driven by a 52% increase in units closed and a 2.8% increase in the average sales price for homes closed. The gain on land sales during the three months ended June 30, 2015 was $0.7 million compared to $0.2 million during the same period in 2014. Homebuilding expenses increased by $28.0 million or 60% for the three months ended June 30, 2015 compared to the same period in 2014, generally in-line with the increase in revenue.

Corporate general and administrative expenses increased by $0.4 million to $4.3 million for the three months ended June 30, 2015 compared to the same period in 2014. The current quarter amount includes $0.3 million of costs related to the acquisition of Bonterra and $0.3 million of costs related the repurchase of a portion of the 7.50% Notes. As a percentage of total revenue, corporate general and administrative expenses improved to 5.4% for the three months ended June 30, 2015 compared to 7.5% for the same period in 2014. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense increased to $2.4 million for the three months ended June 30, 2015 compared to $0.0 million in the same period in 2014. The increase in interest expense is primarily attributable to the issuance of the 8.50% Notes on June 30, 2014. Interest costs incurred, prior to capitalization, also increased compared to the prior year to $6.8 million for the second quarter of 2015 from $2.4 million in the second quarter of 2014 due to the 8.50% Notes.

Net loss for the three months ended June 30, 2015 was $4.5 million or $0.20 per share compared to a net loss of $2.3 million or $0.10 per share for the three months ended June 30, 2014.  The increase in net loss for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to the increase in interest expense.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $27.5 million or 57% to $75.9 million for the three months ended June 30, 2015 compared to the same period in 2014 due to a 52.4% increase in units closed and a 2.8% increase in the average sales price for homes closed. In the Florida segment, revenues increased $17.1 million or 43.2% over the prior period driven by a 40.6% increase in units closed due to an increase in the number of communities in which we had closings from 11 to 21, and by a 2.0% increase in the average price per unit due to product mix changes and improved market conditions in the second quarter of 2015. In the Arizona segment, revenues increased $6.4 million or 72.8% for the three months ended June 30, 2015 compared to the same period in 2014 driven by a 66.7% increase in units closed due to an increase in the number of communities in which we had closings from two to six, and by a 3.7% increase in average price per unit due primarily to the introduction of closings of higher priced homes in new primary residential communities. In the Carolinas segment, revenues increased by $3.9 million for the three months ended June 30, 2014 over the second quarter of 2014 as we recorded our first closings for the Carolinas segment in the fourth quarter of 2014.

Gross margin from combined home closings decreased by 150 basis points to 16.7% from 18.2% for the three months ended June 30, 2015 compared to the same period in 2014. Gross margin from the Florida segment increased slightly to 18.8% for the three months ended June 30, 2015 compared to 18.7% for closings from the same period in 2014. Lower margins from the 10 new communities were offset by the negative impact of the purchase accounting write-up of in-process inventory that did not affect the margins in the second quarter of 2015. Gross margin from the Arizona segment decreased by 490 basis points to 11.0% from 15.9% for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to the startup of four new communities and a greater number of speculative home closings, both of which tend to have lower initial margins. Gross margin from the Carolinas segment was 8.2% for the three months ended June 30, 2015 due to increased incentives to build momentum in new communities. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $1.3 million, $0.4 million and $0.1 million, respectively, for the three months ended June 30, 2015 and was $0.5 million, $0.2 million and $0.0 million, respectively, for the same period in 2014.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue increased to 15.3% for the three months ended June 30, 2015 from 15.0% for the same period in 2014 primarily due to costs incurred to start up new selling communities, which are not yet generating revenue. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 14.4% and 13.6% for the three month periods ended June 30, 2015 and 2014, respectively. This increase is attributable to the startup of new selling communities as well as a higher mix of closings with co-broke commissions in the second quarter of 2015 compared to the second quarter of 2014. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment improved to 16.5% for the three months ended June 30, 2015 compared to 16.8% for the three months ended June 30, 2014, and homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment was 24.3% for the three month period ended June 30, 2015.

Six Months Ended June 30, 2015 and 2014

Consolidated Results

Overall revenue increased by $42.9 million or 45% to $138.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was comprised of homebuilding revenue, which increased by $55.2 million or 75% compared to the same period of 2014, partially offset by a decrease in land sales revenue of $12.8 million. The increase in homebuilding revenue was driven by a 73% increase in units closed and a 0.8% increase in the average sales price for homes closed. The decrease in land sales is primarily due to a non-recurring sale of a multi-family property in

Arizona for $13.9 million in the first quarter of 2014. Land sales are highly variable from quarter to quarter and large fluctuations may occur. The gain on land sales during the six months ended June 30, 2015 was $3.1 million compared to $4.0 million during the same period in 2014. Homebuilding expenses for the six months ended June 30, 2015 compared to the same period in 2014 increased by $56.0 million or 77%, generally consistent with the increase in revenue.

Corporate general and administrative expenses decreased by $0.3 million to $7.9 million for the six months ended June 30, 2015 compared to the same period in 2014. The six months ended June 30, 2014 amount includes $0.3 million of costs related to the acquisition of Bonterra and $0.3 million of costs related the repurchase of a portion of the 7.50% Notes. As a percentage of total revenue, corporate general and administrative expenses improved to 5.7% for the six months ended June 30, 2015 compared to 8.7% for the same period in 2014. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense increased to $5.7 million for the six months ended June 30, 2015 compared to $0.1 million in the same period in 2014. The increase in interest expense is primarily attributable to the increase in debt related to the issuance of the 8.50% Notes on June 30, 2014. Interest costs incurred, prior to capitalization, also increased compared to the prior year to $13.5 million for the first six months of 2015 from $4.7 million in the same period of 2014 due to the issuance of the 8.50% Notes.

Net loss for the six months ended June 30, 2015 was $9.5 million, or $0.43 per share compared to a net loss of $4.2 million, or $0.19 per share for the six months ended June 30, 2014.  The increase in net loss for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to the increase in interest expense.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $55.2 million or 75% to $129.3 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a 73.2% increase in units closed and a 0.8% increase in the average sales price for homes closed. In the Florida segment, revenues increased $37.7 million or 61.8% for the six months ended June 30, 2015 compared to the same period in 2014 driven by a 61.9% increase in units closed due to an increase in the number of communities in which we had closings from 11 to 21. In the Arizona segment, revenues increased $12.1 million or 92.3% for the six months ended June 30, 2015 compared to the same period in 2014 driven by a 90.4% increase in units closed due to an increase in the number of communities in which we had closings from two to six. In the Carolinas segment, revenues increased by $5.5 million for the six months ended June 30, 2015 compared to the first six months of 2014 as we recorded our first closings for the Carolinas segment in the fourth quarter of 2014.

Gross margin from combined home closings decreased by 210 basis points to 16.6% from 18.7% for the six months ended June 30, 2015 compared to the same period in 2014. Gross margin from the Florida segment decreased by 100 basis points to 18.2% from 19.2% for the six months ended June 30, 2015 compared to closings from the same period in 2014 due primarily to the change in community mix between years. The first six months of 2015 was comprised of a larger proportion of new communities, primarily due to the Royal Oak acquisition. Lower margins from the 10 new communities were offset by the negative impact of the purchase accounting write-up of in-process inventory that did not affect the margins in the first six months of 2015. Gross margin from the Arizona segment decreased by 440 basis points to 11.8% from 16.2% for the six months ended June 30, 2015 compared to closings from the same period in 2014 primarily due to the startup of four new communities and a greater number of speculative home closings, both of which tend to have lower initial margins. Gross margin from the Carolinas segment was 8.8% for the six months ended June 30, 2015 due to increased incentives to build momentum in new communities. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $2.2 million, $0.7 million and $0.2 million, respectively, for the six months ended June 30, 2015 and was $1.0 million, $0.3 million and $0.0 million, respectively, for the same period in 2014.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 16.5% for the six months ended June 30, 2015 from 17.5% for the same period in 2014 as we were able to leverage the cost base over our increased revenues. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 15.0% and 15.3% for the six month periods ended June 30, 2015 and 2014, respectively. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment improved to 19.2% for the six months ended June 30, 2015 compared to 22.4% for the six months ended June 30, 2014, and homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment was 32.4% for the six month period ended June 30, 2015.

Data from contracts signed for the Florida, Arizona and the Carolinas segments for the three and six months ended June 30, 2015 and 2014 is summarized as follows (dollars in thousands):

For the three months ended June 30,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2015
Florida	385	(59)	326	$88,143	$270
Arizona	167	(36)	131	38,481	294
Carolinas	38	(4)	34	10,880	320
Total	590	(99)	491	$137,504	$280

2014
Florida	250	(17)	233	$61,312	$263
Arizona	59	(11)	48	12,942	270
Carolinas	—	—	—	—	—
Total	309	(28)	281	$74,254	$264

For the six months ended June 30,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2015
Florida	808	(119)	689	$183,738	$267
Arizona	287	(48)	239	69,069	289
Carolinas	57	(9)	48	15,236	317
Total	1,152	(176)	976	$268,043	$275

2014
Florida	412	(34)	378	$97,420	$258
Arizona	120	(17)	103	26,733	260
Carolinas	—	—	—	—	—
Total	532	(51)	481	$124,153	$258

The total number of net housing contracts signed during the three months ended June 30, 2015 compared to the same period in 2014 increased by 210 or 74.7%. The dollar value of housing contracts signed increased by $63.3 million or 85.2% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the three months ended June 30, 2015 increased by 93 or 39.9%, while the dollar value of housing contracts signed increased by $26.8 million or 43.8%, due to an increase in the number of selling communities from 15 to 23. The number of net housing contracts signed for the Arizona segment during the three months ended June 30, 2015 increased by 83 or 172.9%, while the dollar value of housing contracts signed increased by $25.5 million or 197.3%, due to an increase in the number of selling communities from four to nine, including the opening of our new active adult community. The number of net housing contracts signed for the Carolinas segment during the three months ended June 30, 2015 increased by 34 while the dollar value of housing contracts signed increased by $10.9 million, due to an increase in the number of selling communities from zero to six. The overall increase reflects an increase in the number of selling communities from 19 to 38 as well as generally improved market conditions.
The cancellation rate for the three months ended June 30, 2015 increased to 16.8% from 9.1% for the three months ended June 30, 2014. The cancellation rate within the Florida segment increased to 15.3% in the second quarter of 2015 from 6.8% in the second quarter of 2014. The cancellation rate in the Arizona segment increased to 21.6% in the second quarter of 2015 from 18.6% in the second quarter of 2014. The cancellation rate in the Carolinas segment for the second quarter of 2015 was 10.5%. The increase in cancellation rate is primarily attributable to a higher percentage of sales not meeting mortgage underwriting standards in the second quarter of 2015 in comparison to the second quarter of 2014.
The total number of net housing contracts signed during the six months ended June 30, 2015 compared to the same period in 2014 increased by 495 or 102.9%. The dollar value of housing contracts signed increased by $143.9 million or 115.9% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the six months ended June 30, 2015 increased by 311 or 82.3%, while the dollar value of housing contracts signed increased by $86.3 million or 88.6% over the same period, due to an increase in the number of selling communities from 15 to 23. The number of net housing contracts signed for the Arizona segment during the six months ended June 30, 2015 increased by 136 or 132.0%, while the dollar value of housing contracts signed increased by $42.3 million or 158.4% over the same period, due to an increase in the number of selling communities from four to nine, including the opening of our new active adult community. The number of net housing contracts signed for the Carolinas segment during the six months ended June 30, 2015 increased by 48 while the dollar value of housing contracts signed increased by $15.2 million over the same period, due to an increase in the number of selling communities from zero to six. The overall increase reflects an increase in the number of selling communities from 19 to 38 as well as generally improved market conditions.
The cancellation rate for the six months ended June 30, 2015 increased to 15.3% from 9.6% for the six months ended June 30, 2014. The cancellation rate within the Florida segment increased to 14.7% in the first six months of 2015 from 8.3% in the same period of 2014. The cancellation rate in the Arizona segment increased to 16.7% for the six months ended June 30, 2015 from 14.2% for the six months ended June 30, 2014. The cancellation rate in the Carolinas segment for the six months ended June 30, 2015 was 15.8%. The increase in cancellation rate is primarily attributable to a higher percentage of sales not meeting mortgage underwriting standards in the second quarter of 2015 in comparison to the second quarter of 2014.

Backlog for the Florida, Arizona and the Carolinas segments as of June 30, 2015 and 2014 is summarized as follows (dollars in thousands):

As of June 30,	Number of Backlog Units	Dollar Volume	Average Price Per Unit

2015
Florida	575	$157,137	$273
Arizona	192	57,666	300
Carolinas	36	11,705	325
Total	803	$226,508	$282

2014
Florida	359	$92,762	$258
Arizona	121	30,888	255
Carolinas	—	—	—
Total	480	$123,650	$258

The backlog of housing contracts as of June 30, 2015 compared to June 30, 2014 increased by 323 or 67.3%, and the dollar value of backlog increased by $102.9 million or 83.2% over the same period. The increase in units of backlog was driven by increased sales of new orders due to higher community counts in all segments, as well as increases in the average price per unit sold due to price increases and sales mix. The backlog of housing contracts in the Florida segment as of June 30, 2015 compared to June 30, 2014 increased by 216 or 60.2%, and the dollar value increased by $64.4 million or 69.4% over the same period, driven by the increase in selling communities from 15 to 23. The backlog of housing contracts in the Arizona segment as of June 30, 2015 compared to June 30, 2014 increased by 71 or 58.7%, and the dollar value increased by $26.8 million or 86.7% over the same period driven by an increase in the number of selling communities from four to nine. The backlog of housing contracts in the Carolinas segment as of June 30, 2015 compared to June 30, 2014 increased by 36 and the dollar value increased by $11.7 million over the same period, driven by the increase in selling communities from zero to six.
As of June 30, 2015, our inventory of unsold (speculative) homes, both completed and under construction, was 314 units, as compared to 258 units as of December 31, 2014. As of June 30, 2015, approximately 32% of unsold homes were completed compared to approximately 49% as of December 31, 2014. This increase in homes under construction is consistent with the growth in the number of communities as well as the seasonality of the business.

The following is a breakdown of our land holdings as of June 30, 2015:

			Remaining Lots
	Total Lots (1)	Closed Lots	Developed	Partially Developed	Raw	Total Remaining Lots
Principal Communities

Florida
Active Adult	11,531	4,340	747	677	5,767	7,191
Primary Residential	6,452	2,248	2,270	701	1,233	4,204
	17,983	6,588	3,017	1,378	7,000	11,395

Arizona
Active Adult	2,601	368	542	925	766	2,233
Primary Residential	1,224	240	639	—	345	984
	3,825	608	1,181	925	1,111	3,217

Carolinas
Active Adult	653	—	—	166	487	653
Primary Residential	486	23	80	167	216	463
	1,139	23	80	333	703	1,116

Total Principal Communities	22,947	7,219	4,278	2,636	8,814	15,728

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,600 acres of commercial and industrial land, approximately 5,700 acres of unplatted scattered mixed-use land, and 740 platted scattered lots.

Income Taxes

In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2008, we established a valuation allowance against our deferred tax assets. Our cumulative loss position over the evaluation period and the uncertain and volatile market conditions provided significant evidence supporting the need for a valuation allowance. During the six months ended June 30, 2015, we recognized an increase of $2.7 million in the valuation allowance. As of June 30, 2015, our deferred tax asset valuation allowance was $132.5 million. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

Cash Flows

As of June 30, 2015, our cash and cash equivalents totaled $113.3 million compared to $180.3 million as of December 31, 2014.  As of June 30, 2015, total consolidated indebtedness was $335.2 million compared to $300.0 million as of December 31, 2014. The decrease in cash and cash equivalents at June 30, 2015 is primarily due to (i) the purchase and development of land, and the increase in homes under construction due to higher sales and (ii) the net loss. Additionally, as of June 30, 2015, we had $25.2 million in restricted cash, which is comprised primarily of cash on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility, as compared to $16.4 million in restricted cash as of December 31, 2014. We were in compliance with all debt covenants as of June 30, 2015 and December 31, 2014.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the six months ended June 30, 2015, net cash used in operating activities was $98.0 million.  The operating cash outflow was primarily due to the net loss of $9.5 million, the increase in land and other inventories of $89.8 million, and an increase in restricted cash of $8.7 million related to a covenant requirement in our Senior Secured Credit Facility. Using the proceeds from our 8.50% Senior Notes issued in June 2014, we purchased land and lots for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by cash inflow of $5.9 million from increased customer deposits. Net cash used in investing activities amounted to $3.8 million primarily due to investments in a joint venture in our Arizona segment. Net cash provided by financing activities was $34.7 million, primarily due to the issuance of the 6.00% Notes, partially offset by the repurchase of portions of 7.50% Notes and 7.50% Exchange Notes.

For the six months ended June 30, 2014, net cash used in operating activities was $53.2 million.  The operating cash outflow was primarily due to the increase in land and other inventories of $66.4 million primarily related to the increase in the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by a decrease of $11.6 million in assets held for sales as a result of the sale of a multi-family property in Arizona. Net cash used in investing activities amounted to $65.2 million, primarily from the acquisition of Royal Oak.  Net cash provided by financing activities was $186.3 million due to the issuance of the 8.50% Senior Notes on June 30, 2014.

Off Balance Sheet Arrangements

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of June 30, 2015, we had outstanding performance bonds of approximately $24.6 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial and other land, and the revolving line of credit will provide sufficient liquidity to fund our business for the next 12 months.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during the six months ended June 30, 2015. For additional information regarding AV Homes' critical accounting policies, refer to Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014.

Special notes concerning forward-looking statements
Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; competition for home buyers, properties, financing, raw materials and skilled labor; overall market supply and demand for new homes; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness and potential need for additional financing; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our ability to purchase outstanding notes upon certain fundamental changes; contingent liabilities that may affect our liquidity; development liabilities that may impose payment obligations on us; the availability of mortgage financing for home buyers; increased regulation of the mortgage industry; changes in federal lending programs and other regulations; cancellations of home sale orders; declines in home prices in our primary regions; inflation affecting homebuilding costs; the prices and supply of building materials and skilled labor; the availability and skill of subcontractors; elimination or reduction of tax benefits associated with home ownership; warranty and construction defect claims; health and safety incidents in homebuilding activities; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; our ability to recover our costs in the event of reduced home sales; dependence on our senior management; effect of our expansion efforts on our cash flows and profitability; effects of government regulation of development and homebuilding projects; raising healthcare costs; our ability to realize our deferred income tax asset; costs of environmental compliance; impact of environmental changes; dependence on digital technologies and potential interruptions; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the six months ended June 30, 2015. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors discussed in Part I, Item 1A. of our Annual Report on
Form 10-K for the year ended December 31, 2014.

ITEM 6. EXHIBITS

2.1	*2
Asset Purchase Agreement dated June 10, 2015, among AV Homes, Inc., Bel Air Acquisition Sub, LLC, Bonterra Builders, LLC, and each of the members and beneficial owners of Bonterra Builders, LLC (filed as Exhibit 2.1 to Form 8-K dated June 10, 2015, and incorporated herein by reference).

3.1	*	Certificate of Incorporation, as amended and restated May 28, 1998 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7395), and incorporated herein by reference).
3.2	*	Certificate of Amendment of Restated Certificate of Incorporation, dated May 26, 2000 (filed as Exhibit 3(a) to Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference).
3.3	*	Amended and Restated By-Laws, dated March 31, 2014 (filed as Exhibit 3.2 to Form 8-K filed on April 1, 2014 (File No. 1-7395), and incorporated herein by reference).
3.4	*
Certificate of Designation of Series B Junior Participating Preferred Stock of AV Homes, Inc. (filed as Exhibit 3.2 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

4.1	*	Indenture, dated February 4, 2011, between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.1 to Form 8-K dated February 4, 2011, and incorporated herein by reference).
4.2	*
First Supplemental Indenture, dated as of February 4, 2011, between Avatar Holdings Inc., and Wilmington Trust FSB, as Trustee, in respect of 7.5% Senior Convertible Notes due 2016 (filed as Exhibit 4.2 to Form 8-K dated February 4, 2011, and incorporated herein by reference).

4.3	*
Second Supplemental Indenture, dated as of July 25, 2012, between AV Homes, Inc., and Wilmington Trust FSB, as Trustee, in respect of 7.50% Senior Exchange Convertible Notes due 2016 (filed as Exhibit 4.1 to Form 8-K dated July 20, 2012, and incorporated herein by reference).

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

4.7	*
Third Supplemental Indenture, dated June 23, 2015, between AV Homes, Inc. and Wilmington Trust FSB, as Trustee, in respect of 6.00% Senior Convertible Notes due 2020 (filed as Exhibit 4.2 to Form 8-K dated June 23, 2015, and incorporated herein by reference).

10.1	*	AV Homes, Inc. 2015 Incentive Compensation Plan (filed as Appendix A to the Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference).
10.2	1	Form of Deferred Compensation Agreement for Non-Employee Director Fees - 2015 Plan (filed herewith).
10.3	1	Form of Non-Employee Director Restricted Stock Unit Agreement for Directors under the AV Homes 2015 Incentive Compensation Plan (filed herewith).
10.4	*	Form of Note Purchase Agreement for 6.00% Senior Convertible Notes due 2020 (filed as Exhibit 10.1 to Form 8-K dated June 17, 2015 (File No. 1-7395), and incorporated herein by reference).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.
* These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.
1) Management contract or compensatory plan or arrangement.
2) Excludes exhibits and schedules, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AV HOMES, INC.

Date:	July 31, 2015	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2015	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)