Form 10-Q
period 2015-09-30
AV Homes, Inc.
filed 2015-11-04
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the quarterly period ended September 30, 2015.

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

As of October 27, 2015, there were 22,344,120 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2015	2014
Assets	(unaudited)
Cash and cash equivalents	$22,252	$180,334
Restricted cash	26,273	16,447
Land and other inventories	619,881	383,184
Receivables	7,662	2,906
Property and equipment, net	35,556	36,922
Investments in unconsolidated entities	1,173	17,991
Prepaid expenses and other assets	22,326	20,980
Goodwill	21,017	6,071
Assets held for sale	—	4,051
Total Assets	$756,140	$668,886

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$38,534	$16,087
Accrued and other liabilities	33,404	28,134
Customer deposits	9,679	4,966
Estimated development liability	32,738	33,003
Notes payable	326,719	299,956
Credit facility	30,000	—
Total Liabilities	471,074	382,146

Stockholders' Equity
Common stock	22,456	22,183
Additional paid-in capital	398,996	396,989
Accumulated deficit	(133,367)	(129,413)
	288,085	289,759
Treasury stock	(3,019)	(3,019)
Total Stockholders' Equity	285,066	286,740
Total Liabilities and Stockholders' Equity	$756,140	$668,886

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Homebuilding	$151,130	$71,127	$280,381	$145,155
Amenity and other	2,691	2,572	8,195	7,630
Land sales	6	12,942	3,470	29,168
Total revenues	153,827	86,641	292,046	181,953

Expenses
Homebuilding	140,460	67,911	269,647	141,068
Amenity and other	2,221	2,603	7,034	8,215
Land sales	2	8,672	385	20,910
Total real estate expenses	142,683	79,186	277,066	170,193
General and administrative expenses	3,820	4,016	11,756	12,264
Interest income and other	(41)	(85)	(165)	(258)
Interest expense	1,840	2,841	7,503	2,952
Total expenses	148,302	85,958	296,160	185,151
Equity in earnings (loss) in unconsolidated entities	(5)	(5)	160	(10)
Net income (loss) before income taxes	5,520	678	(3,954)	(3,208)
Income tax expense (benefit)	—	—	—	—
Net income (loss) and comprehensive income (loss)	5,520	678	(3,954)	(3,208)
Net income attributable to non-controlling interests in consolidated entities	—	—	—	329
Net income (loss) and comprehensive income (loss) attributable to AV Homes stockholders	$5,520	$678	$(3,954)	$(3,537)

Basic Earnings (Loss) Per Share	$0.25	$0.03	$(0.18)	$(0.16)
Diluted Earnings (Loss) Per Share	$0.25	$0.03	$(0.18)	$(0.16)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
 (unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss (including net income attributable to non-controlling interests)	$(3,954)	$(3,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,786	2,425
Amortization of stock-based compensation	2,320	2,141
Change in fair value of contingent consideration	(298)	—
Equity in loss (earnings) from unconsolidated entities	(160)	10
Gain on disposal of assets	(31)	—
Changes in operating assets and liabilities:
Restricted cash	(9,826)	(8,818)
Land and other inventories	(121,154)	(111,226)
Receivables	(4,182)	(200)
Assets held for sale	—	19,537
Prepaid expenses and other assets	2,391	469
Accounts payable, estimated development liability, and accrued and other liabilities	16,822	14,168
Customer deposits	2,863	2,105
NET CASH USED IN OPERATING ACTIVITIES	(112,423)	(82,597)

INVESTING ACTIVITIES
Investment in property and equipment	(1,075)	(549)
Proceeds from sales of property and equipment	31	12
Business acquisitions	(95,182)	(62,684)
Investment in unconsolidated entities	(2,882)	(1,955)
Return of capital from unconsolidated entities	—	33
NET CASH USED IN INVESTING ACTIVITIES	(99,108)	(65,143)

FINANCING ACTIVITIES
Gross proceeds from issuance of debt	79,926	200,000
Gross proceeds from Senior Secured Credit Facility	40,000	—
Debt issuance costs	(2,068)	(9,220)
Principal payments of debt	(53,163)	(5,421)
Payments of Senior Secured Credit Facility	(10,000)	—
Other financing activities, net	(1,246)	(501)
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,449	184,858

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(158,082)	37,118
Cash and cash equivalents at beginning of period	180,334	144,727
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,252	$181,845

Non-cash transactions:
Transfer from assets held for sale to land and other inventories	$4,051	$—
Distribution of land from unconsolidated joint venture	$19,860	$—

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2015

Note 1 - Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes at September 30, 2015 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation. Beginning with our Form 10-Q for the quarter ended March 31, 2015, certain revenue and expense balances were reclassified from "Homebuilding and amenity," as well as "Other real estate" into the line item "Amenity and other" to enhance the visibility to our core homebuilding operations.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of September 30, 2015, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $26.3 million and $16.4 million as of September 30, 2015 and December 31, 2014, respectively, associated with an interest reserve to comply with the terms of our Senior Secured Credit Facility (defined below).

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

During the three and nine months ended September 30, 2015 and 2014, our impairment assessments resulted in no impairment charges.

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

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the three and nine months ended September 30, 2015 and 2014, we did not identify indicators of impairments for property and equipment.

Assets Held for Sale

We classify assets held for sale in accordance with the criteria set forth in ASC 360. We continue to opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. Under this plan, assets that meet the criteria above are classified as held for sale.

During the nine months ended September 30, 2015, we changed our plans to sell assets that were previously classified as held for sale, or the assets no longer met the held-for-sale criteria, resulting in a reclassification of $4.1 million of land positions to land and other inventories. There was no change in the carrying value in these assets due to this reclassification.

During the three and nine months ended September 30, 2014, we sold assets held for sale with a carrying value of $7.9 million and $19.9 million, respectively, for cash proceeds of $11.9 million and $27.1 million, respectively. Included in this was the sale of a multi-family property in Arizona to a related party for $13.9 million for a gain of $2.3 million during the nine months ended September 30, 2014.

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
We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations and comprehensive income (loss). Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the three and nine months ended September 30, 2015 and 2014, our impairment assessments resulted in no impairment charges.
Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three and nine month periods ended September 30, 2015 and 2014.

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

Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house.  Reserves are determined based on historical data and other relevant factors.  We have, and require our subcontractors to have, general liability, property, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We may have recourse against subcontractors for certain claims relating to workmanship and materials.  Warranty reserves are included in accrued and other liabilities in the accompanying consolidated balance sheets.

During the three and nine months ended September 30, 2015 and 2014, changes in the warranty reserve consisted of the following (in thousands):

	Three Months			Nine Months
	2015		2014	2015		2014
Accrued warranty reserve, beginning of period	$1,767		$806	$1,528		$639
Reserve provided	1,818	(1)	467	2,954	(1)	933
Payments	(1,168)		(234)	(2,065)		(533)
Accrued warranty reserve, end of period	$2,417		$1,039	$2,417		$1,039
(1) This balance includes $0.7 million of warranty reserve established in connection with the Bonterra transaction. See Note 2 - Business Acquisitions for further information.

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We continue to analyze all available positive and negative evidence in determining the continuing need for a valuation allowance. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. One of the primary pieces of negative evidence we consider is the significant losses we have incurred in recent years, including being in a three-year cumulative pre-tax loss position at September 30, 2015, provided significant negative evidence supporting the need for a valuation allowance. However, we earned a profit before income taxes for the three months ended September 30, 2015 and have seen significant increases in community count, new orders, and backlog. If current business trends continue, including continued improvements in the homebuilding industry, and we continue to be profitable, we believe that there could be sufficient positive evidence to support reducing a significant portion of the valuation allowance in future periods.

 During the nine months ended September 30, 2015, we recognized an increase of $1.0 million in the valuation allowance, primarily attributable to our year-to-date net loss.  As of September 30, 2015, our deferred tax asset valuation allowance was $130.8 million.

Any interest or penalties assessed have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended ("the Incentive Plan") and the 2015 Incentive Compensation Plan (the "2015 Plan") provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes.  The exercise prices of stock options granted under the Incentive Plan or the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant.  Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of September 30, 2015, an aggregate of 590,483 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, relating to outstanding options and restricted stock units previously awarded and currently outstanding under the Incentive Plan. There were approximately 760,513 shares available for grant at September 30, 2015 under the 2015 Plan and 19,477 shares reserved for issuance relating to restricted stock units previously awarded and currently outstanding under the 2015 Plan.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted earnings per share for the three months ended September 30, 2015 and 2014 did not assume the effect of employee stock options or the 7.50% Senior Convertible Notes or the 7.50% Senior Convertible Exchange Notes because the effects were antidilutive. The computation of diluted earnings (loss) per share for the nine months ended September 30, 2015 and 2014 did not assume the effect of outstanding restricted stock, restricted stock units, employee stock options, or the convertible notes because the effects were antidilutive.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share data):

	Three Months		Nine Months
	2015	2014	2015	2014
Numerator:
Basic and diluted net income (loss)	$5,520	$678	$(3,954)	$(3,537)

Denominator:
Basic weighted average shares outstanding	22,018,449	21,953,484	22,006,460	21,941,293
Diluted weighted average shares outstanding	22,166,873	22,071,236	22,006,460	21,941,293

Basic earnings (loss) per share	$0.25	$0.03	$(0.18)	$(0.16)
Diluted earnings (loss) per share	$0.25	$0.03	$(0.18)	$(0.16)

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the three and nine months ended September 30, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. We are currently evaluating when to adopt the new standard, the impacts of adoption and the implementation approach to be used.

On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. This guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This ASU is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We believe the adoption of ASU 2015-16 will not have a material effect on our consolidated financial statements.

Note 2 - Business Acquisitions

Bonterra Builders Acquisition

On July 1, 2015, we acquired substantially all of the assets and certain liabilities of Bonterra Builders, LLC (“Bonterra”) for approximately $101.5 million, which remains subject to customary post-closing adjustments. Part of the aggregate consideration includes a $6.0 million estimated earn-out. The actual amount of the earn-out may be more or less than the $6.0 million target amount based on the performance of the Bonterra business through the end of 2016. A portion of the aggregate consideration equal to $0.8 million was held back by us at the closing as security for Bonterra's indemnification and other potential obligations under the purchase agreement. Bonterra acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled at the time of acquisition, Bonterra significantly enhances our position in a key growth market. The results of Bonterra's operations are included in our consolidated financial statements from the acquisition date of July 1, 2015. For the three months ended September 30, 2015, Bonterra's revenues and net income were $41.2 million and $3.8 million, respectively.

The Bonterra acquisition was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). We recorded the acquired assets and liabilities at their estimated fair value. We determined the estimated fair values with the assistance of appraisals or valuations performed by independent third-party specialists, discounted cash flow analyses, quoted market prices where available, and estimates by management. To the extent the consideration transferred exceeded the fair value of the net assets acquired in this transaction, such excess was assigned to goodwill.

We acquired substantially all of the assets of Bonterra, including all of its real estate, land acquisition agreements and permits, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Bonterra, including the liabilities and obligations relating to the acquired contracts, but excluding certain home warranty obligations relating to homes closed by Bonterra prior to the acquisition.
The following table summarizes the calculation of the fair value of the total consideration transferred to Bonterra and the amounts of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Calculation of purchase price consideration

Cash paid for Bonterra net assets	$42,241
Contingent consideration (earn-out)	6,300
Debt repaid at closing	52,941

Total consideration	$101,482

Assets acquired and liabilities assumed
Assets
Receivables and other current assets	$574
Land and other inventories	91,631
Property, plant and equipment	14
Trade name	1,400
Non-compete intangible asset	600
Goodwill	14,947

Total assets acquired	109,166

Liabilities
Accounts payable	5,071
Accrued and other liabilities	763
Customer deposits	1,850

Total liabilities assumed	7,684

Total net assets acquired	$101,482

Fair value
Cash and equivalents, receivables, other current assets, property, plant, and equipment, accounts payable, accrued and other liabilities and customer deposits were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Liabilities were recorded at historical carrying values in accordance with ASC 805.

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

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. The $2.0 million of acquired intangible assets relates to trade names and non-compete agreements that are being amortized over five years and three years, respectively. Amortization expense for these assets totaled $0.1 million for the three months ended September 30, 2015, which is included in the consolidated statements of operations and comprehensive income (loss) within homebuilding expense.
We have completed our preliminary analysis of our business combination accounting as of September 30,
2015. We have not completed our final review of inventory, contingent consideration and certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill. As such, we have not completed the assignment of goodwill to reporting units at this time.
Transaction and integration costs
Transaction and integration costs directly related to the Bonterra acquisition, including legal and accounting fees totaled $0.7 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, the majority of which are included in the consolidated statements of operations and comprehensive income (loss) within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.
Goodwill
As of the acquisition date, goodwill included the expected economic value attributable to Bonterra’s assembled workforce. The acquisition provided increased scale and presence in an existing market with immediate revenue opportunities through an established backlog. We expect $8.6 million of goodwill to be deductible for tax purposes as of September 30, 2015.

Supplemental pro forma information
The following represents pro forma operating results as if Bonterra had been included in the Company’s consolidated statements of operations and comprehensive income (loss) as of the beginning of the fiscal year presented (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
Revenue	$114,895	$362,813	$266,524
Net income (loss)	2,448	772	(2,458)
Income (loss) per common share - basic	$0.11	$0.04	$(0.11)
Income (loss) per common share - diluted	$0.11	$0.04	$(0.11)
The supplemental pro forma operating results have been determined after adjusting the operating results of Bonterra to reflect additional expense that would have been recorded assuming the fair value adjustments to inventory and intangible assets had been applied as of January 1, 2014. These results may not be indicative of future operating results.

Royal Oak Homes Acquisition

On March 13, 2014, we acquired substantially all of the assets and certain liabilities of Royal Oak Homes, LLC, a residential homebuilder based in Orlando, Florida (“Royal Oak”). In connection with the transaction, we also acquired certain land positions from an affiliate of Royal Oak. The transaction expanded our presence in Central Florida and the Poinciana market. With over 2,500 primary residential lots owned or controlled at the time of acquisition, Royal Oak enhanced our position in a key growth market. The total purchase price paid under the acquisition agreements was approximately $65.0 million in cash, which includes a potential $3.0 million payment related to an earn-out covering the financial results for 2014 and 2015. The actual amount of the earn-out may be more or less than the $3.0 million target amount based on the performance of the Royal Oak business through the end of 2015. We will not pay any earn-out amounts unless the Royal Oak business achieves at least 50% of the target amount of financial performance. The current estimate of the total payment for the earn-out is $2.1 million, of which $1.2 million has been paid as of September 30, 2015. The results of Royal Oak's operations are included in our consolidated financial statements from the acquisition date of March 13, 2014.

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

We acquired substantially all of the assets of Royal Oak, including all of its real estate, land acquisition agreements and permits, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Royal Oak, including the liabilities and obligations relating to the acquired contracts but excluding certain home warranty obligations relating to homes closed by Royal Oak prior to the acquisition.
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
The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. The $0.6 million of acquired intangible assets relates to trade names that are being amortized over three years. Amortization expense for these assets totaled $0.1 million and $0.2 million for the three and nine months ended

September 30, 2015, respectively, which is included in the consolidated statements of operations and comprehensive income (loss) within homebuilding expense.
We completed our business combination accounting as of the end of the measurement period, which did not extend beyond one year from the acquisition date.
Transaction and integration costs
Transaction and integration costs directly related to the Royal Oak acquisition, including legal, accounting and broker fees, totaled $0.0 million and $1.1 million for the three and nine months ended September 30, 2014, respectively, the majority of which are included in the consolidated statements of operations and comprehensive income (loss) within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.
Goodwill
As of the acquisition date, goodwill included the expected economic value attributable to Royal Oak’s assembled workforce. The acquisition provided increased scale and presence in an existing market with immediate revenue opportunities through an established backlog. We expect $4.0 million of goodwill to be deductible for tax purposes as of September 30, 2015.

Supplemental pro forma information
The following represents pro forma operating results as if Royal Oak had been included in the Company’s consolidated statements of operations and comprehensive income (loss) as of the beginning of the fiscal year presented (in thousands, except per share data):

Nine Months Ended September 30, 2014
Revenue	$195,089
Net loss	(1,418)
Loss per common share - basic and diluted	$(0.06)
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

Note 3 - Land and Other Inventories

Land and other inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Land held for future development	$21,392	$20,844
Land developed and in process of development	350,712	269,764
Homes completed or under construction	247,777	92,576
	$619,881	$383,184

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

The following table represents interest incurred, interest capitalized, and interest expense for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months		Nine Months
	2015	2014	2015	2014
Interest incurred	$7,501	$6,716	$21,002	$11,403
Interest capitalized	(5,661)	(3,875)	(13,499)	(8,451)
Interest expense	$1,840	$2,841	$7,503	$2,952

Note 4 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling $0.0 million and $2.9 million to our unconsolidated entities during the three and nine months ended September 30, 2015, respectively. We made contributions totaling $1.7 million and $2.0 million to our unconsolidated entities during the three and nine months ended September 30, 2014. The balance of our investments in unconsolidated entities was $1.2 million and $18.0 million at September 30, 2015 and December 31, 2014, respectively.

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was originally acquired in November 2012 and in April 2015 the final distribution of developed land to the partners was completed at cost. For the nine months ended September 30, 2015 and 2014, EM 646 distributed $19.9 million and $7.1 million, respectively, of developed land to AV Homes.

During 2014, we were no longer considered the primary beneficiary of EM 646 due to a discontinuation of a related party affiliation, resulting in shared power between the remaining members. As we no longer have the power on a stand-alone basis to direct the activities of the LLC that most significantly impact the LLC’s economic performance, we deconsolidated this LLC, in accordance with ASC 810, Consolidation and ASC 360. As this transaction involves the deconsolidation of insubstance real estate, we have accounted for the deconsolidation under ASC 360-20, Real Estate Sales. In determining whether a gain should be recognized as part of this transaction, ASC 360-20-40-10, Real Estate Sales requires that a sufficient amount of cash be received in order to recognize a gain on transactions within the scope of ASC 360. As we did not receive any proceeds from this transaction and as there was not a culmination of an earning process, we recognized our investment in the venture at our carry over cost basis and, therefore, no gain or loss was recognized. We will reflect future earnings, contributions and distributions on an equity method basis. At September 30, 2015 and December 31, 2014 our consolidated balance sheets included amounts related to investments in the unconsolidated EM 646 entity of $0.0 million and $15.6 million, respectively.
We and our equity partners make capital contributions to the entity and receive distributions on a pro rata basis. The obligation to make such capital contributions is governed by the entity’s operating agreement. As of September 30, 2015, this entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 5 - Debt

Our debt is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
7.50% Senior Convertible Notes due 2016	46,793	55,481
7.50% Senior Exchange Convertible Notes due 2016	—	44,475
8.50% Senior Notes due 2019	200,000	200,000
6.00% Senior Convertible Notes due 2020, net of discount	79,926	—
Senior Secured Credit Facility	30,000	—
Total	$356,719	$299,956

We made interest payments of $2.0 million and $24.0 million for the three and nine months ended September 30, 2015, respectively. We made interest payments of $0.1 million and $7.6 million for the three and nine months ended September 30, 2014, respectively. We were in compliance with all debt covenants as of September 30, 2015 and December 31, 2014.

7.50% Senior Convertible Notes and 7.50% Senior Exchange Convertible Notes due 2016

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

In July 2012, we entered into exchange agreements under which we retired $44.5 million in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”). The 7.50% Exchange Notes mature on February 15, 2016 unless earlier converted, redeemed or repurchased. The 7.50% Exchange Notes are governed by the Indenture dated February 4, 2011 and the Second Supplemental Indenture dated July 25, 2012 between us and the trustee named therein. Interest on the 7.50% Exchange Notes was payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2013. In connection with the issuance of the 6.00% Notes (defined below), $20.5 million of 7.50% Exchange Notes and $8.7 million of 7.50% Notes were repurchased on June 23, 2015. On July 20, 2015, the remaining 7.50% Exchange Notes were redeemed, pursuant to our option to redeem such notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

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

6.00% Senior Convertible Notes due 2020

On June 23, 2015, we completed a private offering of $80.0 million aggregate principal amount of 6.00% Senior Convertible Notes due 2020 (the “6.00% Notes”). The 6.00% Notes were issued in exchange for $15.4 million aggregate principal amount of 7.50% Exchange Notes and $64.5 million in cash. We used $30.7 million of the net cash proceeds from the sale of the 6.00% Notes to (i) repurchase 7.50% Exchange Notes and 7.50% Notes, and (ii) pay approximately $1.5 million of accrued interest (in respect of the notes being exchanged or repurchased) and premium (in respect of the notes being repurchased). The 6.00% Notes will mature on July 1, 2020, unless earlier repurchased or converted. The 6.00% Notes are governed by the Indenture dated February 4, 2011 and the Third Supplemental Indenture dated June 23, 2015 between us and the trustee named therein. The 6.00% Notes bear regular cash interest on the principal amount of each note, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2016.

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
The Senior Secured Credit Facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $105.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also includes a swing line loan facility in an aggregate principal amount of up to $30.0 million. At September 30, 2015, we had sufficient qualified assets in the borrowing base to cover the full $105.0 million capacity and had $30.0 million borrowings outstanding.

Note 6 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Rio Rico and Poinciana for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated costs. Cash expenditures associated with these obligations were $0.1 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $32.7 million and $33.0 million at September 30, 2015 and December 31, 2014, respectively.

Note 7 - Commitments and Contingencies

We are involved in litigation from time to time, primarily arising in the normal course of our business. Liabilities or costs arising out of these and other currently pending litigation is not expected to have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of September 30, 2015, we had outstanding performance bonds of approximately $30.5 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the three and nine months ended September 30, 2015 and 2014, which have been recast for all periods presented to reflect the change described above (in thousands):

	Three Months		Nine Months
	2015	2014	2015	2014
Operating income (loss):

Florida
Revenues
Homebuilding	$86,892	$53,669	$185,484	$114,600
Amenity and other	2,691	2,572	8,195	7,630
Land sales	6	12,942	3,470	15,300
Total Revenues	89,589	69,183	197,149	137,530

Expenses
Homebuilding	68,409	43,891	149,033	93,118
Homebuilding selling, general and administrative	11,419	6,613	26,172	15,923
Amenity and other	2,199	2,537	6,938	7,888
Land sales	2	8,688	385	9,388
Segment operating income	7,560	7,454	14,621	11,213

Arizona
Revenues
Homebuilding	$20,012	$17,458	$45,196	$30,555
Land sales	—	—	—	13,868
Total Revenues	20,012	17,458	45,196	44,423

Expenses
Homebuilding	16,497	14,660	38,704	25,640
Homebuilding selling, general and administrative	3,009	2,209	7,846	5,150
Amenity and other	22	66	96	327
Land sales	—	(16)	—	11,522
Segment operating income (loss)	484	539	(1,450)	1,784

Carolinas
Revenues
Homebuilding	$44,226	$—	$49,701	$—
Total Revenues	44,226	—	49,701	—

Expenses
Homebuilding	36,182	—	41,174	—
Homebuilding selling, general and administrative	4,944	538	6,718	1,237
Segment operating income (loss)	3,100	(538)	1,809	(1,237)

Operating income	$11,144	$7,455	$14,980	$11,760

Unallocated income (expenses):
Interest income and other	41	85	165	258
Equity in earnings (loss) in unconsolidated entities	(5)	(5)	160	(10)
Corporate general and administrative expenses	(3,820)	(4,016)	(11,756)	(12,264)
Interest expense	(1,840)	(2,841)	(7,503)	(2,952)
Income (loss) before income taxes	5,520	678	(3,954)	(3,208)
Income tax expense (benefit)	—	—	—	—

Net income attributable to non-controlling interests	—	—	—	329
Net income (loss) attributable to AV Homes	$5,520	$678	$(3,954)	$(3,537)

	September 30,	December 31,
	2015	2014
Segment assets:
Florida	$348,503	$278,091
Arizona	179,004	145,380
Carolinas	166,383	28,475
Unallocated assets	62,250	216,940
Total assets	$756,140	$668,886

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

The carrying amounts and fair values of our financial liabilities at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes Payable:
7.50% Notes and 7.50% Exchange Notes	$46,793	$45,740	$99,956	$99,040
8.50% Senior Notes	$200,000	$199,000	$200,000	$193,000
6.00% Notes	$79,926	$77,608	$—	$—
Senior Secured Credit Facility	$30,000	$30,000	$—	$—
Contingent consideration (earn-out)	$7,200	$7,200	$2,404	$2,404

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

8.50% Senior Notes, 7.50% Notes, 7.50% Exchange Notes, and 6.00% Notes: At September 30, 2015 and December 31, 2014, the fair value of the 7.50% Notes, 7.50% Exchange Notes, the 8.50% Notes and the 6.00% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Contingent consideration ("earn-out"): This was first recognized as part of the purchase price paid for the Royal Oak and Bonterra Builders acquisitions in 2014 and 2015, respectively, and falls within Level 3 of the fair value hierarchy.

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

For the nine months ended September 30, 2015, we derived 68% of our revenues from Florida, 15% of our revenues from Arizona, and 17% of our revenues from the Carolinas.

Our primary business is the development of land and the construction and sale of homes for people of all ages, including active adults (55 years and older). Our current homebuilding sales activities include locations in Florida, Arizona and the Carolinas, with additional communities in the pipeline for each state. Within each geographical segment, we build both active adult communities, which are restricted to homeowners that are age 55 and older, and primary residential communities, which are open to all ages. This geographic and product segment diversification helps mitigate our overall business risks. We generate a smaller portion of our revenues from the sale of land from our portfolio of legacy land holdings that we will sell in favorable market conditions. While we have in the past acquired land with the intention to resell to developers and other third parties, we now purchase land for the purpose of developing communities. We also opportunistically sell existing non-core commercial and industrial assets, as well as scattered lot positions and land assets, that are in excess of our needed supply in a given market.

Our current selling community count includes 60 locations, 24 in Florida, 10 in Arizona, and 26 in the Carolinas, with additional communities in the pipeline for each area. Our current count of communities with closings includes 51 locations, 21 in Florida, eight in Arizona, and 22 in the Carolinas.

Solivita and Vitalia, our active adult communities in Central Florida, and CantaMia in Goodyear, Arizona, currently serve as our flagship active adult communities as we pursue the active adult market. In addition, we have added active adult communities in Raleigh-Durham, North Carolina and Mesa, Arizona, named Creekside at Bethpage and Encore at Eastmark, respectively. These communities broaden our geographic footprint and product offering, and should provide us with future participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

The primary residential market is improving and we continue to invest in this area to create a more diversified portfolio that mitigates cyclical impact over time. We are expanding within our existing communities in Central Florida and the greater Phoenix market, and have expanded into new primary markets in the Charlotte, North Carolina and Jacksonville,

Florida metropolitan areas. Replacement lot positions require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

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

Demographic trends. As a portion of our business focuses on the active adult population (generally referred to as the age group of 55 and older), demographic trends have an impact on our results of operations. We believe that we will benefit from the long-term growth in demand for active adult communities as a result of the Baby Boomer generation entering their retirement years.

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

The following table provides a comparison of certain financial data related to our operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months		Nine Months
	2015	2014	2015	2014
Operating income (loss):

Florida
Revenues
Homebuilding	$86,892	$53,669	$185,484	$114,600
Amenity and other	2,691	2,572	8,195	7,630
Land sales	6	12,942	3,470	15,300
Total Revenues	89,589	69,183	197,149	137,530

Expenses
Homebuilding	68,409	43,891	149,033	93,118
Homebuilding selling, general and administrative	11,419	6,613	26,172	15,923
Amenity and other	2,199	2,537	6,938	7,888
Land sales	2	8,688	385	9,388
Segment operating income	7,560	7,454	14,621	11,213

Arizona
Revenues
Homebuilding	$20,012	$17,458	$45,196	$30,555
Land sales	—	—	—	13,868
Total Revenues	20,012	17,458	45,196	44,423

Expenses
Homebuilding	16,497	14,660	38,704	25,640
Homebuilding selling, general and administrative	3,009	2,209	7,846	5,150
Amenity and other	22	66	96	327
Land sales	—	(16)	—	11,522
Segment operating income (loss)	484	539	(1,450)	1,784

Carolinas
Revenues
Homebuilding	$44,226	$—	$49,701	$—
Total Revenues	44,226	—	49,701	—

Expenses
Homebuilding	36,182	—	41,174	—
Homebuilding selling, general and administrative	4,944	538	6,718	1,237
Segment operating income (loss)	3,100	(538)	1,809	(1,237)

Operating income	$11,144	$7,455	$14,980	$11,760

Unallocated income (expenses):
Interest income and other	41	85	165	258
Equity in earnings (loss) in unconsolidated entities	(5)	(5)	160	(10)
Corporate general and administrative expenses	(3,820)	(4,016)	(11,756)	(12,264)
Interest expense	(1,840)	(2,841)	(7,503)	(2,952)
Income (loss) before income taxes	5,520	678	(3,954)	(3,208)
Income tax expense (benefit)	—	—	—	—
Net income attributable to non-controlling interests	—	—	—	329
Net income (loss) attributable to AV Homes	$5,520	$678	$(3,954)	$(3,537)

Data from closings for the Florida, Arizona and the Carolinas segments for the three and nine months ended September 30, 2015 and 2014 is summarized as follows (dollars in thousands):

For the three months ended September 30,	Number of Units	Revenues	Average Price Per Unit
2015
Florida	317	$86,892	$274
Arizona	71	20,012	282
Carolinas	127	44,226	348
Total	515	$151,130	$293

2014
Florida	212	$53,670	$253
Arizona	68	17,458	257
Carolinas	—	—	—
Total	280	$71,128	$254

For the nine months ended September 30,	Number of Units	Revenues	Average Price Per Unit
2015
Florida	704	$185,483	$263
Arizona	170	45,196	266
Carolinas	145	49,702	343
Total	1,019	$280,381	$275

2014
Florida	451	$114,600	$254
Arizona	120	30,555	255
Carolinas	—	—	—
Total	571	$145,155	$254

Third Quarter 2015 Highlights

During the third quarter of 2015, we continued to execute our strategic and operational business plan through (i) the acquisition of Bonterra, (ii) the continued deployment of existing capital into land and lot acquisitions, (iii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iv) the increase in the number of homes sold and closed, and (v) the profitable sale of non-core asset positions.

Three Months Ended September 30, 2015 and 2014

Consolidated Results

Overall revenue increased by $67.2 million or 78% to $153.8 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was comprised of homebuilding revenue which increased by $80.0 million or 112% compared to the third quarter of 2014, partially offset by a decrease of $12.9 million of land sales revenue. The increase in homebuilding revenue was driven by an 84% increase in units closed and a 15.5% increase in the average sales price for homes closed. The gain on land sales during the three months ended September 30, 2015 was $0.0 million compared to $4.3 million during the same period in 2014. Homebuilding expenses (including division selling, general and administrative expenses) as a percentage of homebuilding revenue improved to 92.9% for the three months ended September 30, 2015 compared to 95.5% for the same period in 2014. This improvement was due to improvements in gross margin and achieving cost leverage from the increase in revenue.

Corporate general and administrative expenses decreased by $0.2 million to $3.8 million for the three months ended September 30, 2015 compared to the same period in 2014. As a percentage of homebuilding revenue, corporate general and administrative expenses improved to 2.5% for the three months ended September 30, 2015 compared to 5.6% for the same period in 2014. The decrease as a percent of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense decreased to $1.8 million for the three months ended September 30, 2015 compared to $2.8 million in the same period in 2014. The decrease in interest expense is primarily attributable to capitalizing more interest in the current period due to the expansion of the inventory eligible for interest capitalization. Interest costs incurred, prior to capitalization, increased compared to the prior year to $7.5 million for the third quarter of 2015 from $6.7 million in the third quarter of 2014 due to an increase in the debt balance.

Net income for the three months ended September 30, 2015 was $5.5 million or $0.25 per diluted share compared to net income of $0.7 million or $0.03 per diluted share for the three months ended September 30, 2014.  The increase in net income for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to (i) the higher volume of closings, and increases in average selling price, driving leverage in our cost base, and (ii) improved gross margins, partially offset by the $4.3 million decrease in the gain from land sales.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $80.0 million or 112% to $151.1 million for the three months ended September 30, 2015 compared to the same period in 2014 due to a 83.9% increase in units closed and a 15.5% increase in the average sales price for homes closed. In the Florida segment, revenues increased $33.2 million or 61.9% over the prior period driven by a 49.5% increase in units closed due to an increase in the number of communities in which we had closings from 14 to 21, and by an 8.3% increase in the average price per unit due to changes in product mix and selective price increases. In the Arizona segment, revenues increased $2.6 million or 14.6% for the three months ended September 30, 2015 compared to the same period in 2014 driven by a 4.4% increase in units closed due to an increase in the number of communities in which we had closings from four to eight, and by a 9.8% increase in average price per unit due primarily to the introduction of closings of higher priced homes in new primary residential communities and higher average sales prices at our new active adult community, Encore at Eastmark. In the Carolinas segment, revenues increased by $44.2 million for the three months ended September 30, 2015 over the third quarter of 2014 primarily due to the July 2015 acquisition of Bonterra and because we recorded our first closings for the Carolinas segment in the fourth quarter of 2014.

Gross margin from combined home closings increased by 220 basis points to 19.9% from 17.7% for the three months ended September 30, 2015 compared to the same period in 2014. Gross margin from the Florida segment increased to 21.3% for the three months ended September 30, 2015 compared to 18.2% from the same period in 2014, primarily due to selective price increases as well as cost reduction initiatives favorably impacting our construction costs and a change in the mix of homes closed. Gross margin from the Arizona segment increased by 160 basis points to 17.6% from 16.0% for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the addition of higher margin communities and reduced warranty costs from older communities exiting the warranty period. Gross margin from the Carolinas segment was 18.2% for the three months ended September 30, 2015. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $1.9 million, $0.6 million and $0.4 million, respectively, for the three months ended September 30, 2015 and was $0.9 million, $0.4 million and $0.0 million, respectively, for the same period in 2014.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 12.8% for the three months ended September 30, 2015 from 13.2% for the same period in 2014 due to leveraging costs while increasing revenue. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 13.1% and 12.3% for the three month periods ended September 30, 2015 and 2014, respectively. This increase is attributable to the startup of new selling communities as well as a higher mix of closings with co-broke commissions and higher commission rates in the third quarter of 2015 compared to the third quarter of 2014. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment increased to 15.0% for the three months ended September 30, 2015 compared to 12.7% for the three months ended September 30, 2014, primarily due to increases in sales and commission costs as well as increases in homeowners association assessments. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment was 11.2% for the three month period ended September 30, 2015.

Nine Months Ended September 30, 2015 and 2014

Consolidated Results

Overall revenue increased by $110.1 million or 61% to $292.0 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was comprised of homebuilding revenue, which increased by $135.2 million or 93% compared to the same period of 2014, partially offset by a decrease in land sales revenue of $25.7 million. The increase in homebuilding revenue was driven by a 78% increase in units closed and an 8.3% increase in the average sales price for homes closed. The decrease in land sales is primarily due to large non-recurring sales of non-core assets in Florida and Arizona in 2014. Land sales are highly variable from quarter to quarter and large fluctuations may occur. The gain on land sales during the nine months ended September 30, 2015 was $3.1 million compared to $8.3 million during the same period in 2014. Homebuilding expenses (including selling, general and administrative expenses) as a percentage of homebuilding revenue improved to 96.2% for the nine months ended September 30, 2015 compared to 97.2% for the same period in 2014.

Corporate general and administrative expenses decreased by $0.5 million to $11.8 million for the nine months ended September 30, 2015 compared to the same period in 2014. As a percentage of homebuilding revenue, corporate general and administrative expenses improved to 4.2% for the nine months ended September 30, 2015 compared to 8.4% for the same period in 2014. The decrease as a percentage of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense increased to $7.5 million for the nine months ended September 30, 2015 compared to $3.0 million in the same period in 2014. The increase in interest expense is attributable to the increase in debt primarily related to the issuance of $200 million of the 8.50% Notes on June 30, 2014, partially offset by an increase in capitalized interest. Interest costs incurred, prior to capitalization, also increased compared to the prior year to $21.0 million for the first nine months of 2015 from $11.4 million in the same period of 2014 due to the issuance of the 8.50% Notes.

Net loss for the nine months ended September 30, 2015 was $4.0 million or $0.18 per diluted share compared to a net loss of $3.5 million, or $0.16 per diluted share for the nine months ended September 30, 2014.  The increase in net loss for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a decrease of $5.2 million in land sale profits and increased interest expense of $4.6 million, partially offset by the increased revenue from increased home deliveries and average selling price, improvements in gross margin and cost leverage.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $135.2 million or 93.2% to $280.4 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a 78.5% increase in units closed and an 8.3% increase in the average sales price for homes closed. In the Florida segment, revenues increased $70.9 million or 62.0% for the nine months ended September 30, 2015 compared to the same period in 2014 driven by a 56.1% increase in units closed due to an increase in the number of communities in which we had closings from 14 to 21. In the Arizona segment, revenues increased $14.6 million or 47.9% for the nine months ended September 30, 2015 compared to the same period in 2014 driven by a 41.7% increase in units closed due to an increase in the number of communities in which we had closings from four to eight. In the Carolinas segment, revenues increased by $49.7 million for the nine months ended September 30, 2015 compared to the first nine months of 2014 primarily due to the acquisition of Bonterra and because we recorded our first closings for the Carolinas segment in the fourth quarter of 2014. Additionally, the average selling prices increased 3.7% and 4.4% for the Florida and Arizona segments, respectively.

Gross margin from combined home closings increased by 20 basis points to 18.4% from 18.2% for the nine months ended September 30, 2015 compared to the same period in 2014. Gross margin from the Florida segment increased by 100 basis points to 19.7% from 18.7% for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Arizona segment decreased by 170 basis points to 14.4% from 16.1% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to changes in sales mix and a greater number of speculative home closings in the first half of the year, which tend to have lower margins. Gross margin from the Carolinas segment was 17.2% for the nine months ended September 30, 2015. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $4.1 million, $1.3 million and $0.5 million, respectively, for the nine months ended September 30, 2015 and was $1.9 million, $0.7 million and $0.0 million, respectively, for the same period in 2014.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 14.5% for the nine months ended September 30, 2015 from 15.4% for the same period in 2014 as we were able to continue to leverage the cost base over our increased revenues, primarily driven by the Bonterra acquisition. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 14.1% for the nine months ended September 30, 2015, comparable to 13.9% for the nine months ended September 30, 2014.

Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment increased to 17.4% for the nine months ended September 30, 2015 compared to 16.9% for the nine months ended September 30, 2014 primarily due to increases in compensation for the sales force as well as increases in assessments on owned lots by homeowners associations. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment was 13.5% for the nine month period ended September 30, 2015.

Data from contracts signed for the Florida, Arizona and the Carolinas segments for the three and nine months ended September 30, 2015 and 2014 is summarized as follows (dollars in thousands):

For the three months ended September 30,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2015
Florida	335	(57)	278	$75,308	$271
Arizona	173	(31)	142	40,425	285
Carolinas	152	(17)	135	48,229	357
Total	660	(105)	555	$163,962	$295

2014
Florida	261	(36)	225	$55,760	$248
Arizona	57	(15)	42	10,605	253
Carolinas	3	—	3	774	258
Total	321	(51)	270	$67,139	$249

For the nine months ended September 30,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2015
Florida	1,143	(176)	967	$260,492	$269
Arizona	460	(79)	381	110,189	289
Carolinas	209	(26)	183	63,635	348
Total	1,812	(281)	1,531	$434,316	$284

2014
Florida	673	(70)	603	$152,262	$253
Arizona	177	(32)	145	36,539	252
Carolinas	3	—	3	774	258
Total	853	(102)	751	$189,575	$252
The total number of net housing contracts signed during the three months ended September 30, 2015 compared to the same period in 2014 increased by 285 or 105.6%. The dollar value of housing contracts signed increased by $96.8 million or 144.2% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the three months ended September 30, 2015 increased by 53 or 23.6%, while the dollar value of housing contracts signed increased by $19.5 million or 35.1%, due to an increase in the number of selling communities from 18 to 24. The number of net housing contracts signed for the Arizona segment during the three months ended September 30, 2015 increased by 100 or 238.1%, while the dollar value of housing contracts signed increased by $29.8 million or 281.2%, due to an increase in the number of selling communities from five to 10, including the opening of our new active adult community, Encore at Eastmark. The number of net housing contracts signed for the Carolinas segment during the three months ended September 30, 2015 increased by 132, while the dollar value of housing contracts signed increased by $47.5 million, due to an increase in the number of selling communities from two to 26, primarily as a result of the Bonterra acquisition. The overall increase reflects an increase in the number of selling communities from 25 to 60 as well as higher average selling prices.

The overall cancellation rate was comparable at 15.9% for both the three months ended September 30, 2015 and 2014. The cancellation rate within the Florida segment increased to 17.0% in the third quarter of 2015 from 13.8% in the third quarter of 2014. The cancellation rate in the Arizona segment improved to 17.9% in the third quarter of 2015 from 26.3% in the third quarter of 2014. The cancellation rate in the Carolinas segment for the third quarter of 2015 was 13.0% compared to 0% in the third quarter of 2014.
The total number of net housing contracts signed during the nine months ended September 30, 2015 compared to the same period in 2014 increased by 780 or 103.9%. The dollar value of housing contracts signed increased by $244.7 million or 129.1% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the nine months ended September 30, 2015 increased by 364 or 60.4%, while the dollar value of housing contracts signed increased by $108.2 million or 71.1% over the same period, due to an increase in the number of selling communities from 18 to 24. The number of net housing contracts signed for the Arizona segment during the nine months ended September 30, 2015 increased by 236 or 162.8%, while the dollar value of housing contracts signed increased by $73.7 million or 201.6% over the same period, due to an increase in the number of selling communities from five to 10, including the opening of our new active adult community. The number of net housing contracts signed for the Carolinas segment during the nine months ended September 30, 2015 increased by 180, while the dollar value of housing contracts signed increased by $62.9 million over the same period, due to an increase in the number of selling communities from two to 26, primarily as a result of the Bonterra acquisition. The overall increase reflects an increase in the number of selling communities from 25 to 60 as well as higher average selling prices.

The cancellation rate for the nine months ended September 30, 2015 increased to 15.5% from 12.0% for the nine months ended September 30, 2014. The cancellation rate within the Florida segment increased to 15.4% in the first nine months of 2015 from 10.4% in the same period of 2014. The cancellation rate in the Arizona segment improved to 17.2% for the nine months ended September 30, 2015 from 18.1% for the nine months ended September 30, 2014. The cancellation rate in the Carolinas segment for the nine months ended September 30, 2015 was 12.4% compared to 0.0% for the nine months ended September 30, 2014. The overall increase in cancellation rate is primarily attributable to a higher percentage of sales occurring in communities with a greater likelihood of buyers not being able to meet mortgage underwriting standards in the first three quarters of 2015 in comparison to the first three quarters of 2014.

Backlog for the Florida, Arizona and the Carolinas segments as of September 30, 2015 and 2014 is summarized as follows (dollars in thousands):

As of September 30,	Number of Backlog Units	Dollar Volume	Average Price Per Unit

2015
Florida	536	$147,085	$274
Arizona	263	78,799	300
Carolinas	227	81,635	360
Total	1,026	$307,519	$300

2014
Florida	372	$95,815	$258
Arizona	95	24,347	256
Carolinas	3	774	258
Total	470	$120,936	$257

The backlog of housing contracts as of September 30, 2015 compared to September 30, 2014 increased by 556 or 118.3%, and the dollar value of backlog increased by $186.6 million or 154.3% over the same period. The increase in units of backlog was driven by increased sales of new orders due to higher community counts in all segments, as well as increases in the average price per unit sold due to price increases and the sales mix of product sold. The backlog of housing contracts in the Florida segment as of September 30, 2015 compared to September 30, 2014 increased by 164 or 44.1%, and the dollar value increased by $51.3 million or 53.5% over the same period, driven by the increase in selling communities from 18 to 24. The backlog of housing contracts in the Arizona segment as of September 30, 2015 compared to September 30, 2014 increased by

168 or 176.8%, and the dollar value increased by $54.5 million or 223.6% over the same period, driven by an increase in the number of selling communities from five to 10, including our new active adult community. The backlog of housing contracts in the Carolinas segment as of September 30, 2015 compared to September 30, 2014 increased by 224 and the dollar value increased by $80.9 million over the same period, driven by the increase in selling communities from two to 26, primarily as a result of the Bonterra acquisition.
As of September 30, 2015, our inventory of unsold (speculative) homes, both completed and under construction, was 429 units, as compared to 244 units as of September 30, 2014. As of September 30, 2015, approximately 29% of unsold homes were completed compared to approximately 36% as of September 30, 2014. The increase in speculative homes is consistent with the growth in the number of communities.

The following is a breakdown of our land holdings as of September 30, 2015:

			Remaining Lots
	Total Lots (1)	Closed Lots	Developed	Partially Developed	Raw	Total Remaining Lots
Principal Communities

Florida
Active Adult	11,340	4,438	822	146	5,934	6,902
Primary Residential	6,427	2,472	2,016	878	1,061	3,955
	17,767	6,910	2,838	1,024	6,995	10,857

Arizona
Active Adult	2,601	404	506	1,239	452	2,197
Primary Residential	1,224	275	604	—	345	949
	3,825	679	1,110	1,239	797	3,146

Carolinas
Active Adult	653	1	165	79	408	652
Primary Residential	2,179	149	640	571	819	2,030
	2,832	150	805	650	1,227	2,682

Total Principal Communities	24,424	7,739	4,753	2,913	9,019	16,685

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land, approximately 5,300 acres of unplatted scattered mixed-use land, and 690 platted scattered lots.

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. We continue to analyze all available positive and negative evidence in determining the continuing need for a valuation allowance. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. One of the primary pieces of negative evidence we consider is the significant losses we have incurred in recent years, including being in a three-year cumulative pre-tax loss position at September 30, 2015, provided significant negative evidence supporting the need for a valuation allowance. However, we earned a profit before income taxes for the three months ended September 30, 2015 and have seen significant increases in community count, new orders, and backlog. If current business trends continue, including continued improvements in the homebuilding industry, and we continue to be profitable, we believe that there could be sufficient positive evidence to support reducing a significant portion of the valuation allowance in future periods.

 During the nine months ended September 30, 2015, we recognized an increase of $1.0 million in the valuation allowance, primarily attributable to our year-to-date net loss.  As of September 30, 2015, our deferred tax asset valuation allowance was $130.8 million.

Any interest or penalties assessed have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

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

Cash Flows

As of September 30, 2015, our cash and cash equivalents totaled $22.3 million compared to $180.3 million as of December 31, 2014.  As of September 30, 2015, total consolidated indebtedness was $356.7 million compared to $300.0 million as of December 31, 2014. The decrease in cash and cash equivalents at September 30, 2015 is primarily due to (i) the purchase and development of land, and the increase in homes under construction due to higher sales and (ii) the purchase of Bonterra. Additionally, as of September 30, 2015, we had $26.3 million in restricted cash, which is comprised primarily of cash on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility, as compared to $16.4 million in restricted cash as of December 31, 2014. We were in compliance with all debt covenants as of September 30, 2015 and December 31, 2014.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the nine months ended September 30, 2015, net cash used in operating activities was $112.4 million.  The operating cash outflow was primarily due to the increase in land and other inventories of $121.2 million and an increase in restricted cash of $9.8 million related to a covenant requirement in our Senior Secured Credit Facility. Using the proceeds from our 8.50% Notes issued in June 2014 and our 6.00% Notes issued in June 2015, we purchased land and lots for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by cash inflow of $19.7 million from increased customer deposits and accrued liabilities. Net cash used in investing activities amounted to $99.1 million primarily due to the purchase of Bonterra in the third quarter of 2015. Net cash provided by financing activities was $53.4 million, primarily due to the issuance of $80.0 million of the 6.00% Notes, partially offset by the aggregate redemption and repurchase of the 7.50% Exchange Notes and portions of the 7.50% Notes for $55.0 million. Additionally we had a net draw of $30.0 million on the Senior Secured Credit Facility during the third quarter of 2015.

For the nine months ended September 30, 2014, net cash used in operating activities was $82.6 million. The operating cash outflow was primarily due to an increase in restricted cash of $8.8 million related to a covenant requirement in our credit facility and the increase in land and other inventories of $111.2 million. Using portions of the proceeds from our equity issuance in June 2013 and the issuance of our 8.50% Senior Notes, we purchased land and lots for the expansion of our primary residential segment and increased the number of homes under construction commensurate with the increase in our home sales. These outflows were partially offset by cash inflow of $19.5 million from assets held for sale and an increase in accounts payable, estimated development liability and accrued and other liabilities of $14.2 million as a result of the increase in the number of homes under construction. Net cash used by investing activities amounted to $65.1 million primarily due to the purchase of Royal Oak in the first quarter of 2014. Net cash provided by financing activities was $184.9 million primarily due to the issuance of the $200.0 million 8.50% Notes in the second quarter of 2014, partially offset by $9.2 million of debt issue costs related to the senior secured credit facility and 8.50% Notes, as well as the repayment of $5.4 million of the 4.50% Notes.

Off Balance Sheet Arrangements

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of September 30, 2015, we had outstanding performance bonds of approximately $30.5 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, sales of commercial and industrial and other land, and the Senior Secured Credit Facility will provide sufficient liquidity to fund our business for the next 12 months.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during the nine months ended September 30, 2015. For additional information regarding AV Homes' critical accounting policies, refer to Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2014.

Special notes concerning forward-looking statements
Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; competition for home buyers, properties, financing, raw materials and skilled labor; overall market supply and demand for new homes; our ability to successfully integrate acquired businesses; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness and potential need for additional financing; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our ability to purchase outstanding notes upon certain fundamental changes; contingent liabilities that may affect our liquidity; development liabilities that may impose payment obligations on us; the availability of mortgage financing for home buyers; increased regulation of the mortgage industry; changes in federal lending programs and other regulations; cancellations of home sale orders; declines in home prices in our primary regions; inflation affecting homebuilding costs; the prices and supply of building materials and skilled labor; the availability and skill of subcontractors; elimination or reduction of tax benefits associated with home ownership; warranty and construction defect claims; health and safety incidents in homebuilding activities; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; our ability to recover our costs in the event of reduced home sales; dependence on our senior management; effect of our expansion efforts on our cash flows and profitability; effects of government regulation of development and homebuilding projects; raising healthcare costs; our ability to realize our deferred income tax asset; costs of environmental compliance; impact of environmental changes; dependence on digital technologies and potential interruptions; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2014. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the nine months ended September 30, 2015. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended September 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors discussed in Part I, Item 1A. of our Annual Report on
Form 10-K for the year ended December 31, 2014.

ITEM 6. EXHIBITS

2.1	*1
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

AV HOMES, INC.

Date:	October 30, 2015	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2015	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)