Form 10-K
period 2015-12-31
AV Homes, Inc.
filed 2016-03-04
CIK 39677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.

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

Larger Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐    No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $177,716,816 as of June 30, 2015.

As of February 24, 2016, there were 22,648,216 shares of common stock, $1.00 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

AV Homes, Inc. is a homebuilder engaged in the business of homebuilding and community development in Florida, Arizona and the Carolinas. Our business focuses on the development and construction of (i) primary residential communities serving first-time and move-up buyers, including under our local Bonterra Builders and Royal Oak Homes brands, and (ii) active adult communities, which are age-restricted to the age 55 and over active adult demographic. As of December 31, 2015, we owned 5,014 developed residential lots, 3,139 partially developed residential lots, 8,652 undeveloped residential lots, and 14,449 acres of mixed-use, commercial, and industrial land. We utilize our deep experience, strong operating platform, and land inventory to capitalize on the strengthening housing environment and favorable demographic trends within our core markets. We are publicly held and our common stock is traded on the NASDAQ Stock Market under the symbol “AVHI.”

Our performance in our core segments of Florida, Arizona and the Carolinas improved for the year ended December 31, 2015 as compared to prior years. We expanded our market presence and significantly increased the number of homes we have sold. During the year ended December 31, 2015, we closed on 1,750 homes at an average sales price of approximately $285,000 per closed home, generating approximately $499 million of homebuilding revenue, as compared to the year ended December 31, 2014, in which we closed on 953 homes at an average sales price of approximately $255,000 per closed home, generating approximately $243 million of homebuilding revenue. The number of housing contracts (net of cancellations) signed in 2015 increased 105% compared to 2014 to 2,035, and as of December 31, 2015, we had 799 homes in backlog with a sales value of approximately $243.9 million compared to 331 homes in backlog with a sales value of approximately $85.8 million as of December 31, 2014.

Our Strengths

We believe we are well-positioned to execute our core business strategies as a result of the following competitive strengths:

Transformed from a land company to an efficient, process-driven homebuilder. Beginning in 2011, we implemented a strategic planning initiative to restructure our overhead costs and reposition the Company as a cost-efficient and process-driven homebuilder. Pursuant to this initiative, we re-aligned our business to capitalize on the demographic trends and homebuilding recovery in our core markets of Florida, Arizona and the Carolinas. Specifically, our management re-evaluated all of our land holdings to identify core assets for development and homebuilding activities, as well as non-core assets to be sold in favorable market conditions. We also recruited a new team of senior and operating management with longstanding experience in the homebuilding industry, strengthening us to take advantage of the ongoing housing recovery. In addition, we repositioned and diversified our consumer market segmentation mix and broadened our geographical diversification to maximize our opportunity to drive profitable growth.

Significant expertise in our core markets. We have been engaged in the business of homebuilding and community development since 1970, and we have significant geographic expertise in the Florida, Arizona and Carolina markets. In addition, as a result of our experience in developing communities for the active adult population for almost two decades, we have market expertise in serving the housing and lifestyle aspirations of the vast Baby Boomer population. Our management team has a deep understanding of the active adult and primary residential markets and the preferences of the buyers in these markets. We also supplement our expertise in our markets by utilizing a research-based approach to understanding the lifestyle preferences of these buyer markets.

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

Business Strategy

Our primary business is homebuilding and community development, which includes the acquisition, development and building of active adult and primary residential home communities, in Florida, Arizona and the Carolinas. Our core business strategies, which we believe give us long-term competitive advantages relative to other builders, are intended to promote our growth, drive profitability and generate cash liquidity. Those strategies are summarized below.

Strategically expand our primary segments to capitalize on market recoveries. We focus on strategic development of land and communities to ensure sales of homes in high buyer-demand environments, which will allow us to obtain higher home prices and gross margins, as well as yielding a strong pace of sales and higher returns. We employ a deliberate land acquisition strategy focused on making prudent investments in high-demand markets in addition to exploring opportunities to broaden our geographic footprint. We also intend to maximize near-term value through developing communities where appropriate on our existing buildable land positions.

Serve the lifestyle and housing needs of the 55+ active adults. Millions of Baby Boomers will continue to age toward and reach retirement. This demographic supports a growing interest in lifestyle-oriented, age-qualified communities, especially throughout the Sun Belt. We serve the lifestyle and housing needs of these active adults with innovative communities uniquely tailored to their lifestyle ambitions through our Solivita and Vitalia at Tradition communities in Florida, our CantaMia and Encore at Eastmark communities in Arizona, and our Creekside at Bethpage community in Raleigh, North Carolina.

Maintain core focus on operational improvements to drive profitability while managing construction and labor costs. We utilize proven technologies and processes to drive profitability as well as strategies and procedures designed to streamline our homebuilding operations. With keen insight into our customers’ buying habits, we are simplifying processes and employing value-engineering practices to help us deliver high-quality, well-built homes with the value our customers expect and the margins that enhance our profitability. Additionally, as we gain scale in our markets, we work to unbundle the building materials to achieve further cost savings by bidding out individual cost components, with the goal of improving our profitability over time.

Exercise prudent balance sheet management to maintain ample liquidity for growth. We believe that it is critical for us to maintain a strong balance sheet with ample liquidity so that we can service our debt obligations, support on-going homebuilding operations, and take advantage of growth opportunities in our core markets. As of December 31, 2015, we had $46.9 million of cash and cash equivalents, $26.9 million of restricted cash, an undrawn $105 million senior secured credit facility, and approximately $326.7 million of outstanding debt.

Profitably monetize non-core commercial and industrial assets and scattered lots. We continue to opportunistically sell non-core commercial and industrial land assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. We sold $6.5 million under this plan in 2015 for a profit of $5.6 million, $32.6 million in 2014 for a profit of $10.6 million, and $16.3 million in 2013 for a profit of $8.2 million. We expect this activity to continue to decrease in the future as our inventory of non-core land positions decreases.

Our Operations

Our primary business is homebuilding, which includes the acquisition, development and building of active adult and primary residential home communities in Florida, Arizona and the Carolinas. For further information regarding our financial condition and results of operations, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Key Operating Metrics

We track the following key operating metrics in connection with our homebuilding operations:

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

Marketing and Sales

We market our homes through a variety of means, including the use of model homes, newspaper and magazine advertising and increasingly through Internet exposure via our website, online and social media. We also seek to customize our marketing efforts based on location to address the needs and preferences of local homebuyers. We employ approximately 46 sales professionals who are compensated through a combination of salaries and sales commissions to encourage and reward increased sales performance. We employ a customer relationship management system to track our traffic and automate follow-up with our contact lists.

We use model homes in our communities to provide homebuyers the opportunity to view fully furnished and landscaped model homes. We typically use one or more model homes in each community. Additionally, in our active adult communities, we have homes that we use as Discovery Day units. These homes are used for prospective buyers to stay for short periods of time for exposure to the overall experience of the community.

In order to provide a more tailored product, our homebuyers have the option of customizing their homes through our design center services. Each floor plan has available options that may be added or modified in order to suit the requirements of individual homebuyers.

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

Primary Residential Community Development

With our acquisition of the Royal Oak Homes business in 2014 and the Bonterra Builders business in 2015, we have significantly expanded our focus on the primary residential market, which continues to improve since the most recent housing downturn. We believe that continued investment in this segment will provide us with a balanced portfolio. In addition to our recent acquisitions, we have also continued to expand organically in our existing Central Florida, Arizona and Charlotte markets, while also expanding into the Jacksonville, Florida market.  As of December 31, 2015 we had 57 selling communities in the primary residential market segment as compared to 24 primary residential selling communities as of December 31, 2014.

Active Adult Community Development

A primary component of our business is the development of active adult communities and the construction and sales of residences within those communities. We intend to grow the business and continue to seek and evaluate opportunities to expand our active adult operations both in terms of assets and geography. Our current major active adult communities include:

Solivita

Solivita comprises approximately 10,196 lots on 7,193 acres in Central Florida, south of the Orlando metropolitan area.  Solivita offers its residents numerous activities year round through the community’s Lifestyles program and approximately 148,000 square feet of recreation facilities. These facilities include two fitness centers, 14 heated swimming pools, restaurants, arts and crafts rooms, a billiard room, a café, and other meeting and ballroom facilities. We also developed and own two 18-hole championship golf courses. The community’s activity park houses a variety of sports and games facilities, including an official softball field, bocce ball courts, shuffleboard courts, pickleball courts, tennis courts, horseshoe pits, dog parks and an outdoor pavilion. Social activities at Solivita include over 200 clubs, including such diverse interests as dragon boats, photography, travel, pickleball, softball, theatre and motorcycle riding and Veterans affairs.

Solivita commenced active sales in 2000 and from inception, we have closed 4,094 of the 5,887 planned residences in the currently actively developed area as of December 31, 2015, with approximately 4,500 lots to be developed in future phases.

CantaMia

CantaMia is a 1,695 lot active adult community located on 541 acres in the Estrella Mountain Ranch master-planned community in Goodyear, Arizona, west of Phoenix. Residents have exclusive use of the 30,000 square foot recreation and lifestyle facility that has, as its focal point, an eighteen acre man-made lake system.  Amenities include an exercise facility, indoor/outdoor swimming pools, a demonstration kitchen, a library, a technology center, an arts/crafts studio, rooms for games and club activities, a movement studio for yoga and aerobics, and a café.  CantaMia also has space for outdoor sporting venues, including swimming, pickleball, bocce ball, tennis and horseshoes.

Sales began at CantaMia in 2010, and since inception, a total of 413 homes have closed as of December 31, 2015.

Vitalia at Tradition

Vitalia at Tradition (“Vitalia”) is a 1,153 lot, 452-acre active adult community located in Port St. Lucie, Florida, between Vero Beach and West Palm Beach on Florida's east coast.  We acquired this property in 2009 in its partially developed condition.  We have completed new model homes and the recreational center amenity, and have commenced development of additional roadways.  As of December 31, 2015, a total of 477 homes have closed since 2009.

Encore at Eastmark

Encore at Eastmark ("Encore") is our latest active adult community in the Arizona market and is located in the Southeast Valley of metropolitan Phoenix, in the City of Mesa, Arizona. Encore is a 310-acre master-planned community, located within the much larger master-planned community of Eastmark. Encore offers four different product lines designed for the active adult demographic encompassing 905 lots.

The amenity complex is under construction and is planned to open in 2016. Amenities will include up to 15,000 square feet of air conditioned space offering exercise, yoga, locker rooms, swim, spa, tennis, pickleball, and multi-use rooms. As of December 31, 2015, a total of 65 homes have closed since we started selling in 2015.

Creekside at Bethpage

Creekside at Bethpage ("Creekside") is our first entry into the Raleigh/Durham market. This community is part of the larger Bethpage mixed-use development, which consists of residential, retail, multi-family and commercial uses. Creekside is a 292-acre parcel with a preliminary total of 653 lots that is age-restricted and targets the active adult segment. Creekside has four different product lines ranging from 1,200 to 4,000 square feet.

The sales center and model complex have opened and the construction of the amenities began in 2015. The amenities will consist of a 14,000 square foot clubhouse with tennis courts, pickleball courts, bocce ball, an urban garden, and a swimming pool. The amenities are expected to open in 2016. A total of 18 homes have closed as of December 31, 2015.
Acquisition of Bonterra Builders, LLC
On July 1, 2015, we acquired substantially all of the assets and certain liabilities of Bonterra Builders for approximately $99.8 million. Part of the aggregate consideration includes a $6.0 million estimated earn-out. The actual amount of the earn-out may be more or less than the $6.0 million target amount based on the performance of the Bonterra Builders business through the end of 2016. Bonterra Builders acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled at the time of acquisition, Bonterra Builders significantly enhanced our position in the Carolina market.

Segment Information

Our reportable segment information regarding revenues, results of operations and assets is incorporated herein by reference to Note 14, Segment Information, to the consolidated financial statements included in Part II of this report.

Trademarks

We have federally registered trademarks and service marks or pending applications for federal registration for several of our entities, operations and communities, including AV Homes®, Stonegate®, Solivita®, Royal Oak Homes® and CantaMia®.

Employees

As of December 31, 2015, we employed 308 individuals on a full-time or part-time basis. Relations with our employees are satisfactory and there have been no work stoppages.

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

You can access financial and other information on our website, at www.avhomesinc.com. The information on or accessible through our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing or furnishing such material electronically or otherwise with the SEC.

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

The residential homebuilding industry is also subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning the protection of human health and the environment. These environmental laws include such areas as storm water and surface water management, soil, groundwater, endangered or imperiled species, natural resources and wetlands protection, and air quality protection and enhancement. Complying with environmental laws for existing conditions may result in delays, may cause us to incur substantial compliance and other costs, and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas.

Competition

The homebuilding industry is highly competitive.  Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor.  We compete with other local, regional and national homebuilders, often within larger subdivisions, that are designed, planned and developed by such homebuilders.  We also compete with the resale market, including within our own communities, as well as foreclosure sales and the rental market.  In addition, the consolidation of some homebuilding companies may create additional competitors that have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us, and there may be new entrants in the markets in which we currently conduct business.  These competitive conditions in the homebuilding industry can affect our business and financial results through lower sales, lower selling prices, increased selling incentives, lower profit margins, impairments in the value of inventory and other assets, difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms, and delays in construction of our homes.

Seasonality

Our business is affected to some extent by the seasonality of home sales which generally produce higher levels of sales contracts during the months of November through April for active adult communities in the geographic areas in which we conduct our business. This pattern typically produces increased closings in the latter half of the year.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, cash flows, future performance, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below. Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized officers on our behalf, constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements in this document speak only as of the date of this Annual Report on Form 10-K and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The risks, uncertainties and other factors that our stockholders and prospective investors should consider include the following.

The homebuilding industry is cyclical and affected by a variety of factors.  Deterioration in industry conditions or in broader economic conditions could have material adverse effects on our business and financial results.

The homebuilding industry is highly cyclical and may be significantly affected by changes in general economic and business conditions, such as:

•	employment and income levels;

•	availability of financing for homebuyers;

•	short and long term interest rates;

•	consumer confidence;

•	labor availability;

•	levels of new and existing homes for sale or rent;

•	housing demand from various sources, including population growth and demographic changes; and

•	the supply of developable land in our markets and the United States generally.

Changes in these conditions may occur on a national scale, as was the case in the most recent downturn, or may acutely affect some of the regions or markets in which we operate more than others. Adverse conditions affecting certain markets could have a proportionately greater impact on us than on other homebuilding companies with smaller presences in these locally affected markets.

Adverse changes in economic conditions can cause demand and prices for our homes to diminish or cause us to take longer to build our homes and make it more costly for us to do so. We may not be able to recover these increased costs by raising prices because of weak market conditions and because the price of each home we sell is usually set several months before the home is delivered, as many customers sign their home purchase contracts before construction begins. The potential difficulties described above could impact our customers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Any such adverse change nationally or in any of our markets could have a material adverse effect on our business, liquidity and results of operations.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our having sufficient liquidity to acquire such properties.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at prices that meet our investment criteria. Such availability depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulations. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would have an adverse effect on our revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our debt obligations and restrictive covenants and as a result of our reduced access to capital compared to some of our competitors.

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

Increases in interest rates and reductions in the availability of mortgage financing could lower demand for our products, negatively impact our backlog and impact our operating results.

A substantial majority of our customers finance their homes through lenders that provide mortgage loans. Interest rates have been near historical lows for several years, which has increased the purchasing power of potential homebuyers. Increases in interest rates could lower demand for new homes because monthly mortgage costs would increase for potential homebuyers.  Even if potential new homebuyers do not need financing, changes in interest rates could make it harder for them to sell their existing homes to potential buyers who need financing.  This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts often include financing or other contingencies.

Following the most recent downturn in the housing industry, which began with defaults on subprime loans, lenders, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. This resulted in a tightening of lending and qualification standards.  Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans, in turn, have made it more difficult for many buyers to sell their homes or to finance the purchase of our homes. A further reduction in loan products or tightening of qualification standards would have a further adverse effect on our results.

Additionally, the federal government plays a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including consumer interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. The FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our business is capital intensive and requires access to sufficient capital.

Our business is capital intensive and requires significant up-front expenditures to acquire land and begin development. We must make significant capital expenditures to commence development of a community and bear the costs of the development until we sell the homes. Accordingly, our ability to access capital is a key factor in our ability to cover our operating expenses, service our indebtedness, and fund our other liquidity needs. We expect to seek and raise additional capital from time to time from a variety of sources, including bank financings and/or securities offerings, to cover our liquidity needs and grow our business.  Deterioration in our creditworthiness or a constriction of the capital markets could reduce the sources of liquidity available to us and increase our cost of capital. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect our sales and future results of operations and cash flows.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

As of December 31, 2015, the total principal amount of our debt was $326.8 million. Our ability to make scheduled payments on or refinance our debt obligations, including the 8.50% Senior Notes due 2019 and the 6.00% Senior Convertible Notes due 2020 (collectively, the “Notes”) and our revolving credit facility, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. If we are significantly and negatively impacted by any of the foregoing, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes, as the same shall become due and payable.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Notes. Under such circumstances, we may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our revolving credit facility and the indentures that govern the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

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

The indentures governing the Notes contain, and the credit agreement governing our revolving credit facility contains, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

A breach of the covenants or restrictions under the indentures governing the Notes or under the credit agreement governing our revolving credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operating during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

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

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indentures related to our Notes contain, and the credit agreement governing our revolving credit facility contains, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we face could intensify.

Additionally, agreements governing any future indebtedness may contain restrictions on our ability to incur indebtedness, grant certain liens to support indebtedness, enter into certain affiliate transactions and make certain distributions. These covenants could adversely affect our ability to finance our future operations or capital needs, engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

We may be unable to purchase the Notes upon a fundamental change.

We may not have the funds necessary to fulfill our obligations under the 6.00% Senior Convertible Notes due 2020 following a “fundamental change,” as defined in the indenture governing such notes.  Upon the occurrence of a defined fundamental change, which definition includes a change of control (whether it be voluntary or involuntary), we will be required to offer to repurchase all of the applicable outstanding notes at 100% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. Similarly, our 8.50% Senior Notes due 2019 require us to repurchase all or a portion of the outstanding notes at 101% of their principal amount, plus accrued and unpaid interest upon certain change of control transactions.  However, we may not have sufficient funds at the time of any such event to make the required repurchase of the Notes.  Our failure to make or complete an offer to repurchase Notes in connection with any such event would place us in default under each indenture governing the applicable Notes.

An inability to obtain additional letters of credit and surety bonds could limit our future growth.

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
Our backlog reflects sales contracts with our homebuyers for homes that have not yet been delivered. In cases of cancellation, we remarket the home and, subject to certain exceptions, usually retain any deposits. Nevertheless, the deposits may not cover the additional costs involved in remarketing the home, replacing installed options, reducing the sales price or increasing incentives on the completed home for greater marketability and carrying higher inventory. If prices for new homes decline, if competitors increase their use of sales incentives, if interest rates increase, if the availability of mortgage financing diminishes or if there is a downturn in local or regional economies or in the national economy, U.S. homebuyers may terminate their existing home purchase contracts with us in order to negotiate for a lower price or because they cannot, or will not, complete the purchase. Any significant increase in cancellations of home sales orders in backlog in the future could have a material adverse impact on our results of operations and financial condition.

Homebuilding is very competitive, and competitive conditions could adversely affect our business or financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions that are designed, planned and developed by such homebuilders. We also compete with the home re-sale market, foreclosures and rental properties. In addition, many of our competitors have greater financial, marketing and sales resources than we do and thus are able to compete more effectively against us. These competitive conditions in the homebuilding industry can affect our business and result in lower sales, lower selling prices and lower profit margin, among other things.

The geographic concentration of our operations in Florida, Arizona and the Carolinas subjects us to an increased risk of loss of revenue or decreases in the market value of our land and homes in these regions from factors which may affect any of these regions.

Our operations are concentrated in Florida, Arizona and the Carolinas. Due to the concentrated nature of our operations, negative factors affecting one or a number of these geographic regions at the same time could result in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of operations.

Inflation or deflation could adversely affect our business and financial results.

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

Alternatively, a significant period of deflation could cause a decrease in overall spending and borrowing levels. This could lead to a further deterioration in economic conditions, including an increase in the rate of unemployment. Deflation could also cause the value of our inventories to decline or reduce the value of existing homes below the related mortgage loan balance, making it impractical for potential homebuyers to sell their existing homes in favor of a new home.

Price increases, supply shortages and other risks related to demand for building materials could increase our costs and delay deliveries.

In recent years the purchase price of building materials, including the price of lumber, drywall, and other important materials, has increased. Additionally, the homebuilding industry has, from time to time, experienced raw material shortages and been adversely affected by volatility in global commodity prices. Shortages in concrete, lumber, drywall or other important materials could result in delays in the start or completion of, or increase the cost of completing, our homes, which could adversely impact our results of operations.

Our business and results of operations are dependent on the availability and skill of subcontractors. If we experience shortages in labor skill or supply, there could be delays and increased costs in developing our communities.

Substantially all of our construction work is done by third-party subcontractors with us acting as the general contractor. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. Access to qualified labor may be affected by circumstances beyond our control, including labor disputes, shortages in qualified trades people and changes in immigration laws and trends in labor force migration. While we generally anticipate being able to obtain sufficient materials and reliable subcontractors, and believe that our relationships with subcontractors are good, the availability of qualified subcontractors in our markets has at times been constrained.  We do not have long-term contractual commitments with any subcontractors, and there can be no assurance that skilled subcontractors will continue to be available at reasonable rates and in the areas in which we conduct our operations.

To the extent the housing market continues to recover and the demand for labor and materials increases, our average per home cost of labor and building materials will likely increase, and our operating margins and results of operations may be adversely affected. Further, the inability to contract with skilled subcontractors at reasonable costs on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

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

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. Construction defects may occur on projects and developments and may arise during a significant period of time after completion. Defects arising on a development attributable to us may lead to significant contractual or other liabilities as well as reputational harm. As a consequence, we maintain products and completed operations excess liability insurance, obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials, and create warranty and customer service reserves for the homes we sell based on historical experience in our markets and our judgment of the risks associated with the types of homes built. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all of our warranty and construction defect claims in the future.

In addition, decreases in home values as a result of general economic conditions may result in an increase in construction defect claims, as well as claims based on marketing and sales practices. Our reserves may not cover all of the claims arising from such issues, or we may experience litigation costs and losses that could impact our profitability. Even if we are successful in defending such claims, we may incur significant costs.

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

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, wildfires, droughts and floods, can harm our homebuilding business. These can delay home closings, adversely affect the cost or availability of materials or labor, or damage homes under construction. The climates of the states in which we operate present increased risks of adverse weather or natural disasters. In particular, a large portion of our homebuilding operations is concentrated in Florida and the Carolinas, which are subject to increased risk of hurricanes. Furthermore, if our insurance does not fully cover losses resulting from these events or any related business interruption, our assets, financial condition and capital resources could be adversely affected.

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

TPG Aviator, L.P. (“TPG Aviator”) beneficially owned approximately 43.8% of our common stock as of December 31, 2015, and is our largest single stockholder. In addition, so long as TPG Aviator owns at least 10% of our issued and outstanding common stock, TPG Aviator has a pre-emptive right to participate in our future equity issuances, subject to certain conditions. This concentration of ownership in one stockholder could potentially be disadvantageous to other stockholders’ interests. In addition, if TPG Aviator were to sell or otherwise transfer all or a large percentage of its holdings, our stock price could decline and we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

In connection with TPG Aviator’s June 2013 investment in us, we entered into a stockholders agreement with TPG Aviator, pursuant to which we granted TPG Aviator certain rights that may restrict our ability to take certain actions in the future. Under the stockholders agreement, we agreed to increase the size of our board of directors to ten members and, assuming TPG Aviator and its affiliates hold at least 80% of our common stock they held, or were deemed to hold, at closing of TPG Aviator’s investment, then TPG Aviator is entitled to nominate four directors, of which all four have been designated.

TPG Aviator has the right to nominate a specified number of directors to the board and to appoint a specified number of such directors appointed to each committee of the board of directors for so long as TPG Aviator’s ownership percentage of our common stock is equal to or greater than 5%. TPG Aviator is entitled to nominate to the board: (i) four directors if TPG Aviator’s ownership percentage of our common stock is at least 30%, (ii) three directors if TPG Aviator’s ownership percentage is at least 20% but less than 30%, (iii) two directors if TPG Aviator’s ownership percentage is at least 15% but less than 20%, and (iv) one director if TPG Aviator’s ownership percentage is at least 5% but less than 15%.

In addition, we agreed to constitute each of our compensation committee and finance committee as a five member committee and (i) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 15%, TPG Aviator has the right to have two board members appointed to each such committee (of which all such board members have been appointed), and (ii) for so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5% but less than 15%, TPG Aviator has the right to have one board member appointed to each such committee. For so long as the ownership of TPG Aviator and its affiliates of our common stock is at least 5%, each other committee of our board will be constituted as three member committees, and TPG Aviator has the right to have one board member appointed to each such committee (of which all such board members have been appointed).

In addition, for so long as TPG Aviator’s ownership percentage of our common stock is equal to or greater than 5%, the rights and responsibilities of the finance committee of the board will include (1) except for certain permitted issuances relating to outstanding rights to purchase or acquire our capital stock, compensation arrangements and acquisition transactions, any sale or issuance of any capital stock or other security, (2) any redemption, purchase, repurchase or other acquisition of securities by AV Homes or any subsidiary, other than in connection with equity compensation arrangements, (3) any incurrence of indebtedness or certain debt-like obligations, with limited exceptions, (4) any hiring or firing of members of senior management, (5) any land or builder acquisitions or dispositions, any acquisitions or dispositions of subsidiaries or any other acquisitions or dispositions, in each case, that are greater than $5.0 million (including total expected capital requirements and development costs), (6) any capital expenditures or land commitments over an agreed upon budget, as approved by our board of directors, or otherwise greater than $10.0 million, and (7) any entry into new markets or lines of business. During such period, the rights and responsibilities of the compensation committee will include (1) any adoption of any new, or expansion of any existing, equity incentive plan and (2) any changes to, or the adoption of, any compensation arrangements for any members of our board of directors or our senior management. During such period, our board may not approve such matters without the requisite committee approval, which in most cases will require the approval of at least one of the committee members appointed by TPG Aviator.

Pursuant to the terms of the stockholders agreement, TPG Aviator also has the right to consent to certain actions related to our corporate existence and governance, including any change in the rights and responsibilities of either the finance committee or the compensation committee, for so long as TPG Aviator’s ownership percentage of our common stock is equal to or greater than 10% and equal to or greater than 25% of the number of shares owned by them at closing of the TPG Aviator investment.

We are dependent on the services of our senior management team and certain of our key employees, and the loss of their services could hurt our business.

We believe that our management’s experience is a competitive strength, and that our future success depends upon our ability to retain these executives. In addition, we believe that our ability to attract, train, assimilate and retain new skilled personnel is important to the success of our business. If we are unable to retain our senior management team and certain of our key employees, or attract, train, assimilate or retain other skilled personnel in the future, it could hinder the execution of our business strategy.

Our current efforts to grow and expand our operations could have a material adverse effect on our cash flows or profitability.
     In 2015, we announced the acquisition of Bonterra Builders, LLC, which significantly expanded our operations in the Carolinas, and we continue to consider opportunities for growth, in both our existing markets and in new markets. Additional growth of our business, either through increased land purchases, the development of larger projects or the acquisition of existing homebuilders, may have a material adverse effect on our cash flows or profitability. Any expansion of our business into new markets or new businesses, or significant growth in existing markets, could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets or businesses. In addition, when we acquire other homebuilders, such acquisitions could be difficult to integrate with our operations and could require us to assume unanticipated liabilities and expenses. Acquisitions also involve numerous risks, including (i) the risk of impairing inventory and other assets related to the acquisition, (ii) risks associated with our ability to implement and maintain effective controls, procedures and policies for the acquired business, (iii) the diversion of management’s attention and resources from other business concerns, (iv) risks associated with entering markets in which we have limited or no direct experience, (v) risks associated with the combination of different corporate cultures, and (vi) the potential loss of key employees of the acquired company.
Government regulations could increase the cost and limit the availability of our development and homebuilding projects and adversely affect our business or financial results.

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. Land parcels we acquire are often undeveloped and sometimes do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes.  If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted.  We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. Laws and regulations are subject to frequent change and often result in increased construction or other costs related to our business. In some instances, we must comply with laws that require commitments from us to provide roads and other offsite infrastructure to be in place prior to the commencement of new construction. New housing developments may also be subject to various fees and assessments for schools, parks, streets and other public improvements. Any of these regulatory issues can limit or delay home construction and increase our operating costs.

We are also subject to a variety of local, state and federal laws and regulations concerning land use and the protection of health, safety and the environment. The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations.

 We have a significant number of development liabilities related to our predecessor and its affiliates, over which we have little or no control as to the dates that payment may be required, and which could have an adverse effect on our results of operations.

We have a significant number of development liabilities related to our predecessor and its affiliates, most of which relate to class action settlement agreements entered into by us in 1974 and the bankruptcy of our predecessor and its affiliates in the mid-1970s (collectively, the “Orders”).  Among other things, under the Orders, we are obligated to install certain utility infrastructure to lots sold by us in Rio Rico, Arizona and Poinciana, Florida prior to such Orders (“Affected Lots”). Historically, we have identified such contingent obligations with respect to the Orders as evaluated by the reports of various independent engineers. Our estimate of the liability has been accrued and is included in the estimated development liability line item in our consolidated balance sheet as of December 31, 2015.  If a significant number of the owners of the Affected Lots require us to install infrastructure in Rio Rico or Poinciana, it is possible that it would have a material impact on our liquidity.

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change, as defined in the Internal Revenue Code, and our rights agreement, which is intended to preserve our NOLs, may not be effective.

From the end of our 2007 fiscal year through 2014, we generated significant net operating losses (“NOL”).  Under federal tax laws, we can use our NOL (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward the NOL (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years. We have recorded a valuation allowance against our net deferred tax assets that include the NOL (and certain related tax credits) that we have generated but have not yet realized.  As of December 31, 2015, we had deferred tax assets, net of deferred tax liabilities, totaling $124.3 million against which we have provided a full valuation allowance.  Our ability to realize our net deferred tax assets is based on the extent to which we generate sustained profits, and we cannot provide any assurances as to when and to what extent we will generate sufficient future taxable income to realize our net deferred tax assets, whether in whole or in part.

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

On June 19, 2013, we adopted a rights agreement (the “Rights Agreement”) intended to protect our NOLs from the potential negative consequence of an ownership change as defined in Section 382. The Rights Agreement is designed to deter acquisitions of our common stock that would (i) result in a stockholder owning 4.9% or more of our outstanding shares or (ii) increase an existing 4.9% or greater stockholder’s percentage ownership of our stock as of June 19, 2013, by diluting the ownership interest of a stockholder whose ownership after the adoption of the Rights Agreement exceeds those thresholds, unless the stockholder obtains an exemption from our Board of Directors acting through its finance committee.

Although the Rights Agreement is intended to reduce the likelihood of an ownership change that could adversely affect us, we cannot assure that it would prevent all transfers that could result in such an ownership change. In addition, in connection with the investment by TPG Aviator, we agreed that TPG Aviator and its affiliates and associates are exempt persons under the Rights Agreement and that any person who acquires common stock and such person’s affiliates and associates, will be exempt persons under the Rights Agreement, in each case subject to certain conditions and exceptions. Accordingly, TPG Aviator could effect transfers of its shares that would cause an ownership change and reduce or eliminate our NOL credits. Because the Rights Agreement may restrict a stockholder’s ability to acquire our stock, the liquidity and market value of our stock might be affected.

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

For a number of years, we have been increasing our reliance on computers and digital technology. Many of our files have been digitized and more of our employees are working in almost paperless environments. We have also made changes, some significant, to our hardware and software environments and some of these transitions have not been successful, taken longer than anticipated and/or are still in progress. All of these activities may give rise to material cyber security risks and potential costs and consequences that cannot be estimated or predicted with any certainty. We have outsourced a number of our IT functions, including IT support of our infrastructure and software. We are continuing to take steps to secure our confidential information from our vendors as well as third parties who may be seeking to infiltrate our systems. At this time we do not have any specific insurance for cyber security events. Management will continue to monitor our IT environment and determine whether our business operations merit further insurance coverage. Although are not aware of any cyber-attacks on our IT infrastructure to date, we consider a future cyber-attack a material concern that could have severe financial and other business implications.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

Issuances of shares of common stock upon conversion of our 6.00% Senior Convertible Notes due 2020, as well as the issuance of a substantial number of shares of our common stock or other equity-related securities either for new consideration or in connection with restructuring existing indebtedness, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Any such future issuances could also dilute the ownership interests of stockholders, and we cannot predict the effect that future issuances of our common stock or other equity-related securities would have on the market price of our common stock, nor can we predict our future needs to fund our operations or balance sheet with future equity issuances.

We have significant intangible assets. If these assets become impaired, then our profits and shareholders’ equity may be reduced.
We have significant intangible assets related to business combinations. We evaluate the recoverability of intangible assets whenever facts and circumstances indicate the carrying amount may not be recoverable. If the carrying value of intangible assets is deemed impaired, the carrying value is written down to fair value. This would result in a charge to our earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in leased office facilities at 8601 N. Scottsdale Rd., Suite 225, Scottsdale, Arizona 85253. Our homebuilding divisions lease office space in the geographic locations in which they conduct their day-to-day operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table includes information with respect to all persons serving as executive officers of AV Homes as of the date of this Annual Report on Form 10-K.  Officers of AV Homes are elected annually to serve until they are re-appointed or their successors are elected or until their earlier resignation or removal.

Name	Age	Office and Business Experience
Roger A. Cregg	59
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

Michael S. Burnett	48
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

Joseph C. Mulac III	54
Mr. Mulac has served as our Executive Vice President since October 2010.  Beginning in April 2009, Mr. Mulac served as Chief Executive Officer of Joseph Carl Homes, LLC (n/k/a AV Homes of Arizona, LLC), which became our wholly-owned subsidiary in October 2010.  From March 2003 to April 2009, Mr. Mulac held the position of Division President and then Group President for the Engle Homes division of Technical Olympic USA. He served as Division President for Standard Pacific from 1998 to March 2003. Mr. Mulac held various manager positions with UDC Homes from 1988 to 1998.

S. Gary Shullaw	37
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “AVHI.” There were approximately 2,722 record holders of common stock at February 24, 2016.

The high and low sales prices per share, as reported, for each fiscal quarter during the last two years were:

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$16.64	$12.93	$20.69	$17.44
June 30	$17.44	$14.19	$18.47	$16.35
September 30	$15.24	$11.58	$16.32	$14.60
December 31	$14.86	$12.02	$15.54	$13.28

We have not declared any cash dividends on common stock since our incorporation and have no current plan to pay cash dividends. During the year ended December 31, 2015, we did not repurchase any outstanding shares of common stock.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2011, 2012, 2013, 2014 and 2015 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on our common shares, with (b) the cumulative total return of the S&P 500 Index, and with (c) the Dow Jones Home Construction Index. The Dow Jones Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG AV HOMES, INC., S&P 500 INDEX, AND PEER INDEX

Fiscal Year Ended December 31, 2015

	2010	2011	2012	2013	2014	2015
AV Homes	100.00	36.23	71.75	91.68	73.51	64.63
S&P 500 Index	100.00	100.00	113.40	146.97	163.71	162.52
Dow Jones Home Construction Index	100.00	96.12	174.64	191.72	205.81	225.19
* Assumes $100 invested on December 31, 2010, and the reinvestment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and notes thereto included elsewhere in this report.

FIVE YEAR COMPARISON OF SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	Years Ended December 31
	2015	2014	2013	2012	2011
Operations Data:
Revenues	$517,766	$285,913	$141,482	$107,487	$88,982

Income (loss) before income taxes	$12,386	$(1,603)	$(8,272)	$(87,683)	$(165,704)
Income tax expense	(436)	—	—	—	(473)
Net income (loss) (including net income (loss) attributable to non-controlling interests)	11,950	(1,603)	(8,272)	(87,683)	(166,177)
Net income (loss) attributable to non-controlling interests in consolidated entities	—	329	1,205	2,552	(296)
Net income (loss) attributable to AV Homes stockholders	$11,950	$(1,932)	$(9,477)	$(90,235)	$(165,881)

Per Share Data:
Basic and diluted earnings (loss) per share (1)	$0.54	$(0.09)	$(1.34)	$(7.19)	$(13.33)

Balance Sheet Data:
Cash and cash equivalents	$46,898	$180,334	$144,727	$79,815	$124,316
Restricted cash	26,948	16,447	3,956	4,682	7,872
Land and other inventories	582,531	383,184	240,078	171,044	180,067
Total assets	742,016	668,886	466,728	337,871	409,056
Notes payable	326,723	299,956	105,402	105,402	105,402
Stockholders' equity (2)	301,681	286,740	286,101	166,172	254,197
Shares outstanding	22,333,154	22,072,098	21,986,378	12,827,283	12,942,502
Stockholders' equity per share	$13.51	$12.99	$13.01	$12.95	$19.64

Other Data:
Contracts signed, net	2,035	994	463	393	229
Closings	1,750	953	481	306	174
Backlog units	799	331	167	185	98
Backlog value	$243,947	$85,753	$39,862	$43,064	$21,540

(1)	The deemed dividend related to the beneficial conversion feature of $11,894 had an impact of ($0.75) per share on earnings for the year ended December 31, 2013.

(2)
These figures exclude cumulative non-controlling interests for the years ended December 31, 2013, 2012 and 2011, which are classified in consolidated stockholders' equity in accordance with authoritative accounting guidance. These non-controlling interests represent our partners’ equity in limited liability companies that we consolidate for financial reporting purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, and the audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report.

Overview

We are engaged in the business of homebuilding and community development in Florida, Arizona and the Carolinas. We also engage to a limited degree in other real estate activities, such as the operation of amenities and the sale of land for third-party development. We manage our business through three reportable segments: Florida, Arizona and the Carolinas.

For the year ended December 31, 2015, we derived 62% of our revenues from Florida, 16% of our revenues from Arizona, and 22% of our revenues from the Carolinas. The following is a summary of our revenues by segment for the years ended December 31, 2015, 2014 and 2013.

Total Revenues by Segment

$600,000
$500,000
$400,000
$300,000
$200,000
$100,000
$-
in thousands

	2013	2014	2015
Carolinas	$-	$1,288	$114,277
Arizona	$40,999	$63,109	$84,378
Florida	$100,483	$221,516	$319,111

Our primary business is the development of land and the construction and sale of homes for people of all ages, including active adults (55 years and older). Our current homebuilding sales activities include locations in Florida, Arizona and the Carolinas, with additional communities in the pipeline for each state. Within each geographical segment, we build both active adult communities, which are restricted to homeowners that are age 55 and older, and primary residential communities, which are open to all ages. This geographic and product segment diversification helps mitigate our overall business risks. We generate a smaller portion of our revenues from the sale of land from our portfolio of legacy land holdings that we will sell in favorable market conditions. While we have in the past acquired land with the intention to resell to developers and other third parties, we now purchase land for the purpose of developing communities. We also opportunistically sell existing non-core commercial and industrial land assets, as well as scattered lot positions and land assets, that are in excess of our needed supply in a given market.

As of December 31, 2015, our selling community count includes 62 locations, 26 in Florida, 10 in Arizona, and 26 in the Carolinas, with additional communities in the pipeline for each region. Our count of communities with closings includes 57 locations, 24 in Florida, eight in Arizona, and 25 in the Carolinas.

Solivita and Vitalia, our active adult communities in Central Florida; CantaMia and Encore in Arizona; and Creekside at Bethpage in Raleigh, North Carolina currently serve as our flagship communities in the active adult segment. These communities broaden our geographic footprint and product offering, and should provide us with market participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

We continue to invest in the primary residential market to create a more diversified portfolio that mitigates cyclical impact over time. Through homebuilder acquisitions and by acquiring new land and lot positions, we have and continue to expand within our existing markets in Central Florida, Charlotte and the greater Phoenix area. We have also expanded into the Jacksonville, Florida market through the acquisition and development of land and lot positions in that market. Replacement lot positions require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

2015 Highlights

During 2015, we continued to execute our strategic and operational business plan through (i) the acquisition of Bonterra Builders, (ii) the continued deployment of existing capital into land and lot acquisitions, (iii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iv) the increase in the number of homes sold and closed, and (v) the profitable sale of non-core asset positions.

The following table provides a comparison of certain financial data related to our operations in each of our geographic segments (in thousands):

	For the Year Ended
	2015	2014	2013
Operating income (loss):
Florida
Revenues:
Homebuilding	$300,260	$193,218	$81,440
Amenity and other	12,385	10,140	9,786
Land sales	6,466	18,158	9,257
Total revenues	319,111	221,516	100,483
Expenses:
Homebuilding	239,001	156,439	64,726
Homebuilding selling, general and administrative	38,500	24,388	14,004
Amenity and other	10,587	10,524	11,663
Land sales	823	10,316	5,369
Segment operating income	$30,200	$19,849	$4,721

Arizona
Revenues:
Homebuilding	$84,378	$48,665	$33,533
Amenity and other	—	6	420
Land sales	—	14,438	7,046
Total revenues	84,378	63,109	40,999
Expenses:
Homebuilding	71,305	41,261	27,073
Homebuilding selling, general and administrative	11,981	7,747	5,561
Amenity and other	115	425	2,110
Land sales	—	11,688	2,744
Segment operating income	$977	$1,988	$3,511

Carolinas
Revenues:
Homebuilding	$114,277	$1,288	$—
Total revenues	114,277	1,288	—

Expenses:
Homebuilding	95,232	1,183	—
Homebuilding selling, general and administrative	12,205	2,230	97
Segment operating income (loss)	$6,840	$(2,125)	$(97)

Total operating income	$38,017	$19,712	$8,135

Unallocated income (expense):
Interest income and other	154	447	2,499
Equity in earnings (loss) from unconsolidated entities	154	(16)	(101)
Corporate general and administrative expenses	(16,900)	(15,941)	(15,975)
Interest expense	(9,039)	(5,805)	(2,830)
Income (loss) before income taxes	12,386	(1,603)	(8,272)
Income tax expense	(436)	—	—
Net income attributable to non-controlling interests	—	329	1,205
Net income (loss) attributable to AV Homes	$11,950	$(1,932)	$(9,477)

Data from closings for the Florida, Arizona and the Carolinas segments for the years ended December 31, 2015, 2014 and 2013 is summarized as follows (dollars in thousands):

Years ended December 31,	Number of Units	Revenues	Average Price Per Unit
2015
Florida	1,124	$300,260	$267
Arizona	298	84,378	283
Carolinas	328	114,277	348
Total	1,750	$498,915	285

2014
Florida	755	$193,218	$256
Arizona	193	48,665	252
Carolinas	5	1,288	258
Total	953	$243,171	255

2013
Florida	349	$81,440	$233
Arizona	132	33,533	254
Carolinas	—	—	—
Total	481	$114,973	239

Fiscal Year 2015 Compared to Fiscal Year 2014

Consolidated Results

Overall revenue increased by $231.9 million or 81.1% to $517.8 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. Homebuilding revenue increased by $255.7 million or 105.2% to $498.9 million and amenity and other revenue increased by $2.2 million or 22.1% to $12.4 million compared to the year ended December 31, 2014. The increase in homebuilding and amenity and other revenue was driven by an 83.6% increase in units closed and an 11.7% increase in the average sales price for homes closed. Revenue from land sales decreased by $26.1 million or 80.2% during the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease is primarily due to large non-recurring sales of non-core assets in Florida and Arizona in 2014. Land sales are highly variable from quarter to quarter and large fluctuations may occur. Homebuilding expenses increased by $235.0 million or 100.7%, which is consistent with the increase in revenue.

Corporate general and administrative expenses increased by $1.0 million to $16.9 million for the year ended December 31, 2015 compared to the same period in 2014. As a percentage of total revenue, corporate general and administrative expenses improved to 3.3% for the year ended December 31, 2015 compared to 5.6% for the same period in 2014. The decrease as a percentage of revenue was driven by the significant increase in revenue while containing our costs.

Interest expense increased $3.2 million or 55.7% for the year ended December 31, 2015 compared to the same period in 2014. The increase in interest expense is primarily attributable to the $200.0 million issuance of 8.50% Senior Notes on June 30, 2014, partially offset by an increase in capitalized interest due to an expansion of inventory under development in 2015 as compared to 2014. Interest costs incurred, prior to capitalization, increased to $28.2 million for the year ended December 31, 2015 as compared to $18.1 million for the same period in 2014.

Net income for the year ended December 31, 2015 was $12.0 million or $0.54 per share compared to a net loss of $1.9 million or ($0.09) per share for the year ended December 31, 2014.  The increase in net income for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to (i) the higher volume of closings, and increases in average selling price, driving leverage in our cost base, and (ii) improved gross margins, partially offset by a decrease of $5.0 million in land sale gains and increased interest expense of $3.2 million.

Homebuilding Operations

Homebuilding revenue increased 105.2% from $243.2 million to $498.9 million for the year ended December 31, 2015 compared to the same period in 2014 due to an 83.6% increase in closings and an 11.7% increase in average sales price for homes closed. In the Florida segment, revenues increased $107.0 million or 55.4% for the year ended December 31, 2015 compared to the same period in 2014 driven by a 48.9% increase in units closed due to an increase in the number of communities in which we had closings from 17 to 24. In the Arizona segment, revenues increased $35.7 million or 73.4% for the year ended December 31, 2015 compared to the same period in 2014 driven by a 54.4% increase in units closed due to an increase in the number of communities in which we had closings from five to eight. In the Carolinas segment, revenues increased by $113.0 million to $114.3 million for the year ended December 31, 2015 compared to $1.3 million in the same period in 2014 due to an increase in the number of communities in which we had closings from two to 25, primarily as a result of the Bonterra Builders acquisition. Additionally, the average selling prices increased 4.4% and 12.3% for the Florida and Arizona segments, respectively.

Gross margin from combined home closings increased by 50 basis points to 18.7% from 18.2% for the year ended December 31, 2015 compared to the same period in 2014. Gross margin from the Florida segment increased by 140 basis points to 20.4% from 19.0% for the year ended December 31, 2015 compared to the same period in 2014, primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Arizona segment increased by 30 basis points to 15.5% from 15.2% for the year ended December 31, 2015 compared to the same period in 2014, primarily due to addition of higher margin communities and reduced warranty costs from older communities exiting the warranty period. Gross margin from the Carolinas segment increased by 850 basis points to 16.7% from 8.2% for the year ended December 31, 2015 compared to the same period in 2014 due to the acquisition of Bonterra Builders and lower margins in 2014 due to the start up of new communities. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $6.7 million, $2.7 million and $1.7 million, respectively, for the year ended December 31, 2015 and was $3.4 million, $1.2 million and less than $0.1 million, respectively, for the same period in 2014.

Combined homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 12.6% for the year ended December 31, 2015 from 14.1% for the same period in 2014 as we were able to continue to leverage the cost base over our increased revenues, primarily driven by the Bonterra Builders acquisition. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 12.8% for the year ended December 31, 2015 compared to 12.6% for the same period in 2014. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment decreased to 14.2% for the year ended December 31, 2015 compared to 15.9% for the same period in 2014, primarily due to a significant increase in revenue while containing our costs. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment decreased to 13.5% for year ended December 31, 2015 compared to 173.1% for the same period in 2014, primarily due to a significant increase in revenue while containing our costs.

Amenity and Other

Amenity and other net income (loss) for the year ended December 31, 2015 improved to $1.7 million from ($0.8) million for the year ended December 31, 2014 due to increased revenue while holding costs constant.

Data from contracts signed for the Florida, Arizona and Carolinas segments for the years ended December 31, 2015, 2014 and 2013 is summarized as follows (dollars in thousands):

Years ended December 31,	Gross Number of Contracts Signed	Cancellations	Contracts Signed, Net of Cancellations	Dollar Value	Average Price Per Unit
2015
Florida	1,509	(242)	1,267	$344,171	$272
Arizona	590	(111)	479	142,004	296
Carolinas	331	(42)	289	102,851	356
Total	2,430	(395)	2,035	$589,026	289

2014
Florida	929	(121)	808	$206,503	$256
Arizona	216	(41)	175	45,012	257
Carolinas	13	(2)	11	3,212	292
Total	1,158	(164)	994	$254,727	256

2013
Florida	412	(97)	315	$75,895	$241
Arizona	178	(30)	148	34,471	233
Carolinas	—		—	—	—
Total	590	(127)	463	$110,366	238

The total number of net housing contracts signed during the year ended December 31, 2015 compared to the same period in 2014 increased by 1,041 or 104.7%. The dollar value of housing contracts signed increased by $334.3 million or 131.2% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the year ended December 31, 2015 increased by 459 or 56.8%, while the dollar value of housing contracts signed increased by $137.7 million or 66.7% over the same period, due to an increase in the number of selling communities from 18 to 26. The number of net housing contracts signed for the Arizona segment during the year ended December 31, 2015 increased by 304 or 173.7%, while the dollar value of housing contracts signed increased by $97.0 million or 215.5% over the same period, due to an increase in the number of selling communities from six to 10, including the opening of our new active adult community. The number of net housing contracts signed for the Carolinas segment during the year ended December 31, 2015 increased by 278 to 289, while the dollar value of housing contracts signed increased by $99.6 million to $102.9 million over the same period, due to an increase in the number of selling communities from three to 26, primarily as a result of the Bonterra Builders acquisition. The overall increase reflects an increase in the number of selling communities from 27 to 62 as well as higher average selling prices.

The cancellation rate increased to 16.3% from 14.2% for the years ended December 31, 2015 and 2014, respectively. The cancellation rate within the Florida segment increased to 16.0% from 13.0% for the years ended December 31, 2015 and 2014, respectively. The cancellation rate in the Arizona segment improved to 18.8% from 19.0% for the years ended December 31, 2015 and 2014, respectively. The cancellation rate in the Carolinas segment improved to 12.7% compared to 15.4% for the years ended December 31, 2015 and 2014, respectively.

Backlog for the Florida, Arizona and the Carolinas segments as of December 31, 2015, 2014 and 2013 is summarized as follows (dollars in thousands):

As of December 31,	Number of Units	Dollar Volume	Average Price Per Unit
2015
Florida	416	$116,061	$279
Arizona	233	71,459	307
Carolinas	150	56,427	376
Total	799	$243,947	305

2014
Florida	273	$70,194	$257
Arizona	52	13,635	262
Carolinas	6	1,924	321
Total	331	$85,753	259

2013
Florida	97	$23,113	$238
Arizona	70	16,749	239
Carolinas	—	—	—
Total	167	$39,862	239

The backlog of housing contracts as of December 31, 2015 compared to 2014 increased by 468 or 141.4%, and the dollar value of backlog increased by $158.2 million or 184.5% over the same period. The increase in units of backlog was driven by increased sales of new orders due to higher community counts in all segments, as well as increases in the average price per unit sold due to price increases and the sales mix of product sold. The backlog of housing contracts in the Florida segment as of December 31, 2015 compared to 2014 increased by 143 or 52.4%, and the dollar value increased by $45.9 million or 65.3% over the same period, driven by the increase in selling communities. The backlog of housing contracts in the Arizona segment as of December 31, 2015 compared to 2014 increased by 181 or 348.1%, and the dollar value increased by $57.8 million or 424.1% over the same period, driven by an increase in the number of selling communities including our new active adult community. The backlog of housing contracts in the Carolinas segment as of December 31, 2015 compared to 2014 increased by 144 to 150 and the dollar value increased by $54.5 million to $56.4 million over the same period, driven by the increase in selling communities, primarily as a result of the Bonterra Builders acquisition.

As of December 31, 2015, our inventory of unsold (speculative) homes, both completed and under construction, was 421 units, as compared to 258 units as of December 31, 2014. As of December 31, 2015, approximately 40% of unsold homes were completed compared to approximately 49% as of December 31, 2014. The increase in speculative homes is consistent with the growth in the number of communities.

The following is a breakdown of our land holdings as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Developed Lots	Partially Developed Lots	Raw Lots	Total Remaining Lots	Developed Lots	Partially Developed Lots	Raw Lots	Total Remaining Lots
Florida
Active adult	737	143	5,898	6,778	588	897	5,817	7,302
Primary residential	2,111	637	1,040	3,788	1,651	1,195	1,233	4,079
	2,848	780	6,938	10,566	2,239	2,092	7,050	11,381
Arizona
Active adult	432	1,238	452	2,122	304	288	1,691	2,283
Primary residential	550	—	345	895	593	95	345	1,033
	982	1,238	797	3,017	897	383	2,036	3,316
Carolinas
Active adult	148	79	408	635	—	166	487	653
Primary residential	533	886	478	1,897	96	15	375	486
	681	965	886	2,532	96	181	862	1,139
Total principal communities	4,511	2,983	8,621	16,115	3,232	2,656	9,948	15,836

(1) Estimated planned lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

The Company also has approximately 1,731 acres of commercial and industrial land, approximately 5,600 acres of unplatted scattered mixed-use land, and 690 platted scattered lots not reflected in the above lot counts.

Fiscal Year 2014 Compared to Fiscal Year 2013

Consolidated Results

Overall revenue increased by $144.4 million or 102.1% to $285.9 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. Homebuilding revenue increased by $128.2 million or 111.5% to $243.2 million compared to the year ended December 31, 2013. The increase in homebuilding revenue was driven by a 98.1% increase in units closed and a 6.8% increase in the average sales price for homes closed. Revenue from land sales increased by $16.3 million or 99.9% during the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily due to the sale of a multi-family property in Arizona for $13.9 million resulting in a gain of $2.3 million in the first quarter of 2014 and the sale of a land position in Florida in the third quarter of 2014 for $11.5 million resulting in a gain of $3.3 million. Homebuilding expenses increased by $122.1 million or 109.8%, consistent with the increase in revenue.

Corporate general and administrative expenses decreased by less than $0.1 million or 0.2% to $15.9 million for the year ended December 31, 2014 compared to the same period in 2013. As a percentage of total revenue, corporate general and administrative expenses improved to 5.6% for the year ended December 31, 2014 compared to 11.3% for the same period in 2013. The decrease as a percentage of revenue was driven by the significant increase in revenue while containing our costs.

Interest expense increased $3.0 million or 105.1% for the year ended December 31, 2014 compared to the same period in 2013. The increase in interest expense is primarily attributable to the $200.0 million issuance of 8.50% Senior Notes on June 30, 2014, partially offset by an increase in capitalized interest due to an expansion of inventory under development in 2014 as compared to 2013. Interest costs incurred, prior to capitalization, increased from the prior year to $18.1 million for the year ended December 31, 2014 as compared to $9.3 million for the same period in 2013.

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

Homebuilding Operations

Homebuilding revenue increased 111.5% from $115.0 million to $243.2 million for the year ended December 31, 2014 compared to the same period in 2013 due to a 98.1% increase in closings and a 6.8% increase in average sales price. In the Florida segment, revenues increased $111.8 million or 137.3% for the year ended December 31, 2014 compared to the same period in 2013 driven by a 116.3% increase in units closed due to an increase in the number of communities in which we had closings from four to 17, primarily due to the acquisition of Royal Oak Homes. In the Arizona segment, revenues increased $15.1 million or 45.1% for the year ended December 31, 2014 compared to the same period in 2013 driven by a 46.2% increase in units closed due to an increase in the number of communities in which we had closings from three to five. In the Carolinas segment, revenues increased by $1.3 million for the year ended December 31, 2014 compared to the same period in 2013 because we recorded our first closings for the Carolinas segment in the fourth quarter of 2014. Additionally, the average selling price increased 9.7% in our Florida segment, which was partially offset by a 0.7% decrease in our Arizona segment.

Gross margin from combined home closings decreased by 200 basis points to 18.2% from 20.2% for the year ended December 31, 2014 compared to the same period in 2013. Gross margin from the Florida segment decreased by 150 basis points to 19.0% from 20.5% for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the 2014 acquisition of Royal Oak Homes, which has lower gross margins. Gross margin from the Arizona segment decreased by 410 basis points to 15.2% from 19.3% for the year ended December 31, 2014 compared to the same period in 2013, primarily due to a mix of homes closed in 2014 that had higher than average lot costs at some of our newer communities. Gross margin from the Carolinas segment was 8.2% for the year ended December 31, 2014. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $3.4 million, $1.2 million and less than $0.1 million, respectively, for the year ended December 31, 2014 and was $1.7 million, $0.8 million and $0.0 million, respectively, for the same period in 2013.

Combined homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 14.1% for the year ended December 31, 2014 from 17.1% for the same period in 2013, primarily driven by increasing revenue while containing our costs, partially offset by costs incurred to start up new selling communities that are not yet generating revenue. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment improved to 12.6% for the year ended December 31, 2014, from 17.2% for the same period in 2013. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment improved to 15.9% for the year ended December 31, 2014 from 16.6% for the same period in 2013. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment was 173.1% for year ended December 31, 2014 due to the startup of the division. Overall improvements in cost leverage from the increased revenue were partially offset by the costs incurred to start up new selling communities that are not yet generating revenue.

Amenity and Other

Amenity and other net loss for the year ended December 31, 2014 improved to $0.8 million from $3.6 million for the year ended December 31, 2013.

Contracts Signed

The total number of net housing contracts signed during the year ended December 31, 2014 compared to the same period in 2013 increased by 531 or 114.7%. The dollar value of housing contracts signed increased by $144.4 million or 130.8% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the year ended December 31, 2014 increased by 493 or 156.5%, while the dollar value of housing contracts signed increased by $130.6 million or 172.1% over the same period, due to an increase in the number of selling communities from five to 18. The number of net housing contracts signed for the Arizona segment during the year ended December 31, 2014 increased by 27 or 18.2%, while the dollar value of housing contracts signed increased by $10.5 million or 30.6% over the same period, due to an increase in the number of selling communities from five to six. The number of net housing contracts signed for the Carolinas segment during the year ended December 31, 2014 increased by 11, while the dollar value of housing contracts signed increased by $3.2 million. The overall increase reflects an increase in the number of selling communities from 10 to 27 as well as higher average selling prices.

The cancellation rate decreased to 14.2% from 21.5% for the years ended December 31, 2014 and 2013, respectively. The cancellation rate within the Florida segment decreased to 13.0% from 23.5% for the years ended December 31, 2014 and

2013, respectively. The cancellation rate in the Arizona segment increased to 19.0% from 16.9% for the years ended December 31, 2014 and 2013, respectively. The cancellation rate in the Carolinas segment was 15.4% for the year ended December 31, 2014.

Backlog

The backlog of housing contracts as of December 31, 2014 compared to 2013 increased by 164 or 98.2%, and the dollar value of backlog increased by $45.9 million or 115.1% over the same period. The increase in units of backlog was driven by increased sales of new orders due to higher community counts in all segments, as well as increases in the average price per unit sold due to price increases and the sales mix of product sold. The backlog of housing contracts in the Florida segment as of December 31, 2014 compared to 2013 increased by 176 or 181.4%, and the dollar value increased by $47.1 million or 203.7% over the same period, driven by the increase in selling communities from five to 18. The backlog of housing contracts in the Arizona segment as of December 31, 2014 compared to 2013 decreased by 18 or 25.7%, and the dollar value decreased by $3.1 million or 18.6% over the same period, driven by slower sales in third and fourth quarters of 2014. The backlog of housing contracts in the Carolinas segment as of December 31, 2014 was six and the dollar value was $1.9 million.

As of December 31, 2014, our inventory of unsold (speculative) homes, both completed and under construction, was 258 units, as compared to 60 units as of December 31, 2013. As of December 31, 2014, approximately 49% of unsold homes were completed compared to approximately 22% as of December 31, 2013. The increase in speculative homes is consistent with the growth in the number of communities.

Income Taxes

Income taxes have been provided for using the liability method under Accounting Standards Codification ("ASC") 740, Income Taxes (“ASC 740”). The liability method is used in accounting for income taxes where deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse.

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. The Company continues to analyze all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to its deferred tax assets. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. A significant part of the evidence the Company considers is its position with respect to a three year cumulative profit or loss. This position combined with the other evidence described above has continued to support the need for a valuation allowance. We earned a profit before income taxes for the year ended December 31, 2015 and have seen significant increases in community count, new orders, and backlog. If homebuilding industry conditions and the Company’s business remain stable and additional positive evidence develops, the Company believes there could be sufficient positive evidence to support a conclusion that the Company will generate sufficient taxable income in future periods to realize its deferred tax asset, which would allow the company to significantly reduce the valuation allowance at some point during 2016.

During the year ended December 31, 2015, we recognized a decrease of $5.3 million in the deferred tax valuation allowance against net deferred tax assets generated from the pre-tax income for the year. As of December 31, 2015, our deferred tax asset valuation allowance was $124.5 million.

Liquidity and Capital Resources

Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned residential communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land.

Cash Flows

As of December 31, 2015, our cash and cash equivalents totaled $46.9 million compared to $180.3 million as of December 31, 2014.  As of December 31, 2015, total consolidated indebtedness was $326.7 million compared to $300.0 million as of December 31, 2014. The decrease in cash and cash equivalents as of December 31, 2015 is primarily due to (i) the purchase and development of land, and the increase in homes under construction due to new orders and (ii) the purchase of Bonterra Builders. Additionally, as of December 31, 2015, we had $26.9 million in restricted cash, which is comprised primarily of cash on deposit as an interest reserve to comply with the terms of our senior secured credit facility, as compared to $16.4 million in restricted cash as of December 31, 2014. We were in compliance with all debt covenants as of December 31, 2015 and December 31, 2014.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the year ended December 31, 2015, net cash used in operating activities was $59.0 million.  The operating cash outflow was primarily due to the increase in land and other inventories of $83.8 million and an increase in restricted cash of $10.5 million related to a covenant requirement in our senior secured credit facility. Using the proceeds from our 8.50% Senior Notes issued in June 2014 and our 6.00% Notes issued in June 2015, we purchased land and lots for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our new orders. These outflows were partially offset by cash inflow of $19.1 million from increased customer deposits and accrued liabilities. Net cash used in investing activities was $97.8 million, primarily due to the purchase of Bonterra Builders in the third quarter of 2015. Net cash provided by financing activities was $23.4 million, primarily due to the issuance of $80.0 million of the 6.00% Notes, partially offset by the aggregate redemption and repurchase of the 7.50% Exchange Notes and portions of the 7.50% Notes for $53.2 million.

For the year ended December 31, 2014, net cash used in operating activities was $81.4 million.  The operating cash outflow was primarily due to an increase in restricted cash of $12.5 million related to a covenant requirement in our senior secured credit facility and the increase in land and other inventories of $111.7 million. Using portions of the proceeds from our equity issuance in June 2013 and the issuance of our 8.50% Senior Notes in 2014, we purchased land and lots for the expansion of our primary residential segment and increased the number of homes under construction commensurate with the increase in our new orders. These outflows were partially offset by cash inflow of $19.8 million from assets held for sale and an increase in accounts payable and accrued liabilities of $15.6 million as a result of the increase in the number of homes under construction. Net cash used by investing activities amounted to $68.1 million primarily due to the purchase of Royal Oak Homes in the first quarter of 2014. Net cash provided by financing activities was $185.1 million, primarily due to the issuance of the $200.0 million 8.50% Senior Notes in the second quarter of 2014, partially offset by $9.2 million of debt issue costs related to the senior secured credit facility and 8.50% Senior Notes, as well as the repayment of $5.4 million of the 4.50% Notes.

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of December 31, 2015, and 2014, we had outstanding surety bonds of approximately $30.9 million and $21.5 million, respectively. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Other

Assuming that no additional significant adverse changes in our business occur, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, our senior secured credit facility, and sales of commercial and industrial and other land will provide sufficient liquidity to fund our business for 2016.

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

As of December 31, 2015, these unconsolidated entities were financed by partner equity and do not have third-party debt.  In addition, we have not provided any guarantees to these entities or our equity partners.

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

Various housing indices have shown improvement in recent periods. While we believe that higher interest rates are inevitable and may have a moderating effect on demand and pricing, we believe this impact will be outweighed by the other factors driving increased sales activity as overall new orders remain low compared with historical levels. We believe that any sustained rise in interest rates will be indicative of a stronger macroeconomic environment that will support a continued recovery in the homebuilding industry.

Seasonality

Our business is affected to some extent by the seasonality of home sales which generally produce higher levels of sales contracts during the months of November through April for active adult communities in the geographic areas in which we conduct our business. This pattern typically produces increased closings in the latter half of the year.

Contractual Obligations and Commercial Commitments

The following table reflects contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Long-term debt obligations (1)	$46,793	$—	$280,000	$—	$326,793
Interest obligations on long-term debt	22,239	43,600	15,700	—	81,539
Operating lease obligations	1,493	2,128	609	71	4,301
Capital lease obligations	612	624	24	—	1,260
Purchase obligations - residential development (2)	120,371	—	—	—	120,371
Other long-term liabilities (3)	2,418	1,851	721	32,051	37,041
Total	$193,926	$48,203	$297,054	$32,122	$571,305

(1) Long-term debt obligations represent:

(i)     $46,793 outstanding under the 7.50% Notes (see Note 6, Debt, to the consolidated financial statements included in Part II of this report) due February 15, 2016;
(ii)     $200,000 outstanding under the 8.50% Senior Notes due July 1, 2019; and
(iii)     $80,000 outstanding under the 6.00% Senior Convertible Notes due July 1, 2020.

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

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements included in Part II of this report). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

The accounting policies that we deem most critical to us and involve the most difficult, subjective or complex judgments are as follows:

Revenue Recognition

Homebuilding revenue and related profit are generally recognized when title to and possession of the property are transferred to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. Concurrent with the recognition of revenues in our consolidated statements of operations and comprehensive income (loss), sales incentives in the form of price concessions on the selling price of a home are recorded as a reduction of revenues, while the cost of sales incentives in the form of free products or services to homebuyers, including option upgrades and closing cost allowances used to cover a portion of the fees and costs charged to a homebuyer, is reflected as construction and land costs.

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

Our inventories include land we are holding for future development, which is comprised of land where development activity has been suspended or has not yet begun but is expected to occur in the future. These assets held for future development are located in various submarkets where conditions do not presently support further investment or development, or are subject to a building permit moratorium or regulatory restrictions, or are portions of larger land parcels that we plan to build out over several years and/or that have not yet been entitled. We may also suspend development activity if we believe it will result in greater returns and/or maximize the economic performance of a particular community by delaying improvements for a period of time to, for instance, allow earlier phases of a long-term, multi-phase community or a neighboring community to generate sales momentum or for market conditions to improve. In some instances, we may activate or resume development activity for this inventory to accelerate sales and/or our return on investment. We have activated assets previously held for future development in certain markets as part of our strategic growth initiatives. Interest and real estate taxes are not capitalized on land held for future development or for land or communities for which construction and development activities have been idled.

 In accordance with ASC 360-10, Property, Plant and Equipment ("ASC 360-10"), we review our land and other inventories for indicators of impairment.

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

We evaluate our land and other inventories for impairment on a quarterly basis to reflect market conditions, which may include a significant oversupply of homes available for sale, higher foreclosure activity and significant competition. During the years ended December 31, 2015, 2014 and 2013 there were no significant impairment charges that related to homes completed or under construction. During 2013, we recorded impairment charges of $0.7 million related to land developed and/or held for future development or sale.

As of December 31, 2015, we had no other land and other inventories that had estimated undiscounted cash flows that were less than their carrying values. However, we can give no assurance that any future evaluations will not result in further impairments given the real estate market, the likelihood of increased competition within the age-restricted segment as conditions improve, and other factors as more fully described below.

Land and other inventories that are subject to a review for indicators of impairment include our: (i) housing communities (active adult and primary residential, including scattered lots) and (ii) land developed and/or held for future development or sale. A discussion of the factors that impact our impairment assessment for these categories follows.

Housing communities: Homebuilding activities include the development of active adult and primary residential communities and the operation of amenities. The operating results generated from active adult and primary residential communities during the years ended December 31, 2015 and 2014 include operating expenses relating to the operation of the amenities in our communities as well as divisional overhead allocated among several communities.

Our active adult and primary residential communities range from small to large master-planned communities in Florida, Arizona and the Carolinas. Several of these communities are long-term projects on land we have owned for many years. In reviewing each of our communities, we determine if potential impairment indicators exist by reviewing various factors such as actual margins on homes closed in recent months, projected margins on homes in backlog, projected margins on speculative homes, average selling prices, sales activities and local market conditions. If indicators are present, the asset is reviewed for impairment.  In determining estimated future cash flows for purposes of the impairment test, the estimated future cash flows are significantly impacted by specific community factors such as: (i) sales absorption rates; (ii) estimated sales prices and sales incentives; and (iii) estimated cost of home construction, estimated land development costs, interest costs, indirect construction and overhead costs, and selling and marketing costs. In addition, our estimated future cash flows are also impacted by general economic and local market conditions, competition from other homebuilders, foreclosures and depressed home sales in the areas in which we build and sell homes, product desirability in our local markets and the buyers’ ability to obtain mortgage financing. The build-out of our active adult residential communities generally exceeds five years. Our assumptions are based on current activity and recent trends at our active adult and primary residential communities.  There are a significant number of assumptions with respect to each analysis. Many of these assumptions extend over a significant number of years.  The substantial number of variables related to these assumptions could significantly affect the potential for future impairments.

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

We continue to opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. Under this plan, assets that meet the criteria above are classified as held for sale. During the year ended December 31, 2015, we changed our plans to sell assets that were previously classified as held for sale, or the assets no longer met the held-for-sale criteria, resulting in a reclassification of $4.1 million of land positions to land and other inventories. There was no change in the carrying value in these assets due to this reclassification. Approximately $19.8 million of assets held for sale were sold during 2014.

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

Homebuilding Cost of Revenues

Homebuilding cost of revenues includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs, capitalized interest costs, and closing costs. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made, if needed.

In determining a portion of the construction and land costs recognized for each period, we rely on project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, construction resource shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction and other factors beyond our control. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and homebuilding gross profits in a particular reporting period. To reduce the potential for this occurring, we have set forth procedures that collectively comprise a critical accounting policy. These procedures, which we have applied on a consistent basis, include assessing, updating and revising project budgets on a quarterly basis, obtaining commitments from independent subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most current information available to estimate construction and land costs to be charged to expense.

The development cycles for our communities range from under one year to in excess of ten years for certain master-planned communities. Adjustments to estimated total land acquisition and development costs for the community affects the costs of the community’s remaining lots. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.
Goodwill
We evaluate goodwill for possible impairment in accordance with ASC Topic 350, Intangibles-Goodwill and Other, on an annual basis, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We use a three step process to assess whether or not goodwill can be realized. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there would be a significant decline to the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, we will proceed to the third step where the fair value of the reporting unit will be allocated to assets and liabilities as they would in a business combination. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value calculated in the third step.
Business Combinations
The Company accounts for business combinations in accordance with ASC Topic 850, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill.

The estimated fair value of the acquired assets and assumed liabilities requires significant judgments by management which are outlined below:

Inventories: The fair value of acquired inventories largely depends on the stage of production of the acquired land and work in process inventory.  For acquired land inventory, we typically utilize, with the assistance of a third party appraiser, a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimates include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price.  For work in process inventories, we estimate the fair value based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.  For the acquisitions that we completed in the current year, we estimated a market participant would require a gross margin of 20%.

Intangible assets: The fair value of the acquired intangible assets largely depends on the nature of the intangible asset acquired.  During the years ended 2015 and 2014 we have identified intangible assets acquired in our business combinations for non-compete agreements and trade names. With the assistance of a third party valuation firm, we estimate the value of each intangible asset based on a combination of approaches.  The fair value of acquired intangible assets is largely a factor of our forecasted future results of each acquisition and is dependent on similar assumptions as those outlined above for “Inventories.”

If forecasts and estimates utilized in our purchase price allocation differ significantly from actual results in future periods, impairments of inventory, amortizable intangible assets, and goodwill could arise.

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

In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated results of operations or financial position. As of December 31, 2015, our deferred tax asset and valuation allowance was $124.5 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates and the cyclical nature of the real estate industry. A majority of the purchasers of our homes finance their purchases through third-party lenders providing mortgage financing or, to some extent, rely upon investment income. In general, housing demand is dependent on home equity, consumer savings, employment and income levels, and third-party financing and is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. The amount or value of discretionary income and savings, including retirement assets, available to home purchasers can be affected by a decline in the capital markets. Fluctuations in interest rates could adversely affect our real estate results of operations and liquidity because of the negative impact on the housing industry. Real estate developers are subject to various risks, many of which are outside their control, including real estate market conditions (both where our communities and homebuilding operations are located and in areas where our potential customers reside), changing demographic conditions, adverse weather conditions and natural disasters, such as hurricanes, tornadoes and wildfires, delays in construction schedules, cost overruns, changes in government regulations or requirements, increases in real estate taxes and other local government fees, availability and cost of land, materials and labor, and access to financing. See Note 6, Debt, and Note 14, Fair Value Disclosures, to the consolidated financial statements in included in Part II of this report. See Item 1A, Risk Factors, of this report for further discussion of risks.

Forward-Looking Statements

Certain statements discussed in Item 1, Business, Item 3, Legal Proceedings, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; competition for homebuyers, properties, financing, raw materials and skilled labor; overall market supply and demand for new homes; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; our ability to successfully integrate acquired businesses; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness and potential need for additional financing; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our ability to purchase outstanding notes upon certain fundamental changes; contingent liabilities that may affect our liquidity; development liabilities that may impose payment obligations on us; the availability of mortgage financing for homebuyers; increased regulation of the mortgage industry; changes in federal lending programs and other regulations; cancellations of home sale orders; declines in home prices in our primary regions; inflation affecting homebuilding costs; the prices and supply of building materials and skilled labor; the availability and skill of subcontractors; elimination or reduction of tax benefits associated with home ownership; warrant and construction defect claims; health and safety incidents in homebuilding activities; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected time-frames; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; our ability to recover our costs in the event of reduced home sales; dependence on our senior management; effect of our expansion efforts on our cash flows and profitability; effects of government regulation of development and homebuilding projects; rising healthcare costs; our ability to realize our deferred income tax asset; costs of environmental compliance; impact of environmental changes; dependence on digital technologies and potential interruptions; and potential dilution related to future financing activities, all as are described in Item 1A, Risk Factors, of this report. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$46,898	$180,334
Restricted cash	26,948	16,447
Land and other inventories	582,531	383,184
Receivables	7,178	2,906
Property and equipment, net	34,973	36,922
Investments in unconsolidated entities	1,172	17,991
Prepaid expenses and other assets	23,021	20,980
Assets held for sale	—	4,051
Goodwill	19,295	6,071
Total assets	$742,016	$668,886

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$33,606	$16,087
Accrued and other liabilities	38,826	28,134
Customer deposits	8,629	4,966
Estimated development liability	32,551	33,003
Notes payable	326,723	299,956
Total liabilities	440,335	382,146

Stockholders' equity
Common stock, par value $1 per share
Authorized: 50,000,000 shares
Issued: 22,444,028 shares outstanding as of December 31, 2015
22,182,972 shares outstanding as of December 31, 2014	22,444	22,183
Additional paid-in capital	399,719	396,989
Accumulated deficit	(117,463)	(129,413)
	304,700	289,759
Treasury stock, at cost, 110,874 shares as of December 31, 2015 and 2014, respectively	(3,019)	(3,019)
Total stockholders’ equity	301,681	286,740
Total liabilities and stockholders' equity	$742,016	$668,886

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	For the Year Ended
	2015	2014	2013
Revenues
Homebuilding	$498,915	$243,171	$114,973
Amenity and other	12,385	10,146	10,206
Land sales	6,466	32,596	16,303
Total revenues	517,766	285,913	141,482

Expenses
Homebuilding	468,224	233,249	111,182
Amenity and other	10,702	10,949	13,773
Land sales	823	22,003	8,111
Total real estate expenses	479,749	266,201	133,066
General and administrative expenses	16,900	15,941	15,975
Interest income and other	(154)	(447)	(2,218)
Interest expense	9,039	5,805	2,830
Total expenses	505,534	287,500	149,653
Equity in earnings (loss) from unconsolidated entities	154	(16)	(101)
Income (loss) before income taxes	12,386	(1,603)	(8,272)
Income tax expense	(436)	—	—
Net income (loss) and comprehensive income (loss)	11,950	(1,603)	(8,272)
Net income attributable to non-controlling interests in consolidated entities	—	329	1,205
Net income (loss) and comprehensive income (loss) attributable to AV Homes stockholders	$11,950	$(1,932)	$(9,477)

Reconciliation of net income (loss) to income (loss) attributable to common stockholders:
Net income (loss)	$11,950	$(1,932)	$(9,477)
Deemed dividend related to beneficial conversion feature of convertible preferred stock (Note 1)	—	—	(11,894)
Net income (loss) attributable to AV Homes common stockholders	$11,950	$(1,932)	$(21,371)

Basic and diluted income (loss) per share	$0.54	$(0.09)	$(1.34)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total AV Homes Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
Balance as of December 31, 2012	12,938,157	$12,938	$262,363	$(106,110)	(110,874)	$(3,019)	$166,172	$13,704	$179,876
Issuance of common stock	9,215,017	9,215	118,619	—	—	—	127,834	—	127,834
Issuances of restricted stock and stock units	96,372	96	(96)	—	—	—	—	—	—
Forfeiture of restricted stock	(147,833)	(148)	148	—	—	—	—	—	—
Shares repurchased to satisfy tax obligations	(4,461)	(4)	(72)	—	—	—	(76)	—	(76)
Share-based compensation	—	—	1,648	—	—	—	1,648	—	1,648
Beneficial conversion feature	—	—	11,894	(11,894)	—	—	—	—	—
Contributions from non-controlling interests	—	—	—	—	—	—	—	724	724
Net income (loss)	—	—	—	(9,477)	—	—	(9,477)	1,205	(8,272)
Balance as of December 31, 2013	22,097,252	$22,097	$394,504	$(127,481)	(110,874)	$(3,019)	$286,101	$15,633	301,734
Issuances of restricted stock and stock units	127,518	128	(128)	—	—	—	—	—	—
Forfeiture of restricted stock	(30,164)	(30)	30	—	—	—	—	—	—
Shares repurchased to satisfy tax obligations	(13,179)	(14)	(213)	—	—	—	(227)	—	(227)
Share-based compensation	—	—	2,770	—	—	—	2,770	—	2,770
Conversion of 7.50% Exchange Notes	1,545	2	26	—	—	—	28	—	28
Contributions from non-controlling interests	—	—	—	—	—	—	—	193	193
Deconsolidation of non-controlling interests	—	—	—	—	—	—	—	(15,826)	(15,826)
Net loss	—	—	—	(1,932)	—	—	(1,932)	—	(1,932)
Balance as of December 31, 2014	22,182,972	$22,183	$396,989	$(129,413)	(110,874)	$(3,019)	$286,740	$—	286,740
Issuances of restricted stock and stock units	291,075	291	(291)	—	—	—	—	—	—
Forfeiture of restricted stock	(20,973)	(21)	21	—	—	—	—	—	—
Shares repurchased to satisfy tax obligations	(9,046)	(9)	(113)	—	—	—	(122)	—	(122)
Share-based compensation	—	—	3,113	—	—	—	3,113	—	3,113
Net income	—	—	—	11,950	—	—	11,950	—	11,950
Balance as of December 31, 2015	22,444,028	$22,444	$399,719	$(117,463)	(110,874)	$(3,019)	$301,681	$—	$301,681

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended
	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss) including net income attributable to non-controlling interests	$11,950	$(1,932)	$(8,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,693	3,267	2,804
Amortization of share-based compensation	3,113	2,770	1,648
Change in fair value of contingent consideration	(116)	—	—
Impairment charges, net	—	—	(248)
Equity in loss (income) from unconsolidated entities	(154)	16	101
Loss (gain) from disposal of assets	(31)	—	36
Changes in operating assets and liabilities:
Restricted cash	(10,501)	(12,491)	726
Land and other inventories	(83,804)	(111,667)	(68,787)
Receivables, net	(3,698)	987	2,837
Income tax receivable	—	—	1,293
Assets held for sale	—	19,811	(1,213)
Prepaid expenses and other assets	1,510	398	(361)
Accounts payable, estimated development liability, and accrued and other liabilities	17,248	15,643	6,661
Customer deposits	1,813	1,789	338
NET CASH USED IN OPERATING ACTIVITIES	(58,977)	(81,409)	(62,437)

INVESTING ACTIVITIES
Investment in property and equipment	(1,209)	(1,815)	(1,023)
Proceeds from sales of property and equipment	31	12	—
Business acquisitions	(93,760)	(62,684)	—
Investment in unconsolidated entities	(2,887)	(3,644)	(111)
Return of capital from unconsolidated entities	—	33	—
NET CASH USED IN INVESTING ACTIVITIES	(97,825)	(68,098)	(1,134)

FINANCING ACTIVITIES
Proceeds from issuance of debt	79,930	200,000	—
Gross proceeds from Senior Secured Credit Facility	40,000	—	—
Debt issuance costs	(2,072)	(9,220)	—
Principal payments of notes	(53,163)	(5,446)	—
Payments of Senior Secured Credit Facility	(40,000)	—	—
Issuance of common shares	—	—	35,805
Issuance of preferred shares	—	—	92,030
Other financing activities, net	(1,329)	(220)	648
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,366	185,114	128,483

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(133,436)	35,607	64,912
Cash and cash equivalents at beginning of year	180,334	144,727	79,815
CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,898	$180,334	$144,727
Non-cash transactions:
Transfer from assets held for sale to land and other inventories and property and equipment	$4,051	$—	$13,767
Distribution of land from unconsolidated joint venture	$19,860	$13,418	$—
Beneficial conversion feature (deemed dividend)	$—	$—	$11,894
Common stock issued for conversion of preferred stock	$—	$—	$92,030

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2015

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method.  All significant intercompany accounts and transactions have been eliminated in consolidation. Beginning with our Form 10-Q for the quarter ended March 31, 2015, certain revenue and expense balances were reclassified from "Homebuilding and amenity," as well as "Other real estate," into the line item "Amenity and other" to enhance the visibility to our core homebuilding operations.

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

In connection with the Purchase Agreement, we entered into a Management Services Agreement with TPG VI Management, LLC (“TPG Management”), an affiliate of TPG Aviator, that sets forth certain financial advisory services to be provided by, and fees to be paid to, TPG Management in connection with ongoing services to us.  Pursuant to the Management Services Agreement and in exchange for certain ongoing advisory and consulting services, we agreed to pay to TPG Management a monitoring fee up to $0.5 million per year for so long as TPG and its affiliates own at least 30% of the Common Stock outstanding and also to reimburse expenses incurred by TPG Management and its affiliates to provide services or enforce its rights under the management services agreement. The monitoring fee is reduced proportionately based on TPG Aviator's board representation rights under a separate Stockholders Agreement we entered into with TPG Aviator. The monitoring fee is payable quarterly in advance and is reduced by director fees otherwise payable to the TPG Nominated Directors who are not employed by TPG Aviator or its affiliates.  For 2015 and 2014, we paid TPG Management a total of $0.4 million and $0.5 million, respectively, for the annual monitoring fee and reimbursement of expenses under the Management Services Agreement.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of December 31, 2015, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximate their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $26.9 million and $16.4 million as of December 31, 2015 and 2014, respectively.  The balance as of December 31, 2015 is comprised primarily of $25.6 million on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility (defined below). In February 2016, the interest reserve was released since it was determined that the Company was in compliance with the interest coverage ratio covenant. See Note 17, Subsequent Events, for further discussion.

Land and Other Inventories and Cost of Revenues

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

During the years ended December 31, 2015 and 2014, our impairment assessment resulted in no impairment charges related to land and other inventories. During 2013, we recorded impairment charges of $0.7 million.

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

Receivables

Receivables primarily consists of amounts in transit or due from title companies for house closings and contracts mortgage notes receivable from the sale of land.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation, which is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 years to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years.  Maintenance and operating expenses of equipment utilized in the development of land are capitalized to land inventory.  Repairs and maintenance are expensed as incurred.

Property and equipment includes the cost of amenities such as club facilities on properties owned by us. The cost of amenities includes expenditures for land acquisition, construction, land development and direct and allocated costs.  Property and equipment owned and constructed by us also includes interest cost incurred during development and construction.

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities, as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the fees due for our amenities.  For the years ended December 31, 2015 and December 31, 2014, we did not identify indicators of impairments for property and equipment. During 2013, management changed its plans to sell certain assets, resulting in the reclassification of these assets from assets held for sale to property and equipment. There was no change in the carrying value in these assets due to this reclassification.

Assets Held for Sale

We classify assets held for sale in accordance with the criteria set forth in ASC 360. We continue to opportunistically sell non-core commercial and industrial assets, as well as scattered lot positions and land assets that are in excess of our needed supply in a given market. Under this plan, assets that meet the criteria above are classified as held for sale.

During the year ended December 31, 2015, we changed our plans to sell assets that were previously classified as held for sale, or the assets no longer met the held-for-sale criteria, resulting in a reclassification of $4.1 million of land positions to land and other inventories. There was no change in the carrying value in these assets due to this reclassification.

During 2014, we sold assets held for sale with a carrying value of $20.6 million for cash proceeds of $27.2 million for a gain of $6.6 million. Included in this was the sale of a multi-family property in Arizona to a related party for $13.9 million for a gain of $2.3 million.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations and comprehensive income (loss). Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the years ended December 31, 2015 and 2014, our impairment assessments resulted in no impairment charges.

Non-Controlling Interest

In 2012, we consolidated an investment in an LLC where we were determined to be the primary beneficiary due to a related party affiliation. Therefore, the LLC's financial statements were consolidated into our financial statements and the other partner’s equity in the LLC was recorded as non-controlling interest as a component of consolidated equity.   Since June 2014, we were no longer considered the primary beneficiary of this LLC due to the discontinuation of the related party affiliation, resulting in shared power between the remaining members. For additional information, see Note 5, Investments in Unconsolidated Entities.

Business Acquisitions

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

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the years ended December 31, 2015 and 2014.

Homebuilding Revenue Recognition

In accordance with ASC 360, homebuilding revenue and related profit from the sales of housing units are recognized when title to and possession of the property are transferred to the buyer. In addition, revenues from land sales are recognized in full at closing, provided the buyer's initial and continuing investment is adequate, any financing is considered collectible and there is no significant continuing involvement.

Sales incentives

When sales incentives involve a discount on the selling price of the home, we record the discount as a reduction of revenue at the time of house closing. If the sales incentive requires us to provide a free product or service to the customer, the cost of the free product or service is recorded as cost of revenues at the time of house closing. This includes the cost related to optional upgrades and seller-paid financing costs, closing costs, homeowners’ association fees, or merchandise.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2015, 2014 and 2013, advertising costs totaled $3.0 million, $3.1 million and $2.4 million, respectively. Advertising costs, sales commissions and closing costs are included in homebuilding expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house for one to two years.  Reserves are determined based on historical data and other relevant factors.  We have, and require our subcontractors to have, general liability, property, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We may have recourse against subcontractors for certain claims relating to workmanship and materials.  Warranty reserves are included in accrued and other liabilities in the consolidated balance sheets.

During the years ended December 31, 2015, 2014 and 2013, changes in the warranty reserve consist of the following (in thousands):

	2015	2014	2013
Accrued warranty reserve, beginning of period	$1,528	$638	$549
Reserve provided	3,974	1,495	578
Payments	(2,169)	(605)	(489)
Accrued warranty reserve, end of period	$3,333	$1,528	$638

Income Taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

Share-Based Compensation

The Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended ("the Incentive Plan") and the 2015 Incentive Compensation Plan (the "2015 Plan") provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options granted under the Incentive Plan and the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of December 31, 2015, an aggregate of 590,483 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, relating to outstanding options and restricted stock units previously awarded and currently outstanding under the Incentive Plan. There were 764,182 shares available for grant under the 2015 Plan as of December 31, 2015.

Employee Benefit Plans

We have a defined contribution savings plan that covers substantially all employees.  Under this savings plan, we may contribute to the plan based upon specified percentages of employees' voluntary contributions.  We made no contributions to the plan for the years ended December 31, 2015, 2014 and 2013.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted earnings (loss) per share for the year ended December 31, 2015, did not assume the potential effect of employee stock options, the 6.00% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive. The computation of diluted loss per share for the years ended December 31, 2014 and 2013 did not assume the effect of restricted stock units, employee stock options, the 4.50% Notes, the 7.50% Notes, or the 7.50% Exchange Notes because the effects were antidilutive.

The weighted average number of shares outstanding in calculating basic earnings (loss) per share includes the issuance of 61,101 shares in 2015, 67,274 shares in 2014 and 9,272,795 shares in 2013, in connection with the vesting of restricted stock and restricted stock units each year, and stock issued in connection with the 2013 TPG Investment as described above.  Excluded from the weighted average number of shares outstanding are 332,103 shares for 2015, 127,078 shares for 2014 and 100,898 shares for 2013 associated with annual restricted stock awards that remain subject to vesting and performance requirements. See Note 10, Share-Based Payments and Other Compensation. In accordance with ASC 260, Earnings Per Share, nonvested shares are not included in basic earnings (loss) per share until the vesting and performance requirements are met.

In accordance with ASC 470-20, Debt, an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in-capital. Intrinsic value shall be calculated at the commitment date (preferred stock issuance) as the difference between the conversion price and the fair value of the common stock into which the security is convertible. The most favorable conversion price shall be used to measure the intrinsic value. The intrinsic value of the contingent beneficial conversion feature was recognized upon resolution of the contingency (shareholder approval of conversion) as a deemed dividend on the convertible preferred stock, and is added to net loss to arrive at loss attributable to common stockholders in the loss per share calculation. The deemed dividend had a $(0.75) per share effect on earnings for the year ended December 31, 2013.

The following table represents a reconciliation of the net earnings (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Year Ended
	2015	2014	2013
Numerator:
Net income (loss)	$11,950	$(1,932)	$(9,477)
Deemed dividend related to the beneficial conversion feature	—	—	(11,894)
Net income (loss) attributable to common stockholders	$11,950	$(1,932)	$(21,371)

Denominator:
Basic weighted average shares outstanding	22,010,201	21,945,491	15,935,701
Diluted weighted average shares outstanding	22,130,384	21,945,491	15,935,701

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the years ended December 31, 2015, 2014 and 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date by one year. As a result, the standard is effective for us for annual and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for us beginning January 1, 2016. We currently present deferred financing costs within other assets. Accordingly, the adoption of the new guidance will result in the reclassification of debt issuance costs as an offset to the related debt on the balance sheet, which we do not expect to be material to our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This cumulative adjustment would be reflected within the respective financial statement line items affected. The new guidance does not change what constitutes a measurement period adjustment. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We believe the adoption of this standard will not have a material effect on our consolidated financial statements.

Note 2 - Business Acquisitions

Bonterra Builders Acquisition

On July 1, 2015, we acquired substantially all of the assets and certain liabilities of Bonterra Builders, LLC (“Bonterra Builders”) for approximately $99.8 million. Part of the aggregate consideration includes a $6.0 million estimated earn-out. The actual amount of the earn-out may be more or less than the $6.0 million target amount based on the performance of the Bonterra Builders business through the end of 2016. A portion of the aggregate consideration equal to $0.8 million was held back by us at the closing as security for Bonterra Builder's indemnification and other potential obligations under the purchase agreement. Bonterra Builders acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled at the time of acquisition, Bonterra Builders significantly enhanced our position in a key growth market. The results of Bonterra Builders' operations are included in our consolidated financial statements from the acquisition date of July 1, 2015.

The Bonterra Builders acquisition was accounted for in accordance with ASC 805, Business Combinations ("ASC 805"). We recorded the acquired assets and liabilities at their estimated fair value. We determined the estimated fair values with the assistance of appraisals or valuations performed by independent third-party specialists, discounted cash flow analyses, quoted market prices where available, and estimates by management. To the extent the consideration transferred exceeded the fair value of the net assets acquired in this transaction, such excess was assigned to goodwill.

We acquired substantially all of the assets of Bonterra Builders, including all of its real estate, land acquisition agreements and permits, and certain of its leases, contracts, commitments and purchase orders. We also assumed certain liabilities of Bonterra Builders, including the liabilities and obligations relating to the acquired contracts, but excluding certain home warranty obligations relating to homes closed by Bonterra Builders prior to the acquisition.

The following table summarizes the calculation of the fair value of the total consideration transferred to Bonterra Builders and the amounts of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Calculation of purchase price consideration

Cash paid for Bonterra Builders net assets	$40,818
Contingent consideration (earn-out)	6,000
Debt repaid at closing	52,941
Total consideration	$99,759

Assets acquired and liabilities assumed
Assets
Receivables and other current assets	$574
Land and other inventories	91,632
Property and equipment	14
Trade name	1,400
Non-compete intangible asset	600
Goodwill	13,223
Total assets acquired	107,443

Liabilities
Accounts payable	5,071
Accrued and other liabilities	763
Customer deposits	1,850
Total liabilities assumed	7,684
Total net assets acquired	$99,759

Fair Value

Receivables, other current assets, property, equipment, accounts payable, accrued and other liabilities and customer deposits were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Liabilities were recorded at historical carrying values in accordance with ASC 805.

We determined the fair value of land and other inventories on a lot-by-lot basis, primarily using a combination of market comparable land transactions, where available, and discounted cash flow models using Level 3 inputs, and independent appraisals were also utilized in certain instances. These estimated cash flows are significantly impacted by estimates related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities.

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists using Level 3 inputs. The $2.0 million of acquired intangible assets relates to trade names and non-compete agreements that are being amortized over five years and three years, respectively. Amortization expense for these assets totaled $0.3 million for the year ended December 31, 2015, which is included in the consolidated statements of operations and comprehensive income (loss) within homebuilding expense.

The Company has substantially completed its business combination accounting as of December 31, 2015. For the year ended December 31, 2015, goodwill decreased by $1.7 million due to a post-closing purchase price adjustment and a revision of the valuation of the earn-out. The Company has not completed its final review of certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

Transaction and Integration Costs

Transaction and integration costs directly related to the Bonterra Builders acquisition, including legal and accounting fees, totaled $0.9 million for the year ended December 31, 2015, the majority of which are included in the consolidated statements of operations and comprehensive income (loss) within corporate general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805.

Goodwill

As of the acquisition date, goodwill included the expected economic value attributable to Bonterra Builders' assembled workforce. The acquisition provided increased scale and presence in an existing market with immediate revenue opportunities through an established backlog. We expect $7.2 million of goodwill to be deductible for tax purposes as of December 31, 2015. Goodwill related to the Bonterra Builders acquisition has been assigned to the Carolinas reporting unit.

Supplemental Pro Forma Information

The following represents the unaudited pro forma operating results as if Bonterra Builders had been included in the Company’s consolidated statements of operations and comprehensive income (loss) as of the beginning of the fiscal year presented (in thousands, except per share data):

	Year Ended December 31,
	2015	2014
Revenue	$588,533	$397,695
Net income	$17,158	$1,674

The supplemental pro forma operating results have been determined after adjusting the operating results of Bonterra Builders to reflect additional expense that would have been recorded assuming the fair value adjustments to inventory and intangible assets had been applied as of January 1, 2014. These results may not be indicative of future operating results.

The amount of revenue and net income of Bonterra Builders since the acquisition date included in the consolidated statements of operations and comprehensive income (loss) for 2015 is $92.5 million and $8.6 million, respectively.

Royal Oak Homes Acquisition

On March 13, 2014, we acquired substantially all of the assets and certain liabilities of Royal Oak Homes, LLC, a residential homebuilder based in Orlando, Florida (“Royal Oak”). In connection with the transaction, we also acquired certain land positions from an affiliate of Royal Oak. The transaction expanded our presence in Central Florida and the Poinciana market. With over 2,500 primary residential lots owned or controlled at the time of acquisition, Royal Oak enhanced our position in a key growth market. The total purchase price paid under the acquisition agreements was approximately $65.0 million in cash, which includes a potential $3.0 million payment related to an earn-out covering the financial results for 2014 and 2015. The current estimate of the total payment for the earn-out is $2.1 million, of which $1.2 million has been paid as of December 31, 2015. The results of Royal Oak are included in the Company's consolidated financial statements from the acquisition date of March 13, 2014.
We acquired $0.6 million of intangible assets in the Royal Oak transaction that relate to trade names that are being amortized over three years. Amortization expense for these assets totaled $0.2 million for the years ended December 31, 2015 and 2014, respectively, which is included in the consolidated statements of operations and comprehensive income (loss) within homebuilding expense.

Note 3 - Land and Other Inventories

Land and other inventories consist of the following (in thousands):

	December 31,
	2015	2014
Land held for future development	$21,403	$20,844
Land developed and in process of development	348,648	269,764
Homes completed or under construction	212,480	92,576
Total	$582,531	$383,184

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

The following table represents interest incurred, interest capitalized, and interest expense for 2015, 2014 and 2013 (in thousands):

	For the Year Ended
	2015	2014	2013
Interest incurred	$28,207	$18,107	$9,296
Interest capitalized	(19,168)	(12,302)	(6,466)
Interest expense	$9,039	$5,805	$2,830

Note 4 - Property and Equipment, net

As of December 31, 2015 and 2014, the property and equipment, net balance consisted of the following (in thousands):

	December 31,
	2015	2014
Land improvements	$21,966	$21,816
Building	39,209	39,050
Equipment	5,117	6,698
Motor vehicles	598	603
Furniture and fixtures	3,937	4,017
Capitalized software	2,099	1,962
Gross property and equipment	72,926	74,146
Less: accumulated depreciation	(37,953)	(37,224)
Property and equipment, net	$34,973	$36,922

As of December 31, 2015, we had $1.8 million of equipment with $0.8 million of accumulated depreciation that were financed with capital leases. The amortization of these assets is included in depreciation expense.

Note 5 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling $2.9 million, $3.6 million and $0.1 million to our unconsolidated entities during 2015, 2014 and 2013, respectively. The balance of our investments in unconsolidated entities was $1.2 million and $18.0 million as of December 31, 2015 and December 31, 2014, respectively.

In May 2012, we entered into an agreement with JEN Arizona 4, LLC to form a limited liability company, EM 646, LLC (“EM 646”).  We hold a 58.2% interest in the venture, which was organized for the purpose of acquiring, entitling, developing, and distributing specific sections of real property located in Mesa, Arizona.  The property was originally acquired in November 2012, and in April 2015 the final distribution of developed land to the partners was completed at cost. For the years ended December 31, 2015 and 2014, EM 646 distributed $19.9 million and $7.1 million, respectively, of developed land to AV Homes.

During 2014, we were no longer considered the primary beneficiary of this LLC due to a discontinuation of a related party affiliation, resulting in shared power between the remaining members. As we no longer have the power on a stand-alone basis to direct the activities of the LLC that most significantly impact the LLC’s economic performance, we deconsolidated this LLC, in accordance with ASC 810, Consolidation, and ASC 360. As this transaction involves the deconsolidation of in-substance real estate, we have accounted for the deconsolidation under ASC 360-20, Real Estate Sales. In determining whether a gain should be recognized as part of this transaction, ASC 360-20-40-10, Real Estate Sales, requires that a sufficient amount of cash be received in order to recognize a gain on transactions within the scope of ASC 360. As we did not receive any proceeds from this transaction and as there was not a culmination of an earning process, we recognized our investment in the venture at our carry over cost basis and, therefore, no gain or loss was recognized. We will reflect future earnings, contributions and distributions on an equity method basis. As of December 31, 2015 and December 31, 2014, our consolidated balance sheets included amounts related to investments in the unconsolidated EM 646 entity of $0.0 million and $15.6 million, respectively.

We and our equity partners make capital contributions to the entity and receive distributions on a pro rata basis. The obligation to make such capital contributions is governed by the entity’s operating agreement. As of December 31, 2015, this entity was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 6 - Debt

Notes payable are summarized as follows:

	December 31,
	2015	2014
7.50% Senior Convertible Notes due 2016	$46,793	$55,481
7.50% Senior Exchange Convertible Notes due 2016	—	44,475
8.50% Senior Notes due 2019	200,000	200,000
6.00% Senior Convertible Notes due 2020, net of discount	79,930	—
Senior Secured Credit Facility	—	—
Total	$326,723	$299,956

7.50% Senior Convertible Notes due 2016 and 7.50% Senior Exchange Convertible Notes due 2016

On February 4, 2011, we completed an underwritten public offering for $100.0 million aggregate principal amount of our 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”). The 7.50% Notes were governed by the Indenture and the First Supplemental Indenture, each dated February 4, 2011, between us and the trustee named therein. Interest on the 7.50% Notes was payable semi-annually in arrears in cash on February 15 and August 15 of each year.

In July 2012, we entered into exchange agreements under which we retired $44.5 million in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”).  The 7.50% Exchange Notes would have matured on February 15, 2016.  The 7.50% Exchange Notes were governed by the Indenture dated February 4, 2011 and the Second Supplemental Indenture dated July 25, 2012 between us and the trustee named therein. Interest on the 7.50% Exchange Notes was payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2013. In connection with the issuance of the 6.00% Notes (defined below), $20.5 million of 7.50% Exchange Notes and $8.7 million of 7.50% Notes were repurchased on June 23, 2015. On July 20, 2015, the remaining 7.50% Exchange Notes were redeemed, pursuant to our option to redeem such notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

On February 16, 2016, the remaining 7.50% Notes were repaid at maturity. See Note 17, Subsequent Events.

8.50% Senior Notes due 2019

On June 30, 2014, we completed an underwritten offering for $200.0 million aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Senior Notes”). The 8.50% Senior Notes mature on July 1, 2019 unless earlier converted, redeemed or repurchased. Interest on the 8.50% Senior Notes is 8.50% per year, payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015. The 8.50% Senior Notes are redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Certain of our subsidiaries are guarantors of the 8.50% Senior Notes. All of the subsidiary guarantors are 100% owned by us, and all of the guarantees are full, unconditional, and joint and several. We have no independent assets or operations, and our subsidiaries, other than the subsidiary guarantors, are minor.

6.00% Senior Convertible Notes due 2020

On June 23, 2015, we completed a private offering of $80.0 million aggregate principal amount of 6.00% Senior Convertible Notes due 2020 (the “6.00% Notes”). The 6.00% Notes were issued in exchange for $15.4 million aggregate principal amount of 7.50% Exchange Notes and $64.5 million in cash. We used $30.7 million of the net cash proceeds from the sale of the 6.00% Notes to (i) repurchase 7.50% Exchange Notes and 7.50% Notes and (ii) pay approximately $1.5 million of accrued interest (in respect of the notes being exchanged or repurchased) and premium (in respect of the notes being repurchased). The 6.00% Notes will mature on July 1, 2020 unless earlier repurchased or converted. The 6.00% Notes are governed by the Indenture dated February 4, 2011 and the Third Supplemental Indenture dated June 23, 2015 between us and the trustee named therein. The 6.00% Notes bear regular cash interest on the principal amount of each note, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2016.

The 6.00% Notes were issued pursuant a series of separate, privately negotiated note purchase agreements entered into on June 17, 2015 by us and certain qualified institutional buyers. TPG Aviator, L.P. (“TPG”) purchased $20.0 million aggregate principal amount of 6.00% Notes for $20.0 million in cash and waived its rights to purchase additional 6.00% Notes, resulting in a fully diluted beneficial ownership of approximately 43.8% of our common stock for TPG. Pursuant to the terms of the Company’s Related Person Transaction Policy, the audit committee of the Company’s board of directors reviewed and approved the terms of the 6.00% Notes and TPG’s purchase of 6.00% Notes.

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

The Senior Secured Credit Facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $105.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also includes a swing line loan facility in an aggregate principal amount of up to $30.0 million. As of December 31, 2015, we had sufficient qualified assets in the borrowing base to cover the full $105.0 million capacity and had no borrowings outstanding.

We were in compliance with all financial covenants under the Senior Secured Credit Facility as of December 31, 2015.

Maturities of notes payable as of December 31, 2015 are as follows (in thousands):

Total
2016	$46,793
2017	—
2018	—
2019	200,000
2020	79,930
Thereafter	—
Total	$326,723

We made interest payments of $24.0 million, $7.6 million, and $7.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7 - Lease Commitments

We lease the majority of our administration and sales offices under operating leases that expire at varying times through 2021. Rental expense was $0.9 million in 2015, $0.5 million in 2014 and $0.4 million in 2013.  The following table reflects lease commitments as of December 31, 2015 (in thousands):

	Payments Due By Period
	2016	2017	2018	2019	2020	Thereafter	Total
Noncancelable operating leases	$1,443	$1,289	$839	$438	$171	$71	$4,251
Capital lease obligations	612	507	117	24	—	—	1,260
Leased model homes	50	—	—	—	—	—	50
Total	$2,105	$1,796	$956	$462	$171	$71	$5,561

Note 8 - Accrued and Other Liabilities

Accrued and other liabilities are summarized as follows (in thousands):

	December 31,
	2015	2014
Accrued interest	$12,253	$11,312
Accrued compensation	5,476	4,052
Warranty reserve	3,333	1,528
Infrastructure obligations	5,799	4,671
Contingent consideration	7,083	2,404
Other	4,882	4,167
Total	$38,826	$28,134

Note 9 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Poinciana, Florida and Rio Rico, Arizona for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability as necessary to reflect changes in the estimated costs. Cash expenditures associated with these obligations were $0.5 million, $0.2 million and $0.1 million during 2015, 2014 and 2013, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $32.6 million and $33.0 million as of December 31, 2015 and 2014, respectively.

Note 10 - Share-Based Payments and Other Compensation

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

As of December 31, 2015, an aggregate of 590,483 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, relating to outstanding options and restricted stock units previously awarded and currently outstanding under the Incentive Plan. There were 764,182 shares available for grant under the 2015 Plan as of December 31, 2015.

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

Compensation expense related to the stock option, restricted stock, and restricted stock unit awards during the years ended December 31, 2015, 2014 and 2013 was $3.1 million, $2.8 million and $1.6 million, respectively. During 2015, we did not grant any stock options. During 2015, we granted 291,075 shares of restricted stock which have a weighted average grant date fair value of $9.32 per share.

As of December 31, 2015, there was $2.0 million of unrecognized compensation expense related to unvested restricted stock and restricted stock units. That expense is expected to be recognized over a weighted average period of 1.60 years.

As of December 31, 2015, there was $3.3 million of unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted average period of 0.9 years.

Under ASC 718, Stock Compensation ("ASC 718"), the fair value of awards of restricted stock and units that do not contain a specified hurdle price condition is based on the market price of our common stock on the date of grant. Under ASC 718, the fair value of restricted stock awards that contain a specified hurdle price condition is estimated on the grant date using the Monte-Carlo option valuation model. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life, expected dividend yield and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. We also used historical data to estimate forfeiture experience.

The significant weighted average assumptions used for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Dividend yield	—%	—%	—%
Volatility rate	38.00%	42.60%	52.37%-52.49%
Risk-free interest rate	1.10%	0.66%	1.66%-1.86%
Expected life (years)	2.95	2.91	6.25
Weighted average fair value of units granted	$5.95	$9.30	$8.75

A summary of the status of the stock option activity for the years ended December 31, 2015, 2014 and 2013 is presented below:

	2015		2014		2013
	Stock Options	Weighted Average Exercise Price Per Share	Stock Options	Weighted Average Exercise Price Per Share	Stock Options	Weighted Average Exercise Price Per Share
Outstanding as of beginning of year	555,036	$17.00	585,036	$16.99	110,000	$25.00
Granted	—	—	—	—	585,036	16.99
Exercised	—	—	—	—	—	—
Forfeited	(10,000)	16.80	(30,000)	16.80	(110,000)	—
Outstanding as of end of year	545,036	$17.01	555,036	$17.00	585,036	$16.99
Exercisable as of end of year	272,518	$17.01	146,259	$16.99	—	$—

The weighted average remaining contractual life of stock options outstanding as of December 31, 2015 was 7.8 years.

A summary of the restricted stock and stock units activity for the year ended December 31, 2015 is presented below:

	Restricted Stock and Stock Units		Weighted Average Grant Date Fair Value
Outstanding as of beginning of year	145,352	(1)	$16.59
Granted	291,075		9.32
Vested	(62,434)		16.93
Expired/forfeited/cancelled	(21,655)		10.95
Outstanding as of end of year	352,338		$10.87

(1) Restricted stock shares are considered legally outstanding but are not considered outstanding for accounting purposes until the vesting conditions are satisfied in accordance with authoritative accounting guidance.

Under our director deferral program, non-management directors may elect to defer up to 50% of annual retainer fees, committee fees and/or chairperson fees, for which the director is credited with a number of stock units based upon the closing price of our common stock on the due date of each payment.  The number of stock units become distributable as shares of common stock upon the earlier of a date designated by the individual director or the date of the individual’s separation from service as a director.  No stock units were distributed as shares to non-management directors during the years ended December 31, 2015, 2014 and 2013. The outstanding balance of restricted stock units under the deferral plan as of December 31, 2015, 2014 and 2013 was 50,376, 42,659 and 36,257, respectively.

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

The components of income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Current
Federal	$253	$—	$—
State	183	—	—
Total current	436	—	—

Deferred
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total income tax expense	$436	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred income tax assets:
Tax over book basis of land inventory	$15,338	$15,085
Unrecoverable land development costs	5,321	6,222
Executive incentive compensation	2,112	1,338
Net operating loss carryforward	56,768	61,128
Impairment charges	53,103	55,529
Other	4,745	4,061
Total deferred income tax assets	137,387	143,363
Valuation allowance for deferred tax assets	(124,525)	(129,862)
Net deferred income tax assets	12,862	13,501

Deferred income tax liabilities:
State tax effect of deferred tax assets	(3,139)	(3,412)
Book over tax income recognized on sale of the Ocala Property	(7,094)	(7,751)
Tax over book on 4.50% Convertible Notes	(857)	(960)
Book over tax basis of depreciable assets	(1,772)	(1,378)
Total deferred income tax liabilities	(12,862)	(13,501)
Net deferred income tax liabilities	$—	$—
As of December 31, 2015, our gross federal and state NOL carryforwards were approximately $132.7 million and $283.2 million, respectively. Federal NOL carryforwards may be used to offset future taxable income for 20 years and begin to expire in 2030. State NOL carryforwards may be used to offset future taxable income for a period of time ranging from 5 to 20 years, depending on the state, and begin to expire in 2016.

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. The Company continues to analyze all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to its deferred tax assets. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. A significant part of the evidence the Company considers is its position with respect to a three year cumulative profit or loss. This position combined with the other evidence described above has continued to support the need for a valuation allowance. We earned a profit before income taxes for the year ended December 31, 2015 and have seen significant increases in community count, new orders, and backlog. If homebuilding industry conditions and the Company’s business remain stable and additional positive evidence develops, the Company believes there could be sufficient positive evidence to support a conclusion that the Company will generate sufficient taxable income in future periods to realize its deferred tax asset, which would allow the company to significantly reduce the valuation allowance at some point during 2016.

During the years ended December 31, 2015 and 2014, we recognized a decrease of $5.3 million and $0.4 million, respectively, in the deferred tax valuation allowance against net deferred tax assets generated from the pre-tax income for the year. As of December 31, 2015, our deferred tax asset valuation allowance was $124.5 million.  In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

Any interest or penalties that have been assessed in the past have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

No additional income tax benefits were generated from the exercise of share-based compensation during 2015, 2014 and 2013.

A reconciliation of income tax expense (benefit) to the expected income tax expense (benefit) at the federal statutory rate of 35% for each of the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Income tax (benefit) expense computed at statutory rate	$4,320	$(522)	$(3,317)
State income tax (benefit) expense, net of federal benefit	1,452	823	(385)
Change in valuation allowance on deferred tax assets	(5,336)	(370)	3,699
Other	—	69	3
Income tax expense	$436	$—	$—

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal income tax examination for calendar tax years ending 2012 through 2014. Additionally, we are subject to various state income tax examinations for the 2011 through 2014 calendar tax years.

Note 12 - Commitments and Contingencies

Legal

We are involved in litigation from time to time, primarily arising in the normal course of our business. These cases are in various procedural stages. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows.

Surety bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of December 31, 2015 and 2014, we had outstanding surety bonds of approximately $30.9 million and $21.5 million, respectively. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Community Development District and Other Special Obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period during which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments.

Note 13 - Segment Information

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

The following table summarizes our information for reportable segments for the years ended December 31, 2015, 2014 and 2013, which have been recast for all periods presented to reflect the change described above (in thousands):

	For the Year Ended
	2015	2014	2013
Operating income (loss):
Florida
Revenues:
Homebuilding	$300,260	$193,218	$81,440
Amenity and other	12,385	10,140	9,786
Land sales	6,466	18,158	9,257
Total revenues	$319,111	$221,516	$100,483
Expenses:
Homebuilding	239,001	156,439	64,726
Homebuilding selling, general and administrative	38,500	24,388	14,004
Amenity and other	10,587	10,524	11,663
Land sales	823	10,316	5,369
Segment operating income	$30,200	$19,849	$4,721

Arizona
Revenues:
Homebuilding	$84,378	$48,665	$33,533
Amenity and other	—	6	420
Land sales	—	14,438	7,046
Total revenues	84,378	63,109	40,999
Expenses:
Homebuilding	71,305	41,261	27,073
Homebuilding selling, general and administrative	11,981	7,747	5,561
Amenity and other	115	425	2,110
Land sales	—	11,688	2,744
Segment operating income	$977	$1,988	$3,511

Carolinas
Revenues:
Homebuilding	$114,277	$1,288	$—
Total revenues	114,277	1,288	—
Expenses:
Homebuilding	95,232	1,183	—
Homebuilding selling, general and administrative	12,205	2,230	97
Segment operating income (loss)	$6,840	$(2,125)	$(97)

Operating income	$38,017	$19,712	$8,135

Unallocated income (expenses):
Interest income and other	154	447	2,499
Equity in earnings (loss) from unconsolidated entities	154	(16)	(101)
Corporate general and administrative expenses	(16,900)	(15,941)	(15,975)
Interest expense	(9,039)	(5,805)	(2,830)
Income (loss) before income taxes	12,386	(1,603)	(8,272)
Income tax expense	(436)	—	—
Net income attributable to non-controlling interests	—	329	1,205
Net income (loss) attributable to AV Homes	$11,950	$(1,932)	$(9,477)

	December 31,
	2015	2014
Segment assets:
Florida	$328,233	$278,091
Arizona	175,929	145,380
Carolinas	152,141	28,475
Unallocated assets	85,713	216,940
Total assets	$742,016	$668,886

•	Our businesses are conducted in the United States.

•	Identifiable assets by segment are those assets that are used in the operations of each segment.

•	No significant part of the business is dependent upon a single customer or group of customers.

•
The caption “Unallocated assets” under the table depicting the segment assets represents the following as of December 31, 2015 and 2014, respectively: cash, cash equivalents and restricted cash of $72.9 million and $196.5 million; land inventories of $0.0 million and $4.6 million; property and equipment of $1.8 million and $2.7 million; investment in and notes from unconsolidated entities of $1.2 million and $1.2 million; receivables of $0.0 million and $2.0 million; and prepaid expenses and other assets of $9.9 million and $10.1 million. None of the foregoing are directly attributable to a reportable segment in accordance with ASC 280, Segment Reporting.

•	There is no interest expense from the Florida, Arizona and Carolinas segments included in segment operating income (loss) for 2015, 2014 and 2013.

•
Included in segment operating income (loss) for 2015 is depreciation expense (including amortization of assets under capital leases) of $2.4 million, $0.0 million, $0.1 million and $0.6 million from Florida, Arizona, Carolinas and unallocated corporate general and administrative expenses, respectively.  Included in segment operating income (loss) for 2014 is depreciation expense of $2.4 million, $0.1 million, $0.0 million and $0.6 million from Florida, Arizona, Carolinas and unallocated corporate general and administrative expenses, respectively.  Included in segment operating income (loss) for 2013 is depreciation expense of $2.1 million, $0.1 million, $0.5 million and $0.6 million from Florida, Arizona, Carolinas and unallocated corporate general and administrative expenses, respectively.

•	During fiscal years 2015, 2014 and 2013, there were no impairment losses recognized.

•	Goodwill of $6.1 million and $13.2 million has been assigned to the Florida and Carolinas segments, respectively.

Note 14 - Fair Value Disclosures

ASC 820, Fair Value Measurements and Disclosures, provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The carrying value of cash and cash equivalents, restricted cash, receivables, accounts payable and Senior Secured Credit Facility approximates the fair value due to their short-term nature.

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable.

The carrying amounts and fair values of our financial instruments as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable:
7.50% Notes and 7.50% Exchange Notes	$46,793	$45,389	$99,956	$99,040
8.50% Senior Notes	200,000	199,000	200,000	193,000
6.00% Notes	79,930	75,368	—	—
Contingent consideration (earn-out)	7,083	7,083	2,404	2,404

In estimating the fair value of financial instruments, we used the following methods and assumptions:

8.50% Senior Notes, 7.50% Notes, 7.50% Exchange Notes, and 6.00% Notes: As of December 31, 2015 and December 31, 2014, the fair value of the 8.50% Senior Notes, 7.50% Notes, 7.50% Exchange Notes, and 6.00% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Contingent consideration ("earn-out"): This was first recognized as part of the purchase price paid for the Royal Oak and Bonterra Builders acquisitions in 2014 and 2015, respectively, and falls within Level 3 of the fair value hierarchy.
Valuation models were used to value the earn-outs by simulating earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions include estimated future earnings, probabilities of achievement, earnings volatility, and the discount rate.

Given a range in the discount rate from 6.8% to 11.8%, the valuation of the earn-outs could vary from $7.0 million to $7.1 million. The carrying amount of the earn-out has decreased by a net $0.2 million since inception, resulting in an offset to general and administrative expenses.

Note 15 - Unaudited Quarterly Information

Summarized quarterly financial data for 2015 and 2014 is as follows (dollars in thousands):

	2015 Quarter
	First	Second	Third	Fourth
Net revenues	$58,830	$79,389	$153,827	$225,720
Expenses	63,832	84,026	148,302	209,374
Equity earnings (losses) from unconsolidated entities	(6)	171	(5)	(6)
Income (loss) before income taxes	(5,008)	(4,466)	5,520	16,340
Less: income tax expense	—	—	—	(436)
Less: net income attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to AV Homes	$(5,008)	$(4,466)	$5,520	$15,904
Earnings (loss) per share: (1)
Basic	$(0.23)	$(0.20)	$0.25	$0.72
Diluted	$(0.23)	$(0.20)	$0.25	$0.65

	2014 Quarter
	First	Second	Third	Fourth
Net revenues	$43,865	$51,447	$86,641	$103,960
Expenses	45,499	53,694	85,958	102,349
Equity earnings (losses) from unconsolidated entities	1	(6)	(5)	(6)
Income (loss) before income taxes	(1,633)	(2,253)	678	1,605
Less: net income attributable to non-controlling interests	293	36	—	—
Net income (loss) attributable to AV Homes	$(1,926)	$(2,289)	$678	$1,605
Earnings (loss) per share: (1)
Basic and diluted	$(0.09)	$(0.10)	$0.03	$0.07

(1)
Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not be consistent with the per share amounts for the year.

Note 16 - Subsequent Events

Our Senior Secured Facility requires that we comply with certain financial covenants. One such covenant requires that if our interest coverage ratio is less than 1.50 to 1.00, we must maintain an interest reserve account with restricted cash in an amount equal to the interest we have incurred on all indebtedness during the prior 12 months. As of December 31, 2015, we had $25.6 million of cash in a restricted account to comply with this financial covenant. We submitted a compliance certificate certifying that our interest coverage ratio exceeded the 1.50 minimum, and on February 4, 2016, the interest reserve was released, removing any restrictions from that cash balance.

On February 16, 2016, our 7.50% Notes matured. We used cash on hand and borrowings under our Senior Secured Credit Facility to repay $46.8 million of principal and interest due on these notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AV Homes, Inc.
We have audited the accompanying consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AV Homes, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AV Homes, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 4, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of internal control over financial reporting of AV Homes, Inc. and its subsidiaries as of the end of the period covered by this Annual Report based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our management’s assessment of our internal control over financial reporting excluded the acquisition of Bonterra Builders LLC, which was acquired on July 1, 2015 and represents approximately 18% of total revenues for the year ended December 31, 2015 and 13% of total assets as of December 31, 2015.

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

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AV Homes, Inc.
We have audited AV Homes, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AV Homes, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bonterra Builders, LLC, which is included in the 2015 consolidated financial statements of AV Homes, Inc. and subsidiaries and constituted $98.0 million of consolidated total assets as of December 31, 2015, and $92.5 million of consolidated total revenues for the year then ended. Our audit of internal control over financial reporting of AV Homes, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Bonterra Builders, LLC.
In our opinion, AV Homes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AV Homes, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of AV Homes, Inc. and subsidiaries, and our report dated March 4, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
March 4, 2016

(c) Changes in Internal Control Over Financial Reporting

There have been no change in our internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period, except for the information regarding the executive officers of AV Homes, which information is included in Part I of this Annual Report under the heading “Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements and Schedules:

     See Item 8, Financial Statements and Supplementary Data, of this report.

(a)(2) Financial Statements Schedules:

All schedules are omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits:

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit Number	Reference	Description
2.1	*2
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
Hanover Agreement, dated March 13, 2014, by and between William S. Orosz, Jr., Hanover Land Company, LLC, Hanover Aldea Reserve, LLC, Hanover Avalon Reserve, LLC, Hanover Barrington Estates, LLC, Hanover Black Lake, LLC, Hanover Emerald Lake, LLC, Hanover Hammock Trails I, LLC, Hanover Marbella, LLC, Pines at Lake Apopka, LLC, Spring Ridge Estates, LLC, Blue Lake Estates, LLC, AVH Acquisition, LLC, and AV Homes, Inc. (filed as Exhibit 10.1 to Form 8-K dated March 13, 2014 (File No. 1-7395), and incorporated herein by reference).

2.3	*2
Asset Purchase Agreement dated June 10, 2015, among AV Homes, Inc., Bel Air Acquisition Sub, LLC, Bonterra Builders, LLC, and each of the members and beneficial owners of Bonterra Builders, LLC (filed as Exhibit 2.1 to Form 8-K dated June 10, 2015 (File No. 1-7395), and incorporated herein by reference).

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
Indenture, dated February 4, 2011, between Avatar Holdings Inc. and Wilmington Trust FSB, as Trustee (filed as Exhibit 4.1 to Form 8-K filed on February 4, 2011 (File No. 1-7395), and incorporated herein by reference).

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
Third Supplemental Indenture, dated June 23, 2015, between AV Homes, Inc. and Wilmington Trust FSB, as Trustee, in respect of 6.00% Senior Convertible Notes due 2020 (filed as Exhibit 4.2 to Form 8-K dated June 23, 2015 (File No. 1-7395), and incorporated herein by reference).

Exhibit Number	Reference	Description
4.5	*
Rights Agreement, dated as of June 19, 2013, by and between AV Homes, Inc. and Computershare Shareowner Services LLC, as Rights Agent (filed as Exhibit 4.1 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

4.6	*
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

10.3	*1	Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement) (filed as Exhibit 10.1 to Form 8-K filed on June 7, 2011 (File No. 1-7395), and incorporated herein by reference).
10.4	*1	AV Homes, Inc. 2015 Incentive Compensation Plan (filed as Appendix A to the Proxy Statement for the 2015 Annual Meeting of Stockholders (File No. 1-7355) and incorporated herein by reference).
10.5	*1	Form of Deferred Compensation Agreement for Non-Employee Director’s Fees (filed as Exhibit 10.1 to Form 8-K filed on June 17, 2005 (File No. 1-7395), and incorporated herein by reference).
10.6	*1
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
Form of Deferred Compensation Agreement for Non-Employee Director Fees - 2015 Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2015 (File No. 1-7395), and incorporated herein by reference).

10.9	*1
Form of Non-Employee Director Restricted Stock Unit Agreement for Directors under the AV Homes 2015 Incentive Compensation Plan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2015 (File No. 1-7395), and incorporated herein by reference).

10.1	*1
Form of performance-based Stock Award Agreement for executive officers (filed as Exhibit 10.1 to Form 10-Q/A for the quarter ended March 31, 2013 (File No. 1-7395), and incorporated herein by reference).

10.11	*1
Employment Agreement, dated as of February 5, 2014, by and among AV Homes, Inc. and Roger Cregg (filed as Exhibit 10.40 to Form 10-K filed on March 17, 2014 (File No. 1-7395), and incorporated herein by reference).

10.12	*1	Form of Employment Agreement for non-CEO executive officers (filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).
10.13	*1	Form of Restricted Share Award Agreement for executive officers (filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).
10.14	*1	Form of Performance Share Award Agreement for executive officers (filed as Exhibit 10.12 to Form 10-K for the year ended December 31, 2014 (File No. 1-7395), and incorporated herein by reference).
10.15	1	Form of Restricted Share Award Agreement for executive officers - 2015 Incentive Plan (filed herewith).
10.16	1	Form of Performance Share Award Agreement for executive officers - 2015 Incentive Plan (filed herewith).
10.17	*
Registration Rights Agreement, dated as of October 25, 2010, by and among Avatar Holdings Inc., JEN I, L.P. and JEN Residential LP (filed as Exhibit 10.83 to Form 10-K for the year ended December 31, 2010 (File No. 1-7395), and incorporated herein by reference).

Exhibit Number	Reference	Description
10.18	*
First Amendment, dated April 5, 2013, to Registration Rights Agreement, dated October 25, 2010 (filed as Exhibit 10.1 to Form 8-K filed on April 5, 2013 (File No. 1-7395), and incorporated herein by reference).

10.19	*
Securities Purchase Agreement, dated June 19, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.1 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.20	*
Stockholders Agreement, dated June 20, 2013, by and between AV Homes, Inc. and TPG Aviator, L.P. (filed as Exhibit 10.2 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.21	*
Management Services Agreement, dated June 20, 2013, by and between AV Homes, Inc., Avatar Properties Inc. and TPG VI Management, LLC (filed as Exhibit 10.3 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).

10.22	*	Form of Indemnification Agreement for Directors and Officers (filed as Exhibit 10.4 to Form 8-K filed on June 20, 2013 (File No. 1-7395), and incorporated herein by reference).
10.23	*
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

10.25	*	Form of Note Purchase Agreement for 6.00% Senior Convertible Notes due 2020 (filed as Exhibit 10.1 to Form 8-K dated June 17, 2015 (File No. 1-7395), and incorporated herein by reference).
12.1		Ratio of Earnings to Fixed Charges at December 31, 2015 (Filed herewith).
21		Subsidiaries of Registrant (filed herewith).
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
32.2		Certification of Principal Financial Officer required by 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) (furnished herewith).
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

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

AV HOMES, INC.

Dated:	March 4, 2016	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 4, 2016	By:	/s/ Roger A. Cregg
Roger A. Cregg, Director, President, and Chief Executive Officer (Principal Executive Officer)

Dated:	March 4, 2016	By:	/s/ Michael S. Burnett
Michael S. Burnett, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:	March 4, 2016	By:	/s/ Joshua L. Nash
Joshua L. Nash, Director and Chairman of the Board

Dated:	March 4, 2016	By:	/s/ Paul D. Barnett
Paul D. Barnett, Director

Dated:	March 4, 2016	By:	/s/ Roger W. Einiger
Roger W. Einiger, Director

Dated:	March 4, 2016	By:	/s/ Paul Hackwell
Paul Hackwell, Director

Dated:	March 4, 2016	By:	/s/ Jonathan M. Pertchik
Jonathan M. Pertchik, Director

Dated:	March 4, 2016	By:	/s/ Michael F. Profenius
Michael F. Profenius, Director

Dated:	March 4, 2016	By:	/s/ Aaron Ratner
Aaron Ratner, Director

Dated:	March 4, 2016	By:	/s/ Joel M. Simon
Joel M. Simon, Director