Form 10-Q
period 2016-03-31
AV Homes, Inc.
filed 2016-04-29
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of April 26, 2016, there were 22,648,216 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2016	2015
Assets	(unaudited)
Cash and cash equivalents	$15,574	$46,898
Restricted cash	1,283	26,948
Land and other inventories	629,780	582,531
Receivables	10,161	7,178
Property and equipment, net	34,496	34,973
Investments in unconsolidated entities	1,187	1,172
Prepaid expenses and other assets	11,241	17,144
Goodwill	19,295	19,295
Total assets	$723,017	$736,139

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$34,768	$33,606
Accrued and other liabilities	30,065	38,826
Customer deposits	12,922	8,629
Estimated development liability	32,512	32,551
Senior notes, net	309,454	320,846
Total liabilities	419,721	434,458

Stockholders' equity
Common stock, par value $1 per share	22,761	22,444
Additional paid-in capital	400,226	399,719
Accumulated deficit	(116,672)	(117,463)
	306,315	304,700
Treasury stock	(3,019)	(3,019)
Total stockholders’ equity	303,296	301,681
Total liabilities and stockholders' equity	$723,017	$736,139

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Homebuilding	$121,233	$53,349
Amenity and other	2,782	2,777
Land sales	75	2,704
Total revenues	124,090	58,830

Expenses
Homebuilding cost of revenues	98,997	44,589
Amenity and other	2,586	2,383
Land sales	16	285
Total real estate expenses	101,599	47,257

Selling, general and administrative expenses	20,384	13,380
Interest income and other	(24)	(56)
Interest expense	1,272	3,257

Income (loss) before income taxes	859	(5,008)
Income tax expense	68	—
Net income (loss) and comprehensive income (loss)	$791	$(5,008)

Basic income (loss) per share	$0.04	$(0.23)
Diluted income (loss) per share	$0.04	$(0.23)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$791	$(5,008)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,566	829
Amortization of share-based compensation	848	885
Impairment charges	161	—
Equity in loss from unconsolidated entities	6	6
Gain from disposal of assets	(11)	—
Changes in operating assets and liabilities:
Restricted cash	25,665	(4,400)
Land and other inventories	(47,410)	(39,199)
Receivables	(2,983)	(1,005)
Prepaid expenses and other assets	5,473	(23)
Accounts payable, estimated development liability, and accrued and other liabilities	(7,638)	(2,836)
Customer deposits	4,293	4,227
NET CASH USED IN OPERATING ACTIVITIES	(19,239)	(46,524)

INVESTING ACTIVITIES
Investment in property and equipment	(261)	(249)
Proceeds from sales of property and equipment	11	—
Investment in unconsolidated entities	(21)	(2,109)
NET CASH USED IN INVESTING ACTIVITIES	(271)	(2,358)

FINANCING ACTIVITIES
Gross proceeds from Senior Secured Credit Facility	35,000	—
Principal payments of notes	(46,793)	—
Other financing activities, net	(21)	(97)
NET CASH USED IN FINANCING ACTIVITIES	(11,814)	(97)

DECREASE IN CASH AND CASH EQUIVALENTS	(31,324)	(48,979)
Cash and cash equivalents at beginning of period	46,898	180,334
Cash and cash equivalents at end of period	$15,574	$131,355
Noncash transactions:
Transfer from assets held for sale to land and other inventories and property and equipment	$—	$4,051
Accrued investment in property and equipment	$—	$116

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes," “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles ("GAAP") for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes as of March 31, 2016 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

Beginning with our Form 10-Q for the quarter ended March 31, 2016, the selling, general and administrative expenses related to homebuilding previously included in Homebuilding expenses have been combined with corporate general and administrative expenses and reclassified into a separate new line item called "Selling, general and administrative expenses" to enhance the visibility to our core homebuilding operations and conform with standard industry presentation.  The selling, general and administrative expenses reclassified include commissions, other selling expenses and overhead incurred at the divisional level. For the quarter ended March 31, 2015, selling, general and administrative costs of $9.7 million that were previously presented in Homebuilding expenses are now included in Selling, general and administrative expenses. In addition, in accordance with adoption of Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, our debt issuance costs are now presented as a deduction from the corresponding debt liability.  This guidance was applied retrospectively and had the effect of reducing our Prepaid expenses and other assets and Senior notes, net balances in our consolidated balance sheets. As of December 31, 2015, unamortized deferred debt issuance costs of $5.9 million were previously presented in Prepaid expenses and other assets on the consolidated balance sheet and are now included as a reduction to Senior notes, net.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  As of March 31, 2016, our cash and cash equivalents were invested primarily in money market accounts that invest primarily in U.S. government securities.  Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.3 million and $26.9 million as of March 31, 2016 and December 31, 2015, respectively. The balance as of December 31, 2015 was comprised primarily of $25.6 million on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility (defined below). As of February 2016, the Company had achieved compliance with the interest coverage ratio covenant and the restriction on the interest reserve was released.

Land and Other Inventories and Homebuilding Cost of Revenues

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

Homebuilding cost of revenues is comprised of direct and allocated costs, including estimated future costs for the limited warranty we provide on our homes. Land acquisition, land development and other common costs are generally allocated on a relative sales value or area allocation basis to the homes or lots within the applicable community or land parcel. Land acquisition and land development costs include related interest and real estate taxes.

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

During the three months ended March 31, 2016 and 2015, our impairment assessments resulted in $0.2 million and $0.0 million of impairment charges, respectively, and are included in homebuilding cost of revenues in the consolidated statement of operations.

Receivables

Receivables primarily consist of amounts in transit or due from title companies for house closings and mortgage notes receivable from the sale of land.

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

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of potential impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the membership dues for our amenities.  For the three months ended March 31, 2016 and 2015, we did not identify indicators of impairment for property and equipment.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations and comprehensive income (loss). Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the three months ended March 31, 2016 and 2015, we did not identify indicators of impairment for our investments in unconsolidated entities.

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

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three months ended March 31, 2016 and 2015.

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

Sales Incentives

When sales incentives involve a discount on the selling price of the home, we record the discount as a reduction of revenue at the time of house closing. If the sales incentive requires us to provide a free product or service to the customer, the cost of the free product or service is recorded as homebuilding cost of revenues at the time of house closing. This includes the cost related to optional upgrades and seller-paid financing costs, closing costs, homeowners’ association fees, or merchandise.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, sales commissions and closing costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

During the three months ended March 31, 2016 and 2015, changes in the warranty reserve consisted of the following (in thousands):

	Three Months
	2016	2015
Accrued warranty reserve, beginning of period	$3,333	$1,528
Reserve provided	126	693
Payments	(532)	(710)
Accrued warranty reserve, end of period	$2,927	$1,511

Income Taxes

Income taxes have been provided for using the asset and liability method under ASC 740, Income Taxes (“ASC 740”).  The asset and liability method is used in accounting for income taxes where deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income.  In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We established a valuation allowance against our deferred tax assets in 2009 and regularly analyze all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to our deferred tax assets. This evaluation considers, among other factors, historical operating results, our three-year cumulative profit or loss position, forecasts of future profitability, and the duration of statutory carryforward periods. We earned a profit before income taxes for the year ended December 31, 2015, and pre-tax income for the first quarter of 2016 was slightly positive. Additionally, we have seen significant increases in community count, new orders, and backlog. If homebuilding industry conditions and our business remain stable and additional positive evidence develops, we believe there could be sufficient positive evidence to support a conclusion that we will generate sufficient taxable income in future periods to realize all or some portion of our deferred tax asset, which would allow us to significantly reduce the valuation allowance at some point during 2016.

During the three months ended March 31, 2016, we recognized a decrease of $0.6 million in the valuation allowance.  As of March 31, 2016, our deferred tax asset valuation allowance was $123.9 million.

Any interest or penalties assessed have been minimal and immaterial to our financial results.  In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

Share-Based Compensation

On June 3, 2015, shareholders approved and we adopted the 2015 Incentive Compensation Plan (the "2015 Plan"), which replaced the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended (the “Incentive Plan"). Each of the Incentive Plan and 2015 Plan provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes.  The exercise prices of stock options granted under the Incentive Plan or the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant.  Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of March 31, 2016, an aggregate of 590,483 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, relating to outstanding options and restricted stock units previously awarded prior to the adoption of the 2015 Plan and currently outstanding under the Incentive Plan. There were approximately 442,264 shares available for grant as of March 31, 2016 under the 2015 Plan and 24,698 shares reserved for issuance relating to restricted stock units previously awarded and currently outstanding under the 2015 Plan.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to AV Homes stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes.  The computation of diluted earnings (loss) per share for the three months ended March 31, 2016 did not assume the effect of employee stock options or the 6.00% Notes because the effects were antidilutive. The computation of diluted earnings (loss) per share for the three months ended March 31, 2015 did not assume the effect of outstanding restricted stock, restricted stock units, employee stock options, the 7.50% Senior Convertible Notes or the 7.50% Senior Convertible Exchange Notes because the effects were antidilutive.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	Three Months
	2016	2015
Numerator:
Basic and diluted net income (loss)	$791	$(5,008)

Denominator:
Basic weighted average shares outstanding	22,389,834	21,995,460
Diluted weighted average shares outstanding	22,625,896	21,995,460

Basic earnings (loss) per share	$0.04	$(0.23)
Diluted earnings (loss) per share	$0.04	$(0.23)

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the three months ended March 31, 2016 and 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets — referred to as “lessees” — to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of Accounting Standards Update 2015-03 (“ASU 2015-15”). ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have applied the provisions of ASU 2015-15 to the capitalized deferred financing costs related to our Senior Secured Credit Facility.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We have applied the provisions of ASU 2015-02 and there was no material effect on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an entity's Ability to Continue as a Going Concern ("ASU  2014-15"), which requires management to perform annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our financial statements.

Note 2 - Business Acquisitions

Bonterra Builders Acquisition

On July 1, 2015, we acquired substantially all of the assets and certain liabilities of Bonterra Builders, LLC (“Bonterra Builders”) for approximately $99.8 million, subject to customary post-closing adjustments. Part of the aggregate consideration includes a $6.0 million estimated earn-out. The actual amount of the earn-out may be more or less than the $6.0 million target amount based on the performance of the Bonterra Builders business through the end of 2016. A portion of the aggregate consideration equal to $0.8 million was held back by us at the closing as security for Bonterra Builder's indemnification and other potential obligations under the purchase agreement. Bonterra Builders acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled at the time of acquisition, Bonterra Builders significantly enhances our position in a key growth market. The results of Bonterra Builders operations are included in our consolidated financial statements from the acquisition date of July 1, 2015.

We have completed our preliminary analysis of our business combination accounting as of March 31, 2016. We have not completed our final review of certain other assets and liabilities. Final determinations of the values of other assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill. As such, we have not completed the assignment of goodwill to reporting units at this time.

Note 3 - Land and Other Inventories

Land and other inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Land held for future development	$21,417	$21,403
Land developed and in process of development	374,677	348,648
Homes completed or under construction	233,686	212,480
Total	$629,780	$582,531

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest ("ASC 835"). Homebuilding interest capitalized to cost of inventory is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of land, lots and homes that are under development or construction, excluding finished unsold homes or finished models.

The following table represents interest incurred, interest capitalized, and interest expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months
	2016	2015
Interest incurred	$6,853	$6,713
Interest capitalized	(5,581)	(3,456)
Interest expense	$1,272	$3,257

Note 4 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners typically make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling $0.0 million and $2.1 million to our unconsolidated entities during the three months ended March 31, 2016 and 2015, respectively. The balance of our investments in unconsolidated entities was $1.2 million as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, EM 646 was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 5 – Senior Notes

Our Senior Notes are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
7.50% Senior Convertible Notes due 2016	$—	$46,793
8.50% Senior Notes due 2019	200,000	200,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
Senior Secured Credit Facility	35,000	—
Total Senior Notes	315,000	326,793
Deferred debt issuance costs	(5,480)	(5,877)
Debt discount	(66)	(70)
Total Senior Notes, net	$309,454	$320,846

We made interest payments of $12.8 million and $12.3 million for the three months ended March 31, 2016 and 2015, respectively. We were in compliance with all debt covenants as of March 31, 2016 and December 31, 2015.

7.50% Senior Convertible Notes and 7.50% Senior Exchange Convertible Notes due 2016

On February 4, 2011, we completed an underwritten public offering for $100.0 million aggregate principal amount of our 7.50% Senior Convertible Notes due 2016 (the “7.50% Notes”). The maturity date of the 7.50% Notes was February 15, 2016. The 7.50% Notes were governed by the Indenture and the First Supplemental Indenture, each dated February 4, 2011, between us and the trustee named therein. Interest on the 7.50% Notes was payable semi-annually in arrears in cash on February 15 and August 15 of each year.

In July 2012, we entered into exchange agreements under which we retired $44.5 million in aggregate principal amount of our 7.50% Notes, in exchange for the issuance of $44.5 million in aggregate principal of new 7.50% Senior Exchange Convertible Notes due 2016 (“7.50% Exchange Notes”). The maturity date of the 7.50% Exchange Notes was February 15, 2016. The 7.50% Exchange Notes are governed by the Indenture dated February 4, 2011 and the Second Supplemental Indenture dated July 25, 2012 between us and the trustee named therein. Interest on the 7.50% Exchange Notes was payable semi-annually in arrears in cash on February 15 and August 15 of each year, commencing February 15, 2013. In connection with the issuance of the 6.00% Notes (defined below), $20.5 million of 7.50% Exchange Notes and $8.7 million of 7.50% Notes were repurchased on June 23, 2015. On July 20, 2015, the remaining 7.50% Exchange

Notes were redeemed, pursuant to our option to redeem such notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. On February 16, 2016, the remaining 7.50% Notes were repaid at maturity.

8.50% Senior Notes due 2019

On June 30, 2014, we completed an underwritten offering for $200.0 million aggregate principal amount of our 8.50% Senior Notes due 2019 (the “8.50% Notes”). The 8.50% Notes mature on July 1, 2019, unless earlier converted, redeemed or repurchased. Interest on the 8.50% Notes is 8.50% per year, payable semi-annually in arrears in cash on January 1 and July 1 of each year, commencing January 1, 2015. The 8.50% Notes will be redeemable at our option, in whole or in part, at any time on or after July 1, 2016, at certain redemption prices, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Certain of our subsidiaries are guarantors of the 8.50% Senior Notes. All of the subsidiary guarantors are 100% owned by us, and all of the guarantees are full, unconditional, and joint and several. We have no independent assets or operations and our subsidiaries, other than the subsidiary guarantors, are minor.

6.00% Senior Convertible Notes due 2020

On June 23, 2015, we completed a private offering of $80.0 million aggregate principal amount of 6.00% Senior Convertible Notes due 2020 (the “6.00% Notes”). The proceeds of the 6.00% Notes were used to (i) repurchase 7.50% Exchange Notes and 7.50% Notes, and (ii) pay approximately $1.5 million of accrued interest (in respect of the notes being exchanged or repurchased) and premium (in respect of the notes being repurchased). The 6.00% Notes will mature on July 1, 2020, unless earlier repurchased or converted. The 6.00% Notes are governed by the Indenture dated February 4, 2011 and the Third Supplemental Indenture dated June 23, 2015 between us and the trustee named therein. The 6.00% Notes bear regular cash interest on the principal amount of each note, payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2016.

The 6.00% Notes were issued pursuant a series of separate, privately negotiated note purchase agreements (the “Note Purchase Agreements”) entered into on June 17, 2015 by us and certain qualified institutional buyers. TPG Aviator, L.P. (“TPG”), purchased $20.0 million aggregate principal amount of the 6.00% Notes for $20.0 million in cash and waived its rights to purchase additional 6.00% Notes, resulting in a fully diluted beneficial ownership of approximately 43.8% of our common stock. Pursuant to the terms of our Related Person Transaction Policy, the audit committee of our board of directors reviewed and approved the terms of the 6.00% Notes and TPG’s purchase of 6.00% Notes.

Senior Secured Credit Facility

On April 7, 2014 we entered into a $65.0 million senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer, which became effective on June 6, 2014 (the "Senior Secured Credit Facility"). The other original lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG. Later in 2014, we increased the senior secured credit facility by $40.0 million with the addition of Citibank, N.A., and Deutsche Bank, A.G., as additional lenders.

The Senior Secured Credit Facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $105.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also includes a swing line loan facility in an aggregate principal amount of up to $30.0 million. As of March 31, 2016, we had sufficient qualified assets in the borrowing base to cover the full $105.0 million capacity and had $35.0 million borrowings outstanding.

Note 6 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Rio Rico and Poinciana for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs.  In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated costs. Cash expenditures associated with these obligations were $0.0 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $32.5 million and $32.6 million as of March 31, 2016 and December 31, 2015, respectively.

Note 7 - Commitments and Contingencies

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

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of March 31, 2016, we had outstanding surety bonds of approximately $27.7 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

Note 8 - Segment Information

Our operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision maker to evaluate performance and make operating decisions. We have identified our chief operating decision maker as our Chief Executive Officer. Our reportable segments are as follows: Florida, Arizona and the Carolinas.

The following table summarizes our information for reportable segments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months
	2016	2015
Operating income (loss):
Florida
Revenues:
Homebuilding	$66,047	$41,906
Amenity and other	2,782	2,777
Land sales	75	2,704
Total revenues	68,904	47,387
Expenses:
Homebuilding cost of revenues	51,917	34,601
Homebuilding selling, general and administrative	9,208	6,588
Amenity and other	2,554	2,345
Land sales	16	285
Segment operating income	$5,209	$3,568

Arizona
Revenues:
Homebuilding	$21,674	$9,907
Total revenues	21,674	9,907
Expenses:
Homebuilding cost of revenues	18,546	8,613
Homebuilding selling, general and administrative	3,042	2,322
Amenity and other	32	38
Segment operating income (loss)	$54	$(1,066)

Carolinas
Revenues:
Homebuilding	$33,512	$1,536
Total revenues	33,512	1,536
Expenses:
Homebuilding cost of revenues	28,534	1,375
Homebuilding selling, general and administrative	4,047	816
Segment operating income (loss)	$931	$(655)

Operating income	$6,194	$1,847

Unallocated income (expenses):
Interest income and other	24	56
Corporate general and administrative expenses	(4,087)	(3,654)
Interest expense	(1,272)	(3,257)
Income (loss) before income taxes	859	(5,008)
Income tax expense	68	—
Net income (loss)	$791	$(5,008)

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

The carrying value of cash and cash equivalents, restricted cash, receivables, and accounts payable and the Senior Secured Credit Facility approximates the fair value due to their short-term nature.

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable.

The carrying amounts and fair values of our financial liabilities as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes payable:
7.50% Notes	$—	$—	$46,793	$45,389
8.50% Notes	200,000	196,000	200,000	199,000
6.00% Notes	79,934	69,384	79,930	75,368
Senior Secured Credit Facility	35,000	35,000	—	—
Contingent consideration (earn-out)	7,083	7,083	7,083	7,083

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

7.50% Notes, 8.50% Senior Notes, and 6.00% Notes

As of March 31, 2016 and December 31, 2015, the fair value of the 7.50% Notes, the 8.50% Notes and the 6.00% Notes is estimated, based on quoted or estimated market prices.  These fall within Level 2 of the fair value hierarchy.

Contingent consideration (“earn-out”)

This was first recognized as part of the purchase price paid for the Royal Oak and Bonterra Builders acquisitions in 2014 and 2015, respectively, and falls within Level 3 of the fair value hierarchy. For the fair value as of December 31, 2015, valuation models were used to value the earn-outs by simulating earnings, applying the terms of the earn-out in each simulated path, determining the average payment in each year across all the trials of the simulation, and calculating the sum of the present values of the payments in each year. The primary inputs and key assumptions include estimated future earnings, probabilities of achievement, earnings volatility, and the discount rate.

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

For the three months ended March 31, 2016, we derived 56% of our revenues from Florida, 17% of our revenues from Arizona, and 27% of our revenues from the Carolinas.

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

As of March 31, 2016, our current selling community count included 60 locations, 26 in Florida, nine in Arizona, and 25 in the Carolinas, with additional communities in the pipeline for each area.  Our current count of communities with closings included 58 locations, 26 in Florida, eight in Arizona, and 24 in the Carolinas.

Solivita and Vitalia, our active adult communities in Central Florida; CantaMia and Encore in Arizona; and Creekside at Bethpage in Raleigh, North Carolina currently serve as our flagship communities in the active adult market.  These communities broaden our geographic footprint and product offering, and should provide us with market participation in the longer term growth of demand from the wave of Baby Boomers entering their retirement years.

We continue to invest in the primary residential market to create a more diversified portfolio that mitigates cyclical impact over time.  Through homebuilder acquisitions and by acquiring new land and lot positions, we have and continue to expand within our existing markets in Central Florida, Charlotte, Raleigh, Jacksonville and the greater Phoenix area. Replacement lot positions require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

Our business is significantly influenced by a number of factors that affect our revenues, costs and capital expenditures. In managing our business and the influence of these factors, we track several key operating metrics described below.

Key Operating Metrics

Contracts signed. Net contracts signed for a given period represents the number of contracts we have entered into with home buyers for the purchase and sale of homes, less the number of contracts that were cancelled in the same period. We consider a home sales contract cancelled when the customer terminates the contract.

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

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months
	2016	2015
Operating income (loss):
Florida
Revenues:
Homebuilding	$66,047	$41,906
Amenity and other	2,782	2,777
Land sales	75	2,704
Total revenues	68,904	47,387
Expenses:
Homebuilding cost of revenues	51,917	34,601
Homebuilding selling, general and administrative	9,208	6,588
Amenity and other	2,554	2,345
Land sales	16	285
Segment operating income	$5,209	$3,568

Arizona
Revenues:
Homebuilding	$21,674	$9,907
Total revenues	21,674	9,907
Expenses:
Homebuilding cost of revenues	18,546	8,613
Homebuilding selling, general and administrative	3,042	2,322
Amenity and other	32	38
Segment operating income (loss)	$54	$(1,066)

Carolinas
Revenues:
Homebuilding	$33,512	$1,536
Total revenues	33,512	1,536
Expenses:
Homebuilding cost of revenues	28,534	1,375
Homebuilding selling, general and administrative	4,047	816
Segment operating income (loss)	$931	$(655)

Operating income	$6,194	$1,847

Unallocated income (expenses):
Interest income and other	24	56
Corporate general and administrative expenses	(4,087)	(3,654)
Interest expense	(1,272)	(3,257)
Income (loss) before income taxes	859	(5,008)
Income tax expense	68	—
Net income (loss)	$791	$(5,008)

Data from closings for the Florida, Arizona and the Carolinas segments for the three months ended March 31, 2016 and 2015 is summarized as follows (dollars in thousands):

			Average
	Number		Price
For the three months ended March 31,	of Units	Revenues	Per Unit
2016
Florida	251	$66,047	$263
Arizona	81	21,674	268
Carolinas	96	33,512	349
Total	428	$121,233	283

2015
Florida	169	$41,906	$248
Arizona	39	9,907	254
Carolinas	5	1,536	307
Total	213	$53,349	250

First Quarter 2016 Highlights

During the first quarter of 2016, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the increase in the number of homes sold and closed, and (iv) the profitable sale of non-core asset positions.

Three Months Ended March 31, 2016 and 2015

Consolidated Results

Overall revenue increased by $65.3 million or 110.9% to $124.1 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was comprised of homebuilding revenue, which increased by $67.9 million or 127.2% compared to the same period of 2015, partially offset by a decrease in land sales revenue of $2.6 million. The increase in homebuilding revenue was driven by a 100.9% increase in units closed and a 13.2% increase in the average sales price for homes closed. The decrease in land sales is primarily due to non-recurring sales of non-core assets in Florida in 2015. Land sales are highly variable from quarter to quarter and large fluctuations may occur. The gain on land sales during the three months ended March 31, 2016 was $0.1 million compared to $2.4 million during the same period in 2015.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $67.9 million or 127.2% to $121.2 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a 100.9% increase in units closed and a 13.2% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue increased $24.1 million or 57.6% for the three months ended March 31, 2016 compared to the same period in 2015 driven by a 48.5% increase in units closed due to an increase in the number of communities in which we had closings from 20 to 26. In the Arizona segment, revenues increased $11.8 million or 118.8% for the three months ended March 31, 2016 compared to the same period in 2015 driven by a 107.7% increase in units closed due to an increase in the number of communities in which we had closings from six to eight, including the addition of Encore at Eastmark, our new active adult community.  In the Carolinas segment, revenues increased by $32.0 million for the three months ended March 31, 2016 compared to the 2015 due to an increase in the number of communities in which we had closings from four to 24, primarily as a result of the Bonterra Builders acquisition. Additionally, the average selling prices increased 6.0%, 5.5% and 13.7% for the Florida, Arizona and Carolinas segments, respectively.

Gross margin from combined home closings increased by 190 basis points to 18.3% from 16.4% for the three months ended March 31, 2016 compared to the same period in 2015. Gross margin from the Florida segment increased by 400 basis points to 21.4% from 17.4% for the three months ended March 31, 2016 compared to the same period in

2015, primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Arizona segment increased by 130 basis points to 14.4% from 13.1% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the addition of higher margin communities and selective price increases driving improvements in margins. Gross margin from the Carolinas segment increased by 440 basis points to 14.9% from 10.5% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the acquisition of Bonterra Builders. Capitalized interest included in cost of sales for the Florida, Arizona and the Carolinas segments was $1.5 million, $0.8 million and $0.8 million, respectively, for the three months ended March 31, 2016 and was $0.9 million, $0.3 million and $0.0 million, respectively, for the same period in 2015.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 13.4% for the three months ended March 31, 2016 from 18.2% for the same period in 2015 as we were able to continue to leverage the cost base over our increased revenues, primarily driven by the Bonterra Builders acquisition. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 13.9% for the three months ended March 31, 2016 compared to 15.7% for the three months ended March 31, 2015. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment improved to 14.0% for the three months ended March 31, 2016 compared to 23.4% for the three months ended March 31, 2015 primarily due to the cost leverage achieved from the doubling of revenue from last year. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment improved to 12.1% for the three months ended March 31, 2016 compared to 53.1% for the three months ended March 31, 2015 due to the significant increase in revenue primarily from the acquisition of Bonterra Builders.

Corporate general and administrative expenses increased by $0.4 million to $4.1 million for the three months ended March 31, 2016 compared to the same period in 2015. As a percentage of total revenue, corporate general and administrative expenses improved to 3.3% for the three months ended March 31, 2016 compared to 6.2% for the same period in 2015. The decrease as a percentage of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense decreased to $1.3 million for the three months ended March 31, 2016 compared to $3.3 million in the same period in 2015. The decrease in interest expense is primarily attributable to an increase in capitalized interest due to an expansion of inventory under development in 2016 as compared to 2015. Interest costs incurred, prior to capitalization, also increased to $6.9 million for the first three months of 2016 from $6.7 million in the same period of 2015 due to the amount outstanding under the Senior Secured Credit Facility during 2016.

Net income for the three months ended March 31, 2016 was $0.8 million or $0.04 per diluted share compared to a net loss of $5.0 million or ($0.23) per diluted share for the three months ended March 31, 2015.  The increase in net income for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to (i) the higher volume of closings and increases in average selling price, driving leverage in our cost base, and (ii) improved gross margins, partially offset by a decrease of $2.4 million in land sale gains.

Data from contracts signed for the Florida, Arizona and the Carolinas segments for the three months ended March 31, 2016 and 2015 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the three months ended March 31,	Signed	Cancellations	Cancellations	Value	Unit
2016
Florida	444	(64)	380	$105,695	$278
Arizona	169	(41)	128	39,315	307
Carolinas	187	(13)	174	64,927	373
Total	800	(118)	682	$209,937	308

2015
Florida	423	(60)	363	$95,595	$263
Arizona	120	(12)	108	30,588	283
Carolinas	19	(5)	14	4,356	311
Total	562	(77)	485	$130,539	269

The total number of net housing contracts signed during the three months ended March 31, 2016 compared to the same period in 2015 increased by 197 or 40.6%. The dollar value of housing contracts signed increased by $79.4 million or 60.8% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the three months ended March 31, 2016 increased by 17 or 4.7%, while the dollar value of housing contracts signed increased by $10.1 million or 10.6%, due to an increase in the number of selling communities from 22 to 26. The number of net housing contracts signed for the Arizona segment during the three months ended March 31, 2016 increased by 20 or 18.5%, while the dollar value of housing contracts signed increased by $8.7 million or 28.5%, due to an increase in the number of selling communities from eight to nine and higher volume from existing communities that were newly opened last year. The number of net housing contracts signed for the Carolinas segment during the three months ended March 31, 2016 increased by 160, while the dollar value of housing contracts signed increased by $60.6 million, due to an increase in the number of selling communities from six to 25, primarily as a result of the Bonterra Builders acquisition. The overall increase reflects an increase in the number of selling communities from 36 to 60 as well as higher average selling prices.

The cancellation rate for the three months ended March 31, 2016 increased to 14.8% from 13.7% three months ended March 31, 2016 and 2015. The cancellation rate in the Florida segment remained steady at 14.4% for three months ended March 31, 2016. The cancellation rate in the Arizona segment increased to 24.3% for three months ended March 31, 2016 from 10.0% for three months ended March 31, 2015, primarily attributable to lot transfers within existing communities. The cancellation rate in the Carolinas segment for three months ended March 31, 2016 was 7.0% compared to 26.3% for three months ended March 31, 2015 due to the addition of Bonterra Builders communities, which focus on move-up buyers who typically have a lower cancellation rate.

Backlog for the Florida, Arizona and the Carolinas segments as of March 31, 2016 and 2015 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of March 31,	of Units	Volume	Per Unit
2016
Florida	545	$156,464	$287
Arizona	280	90,170	322
Carolinas	228	88,177	387
Total	1,053	$334,811	318

2015
Florida	467	$125,474	$269
Arizona	121	34,465	285
Carolinas	15	4,763	318
Total	603	$164,702	273

The backlog of housing contracts as of March 31, 2016 compared to March 31, 2015 increased by 450 or 74.6%, and the dollar value of backlog increased by $170.1 million or 103.2% over the same period. The increase in units of backlog was driven by increased sales due to higher community counts in all segments, as well as increases in the average price per unit sold due to price increases and the sales mix of product sold. The backlog of housing contracts in the Florida segment as of March 31, 2016 compared to March 31, 2015 increased by 78 or 16.7%, and the dollar value increased by $31.0 million or 24.7% over the same period, driven by the increase in selling communities from 22 to 26. The backlog of housing contracts in the Arizona segment as of March 31, 2016 compared to March 31, 2015 increased by 159 or 131.4%, and the dollar value increased by $55.7 million or 161.6% over the same period, driven by an increase in the number of selling communities from eight to nine, higher volume from existing communities that were newly opened last year, and a 13% increase in average selling price.  The backlog of housing contracts in the Carolinas segment as of March 31, 2016 compared to March 31, 2015 increased by 213 and the dollar value increased by $83.4 million over the same period, driven by the increase in selling communities from six to 25, primarily as a result of the Bonterra Builders acquisition.

As of March 31, 2016, our inventory of unsold (speculative) homes, both completed and under construction, was 341 units, as compared to 254 units as of March 31, 2015. As of March 31, 2016, approximately 36% of unsold homes were completed compared to approximately 43% as of March 31, 2015. The increase in speculative homes is consistent with the growth in the number of communities.

The following is a breakdown of our land holdings as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
				Total		Partially		Total
		Partially		Remaining	Developed	Developed		Remaining
	Developed	Developed	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	688	141	5,898	6,727	737	143	5,898	6,778
Primary residential	2,066	792	906	3,764	2,111	637	1,040	3,788
	2,754	933	6,804	10,491	2,848	780	6,938	10,566
Arizona
Active adult	693	935	452	2,080	432	1,238	452	2,122
Primary residential	511	—	345	856	550	—	345	895
	1,204	935	797	2,936	982	1,238	797	3,017
Carolinas
Active adult	135	79	408	622	148	79	408	635
Primary residential	638	765	452	1,855	533	886	478	1,897
	773	844	860	2,477	681	965	886	2,532
Total principal communities	4,731	2,712	8,461	15,904	4,511	2,983	8,621	16,115

(1)	Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land, approximately 5,600 acres of unplatted scattered mixed-use land, and 690 platted scattered lots.

Income Taxes

Income taxes have been provided for using the asset and liability method under ASC 740, Income Taxes (“ASC 740”).  The asset and liability method is used in accounting for income taxes where deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income.  In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We established a valuation allowance against our deferred tax assets in 2009 and regularly analyze all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to our deferred tax assets. This evaluation considers, among other factors, historical operating results, our three-year cumulative profit or loss position, forecasts of future profitability, and the duration of statutory carryforward periods. We earned a profit before income taxes for the year ended December 31, 2015, and pre-tax income for the first quarter of 2016 was slightly positive. Additionally, we have seen significant increases in community count, new orders, and backlog. If homebuilding industry conditions and our business remain stable and additional positive evidence develops, we believe there could be sufficient positive evidence to support a conclusion that we will generate sufficient taxable income in future periods to realize all or some portion of our deferred tax asset, which would allow us to significantly reduce the valuation allowance at some point during 2016.

During the three months ended March 31, 2016, we recognized a decrease of $0.6 million in the valuation allowance.  As of March 31, 2016, our deferred tax asset valuation allowance was $123.9 million.

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

Cash Flows

As of March 31, 2016, our cash and cash equivalents totaled $15.6 million compared to $46.9 million as of December 31, 2015.  As of March 31, 2016, total consolidated indebtedness was $315.0 million compared to $326.8 million as of December 31, 2015. The decrease in cash and cash equivalents as of March 31, 2016 is primarily due to the purchase and development of land and the increase in homes under construction due to higher sales and the redemption of the 7.50% Notes. Additionally, as of March 31, 2016, we had $1.3 million in restricted cash as compared to $26.9 million in restricted cash as of December 31, 2015 which was comprised primarily of cash on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility. We were in compliance with all debt covenants as of March 31, 2016 and December 31, 2015.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the three months ended March 31, 2016, net cash used in operating activities was $19.2 million.  The operating cash outflow was primarily due to the increase in land and other inventories of $47.4 million and decrease in accrued liabilities of $7.6 million.  Using the proceeds from our 8.50% Notes issued in June 2014 and our 6.00% Notes issued in June 2015, we purchased land and lots, including through the acquisition of the Bonterra Builders business, for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our home sales.  These outflows were partially offset by a decrease in restricted cash of $25.7 million related to the release of the interest reserve requirement for our Senior Secured Credit Facility. Net cash used in investing activities was $0.3 million primarily due to the purchase of property and equipment. Net cash used in financing activities was $11.8 million, primarily due to the repayment of the 7.50% Notes at maturity, partially offset by a draw of $35.0 million on the Senior Secured Credit Facility during the first quarter of 2016.

For the three months ended March 31, 2015, net cash used in operating activities was $46.5 million. The operating cash outflow was primarily due to the net loss of $5.0 million, the increase in land and other inventories of $39.2 million, and an increase in restricted cash of $4.4 million related to a covenant requirement in our Senior Secured

Credit Facility. Using the proceeds from our 8.50% Notes issued in June 2014, we purchased land and lots for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our home sales. These outflows were partially offset by cash inflow of $4.2 million from increased customer deposits. Net cash used in investing activities amounted to $2.4 million primarily due to investments in a joint venture in our Arizona segment. Net cash used in financing activities was $0.1 million.

Off Balance Sheet Arrangements

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities.  As of March 31, 2016, we had outstanding performance bonds of approximately $27.7 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and the Senior Secured Credit Facility will provide sufficient liquidity to fund our business for the next 12 months.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during the three months ended March 31, 2016. For additional information regarding AV Homes' critical accounting policies, refer to Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.

Special notes concerning forward-looking statements

Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; increases in interest rates and availability of mortgage financing; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness and potential need for additional financing; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our ability to purchase outstanding notes upon certain fundamental changes; our ability to obtain letters of credit and surety bonds; cancellations of home sale orders; competition for home buyers, properties, financing, raw materials and skilled labor; declines in home prices in our primary regions; inflation affecting homebuilding costs or deflation affecting declines in spending and borrowing levels; the prices and supply of building materials and skilled labor; the availability and skill of subcontractors; elimination or reduction of tax benefits associated with home ownership; warranty and construction defect claims; health and safety incidents in homebuilding activities; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; overall market supply and demand for new homes; our ability to recover our costs in the event of reduced home sales; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; dependence on our senior management; effect of our expansion efforts on our cash flows and profitability; effects of government regulation of development and homebuilding projects; raising healthcare costs; development liabilities that may impose payment obligations on us; our ability to realize our deferred income tax asset; costs of environmental compliance; impact of environmental changes; dependence on digital technologies and potential interruptions; future sales or dilution of our equity; impairment of intangible assets; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2015. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the three months ended March 31, 2016. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended March 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

2.1	*1

Asset Purchase Agreement, dated June 10, 2015, among AV Homes, Inc., Bel Air Acquisition Sub, LLC, Bonterra Builders, LLC, and each of the members and beneficial owners of Bonterra Builders, LLC (filed as Exhibit 2.1 to Form 8-K dated June 10, 2015 (File No. 1-7395), and incorporated herein by reference).

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

4.3	*

Senior Notes Indenture, dated June 30, 2014, by and among AV Homes, Inc., certain subsidiaries of AV Homes, Inc. and Wilmington Trust, National Association, as Trustee, in respect of 8.50% Senior Notes due 2016 (filed as Exhibit 4.1 to Form 8-K dated July 1, 2014 (File No. 1-7395), and incorporated herein by reference).

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

*These exhibits are incorporated by reference and are on file with the Securities and Exchange Commission.

1)	Excludes exhibits and schedules, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AV HOMES, INC.

Date:	April 29, 2016	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2016	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)