Form 10-Q
period 2016-06-30
AV Homes, Inc.
filed 2016-07-29
CIK 39677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

As of July 22, 2016, there were 22,664,438 shares of common stock, $1.00 par value, issued and outstanding.

AV HOMES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2016	2015
Assets	(unaudited)
Cash and cash equivalents	$23,096	$46,898
Restricted cash	1,092	26,948
Land and other inventories	636,284	582,531
Receivables	5,711	7,178
Property and equipment, net	33,835	34,973
Investments in unconsolidated entities	1,182	1,172
Prepaid expenses and other assets	14,255	17,144
Deferred tax assets, net	110,192	—
Goodwill	19,285	19,295
Total assets	$844,932	$736,139

Liabilities and Stockholders' Equity

Liabilities
Accounts payable	$34,097	$33,606
Accrued and other liabilities	32,870	38,826
Customer deposits	14,136	8,629
Estimated development liability	32,436	32,551
Senior notes, net	309,856	320,846
Total liabilities	423,395	434,458

Stockholders' equity
Common stock, par value $1 per share	22,782	22,444
Additional paid-in capital	401,085	399,719
Accumulated earnings (deficit)	689	(117,463)
	424,556	304,700
Treasury stock	(3,019)	(3,019)
Total stockholders’ equity	421,537	301,681
Total liabilities and stockholders' equity	$844,932	$736,139

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Homebuilding	$184,605	$75,902	$305,838	$129,251
Amenity and other	2,737	2,727	5,519	5,504
Land sales	754	760	829	3,464
Total revenues	188,096	79,389	312,186	138,219

Expenses
Homebuilding cost of revenues	151,382	63,232	250,379	107,822
Amenity and other	2,370	2,430	4,956	4,813
Land sales	374	98	390	383
Total real estate expenses	154,126	65,760	255,725	113,018

Selling, general and administrative expenses	25,771	15,922	46,155	29,301
Interest and other expense (income)	23	(233)	(1)	(289)
Interest expense	880	2,406	2,152	5,663

Income (loss) before income taxes	7,296	(4,466)	8,155	(9,474)
Income tax benefit	(110,065)	—	(109,997)	—
Net income (loss) and comprehensive income (loss)	$117,361	$(4,466)	$118,152	$(9,474)

Basic income (loss) per share	$5.24	$(0.20)	$5.28	$(0.43)
Diluted income (loss) per share	$4.45	$(0.20)	$4.53	$(0.43)

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss) including net income attributable to non-controlling interests	$118,152	$(9,474)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,109	1,799
Amortization of share-based compensation	1,728	1,698
Impairment charges	228	—
Equity in loss (income) from unconsolidated entities	11	(165)
Loss (gain) from disposal of assets	2	(31)
Deferred income taxes, net	(110,192)	—
Changes in operating assets and liabilities:
Restricted cash	25,856	(8,728)
Land and other inventories	(53,981)	(89,816)
Receivables	1,467	(350)
Prepaid expenses and other assets	1,969	(1,151)
Accounts payable, estimated development liability, and accrued and other liabilities	(1,320)	2,310
Customer deposits	5,507	5,916
NET CASH USED IN OPERATING ACTIVITIES	(7,464)	(97,992)

INVESTING ACTIVITIES
Investment in property and equipment	(269)	(906)
Proceeds from sales of property and equipment	11	31
Business acquisitions	10	—
Investment in unconsolidated entities	(20)	(2,882)
NET CASH USED IN INVESTING ACTIVITIES	(268)	(3,757)

FINANCING ACTIVITIES
Proceeds from issuance of debt	35,000	79,872
Debt issuance costs	—	(526)
Principal payments of notes	(46,793)	(44,617)
Contingent consideration and other financing activities	(4,277)	(40)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(16,070)	34,689

DECREASE IN CASH AND CASH EQUIVALENTS	(23,802)	(67,060)
Cash and cash equivalents at beginning of year	46,898	180,334
CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,096	$113,274
Non-cash transactions:
Transfer from assets held for sale to land and other inventories and property and equipment	$—	$4,051
Accrued debt issuance costs	$—	$1,400
Distribution of land from unconsolidated joint venture	$—	$19,093

See notes to consolidated financial statements.

AV HOMES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of AV Homes, Inc. and all subsidiaries, partnerships and other entities in which AV Homes, Inc. (“AV Homes,” “we,” “us,” “our,” or “the Company”) has a controlling interest. Our investments in unconsolidated entities in which we have less than a controlling interest are accounted for using the equity method. The interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S generally accepted accounting principles (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of AV Homes as of June 30, 2016 and for all periods presented. These statements should be read in conjunction with our consolidated financial statements and notes thereto included in AV Homes' Annual Report on Form 10-K for the year ended December 31, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

Beginning with our Form 10-Q for the quarter ended March 31, 2016, the selling, general and administrative expenses related to homebuilding previously included in Homebuilding expenses have been combined with corporate general and administrative expenses and reclassified into a separate new line item called “Selling, general and administrative expenses” to enhance the visibility to our core homebuilding operations and conform with standard industry presentation. The selling, general and administrative expenses reclassified include commissions, other selling expenses and overhead incurred at the divisional level. For the three and six months ended June 30, 2015, selling, general and administrative costs of $11.6 million and $21.4 million, respectively, were previously presented in Homebuilding expenses are now included in selling, general and administrative expenses. In addition, in accordance with adoption of Accounting Standards Update No. 2015-03, Interest-Imputation of Interest, our debt issuance costs are now presented as a deduction from the corresponding debt liability. This guidance was applied retrospectively and had the effect of reducing our prepaid expenses and other assets and senior notes, net balances in our consolidated balance sheets. As of December 31, 2015, unamortized deferred debt issuance costs of $5.9 million were previously presented in prepaid expenses and other assets on the consolidated balance sheet and are now included as a reduction to senior notes, net.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. As of June 30, 2016, our cash and cash equivalents were primarily available funds on deposit at financial institutions. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximates their fair values.

Our cash items that are restricted as to withdrawal or usage include deposits of $1.1 million and $26.9 million as of June 30, 2016 and December 31, 2015, respectively. The balance as of December 31, 2015 was comprised primarily of $25.6 million on deposit as a reserve to comply with a covenant in our Senior Secured Credit Facility (defined below). As of June 30, 2016, the Company was above the specified thresholds requiring the reserve.

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

Land and other inventories are stated at cost unless the asset is determined to be impaired, in which case the asset is written to its fair value, in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”).

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

We evaluate our land and other inventories for impairment on a quarterly basis in accordance with ASC 360 to reflect market conditions, including a market-by-market consideration of supply of new and resale homes for sale, level of foreclosure activity and competition. For assets held and used, if indicators are present, we perform an impairment test in which the asset is reviewed for impairment by comparing the estimated future undiscounted cash flows to be generated by the asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value is written down to its estimated fair value. Generally, fair value is determined by discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the asset and related estimated cash flow streams. The discount rate used in the determination of fair value would vary, depending on the state of development. Assumptions and estimates used in the determination of the estimated future cash flows are based on expectations of future operations and economic conditions and certain factors described below. Changes to these assumptions could significantly affect the estimates of future cash flows, which could affect the potential for future impairments. Due to the uncertainties of the estimation process, actual results could differ significantly from such estimates.

During the three and six months ended June 30, 2016, our impairment assessments resulted in less than $0.1 million and $0.2 million of impairment charges, respectively, and are included in homebuilding cost of revenues in the consolidated statements of operations. During the three and six months ended June 30, 2015, our impairment assessments resulted in no impairment charges.

Receivables

Receivables primarily consist of amounts in transit or due from title companies for house closings.

Property and Equipment, net

Property and equipment, net are stated at cost and depreciation is computed by the straight-line method over the following estimated useful lives of the assets: land improvements 10 to 25 years; buildings and improvements 8 to 39 years; and machinery, equipment and fixtures 3 to 7 years. Expenses for equipment utilized in the development of land are capitalized to land inventory while ordinary repairs and maintenance are expensed as incurred.

Property and equipment, net includes certain amenities such as club facilities on properties owned by us. These amenities include expenditures for land acquisition, land development, construction, and direct and allocated costs, including interest cost incurred during development and construction.

Each reporting period, we review our property and equipment for indicators of impairment in accordance with ASC 360. For our amenities, which are located within our housing communities, indicators of impairment are similar to those of our housing communities (described above), as these factors may impact our ability to generate revenues at our amenities or cause construction costs to increase. In addition, we factor in the collectability and potential delinquency of the membership dues for our amenities. For the three and six months ended June 30, 2016 and 2015, we did not identify indicators of impairment for property and equipment.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the consolidated statements of operations and comprehensive income (loss). Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. During the three and six months ended June 30, 2016 and 2015, we did not identify indicators of impairment for our investments in unconsolidated entities.

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

Goodwill

Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. There were no indicators of impairment during the three and six months ended June 30, 2016 and 2015.

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

Warranty Costs

Warranty reserves for houses are established to cover estimated costs for materials and labor with regard to warranty-type claims to be incurred subsequent to the closing of a house. Reserves are determined based on historical data and other relevant factors. We have, and require our subcontractors to have, general liability, property, workers’ compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We may have recourse against subcontractors for certain claims relating to workmanship and materials. Warranty reserves are included in accrued and other liabilities in the accompanying consolidated balance sheets.

During the three and six months ended June 30, 2016 and 2015, changes in the warranty reserve consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Accrued warranty reserve, beginning of period	$2,927	$1,511	$3,333	$1,528
Reserve provided	1,362	764	1,487	1,136
Payments	(708)	(508)	(1,239)	(897)
Accrued warranty reserve, end of period	$3,581	$1,767	$3,581	$1,767

Income Taxes

Our income tax benefit for the three and six months ended June 30, 2016 was $110.1 million and $110.0 million, respectively, compared to income tax expense of $0.0 million for each of the three and six months ended June 30, 2015. The income tax benefit in the current year periods is due primarily to a $112.9 million reduction of our deferred tax asset valuation allowance in the current quarter. Our effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance related to our deferred tax assets. Due to the impact of the changes in the valuation allowance, our effective tax rates in 2016 and 2015 are not correlated to the amount of our income or loss before income taxes.

Income taxes have been provided for using the asset and liability method under ASC 740, Income Taxes (“ASC 740”). The asset and liability method is used in accounting for income taxes where deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We established a full valuation allowance against our deferred tax assets beginning in 2009 and regularly analyzed all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to our deferred tax assets. This evaluation considered, among other factors, historical operating results, our three-year cumulative profit or loss position, forecasts of future profitability, and the duration of statutory carryforward periods.

From 2007 to 2014, we generated significant deferred tax assets primarily from asset impairments and reduced operational profitability. As of June 30, 2016 and December 31, 2015, we had net deferred tax assets of $121.2 million and $124.5 million, respectively. The December 31, 2015 net deferred tax asset was offset by a valuation allowance of $124.5 million. During the three months ended June 30, 2016, we evaluated both positive and negative evidence and determined it was “more likely than not” that our federal deferred tax assets and our state deferred tax assets will be realized. Accordingly, we reversed $112.9 million of valuation allowance during the three months ended June 30, 2016. This reversal is reflected in our income tax benefit in the accompanying consolidated statements of operations. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Our income tax benefit for June 30, 2016 includes $2.7 million of this reversal. The remaining valuation allowance of $11.0 million is expected to be reversed over the third and fourth quarters of 2016.

The principal positive evidence that led to the reversal of the valuation allowance during this quarter includes the following:

•

Achievement and sustained growth of our three-year cumulative pre-tax profit. During the fourth quarter of 2015, we emerged from our three-year cumulative pre-tax loss position, producing a nominal cumulative pre-tax profit. This cumulative pre-tax profit increased to $20.1 million by the quarter ended June 30, 2016.

•

Pre-tax income in six of the last eight quarters, including four consecutive quarters of pre-tax income through June 30, 2016. Beginning with the quarter ended September 30, 2015, we reported pre-tax income consistently through the quarter ended June 30, 2016. The pre-tax income in the four consecutive quarter period totaled $30.0 million.

•

Significant pre-tax income through 2016. The pre-tax income reported for the three months ended March 31, 2016 and June 30, 2016 of $0.9 million and $7.3 million, respectively, and the increased backlog of sold homes that are expected to close in the second half of 2016 supports the expected increased level of profitability for the full year.

•

Continued improvements in 2016 over recent years in other key operating metrics, including revenue growth and selling, general and administrative expense (“SG&A”) margin, with relatively consistent gross margins. Homebuilding revenue has increased from $115 million for the year ended December 31, 2013 to $499 million for the year ended December 31, 2015. SG&A as a percentage of homebuilding revenue has decreased from 30.9% to 16.0% in that same time period, while gross margins have remained between 18% and 20%. In addition, SG&A as a percentage of homebuilding revenue has decreased to 15.1% for the six months ended June 30, 2016.

•

Evidence that conditions in the U.S. economy, and specifically the U.S. housing industry, continue to be favorable and our belief that conditions will continue to be favorable over the long-term. The pace of construction remains higher than a year ago as the real estate sector increasingly reflects the stronger job market. Approved building permits for new residential construction continue to rise in 2016.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

During the six months ended June 30, 2016 and 2015, we made income tax payments of $0.6 million and $0.0 million, respectively.

Share-Based Compensation

On June 3, 2015, shareholders approved and we adopted the 2015 Incentive Compensation Plan (the “2015 Plan”), which replaced the Amended and Restated 1997 Incentive and Capital Accumulation Plan (2011 Restatement), as amended (the “Incentive Plan”). Each of the Incentive Plan and 2015 Plan provide for the grant of stock options, stock appreciation rights, stock awards, performance awards, and stock units to officers, employees and directors of AV Homes. The exercise prices of stock options granted under the Incentive Plan or the 2015 Plan may not be less than the stock exchange closing price of our common stock on the date of grant. Stock option awards under the Incentive Plan and 2015 Plan generally expire 10 years after the date of grant.

As of June 30, 2016, an aggregate of 590,483 shares of our common stock, subject to certain adjustments, were reserved for issuance under the Incentive Plan, relating to outstanding options and restricted stock units previously awarded prior to the adoption of the 2015 Plan and currently outstanding under the Incentive Plan. Additionally, there were an aggregate of 418,068 shares available for grant as of June 30, 2016 under the 2015 Plan and 49,760 shares reserved for issuance relating to restricted stock units previously awarded and currently outstanding under the 2015 Plan.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of AV Homes. The computation of diluted earnings per share for the three and six months ended June 30, 2016 did not assume the effect of employee stock options because the effects were antidilutive. The computation of diluted loss per share for the three and six months ended June 30, 2015 did not assume the effect of restricted stock, restricted stock units, employee stock options, or convertible notes because the effects were antidilutive.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Basic net income (loss)	$117,361	$(4,466)	$118,152	$(9,474)
Diluted net income (loss)	$118,561	$(4,466)	$120,552	$(9,474)

Denominator:
Basic weighted average shares outstanding	22,402,641	22,005,589	22,396,238	22,000,367
Diluted weighted average shares outstanding	26,648,153	22,005,589	26,614,726	22,000,367

Basic earnings (loss) per share	$5.24	$(0.20)	$5.28	$(0.43)
Diluted earnings (loss) per share	$4.45	$(0.20)	$4.53	$(0.43)

Comprehensive Income (Loss)

Net income (loss) and comprehensive income (loss) are the same for the three and six months ended June 30, 2016 and 2015 because we do not have components of comprehensive income.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to perform annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date by one year. As a result, the standard is effective for us for annual and interim periods beginning January 1, 2018 and allows for full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Note 2 - Business Acquisitions

Bonterra Builders Acquisition

On July 1, 2015, we acquired substantially all of the assets and certain liabilities of Bonterra Builders, LLC (“Bonterra Builders”) for approximately $99.8 million, subject to customary post-closing adjustments. Part of the aggregate consideration includes a $6.0 million estimated earn-out. The actual amount of the earn-out may be more or less than the $6.0 million target amount based on the performance of the Bonterra Builders business through the end of 2016, of which $3.3 million has been paid as of June 30, 2016. A portion of the aggregate consideration equal to $0.8 million was held back by us at the closing as security for Bonterra Builder's indemnification and other potential obligations under the purchase agreement. Bonterra Builders acquires raw and developed land, develops raw land and constructs single-family homes in the Charlotte, North Carolina area. With approximately 1,700 lots owned or controlled at the time of acquisition, Bonterra Builders significantly enhances our position in a key growth market. The results of Bonterra Builders operations are included in our consolidated financial statements from the acquisition date of July 1, 2015.

The Bonterra Builders acquisition was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). We recorded the acquired assets and liabilities at their estimated fair value. We determined the estimated fair values with the assistance of appraisals or valuations performed by independent third-party specialists, discounted cash flow analyses, quoted market prices where available, and estimates by management. To the extent the consideration transferred exceeded the fair value of the net assets acquired in this transaction, such excess was assigned to goodwill.

Note 3 - Land and Other Inventories

Land and other inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Land held for future development	$21,422	$21,403
Land developed and in process of development	367,109	348,648
Homes completed or under construction	247,753	212,480
Total	$636,284	$582,531

We capitalize interest to inventories during the period of development in accordance with ASC 835, Interest (“ASC 835”). Homebuilding interest capitalized to cost of inventory is included in cost of sales as related units or lots are sold. To the extent our homebuilding debt exceeds our qualified assets, as defined in ASC 835, we expense a portion of interest incurred. Qualified homebuilding assets consist of land, lots and homes that are under development or construction, excluding finished unsold homes or finished models.

The following table represents interest incurred, interest capitalized, and interest expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest incurred	$6,537	$6,788	$13,390	$13,501
Interest capitalized	(5,657)	(4,382)	(11,238)	(7,838)
Interest expense	$880	$2,406	$2,152	$5,663

Note 4 - Investments in Unconsolidated Entities

We participate in entities with equity interests ranging from 20% to 58% for the purpose of acquiring and/or developing land. We determine the method for accounting for our investment at inception or upon a reconsideration event.

We share in the profits and losses of unconsolidated entities generally in accordance with our ownership interests. We and our equity partners typically make initial and ongoing capital contributions to these unconsolidated entities on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated entity’s respective operating agreement or other governing documents. We made contributions totaling less than $0.1 million to our unconsolidated entities during the three and six months ended June 30, 2016. We made contributions totaling $0.8 million and $2.9 million to our unconsolidated entities during the three and six months ended June 30, 2015, respectively. The balance of our investments in unconsolidated entities was $1.2 million as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, EM 646 was financed by partner equity and does not have third-party debt. In addition, we have not provided any guarantees to the entity or our equity partner. The assets of our investee can only be used to settle obligations of the investee.

Note 5 – Senior Notes

Our Senior Notes are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
7.50% Senior Convertible Notes due 2016	$—	$46,793
8.50% Senior Notes due 2019	200,000	200,000
6.00% Senior Convertible Notes due 2020	80,000	80,000
Senior Secured Credit Facility	35,000	—
Total Senior Notes	315,000	326,793
Deferred debt issuance costs	(5,082)	(5,877)
Debt discount	(62)	(70)
Total Senior Notes, net	$309,856	$320,846

We made interest payments of $0.0 million and $12.8 million for the three and six months ended June 30, 2016, respectively. We made interest payments of $9.7 million and $22.0 million for the three and six months ended June 30, 2015, respectively. We were in compliance with all debt covenants as of June 30, 2016 and December 31, 2015.

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

Senior Secured Credit Facility

On April 7, 2014 we entered into a $65.0 million senior secured credit facility with JPMorgan Chase Bank, N.A., as agent, a lender and a letter of credit issuer, which became effective on June 6, 2014 (the “Senior Secured Credit Facility”). The other original lenders and letter of credit issuers include Royal Bank of Canada and Credit Suisse AG. Later in 2014, we increased the Senior Secured Credit Facility by $40.0 million with the addition of Citibank, N.A., and Deutsche Bank, A.G., as additional lenders.

The Senior Secured Credit Facility includes revolving credit and letter of credit facilities in an aggregate principal amount of up to $105.0 million, with an “accordion” feature that allows us, with the consent of the lenders, to increase the aggregate amount to $175.0 million. The Senior Secured Credit Facility also includes a swing line loan facility in an aggregate principal amount of up to $30.0 million. As of June 30, 2016, we had sufficient qualified assets in the borrowing base to cover the full $105.0 million capacity and had $35.0 million borrowings outstanding.

On July 28, 2016, we upsized and extended our Senior Secured Credit Facility through July 28, 2019. See Note 10, Subsequent Events.

Note 6 - Estimated Development Liability

The estimated development liability consists primarily of utilities improvements in Rio Rico, Arizona and Poinciana, Florida for more than 8,000 home sites previously sold, in most cases prior to 1980. The estimated development liability is reduced by actual expenditures and is evaluated and adjusted, as appropriate, to reflect management’s estimate of potential costs. In addition, we obtain third-party engineer evaluations on an annual basis and adjust this liability to reflect changes in the estimated costs. Cash expenditures associated with these obligations were $0.1 million during each of the three and six months ended June 30, 2016 and 2015. Future increases or decreases of costs for construction, material and labor, as well as other land development and utilities infrastructure costs, may have a significant effect on the estimated development liability. The balance of the estimated development liability was $32.4 million and $32.6 million as of June 30, 2016 and December 31, 2015, respectively.

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

Surety Bonds

Surety bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2016, we had outstanding surety bonds of approximately $32.0 million. The amount of outstanding surety bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding surety bonds will be drawn upon.

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

The following table summarizes our information for reportable segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating income:
Florida
Revenues:
Homebuilding	$88,597	$56,686	$154,644	$98,592
Amenity and other	2,737	2,727	5,519	5,504
Land sales	569	760	644	3,464
Total revenues	$91,903	$60,173	$160,807	$107,560
Expenses:
Homebuilding cost of revenues	69,256	46,023	121,173	80,624
Homebuilding selling, general and administrative	11,977	8,165	21,185	14,753
Amenity and other	2,349	2,394	4,903	4,739
Land sales	203	98	219	383
Segment operating income	$8,118	$3,493	$13,327	$7,061

Arizona
Revenues:
Homebuilding	$40,567	$15,277	$62,241	$25,184
Land sales	185	—	185	—
Total revenues	40,752	15,277	62,426	25,184
Expenses:
Homebuilding cost of revenues	33,890	13,594	52,436	22,207
Homebuilding selling, general and administrative	3,877	2,515	6,919	4,837
Amenity and other	21	36	53	74
Land sales	171	—	171	—
Segment operating income (loss)	$2,793	$(868)	$2,847	$(1,934)

Carolinas
Revenues:
Homebuilding	$55,441	$3,939	$88,953	$5,475
Total revenues	55,441	3,939	88,953	5,475
Expenses:
Homebuilding cost of revenues	48,236	3,617	76,770	4,992
Homebuilding selling, general and administrative	5,734	958	9,781	1,774
Segment operating income (loss)	$1,471	$(636)	$2,402	$(1,291)

Operating income	$12,382	$1,989	$18,576	$3,836

Unallocated income (expenses):
Interest and other income (expense)	(23)	233	1	289
Corporate general and administrative expenses	(4,183)	(4,282)	(8,270)	(7,936)
Interest expense	(880)	(2,406)	(2,152)	(5,663)
Income (loss) before income taxes	7,296	(4,466)	8,155	(9,474)
Income tax benefit	(110,065)	—	(109,997)	—
Net income (loss)	$117,361	$(4,466)	$118,152	$(9,474)

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

The carrying amounts and fair values of our financial liabilities as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes:
7.50% Notes	$—	$—	$46,793	$45,389
8.50% Notes, net (1)	196,138	196,860	195,495	199,000
6.00% Notes, net (1)	78,718	72,760	78,558	75,368
Senior Secured Credit Facility	35,000	35,000	—	—
Contingent consideration (earn-out) (2)	2,822	2,822	7,083	7,083

(1) The carrying value of the debt instruments are net of unamortized deferred financing costs and certain debt discounts.

(2) In the three month period ended June 30, 2016, we paid $4.3 million of the earn-out.

In estimating the fair value of financial liabilities, we used the following methods and assumptions:

7.50% Notes, 8.50% Notes, and 6.00% Notes

As of June 30, 2016 and December 31, 2015, the fair value of the 7.50% Notes, the 8.50% Notes and the 6.00% Notes is estimated, based on quoted or estimated market prices. These fall within Level 2 of the fair value hierarchy.

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

Note 10 – Subsequent Event

On July 28, 2016, we entered into an amendment to our Senior Secured Credit Facility and existing Guarantee and Collateral Agreement (the “Amendment”). Pursuant to the Amendment, from the period beginning on July 28, 2016 and ending on June 5, 2017, the Amendment increases the committed amount available under the Credit Agreement to $165.0 million. On June 6, 2017 the total committed amount available under the Credit Agreement will be reduced to $150.0 million (the “Extended Commitments”). The Extended Commitments will expire on July 28, 2019 and any loans outstanding on such date will mature and be payable. The Senior Secured Credit Facility includes an “accordion” feature that allows the Company, with the consent of the lenders, which was increased from $175.0 million to $200.0 million in connection with the Amendment.

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

For six months ended June 30, 2016, we derived 52% of our revenues from Florida, 20% of our revenues from Arizona, and 28% of our revenues from the Carolinas.

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

As of June 30, 2016, our current selling community count included 62 locations, 27 in Florida, nine in Arizona, and 26 in the Carolinas, with additional communities in the pipeline for each area. Our count of communities with closings as of June 30, 2016 included 59 locations, 26 in Florida, nine in Arizona, and 24 in the Carolinas.

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

We continue to invest in the primary residential market to create a more diversified portfolio that mitigates cyclical impact over time. Through homebuilder acquisitions and by acquiring new land and lot positions, we have expanded and continue to expand within our existing markets in Central Florida, Charlotte, Raleigh, Jacksonville and the greater Phoenix area. Replacement lot positions require new acquisitions of developed lots or platted or unplatted undeveloped land, or we may decide to develop current land holdings, depending on market conditions within the submarket of these assets.

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

Home starts. Home starts is the number of new homes on which we have started construction in a given period. Home starts are monitored by management in order to minimize the time between contract signing and home closing.

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

Results of Operations

The following table provides a comparison of certain financial data related to our operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating income:
Florida
Revenues:
Homebuilding	$88,597	$56,686	$154,644	$98,592
Amenity and other	2,737	2,727	5,519	5,504
Land sales	569	760	644	3,464
Total revenues	$91,903	$60,173	$160,807	$107,560
Expenses:
Homebuilding cost of revenues	69,256	46,023	121,173	80,624
Homebuilding selling, general and administrative	11,977	8,165	21,185	14,753
Amenity and other	2,349	2,394	4,903	4,739
Land sales	203	98	219	383
Segment operating income	$8,118	$3,493	$13,327	$7,061

Arizona
Revenues:
Homebuilding	$40,567	$15,277	$62,241	$25,184
Land sales	185	—	185	—
Total revenues	40,752	15,277	62,426	25,184
Expenses:
Homebuilding cost of revenues	33,890	13,594	52,436	22,207
Homebuilding selling, general and administrative	3,877	2,515	6,919	4,837
Amenity and other	21	36	53	74
Land sales	171	—	171	—
Segment operating income (loss)	$2,793	$(868)	$2,847	$(1,934)

Carolinas
Revenues:
Homebuilding	$55,441	$3,939	$88,953	$5,475
Total revenues	55,441	3,939	88,953	5,475
Expenses:
Homebuilding cost of revenues	48,236	3,617	76,770	4,992
Homebuilding selling, general and administrative	5,734	958	9,781	1,774
Segment operating income (loss)	$1,471	$(636)	$2,402	$(1,291)

Operating income	$12,382	$1,989	$18,576	$3,836

Unallocated income (expenses):
Interest and other income (expense)	(23)	233	1	289
Corporate general and administrative expenses	(4,183)	(4,282)	(8,270)	(7,936)
Interest expense	(880)	(2,406)	(2,152)	(5,663)
Income (loss) before income taxes	7,296	(4,466)	8,155	(9,474)
Income tax benefit	(110,065)	—	(109,997)	—
Net income (loss)	$117,361	$(4,466)	$118,152	$(9,474)

Data from closings for the Florida, Arizona and the Carolinas segments for the three and six months ended June 30, 2016 and 2015 is summarized as follows (dollars in thousands):

			Average
	Number		Price
For the three months ended June 30,	of Units	Revenues	Per Unit
2016
Florida	313	$88,597	$283
Arizona	130	40,567	312
Carolinas	151	55,441	367
Total	594	$184,605	311

2015
Florida	218	$56,686	$260
Arizona	60	15,277	255
Carolinas	13	3,939	303
Total	291	$75,902	261

			Average
	Number		Price
For the six months ended June 30,	of Units	Revenues	Per Unit
2016
Florida	564	$154,644	$274
Arizona	211	62,241	295
Carolinas	247	88,953	360
Total	1,022	$305,838	299

2015
Florida	387	$98,592	$255
Arizona	99	25,184	254
Carolinas	18	5,475	304
Total	504	$129,251	256

Second Quarter 2016 Highlights

During the second quarter of 2016, we continued to execute our strategic and operational business plan through (i) the continued deployment of existing capital into land and lot acquisitions, (ii) the development of existing land and lot positions, in addition to the construction of homes for sale, (iii) the increase in the number of homes sold and closed, and (iv) the profitable sale of non-core asset positions.

Three Months Ended June 30, 2016 and 2015

Consolidated Results

Overall revenue increased by $108.7 million or 136.9% to $188.1 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was comprised of homebuilding revenue, which increased by $108.7 million or 143.2% compared to the same period of 2015. The increase in homebuilding revenue was driven by a 104.1% increase in units closed and 19.2% increase in the average sales price for homes closed. Amenity and other revenue and land sales remained relatively comparable to the prior period. The gain on land sales during the three months ended June 30, 2016 was $0.4 million compared to $0.7 million during the same period in 2015.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $108.7 million or 143.2% to $184.6 million for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to a 104.1% increase in units closed and a 19.2% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue increased $31.9 million or 56.3% for the three months ended June 30, 2016 compared to the same period in 2015 primarily driven by a 43.6% increase in units closed due to an increase in the number of communities in which we had closings from 21 to 26. In the Arizona segment, revenues increased $25.3 million or 165.5% for the three months ended June 30, 2016 compared to the same period in 2015 primarily driven by a 116.7% increase in units closed due to an increase in the number of communities in which we had closings from six to nine, including the addition of Encore at Eastmark, our new active adult community. In the Carolinas segment, revenues increased by $51.5 million for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in the number of communities in which we had closings from five to 24, primarily as a result of the Bonterra Builders acquisition. Additionally, the average selling prices increased 8.9%, 22.6% and 21.2% for the Florida, Arizona and Carolinas segments, respectively, due to a combination of selective price increases and the mix of communities with closings, as many of the newly opened communities had average selling prices that were higher than the overall average for the segment.

Gross margin from combined home closings increased by 130 basis points to 18.0% from 16.7% for the three months ended June 30, 2016 compared to the same period in 2015. Gross margin from the Florida segment increased by 300 basis points to 21.8% from 18.8% for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Arizona segment increased by 550 basis points to 16.5% from 11.0% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the addition of higher margin communities and selective price increases driving improvements in margins. Gross margin from the Carolinas segment increased by 480 basis points to 13.0% from 8.2% for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the acquisition of Bonterra Builders. The Carolinas gross margin for the three months ended June 30, 2016 also includes $0.9 million of expense associated with the purchase accounting write-up of the Bonterra Builders in-process inventory that did not affect the margins in the same period in 2015. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $2.2 million, $1.6 million and $1.5 million, respectively, for the three months ended June 30, 2016 and was $1.3 million, $0.4 million and $0.1 million, respectively, for the same period in 2015.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 14.0% for the three months ended June 30, 2016 from 21.0% for the same period in 2015. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 11.7% for the three months ended June 30, 2016 from 15.3% for the same period in 2015 as we were able to continue to leverage the cost base over our increased revenues, primarily driven by the Bonterra Builders acquisition. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 13.5% for the three months ended June 30, 2016 compared to 14.4% for the three months ended June 30, 2015. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue improved to 9.6% for the three months ended June 30, 2016 compared to 16.5% for the three months ended June 30, 2015 primarily due to the cost leverage achieved from the more than doubling of revenue from last year. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment improved to 10.3% for the three months ended June 30, 2016 compared to 24.3% for the three months ended June 30, 2015 due to the significant increase in revenue primarily from the acquisition of Bonterra Builders.

Corporate general and administrative expenses decreased by $0.1 million to $4.2 million for the three months ended June 30, 2016 compared to the same period in 2015. As a percentage of homebuilding revenue, corporate general and administrative expenses improved to 2.3% for the three months ended June 30, 2016 compared to 5.6% for the same period in 2015. The decrease as a percentage of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense decreased by $1.5 million to $0.9 million for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in interest expense is primarily attributable to an increase in capitalized interest due to an expansion of inventory under development in 2016 as compared to 2015.

Income tax benefit for the three months ended June 30, 2016 increased to $110.1 million from $0.0 million for the same period in 2015 due to the reversal of the deferred tax asset valuation allowance in the current period.

Net income for the three months ended June 30, 2016 was $117.4 million or $4.45 per diluted share compared to a net loss of $4.5 million or $0.20 per diluted share for the three months ended June 30, 2015. The increase in net income for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to (i) the reversal of a deferred tax asset valuation allowance (ii) the higher volume of closings and increases in average selling price, driving leverage in our cost base, and (iii) improved gross margins.

Six Months Ended June 30, 2016 and 2015

Consolidated Results

Overall revenue increased by $174.0 million or 125.9% to $312.2 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was comprised of homebuilding revenue, which increased by $176.6 million or 136.6% compared to the same period of 2015, partially offset by a decrease in land sales revenue of $2.6 million. The increase in homebuilding revenue was driven by a 102.8% increase in units closed and a 16.7% increase in the average sales price for homes closed. The decrease in land sales is primarily due to non-recurring sales of non-core assets in Florida in 2015. Land sales can be highly variable from quarter to quarter and large fluctuations may occur. The gain on land sales during the six months ended June 30, 2016 was $0.4 million compared to $3.1 million during the same period in 2015.

Homebuilding Operations

Homebuilding revenue, which is revenue from home closings, increased $176.6 million or 136.6% to $305.8 million for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a 102.8% increase in units closed and a 16.7% increase in the average sales price for homes closed. In the Florida segment, homebuilding revenue increased $56.1 million or 56.9% for the six months ended June 30, 2016 compared to the same period in 2015 driven by a 45.7% increase in units closed due to an increase in the number of communities in which we had closings from 21 to 26. In the Arizona segment, revenues increased $37.1 million or 147.1% for the six months ended June 30, 2016 compared to the same period in 2015 driven by a 113.1% increase in units closed due to an increase in the number of communities in which we had closings from six to nine, including the addition of Encore at Eastmark, our new active adult community. In the Carolinas segment, revenues increased by $83.4 million for the six months ended June 30, 2016 compared to the same period in 2015 due to an increase in the number of communities in which we had closings from five to 24, primarily as a result of the Bonterra Builders acquisition. Additionally, the average selling prices increased 7.6%, 16.0% and 18.4% for the Florida, Arizona and Carolinas segments, respectively, due to a combination of selective price increases and the mix of communities with closings in each respective period.

Gross margin from combined home closings increased by 150 basis points to 18.1% from 16.6% for the six months ended June 30, 2016 compared to the same period in 2015. Gross margin from the Florida segment increased by 340 basis points to 21.6% from 18.2% for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to cost reduction initiatives favorably impacting our construction costs and selective price increases. Gross margin from the Arizona segment increased by 400 basis points to 15.8% from 11.8% for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the addition of higher margin communities and selective price increases driving improvements in margins. Gross margin from the Carolinas segment increased by 490 basis points to 13.7% from 8.8% for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the acquisition of Bonterra Builders. The Carolinas gross margin for the six months ended June 30, 2016 also includes $1.4 million of expense associated with the purchase accounting write-up of the Bonterra Builders in-process inventory that did not affect the margins in the same period in 2015. Capitalized interest included in cost of sales for the Florida, Arizona and Carolinas segments was $3.8 million, $2.4 million and $2.3 million, respectively, for the six months ended June 30, 2016 and was $2.2 million, $0.7 million and $0.2 million, respectively, for the same period in 2015.

Total selling, general and administrative expenses as a percentage of homebuilding revenue improved to 15.1% for the six months ended June 30, 2016 from 22.7% for the same period in 2015. Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenue improved to 12.4% for the six months ended June 30, 2016 from 16.5% for the same period in 2015 as we were able to continue to leverage the cost base over our increased revenues, primarily driven by the Bonterra Builders acquisition. Homebuilding selling, general and administrative expenses for the Florida segment as a percentage of homebuilding revenue for the Florida segment was 13.7% for the six months ended June 30, 2016 compared to 15.0% for the six months ended June 30, 2015. Homebuilding selling, general and administrative expenses for the Arizona segment as a percentage of homebuilding revenue for the Arizona segment improved to 11.1% for the six months ended June 30, 2016 compared to 19.2% for the six months ended June 30, 2015 primarily due to the cost leverage achieved from the more than doubling of revenue from the same period in 2015. Homebuilding selling, general and administrative expenses for the Carolinas segment as a percentage of homebuilding revenue for the Carolinas segment improved to 11.0% for the six months ended June 30, 2016 compared to 32.4% for the six months ended June 30, 2015 due to the significant increase in revenue primarily from the acquisition of Bonterra Builders.

Corporate general and administrative expenses increased by $0.3 million to $8.3 million for the six months ended June 30, 2016 compared to the same period in 2015. As a percentage of homebuilding revenue, corporate general and administrative expenses improved to 2.7% for the six months ended June 30, 2016 compared to 6.1% for the same period in 2015. The decrease as a percentage of revenue was driven by the significant increase in revenue, while containing our costs.

Interest expense decreased by $3.5 million to $2.2 million for the six months ended June 30, 2016 compared to $5.7 million in the same period in 2015. The decrease in interest expense is primarily attributable to an increase in capitalized interest due to an expansion of inventory under development in 2016 as compared to 2015.

Income tax benefit for the six months ended June 30, 2016 increased to $110.0 million from $0.0 million for the same period in 2015 due to the reversal of the deferred tax asset valuation allowance in June 2016.

Net income for the six months ended June 30, 2016 was $118.2 million or $4.53 per diluted share compared to a net loss of $9.5 million or $0.43 per diluted share for the six months ended June 30, 2015. The increase in net income for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to (i) the reversal of the deferred tax valuation allowance (ii) the higher volume of closings and increases in average selling price, driving leverage in our cost base, and (iii) improved gross margins, partially offset by a decrease of $2.6 million in land sale gains.

Data from contracts signed for the Florida, Arizona and the Carolinas segments for the three and six months ended June 30, 2016 and 2015 is summarized as follows (dollars in thousands):

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the three months ended June 30,	Signed	Cancellations	Cancellations	Value	Unit
2016
Florida	428	(69)	359	$99,642	$278
Arizona	171	(38)	133	42,216	317
Carolinas	213	(20)	193	71,443	370
Total	812	(127)	685	$213,301	311

2015
Florida	385	(59)	326	$88,143	$270
Arizona	167	(36)	131	38,481	294
Carolinas	38	(4)	34	10,880	320
Total	590	(99)	491	$137,504	280

	Gross
	Number		Contracts		Average
	of Contracts		Signed, Net of	Dollar	Price Per
For the six months ended June 30,	Signed	Cancellations	Cancellations	Value	Unit
2016
Florida	872	(133)	739	$205,337	$278
Arizona	340	(79)	261	81,531	312
Carolinas	400	(33)	367	136,370	372
Total	1,612	(245)	1,367	$423,238	310

2015
Florida	808	(119)	689	$183,738	$267
Arizona	287	(48)	239	69,069	289
Carolinas	57	(9)	48	15,236	317
Total	1,152	(176)	976	$268,043	275

Three Months Ended June 30, 2016 and 2015

The total number of net housing contracts signed during the three months ended June 30, 2016 compared to the same period in 2015 increased by 194 or 39.5%. The dollar value of housing contracts signed increased by $75.8 million or 55.1% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the three months ended June 30, 2016 increased by 33 or 10.1%, while the dollar value of housing contracts signed increased by $11.5 million or 13.0%, due to an increase in the number of selling communities from 23 to 27. The number of net housing contracts signed for the Arizona segment during the three months ended June 30, 2016 was relatively comparable to the prior year period, increasing by 2 or 1.5%, while the dollar value of housing contracts signed increased by $3.7 million or 9.7%, due to selective price increases and increases in sales in higher priced communities, while having the same number of selling communities as the prior period. The number of net housing contracts signed for the Carolinas segment during the three months ended June 30, 2016 increased by 159, while the dollar value of housing contracts signed increased by $60.6 million, due to an increase in the number of selling communities from six to 26, primarily as a result of the Bonterra Builders acquisition. The overall increase reflects an increase in the number of selling communities from 38 to 62 as well as higher average selling prices.

The cancellation rate during the three months ended June 30, 2016 decreased to 15.6% from 16.8% compared to the same period in 2015. The cancellation rate in the Florida segment increased slightly to 16.1% from 15.3% over the same period. The cancellation rate in the Arizona segment during the three months ended June 30, 2016 increased slightly to 22.2% from 21.6% compared to the same period in 2015. The cancellation rate in the Carolinas segment during three months ended June 30, 2016 decreased to 9.4% from 10.5% during the three months ended June 30, 2015 due to the addition of Bonterra Builders communities, which typically focus on move-up buyers who tend to have a lower cancellation rate.

Six Months Ended June 30, 2016 and 2015

The total number of net housing contracts signed during the six months ended June 30, 2016 compared to the same period in 2015 increased by 391 or 40.1%. The dollar value of housing contracts signed increased by $155.2 million or 57.9% over the same period. The increase in units and value were driven by improvements in all segments. The number of net housing contracts signed for the Florida segment during the six months ended June 30, 2016 increased by 50 or 7.3%, while the dollar value of housing contracts signed increased by $21.6 million or 11.8%, due to an increase in the number of selling communities from 23 to 27. The number of net housing contracts signed for the Arizona segment during the six months ended June 30, 2016 increased by 22 or 9.2%, while the dollar value of housing contracts signed increased by $12.5 million or 18.0%, due to higher volume from existing communities that were newly opened last year. The number of net housing contracts signed for the Carolinas segment during the six months ended June 30, 2016 increased by 319, while the dollar value of housing contracts signed increased by $121.1 million, due to an increase in the number of selling communities from six to 26, primarily as a result of the Bonterra Builders acquisition. The overall increase reflects an increase in the number of selling communities from 38 to 62 as well as higher average selling prices.

The cancellation rate during the six months ended June 30, 2016 decreased slightly to 15.2% from 15.3% compared to the same period in 2015. The cancellation rate in the Florida segment increased slightly to 15.3% from 14.7% over the same period. The cancellation rate in the Arizona segment during the six months ended June 30, 2016 increased to 23.2% from 16.7% compared to the same period in 2015, primarily attributable to lot transfers within existing communities in the first quarter of 2016. The cancellation rate in the Carolinas segment during the six months ended June 30, 2016 decreased to 8.3% compared to 15.8% during six months ended June 30, 2015 due to the addition of Bonterra Builders communities, which typically focus on move-up buyers who tend to have a lower cancellation rate.

Backlog for the Florida, Arizona and the Carolinas segments as of June 30, 2016 and 2015 is summarized as follows (dollars in thousands):

			Average
	Number	Dollar	Price
As of June 30,	of Units	Volume	Per Unit
2016
Florida	591	$167,754	$284
Arizona	283	91,952	325
Carolinas	270	103,622	384
Total	1,144	$363,328	318

2015
Florida	575	$157,137	$273
Arizona	192	57,666	300
Carolinas	36	11,705	325
Total	803	$226,508	282

The backlog of housing contracts as of June 30, 2016 compared to June 30, 2015 increased by 341 or 42.5%, and the dollar value of backlog increased by $136.8 million or 60.4% over the same period. The increase in units of backlog was driven by increased sales due to higher community counts in all segments, as well as increases in the average price per unit sold due to price increases and the sales mix of product sold. The backlog of housing contracts in the Florida segment as of June 30, 2016 compared to June 30, 2015 increased by 16 or 2.8%, and the dollar value increased by $10.6 million or 6.8% over the same period, driven by the increase in selling communities from 23 to 27. The backlog of housing contracts in the Arizona segment as of June 30, 2016 compared to June 30, 2015 increased by 91 or 47.4%, and the dollar value increased by $34.3 million or 59.5% over the same period, driven by higher volume from existing communities that were newly opened last year, and an 8.2% increase in average selling price. The backlog of housing contracts in the Carolinas segment as of June 30, 2016 compared to June 30, 2015 increased by 234 and the dollar value increased by $91.9 million over the same period, driven by the increase in selling communities from six to 26, primarily as a result of the Bonterra Builders acquisition.

As of June 30, 2016, our inventory of unsold (speculative) homes, both completed and under construction, was 439 units, as compared to 314 units as of June 30, 2015. As of June 30, 2016, approximately 23% of unsold homes were completed compared to approximately 32% as of June 30, 2015. The increase in speculative homes is consistent with the growth in the number of communities.

The following is a breakdown of our land holdings as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
		Partially		Total		Partially		Total
	Developed	Developed		Remaining	Developed	Developed		Remaining
	Lots	Lots	Raw Lots	Lots (1)	Lots	Lots	Raw Lots	Lots (1)
Florida
Active adult	718	100	5,732	6,550	737	143	5,898	6,778
Primary residential	1,965	652	906	3,523	2,111	637	1,040	3,788
	2,683	752	6,638	10,073	2,848	780	6,938	10,566
Arizona
Active adult	773	768	452	1,993	432	1,238	452	2,122
Primary residential	466	—	345	811	550	—	345	895
	1,239	768	797	2,804	982	1,238	797	3,017
Carolinas
Active adult	116	88	408	612	148	79	408	635
Primary residential	721	560	410	1,691	533	886	478	1,897
	837	648	818	2,303	681	965	886	2,532
Total principal communities	4,759	2,168	8,253	15,180	4,511	2,983	8,621	16,115

(1) Estimated lots are based on historical densities for our land. New projects may ultimately be developed into more or less than the number of lots stated.

In addition to the lots presented in the table above, we also have approximately 1,700 acres of commercial and industrial land, approximately 5,600 acres of unplatted scattered mixed-use land, and 690 platted scattered lots.

Income Taxes

Income taxes have been provided for using the asset and liability method under ASC 740, Income Taxes (“ASC 740”). The asset and liability method is used in accounting for income taxes where deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The realization of the deferred tax assets ultimately depends upon the existence of sufficient taxable income in future periods. We established a full valuation allowance against our deferred tax assets in 2009 and regularly analyzed all available positive and negative evidence in determining the continuing need for a valuation allowance with respect to our deferred tax assets. This evaluation considered, among other factors, historical operating results, our three-year cumulative profit or loss position, forecasts of future profitability, and the duration of statutory carryforward periods. After careful evaluation of all positive and negative evidence, and giving more weight to objectively verifiable evidence over more subjective evidence, we concluded as of June 30, 2016 that it was “more likely than not” that all of our federal deferred tax assets and our state deferred tax assets will be realized. Even if industry conditions weaken from current levels, we believe we will be able to adjust our operations to sustain long-term profitability. Accordingly, we reversed $112.9 million of valuation allowance during the three months ended June 30, 2016. When a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be reversed must be allocated to the remaining interim periods. Our income tax benefit for June 30, 2016 includes $2.7 million of this reversal. The remaining valuation allowance of $11.0 million is anticipated to be reversed over the third and fourth quarters of 2016.

Any interest or penalties assessed have been minimal and immaterial to our financial results. In the event we are assessed any interest or penalties in the future, we plan to include them in our consolidated statements of operations and comprehensive income (loss) as income tax expense.

Liquidity and Capital Resources

Our primary business activities are capital intensive in nature. Significant capital resources are required to finance planned active adult and primary residential communities, homebuilding construction in process, community infrastructure, selling expenses, new projects and working capital needs, including funding of debt service requirements, operating deficits and the carrying costs of land. We finance these capital needs through our cash on hand, operating cash flows, senior credit facility, senior notes and capital markets. For more information regarding our debt, see Note 5, Senior Notes, to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Cash Flows

As of June 30, 2016, our cash and cash equivalents totaled $23.1 million compared to $46.9 million as of December 31, 2015. As of June 30, 2016, total consolidated indebtedness was $315.0 million compared to $326.8 million as of December 31, 2015. The decrease in cash and cash equivalents as of June 30, 2016 is primarily due to the purchase and development of land and the increase in homes under construction due to higher sales and the redemption of the 7.50% Notes. Additionally, as of June 30, 2016, we had $1.1 million in restricted cash as compared to $26.9 million in restricted cash as of December 31, 2015, which was comprised primarily of cash on deposit as an interest reserve to comply with the terms of our Senior Secured Credit Facility. As of June 30, 2016, the Company was above the specified thresholds requiring the reserve.

Our operating cash flows fluctuate relative to the status of development within existing communities, expenditures for land, new developments and other real estate activities, sales of various homebuilding product lines within those communities and other developments and to fund operating deficits.

For the six months ended June 30, 2016, net cash used in operating activities was $7.5 million. The operating cash outflow was primarily due to the net income of $118.2 million offset by the $110.2 million decrease in deferred tax assets, net due to the reversal of the deferred tax asset valuation allowance in June 2016. The remaining change was due to the increase in land and other inventories of $54.0 million partially offset by a decrease in restricted cash of $25.9 million related to the release of the interest reserve requirement for our Senior Secured Credit Facility.

Net cash used in investing activities was $0.3 million primarily due to the purchase of property and equipment. Net cash used in financing activities was $16.1 million, primarily due to the repayment of the remaining $46.8 million of 7.50% Notes at maturity, partially offset by a draw of $35.0 million on the Senior Secured Credit Facility during the first quarter of 2016.

For the six months ended June 30, 2015, net cash used in operating activities was $98.0 million. The operating cash outflow was primarily due to the net loss of $9.5 million, the increase in land and other inventories of $89.8 million, and an increase in restricted cash of $8.7 million related to a covenant requirement in our Senior Secured Credit Facility. Using the proceeds from our 8.50% Senior Notes issued in June 2014, we purchased land and lots for the expansion of all our homebuilding segments and increased the number of homes under construction commensurate with the increase in our home sales. These outflows were partially offset by cash inflow of $5.9 million from increased customer deposits. Net cash used in investing activities amounted to $3.8 million primarily due to investments in a joint venture in our Arizona segment. Net cash provided by financing activities was $34.7 million, primarily due to the issuance of $80.0 million of 6.00% Notes, partially offset by the repurchase of $44.6 million of 7.50% Notes and 7.50% Exchange Notes.

Other

Assuming that no significant adverse changes occur in our business, we anticipate the aggregate cash on hand, cash flow generated through homebuilding and related operations, and the Senior Secured Credit Facility will provide sufficient liquidity to fund our business for the next 12 months.

Off Balance Sheet Arrangements

Performance bonds, issued by third-party entities, are used primarily to guarantee our performance to construct improvements in our various communities. As of June 30, 2016, we had outstanding performance bonds of approximately $32.0 million. The amount of outstanding performance bonds could fluctuate depending on the level of development activity. We do not believe that it is likely any of these outstanding performance bonds will be drawn upon.

Critical Accounting Policies

There were no material changes in AV Homes' critical accounting policies during the six months ended June 30, 2016. For additional information regarding AV Homes' critical accounting policies, refer to Item 7. Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2015.

Special notes concerning forward-looking statements

Certain statements discussed in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: the cyclical nature of the homebuilding industry and its dependence on broader economic conditions; availability and suitability of undeveloped land and improved lots; ability to develop communities within expected timeframes; increases in interest rates and availability of mortgage financing; our ability to access sufficient capital; our ability to generate sufficient cash to service our indebtedness and potential need for additional financing; terms of our financing documents that may restrict our operations and corporate actions; fluctuations in interest rates; our ability to purchase outstanding notes upon certain fundamental changes; our ability to obtain letters of credit and surety bonds; cancellations of home sale orders; competition for home buyers, properties, financing, raw materials and skilled labor; declines in home prices in our primary regions; inflation affecting homebuilding costs or deflation affecting declines in spending and borrowing levels; the prices and supply of building materials and skilled labor; the availability and skill of subcontractors; elimination or reduction of tax benefits associated with home ownership; warranty and construction defect claims; health and safety incidents in homebuilding activities; the seasonal nature of our business; impacts of weather conditions and natural disasters; resource shortages and rate fluctuations; value and costs related to our land and lot inventory; overall market supply and demand for new homes; our ability to recover our costs in the event of reduced home sales; conflicts of interest involving our largest stockholder; contractual restrictions under a stockholders agreement with our largest stockholder; dependence on our senior management; effect of our expansion efforts on our cash flows and profitability; effects of government regulation of development and homebuilding projects; raising healthcare costs; development liabilities that may impose payment obligations on us; our ability to utilize our deferred income tax asset; costs of environmental compliance; impact of environmental changes; dependence on digital technologies and potential interruptions; future sales or dilution of our equity; impairment of intangible assets; and other factors described in our Annual Report on Form 10-K for the year ended December 31, 2015. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in AV Homes' market risk during the six months ended June 30, 2016. For additional information regarding AV Homes' market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the fiscal quarter ended June 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.3	*

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

AV HOMES, INC.

Date:	July 29, 2016	By:	/s/ Roger A. Cregg
Roger A. Cregg President and Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2016	By:	/s/ Michael S. Burnett
Michael S. Burnett Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)